Form 10-Q
period 1993-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1994-02-04
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
    Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               DECEMBER 31, 1993

                           Commission File No. 1-6776





                               CENTEX CORPORATION

                              A Nevada Corporation

                   IRS Employer Identification No. 75-0778259
                          3333 Lee Parkway, Suite 1200
                              Dallas, Texas 75219
                                 (214) 559-6500

              Commission File Nos. 1-9624 and 1-9625, respectively

                            3333 HOLDING CORPORATION
                              A Nevada Corporation
                        CENTEX DEVELOPMENT COMPANY, L.P.
                         A Delaware Limited Partnership

    IRS Employer Identification Nos. 75-2178860 and 75-2168471, respectively
                          3333 Lee Parkway, Suite 500
                              Dallas, Texas 75219
                                 (214) 559-6700

The registrants have filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

- --------------------------------------------------------------------------------

As of the close of business on February 1, 1994, 31,650,248 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

- --------------------------------------------------------------------------------

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                               DECEMBER 31, 1993


                               CENTEX CORPORATION

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements            1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended December 31, 1993           2

                       Condensed Consolidated Statement of Earnings
                       for the Nine Months Ended December 31, 1993            3

                       Condensed Consolidated Balance Sheets                  4

                       Condensed Consolidated Statement of Cash Flows
                       for the Nine Months Ended December 31, 1993            5

                       Notes to Condensed Consolidated Financial Statements   6

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                  9


PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                                   12

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                            PAGE

PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements              13

                       Condensed Combining Statement of Operations
                       for the Three Months Ended December 31, 1993          14

                       Condensed Combining Statement of Operations
                       for the Nine Months Ended December 31, 1993           15

                       Condensed Combining Balance Sheets                    16

                       Condensed Combining Statement of Cash Flows
                       for the Nine Months Ended December 31, 1993           17


                       Notes to Condensed Combining Financial Statements     18

           ITEM 2.     Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                    19


PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                      20

SIGNATURES                                                                21-22

                               CENTEX CORPORATION

                         PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





ITEM 1.
The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries ("Centex" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


 FOR THE THREE MONTHS ENDED                                                                      December 31,
                                                                                  -----------------------------------------
                                                                                       1993                        1992
                                                                                  --------------             --------------
 REVENUES
    Home Building                                                                  $     485,868              $     387,859
    Mortgage Banking                                                                      53,268                     33,457
    Contracting and Construction Services                                                246,508                    192,675
    Construction Products                                                                 43,508                     31,884
    Savings and Loan                                                                       4,101                      2,783
                                                                                   -------------              -------------

                                                                                         833,253                    648,658
                                                                                   -------------              -------------

 COSTS AND EXPENSES
    Home Building                                                                        460,106                    366,881
    Mortgage Banking                                                                      32,612                     20,357
    Contracting and Construction Services                                                248,096                    193,813
    Construction Products                                                                 40,891                     30,830
    Savings and Loan                                                                       3,772                      2,208
    Corporate General and Administrative                                                   3,646                      2,912
    Interest Expense                                                                       7,448                      4,960
                                                                                   -------------              -------------
                                                                                         796,571                    621,961
                                                                                   -------------              -------------
 EARNINGS BEFORE INCOME TAXES                                                             36,682                     26,697
 Income Taxes                                                                             13,096                      9,052
                                                                                   -------------              -------------
 NET EARNINGS                                                                      $      23,586              $      17,645
                                                                                   =============              =============
 EARNINGS PER SHARE                                                                $         .72              $         .55
                                                                                   =============              =============
 AVERAGE SHARES OUTSTANDING                                                           32,956,169                 32,176,809
                                                                                   =============              =============
 CASH DIVIDENDS PER SHARE                                                          $         .05              $         .05
                                                                                   =============              =============




           See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


 FOR THE NINE MONTHS ENDED                                                                    December 31,
                                                                                -----------------------------------------
                                                                                      1993                       1992
                                                                                --------------             --------------
 REVENUES
    Home Building                                                               $    1,326,925             $    1,056,742
    Mortgage Banking                                                                   144,833                     90,214
    Contracting and Construction Services                                              726,596                    576,128
    Construction Products                                                              136,049                    115,131
    Savings and Loan                                                                    10,591                     13,500
                                                                                --------------             --------------
                                                                                     2,344,994                  1,851,715
                                                                                --------------             --------------
 COSTS AND EXPENSES
    Home Building                                                                    1,263,961                  1,001,745
    Mortgage Banking                                                                    87,227                     56,078
    Contracting and Construction Services                                              729,459                    580,142
    Construction Products                                                              121,526                    108,681
    Savings and Loan                                                                     9,166                     11,471
    Corporate General and Administrative                                                10,690                      9,384
    Interest Expense                                                                    21,575                     15,526
                                                                                --------------             --------------
                                                                                     2,243,604                  1,783,027
                                                                                --------------             --------------
 EARNINGS BEFORE INCOME TAXES                                                          101,390                     68,688
 Income Taxes                                                                           37,952                     22,937
                                                                                --------------             --------------
 NET EARNINGS                                                                   $       63,438             $       45,751
                                                                                ==============             ==============
 EARNINGS PER SHARE                                                             $         1.94             $         1.44
                                                                                ==============             ==============
 AVERAGE SHARES OUTSTANDING                                                         32,734,533                 31,880,106
                                                                                ==============             ==============
 CASH DIVIDENDS PER SHARE                                                       $          .15             $          .15
                                                                                ==============             ==============





           See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   December 31, 1993                           March 31, 1993
                                             -------------------------------           ---------------------------------
                                                                   Fully                                       Fully
                                             Supplemental       Consolidated           Supplemental         Consolidated
                                             ------------       ------------           ------------         ------------
                                                       (unaudited)               (Condensed from audited financial statements)
 ASSETS
 ------
 Cash and Cash Equivalents                    $    19,518        $    27,635            $    13,802          $    26,065
 Marketable Securities                                  -             92,457                      -              110,316
 Receivables -
    Residential Mortgage Loans                          -            789,968                      -              591,328
    Other                                         230,545            262,342                207,029              229,566
 Inventories                                    1,031,261          1,031,261                896,345              896,345
 Investments -
    Joint Ventures and Unconsolidated
      Subsidiaries                                 76,213             61,231                 73,350               50,277
    Centex Development Company, L.P.               70,172             70,172                 71,517               71,517
 Property and Equipment, net                      170,851            188,370                167,406              177,610
 Government-Backed S&L Assets -
    Receivables                                         -             12,142                      -               13,579
    Covered Assets                                      -             59,755                      -               69,244
 Other Assets and Deferred Charges                 21,149             34,382                 24,020               36,246
                                              -----------        -----------            -----------           ----------
                                              $ 1,619,709        $ 2,629,715            $ 1,453,469           $2,272,093
                                              ===========        ===========            ===========           ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Accounts Payable and Accrued Liabilities     $   492,669        $   578,990            $   422,242           $  527,094
 S&L Deposits and Debt                                  -            226,838                      -              204,140
 Short-term Debt                                  205,792            873,792                145,000              637,570
 Long-term Debt                                   223,732            223,732                223,988              223,988
 Deferred Income Taxes                             24,543             53,390                 55,722               72,784
                                              -----------        -----------            -----------           ----------
    Total Liabilities                             946,736          1,956,742                846,952            1,665,576
                                              -----------        -----------            -----------           ----------
 Negative Goodwill                                 25,402             25,402                 28,102               28,102
                                              -----------        -----------            -----------           ----------
 Stockholders' Equity
    Common Stock, $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued 31,626,748 and 31,140,878
      Shares, respectively                          7,907              7,907                  7,785                7,785
 Capital in Excess of Par Value                    25,693             25,693                 15,376               15,376
 Retained Earnings                                613,971            613,971                555,254              555,254
                                              -----------        -----------            -----------           ----------
 Total Stockholders' Equity                       647,571            647,571                578,415              578,415
                                              -----------        -----------            -----------           ----------
                                              $ 1,619,709        $ 2,629,715            $ 1,453,469           $2,272,093
                                              ===========        ===========            ===========           ==========

  The "Supplemental" presentation includes the mortgage company and the savings and loan on the equity method, whereas the "Fully Consolidated" presentation includes all assets and liabilities of these entities. The supplemental data does not purport to present the company's financial position in accordance with generally accepted accounting principles. Also see notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

 FOR THE NINE MONTHS ENDED                                                                 December 31,
                                                                             ------------------------------------
                                                                                   1993                  1992
                                                                             --------------         -------------
 CASH FLOWS - OPERATING ACTIVITIES
    Net Earnings                                                             $       63,438         $      45,751
    Adjustments -
      Depreciation, Depletion and Amortization                                       14,433                11,720
      Deferred Income Taxes                                                         (12,399)                  352
      Equity in Earnings of Joint Ventures and
       Unconsolidated Subsidiaries, net                                              (2,650)               (3,317)
                                                                             --------------         -------------
                                                                                     62,822                54,506

    (Increase) Decrease in Receivables                                              (32,776)               21,676
    Increase in Inventories                                                        (135,236)             (138,167)
    Increase in Payables and Accruals                                                51,908                28,130
    Decrease (Increase) in Other Assets                                                 529                (2,541)
    Other, net                                                                       (7,007)               (1,800)
                                                                             --------------         -------------
                                                                                    (59,760)              (38,196)
                                                                             --------------         -------------
 CASH FLOWS - INVESTING ACTIVITIES
    (Increase) Decrease in Advances to Joint Ventures and
       Unconsolidated Subsidiaries                                                   (6,959)                1,881
    Property and Equipment Additions, net                                           (25,840)               (7,841)
    Decrease in Marketable Securities                                                17,859               108,659
                                                                             --------------         -------------
                                                                                    (14,940)              102,699
                                                                             --------------         -------------
 CASH FLOWS - FINANCING ACTIVITIES
    Increase in Residential Mortgage Loans                                         (199,038)             (149,522)
    Decrease in Government-Backed S&L Assets                                         10,926                81,395
    Increase (Decrease) in S&L Deposits and Debt                                     22,698              (226,390)
    Increase in Debt                                                                235,966               203,632
    Stock and Dividend Transactions, net                                              5,718                  (592)
                                                                             --------------         -------------
                                                                                     76,270               (91,477)
                                                                             --------------         -------------
 NET INCREASE (DECREASE) IN CASH                                                      1,570               (26,974)
 CASH AT BEGINNING OF YEAR                                                           26,065                70,350
                                                                             --------------         -------------
 CASH AT END OF PERIOD                                                       $       27,635         $      43,376
                                                                             ==============         =============



           See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993
                                  (unaudited)


(A)    A summary of changes in stockholders' equity is presented below:

                                                                         Capital in
                                                    Common               Excess of            Retained
                                                    Stock                Par Value            Earnings               Total
                                                    -----                ---------            --------               -----
                                                                             (dollars in thousands)
 Balance, March 31, 1993                          $   7,785             $  15,376             $ 555,254            $  578,415
 Net Earnings                                             -                     -                63,438                63,438
 Exercise of Stock Options                              122                10,317                     -                10,439
 Cash Dividends                                           -                     -                (4,721)               (4,721)
                                                  ---------             ---------             ---------            ----------
 BALANCE, DECEMBER 31, 1993                       $   7,907             $  25,693             $ 613,971            $  647,571
                                                  =========             =========             =========            ==========

(B) On November 30, 1987 the Company distributed to a nominee, all of the issued and outstanding shares of common stock of 3333 Holding Corporation and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L.P. A wholly-owned subsidiary of 3333 Holding Corporation serves as general partner of Centex Development Company, L.P. These securities are held by the nominee on behalf of Centex stockholders, and will trade in tandem with the common stock of Centex, until such time as they are detached. Supplementary condensed combined financial statements for Centex, 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. are as follows:

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                                                  December 31,              March 31,
                                                                                      1993                    1993
                                                                                  ------------            -----------
 ASSETS
      Cash and Cash Equivalents                                                   $     28,117            $    27,317
      Marketable Securities                                                             92,457                110,316
      Receivables                                                                    1,053,786                821,852
      Inventories                                                                    1,155,435              1,027,938
      Investments in Joint Ventures and Unconsolidated
        Subsidiaries                                                                    61,231                 50,277
      Property and Equipment, net                                                      188,370                177,610
      Government-Backed S&L Assets                                                      71,897                 82,823
      Other Assets and Deferred Charges                                                 34,382                 36,246
                                                                                  ------------            -----------
                                                                                  $  2,685,675            $ 2,334,379
                                                                                  ============            ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
      Accounts Payable and Accrued Liabilities                                         581,159                529,381
      S&L Deposits and Debt                                                            226,838                204,140
      Short-term Debt                                                                  926,932                696,832
      Long-term Debt                                                                   223,732                223,988
      Deferred Income Taxes                                                             53,390                 72,784
      Negative Goodwill                                                                 25,402                 28,102
      Stockholders' Equity                                                             648,222                579,152
                                                                                  ------------            -----------
                                                                                  $  2,685,675            $ 2,334,379
                                                                                  ============            ===========

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                                                                              December 31,
                                                                                  -----------------------------------
 FOR THE NINE MONTHS ENDED                                                            1993                    1992
                                                                                  -----------             -----------
      Revenues                                                                    $ 2,354,680             $ 1,851,551
      Costs and Expenses                                                            2,253,376               1,782,926
                                                                                  -----------             -----------
      Earnings Before Income Taxes                                                    101,304                  68,625
      Income Taxes                                                                     37,952                  22,937
                                                                                  -----------             -----------
      NET EARNINGS                                                                $    63,352             $    45,688
                                                                                  ===========             ===========

(C) In order to assure the future availability of land for home building, the Company has put up deposits totalling $9 million as of December 31, 1993 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $291 million. These options and commitments expire at various dates to 1997. The Company has also committed to purchase land and developed lots totaling approximately $103 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $2 million.

      The Company is contingently liable at December 31, 1993 on $9.6 million of long-term debt of Construction Products' joint ventures which represents the Company's share of debt on plant facilities and land.

(D) Interest expense relating to the financial services operations (Mortgage Banking and Savings and Loan) is included in their respective cost of sales. Interest costs related to non-financial services operations and capitalized interest relieved from inventories are included under the caption "Interest Expense," as shown below.

                                                                                           Nine Months Ended
                                                                                 ------------------------------------
                                                                                  12/31/93                  12/31/92
                                                                                 ----------                ----------
 Total Interest Incurred                                                         $  52,857                 $  48,210
 Less Financial Services Operations -
    CTX Mortgage                                                                   (24,927)                  (22,257)
    Texas Trust                                                                     (6,355)                  (10,427)
                                                                                 ---------                 ---------
 Interest Expense                                                                $  21,575                 $  15,526
                                                                                 =========                 =========


(E) On February 4, Centex announced that its construction products subsidiary, Centex Construction Products, Inc. ("CCP"), had filed a registration statement with the Securities and Exchange Commission for the intended sale of 10.2 million shares, or 51%, of CCP's common stock in an initial public offering. The estimated public offering price is between $15 and $17 per share. CCP is comprised of Centex's cement, readymix concrete, aggregate and gypsum wallboard operations including CCP's 50% joint venture interests in its Texas and Illinois cement plants.

      Centex will retain a 49% ownership in CCP after the completion of the offering. In connection with CCP's initial public offering, Centex expects to receive a dividend and other payments from CCP of up to $190 million, which will be used to reduce Centex's outstanding indebtedness. CCP will use proceeds from the offering, together with borrowings under a credit facility, to repay debt it will incur to fund the dividend to be paid to Centex.

      Although the registration statement has been filed, it will not become effective and the common stock cannot be sold prior to its effective date, which is estimated to be late March or early April, 1994.

                               CENTEX CORPORATION




ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      Revenues for the nine months ended December 31, 1993 totaled $2,344,994,000, an increase of 27% from the same period last year. Revenues for the quarter totaled $833,253,000, 28% above $648,658,000 for the same quarter last year. Net earnings for the period increased 39% to $63,438,000 from $45,751,000 for the same nine months a year ago. Current quarter net earnings of $23,586,000 were 34% greater than $17,645,000 for the same quarter a year ago.

      Home Building revenues increased 26% to $1,326,925,000 from the same nine months last year. Revenues for the quarter were a record $485,868,000, a 25% improvement over $387,859,000 for the same quarter last year. Operating earnings for the nine months increased to $62,964,000 from $54,997,000 for the same nine months a year ago. Operating earnings for the quarter were $25,762,000, up 23% from $20,978,000 for the same quarter last year. Home closings for the nine months reached an all-time high of 9,051 units, an 18% increase from 7,645 homes for the similar period last year. The backlog of homes sold but not closed at December 31, 1993 was 5,009 units, 31% higher than last year. Home closings for the quarter were a record 3,245 units, up 17% from the prior year's 2,763 closings. New orders for the current quarter, which contained 13 weeks, were 2,844 units, a 14% increase over 2,494 units for the same quarter last year, a 14-week quarter. Comparison of comparable-length periods between the two fiscal years would have resulted in order increases of 21% for the quarter and 23% for the nine months.

      Mortgage Banking revenues for the nine months ended December 31, 1993 totaled $144,833,000, a 61% increase over the same nine months last year. Revenues for the quarter increased to $53,268,000, 59% above last year's revenues of $33,457,000. Operating earnings from Mortgage Banking for the current nine months increased 69% to $57,606,000 from $34,136,000 for the same nine months a year ago. Operating earnings for the quarter increased to a record $20,656,000, 58% above the same quarter last year. Mortgage Banking originations for the current nine months totaled 45,955, a 58% increase over originations for the same period a year ago. Originations for Centex-built houses rose 15% for the nine months over the same nine months last year while third-party originations grew 68% for the same period. Mortgage originations for the quarter totaled an all-time high of 16,050, 48% higher than 10,811 originations for the same period a year ago. Originations for Centex-built homes rose 16% to 2,421 for the quarter, while third-party originations increased 56% to 13,629 in the current quarter.

      Contracting and Construction Services revenues increased 26% for the nine months ended December 31, 1993, to $726,596,000 as compared to the same period a year ago. Revenues for the current quarter were $246,508,000, 28% greater than $192,675,000 for the same quarter last year. The operating loss for the nine months ended December 31, 1993 was $2,863,000, an improvement from the $4,014,000 loss for the same nine months last year. The operating loss for the current quarter was $1,588,000 compared to a loss of $1,138,000 for the same quarter a year ago. Although the higher volume of work helped lessen the current year's operating loss, competitive pressure continues to impact margins. The backlog of uncompleted construction contracts at December 31, 1993 was an all-time high of $1.3 billion, 25% higher than the $1.04 billion at December 31, 1992 and slightly above the September 30, 1993 backlog of about $1.14 billion.

      Construction Products revenues were $136,049,000 for the nine months ended December 31, 1993, an 18% increase from the same period last year. Revenues for the quarter were $43,508,000, an increase of 36% from $31,884,000 for the same quarter a year ago. Operating earnings were up 125% for the nine months to $14,523,000 as compared to the same period last year. Operating earnings were $2,617,000 for the current quarter, 148% higher than $1,054,000 for the same quarter a year ago. The improvement for both the quarter and the nine months was due primarily to increased production and higher pricing in certain cement markets combined with pricing and demand improvement in the gypsum wallboard business.

      Revenues from the Savings and Loan were $10,591,000 for the nine months ended December 31, 1993, a 22% decrease from the same period a year ago. Revenues were $4,101,000 for the quarter this year, compared to $2,783,000 for the same quarter in the prior fiscal year. Operating earnings for the nine months decreased to $1,425,000 from $2,029,000 for the same period last year. Operating earnings were $329,000 for the current quarter compared to $575,000 for the same quarter last year.

      The Home Building backlog remains at a record level. Home Building margins should continue to improve and the ongoing increase in the number of the Company's Mortgage Banking offices will help offset declines in the refinancing portion of the Company's mortgage origination business.

      Improving Home Building margins, the favorable market dynamics prevailing in the Mortgage Banking segment, and strengthening in Construction Products operations, should result in continued strong earnings for fiscal 1994.


FINANCIAL CONDITION

      On February 4, Centex announced that its construction products subsidiary, Centex Construction Products, Inc. ("CCP"), had filed a registration statement with the Securities and Exchange Commission for the intended sale of 10.2 million shares, or 51%, of CCP's common stock in an initial public offering. The estimated public offering price is between $15 and $17 per share. CCP is comprised of Centex's cement, readymix concrete, aggregate and gypsum wallboard operations including CCP's 50% joint venture interests in its Texas and Illinois cement plants.

      The initial public offering by CCP is a key part of Centex's strategy to position its construction products business for future growth. Following completion of the offering, CCP will have a strong balance sheet with a conservative debt-to-capitalization ratio of approximately 25%.

      Centex will retain a 49% ownership in CCP after the completion of the offering. In connection with CCP's initial public offering, Centex expects to receive a dividend and other payments from CCP of up to $190 million, which will be used to reduce Centex's outstanding indebtedness. CCP will use proceeds from the offering, together with borrowings under a credit facility, to repay debt it will incur to fund the dividend to be paid to Centex.

      Although the registration statement has been filed, it will not become effective and the common stock cannot be sold prior to its effective date, which is estimated to be late March or early April, 1994.

      The Company has adequate unsecured revolving credit facilities. These credit facilities serve as back-up lines for overnight borrowings under uncommitted bank lines and commercial paper. In addition, CTX Mortgage Company has committed and uncommitted credit facilities to finance its mortgages which are held during the period they are being securitized and readied for delivery against forward sale commitments. Based upon its financial condition and credit relationships, Centex believes it will be able to provide adequately for its current operations and future growth.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)   Exhibits


                 Exhibit 99 -- Press Release issued by Centex Corporation regarding initial public offering of Centex Construction Products, Inc. common stock.


           (b)   Reports on Form 8-K


                 The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1993.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CENTEX CORPORATION
                                      ___________________________________
                                                    Registrant


February 3, 1994                               /s/ DAVID W. QUINN
                                      ___________________________________
                                                David W. Quinn
                                           Executive Vice President and
                                             Chief Financial Officer



February 3, 1994                             /s/ MICHAEL S. ALBRIGHT
                                      ___________________________________
                                               Michael S. Albright
                                        Vice President - Finance and Controller
                                            (chief accounting officer)

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                         PART I.  FINANCIAL INFORMATION

                    CONDENSED COMBINING FINANCIAL STATEMENTS



ITEM 1.

The condensed combining financial statements include the accounts of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. (the "Companies"), and have been prepared by the Companies, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies' latest annual report on Form 10-K. In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF OPERATIONS
               (dollars in thousands, except per share/unit data)
                                  (unaudited)



                                                                  For the Three Months Ended December 31,
                                         -------------------------------------------------------------------------------------
                                                              1993                                       1992
                                         -----------------------------------------    ----------------------------------------
                                                                      3333 Holding                                3333 Holding
                                                         Centex        Corporation                   Centex        Corporation
                                                       Development         and                     Development         and
                                         Combined     Company, L.P.     Subsidiary    Combined    Company, L.P.     Subsidiary
                                         --------     -------------   -------------   --------    -------------   -------------
 Revenues                               $     374       $    275      $     136      $    947       $    843       $    155
 Costs and Expenses                           798            670            165         1,268          1,156            163
                                        ---------       --------      ---------      --------       --------       --------
 Loss Before Income Taxes                    (424)          (395)           (29)         (321)          (313)            (8)
 Income Taxes                                   -              -              -             -              -              -
                                        ---------       --------      ---------      --------       --------       --------
 NET LOSS                               $    (424)      $   (395)     $     (29)     $   (321)      $   (313)      $     (8)
                                        =========       ========      =========      ========       ========       ========
 Loss Per Share/Unit
    (Average Outstanding Shares,
    1,000; Units, 1,000)                                 $   (395)     $     (29)                    $   (313)      $     (8)
                                                        ========      =========                     ========       ========




             See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF OPERATIONS
               (dollars in thousands, except per share/unit data)
                                  (unaudited)



                                                                      For the Nine Months Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                                 1993                                     1992
                                           -----------------------------------------    ---------------------------------------
                                                                            3333                                       3333
                                                                           Holding                                   Holding
                                                            Centex       Corporation                   Centex       Corporation
                                                          Development        and                     Development       and
                                            Combined     Company, L.P.   Subsidiary     Combined    Company, L.P.  Subsidiary
                                            --------     -------------   -----------    --------    -------------  -----------
 Revenues                                  $  12,438      $  12,146       $    404      $  9,934       $   9,646    $    434
 Costs and Expenses                           13,790         13,412            490        10,179           9,828         497
                                           ---------      ---------       --------      ---------      ---------    --------
 Loss Before Income Taxes                     (1,352)        (1,266)           (86)         (245)           (182)        (63)
 Income Taxes                                      -              -              -             -               -           -
                                           ---------      ---------       --------      --------       ---------    --------
 NET LOSS                                  $  (1,352)     $  (1,266)      $    (86)     $   (245)      $    (182)   $    (63)
                                           =========      =========       ========      ========       =========    ========
 Loss Per Share/Unit
    (Average Outstanding Shares,
    1,000; Units, 1,000)                                   $  (1,266)      $    (86)                    $    (182)   $    (63)
                                                          =========       ========                     =========    ========





             See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                   December 31, 1993*                            March 31, 1993**
                                       ------------------------------------------    -----------------------------------------
                                                                     3333 Holding                                 3333 Holding
                                                        Centex       Corporation                     Centex       Corporation
                                                     Development         and                       Development        and
                                       Combined     Company, L.P.     Subsidiary     Combined     Company, L.P.    Subsidiary
                                       --------     -------------   -------------    --------     -------------  -------------
 ASSETS
 Cash                                  $     482     $     481       $      1       $   1,252       $   1,252      $       -
 Accounts Receivable                         421         2,121            135             420           2,050            133
 Notes Receivable -
    Centex Corporation and
      Subsidiaries                         7,700             -          7,700           7,700               -          7,700
    Other                                  1,190         1,190              -             671             671              -
 Investment in Affiliate                       -             -            767               -               -            767
 Projects Held for Development
    and Sale -
       Forster Ranch                      48,913        48,913              -          44,777          44,777              -
       Other                              69,014        69,014              -          79,871          79,871              -
                                       ---------     ---------       --------       ---------       ---------      ---------
                                       $ 127,720     $ 121,719       $  8,603       $ 134,691       $ 128,621      $   8,600
                                       =========     =========       ========       =========       =========      =========

 LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
 Accounts Payable and
    Accrued Liabilities                $   4,691     $   4,574       $  1,952       $   4,209       $   4,109      $   1,863
 Notes Payable -
    Centex Corporation and
     Subsidiaries                          6,500             -          6,500           6,500               -          6,500
    Forster Ranch                         48,905        48,905              -          44,777          44,777              -
    Other                                  4,235         4,235              -          14,485          14,485              -
 Land Sale Deposits                          178           178              -             157             157              -
                                       ---------     ---------       --------       ---------       ---------      ---------
    Total Liabilities                     64,509        57,892          8,452          70,128          63,528          8,363
    Stockholders' Equity and
      Partners' Capital                   63,211        63,827            151          64,563          65,093            237
                                       ---------     ---------       --------       ---------       ---------      ---------
                                       $ 127,720     $ 121,719       $  8,603       $ 134,691       $ 128,621      $   8,600
                                       =========     =========       ========       =========       =========      =========


* Unaudited

**Condensed from audited financial statements.


             See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                 For the Nine Months Ended December 31,
                                       ---------------------------------------------------------------------------------------
                                                            1993                                         1992
                                       ------------------------------------------    -----------------------------------------
                                                                     3333 Holding                                 3333 Holding
                                                        Centex       Corporation                     Centex       Corporation
                                                     Development         and                       Development        and
                                       Combined     Company, L.P.     Subsidiary     Combined     Company, L.P.    Subsidiary
                                       --------     -------------   -------------    --------     -------------  -------------
 CASH FLOWS - OPERATING ACTIVITIES
 Net Loss                             $  (1,352)     $   (1,266)      $   (86)       $   (245)      $   (182)      $    (63)
 Net Change in Payables, Accruals,
    Deposits and Receivables                502             415            87          (2,706)        (2,783)            77
 (Increase) Decrease in Notes
    Receivables                            (519)           (519)            -             177            177              -
 Decrease (Increase) in Land Held for
    Development and Sale                  6,721           6,721             -          (4,952)        (4,952)
                                      ---------      ----------       -------        --------       --------       --------
                                          5,352           5,351             1          (7,726)        (7,740)            14
                                      ---------      ----------       -------        --------       --------       --------
 CASH FLOWS - FINANCING ACTIVITIES
    (Decrease) Increase in Notes
      Payable                            (6,122)         (6,122)            -           7,054          7,054              -
                                      ---------      ----------       -------        --------       --------       --------
                                         (6,122)         (6,122)            -           7,054          7,054              -
                                      ---------      ----------       -------        --------       --------       --------
 NET (DECREASE) INCREASE IN
   CASH                                    (770)           (771)            1            (672)          (686)            14
 CASH AT BEGINNING OF YEAR                1,252           1,252             -             950            950              -
                                      ---------      ----------       -------        --------       --------       --------
 CASH AT END OF PERIOD                $     482      $      481       $     1        $    278       $    264       $     14
                                      =========      ==========       =======        ========       ========       ========




             See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               DECEMBER 31, 1993
                                  (unaudited)



(A) On November 30, 1987 Centex Corporation ("Centex") distributed to a nominee all of the issued and outstanding shares of common stock of 3333 Holding Corporation ("Holding") and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L.P. (the "Partnership"). 3333 Development Corporation ("Development"), a wholly-owned subsidiary of Holding, serves as general partner of the Partnership. These securities are held by the nominee on behalf of Centex stockholders, and will trade in tandem with the common stock of Centex, until such time as they are detached.

(B) See Note B to the condensed consolidated financial statements of Centex Corporation and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex, Holding and subsidiary and the Partnership.

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $1,716,000 and $8,648,000 for the nine months ended December 31, 1993 and 1992, respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).

                                                                   For the Nine Months Ended December 31, 1993
                                                    -------------------------------------------------------------------------
                                                           Centex Development                  3333 Holding Corporation
                                                               Company, L.P.                       and Subsidiary
                                                    --------------------------------      -----------------------------------
                                                     CLASS B     GENERAL     LIMITED                  CAPITAL IN
                                                      UNITS     PARTNERS'   PARTNERS'      STOCK       EXCESS OF     RETAINED
                                        COMBINED    WARRANTS     CAPITAL     CAPITAL      WARRANTS     PAR VALUE     EARNINGS
                                        --------    --------     -------     -------      --------     ---------     --------
 Balance at March 31, 1993             $ 64,563       $   500     $   767    $ 63,826    $        1   $       800    $   (564)
 Net Loss                                (1,352)            -           -      (1,266)            -             -         (86)
                                       --------       -------     -------    --------    ----------   -----------   ---------
 BALANCE AT DECEMBER 31, 1993          $ 63,211       $   500     $   767    $ 62,560    $        1   $       800    $   (650)
                                       ========       =======     =======    ========    ==========   ===========    ========



(E) The holder of the Forster Ranch non-recourse notes has given notice that it does not intend to renew the note that matured in April 1993 and has initiated action that may result in the transfer of the underlying real estate to the lender in satisfaction of the debt.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      The liquidity of 3333 Holding Corporation ("Holding") and Subsidiary ("Development") and Centex Development Company, L.P. (the "Partnership") is largely dependent on the timing, which is uncertain, of future real estate sales. The ability to obtain external debt or equity capital is subject to the provisions of Holding's loan agreement with Centex and the partnership agreement. Based on their current financial condition, these companies believe that they will be able to provide or obtain the necessary funding for their current operations and future expansion needs.

RESULTS OF OPERATIONS

      For the nine months ended December 31, 1993, the combined entities had revenues of $12,438,000 and a loss of $1,352,000. For the quarter, revenues were $374,000 and the loss was $424,000. The revenues for nine months included proceeds from the sale of residential property in Florida, a 103,000 square foot retail shopping center in Sonora, California, a fifteen acre commercial tract in Houston, Texas, and a 168 acre tract in Comal County, Texas.

      Due to the financial dynamics of the Partnership's business, a comparison with the revenues from real estate sales for the same period in 1992 is not meaningful. The timing of future revenues from the development and sale of real estate will result in fluctuating future earnings for the Partnership.

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                          PART II.  OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)   Exhibits

                 None

           (b)   Reports on Form 8-K

                 The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1993.

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           3333 HOLDING CORPORATION
                                      ___________________________________
                                                  Registrant


February 3, 1994                           /s/ J. STEPHEN BILHEIMER
                                      ___________________________________
                                             J. Stephen Bilheimer
                                                  President



February 3, 1994                              /s/ ROGER SEFZIK
                                      ___________________________________
                                                 Roger Sefzik
                                          Vice President and Treasurer
                                           (chief accounting officer)

                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CENTEX DEVELOPMENT COMPANY, L.P.
                                        __________________________________
                                                   Registrant
                                        By:  3333 Development Corporation,
                                                 General Partner


February 3, 1994                           /s/ J. STEPHEN BILHEIMER
                                        __________________________________
                                              J. Stephen Bilheimer
                                                   President



February 3, 1994                               /s/ ROGER SEFZIK
                                        __________________________________
                                                 Roger Sefzik
                                          Vice President and Treasurer
                                           (chief accounting officer)