Form 10-K
period 1994-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1994-06-29
CIK 18532, 818762, 818764

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994

        COMMISSION FILE NO. 1-6776                                  COMMISSION FILE NOS. 1-9624 AND 1-9625, RESPECTIVELY
            CENTEX CORPORATION                                                  3333 HOLDING CORPORATION AND
                                                                              CENTEX DEVELOPMENT COMPANY, L.P.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)
                  NEVADA                                                      NEVADA AND DELAWARE, RESPECTIVELY
         (STATE OF INCORPORATION)                                         (STATES OF INCORPORATION OR ORGANIZATION)
                75-0778259                                                 75-2178860 AND 75-2168471, RESPECTIVELY
   (I.R.S. EMPLOYER IDENTIFICATION NO.)                                     (I.R.S. EMPLOYER IDENTIFICATION NOS.)
3333 LEE PARKWAY, SUITE 1200, DALLAS, TEXAS 75219                     3333 LEE PARKWAY, SUITE 500, DALLAS, TEXAS 75219
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
              (214) 559-6500                                                           (214) 559-6700
     (REGISTRANT'S TELEPHONE NUMBER)                                           (REGISTRANTS' TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NAME OF EACH                                                   NAME OF EACH
                                  EXCHANGE ON WHICH                                              EXCHANGE ON WHICH
  TITLE OF EACH CLASS                 REGISTERED            TITLE OF EACH CLASS                      REGISTERED
  -------------------                 ----------            -------------------                      ----------
                   CENTEX CORPORATION                                        3333 HOLDING CORPORATION

      COMMON STOCK                  NEW YORK STOCK              COMMON STOCK                       NEW YORK STOCK
    ($.25 PAR VALUE)                   EXCHANGE               ($.01 PAR VALUE)                        EXCHANGE

                                                                         CENTEX DEVELOPMENT COMPANY, L.P.

                                                            WARRANTS TO PURCHASE                   NEW YORK STOCK
                                                            CLASS B UNITS OF                          EXCHANGE
                                                            LIMITED PARTNERSHIP
                                                            INTEREST EXPIRING
                                                            NOVEMBER 30, 1997

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

         Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X .  No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. _____

         The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on June 15, 1994 was approximately $854 million.

         Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on June 15, 1994:

Centex Corporation                            Common Stock                                           31,201,520 shares
3333 Holding Corporation                      Common Stock                                                1,000 shares
Centex Development Company, L.P.              Class A Units of Limited Partnership Interest                1,000 units

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts
     A.III and B.III of this Report: Joint proxy statement for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 28, 1994.

================================================================================

                             JOINT ANNUAL REPORT ON
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994


                      CENTEX CORPORATION AND SUBSIDIARIES
                                      AND
                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


                          JOINT EXPLANATORY STATEMENT

         On November 30, 1987, Centex Corporation ("Centex" or the "Company") distributed as a dividend to its stockholders (through a nominee, the "Nominee") all the issued and outstanding shares of the common stock, par value $.01 per share ("Holding Common Stock"), of 3333 Holding Corporation ("Holding"), and 900 warrants (the "Stockholder Warrants") to purchase Class B Units of limited partnership interest in Centex Development Company, L.P. ("CDC" or the "Partnership"). The Nominee is the record holder of the Stockholder Warrants and 1,000 shares of Holding Common Stock, which constitutes all of the issued and outstanding capital stock of Holding, on behalf of and for the benefit of persons who are from time to time the holders of the common stock, par value $.25 per share ("Centex Common Stock"), of Centex ("Centex Stockholders"). Each Centex Stockholder owns a beneficial interest in that portion of the 1,000 shares of Holding Common Stock and the Stockholder Warrants that the total number of shares of Centex Common Stock held by such stockholder bears to the total number of shares of Centex Common Stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each Centex Stockholder's beneficial interest in such pro rata portion of the shares of Holding Common Stock and the Stockholder Warrants is represented by the certificate or certificates evidencing such Centex Stockholder's Centex Common Stock, and is currently tradeable only in tandem with, and as a part of, each such Centex Stockholder's Centex Common Stock. The tandem securities are listed and traded on the New York Stock Exchange and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd. and are registered with the Securities and Exchange Commission (the "Commission") separately under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Holding and CDC were each organized in 1987 in connection with the distribution. 3333 Development Corporation, a wholly owned subsidiary of Holding ("Development"), is the sole general partner of CDC.

         At present, Centex, Holding and CDC have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. PART A of this Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "Report") relates to Centex and its subsidiaries. PART B of this Report relates to Holding (and its subsidiary, Development) and to CDC.

         This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 1994 annual meetings of stockholders (portions of which are incorporated by reference into this Report), the Annual Report to Stockholders of Centex for the fiscal year ended March 31, 1994 and the Annual Report to Stockholders of Holding and CDC for the fiscal year ended March 31, 1994. For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination. Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (G) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 34-35 of this Report.

FORM 10-K                                        TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
 JOINT EXPLANATORY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2

 PART A.                                CENTEX CORPORATION AND SUBSIDIARIES
 -------

                                                       PART I
 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .             14

                                                      PART II

 Item  5.       Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . .             15
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of                      17
                  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . .             19
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial                       19
                  Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                      PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . .             19
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . .             19
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . .             19

                                                      PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . .             20
 SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47


 PART B.                           3333 HOLDING CORPORATION AND SUBSIDIARY AND
                                        CENTEX DEVELOPMENT COMPANY, L.P.

                                     PART I

                                                                                                              PAGE
                                                                                                              ----
 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              48
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              51
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              53
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .              54

                                                     PART II                                                  PAGE
                                                                                                              ----
 Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters . . . . . .              54
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              56
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of                     56
                 Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .              56
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial
                 Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              56

                                                     PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . .              56
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              59
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . .              59
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . .              62

                                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . .              63
 SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             73-74


 INDICES TO EXHIBITS

   CENTEX CORPORATION AND SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              75-79
   3333 HOLDING CORPORATION AND SUBSIDIARY . . . . . . . . . . . . . . . . . . . . . . . . . . .              80-81
   CENTEX DEVELOPMENT COMPANY, L.P.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              82-84

                                    PART A.

                      CENTEX CORPORATION AND SUBSIDIARIES

PREFATORY STATEMENT

         PART A of this Report includes information relating to Centex Corporation and subsidiaries ("Centex" or the "Company"), file No. 1-6776. See Joint Explanatory Statement on page 2 of this Report. References to Centex or the Company in this Report shall include Centex and its subsidiaries unless the context otherwise requires. Reference is made to PART B of this Report for information relating separately to 3333 Holding Corporation ("Holding") and its subsidiary, 3333 Development Corporation ("Development"), and to Centex Development Company, L.P. ("CDC" or the "Partnership").

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

         Since its founding in 1950 as a Dallas, Texas-based residential and commercial construction company, Centex has evolved into a multi-industry company. Centex currently operates in five business segments: Home Building, Mortgage Banking, Contracting and Construction Services, Construction Products and Savings and Loan. Centex is incorporated in the State of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock"), began trading publicly in 1969. As of June 15, 1994, 31,201,520 shares of Centex Common Stock, which are traded on the New York Stock Exchange and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd., were outstanding.

         Centex's Home Building and Mortgage Banking operations involve the construction, sale and financing of residential housing. These activities include the purchase and development of land, mortgage originations and other related services on homes sold by subsidiaries and by others. Centex has participated in the home building business since 1950 and the mortgage banking business since 1973.

         Centex entered the contracting and construction services business in 1966 with the acquisition of J. W. Bateson Company, Inc. (now Centex Bateson Construction Company, Inc.), a Dallas-based contractor which has been in business since 1936. Its contracting and construction activities involve the construction of buildings for both government and private interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities, condominiums and educational institutions.

         Centex's involvement in the construction products business dates to 1963 when it began construction on its first cement plant. Since that time, the Company's Construction Products operations have been expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete and gypsum wallboard. In April 1994, the Construction Products group completed an initial public offering of its common stock, resulting in the reduction of Centex's ownership interest in this group to 49%. Centex received payments totaling $186.5 million in the transaction.

         Centex's Saving and Loan operations were acquired in December 1988 under the Federal Savings and Loan Insurance Corporation's Southwest Plan. These operations include CTX Holding Company and its subsidiary, Texas Trust Savings Bank, FSB.

         Centex established CDC in fiscal year 1988. Reference is made to PART B of this Report for a discussion of the business of CDC.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Notes (B) and (H) of the Notes to Consolidated Financial Statements of Centex on pages 28-29 and 36-37 of this Report contain additional information about the savings and loan acquisition and the Company's business segments for the years ended March 31, 1994, 1993 and 1992 and are incorporated herein by reference.

                       NARRATIVE DESCRIPTION OF BUSINESS

HOME BUILDING

         The Company's Home Building operation primarily involves the construction, sale and financing of residential housing, including the purchase and development of land. The Company's home building operation ranks, by the number of units produced in calendar 1993, as the largest U.S. builder of single-family homes. Centex sells to both first time and move-up home buyers. Approximately 95% of the houses Centex sells are single-family detached homes and the remainder are townhomes and low-rise condominiums.

         Centex follows a strategy of reducing exposure to local market volatility by spreading operations across geographically and economically diverse markets. Centex presently builds houses in 44 market areas in 20 states. These markets include Phoenix, Arizona; Ft. Lauderdale, Orlando, Jacksonville, Naples/Ft. Myers, Tampa, Palm Beach, Titusville and Sarasota/Bradenton, Florida; East San Francisco Bay, Sacramento, Bakersfield, Southern California, Los Angeles/Ventura, Central Valley and San Diego, California; Chicago, Illinois; Seattle, Washington; Reno, Nevada; Minneapolis, Minnesota; Portland, Oregon; Nashville, Tennessee; Atlanta, Georgia; Northern Virginia; Hampton Roads, Virginia; Central Maryland; Western Maryland; Austin, Dallas/Fort Worth, Houston, Killeen and San Antonio, Texas; Denver, Colorado; Albuquerque, New Mexico; Charlotte and Raleigh/Durham, North Carolina; Indianapolis, Indiana; Columbus, Ohio; Charleston, Columbia and Greenville, South Carolina; and East Windsor, New Jersey.

         In fiscal 1994, Centex closed 12,563 houses, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $64,000 to about $805,000, with the average sale price being approximately $147,500. In several locations including Denver, Dallas, San Antonio and West Palm Beach, Centex has opened custom home divisions which offer the higher-end homes.

         The table below sets forth information regarding Centex's house closings, sales (orders) backlog and sales (orders) by geographic area for its fiscal years ended March 31, 1994 and 1993.

                                                                         SALES (ORDERS)
                                                    CLOSINGS                 BACKLOG            SALES (ORDERS)
                                                    --------                 -------            --------------
                                                   YEAR ENDED              YEAR ENDED             YEAR ENDED
                                                   ----------              ----------             ----------
GEOGRAPHIC AREA                                  3/31/94   3/31/93     3/31/94    3/31/93     3/31/94     3/31/93
- ---------------                                  -------   -------     -------    -------     -------     -------
West  . . . . . . . . . . . . . . . . . . .      1,973     1,358         756        663        2,066       1,440
Midwest . . . . . . . . . . . . . . . . . .      1,114     1,118         622        461        1,275       1,092
East  . . . . . . . . . . . . . . . . . . .      2,599     2,118       1,279      1,192        2,686       2,522
Southeast . . . . . . . . . . . . . . . . .      2,895     2,433       1,387      1,260        3,022       2,671
Southwest . . . . . . . . . . . . . . . . .      3,982     3,252       1,751      1,575        4,158       3,696
                                                ------    ------       -----      -----       ------      ------
                                                12,563    10,279       5,795      5,151       13,207      11,421
                                                ======    ======       =====      =====       ======      ======


         The residential housing industry is essentially a "local" business and is highly competitive. Centex competes in each of its market areas with numerous other home builders. The Company's operations account for less than 2% of the total housing starts in the United States. The main competitive factors affecting Centex's operation are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and a builder's reputation. Management believes the Company competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

         The home building industry is cyclical and is particularly affected by changes in local economic conditions and in long-term and short-term interest rates and, to a lesser extent, changes in property taxes and energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environment affects both the demand for housing constructed by the Company and the Company's cost of
financing.   Although Centex's Home Building operations, in the aggregate, are not generally seasonal, certain phases of home construction are seasonal in certain geographic areas where Centex's Home Building operations are located. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect Home Building operations in certain areas.

         Centex has numerous suppliers of all the materials and services and sources of lots and land used in home building and believes that it can deal effectively with any problems it may experience relating to the supply of materials and services as well as lots and land.

         The housing industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state and local laws and regulations including zoning, building, environmental, advertising and consumer credit rules and regulations. The Company is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to building materials to be used and building designs. The Company's homes are inspected by local authorities, where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration ("FHA") and the Veterans Administration ("VA") are inspected by the FHA and VA.

MORTGAGE BANKING

         The Mortgage Banking operation offers mortgage origination and other related services on homes sold by subsidiaries and by others.

         Through CTX Mortgage Company ("CTX"), Centex provides mortgage origination and other mortgage related services for FHA and VA and conventional loans on homes built and sold by the Company as well as for purchases of homes not built by the Company. During fiscal 1994, CTX opened 50 new operating locations, raising the number of CTX offices and "satellite" locations to 152 as of March 31, 1994. CTX originates mortgage loans, securitizes and sells them on the secondary market shortly after closing and also sells the servicing rights. Revenues come primarily from three sources: the loan origination fee, the positive spread between short-term and long-term rates during the securitization period (the time between the loan's closing and its delivery to the secondary market), and the sale of servicing rights. The establishment by CTX of mortgage operations in substantially all of Centex's housing markets has enabled it to expand the solicitation of mortgage business that is not associated with the sale of a Centex home. In fiscal 1994 CTX provided financing for 9,289 Centex-built homes, representing approximately 74% of Centex's total closings. In addition CTX provided 49,254 loans to others. The 58,543 loans for fiscal 1994 aggregated approximately $6.4 billion, compared to $4.2 billion in the prior year. Other financial-related services provided by CTX affiliates include acting as an agent for the issuance of homeowners' insurance policies and title insurance policies and escrow services. CTX Insurance Agency provides hazard insurance to home buyers in Texas and Florida. During fiscal 1994, CTX opened its first commercial loan operation.

         The mortgage banking industry in the United States is highly competitive. CTX competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as the general public.

         The origination of mortgage loans by CTX is subject to rules and regulations promulgated by FHA, VA, Government National Mortgage Association ("Ginnie Mae"), Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac").

CONTRACTING AND CONSTRUCTION SERVICES

         Centex's construction contracting work is performed nationwide.
Centex entered the contracting and construction services industry in 1966 with the acquisition of J. W. Bateson Company, Inc. (now called Centex Bateson Construction Company, Inc.), a Dallas-based contractor which has become one of the nation's larger general contractors specializing in public facilities. Centex's participation in the industry was expanded in 1978 with the acquisition of Frank J. Rooney, Inc. (now Centex-Rooney Construction Co., Inc.), one of the larger general contractors in Florida, followed in fiscal 1982 by the purchase of M. H. Golden Company (now Centex Golden Construction Company), a general contractor with operations in the San Diego and Los Angeles markets, and Eugene Simpson & Brother, Inc., a contractor in the Washington, D.C. area, which had been engaged primarily in negotiated work for the private sector. Centex also had a subsidiary company, Centex Construction Company, Inc., in the Washington, D.C. area which had been engaged primarily in construction of buildings for the federal government. In the first half of fiscal 1991, the two Washington, D.C. area subsidiaries, Centex Construction Company, Inc. and Eugene Simpson & Brother, Inc. merged into a single entity, now known as Centex-Simpson Construction Company, Inc. In 1987, the Company formed a subsidiary, Centex-Rodgers Construction Company in Nashville, Tennessee, which is active nationally in the private medical construction services market. Centex also has another Florida subsidiary, Centex-Great Southwest Corporation (formerly Great Southwest Corporation), which does work principally in the Tampa and Orlando areas. During its 1990 fiscal year, Centex's Contracting and Construction Service operations were expanded into the industrial contracting area with the acquisition of the working assets of Forcum-Lannom Associates Inc. of Dyersburg, Tennessee.

         As a general contractor or construction manager, Centex provides the supervisory personnel for the construction of the building or facility. In addition, Centex may perform varying amounts of the actual construction work on a project, but will generally hire subcontractors to perform the majority of the work. As a result, the Company's Contracting and Construction Services operation requires a relatively small asset base.

         Construction contracts are primarily entered into under two formats: competitively bid and negotiated jobs. In a competitively bid format, Centex will bid a fixed amount for which it will agree to construct the project based on an evaluation of detailed plans and specifications. In a negotiated job, the contractor bids on a fixed fee over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount.
Such contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. The Company's highest margins in contracting operations have usually been on competitively bid jobs. On average, about half of Centex's projects are competitively bid, public jobs and the other half are negotiated contracts with private owners. The Company's public work for federal, state and local governments includes hospitals, jails, airports, parking garages, office buildings, military facilities, post offices and convention and performing arts centers. Most of Centex's private owner contracts are for hotels, medical facilities and office buildings, plus some shopping centers and condominiums.

         Centex Contracting and Construction Services companies participate in a diversified range of building construction in both the public and private sectors across broad geographic lines. Among the buildings which Centex's general construction group has completed are: Cinderella's Castle, the Land Pavilion at Epcot Center, the Grand Floridian and Caribbean Beach Resorts in the Disney World complex; portions of the Department of Labor and the Library of Congress; the CIA Buildings in Washington, D.C.; a number of Veterans Affairs Medical Centers and major airport terminals; Texas Stadium, the Dallas Museum of Art and the Morton H. Meyerson Symphony Center in Dallas; the Tampa Convention Center and the Tampa Bay Performing Arts Center in Florida; Wilshire Court in Los Angeles and America Plaza in San Diego.

         New contracts for fiscal 1994 totaled $1.03 billion versus $1.17 billion in fiscal 1993. At March 31,1994, the backlog of uncompleted construction contracts was $1.24 billion, a record for any fiscal year end, compared to the $1.17 billion backlog at March 31, 1993. The new contracts included the $153.9 million Acute Care Naval Hospital in Portsmouth, Virginia; a $100 million Clinical Addition and Spinal Cord Injury Center at the Veterans Affairs Medical Center in Dallas, Texas; the $90.2 million Genesys Regional Medical Center in Flint, Michigan; a $41.8 million Airside Terminal for Tampa International Airport in Tampa, Florida; the $35.9 million Brittany Condominiums in Naples, Florida; the $32.1 million State Farm Insurance Regional Center in Frederick, Maryland; the $30.5 million Martin Luther King Trauma Center in Los Angeles, California; the $29.5 million El Centro Southwest High School in El Centro, California; a $26 million addition to Medical City Dallas Hospital; $24.1 million Veterans Affairs Medical Center in El Paso, Texas; a $23.5 million Performing Arts Center for California Polytechnic in San Luis Obispo, California; $20.8 million of additions to our current contract at Donelson Hospital in Nashville, Tennessee; a $20.8 million middle school and elementary school complex in Naples, Florida; a $20.3 million medical center in Odessa, Texas; the $16.2 million Catoma Water Pollution Control plant in Montgomery, Alabama; a $14.1 million addition to the Audubon Institute's Aquarium of the Americas in New Orleans, Louisiana; a $13.9 million police facility in Alhambra, California; the $13.0 million Eastern Idaho Regional Medical Center in Idaho Falls; and a $6.6 million Wal-Mart store in Fayetteville, Arkansas.

         As a group, Centex's Contracting and Construction Services subsidiaries rank as the second largest general building contractor in the country as well as the third largest constructor of healthcare facilities.

         The construction industry has become increasingly competitive, and Centex competes with numerous other companies. With respect to competitively bid projects, Centex generally competes for projects throughout the United States and with local, regional or national contractors, depending upon the nature of the project. In negotiated contract projects, Centex's subsidiaries compete primarily in the general geographical area where they are located and with other local, regional and national contractors. Centex solicits new projects by attending project bid meetings, meetings with builders and owners and through existing customers. Centex competes successfully on the basis of its reputation and financial strength.

         The Company's Contracting and Construction Services operations obtain materials and services from numerous sources. The Company believes that its construction companies can deal effectively with problems that they may experience in the supply of materials and services.

CONSTRUCTION PRODUCTS

         Centex's Construction Products operations include the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), aggregates (sand and gravel), readymix concrete and gypsum wallboard.

         Centex operates cement plants in Buda, Texas, LaSalle, Illinois, Fernley, Nevada and Laramie, Wyoming. The plants in LaSalle and Buda are owned by joint ventures in which the Company has 50% interest. In fiscal 1992, Centex completed the purchase of the remaining 1% interest in the joint venture that owns the Laramie, Wyoming plant. As a result, Centex currently owns 100% of this plant.

         The cement plants operated by the Company use coal as their primary source of energy. Natural gas can also be used as a backup or primary source of fuel. All four of the cement plants are fuel efficient dry process plants. The kiln start-up dates of the cement plants were: Buda, Texas, 1978 (expanded in 1983); LaSalle, Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969; and Laramie, Wyoming, 1988.

         The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally from quarries owned or leased by Centex or the joint ventures and located in close proximity to the plants. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, which are either obtained from reserves owned or leased by Centex or the joint ventures or are purchased from outside suppliers and are readily available. Centex's management estimates that its primary raw material reserves, either owned, leased or available, will be adequate to permit production at present capacities for the foreseeable future at all four of the existing plants.

         The Company's net cement production, which excludes the joint venture partners' 50% shares in the LaSalle and Buda plants, totaled 1.8 million tons in fiscal 1994 and 1.6 million tons in fiscal 1993. Total net cement sales were 1.9 million tons in fiscal 1994 and 1.8 million tons in fiscal 1993. In fiscal 1994 and 1993 all four cement plants sold all of the product that they produced and each had supplemental sales with outside cement purchases.

         Cement produced by cement plants operated by Centex is sold principally to readymix concrete producers and paving contractors. No single customer accounts for as much as 10% of Centex's total cement sales.

         The principal markets for Centex's cement are Texas and the Western portion of Louisiana (serviced by the Buda, Texas plant); Illinois and Southern Wisconsin (serviced by the LaSalle, Illinois plant); Nevada (except Las Vegas) and Northern California (serviced by the Fernley, Nevada plant) and Wyoming, Utah, Southern Idaho, Northern Colorado and Western Nebraska (serviced by the Laramie, Wyoming plant).

         Distribution of cement is generally made by common carriers or customer pick up and, to a lesser degree, by trucks owned and operated by Centex. In addition, the Company transports cement principally by rail to its storage and distribution terminals located in Roanoke, Waco, Corpus Christi, Houston and Orange, Texas; Hartland, Wisconsin; Sacramento, California; Denver, Colorado; Salt Lake City, Utah; Rock Springs, Wyoming; North Platte, Nebraska and Bliss, Idaho, from which further distribution occurs.

         The cement business is highly competitive. In every regional market in which Centex sells cement, one or more other domestic producers compete for the available business. In addition, foreign companies compete in most of the Company's markets by importing cement into the United States. Centex competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing. The Company also sells cement from terminals to expand each cement plant's marketing area.

         Demand for cement has generally been cyclical and is closely related to the general level of the economy, new housing starts, government construction programs and other construction activities. The cement business is seasonal and requires some build-up of inventory during the winter (particularly in northern states) to meet peak demands from spring into the fall. Significant increases in the Texas market price have occurred during fiscal 1994 and 1993 primarily as a result of improved levels of business activity.

         Centex's readymix concrete and aggregate operations are located in Austin, Texas and in northern California. Centex also operates an aggregate-only production facility south of the Dallas/Fort Worth, Texas metropolitan area. In addition, Centex has a 10,000 acre aggregate deposit in Northern California which contains in excess of 2 billion tons of reserves. Centex sells aggregates from this deposit in the Sacramento, California market.

         Centex operates two gypsum wallboard manufacturing facilities in Albuquerque, New Mexico and nearby Bernilillo, New Mexico. These facilities use natural gas as their primary energy source. The Company has lease rights and owns mineral rights to extract gypsum rock, which is the principal ingredient of gypsum wallboard, from quarries in close proximity to its plants. Other materials required to manufacture gypsum wallboard are readily available to the Company, and no problems relating to material supply are anticipated in the foreseeable future.

         The newer gypsum wallboard manufacturing facility in Bernalillo, New Mexico, north of the original plant, more than doubled Centex's total productive capacity. The newer plant commenced operation at the beginning of fiscal 1991 and has made encouraging progress toward correcting design deficiencies and attaining stable production. Centex's older Albuquerque wallboard plant did not operate during fiscal 1993, but began operating on a limited production schedule in early fiscal 1994. The gypsum wallboard industry is highly competitive and subject to cyclical pricing based upon supply and demand. During fiscal 1994, demand and pricing for gypsum wallboard continued to increase, and the company's wallboard operation reported a profitable fiscal year for the first time since 1990.

         Subsequent to fiscal year end, 51% of the stock of Centex Construction Products, Inc., the entity in which the Company had consolidated its cement-related and gypsum wallboard operations, was sold through an initial public offering, raising $164 million. Including a dividend and other payments, Centex received $186.5 million from the transaction, which was used to pay down corporate debt.

SAVINGS AND LOAN

         In December 1988, Centex purchased certain assets and assumed certain liabilities of four Texas savings and loan associations under the Federal Savings and Loan Insurance Corporation's assisted transactions process commonly known as the "Southwest Plan". The acquisition was made by Texas Trust Savings Bank, FSB ("Texas Trust"), a federal stock savings bank and subsidiary of CTX Holding Company ("CTX Holding"), a wholly owned subsidiary of Centex. The Federal Savings and Loan Insurance Corporation (the "FSLIC") received a warrant to purchase a 20% interest in Texas Trust's common stock for $400,000 through December 2003.

         The acquisition was made pursuant to acquisition agreements and an assistance agreement (the "Assistance Agreement") with the FSLIC. Under the terms of these agreements, the FSLIC provided assistance to Texas Trust in the form of a note (the "Note") in the original principal amount of $172.3 million representing the aggregate negative capital (as defined in the agreements) of the insolvent associations as of December 29, 1988. This note, which was due on December 29, 1998, was prepaid in fiscal 1991 and 1992.

         In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted which abolished the FSLIC and established the FSLIC Resolution Fund (the "Fund") to assume all reserves, assets, debts, obligations and other liabilities of the FSLIC. The Fund is managed by the Federal Deposit Insurance Corporation (the "FDIC"). All subsequent references to the Fund include its obligations created pursuant to previous agreements with the FSLIC.

         Certain of the acquired assets are subject to Fund assistance through December 1998 ("Covered Assets"). Subject to the terms of the Assistance Agreement, the Fund will reimburse Texas Trust for any write-downs, losses or costs incurred in connection with the operations and disposition of these assets. Disposition gains, if any, will be shared by the Fund and Texas Trust. In addition, the Fund will supplement the actual yield on Covered Assets to provide a guaranteed yield equal to the Texas Cost of Funds plus a designated spread until December 29, 1998. At that time, any remaining Covered Assets will be adjusted to their then fair market value and retained by Texas Trust. The Fund will reimburse Texas Trust for any required valuation adjustments.

         Yield maintenance on Covered Assets for the years ended March 31, 1994, 1993 and 1992 were $2.8, $8.5 and $22.0 million, respectively. In addition, $12.1, $86.1 and $80.1 million of assistance was provided in fiscal 1994, 1993 and 1992, respectively, as reimbursement for losses relating to Covered Assets.

         Fund agreements also provide for maintenance by Texas Trust of certain minimum capital levels; reimbursement by the Fund of certain amounts over a 10-year period; sharing by the Fund in a portion of the tax benefits realized by Centex in connection with the acquisitions by Texas Trust; and indemnification by the Fund against unassumed liabilities and claims.

         Under the terms of a related capital maintenance agreement, Texas Trust is prohibited from declaring or paying dividends that would cause its regulatory capital to fall below specified levels. Centex has no obligations to make additional capital contributions to CTX Holding or Texas Trust.

         During fiscal 1990, certain forbearances previously granted by regulatory authorities were rescinded by FIRREA. In addition, more stringent capital requirements were established. At March 31, 1994, and throughout the period since their establishment, Texas Trust has been in full compliance with the new federally-mandated capital requirements. The elimination of forbearances does not significantly impact Texas Trust. Also, under FIRREA, all 1988 transactions and their agreements, including the Texas Trust transaction, became subject to further review by the Resolution Trust Corporation (the "RTC"). Cost reduction options exercised to date by the RTC include the early payoff of the $172.3 million Fund note, substantial Covered Asset write-downs and directed dispositions. Texas Trust and the RTC are currently negotiating to terminate the Assistance Agreement. In connection therewith, the RTC would prepay a non-interest-bearing obligation at a discounted value, purchase all remaining Covered Assets and sell its 20% warrant to Texas Trust. Management anticipates that the termination process will be concluded during fiscal year 1995 without a significant impact on the Company's financial condition or results of operations.

         Texas Trust, currently headquartered in Dallas, Texas, operates eight savings and loan branch offices in the central Texas cities of Buchanan Dam, Burnet, Giddings, Kingsland, Llano, Marble Falls, Mason and San Angelo. In fiscal 1993, Texas Trust expanded its financial services businesses with the formation of a new mortgage banking operation, TxT Mortgage Company, and the initiation of an interim lending program for single-family home builders. TxT Mortgage Company, also headquartered in Dallas, Texas, currently has offices in Arlington, Austin, Hurst, and, Tyler, Texas, Denver, Colorado and three offices in California. Texas Trust offers a number of services and products including checking accounts, savings accounts, certificates of deposit, residential mortgage loans, consumer loans and interim construction loans to single-family home builders. Subsequent to March 31, 1994, Texas Trust commenced negotiations to sell the assets and related liabilities of its TXT Mortgage Company division to CTX Mortgage Company.

         The financial services industry in Texas is highly competitive. Competition for customer deposits is intense among commercial banks, credit unions, savings and loan associations, mutual funds and insurance companies. After the acquisition, Texas Trust lowered the rates that it offers on variable rate accounts and new fixed rate certificates of deposit. As expected, some depositors responded to these changes by withdrawing or choosing not to renew maturing deposits. Total deposits increased by $6.9 million from April 1, 1993 to March 31, 1994, and decreased by $31.8 million from April 1, 1992 to March 31, 1993, by $120.4 million from April 1, 1991 to March 31, 1992, and by $30.1 million from April 1, 1990 to March 31, 1991, and were replaced with funds generated by the disposition of certain assets and with lower-cost funds from the Federal Home Loan Bank of Dallas ("FHLBD") advances. At March 31, 1994, total deposits of $207.1 million included $130.1 million of deposits which mature during the next twelve months. At March 31, 1993, the total deposits of $200.1 million included $144.3 million of deposits, which matured during fiscal year 1994.

         Texas Trust, chartered as a federal savings bank, is required to be a member of the Federal Home Loan Bank System and to have its deposits insured by the Savings Association Insurance Fund administered by the FDIC. Texas Trust is subject to extensive regulation by the Office of Thrift Supervision ("OTS"), a bureau in the U.S. Department of Treasury. Such regulatory supervision includes, among other things, net worth and regulatory capital maintenance requirements, liquidity maintenance requirements, limitations on the rate of growth of deposit liabilities and limitations on the type and amount of its investments. Regulations promulgated under the Home Owners Loan Act and other federal laws limit Texas Trust's ability to engage in transactions with, and pay dividends to, Centex and Centex's affiliates. Texas Trust is also subject to regulations of the Federal Reserve Board governing reserves required to be maintained on deposits and other matters. The FDIC and OTS conduct periodic examinations to test compliance with these and other regulatory requirements.

         Centex and CTX Holding, as savings and loan holding companies, are subject to certain regulation by the OTS.

         Negotiations are underway with the Federal Deposit Insurance Corporation (FDIC) to terminate the agreement under which Texas Trust was acquired. It is expected that the termination of the Assistance Agreement will be completed sometime during fiscal 1995. The Savings and Loan group has established adequate reserves for the costs associated with this transaction.

         The following is a summary of average balances and average interest rates for the year ended March 31, 1994, 1993 and 1992.

                         TEXAS TRUST SAVINGS BANK, FSB
                     AVERAGE BALANCES AND INTEREST RATES
                                ($ IN THOUSANDS)


                                                     FOR THE YEAR                     FOR THE YEAR
                                                 ENDED MARCH 31, 1994             ENDED MARCH 31, 1993
                                                 --------------------             --------------------
                                              AVERAGE REVENUE/INTEREST          AVERAGE  REVENUE/INTEREST
                                              BALANCE     EXPENSE      %        BALANCE       EXPENSE      %
                                              -------     -------      -        -------       -------      -
Earning assets:
  Interest-bearing deposits in other
  financial institutions and other
  investment securities   . . . . . . . . .   $101,181    $5,208     5.15%     $ 78,756       $ 6,469     8.21%
  Loans, primarily residential
  mortgage, net of $830, $1,565 and
  $3,377, respectively, of valuation
  adjustments   . . . . . . . . . . . . . .     37,665     3,161     8.39%       10,728         1,347    12.56%
  Assets covered by Fund assistance   . . .     60,827     1,316     2.16%      111,101         8,015     7.21%
  Notes and receivables from the Fund   . .         --        --       --            --            --       --
                                              --------    ------     ----      --------       -------    -----
        Total earning assets  . . . . . . .    199,673     9,685     4.85%      200,585        15,831     7.89%
                                                          ------     ----                     -------    -----

Cash and amounts due from banks . . . . . .      3,465                              807
Other assets  . . . . . . . . . . . . . . .     25,446                           84,500
                                              --------                         --------
        Total assets  . . . . . . . . . . .   $228,584                         $285,892
                                              ========                         ========

Interest-bearing liabilities:
  Deposits  . . . . . . . . . . . . . . . .   $197,341     7,205     3.65%     $217,561         9,480     4.36%
  FHLB advances and short-term
  borrowings  . . . . . . . . . . . . . . .     10,882       622     5.72%       47,735         2,567     5.38%
                                              --------    ------     ----      --------       -------    -----
        Total interest-bearing liabilities     208,223     7,827     3.76%      265,296        12,047     4.54%
                                                          ------     ----                     -------    -----
Other liabilities . . . . . . . . . . . . .      4,928                            4,254
Stockholder's equity  . . . . . . . . . . .     15,433                           16,342
                                              --------                         --------
        Total liabilities and stock-
        holder's equity   . . . . . . . . .   $222,584                         $285,892
                                              ========                         ========
Net interest margin . . . . . . . . . . . .               $1,858                              $ 3,784
                                                          ======                              =======
Net yield on earning assets . . . . . . . .                           .93%                                1.89%
                                                                     ====                                =====
Net margin  . . . . . . . . . . . . . . . .                          1.09%                                3.35%
                                                                     ====                                =====


                                                        FOR THE YEAR
                                                    ENDED MARCH 31, 1992
                                                    --------------------
                                              AVERAGE REVENUE/INTEREST
                                              BALANCE     EXPENSE      %
                                              -------     -------      -
Earning assets:
  Interest-bearing deposits in other
  financial institutions and other
  investment securities   . . . . . . . . .   $ 32,887    $2,350     7.15%
  Loans, primarily residential
  mortgage, net of $830, $1,565 and
  $3,377, respectively, of valuation
  adjustments   . . . . . . . . . . . . . .      9,504     1,982    20.85%
  Assets covered by Fund assistance   . . .    213,822    19,218     8.99%
  Notes and receivables from the Fund   . .     27,831     2,263     8.13%
                                              --------    ------    -----
        Total earning assets  . . . . . . .    284,044    25,813     9.09%
                                                          ------    -----

Cash and amounts due from banks . . . . . .        804
Other assets  . . . . . . . . . . . . . . .     52,714
                                              --------
        Total assets  . . . . . . . . . . .   $337,562
                                              ========

Interest-bearing liabilities:
  Deposits  . . . . . . . . . . . . . . . .   $284,358    18,530     6.52%
  FHLB advances and short-term
  borrowings  . . . . . . . . . . . . . . .     31,702     2,353     7.42%
                                              --------    ------    -----
        Total interest-bearing liabilities     316,060    20,883     6.61%
                                                          ------    -----
Other liabilities . . . . . . . . . . . . .      2,429
Stockholder's equity  . . . . . . . . . . .     19,073
                                              --------
        Total liabilities and stock-
        holder's equity   . . . . . . . . .   $337,562
                                              ========
Net interest margin . . . . . . . . . . . .               $4,930
                                                          ======
Net yield on earning assets . . . . . . . .                          1.74%
                                                                    =====
Net margin  . . . . . . . . . . . . . . . .                          2.48%
                                                                    =====

EMPLOYEES

         The Company and its subsidiaries had approximately 8,430 employees at March 31, 1994.

ITEM 2. PROPERTIES

                                PLANT FACILITIES

         The Company, in connection with its Construction Products operations, operates cement plants, quarries and related facilities at Buda, Texas, LaSalle, Illinois, Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are owned by separate joint ventures in each of which Centex has a 50% interest. The Company's principal aggregate plants and quarries are located in Austin and Cleburne, Texas and Marysville, California. In addition, the Company operates gypsum wallboard plants near Albuquerque and Bernalillo, New Mexico. The Buda cement plant is no longer pledged as security on debts incurred by such joint venture for construction or renovation of this facility, as the principal and interest relating to such debts were paid in full by the joint venture during fiscal 1994.

         See "Item 1. Business" on pages 5-14 of this Report for additional information relating to the Company's properties.

ITEM 3. LEGAL PROCEEDINGS

         The management of the Company believes that none of the litigation matters in which Centex or any subsidiary is involved, if determined unfavorable to Centex or any subsidiary, would have a material adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III)

         The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers have been employed by the Company and/or one or more subsidiaries of the Company for the past five years. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 23, 1993, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected. There is no family relationship between any of these officers.


      Name                      Age                      Positions with Centex
      ----                      ---                      ---------------------
Michael S. Albright              46   Vice President - Finance and Controller (Vice President - Finance
                                      since July 1992; Controller since November 1987; Vice President from July 1989 to July 1992)

Timothy R. Eller                 45   President, Chief Executive Officer and Chief Operating Officer of
                                      Centex Real Estate Corporation (President and Chief Operating
                                      Officer since January 1990; Chief Executive Officer since July 1991;
                                      Executive Vice President from July 1987 to January 1990)

William J Gillilan III           48   President and Chief Operating Officer (President since July 1991;
                                      Chief Operating Officer since January 1990; Executive Vice President from July 1989 until July 1991)

Laurence E. Hirsch               48   Chairman of the Board and Chief Executive Officer (Chairman of the
                                      Board since July 1991; Chief Executive Officer since July 1988;
                                      President from March 1985 until July 1991)

David W. Quinn                   52   Executive Vice President and Chief Financial Officer (since February
                                      1987)

Raymond G. Smerge                50   Vice President, Chief Legal Officer, General Counsel and Secretary
                                      (Vice President and Chief Legal Officer since September 1985;
                                      General Counsel and Secretary since April 1993)


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                                     STOCK PRICES AND DIVIDENDS
                                                     --------------------------
                            Year Ended March 31, 1994                          Year Ended March 31, 1993
                            -------------------------                          -------------------------
                              Price                                              Price
                              -----                                              -----
QUARTER               High             Low      Dividends                High             Low           Dividends
                      ----             ---      ---------                ----             ---           ---------
First                $35 1/2         $27 1/2      $.05                  $24 3/8         $20                $.05

Second               $42 5/8         $32 1/2      $.05                  $26             $22 1/4            $.05

Third                $44 5/8         $36 7/8      $.05                  $32 3/4         $24                $.05

Fourth               $45 5/8         $30 7/8      $.05                  $34 1/8         $29 3/4            $.05


         The common stock of Centex Corporation is traded on the New York Stock Exchange (ticker symbol CTX) and The International Stock Exchange (London).
The approximate number of record holders of the common stock of Centex Corporation as of June 15, 1994 was 1,713. The closing price of Centex common stock on the New York Stock Exchange on June 15, 1994 was $28.125.

         On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Centex Development Company, L.P. (see Note G to the Consolidated Financial Statements of Centex Corporation and Subsidiaries). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex Corporation.

         Dividend amounts represent cash dividends per share paid by Centex Corporation on the common stock of Centex Corporation. 3333 Holding Corporation has paid no dividends on its common stock since its incorporation.

ITEM 6. SELECTED FINANCIAL DATA
Centex Corporation and Subsidiaries
SUMMARY OF SELECTED FINANCIAL DATA (Unaudited)

                                                         For the Years Ended March 31,
                                                         -----------------------------
                                     1994              1993          1992            1991          1990
                                     ----              ----          ----            ----          ----
                                                 (Dollars in thousands, except per share data)

Revenues                         $ 3,214,482       $ 2,502,692    $ 2,165,707     $ 2,243,836  $ 2,072,644

Earnings Before Discontinued
   Operations and 1988
   Accounting Change             $    85,162       $    61,038    $    34,557     $    43,605  $    62,003
Net Earnings from
   Discontinued Operations                --                --             --              --           --
Cumulative Effect of Change in
   Accounting for Income Taxes            --                --             --              --           --
                                 -----------       -----------    -----------     -----------  -----------

Net Earnings                     $    85,162       $    61,038    $    34,557     $    43,605  $    62,003
                                 ===========       ===========    ===========     ===========  ===========

Total Assets                     $ 2,580,356       $ 2,272,093    $ 2,347,452     $ 2,037,486  $ 2,045,141
Total Long-term Debt, including
   debentures                    $   222,832       $   223,988    $   232,294     $   137,235  $   140,112
Total Debt                       $   429,470       $   368,988    $   298,508     $   267,946  $   267,739
Deferred Income Taxes            $    35,088       $    55,722    $    56,627     $    80,205  $    59,311
Negative Goodwill                $    24,102       $    28,102    $    31,702     $    34,702  $    37,102
Stockholders' Equity             $   668,659       $   578,415    $   518,494     $   483,677  $   447,911
Total Debt as a Percent of
   Total Capitalization (Total
   Debt, Deferred Income Taxes,
   Negative Goodwill and
   Stockholders' Equity)                37.1%             35.8%          33.0%          30.9%         33.0%
Net Earnings as a Percent of
   Beginning Stockholders'
   Equity                               14.7%             11.8%           7.1%           9.7%         16.1%
Per Common Share
   Earnings Before Discontinued
      Operations and 1988
      Accounting Change          $      2.60       $      1.91    $      1.11     $      1.42  $      2.01
   Net Earnings from
      Discontinued Operations             --                --             --              --           --
   Cumulative Effect of Change
      in Accounting for Income
      Taxes                               --                --             --              --           --
                                 -----------       -----------    -----------     -----------  -----------

   Net Earnings                  $      2.60       $      1.91    $      1.11     $      1.42  $      2.01
                                 ===========       ===========    ===========     ===========  ===========

Cash Dividends                   $       .20       $       .20    $       .20     $       .20  $       .20
Book Value Based on Shares
      Outstanding at Year End    $     21.12       $     18.57    $     16.99     $     16.07  $     14.85
Stock Prices
      High                       $    45 5/8       $    34 1/8    $    27 3/8     $    21 7/8  $    20 7/8
      Low                        $    27 1/2       $    20        $    17         $     9 3/4  $    14


                                                         For the Years Ended March 31,
                                                         -----------------------------
                                     1989              1988          1987            1986          1985
                                     ----              ----          ----            ----          ----
                                               (Dollars in thousands, except per share data)

Revenues                         $ 1,845,484       $ 1,485,068    $ 1,321,961     $ 1,441,907    1,219,840

Earnings Before Discontinued
   Operations and 1988
   Accounting Change             $    40,020       $    24,063    $    44,204     $    47,569  $    39,354
Net Earnings from
   Discontinued Operations                --                --             --              --        3,780
Cumulative Effect of Change in
   Accounting for Income Taxes            --            50,100             --              --           --
                                 -----------       -----------    -----------     -----------  -----------

Net Earnings                     $    40,020       $    74,163    $    44,204     $    47,569  $    43,134
                                 ===========       ===========    ===========     ===========  ===========

Total Assets                     $ 1,800,522       $ 1,148,098    $ 1,150,720     $ 1,068,063      922,745
Total Long-term Debt, including
   debentures                    $   140,192       $   178,862    $   133,461     $    65,263  $    63,674
Total Debt                       $   240,457       $   222,962    $   134,724     $   120,394  $   137,674
Deferred Income Taxes            $    74,487       $   139,767    $   229,576     $   204,588  $   169,303
Negative Goodwill                $    38,981       $        --    $        --     $        --  $        --
Stockholders' Equity             $   384,174       $   364,846    $   363,014     $   327,792  $   301,954
Total Debt as a Percent of
   Total Capitalization (Total
   Debt, Deferred Income Taxes,
   Negative Goodwill and
   Stockholders' Equity)                32.6%             30.6%          18.5%          18.4%         22.6%
Net Earnings as a Percent of
   Beginning Stockholders'
   Equity                               11.0%             20.4%          13.5%          15.8%         10.5%
Per Common Share
   Earnings Before Discontinued
      Operations and 1988
      Accounting Change          $      1.32       $       .75    $      1.24     $      1.31  $      1.01
   Net Earnings from
      Discontinued Operations             --                --             --              --          .09
   Cumulative Effect of Change
      in Accounting for Income
      Taxes                               --              1.57             --              --           --
                                 -----------       -----------    -----------     -----------  -----------

   Net Earnings                  $      1.32       $      2.32    $      1.24     $      1.31  $      1.10
                                 ===========       ===========    ===========     ===========  ===========

Cash Dividends                   $    .14375       $      .125    $      .125     $      .125  $      .125
Book Value Based on Shares
      Outstanding at Year End    $     13.28       $     12.13    $     10.23     $      9.17  $      8.14
Stock Prices
      High                       $    14 7/8       $    17        $    20 1/4     $    16 3/4  $    14 1/4
      Low                        $    10           $     7 7/8    $    14 1/2     $    10 1/4  $     9


Discontinued operations represents revenues and earnings data of Cenergy Corporation, an oil and gas subsidiary spun off on October 1, 1984.

On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Centex Development Company, L.P. (see Note G to the Consolidated Financial Statements of Centex Corporation and Subsidiaries). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex Corporation.

Debt represents Centex Corporation's debt with the mortgage company and savings and loan association reflected on the equity method versus consolidation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Led by record results from its Home Building and Mortgage Banking businesses and significant improvement in its Construction Products operations, Centex reported for fiscal year 1994 the highest fiscal year revenues of $3.2 billion, earnings before income taxes of $135 million, net earnings of $85.2 million and earnings per share of $2.60, in its history.

         During fiscal 1994, Home Building revenues, operating earnings and closings reached record highs. The following table summarizes Home Building only results (excluding CDC and certain other items reported in this segment) for the three-year period ending March 31, 1994 (in millions, except per unit data):

                                                       1994                    1993                   1992
                                                       ----                    ----                   ----
Home Building Revenues*                       $ 1,869.8    100.0%      $1,433.1    100.0%     $1,061.9   100.0%
Cost of Sales                                  (1,560.0)   (83.5)      (1,186.6)   (82.8)       (869.2)  (81.9)
Selling, General & Administrative                (213.8)   (11.4)        (170.4)   (11.9)       (137.4)  (12.9)
                                              ---------    -----       --------    -----      --------   -----
Operating Earnings*                           $    96.0      5.1%      $   76.1      5.3%     $   55.3     5.2%
                                              =========    =====       ========    =====      ========   =====
Units Closed                                     12,563                  10,279                  7,739
Unit Sales Price                              $ 147,466                $138,359               $135,678
% Change                                                     6.6%                    2.0%                  5.6%
Operating Earnings per Unit                   $   7,640                $  7,408               $  7,141
% Change                                                     3.1%                    3.7%                (23.9%)


*CDC and other items excluded from this table represented revenues of $1.8, $(1.8) and $1.4 million, respectively, and operating losses of $1.8, $.5 and $1.0 million, respectively.


         Closings increased 22% in 1994 resulting in an approximate 31% increase in housing revenues from 1993. The average home sales price increased 6.6% in fiscal 1994 compared to fiscal 1993. Operating earnings from this segment, including CDC and other items, were a record $94.2 million this year, up more than 25% over the prior fiscal year. Home Building's gross profit margin declined in fiscal 1994 compared to fiscal 1993 due to increases in construction materials costs, primarily lumber. Margins in 1994 were also impacted by the results of operations in California, which continued to experience negative economic conditions. Operating margins did, however, improve sequentially throughout the year, rising from 4.2% in the first quarter to 5.7% in the fourth quarter. Home closings and orders for fiscal 1994 were at the highest level in company history. New orders for the current fiscal year reached an all-time high of 13,207 homes, up 16% over 11,421 homes for the prior fiscal year. The backlog of homes sold but not closed at March 31, 1994 reached 5,795 units, a 13% increase over the backlog of 5,151 homes at March 31, 1993.

         Revenues from Mortgage Banking for the year ended March 31, 1994 totaled $187.9 million, up 45% from $129.7 million for the prior fiscal year. Operating earnings reached an all-time high of $71.0 million, a 48% increase over $47.8 million in 1993. For fiscal 1994, the company originated 58,543 loans valued at approximately $6.4 billion compared to 38,301 originations valued at about $4.2 billion last year. Originations for Centex-built homes rose 20% to 9,289 this year while third-party originations increased 61% to 49,254.

         For fiscal 1994, revenues from Contracting and Construction Services were $966.6 million, up 23% from $783.2 million for fiscal 1993. This segment had an operating loss of $4.5 million this year versus an operating loss of $4.1 million for the prior fiscal year. The operating loss was due primarily to continued weak operating margins which resulted from fewer available projects and increased competition. However, the backlog of uncompleted construction contracts at March 31, 1994 was $1.24 billion, slightly higher than the March 31, 1993 backlog of $1.17 billion and a little lower than the record backlog of $1.3 billion reported at December 31, 1993.

         Construction Products revenues were $172.9 million in fiscal 1994, up 22% from $141.2 million for fiscal 1993. Operating earnings from Construction Products reached $16.6 million this year, compared to earnings of $4.6 million in the prior fiscal year. The increase was due primarily to high demand for the cement-related and Gypsum wallboard operations, which resulted in improved pricing levels.

         The Savings and Loan segment reported fiscal 1994 revenues of $15.5 million, compared to $17.3 million in the prior fiscal year. Operating earnings from the Savings and Loan were $2.6 million for the current fiscal year, compared to $3.0 million in the previous year.

         The record fiscal year Home Building results were due to more closings and to margins that improved throughout the year because of home price increases and lower lumber costs. The record Mortgage Banking results were due to the lower interest rate environment which prevailed throughout most of fiscal 1994 and stimulated new home sales and refinancings.

         The gain in Construction Products results was due primarily to increased demand for its products, higher production levels and improved pricing in its cement-related and gypsum wallboard operations. The company's wallboard operation reported a profit in fiscal 1994, the first since 1990. Despite the high construction backlog levels maintained by its Contracting and Construction Services division throughout the year, margins in this business remained under intense competitive pressure.

         Lumber prices have recently retreated from record levels. The lower current lumber prices coupled with higher prices for the company's homes will result in a further strengthening of Home Building margins as fiscal 1995 progresses. Higher mortgage interest rates, however, have slowed home building orders and significantly reduced mortgage refinancing activity, both of which will negatively impact fiscal 1995 results for the segments. Results from the company's Contracting and Construction Services division are not expected to improve until later in the economic cycle.

FINANCIAL CONDITION

         The company has adequate unsecured revolving credit facilities. These credit facilities serve as back-up lines for overnight borrowings under uncommitted bank lines and commercial paper. In addition, CTX Mortgage Company has sufficient committed and uncommitted credit facilities of its own to finance mortgages which are held during the period while they are being securitized and readied for delivery against forward sale commitments.

         Information regarding Centex's short-term and long-term debt is included in Note (D) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 30-31 of this Report.

         Based on its financial condition and existing credit relationships, Centex believes it will be able to provide adequately for its current and future growth.

STOCK REPURCHASE PROGRAM

         In April and May 1994, Centex announced a 2.1 million share common stock repurchase program of which approximately 1.1 million shares have been repurchased.

SUBSEQUENT EVENT

         Subsequent to fiscal year end, the Company completed an initial public offering of 51% of its construction products subsidiary. The new publicly-held entity, Centex Construction Products, Inc., is trading on the New York Stock Exchange under the symbol "CXP." Centex received a dividend and other payments from CXP totaling approximately $186.5 million which has been used to reduce Centex's outstanding indebtedness. In addition, Centex will report an after-tax gain related to CXP's initial public offering of approximately $37.5 million during the first quarter of fiscal 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for in this Item 8 is included herein on pages 21-46 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (See Item 11 below.)

ITEM 11. EXECUTIVE COMPENSATION

         Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the pages indicated) in the Company's Proxy Statement dated July 1, 1994 for the July 28, 1994 Annual Meeting of Stockholders (the "1994 Centex Proxy Statement"):


   ITEM       CAPTION IN THE 1994 CENTEX PROXY STATEMENT                 PAGES
   ----       ------------------------------------------                 -----
    10               Election of Directors                                 3-6
    10               Section 16(a) Compliance                              15
    11               Executive Compensation                                9-14
    12               Security Ownership of Management
                     and Certain Beneficial Owners                         7-8
    13               Certain Transactions                                 15-16


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (See Item 11 above.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (See Item 11 above and Schedule II on page 45 of this Report for information respecting indebtedness to Centex of certain officers and directors.)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

(1) AND (2) See the Index to Consolidated Financial Statements and Schedules below for a list of the Financial Statements and Financial Statement schedules filed herewith.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                       FORM 10-K
                                                                                                    PAGE REFERENCE
                                                                                                    --------------
     CENTEX CORPORATION AND SUBSIDIARIES

     Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21
     Statement of Consolidated Earnings for the years ended March 31, 1994, 1993 and 1992   . . . . .      22
     Consolidated Balance Sheets as of March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . .      23
     Statement of Consolidated Cash Flows for the years ended March 31, 1994, 1993 and 1992   . . . .      24
     Statement of Consolidated Stockholders' Equity for the years ended March 31, 1994, 1993 and 1992      25
     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . .      26
     Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42
     Consolidated Supporting Schedules:
     Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . .      43
     I - Marketable Securities - Other Investments - March 31, 1994   . . . . . . . . . . . . . . . .      44
     II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other
     Than Related Parties for the years ended March 31, 1994, 1993 and 1992   . . . . . . . . . . . .      45
     IX - Short-Term Borrowings for the years ended March 31, 1994, 1993 and 1992   . . . . . . . . .      46


         Consolidated supporting schedules other than those listed above have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3) EXHIBITS

         The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 75-79 of this Report.

         (b)  Reports on Form 8-K:

         None.

Centex Corporation and Subsidiaries
AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTEX CORPORATION:

We have audited the accompanying consolidated balance sheets of Centex Corporation (a Nevada corporation) and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centex Corporation and subsidiaries as of March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental balance sheet data of Centex Corporation and Financial Services are presented for purposes of additional analysis and are not a required part of the consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN & CO.


Dallas, Texas,
  May 11, 1994

Centex Corporation and Subsidiaries
STATEMENT OF CONSOLIDATED EARNINGS


                                                                             For the Years Ended March 31,
                                                                             -----------------------------
                                                                    1994                  1993                 1992
                                                                    ----                  ----                 ----
                                                                      (Dollars in thousands, except per share data)
REVENUES
Home Building                                                   $1,871,627            $1,431,265           $1,063,271
Mortgage Banking                                                   187,870               129,747               74,642
Contracting and Construction Services                              966,562               783,222              865,009
Construction Products                                              172,900               141,164              135,676
Savings and Loan                                                    15,523                17,294               27,109
                                                                ----------            ----------           ----------
                                                                 3,214,482             2,502,692            2,165,707
                                                                ----------            ----------           ----------


COSTS AND EXPENSES
Home Building                                                    1,777,449             1,355,677            1,008,934
Mortgage Banking                                                   116,885                81,920               55,175
Contracting and Construction Services                              971,062               787,325              861,267
Construction Products                                              156,274               136,516              134,538
Savings and Loan                                                    12,958                14,267               24,994
Corporate General and Administrative                                15,158                13,120               12,807
Interest                                                            29,683                22,108               22,140
                                                                ----------            ----------           ----------
                                                                 3,079,469             2,410,933            2,119,855
                                                                ----------            ----------           ----------

EARNINGS BEFORE INCOME TAXES                                       135,013                91,759               45,852

Income Taxes                                                        49,851                30,721               11,295
                                                                ----------            ----------           ----------

NET EARNINGS                                                     $  85,162             $  61,038            $  34,557
                                                                ==========            ==========           ==========

EARNINGS PER SHARE                                               $    2.60             $    1.91            $    1.11
                                                                ==========            ==========           ==========


See notes to consolidated financial statements.

Centex Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                               Centex Corporation and
                                                                   Subsidiaries                 Centex Corporation
                                                                   ------------                 ------------------
                                                                     March 31,                       March 31,
                                                                     ---------                       ---------
                                                                  1994         1993               1994        1993
                                                                  ----         ----               ----        ----
                                                                               (Dollars in thousands)
ASSETS
  Cash and Cash Equivalents                                   $   76,287    $   26,065       $   13,284     $   13,802
  Marketable Securities                                           78,241       110,316             -              -
  Receivables -
    Residential Mortgage Loans                                   677,641       591,328             -              -
    Construction Contracts                                       161,929       153,780          161,929        153,780
    Trade                                                         79,487        67,623           54,630         45,086
    Note                                                          10,115         8,163           10,115          8,163
    Affiliates                                                      -             -                -              -
  Inventories -
    Housing Projects                                             969,769       764,959          969,769        764,959
    Land Held for Development and Sale                           104,869       106,785          104,869        106,785
    Construction Products                                         22,819        24,601           22,819         24,601
  Investments -
    Joint Ventures and Unconsolidated Subsidiaries                56,928        50,277           62,191         73,350
    Centex Development Company, L.P.                              71,000        71,517           71,000         71,517
  Property and Equipment, net                                    188,930       177,610          169,234        167,406
  Government-Guaranteed S&L Assets -
    Receivables                                                   19,030        13,579             -              -
    Covered Assets                                                24,737        69,244             -              -
  Other Assets and Deferred Charges                               38,574        36,246           22,101         24,020
                                                              ----------    ----------       ----------     ----------
                                                              $2,580,356    $2,272,093       $1,661,941     $1,453,469
                                                              ==========    ==========       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued
    Liabilities                                               $  618,943    $  527,094       $  504,622     $  422,242
  S&L Deposits and FHLB Borrowings                               211,055       204,140             -              -
  Short-term Debt                                                783,585       637,570          206,638        145,000
  Long-term Debt                                                 222,832       223,988          222,832        223,988
  Deferred Income Taxes                                           51,180        72,784           35,088         55,722
  Negative Goodwill                                               24,102        28,102           24,102         28,102
  Stockholders' Equity -
    Common Stock, $.25 Par Value; Authorized
    50,000,000 Shares; Issued 31,663,808 and
    31,140,878 Shares                                              7,916         7,785            7,916          7,785
  Capital in Excess of Par Value                                  26,631        15,376           26,631         15,376
  Retained Earnings                                              634,112       555,254          634,112        555,254
                                                              ----------    ----------       ----------     ----------
  Total Stockholders' Equity                                     668,659       578,415          668,659        578,415
                                                              ----------    ----------       ----------     ----------
                                                              $2,580,356    $2,272,093       $1,661,941     $1,453,469
                                                              ==========    ==========       ==========     ==========

                                                          Financial Services
                                                          ------------------
                                                              March 31,
                                                              ---------
                                                           1994        1993
                                                           ----        ----
ASSETS
  Cash and Cash Equivalents                            $   63,003   $   12,263
  Marketable Securities                                    78,241      110,316
  Receivables -
    Residential Mortgage Loans                            677,641      591,328
    Construction Contracts                                   -            -
    Trade                                                  24,857       22,537
    Note                                                     -            -
    Affiliates                                             80,806       63,555
  Inventories -
    Housing Projects                                         -            -
    Land Held for Development and Sale                       -            -
    Construction Products                                    -            -
  Investments -
    Joint Ventures and Unconsolidated Subsidiaries           -            -
    Centex Development Company, L.P.                         -            -
  Property and Equipment, net                              19,696       10,204
  Government-Guaranteed S&L Assets -
    Receivables                                            19,030       13,579
    Covered Assets                                         24,737       69,244
  Other Assets and Deferred Charges                        16,473       12,226
                                                       ----------   ----------
                                                       $1,004,484   $  905,252
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued
    Liabilities                                        $  114,321   $  104,852
  S&L Deposits and FHLB Borrowings                        211,055      204,140
  Short-term Debt                                         576,947      492,570
  Long-term Debt                                             -            -
  Deferred Income Taxes                                    16,092       17,062
  Negative Goodwill                                          -            -
  Stockholders' Equity -
    Common Stock, $.25 Par Value; Authorized
    50,000,000 Shares; Issued 31,663,808 and
    31,140,878 Shares                                          12           12
  Capital in Excess of Par Value                           51,938       46,982
  Retained Earnings                                        34,119       39,634
                                                       ----------   ----------
  Total Stockholders' Equity                               86,069       86,628
                                                       ----------   ----------
                                                       $1,004,484   $  905,252
                                                       ==========   ==========

See notes to consolidated financial statements. In the supplemental data presented above, "Centex Corporation" means the basis of presentation as described in Note A to the consolidated financial statements; "Financial Services" means CTX Mortgage Company and CTX Holding Company and its savings and loan subsidiary, Texas Trust Savings Bank, FSB and affiliates. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
STATEMENT OF CONSOLIDATED CASH FLOWS

                                                   For the Years Ended March 31,
                                                   -----------------------------
                                                    1994        1993       1992
                                                    ----        ----       ----
                                                       (Dollars in thousands)
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                  $ 85,162    $ 61,038    $ 34,557
   Adjustments -
     Depreciation, Depletion and
          Amortization                             19,640      16,156      15,421
     Deferred Income Taxes                         (7,760)      3,545      (3,962)
     Equity in (Earnings) Losses of Joint
          Ventures, Unconsolidated Subsidiaries
          and CDC                                  (3,387)        120      (1,040)
                                                 --------    --------    --------

                                                   93,655      80,859      44,976

  (Increase) Decrease in Receivables              (21,965)    (15,001)     11,889
  Increase in Inventories                        (201,539)   (136,259)    (49,221)
  Increase in Payables and Accruals                91,864      77,920       3,981
  (Increase) Decrease in Other Assets              (4,190)     (6,337)        813
  Other,  net                                     (13,859)     (2,265)     (5,026)
                                                 --------    --------    --------
                                                  (56,034)     (1,083)      7,412
                                                 --------    --------    --------

CASH FLOWS - INVESTING ACTIVITIES
   (Increase) Decrease in Advances to Joint
     Ventures, Unconsolidated Subsidiaries
     and  CDC                                      (2,747)      2,669      (2,374)
   Property and Equipment Additions, net          (31,936)    (18,019)    (18,119)
   Decrease (Increase)  in
     Marketable Securities                         32,075      91,710    (202,026)
                                                 --------    --------    --------
                                                   (2,608)     76,360    (222,519)
                                                 --------    --------    --------

CASH FLOWS - FINANCING ACTIVITIES
   Increase in Residential Mortgage Loans         (87,048)    (12,840)   (279,453)
   Decrease in Government-Guaranteed S&L Assets    39,056     105,275     241,589
   Increase (Decrease) in S&L
      Deposits, FHLB Borrowings and Debt            6,915    (241,130)     (2,203)
   Increase in Debt                               144,859      30,250     284,362
   Stock and Dividend Transactions, net             5,082      (1,117)        260
                                                 --------    --------    --------
                                                  108,864    (119,562)    244,555
                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH                    50,222     (44,285)     29,448

CASH AT BEGINNING OF YEAR                          26,065      70,350      40,902
                                                 --------    --------    --------
CASH AT END OF YEAR                              $ 76,287    $ 26,065    $ 70,350
                                                 ========    ========    ========

See notes to consolidated financial statements.

Centex Corporation and Subsidiaries
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY




                                                       For the Years Ended March 31,
                                                       -----------------------------
                                             1994                    1993                 1992
                                             ----                    ----                 ----
                                                          (Dollars in thousands)
COMMON STOCK

    Balance at Beginning of Year          $  7,785                $  7,623             $  7,569

    Exercise of Stock Options, net             131                     200                   86

    Retirement of 187,400 and 128,800
       Shares in 1993 and 1992                -                        (38)                 (32)
                                          --------                --------             --------
    Balance at End of Year                   7,916                   7,785                7,623
                                          --------                --------             --------


CAPITAL IN EXCESS OF PAR VALUE

    Balance at Beginning of Year            15,376                  10,501                4,257

    Exercise of Stock Options,
       including related tax benefits       11,255                   8,828               10,684

    Retirement of Common Shares             -                       (3,953)              (4,440)
                                          --------                --------             --------

    Balance at End of Year                  26,631                  15,376               10,501
                                          --------                --------             --------


RETAINED EARNINGS

    Balance at Beginning of Year           555,254                 500,370              471,851

    Net Earnings                            85,162                  61,038               34,557

    Cash Dividends                          (6,304)                 (6,154)              (6,038)
                                          --------                --------             --------

    Balance at End of Year                 634,112                 555,254              500,370
                                          --------                --------             --------

TOTAL STOCKHOLDERS' EQUITY                $668,659                $578,415             $518,494
                                          ========                ========             ========



See notes to consolidated financial statements.

Centex Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

(A)  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Centex Corporation and subsidiaries (Centex or the company) after the elimination of all significant intercompany balances and transactions.

BASIS OF BALANCE SHEET PRESENTATION

Balance sheet data are presented in the following categories:

   * CENTEX CORPORATION AND SUBSIDIARIES. This represents the adding together of Centex Corporation, Financial Services and all of their consolidated
     subsidiaries.   The effects of transactions among related companies within the consolidated group have been eliminated.

   * CENTEX CORPORATION. This information is presented as supplemental information and represents the adding together of all subsidiaries other than CTX Mortgage Company (Mortgage Banking group) and CTX Holding Company (CTX Holding) and its savings and loan subsidiary, Texas Trust Savings Bank, FSB (Texas Trust) and affiliates (together, the Savings and Loan group) which are presented on an equity basis of accounting.

   * FINANCIAL SERVICES. This represents the adding together of the Mortgage Banking group and the Savings and Loan group.

REVENUE RECOGNITION

Revenue from housing projects is recognized as homes are sold and title passes. Earnings from sale of mortgage servicing rights and from loan origination fees are recognized when the related loan is sold and delivered to third-party purchasers.

Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the company withholds similar retainages from each subcontractor. Retainages of $63 million included in construction contracts receivable and $54 million included in accounts payable at March 31, 1994 are generally receivable and payable within one year.

Claims are recognized as revenue only after management is confident of collection or when agreement has been reached with the customer.

Notes receivable at March 31, 1994 are collectible primarily over 4 years, with $4.4 million being due within one year. The weighted average interest rate at March 31, 1994 was 5.1%.

INVENTORY, CAPITALIZATION AND SEGMENT EXPENSES

Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs and capitalized interest and real estate taxes) or market. The capitalized costs, other than interest, are included in Home Building costs and expenses in the statement of consolidated earnings as related revenues are recognized. Interest costs relieved from inventories are included as interest expense.

Construction Products inventories are stated at the lower of average cost (including applicable material, labor and plant overhead) or market.

General operating expenses associated with each segment of business are expensed as incurred and are included in the appropriate segment of business.

JOINT VENTURES

The company is involved in joint ventures with interests ranging up to 50%. Proportionate revenues and costs and expenses, which are not significant, are included in the statement of consolidated earnings for 50%-owned ventures. Earnings or losses of less than 50%-owned ventures are not significant and are included in the appropriate segment of business revenues. Investments in joint ventures are carried on the equity method in the consolidated balance sheets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Raw material deposits are depleted as such deposits are extracted for production. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding in 1994, 1993 and 1992 of 32,789,852; 32,015,785 and 31,251,626, respectively.

MARKETABLE SECURITIES

Marketable securities at March 31, 1994 represent U.S. Government and corporate securities owned by Texas Trust. These securities had a market value which approximates book value.


RESIDENTIAL MORTGAGE LOANS RECEIVABLE

Residential mortgage loans held by CTX Mortgage of $632.1 million and Texas Trust of $45.5 million at March 31, 1994 are stated at the lower of aggregate cost or market. Market is determined based on CTX Mortgage and Texas Trust's forward sale commitments. Substantially all of CTX Mortgage and Texas Trust's mortgage loans are sold forward upon closing and subsequently delivered to third-party purchasers within 60 days thereafter.


STATEMENT OF CONSOLIDATED CASH FLOWS - SUPPLEMENTAL DISCLOSURES

Interest expenses relating to the financial services operations (Mortgage Banking and Savings and Loan) are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.

                                            For the Years Ended March 31,
                                            -----------------------------
                                      1994              1993               1992
                                      ----              ----               ----
Total Interest Incurred             $68,856           $63,721            $67,838
Less--Mortgage Banking              (30,696)          (28,882)           (23,726)
      Savings and Loan              ( 8,477)          (12,731)           (21,972)
                                    -------           -------            -------
Interest Expense                    $29,683           $22,108            $22,140
                                    =======           =======            =======


Net payments made for federal, state and foreign income taxes during the fiscal years ended March 31, 1994, 1993 and 1992 were $41.9 million, $11.4 million, and $18.5 million, respectively.

OFF-BALANCE-SHEET RISK

CTX Mortgage and Texas Trust enter into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to their customers at a specified price and period, and committing to sell mortgage loans to various investors.

CTX Mortgage and Texas Trust had commitments to mortgagors of approximately $505 million and commitments to sell to investors against these loan commitments of approximately $379 million at March 31, 1994.

POST-RETIREMENT OBLIGATIONS

The company has no significant post-retirement obligations. Accordingly, the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, had no impact on the company's financial statements.


(B)  SAVINGS AND LOAN OPERATIONS

ACQUISITION

In December 1988, the company purchased certain assets and assumed certain liabilities of four Texas savings and loan associations pursuant to acquisition agreements and an assistance agreement with the Federal Savings and Loan Insurance Corporation (FSLIC). The acquisition was made by Texas Trust, a federal stock savings bank and subsidiary of CTX Holding, a wholly-owned subsidiary of the company. The FSLIC received a warrant to purchase a 20% interest in Texas Trust's common stock for $.4 million through December 2003. Texas Trust's common equity as of March 31, 1994 was approximately $5.9 million.

In August 1989, Congress passed the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) which abolished the FSLIC and established the FSLIC Resolution Fund (the Fund) to assume all assets, debts, obligations and other liabilities of the FSLIC. The Fund is managed by the Federal Deposit Insurance Corporation (FDIC). All subsequent references to the Fund include previous agreements with the FSLIC.

Certain of the acquired assets are subject to Fund assistance through December 1998 (Covered Assets). Any losses, write-downs or costs incurred in connection with the operation and disposition of these assets are reimbursed by the Fund. In addition, the Fund provided a guaranteed minimum yield on the Covered Assets equal to the Texas Cost of Funds plus a designated spread through December 1998. At that time, any remaining Covered Assets will be adjusted to their then fair market value and retained by Texas Trust. The Fund will reimburse Texas Trust for any required valuation adjustments. Yield maintenance on Covered Assets for the years ended March 31, 1994, 1993 and 1992 were $2.8, $8.5, and $22.0 million, respectively. In addition, $12.1, $86.1, and $80.1 million of assistance were provided in fiscal 1994, 1993 and 1992, respectively, primarily as reimbursement for losses relating to Covered Assets.

The agreements also provide for maintenance by Texas Trust of certain minimum capital levels, reimbursement by the Fund of certain non-interest bearing amounts over a 10-year period, sharing by the Fund in a portion of the tax benefits realized by Centex Corporation, and indemnification by the Fund against unassumed liabilities and claims.

Under the terms of a related capital maintenance agreement, Texas Trust cannot declare or pay dividends that would cause its regulatory capital to fall below specified levels or which would exceed 50% of net income on a cumulative basis for common dividends and 75% for preferred dividends. Centex Corporation has no obligation to make additional capital contributions to CTX Holding or Texas Trust.

At March 31, 1994, and throughout the period since their establishment, Texas Trust has been in full compliance with federally- mandated capital requirements.

Centex and Texas Trust are negotiating with the FDIC to terminate the assistance agreement and to have the FDIC prepay the non-interest-bearing fund receivable at a discounted value, retire the warrant to purchase 20% of Texas Trust common stock and purchase all remaining covered assets. Management anticipates that the termination of the assistance agreement will be concluded during fiscal year 1995 without a significant impact on the company's financial condition or results of operations.

PURCHASE METHOD OF ACCOUNTING

The acquisition, recorded under the purchase method of accounting, resulted in the establishment of negative goodwill representing the net assets acquired (including the company's portion of certain tax benefits existing at acquisition date) in excess of costs.

GOVERNMENT-GUARANTEED S&L ASSETS

                                                                                               March 31,
                                                                                               ---------
                                                                                      1994                    1993
                                                                                      ----                    ----
Receivables from the Fund                                                            $19,030                $13,579
                                                                                     =======                =======

Covered Assets, including mortgage loans,
by type of collateral -
     Land and Commercial Real Estate                                                 $11,961                $37,077
     Single- and Multi-family Residential                                               -                    15,833
     Investments in Subsidiaries and Other                                            12,776                 16,334
                                                                                     -------                -------
                                                                                      24,737                 69,244

     Less--Management's Estimate of Future
       Disposition Losses to be Reimbursed
       by the Fund--Unaudited                                                         (3,155)                (6,000)
                                                                                     -------                -------

     Estimated Market Value--Unaudited                                               $21,582                $63,244
                                                                                     =======                =======



DEPOSITS AND FHLB BORROWINGS

                                                                     March 31,
                                                                     ---------
                                                1994                                                1993
                                                ----                                                ----
                                Weighted                                               Weighted
                                 Average                                                Average
                              Contractual                                             Contractual
                             Interest Rate                    Amount                 Interest Rate             Amount
                             --------------                   ------                 -------------             -------
     Certificates of
       Deposit                       3.87%                  $169,715                         4.27%            $160,828
     Savings and
       Checking Accounts             2.42%                    37,340                         2.58%              39,312
                                                            --------                                          --------
       Total Deposits                                        207,055                                           200,140

     Federal Home Loan Bank
       (FHLB) Borrowings,
       secured by assets
       aggregating $4.5
       million                       9.88%                     4,000                         9.88%               4,000
                                                            --------                                          --------
                                                            $211,055                                          $204,140
                                                            ========                                          ========


Contractual maturities of certificates of deposit as of March 31, 1994 are: fiscal 1995, $130,067; fiscal 1996, $25,245; fiscal 1997, $6,131; fiscal 1998,
$2,471; fiscal 1999, $5,513; and thereafter, $288. Maturities of FHLB borrowings at March 31, 1994 are: fiscal 1996, $2,000; and fiscal 1999, $2,000.

(C)  PROPERTY AND EQUIPMENT

Cost by major category and accumulated depreciation are summarized below:

                                                                            March 31,
                                                                            ---------
                                                                 1994                          1993
                                                                 ----                          ----
     Land, Buildings and Improvements                         $  37,707                     $  37,793
     Plants, Machinery, Equipment and
       Other                                                    273,242                       247,051
                                                              ----------                    ---------
                                                                310,949                       284,844
     Accumulated Depreciation                                  (122,019)                     (107,234)
                                                              ----------                    ---------
                                                              $ 188,930                     $ 177,610
                                                              ==========                    =========



(D)  INDEBTEDNESS

SHORT-TERM DEBT

Balances of short-term debt were:



                                                                   March 31,
                                                                   ---------
                                               1994                                         1993
                                               ----                                         ----
                                    Centex                Mortgage             Centex                Mortgage
                                  Corporation             Banking            Corporation             Banking
                                  -----------             -------            -----------             -------
 Banks                            $ 84,500               $ 225,500            $ 86,500               $305,000

 Commercial Paper                  122,000                   -                  58,500                   -

 Other Financial Institutions          138                 351,447                -                   187,570
                                  --------               ---------            --------               --------
                                  $206,638               $ 576,947            $145,000               $492,570
                                  --------               ---------            --------               --------

 Consolidated Short-term Debt               $783,585                                      $637,570
                                            ========                                      ========



The company borrows on a short-term basis from banks under uncommitted lines which bear interest at prevailing market rates. The weighted average interest rates of the short-term indebtedness outstanding during fiscal 1994 and 1993 were 3.6% and 4.2%, respectively. The weighted average interest rates of balances outstanding at March 31, 1994 and 1993 were 4.1% and 4.4%, respectively.

LONG-TERM DEBT

Balances of long-term debt were:

                                                                            March 31,
                                                                            ---------
                                                                1994                          1993
                                                                ----                          ----
Senior Notes, 9.05% Due in May 1996                             $100,000                      $100,000
Subordinated Debentures, 8.75% to 8.8%
  Due in 2007                                                    119,284                       119,255
Other Indebtedness, 4.25% to 10% Due
  Through 2000                                                     3,548                         4,733
                                                                --------                      --------
                                                                $222,832                      $223,988
                                                                ========                      ========

Maturities of long-term debt during the next five fiscal years are: 1995, $3,139; 1996, $409; 1997, $100,000; 1998, $0; 1999, $0.

Included in other long-term debt is a $2.1 million convertible subordinated debenture sold in August 1985 to a corporate officer at par. The indebtedness bears interest at prime and is convertible into 200,000 shares of the company's common stock. In connection with this transaction, the company has guaranteed the payment of a $2.1 million note payable to a bank by the officer.

CREDIT FACILITIES

Centex has a long-term revolving credit agreement totaling $350 million with a group of banks, which is available for general corporate purposes. Borrowings under this agreement bear interest at money market rates. Annual commitment fees are .25% of the facility amount. The agreement expires in April 1996. Under the terms of the agreement, $140 million may be borrowed directly by CTX Mortgage. The maximum principal amount outstanding under this agreement during the fiscal year ended March 31, 1994 was $140 million, all of which was borrowed by CTX Mortgage. There were no borrowings outstanding to Centex Corporation under this or the previous facilities during the fiscal years ended March 31, 1994 and 1993.

During August 1993, Centex entered into a $115 million, 364-day revolving credit agreement with a group of banks. The facility was also for general corporate purposes and the stated interest rates were tied to short-term money market indices. Effective May 1994, this facility was canceled by the company.

CTX Mortgage has a $300 million committed and secured mortgage warehouse facility with a group of banks, which expires in November 1994. CTX Mortgage also maintains committed mortgage warehouse facilities of $300 million expiring in December 1994 with two investment banks. In addition, in May 1993, CTX Mortgage established a $200 million asset-backed commercial paper program, which expires in May 1996. The bank warehouse facility and the commercial paper program provide for limited support by Centex, as defined, of up to a maximum of 10% of the commitments. Management believes the facilities expiring by December 1994 can be renewed or replaced on essentially the same terms.

Under the most restrictive covenants of the various debt agreements, retained earnings of $285 million were free of restrictions at March 31, 1994.

(E) CAPITAL STOCK

SHAREHOLDER RIGHTS PLAN

In September 1986, the company adopted a Shareholder Rights Plan (Rights Plan) pursuant to which each holder of record of a share of common stock was granted one right for each share of common stock held. The Rights Plan was amended in May 1988. Under the Rights Plan, as amended, each right entitles its holder to purchase one one-hundredth of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D at an exercise price of $120. The rights will become exercisable 10 days after anyone acquires 20% or more of the company's common stock, or 10 business days after anyone commences a tender offer which, if successful, would result in such person owning 20% or more of the company's common stock. In addition, if anyone acquires 20% or more of the common stock (other than pursuant to certain offers for all shares of common stock specified in the Rights Plan), or a 20% or more holder engages in certain specified "self-dealing" transactions or combines with the company in a reverse merger in which the company survives and its shares of common stock are not changed, each right will entitle its holder (other than a holder which owns 20% or more of the common stock) to purchase shares of company common stock (or, in certain circumstances, other consideration) with a value of twice the $120 exercise price. If, following an acquisition of 20% or more of the common stock, the company is acquired in a merger or sells 50% of its assets or earning power, each right will entitle its holder (other than a holder which owns 20% or more of the common stock) to purchase common stock of the acquiring company with a value of twice the $120 exercise price. In general, the rights are redeemable at $.05 per right until 15 days after anyone acquires 20% or more of the common stock. Unless earlier redeemed, the rights will expire on October 1, 1996.

STOCK OPTIONS

The company has two stock option plans for directors, officers and key employees of the company, the Centex Corporation 1987 Stock Option Plan (the 1987 Plan) and the Centex Corporation Stock Option Plan (the Centex Plan). Option grants under the Centex Plan may not be less than the fair market value at the date of the grant. Option grants under the 1987 Plan may be less than the fair market value at the date of the grant. Under both plans, option periods and exercise dates may vary within a maximum period of 10 years. A summary of the activity in the stock option plans is presented below:

                                                   Number                      Option Price
Options at March 31,                              of Shares                   Range per Share
- --------------------                              ---------                   ---------------
Outstanding
  1994                                            3,641,300                  $8.50 TO $33.875
  1993                                            3,699,230                  $8.50 to $23.125
Exercised
  1994                                              518,930                  $8.50 TO $18.313
  1993                                            1,262,414                  $5.30 to $18.375
Exercisable
  1994                                              849,002                  $8.50 TO $18.375
  1993                                              956,678                  $8.50 to $18.375
Available for grant
  1994                                              872,656
  1993                                            1,333,656


During fiscal 1994, options for 475,000 shares were granted and previously
granted options for 14,000 shares became available for reissue.   At March 31,
1994, the company had 4,513,956 common shares reserved for stock options.

The company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than fair market value at the date of the grant.

PREFERRED STOCK

The company is authorized to issue 5,000,000 shares of preferred stock, the terms of which shall be set by the Board of Directors.


(F)  INCOME TAXES

The provision for income taxes includes the following components:

                                                      For the Years Ended March 31,
                                                      -----------------------------
                                              1994               1993               1992
                                              ----               ----               ----
Current Provision
   Federal                                  $ 52,943         $ 22,429            $ 10,994
   State                                       4,668            4,747               4,263
                                            --------         --------            --------
                                              57,611           27,176              15,257
                                            --------         --------            --------

Deferred Provision (Benefit)
   Federal                                   (10,762)           2,581              (1,983)
   State                                       3,002              964              (1,979)
                                            --------         --------            --------
                                              (7,760)           3,545              (3,962)
                                            --------         --------            --------

Provision for Income Taxes                  $ 49,851         $ 30,721            $ 11,295
                                            ========         ========            ========


The effective tax rate is greater than the federal statutory rate of 35% in 1994 and less than the federal statutory rate of 34% in 1993 and 1992 due to the following items:

                                                                      For the Years Ended March 31,
                                                                      -----------------------------
                                                                   1994            1993            1992
                                                                   ----            ----            ----
Financial Income Before Taxes                                   $135,013         $91,759         $45,852
                                                                ========         =======         =======

Income Taxes at Statutory Rate                                  $ 47,254         $31,198         $15,590

Increases (Decreases) in Tax Resulting From -
   State Income Taxes, net                                         4,826           3,840           1,379
   Statutory Depletion in Excess of Cost                            (912)           (603)           (560)
   Tax Exempt Fund Assistance                                     (1,238)         (3,000)         (4,650)
   Other                                                             (79)           (714)           (464)
                                                                --------         -------         -------
Provision for Income Taxes                                      $ 49,851         $30,721         $11,295
                                                                ========         =======         =======
Effective Tax Rate                                                    37%             33%             25%


During fiscal year 1994, the "Revenue Reconciliation Act of 1993" was signed into law which, among other things, changed the federal statutory tax rate from 34% to 35%. In accordance with SFAS No. 109, "Accounting for Income Taxes," the tax effect of this new law was recognized by the company during the year. These changes had no material effect on the financial statements of the company.

Certain payments from the Fund are exempt from federal income taxes. These tax benefits have been reflected as a reduction of the income tax provision.

The deferred income tax provision (benefit) results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

                                                                      For the Years Ended March 31,
                                                                     ------------------------------
                                                                1994              1993              1992
                                                                ----              ----              ----
Installment Sale Reversals                                   $  (153)          $  (326)           $(1,469)
Net Operating Loss Utilization (Carryforward)                    247               918             (1,165)
Uniform Capitalization for Tax Reporting                        (777)             (580)              (605)
Completed Contract Reporting                                    (318)           (2,997)               (42)
Excess Tax Depreciation and Amortization                         444                88              2,878
Interest and Real Estate Taxes Expensed
  as Incurred                                                    430             2,988              2,149
Alternative Minimum Tax                                       11,012             3,985             (7,683)
Financial Accrual Changes and Other                          (18,645)             (531)             1,975
                                                             -------           -------            -------
                                                             $(7,760)          $ 3,545            $(3,962)
                                                             =======           =======            =======

Components of deferred income taxes are as follows:

                                                                       March 31,
                                                                       ---------
                                                              1994                    1993
                                                              ----                    ----
Deferred Tax Liabilities
  Excess Tax Depreciation and Amortization                    $ 37,977              $ 37,533
  Interest and Real Estate Taxes Expensed
    as Incurred                                                 26,698                26,459
  Financial Accruals                                              -                   17,333
  Consolidated Return Regulation Deferrals                       6,898                 6,767
  All Other                                                     11,163                 9,780
                                                               -------              --------

Total Deferred Tax Liabilities                                  82,736                97,872
                                                               -------              --------

Deferred Tax Assets
  Alternative Minimum Tax                                         (507)              (10,560)
  Uniform Capitalization for Tax Reporting                     (12,574)              (11,797)
  Financial Accruals                                           (16,143)                 -
  All Other                                                     (2,332)               (2,731)
                                                               -------              --------

Total Deferred Tax Assets                                      (31,556)              (25,088)
                                                               -------              --------

Net Deferred Tax Liability                                     $51,180              $ 72,784
                                                               =======              ========

(G)  CENTEX DEVELOPMENT COMPANY, L.P.

In March 1987, certain of the company's subsidiaries contributed to Centex Development Company, L.P. (CDC), a newly formed master limited partnership, properties with a historical cost basis (which approximated market value) of approximately $76 million. CDC was formed to enable stockholders to participate in long-term real estate development projects whose dynamics are inconsistent with Centex's traditional financial objectives.

In November 1987, the company distributed as a dividend to its stockholders securities relating to CDC. These securities included all of the issued and outstanding shares of common stock of 3333 Holding Corporation and warrants to purchase approximately 80% of the Class B units of limited partnership interest in CDC. A wholly-owned subsidiary of 3333 Holding Corporation serves as general partner of CDC. These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of the company until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B units automatically become detached in November 1997 unless extended by Centex's stockholders.

The partnership agreement provides that Centex, the Class A limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its unrecovered capital, defined as its initial capital contribution, adjusted for cash distributions representing return of the initial capital contribution. No payments were made in fiscal 1994, 1993 or 1992.

Supplementary condensed combined financial statements for the company, 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. are set forth below. For additional information on 3333 Holding Company and its subsidiary and Centex Development Company, L.P., see their separate financial statements and related footnotes included elsewhere in this annual report.

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS

                                                                                          March 31,
                                                                                          ---------
                                                                             1994                            1993
                                                                             ----                            ----
ASSETS
     Cash and Cash Equivalents                                           $   76,388                      $   27,317
     Marketable Securities                                                   78,241                         110,316
     Receivables                                                            930,428                         821,852
     Inventories                                                          1,223,753                       1,027,938
     Investments in Joint Ventures and
         Unconsolidated Subsidiaries                                         56,928                          50,277
     Property and Equipment, net                                            188,930                         177,610
     Government-Guaranteed S&L Assets                                        43,767                          82,823
     Other Assets and Deferred Charges                                       38,574                          36,246
                                                                         ----------                      ----------
                                                                         $2,637,009                      $2,334,379
                                                                         ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts Payable and Accrued
       Liabilities                                                       $  620,824                      $  529,381
     S&L Deposits and FHLB Borrowings                                       211,055                         204,140
     Short-term Debt                                                        837,734                         696,832
     Long-term Debt                                                         222,832                         223,988
     Deferred Income Taxes                                                   51,180                          72,784
     Negative Goodwill                                                       24,102                          28,102
     Stockholders' Equity                                                   669,282                         579,152
                                                                         ----------                      ----------
                                                                         $2,637,009                      $2,334,379
                                                                         ==========                      ==========


SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS


                                                                        For the Years Ended March 31,
                                                                        -----------------------------
                                                             1994                   1993                    1992
                                                             ----                   ----                    ----
     Revenues                                               $3,224,025             $2,501,691              $2,174,777

     Costs and Expenses                                      3,089,126              2,410,028               2,129,032
                                                            ----------             ----------              ----------

     Earnings Before Income Taxes                              134,899                 91,663                  45,745

     Income Taxes                                               49,851                 30,721                  11,295
                                                          ------------             ----------              ----------

     Net Earnings                                           $   85,048             $   60,942              $   34,450
                                                           ===========             ==========              ==========

(H)  BUSINESS SEGMENTS

The company operates in five business segments: Home Building, Mortgage Banking, Contracting and Construction Services, Construction Products and Savings and Loan.

Intersegment revenues are not material and are not shown in the following tables. Included with the Construction Products segment are Investments in Joint Ventures of $50.5, $46.9 and $44.0 million at March 31, 1994, 1993, and 1992, respectively, including their earnings before income taxes of $5.3, $4.5 and $2.2 million for 1994, 1993, and 1992, respectively. The remaining investments are included in the other segments. The investment in Centex Development Company, L.P. is included in the Home Building segment.

HOME BUILDING

Home Building operations involve the construction and sale of residential housing. These activities also include the purchase and development of land. The following table sets forth financial information relating to the Home Building operations.

                                                      For the Years Ended March 31,
                                                      -----------------------------
                                                      1994       1993        1992
                                                      ----       ----        ----
                                                        (Dollars in millions)
Revenues                                           $ 1,871.6   $1,431.3    $1,063.3
Cost of Sales & Expenses                             1,777.4    1,355.7     1,009.0
                                                   ---------   --------    --------
Operating Earnings                                 $    94.2   $   75.6    $   54.3
                                                   =========   ========    ========
Identifiable Assets                                $ 1,203.2   $  981.1    $  838.3
                                                   =========   ========    ========
Capital Expenditures                               $     9.3   $    2.1    $   2.0
                                                   =========   ========    ========
Depreciation and Amortization                      $     2.8   $    2.2    $   1.9
                                                   =========   ========    ========

Mortgage Banking

Mortgage Banking operations involve the financing of residential housing. These activities include mortgage origination and other related services on homes sold by subsidiaries and by others. The following table sets forth financial information relating to the Mortgage Banking operations.

                                                       For the Years Ended March 31,
                                                       -----------------------------
                                                      1994         1993         1992
                                                      ----         ----         ----
                                                         (Dollars in millions)
Revenues                                             $187.9      $129.7     $  74.6
Cost of Sales & Expenses                              116.9        81.9        55.1
                                                     ------      ------     -------
Operating Earnings                                   $ 71.0      $ 47.8     $  19.5
                                                     ======      ======     =======
Identifiable Assets                                  $685.6      $624.8     $ 598.1
                                                     ======      ======     =======
Capital Expenditures                                 $ 11.0      $  7.1     $   1.7
                                                     ======      ======     =======
Depreciation and Amortization                        $  3.6      $  1.5     $   1.0
                                                     ======      ======     =======

CONTRACTING AND CONSTRUCTION SERVICES

Contracting and Construction Services includes the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities, condominiums and educational institutions.

The following table sets forth financial information relating to the Contracting and Construction Services operation. As this segment generates significant levels of cash flow for use in the company's other segments, Intracompany Interest Income (credited at the prime rate in effect) is reflected in this segment. These amounts are eliminated in consolidation.

                                                  For the Years Ended March 31,
                                                  -----------------------------
                                                 1994        1993         1992
                                                 ----        ----         ----
                                                      (Dollars in millions)
Revenues                                        $966.6      $783.2       $865.0
Cost of Sales & Expenses                         971.1       787.3        861.3
                                                ------      ------       ------
Operating Earnings (Loss)                         (4.5)       (4.1)         3.7
Intracompany Interest Income                      13.8        14.0         16.5
                                                ------      ------       ------
Total                                           $  9.3      $  9.9       $ 20.2
                                                ======      ======       ======
Identifiable Assets *                           $178.9      $170.4       $175.2
                                                ======      ======       ======
Capital Expenditures                            $  2.8      $  1.8       $  2.4
                                                ======      ======       ======
Depreciation and Amortization                   $  3.0      $  2.8       $  2.9
                                                ======      ======       ======

* The "net assets" position of the Contracting and Construction Services segment provides significant cash flow because payables and accruals consistently exceed gross assets.

CONSTRUCTION PRODUCTS

Construction Products operations include the production, distribution and sale of cement, aggregates, readymix concrete and gypsum wallboard. Financial information relating to the Construction Products operation is summarized below:

                                                              For the Years Ended March 31,
                                                              -----------------------------
                                                                 (Dollars in millions)
                                           1994                          1993                            1992
                                           ----                          ----                            ----
                              Cement     Gypsum    Total      Cement    Gypsum    Total       Cement    Gypsum     Total
                              ------     ------    -----      ------    ------    -----       ------    ------    -------
Revenues                      $140.1     $ 32.8    $172.9     $119.8    $ 21.4     $141.2     $118.2    $ 17.5     $135.7
Cost of Sales & Expenses       123.6       32.7     156.3      110.6      26.0      136.6      110.7      23.9      134.6
                              ------     ------    ------     ------    ------     ------     ------    ------     ------

Operating Earnings
  (Loss)                      $ 16.5    $   0.1    $ 16.6     $  9.2    $ (4.6)    $  4.6     $  7.5    $ (6.4)    $  1.1
                              ======    =======    ======     ======    ======     ======     ======    ======     ======
Identifiable Assets           $182.8    $  70.5    $253.3     $181.4    $ 68.3     $249.7     $180.7    $ 67.5     $248.2
                              ======    =======    ======     ======    ======     ======     ======    ======     ======
Capital Expenditures          $  5.7    $   1.5    $  7.2     $  3.3    $  1.5     $  4.8     $ 12.7    $  1.3     $ 14.0
                              ======    =======    ======     ======    ======     ======     ======    ======     ======
Depreciation,
  Depletion and
  Amortization                $  8.7    $   2.9    $11.6      $  9.0    $  2.9     $ 11.9     $  8.9    $  2.8     $ 11.7
                              ======    =======    ======     ======    ======     ======     ======    ======     ======



SAVINGS AND LOAN

The Savings and Loan segment includes the operations of CTX Holding Company and its subsidiary, Texas Trust Savings Bank, FSB (see Note B). The following table sets forth financial information relating to the Savings and Loan operations.

                                                                            For the Years Ended March 31,
                                                                            -----------------------------
                                                                              1994       1993      1992
                                                                             ------     ------    ------
                                                                                (Dollars in millions)
Interest, Fund Assistance, Other Income and
 Negative Goodwill Amortization                                             $   18.9   $  20.3    $  29.6
Interest and Other Expenses                                                    (16.3)    (17.3)     (27.5)
                                                                            --------   -------    -------
Operating Earnings                                                          $    2.6   $   3.0    $   2.1
                                                                            ========   =======    =======
Identifiable Assets                                                         $  238.0   $ 216.7    $ 458.4
                                                                            ========   =======    =======
Capital Expenditures                                                        $    2.3   $   0.5    $   -
                                                                            ========   =======    =======
Depreciation and Amortization, including Negative Goodwill                  $   (2.2)  $  (3.1)   $  (3.0)
                                                                            ========   =======    =======

CORPORATE

Corporate general and administrative expenses represent salaries and other costs not identifiable with a specific segment. Corporate assets are primarily cash and cash equivalents, receivables and other assets not associated with a business segment. The following table summarizes financial information relating to the Corporate segment.

                                                                            For the Years Ended March 31
                                                                            ----------------------------
                                                                             1994       1993      1992
                                                                            ------     ------    ------
                                                                               (Dollars in millions)

Corporate General and Administrative Expenses                               $ 15.2     $ 13.1    $ 12.8
                                                                            ======     ======    ======
Identifiable Assets                                                         $ 21.3     $ 29.3    $ 29.3
                                                                            ======     ======    ======
Capital Expenditures                                                        $  0.1     $  0.2    $  0.7
                                                                            ======     ======    ======
Depreciation and Amortization                                               $  0.8     $  1.0    $  1.0
                                                                            ======     ======    ======


(I)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary, estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange.

All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. No disclosure of the intangible relationship value of Texas Trust's customer deposits is required by Statement No. 107, nor has the company estimated that value. There is no material difference between the recorded amount and the estimated fair value of CTX Mortgage or Texas Trust's off-balance-sheet unfunded loan commitments. These are generally priced at market at the time of funding. For Texas Trust's loans and deposits with floating interest rates, the estimated fair values generally approximate the carrying values. The consolidated carrying values of Cash and Cash Equivalents, Other Receivables, Accounts Payable and Accrued Liabilities and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

                                                              March 31,
                                                              ---------
                                             1994                                   1993
                                             ----                                   ----
                                    Carrying       Fair                  Carrying             Fair
                                      Value        Value                   Value              Value
                                      -----        -----                   -----              -----
  Financial Assets
   Marketable Securities            $  78,241   $ 78,241 (a)              $110,316          $110,821 (a)

   Residential Mortgage
     Loans                          $ 677,641   $677,052 (a)              $591,328          $595,103 (a)

   Government-Guaranteed
     S&L Receivables                $  19,030   $ 19,030 (b)              $ 13,579          $ 14,138 (b)


Financial Liabilities
   S&L Deposits and FHLB
     Borrowings                     $ 211,055   $210,930 (b)              $204,140          $205,772 (b)

   Long-term Debt                   $ 222,832   $234,618 (b)              $223,988          $241,632 (b)


(a)   Fair values are based on quoted market prices for similar instruments.
(b) Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(J)  COMMITMENTS AND CONTINGENCIES

In order to assure the future availability of land for home building, the company has made deposits totaling $8.0 million as of March 31, 1994 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $300 million. These options expire at various dates to 1997. The company has also committed to purchase land and developed lots totaling approximately $107 million. In addition, the company has executed lot purchase contracts with CDC (see Note G) which aggregate approximately $9.9 million.

The company is contingently liable at March 31, 1994 on $3.8 million of long-term debt of joint ventures which represents the company's share of mortgages on plant facilities and land. In addition, a Centex subsidiary has guaranteed repayment of a $2.1 million bank loan to CDC.

Management believes that none of the litigation matters in which it or any subsidiary is involved, if determined unfavorable to Centex or any subsidiary, would have a material adverse effect on the consolidated financial condition or results of operations of the company.

The company has certain deductible limits under its workers' compensation and automobile and general liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims.

(K) SUBSEQUENT EVENT

In April 1994 the company's construction products subsidiary, Centex Construction Products, Inc. (CXP), completed the sale of 11.73 million shares (51%) of its common stock in an initial public offering. CXP is comprised of Centex's cement, concrete, aggregate and gypsum wallboard operations, including CXP's 50% joint venture interests in its Texas and Illinois cement plants. Centex retains a 49% ownership in CXP.

In connection with CXP's initial public offering, Centex received a dividend and other payments from CXP of $186.5 million, which was used by Centex to reduce outstanding indebtedness. CXP used the proceeds from the offering, together with borrowings under a credit facility, to repay the debt incurred under a bridge loan to fund the dividend and other payments to Centex. As a result of the sale of CXP stock, the company no longer holds a majority interest in CXP and will account for its investment in CXP on the equity method in subsequent periods.

The following pro forma statement of consolidated earnings for the fiscal year ended March 31, 1994, assumes the above-mentioned transactions occurred as of the beginning of the fiscal year. Pro forma adjustments include (i) the elimination of CXP fiscal 1994 operating results, (ii) the addition of Centex's 49% portion of CXP earnings, (iii) the reduction of interest expense due to the dividend and other payments being used to decrease short-term debt, and (iv) the related tax effect of the above adjustments. The pro forma statement of earnings does not reflect adjustments for the $37.5 million non-recurring after-tax gain on the sale of the stock, which will be recorded in the quarter ending June 30, 1994.

PRO FORMA STATEMENT OF CONSOLIDATED EARNINGS

                                                                        As             Pro Forma
                                                                     Reported         (Unaudited)
                                                                     ---------        -----------
REVENUES
   Home Building                                                    $1,871,627         $1,871,627
   Mortgage Banking                                                    187,870            187,870
   Contracting and Construction Services                               966,562            966,562
   Construction Products/49% of CXP Earnings                           172,900              8,147
   Savings and Loan                                                     15,523             15,523
                                                                    ----------         ----------
                                                                    $3,214,482         $3,049,729
                                                                    ----------         ----------

COSTS AND EXPENSES
   Home Building                                                    $1,777,449         $1,777,449
   Mortgage Banking                                                    116,885            116,885
   Contracting and Construction Services                               971,062            971,062
   Construction Products                                               156,274               -
   Savings and Loan                                                     12,958             12,958
   Corporate General and Administrative                                 15,158             15,158
   Interest                                                             29,683             22,681
                                                                    ----------         ----------
                                                                    $3,079,469         $2,916,193
                                                                    ----------         ----------

INCOME BEFORE INCOME TAXES                                             135,013            133,536

   Income Taxes                                                         49,851             49,568
                                                                    ----------         ----------

NET INCOME                                                          $   85,162         $   83,968
                                                                    ==========         ==========

EARNINGS PER SHARE *                                                $     2.60         $     2.56
                                                                    ==========         ==========

* Based on the weighted average number of common and common equivalent shares outstanding of 32,789,852.

The following pro forma consolidated balance sheets give effect to (i) the elimination of CXP's assets and liabilities as if the initial public offering had occurred as of March 31, 1994 and (ii) the use of the dividend and other payments to reduce short-term debt.

PRO FORMA CONSOLIDATED BALANCE SHEETS


                                                              Centex Corporation and
                                                                   Subsidiaries                   Centex Corporation
                                                              ----------------------              ------------------
                                                                 As        Pro Forma               As           Pro Forma
                                                              Reported     (unaudited)          Reported       (unaudited)
                                                              --------     -----------          --------       -----------
ASSETS
Cash and Cash Equivalents                                   $   76,287     $   74,995           $   13,284    $   11,992
Marketable Securities                                           78,241         78,241                 -             -
Receivables                                                    929,172        902,623              226,674       200,125
Inventories                                                  1,097,457      1,074,638            1,097,457     1,074,638
Investments                                                    127,928        156,895              133,191       162,158
Property and Equipment, net                                    188,930         42,273              169,234        22,577
Government-Guaranteed S&L Assets                                43,767         43,767                 -             -
Other Assets and Deferred Charges                               38,574         33,098               22,101        16,625
                                                            ----------     ----------           ----------    ----------
                                                            $2,580,356     $2,406,530           $1,661,941    $1,488,115
                                                            ==========     ==========           ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities                    $  618,943     $  610,829           $  504,622    $  496,508
S&L Deposits and FHLB Borrowings                               211,055        211,055                 -             -
Short-term Debt                                                783,585        597,085              206,638        20,138
Long-term Debt                                                 222,832        222,217              222,832       222,217
Deferred Income Taxes                                           51,180         35,088               35,088        18,996
Negative Goodwill                                               24,102         24,102               24,102        24,102
Stockholders' Equity                                           668,659        706,154*             668,659       706,154*
                                                            ----------     ----------           ----------    ----------
                                                            $2,580,356     $2,406,530           $1,661,941    $1,488,115
                                                            ==========     ==========           ==========    ==========



*Reflects the $37.5 million non-recurring after-tax gain related to the CXP initial public offering.

Centex Corporation and Subsidiaries
QUARTERLY RESULTS (UNAUDITED)

                                                                            March 31,
                                                                            ---------
                                                                    1994                  1993
                                                                    ----                  ----
                                                                      (Dollars in thousands,
                                                                      except per share data)
First Quarter
    Revenues                                                      $ 698,249            $ 558,258
    Earnings Before Income Taxes                                  $  26,707            $  14,573
    Net Earnings                                                  $  17,006            $  10,002
    Earnings Per Share                                            $     .52            $     .32


Second Quarter
    Revenues                                                      $ 813,492            $ 644,799
    Earnings Before Income Taxes                                  $  38,001            $  27,418
    Net Earnings                                                  $  22,846            $  18,104
    Earnings Per Share                                            $     .70            $     .57


Third Quarter
    Revenues                                                      $ 833,253            $ 648,658
    Earnings Before Income Taxes                                  $  36,682            $  26,697
    Net Earnings                                                  $  23,586            $  17,645
    Earnings Per Share                                            $     .72            $     .55


Fourth Quarter
    Revenues                                                      $ 869,488            $ 650,977
    Earnings Before Income Taxes                                  $  33,623            $  23,071
    Net Earnings                                                  $  21,724            $  15,287
    Earnings Per Share                                            $     .66            $     .47

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Stockholders and Board of Directors of Centex Corporation:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Centex Corporation (a Nevada corporation) and subsidiaries included in Centex Corporation and subsidiaries' annual report to the stockholders included in this Form 10-K, and have issued our report thereon dated May 11, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The consolidated supporting schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These consolidated supporting schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                 ARTHUR ANDERSEN & CO.


Dallas, Texas,
  May 11, 1994

                      CENTEX CORPORATION AND SUBSIDIARIES

           SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS
                                MARCH 31, 1994
                            (Amounts in thousands)

                                                                                                   Amount At Which
                                    No. Of Shares                                Market             Carried In The
       Description                    Or Units            Cost                   Value              Balance Sheet
       -----------                  -------------         ----                   ------            ---------------
 U.S. Treasury Notes                   33,000           $ 34,320                $ 33,899               $ 33,899
 Other Securities (A)                  45,357           $ 45,244                $ 44,342                 44,342
                                                                                                       --------
                                                                                                       $ 78,241
                                                                                                       ========

     (A) Securities of any one individual issuer did not exceed two percent of total assets of the Company.

                      CENTEX CORPORATION AND SUBSIDIARIES

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                             (Dollars in thousands)

                                                                               Deductions
                                              Balance                          -----------               Balance
                                                 At                                        Amounts       At End
                                             Beginning                     Amounts         Written         Of
                                             Of Period     Additions      Collected          Off         Period
                                             ---------     ---------      ---------        -------       -------
                    1994
                    ----
 (A) Laurence E. Hirsch  . . . . . . . .     $ 1,000      $      --        $  --        $     --        $  1,000
 (B) David W. Quinn  . . . . . . . . . .     $   125      $      --        $ 125        $     --        $     --
 (C) Bob L. Moss . . . . . . . . . . . .     $   150      $      --        $  50        $     --        $    100

                    1993
                    ----
 (A) Laurence E. Hirsch  . . . . . . . .     $ 1,000      $      --        $  --        $     --        $  1,000
 (B) David W. Quinn  . . . . . . . . . .     $   250      $      --        $ 125        $     --        $    125
 (C) Bob L. Moss . . . . . . . . . . . .     $   200      $      --        $  50        $     --        $    150
 (D) Bruce Lady  . . . . . . . . . . . .     $   195      $      --        $ 195        $     --        $     --

                    1992
                    ----
 (A) Laurence E. Hirsch  . . . . . . . .     $ 1,000      $      --        $  --        $     --        $  1,000
 (B) David W. Quinn  . . . . . . . . . .     $   250      $      --        $  --        $     --        $    250
 (C) Bob L. Moss . . . . . . . . . . . .     $   200      $      --        $  --        $     --        $    200
 (D) Bruce Lady  . . . . . . . . . . . .     $   197      $      --        $   2        $     --        $    195

  NOTES:     (A)  This represents a real estate lien note secured by Mr.
                  Hirsch's Dallas, Texas residence and is due in March 1995.
                  This loan, which was made in September 1985 in connection with Centex's employment of Mr. Hirsch, is for the principal amount of $1,000,000, of which $700,000 is non-interest bearing and $300,000 bears interest at 10% (12% through September 1990).

             (B) This represents a real estate lien note secured by Mr. Quinn's residence which bears interest at 10% and was due on January 30, 1996. In June 1993, Mr. Quinn repaid to Centex the full amount of all outstanding principal and interest owed on such loan.

             (C) This represents two non-interest bearing real estate lien notes which are secured by Mr. Moss' residence. Principal is due in four annual installments of $50,000 beginning August 8,1992 and continuing through August 8, 1995. Interest is to accrue and be paid annually on August 8 only on matured, unpaid principal and all interest and unpaid principal is due and payable August 8, 1995.

             (D) This represented a real estate lien note secured by Mr. Lady's residence with an annualized interest rate of 10%. Principal and interest were due in monthly installments through August 1, 2019. The note was repaid in fiscal year 1993.

  The above notes receivable are included in the consolidated balance sheet caption "trade receivables" or "notes receivable". In addition, the Company from time to time extends loans to its personnel in connection with relocations in accordance with established policies.

                      CENTEX CORPORATION AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                             (Dollars in thousands)

                                                            Weighted                                      Weighted
                                                             Average        Maximum        Average        Average
                                                            Interest        Amount          Amount        Interest
                                              Balance        Rate At      Outstanding     Outstanding    Rate During
         Category Of Aggregate                 At End        End Of       During The      During The        The
         Short-term Borrowings               Of Period       Period         Period          Period         Period
         ---------------------            --------------   -----------  --------------   ------------   -----------
                                                                                             (A)              (B)
                  1994
                  ----
 Banks . . . . . . . . . . . . . . . .      $310,000          3.7%     $  584,397         $ 414,969           3.6%
 Commercial Paper  . . . . . . . . . .       122,000          3.8%     $  177,000         $ 118,686           3.4%
 Other Financial Institutions  . . . .       351,585          4.3%     $  577,571         $ 350,444           3.8%
                                            --------
                                            $783,585
                                            ========
                  1993
                  ----
 Banks . . . . . . . . . . . . . . . .      $391,500          4.5%     $  818,300         $ 445,205           4.3%
 Commercial Paper  . . . . . . . . . .        58,500          3.4%     $  215,000         $ 173,925           3.9%
 Other Financial Institutions  . . . .       187,570          3.8%     $  563,476         $ 128,444           4.1%
                                            --------
                                            $637,570
                                            ========
                  1992
                  ----
 Banks . . . . . . . . . . . . . . . .      $579,014          4.9%     $  579,014         $ 269,154           5.5%
 Commercial Paper  . . . . . . . . . .        20,000          4.6%     $  217,838         $ 141,385           5.7%
 Other Financial Institutions  . . . .       201,195          4.2%     $  201,195         $  16,766           4.2%
                                            --------
                                            $800,209
                                            ========




(A) The average amount outstanding during the period is derived by dividing the aggregate of principal balances by the number of months in each year.

(B) The weighted average interest rate during the period is derived by dividing the sum of calculated interest expense by the average principal outstanding.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CENTEX CORPORATION
                                              ------------------
                                                 Registrant


 June 28, 1994                     By:      /s/ LAURENCE E. HIRSCH
                                       -----------------------------------
                                       Laurence E. Hirsch, Chairman of the
                                           Board and Chief Executive
                                                   Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


 June 28, 1994                              /s/ LAURENCE E. HIRSCH
                                            ----------------------
                                       Laurence E. Hirsch, Chairman of the
                                           Board and Chief Executive
                                                   Officer
                                         (principal executive officer)



 June 28, 1994                               /s/ DAVID W. QUINN
                                             ------------------
                                         David W. Quinn, Executive Vice
                                          President and Chief Financial
                                                   Officer
                                         (principal financial officer)


 June 28, 1994                             /s/ MICHAEL S. ALBRIGHT
                                           -----------------------
                                      Michael S. Albright, Vice President --
                                             Finance and Controller
                                         (principal accounting officer)



                     Directors:     Alan B. Coleman, Dan W. Cook III,  Frank
                                    M. Crossen, William J Gillilan III,
                                    Laurence E.  Hirsch, Clint W. Murchison,
                                    III, Charles H.  Pistor, David W.  Quinn,
                                    Paul R. Seegers, Paul T. Stoffel


 June 28, 1994                     By:      /s/ LAURENCE E. HIRSCH
                                            ----------------------
                                       Laurence E. Hirsch, Individually and
                                               as Attorney-in-Fact*

 ---------------

       *Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                    PART B.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


PREFATORY STATEMENT

   PART B of this Report includes information relating to 3333 Holding Corporation ("Holding"), file No. 1-9624, and subsidiary, and Centex Development Company, L.P. ("CDC" or the "Partnership"), file No. 1-9625. See the Joint Explanatory Statement on page 2 of this Report. References to Holding in this Report shall include references to its subsidiary, 3333 Development Corporation, a Nevada corporation and the sole general partner of CDC ("Development"), unless the context otherwise requires. Because CDC is a separate reporting entity under the Exchange Act, the information required by Form 10-K is separately included even though CDC may be deemed a "subsidiary" of Holding under the rules and regulations of the Securities and Exchange Commission (the "Commission") promulgated pursuant to the Exchange Act. Accordingly, information provided with respect to CDC should be deemed provided with respect to Holding to the extent appropriate. Information relating to both Holding and CDC is included herein as a single disclosure where applicable or appropriate; all other information is set forth separately. Reference is made to PART A of this Report for information relating separately to Centex Corporation and its subsidiaries ("Centex").

                                     PART I

ITEM 1. BUSINESS

   (a) Holding

   Holding is a Nevada corporation incorporated on May 5, 1987. Its executive offices are located at 3333 Lee Parkway, Suite 500, Dallas, Texas 75219; telephone (214) 559-6700.

   Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of CDC, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and CDC (the "Holding/CDC Combining Financial Statements") included on page 67 of this Report. Holding operates in a single industry segment.

   The principal liability of Holding is a $7,700,000 note payable to Centex which had an unpaid balance of $7,600,000 at March 31, 1994 (the "Holding Note"). See "Item 13. Certain Relationships and Related Transactions". Presently, Holding is not engaged in any business other than its ownership and control of Development. The Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the "Partnership Agreement"), which governs the operations of CDC, provides that neither Holding nor Development shall be permitted, prior to Payout (as defined in the Partnership Agreement)("Payout") and repayment of the Holding Note, to own business interests or to engage in business activities other than those relating to CDC. Were Holding to engage in any other business activities the Partnership Agreement would need to be amended to provide for the same.

   (b)  CDC

                        GENERAL DEVELOPMENT OF BUSINESS

   CDC is a Delaware limited partnership formed in March 1987 to enable Centex Stockholders to participate in long term real estate development projects whose dynamics are inconsistent with Centex's traditional financial objectives and is presently governed by the Partnership Agreement. Development, a wholly owned subsidiary of Holding, is the sole general partner of CDC. CDC's executive offices are located at 3333 Lee Parkway, Suite 500, Dallas, Texas 75219; telephone (214) 559-6700.

   Six subsidiaries of Centex (the "Original Limited Partners") contributed certain real estate with an approximate market value of $75.9 million (the "Original Properties") to CDC in exchange for an aggregate of 1,000 Class A Units of limited partnership interest in CDC (the "Class A Units"). See "Item 2. Properties". The Class A Units were originally issued to Centex Land Company ("CLC") (244 units), Centex Homes of New Jersey, Inc. ("CHNJ") (220 units), Centex Homes Corporation ("CHC") (71 units), Fox & Jacobs, Inc. ("F&J") (400 units), Great Lakes Development Co., Inc. ("GLD") (31 units) and 111 E. Chestnut Corp. ("111 Chestnut") (34 units). Dividends consisting of Class A partnership units were made to Centex Real Estate Corporation ("CREC") by certain of its subsidiaries, as follows: CHC, 71 units on March 31, 1987; F&J, 400 units on March 31, 1987; GLD, 31 units on April 30, 1988; and CLC, 244 units on December 2, 1988. On December 15, 1988, CREC received 34 units from 111 Chestnut in consideration for the assumption by CREC of debt in the amount of $2,570,000. On December 31, 1989 CREC bought 220 units from Centex Development Management Company (formerly known as CHNJ) in exchange for the assumption of debt amounting to $16,710,000. See "Item 12. Security Ownership of Certain Beneficial Owners and Management". Prior to their contribution to CDC, the Original Properties were each separately owned or controlled and managed by the Original Limited Partners. The Original Properties are now owned by or for the benefit of CDC. Under the Partnership Agreement, the holder of the Class A Units, presently CREC, a wholly owned subsidiary of Centex, is entitled to a 9% preferred return (the "Preferred Return") on its unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 70-71 of this Report. In addition to the Original Properties, the Partnership has additional properties which it has acquired ("Additional Properties"). The Additional Properties were purchased from third parties at negotiated prices or from affiliates for the affiliate's cost basis which approximated market value. To fund the purchase of the Additional Properties, the Partnership borrowed funds from unrelated financial institutions and CREC. Information concerning the debt incurred by CDC is included in Note (E) of the Notes to the Holding/CDC Combining Financial Statements included on pages 69-70 of this Report.

                       NARRATIVE DESCRIPTION OF BUSINESS

   The purpose of CDC, as stated in the Partnership Agreement, is (a) to engage in all aspects of the real estate business, including investing in, acquiring, owning, holding a leasehold interest in, managing, maintaining, developing, operating, leasing, improving, selling, exchanging and otherwise disposing of the Original Properties and any other properties acquired by CDC, with all such activities related to the Original Properties to be conducted pursuant to the Plan for Original Properties (which is an exhibit to the Partnership Agreement) (the "Plan"), (b) in connection therewith, to exercise all of the rights and powers conferred on CDC by the Partnership Agreement, and (c) to enter into any lawful transaction and engage in any lawful activities in furtherance of such purposes. CDC will hold for investment and development purposes the Original Properties, which predominantly consist of unimproved land and, to a lesser extent, improved properties. CDC may invest in or acquire additional properties of any kind and may dispose of or develop any or all of the Original Properties or any other properties acquired (subject to the Plan).

   Pursuant to management agreements with CDC, Centex subsidiaries provide property management and development assistance and expertise to CDC in respect of the properties under CDC's control, including seeking zoning changes and special use permits, negotiating utility agreements, and securing necessary rights of way and access on behalf of CDC, and will, consistent with the Plan, develop and/or contract for the sale and sell on behalf of CDC some or all of such properties in exchange for compensation for its efforts to enhance the value of the properties owned or controlled by CDC. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement".

   Although subsidiaries of Centex also engage generally in the real estate business, such subsidiaries typically acquire land that is already zoned for one purpose, usually home development. These entities generally develop such land over a relatively short time period and build and sell homes to individual purchasers. Unlike such subsidiaries, CDC intends principally to invest in larger tracts of undeveloped land, which land may be zoned for different types of development or which may not be zoned for any particular development. CDC anticipates holding such tracts for a longer period of time than Centex's subsidiaries might otherwise have held such real estate because of the broader range of development activities and with the anticipation that such land will increase in value as a result of preparing such tracts for development and subdivision into multiple parcels and/or uses, as appropriate for the particular tract. In the course of holding such real property, CDC may sell a portion of any particular tract and retain the remainder for eventual development or sale. CDC may develop such properties alone or in conjunction with others, including Centex subsidiaries. Any newly-acquired properties may be wholly owned, or may consist of interests in joint ventures with other persons or entities, including Centex and its affiliates, and any properties to be sold or developed may be acquired by Centex or any of its affiliates. However, Centex and its affiliates continue to conduct many facets of real estate development and, for this reason, may be in competition with CDC in certain activities and projects. See "Competition and Regulation" below in this Item 1.

   Although the real estate interests held by CDC from time to time will normally be held for the purpose of maximizing values through the development process, some portion of CDC's portfolio may consist of income producing properties, and in order to meet CDC's cash flow needs, certain parcels may be sold prior to the time that they may otherwise have been sold or developed. Increases in real estate values may occur from development of raw land or general increases in the value of such real estate caused by factors external to CDC.

   The Partnership had a backlog of land sales of approximately $11 million as of March 31, 1994, and $3 million as of March 31, 1993. The ultimate sales prices may vary due to contractual clauses that adjust the price depending upon the closing date.

   The Plan prescribes in general terms the manner by which CDC will conduct its activities in respect of the Original Properties. The Plan sets forth certain guidelines regarding sales and maintenance of the Original Properties and zoning considerations, and places restrictions on these and other types of activities, including, without the consent of the Original Limited Partner that contributed such Original Property, the sale of any Original Property at a price that is less than the value at which such Original Property was contributed to CDC plus the portion of the unpaid Preferred Return related thereto. CDC also continues to analyze the present zoning for certain of the Original Properties with a view to determining the highest and best use to which the tracts may be made and, if appropriate, seeking zoning changes for such uses. If zoning changes are obtained, CDC will have to decide whether to further develop these properties or to seek the sale of all or a portion thereof. If not developed sooner, the Plan provides that CDC will generally endeavor to sell the Original Properties over time for the best price available, taking into account the condition of the marketplace and CDC's cash flow requirements. See "Item 2. Properties".

   Except as otherwise provided in the Plan, CDC is not limited by any provision of the Partnership Agreement, any Operating Partnership Agreement (as herein defined) or otherwise with regard to the types of real estate or other investments it may make, the percentage of its assets that it may invest in any one type of real estate or other investment, the percentage of securities of any one issuer or interest in any joint venture or partnership that it may acquire, or the geographic areas in which it may make investments. CDC is not a real estate investment trust, and therefore CDC's activities will not be subject to the restrictions on its activities imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

   CDC anticipates that it will incur additional indebtedness or issue additional equity interests to the extent that Development, as CDC's general partner, deems it appropriate to finance operations, acquisitions of additional properties, development or construction. Such indebtedness will generally be in the form of temporary or term loans from banks, institutional investors or other lenders, and, subject to the Plan, may be secured by certain mortgages on any one or more of CDC's properties. Further, Development has the authority under the Partnership Agreement to issue debt securities of CDC; provided, that if Development proposes to take any of these actions prior to Payout, such action shall require the consent of a majority in interest (as defined) of the limited partners. Centex and its affiliates may lend additional money to or subscribe for additional interests in CDC from time to time; however, Centex is not obligated to make any such loans or to provide additional capital to CDC.

   The Articles of Incorporation of Holding contain provisions that may affect certain business combinations with, and sales of assets and issuances of securities of CDC, to certain persons at any time when a subsidiary of Holding, such as Development, acts as general partner of CDC. However, it is not believed that such restrictions or pledge will negatively affect the ability of CDC to undertake its activities, to incur additional indebtedness or to issue additional securities as and when deemed necessary.

   For regulatory and administrative purposes, CDC may conduct many of its operations or own or manage certain assets through one or more Operating Partnerships ("Operating Partnerships") in which CDC will hold a 99% interest as the sole limited partner and Development will hold a 1% interest as the sole general partner. To date, CDC has not determined that it is necessary or appropriate to establish any Operating Partnerships.


                           COMPETITION AND REGULATION

   Within the geographical areas where the remaining Original Properties and the Additional Properties are located, CDC is subject to substantial competition from other owners of similarly-situated or developed properties who wish to sell or develop their properties, many of whom may hold or be in the process of developing more parcels than CDC or may have greater financial resources and longer operating histories than CDC. CDC will also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates, and institutional investors and developers, seeking similar investments.

   The failure of many financial institutions and seizure of assets by agencies of the federal government has created an oversupply of inventory in various markets. The terms under which the Resolution Trust Corporation (the "RTC") (depository for the seized assets) ultimately disposes of these assets may have a significant effect on these markets.

   The economic recession in California and the overbuilding of commercial properties in California and Texas, where certain of CDC's properties are located, may limit CDC's ability to sell these properties at favorable prices or may make current development of such properties by CDC inadvisable. CDC's mixed-use properties located in California and, to a lesser extent, Texas are believed to be most affected by the present economic environment. However, certain of CDC's properties are located in geographical areas where there is moderate to good demand for land suitable for development, including Florida, Illinois and New Jersey. Except for the Forster Ranch property located in San Clemente, California, CDC believes that it is well situated to weather the current adverse economic environment in those geographical areas affected and to take advantage of the long-term economic outlook for the areas where its properties are located. See "Properties--(b) CDC--California Properties" on pages 52-53 of this Report.

   Ownership and development of each of CDC's properties is subject to licensing and regulation by zoning, land use, environmental, health, sanitation and other agencies in the state and/or municipality in which the property is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development or sale of any of such properties. In addition, certain of the Original Properties and the Additional Properties may be subject to zoning limitations that may not permit development of such properties for their highest and best use. The ability of CDC to obtain favorable zoning changes may affect the ultimate value of such properties to CDC or to a third-party purchaser.


ITEM 2. PROPERTIES

   (a) Holding

   Due to the nature of its business, Holding does not own or hold for investment any real or personal properties other than cash, receivables and other similar assets, and the securities relating to its subsidiary, Development.


   (b) CDC

   The Original Properties transferred to CDC by the Original Limited Partners and the Additional Properties consist of properties located in Illinois, Texas, New Jersey, Florida, California and Puerto Rico. Such properties predominantly consist of undeveloped sites zoned for light manufacturing, agricultural, general retail, office, research and development, single- and multi-family uses and resort property purposes.

   The description set forth below of the remaining Original Properties and the Additional Properties owned by CDC at March 31, 1994 includes the present zoning therefor. Also, in those cases where CDC is considering seeking a change in zoning, an alternate zoning classification is set forth.

   Illinois Properties:

         Fox Hills Lots--Originally 100 acres in Cook County, Illinois fronting 131st Street that have been subdivided into 118 residential lots. These lots are located adjacent to an existing development of single-family detached housing. CDC has installed residential improvements such as streets, street signs, water, sanitary sewer and energy lines and other typical pre- construction subdivision improvements. CDC still owned 20 of these lots at March 31, 1994.

         Bolingbrook Commercial--Two non-contiguous tracts totaling 33.92 acres in Bolingbrook located at the intersection of Interstate 55 and State highway 355. This acreage is zoned for commercial use.

     Texas Properties:

         Colony South Planning Unit--located in suburban Dallas in the cities of The Colony (519.87 acres) and Lewisville (151.95 acres). The Lewisville acreage is zoned light industrial. The acreage in The Colony is zoned office (26.84 acres), general retail (21.70 acres), business park (350.04 acres), residential (119.22 acres) and open space (2.07 acres). CREC acquired 113 residential lots in March 1994.

         Bryan Place--located in Dallas just east of downtown and Central Expressway. This property is comprised of 28 parcels zoned industrial and office ranging from approximately 2,000 square feet to 80,000 square feet. The total area of the property is approximately 622,000 square feet.

         Carrollton Property--30,028 square foot office building and five fabrication-warehouse buildings containing a total of 95,178 square feet on 17.413 paved acres, zoned industrial, with a rail spur located in Carrollton, a suburb of Dallas; however, the buildings do not necessarily add value to the property.

         New Braunfels Acreage--398 acres of unzoned, wooded land on FM 306 and Hoffman Lane near the north city limits of New Braunfels. CDC may seek to have this tract zoned for a mixed use planned development, including residential, commercial and retail uses.

         Fate Lots and Acreage--18 developed single-family residential detached lots on Pecan and Ellis Streets and 7.152 cleared acres, to be zoned prior to development, on State Highway 66 located in or near Fate, a community located east of Dallas.

     New Jersey Property:

         East Windsor--a 600 acre parcel with four separate residential tracts, 13 farm parcels and 100 acres of office industrial zoned property in East Windsor, a township located in the vicinity of Princeton. The residential tracts have final plan approval for a total of 75 half-acre lots, 174 quarter-acre lots and preliminary plan approval for 426 multi-family units. The farm parcels vary in size from 11 to 35 acres and total 313 acres. Two of the quarter-acre lots have been sold to CREC, which has a contract for the remaining 172.

     Puerto Rico Property:

         116.5 acres of land (approximately 6 acres zoned commercial and the remainder zoned residential) in Canovanas and Rio Grande, Puerto Rico.

         In most cases, CDC has acquired record title to the Original Properties. However, CDC has acquired only beneficial title rather than record title to the New Jersey and Puerto Rico properties. Pursuant to agreements dated as of March 31, 1987 among CDC and the entities holding record title, the parties agreed that CDC shall have all of the benefits and burdens of ownership of such properties. Upon the direction of CDC, title to such properties will be conveyed to CDC or its designee or transferee.


         The descriptions set forth below of the Additional Properties owned by CDC at March 31, 1994 include present zoning therefor. Also, in cases where CDC is considering seeking a change in zoning, an alternate zoning classification is set forth.

     California Properties:

         Forster Ranch--This property was purchased on March 31, 1989 and originally included 1,077 acres primarily zoned agricultural. The Partnership's Development Agreement with the City of San Clemente allows a series of residential villages containing a total of approximately 2,200 lots and 78 acres of mixed use property. As of March 31, 1994, 580 of these lots had been sold to CREC and 21 acres of mixed use property had been sold to other entities. The Partnership has entered an agreement with the holder of the Forster Ranch non-recourse notes that may result in the transfer of the underlying real estate to them in satisfaction of the debt, a portion of which is past due.

         Sonora Shopping Center--In March of 1992, the Partnership acquired
     9.45 acres of commercial property that it developed into a 116,000 square foot shopping center in Sonora, California. As of March 31, 1994, all of this property had been sold except for a half-acre restaurant site which sold in June 1994.

     Florida Property:

         Deerfield--This property, located in Orlando, Florida, was originally purchased by CREC for the account of CDC. CDC purchased the property from CREC at its cost utilizing bank financing. This 345 acre parcel included 994 residential lots, a 10 acre church site, a 14 acre school site and 20 acres of commercial property. As of March 31, 1994, CREC had acquired 906 residential lots and had the remaining 88 lots under contract. All other Deerfield properties have been sold to outside entities.

         Kingsbridge--CDC acquired 340 developed residential lots in the Orlando area in January, 1993 utilizing seller provided non-recourse financing. The Partnership sold 131 of these lots to CREC in April, 1993 and the remainder in April, 1994.

         Lake Down--In April, 1992, CDC purchased 18 developed residential lots with non-recourse financing. As of March 31, 1994, 5 of these Orlando area lots had been sold to CREC.

     Texas Property:

         Allen Property--In December 1991, CDC acquired 108 acres of residential property in Allen, Texas, principally through an exchange of a portion of the Bryan Place property. CDC anticipates developing this property into a residential subdivision.

     CDC's principal assets consist of the Original Properties and the Additional Properties remaining unsold.


ITEM 3. LEGAL PROCEEDINGS

     Holding is not a party to, and its assets are not the subject of, any material pending legal proceedings. CDC may be involved from time to time in litigation matters incident to its day-to-day business; however, management of Development believes that such litigation, if determined unfavorably to CDC, would not have a material adverse effect on the financial condition or operations of CDC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

         Information concerning the present executive officers of Holding is set forth below. All of such officers have served in their capacities since the organization of Holding, except as indicated. CDC has no executive officers. The executive officers of Holding set forth below hold the same offices in Development, the general partner of CDC, as disclosed in "Item 10. Directors and Executive Officers of the Registrant - Directors and Executive Officers of Development".

            NAME                      POSITION                            AGE
            ----                      --------                            ---
   J. Stephen Bilheimer        President (1)                              62

   Roger D. Sefzik             Vice President and Treasurer (2)           38

(1) Mr. Bilheimer is an employee of Centex Development Management Company ("CDMC"), a subsidiary of Centex, and served as Executive Vice President of CREC from April 1987 until March 31, 1988. Mr. Bilheimer was a director of Development from its date of incorporation until his resignation as of June 1, 1987 and was re-elected to the Board of Directors of Development on May 24, 1989. Since April 1, 1988, Mr. Bilheimer has devoted a majority of his time to the business and affairs of Holding and Development.

(2) Mr. Sefzik is an employee of CDMC and was a Vice President of CTX Mortgage Company from May 1987 to March 1988 and Executive Vice President of Centex Title Company from July 1986 to March 1988. Prior thereto he held various offices with various Centex subsidiaries since March 1983. Mr. Sefzik was elected to his present positions with Holding as of April 1, 1988. Since April 1, 1988, Mr. Sefzik has devoted a majority of his time to the business and affairs of Holding and Development.

     All executive officers of Holding are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. There are no family relationships among or between such executive officers or the directors. Holding's executive officers hold the same positions with its subsidiary, Development.

     Holding has no full time employees. The directors and executive officers perform all executive management functions; all other services necessary to the conduct of Holding's business are performed by a subsidiary of Centex or its designee under a services agreement. See "Item 10. Directors and Executive Officers of the Registrant--Services Agreement".


                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Holding

     The information called for by this Item 5 with respect to Holding is included herein in (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included under the caption "Stock Prices and Dividends" is on page 15 of this Report and (3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements is on pages 70-71 of this Report.

     Prior to the date of the distribution, Centex owned all of the issued and outstanding shares of Holding Common Stock and, accordingly, there was no public market for such shares. Following the distribution by Centex, shares of Holding Common Stock have been tradeable only in tandem with, and as a part of, shares of Centex Common Stock, and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem traded securities, there is no separate market for shares of Holding Common Stock. Because of the tandem trading arrangement, it is not possible to identify precisely the portion of the market price of the tandem traded securities allocable to shares of Holding Common Stock.

     The restrictions on the transfer of the Holding Common Stock and the Stockholder Warrants separate from Centex Common Stock are imposed by the terms of a nominee agreement (the "Nominee Agreement") among Centex, Holding, CDC and the Nominee. Centex Common Stock certificates issued after the date of the Nominee Agreement bear a legend referring to the restrictions on transfer imposed thereby.

     No dividends have been paid on shares of Holding Common Stock since the incorporation of Holding. Future cash dividends on Holding Common Stock will depend on the earnings, financial condition, capital requirements and other factors affecting Holding and Development.

     The provisions of the loan agreement and pledge and security agreement relating to Holding's $7,700,000 note to Centex (the "Holding Note"), which had a balance of $7,600,000 at March 31, 1994, include certain restrictive covenants that limit the extent to which Holding and its subsidiaries (including Development but not CDC or any Operating Partnership) may create, assume or guarantee additional indebtedness, pledge or encumber certain of their assets or otherwise take certain corporate actions. These covenants include limitations on (a) incurring, assuming or guaranteeing any other indebtedness, except indebtedness which provides for all payments of principal to be made after April 1, 1994, indebtedness that is fully and completely subordinated on terms satisfactory to Centex, and certain trade debt, (b) creating any additional liens other than statutory liens for taxes, certain mechanics' and materialmen's liens and other similar liens, (c) effecting a merger or consolidation, (d) selling property and (e) declaring any dividends or making certain other shareholder payments, as defined. Holding's obligations under the Holding Note are secured by a pledge of all of the issued and outstanding shares of the common stock of Development pursuant to a pledge and security agreement under which a default by Holding in the performance of its obligations could give Centex the right to vote such shares, to seek the registration under the Securities Act of 1933, as amended, of all or a portion thereof, and to sell such shares to satisfy Holding's obligations. See "Item
13. Certain Relationships and Related Transactions" and Note (G) of the Notes to the Holding/CDC Combining Financial Statements included on page 71 of this Report.

     (b) CDC

     Except as additionally provided below, the information called for by this Item 5 with respect to CDC is included herein in (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices And Dividends" on page 15 of this Report and
(3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 70-71 of this Report.

     The Stockholder Warrants were issued to Centex immediately prior to the November 30, 1987 distribution to Centex Stockholders and, accordingly, there was no public market for the Stockholder Warrants prior to the distribution. Following the distribution by Centex, the Stockholder Warrants have been tradeable only in tandem with, and as part of, shares of Centex Common Stock, and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem traded securities, there is no separate market for the Stockholder Warrants. Because of the tandem trading arrangement, it is not possible to identify precisely the portion of the market price of the tandem traded securities allocable to the Stockholder Warrants.

     The restrictions on the transfer of the Stockholder Warrants and the Holding Common Stock separate from Centex Common Stock are imposed by the terms of a nominee agreement (the "Nominee Agreement") among Centex, Holding, CDC and the Nominee. Centex Common Stock certificates issued after the date of the Nominee Agreement bear a legend referring to the restrictions on transfer imposed thereby.

     No dividends or distributions have been made on the Stockholder Warrants since their issuance.

     CREC, a subsidiary of Centex, is the present holder of all of the Class A Units, and accordingly, at this time there is no public market for such securities. See "Item 1. Business--General Development of Business". CDC has not made any payment to the holder of the Class A Units with respect to the Preferred Return during the last four fiscal years. Preference payments in arrears at March 31, 1994 amounted to $28,995,000.

ITEM 6. SELECTED FINANCIAL DATA

     (a) Holding

     The information called for by this Item 6 with respect to Holding is incorporated herein by reference to the Combining Statements of Operations and the Combining Balance Sheets included in the Holding/CDC Combining Financial Statements on pages 65-66 of this Report.

     (b) CDC

     The information called for by this Item 6 with respect to CDC is incorporated herein by reference to the Combining Statements of Operations and the Combining Balance Sheets included in the Holding/CDC Combining Financial Statements on pages 65-66 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a) Holding

     The information called for by this Item 7 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 72 of this Report.

     (b) CDC

     The information called for by this Item 7 with respect to CDC is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 72 of this Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is included herein on pages 64-72 of this Report (see Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Holding


DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

     Except as additionally provided below, the information called for by this
Item 10 with respect to Holding is incorporated herein by reference to the information included under the caption "Election of Directors" on page 20 and the information included under the caption "Section 16(a) Compliance" on page 24 of Holding's proxy statement dated July 1, 1994 for the 1994 Annual Meeting of Stockholders of Holding to be held on July 28, 1994 (the "1994 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding" included in Part B of this Report following Item 4.

SERVICES AGREEMENT

     Holding has no full time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation".
All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company ("CSC"), an indirect subsidiary of Centex. See "Item 13--Certain Relationships and Related Transactions". The term of the Services Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days' written notice prior to December 31 of any year. However, the Services Agreement may not be terminated by Holding (other than in the event of a breach by CSC constituting gross negligence or willful or wanton misconduct) prior to the payment in full of the Holding Note, the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $30,000 were paid pursuant to the Services Agreement during fiscal 1994.

     (b) CDC

GENERAL PARTNER AND MANAGEMENT

     CDC has no directors, officers or employees and, instead, is managed by Development, its sole general partner. Directors and officers of Development perform all executive management functions required for CDC. Except as provided in the Plan with respect to the Original Properties, the limited partners of CDC have no power to direct or participate in the control of CDC, and Development makes all decisions regarding the acquisition, disposition or development of real estate belonging to CDC and all other decisions regarding CDC's business or operations. See "Item 1. Business". CDC has entered into a management agreement pursuant to which CDMC will operate, manage and develop the properties of CDC for and on behalf of CDC. See "Management Agreement" below in this Item 10. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC in respect of its duties and obligations as general partner of CDC. See "Item 11. Executive Compensation".

DIRECTORS AND EXECUTIVE OFFICERS OF DEVELOPMENT

     Information concerning the present directors and executive officers of Development is set forth below. All of such persons have served in their capacities since the organization of Development, except as indicated.

         NAME                               POSITION                             AGE
         ----                               --------                             ---
 J. Stephen Bilheimer . . . . . .  Director and President (1)                    62
 Josiah O. Low, III . . . . . . .  Director (2)*                                 55
 David M. Sherer. . . . . . . . .  Director (3)*                                 57
 Roger D. Sefzik. . . . . . . . .  Vice President and Treasurer (4)              38

- ---------------
        *Member of the audit committee of the Board of Directors.

(1) Mr. Bilheimer is an employee of CDMC and served as Executive Vice President of CREC from April 1987 until March 31, 1988. Mr. Bilheimer was a director of Development from its date of incorporation until his resignation as of June 1, 1987. Mr. Bilheimer was re-elected to the Board of Directors on May 24, 1989.

(2) Mr. Low serves as Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation (since February 1985). Mr. Low is also a director of Holding. Mr. Low was elected as a director of Development as of June 1, 1987.

(3) Mr. Sherer has been President of David M. Sherer Associates, Inc., a commercial real estate, investment and brokerage firm, for more than five years. Mr. Sherer is also a director of Holding. Mr. Sherer was elected as a director of Development as of June 1, 1987.


(4) Mr. Sefzik is an employee of CDMC and served as Vice President of CTX Mortgage Company from May 1987 to March 1988 and Executive Vice President of Centex Title Company from July 1986 to March 1988. Mr. Sefzik was elected to his present positions with Development as of April 1, 1988.

         All directors are elected annually by the shareholders to serve until the next annual meeting of stockholders and until their successors have been elected and qualified, subject to removal by a vote of the holders of not less than two-thirds of the outstanding shares of the common stock, par value $1.00 per share, of Development. All executive officers of Development are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. There are no family relationships among or between Development's directors or executive officers.

         The current executive officers of Development are employees of Centex or one of its subsidiaries, and it is presently anticipated that this circumstance will continue. See "Item 11. Executive Compensation".


MANAGEMENT AGREEMENT

         All services (other than executive management decision-making) necessary to operate CDC's business are provided to CDC pursuant to a management agreement (the "Management Agreement") entered into with Centex Development Management Company, a subsidiary of Centex ("CDMC"). Under the Management Agreement, CDMC keeps all necessary books and records, and provides all additional accounting and clerical services that Development may deem necessary. CDMC's responsibilities related to real estate management also include ensuring that CDC's properties are operated, managed and maintained in full compliance with all relevant laws and regulations, that all real property and any improvements thereon are maintained and repaired, that all income produced by CDC's properties is collected and that any development on any property is done in an efficient manner.

         CDMC is entitled to reimbursement from CDC for all reasonable costs and expenses incurred and paid by CDMC in connection with the performance of its duties and obligations under the Management Agreement. During fiscal 1994, CDMC earned fees and is owed reimbursements from CDC totaling $785,000 for its services.

         The Management Agreement also provides that CDMC will provide, consistent with the Plan, pre-development and development services on behalf of CDC, and the Management Agreement specifically provides that CDMC is delegated full authority to carry out and perform on behalf of CDC all aspects of the Plan.

         The term of the Management Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Management Agreement upon at least 30 days' written notice prior to December 31st of any year. However, it may not be terminated by CDC (other than in the event of a breach by CDMC constituting gross negligence or willful or wanton misconduct) prior to the latest of the complete detachment of the Stockholder Warrants from Centex Common Stock, Payout or the payment in full of the Holding Note.

         From time to time, CDMC may delegate the performance of certain of its responsibilities to CREC, upon terms and conditions to be determined. These responsibilities may include enhancement of properties owned or controlled by CDC, for which reasonable additional compensation may be paid by CDC to CDMC pursuant to terms to be negotiated between them. In turn, some or all of such additional compensation may be paid by CDMC to CREC.

ITEM 11. EXECUTIVE COMPENSATION

         Holding and CDC

         The information called for by this Item 11 with respect to Holding and CDC is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 1994 Holding Proxy Statement on pages 22-24 thereof.

         CDC does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC in respect of its duties and obligations as general partner for CDC. As general partner, Development is entitled to be allocated certain items of income and loss of CDC and to receive certain distributions of cash from CDC depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and will receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 70-71 of this Report.

         The directors and executive officers of Development perform all executive management functions for CDC. See "Item 10. Directors and Executive Officers of the Registrant". Services required by CDC in its operations are also provided pursuant to a Management Agreement with CDMC pursuant to which CDMC operates, manages and develops the properties of CDC for and on behalf of CDC. See "Item 11--Directors and Executive Officers of the Registrant--Management Agreement". The executive officers of Development did not receive any remuneration from Development or CDC for the year ended March 31, 1994. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During the 1994 fiscal year, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or CDC during the 1994 fiscal year.

         During fiscal 1994, J. Stephen Bilheimer, a Director and the President of Development, and Roger D. Sefzik, Vice President and Treasurer of Development, both of whom are employees of subsidiaries of Centex, have devoted a majority of their time and attention to the management of Development and Holding. Messrs. Bilheimer and Sefzik, who are the only executive officers of Development, provided such services to Development on behalf of and in their capacities as officers and employees of CDMC pursuant to the Management Agreement. Each current executive officer of Development continues to receive remuneration from Centex or one of its subsidiaries in his capacity as an officer or employee thereof and is not compensated by Development or CDC.

         The directors of Development, who also hold the same directorships in Holding and are neither officers nor employees of Development, Centex or Centex's subsidiaries, each receive approximately $8,000 annually in the form of directors' and committee members' fees in their capacities as directors and/or committee members of Development. In addition, Development reimburses these directors for the reasonable expenses incurred in attending directors' and committee meetings.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Holding

         The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1994 Holding Proxy Statement on pages 21-22.

         (b) CDC

         The following table sets forth certain information with respect to the ownership of the equity securities of CDC as of June 15, 1994 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to CDC to be the beneficial owner of more than 5% of any class of CDC's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.


                                                   NAME OF                         NUMBER OF UNITS      PERCENT
          TITLE OF CLASS*                      BENEFICIAL OWNER**                 OR WARRANTS OWNED     OF CLASS
       ----------------------                  ------------------                 -----------------     --------
       General Partner Interest (1)     3333 Development Corporation . . . . . . . .    All                 100%
                                        3333 Lee Parkway, Suite 500
                                        Dallas, Texas 75219

       Class A Units (2)                Centex Real Estate Corporation . . . . . . .   1,000                100%
                                        3333 Lee Parkway, Suite 1100
                                        Dallas, Texas 75219

       Stockholder Warrants (3)         3333 Development Corporation . . . . . . . .     --                 ***

                                        J. Stephen Bilheimer . . . . . . . . . . . .     --                 ***

                                        Josiah O. Low, III . . . . . . . . . . . . .     --                 ***

                                        Roger D. Sefzik  . . . . . . . . . . . . . .     --                 ***

                                        David M. Sherer  . . . . . . . . . . . . . .     --                 ***

                                        All directors and executive officers of
                                        Development as a group (4 persons) . . . . .     --                 ***

                                        FMR Corp.(4)    . . . . . . . .. . . . . . .     145              14.47%
                                        82 Devonshire Street
                                        Boston, Massachusetts 02109

       Centex Class B Unit              Centex Corporation . . . . . . . . . . . . .     100                100%
         Warrants (5)                   3333 Lee Parkway, Suite 1200
                                        Dallas, Texas 75219

       Class B Units (6)                Centex Corporation (7) . . . . . . . . . . .     350 (8)             28% (7)
                                        3333 Lee Parkway, Suite 1200
                                        Dallas, Texas 75219

- ---------------
         *Under the terms of the Partnership Agreement, CDC is managed by a sole corporate general partner and none of the present classes of CDC's securities are "voting securities" within the meaning of the rules and regulations of the Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of CDC's equity securities has been set forth in accordance with such rules and regulations.

         **The address of any person who is the beneficial owner of more than five percent of a class of CDC's securities is also included.

         ***Less than 1%.

(1) In connection with the formation of CDC, Development made a capital contribution to CDC of $767,182, in exchange for Development's general partner interest in CDC. As general partner, Development is entitled to receive allocations of income and loss and distributions of property from CDC. See "Item 11. Executive Compensation".

(2) The Class A Units were issued to the Original Limited Partners in exchange for the contribution to CDC of the Original Properties. Record title to the Class A Units presently is held by CREC, a subsidiary of Centex. See "Item 1. Business-- General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units will be automatically converted into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units. The Class A Units will be automatically cancelled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

(3) The Nominee holds record title to the Stockholder Warrants, which are exercisable for Class B Units, for the benefit of Centex Stockholders pursuant to the Nominee Agreement. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters". However, the Nominee has no power to vote the Class B Units issuable upon exercise of the Stockholder Warrants or to direct the investment of the Stockholder Warrants or such Class B Units. Beneficial ownership of the Stockholder Warrants is, by virtue of the Nominee arrangement, indirect and undivided. The number of Stockholder Warrants listed as beneficially owned has been rounded to the nearest whole warrant and is based on the assumption that options to purchase Centex Common Stock, presently exercisable, or exercisable within 60 days, have been exercised. The Class B Units issuable upon exercise of the Stockholder Warrants have not been shown as "beneficially owned" under the rules and regulations of the Commission promulgated pursuant to the Exchange Act because the beneficial owners of the Stockholder Warrants have no present right to exercise the Stockholder Warrants and acquire Class B Units.

(4) Centex has received information from FMR Corp. ("FMR") stating that, as of June 15, 1994, FMR may be deemed to beneficially own 4,514,872 shares of Centex Common Stock, (and therefore to own a beneficial interest in 145 Stockholder Warrants) acquired solely for investment purposes, as a parent holding company with respect to holdings of wholly owned investment adviser subsidiaries of FMR or other entities affiliated with FMR. FMR stated that it held 147,284 shares of Centex Common Stock with sole voting power (and therefore held a beneficial interest in 5 Stockholder Warrants with sole voting power) and no shares with shared voting power. The remaining shares that FMR may beneficially own may be voted by (i) the Board of Trustees of certain Fidelity Funds, or (ii) certain institutions whose funds are managed
         by     Fidelity Management Trust Company, a wholly owned subsidiary of
         FMR.

(5) On November 30, 1987, Centex acquired from CDC 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 54-55 of this Report.

(6)      Presently, there are no Class B Units issued or outstanding.

(7) When issued, record title to 200 of these Class B Units will be held by the owners of the Class A Units. See footnote (2).

(8) The Class B Units that may be acquired upon conversion of outstanding Class A Units as of the date of the exercise of the Stockholder Warrants, which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex Common Stock, and the Class B Units that may be acquired upon exercise of the Centex Class B Unit Warrants are included as "beneficially owned" pursuant to the rules and regulations of the Commission promulgated pursuant to the Exchange Act. See footnotes (2) and (3). The number of Class B Units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B Units but that no subdivision of any of the warrants has occurred; however, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any such subdivision or combination would necessarily change the number of Class B Units beneficially owned and the percent of class represented thereby.

         All of the issued and outstanding shares of Development have been pledged to secure the Holding Note. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Holding

         The information called for by this Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 1994 Holding Proxy Statement on pages 24-25.

         (b) CDC

         Holding entered into a services agreement in May, 1987 with Centex Service Company ("CSC"), whereby CSC will provide certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. Service fees of $30,000 were paid pursuant to this agreement for fiscal year 1994.

         CDC has entered into agreements with certain Centex subsidiaries for them to provide management services to CDC in connection with the development and operation of properties acquired by CDC, maintenance of CDC property, and accounting and clerical services. Management fees and development costs totaling $785,000 were incurred in fiscal 1994, and remain unpaid as of June 15, 1994.

         In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7,700,000 from Centex pursuant to a secured promissory note (the "Holding Note"). The Holding Note, which had a fluctuating balance during 1994, bears interest, payable quarterly, at the prime rate of interest of NationsBank of Texas, N.A. ("NationsBank") plus 1% (8 1/4% at June 15, 1994). As of June 15, 1994, the outstanding principal balance of the Holding Note was $6,710,000. The Holding Note is secured by a pledge of all of the issued and outstanding shares of Development. The Holding Note, as amended, matures on the earlier to occur of April 1, 1996 or the last detachment of Holding Common Stock and the Stockholder Warrants from Centex Common Stock pursuant to the Nominee Agreement. There was interest expense of $439,000 related to the Holding Note for the year ended March 31, 1994.

         In fiscal year 1994, CDC sold to CREC 246 lots for $2,354,000. CREC acquired 209 lots for $2,050,000 in April 1994, and has contracts to purchase an additional 260 lots from CDC.

         In 1987, Development loaned $7,700,000 to CREC, pursuant to an unsecured note (the "CREC Note") and related loan agreement. The CREC Note bears interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8% (8 1/8% at June 15 , 1994). As of June 15, 1994, the outstanding principal balance on the CREC Note was $7,700,000. The CREC Note matures on April 30, 1996. There was interest income of $537,000 related to the CREC Note for the year ended March 31,1994.

         In July 1992, on behalf of CDC, CREC guaranteed a $10,000,000 bank line of credit for CDC to utilize in conjunction with development of lots to be sold to CREC. In July 1993, the amount of such line of credit was reduced to $5,000,000. This line of credit, which had an outstanding balance of $2,165,000 at June 15, 1994, bears interest at LIBOR plus 3/4% (5 1/16% at June 15, 1994), is unsecured and matures in July 1994.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Report:

                 (1) and (2) See the Index to Financial Statements below for a list of the Financial Statements filed herewith.

                         INDEX TO FINANCIAL STATEMENTS



                                                                                                             FORM 10-K
                                                                                                          PAGE REFERENCE
                                                                                                          --------------
         3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P.
           Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                64
           Combining Balance Sheets as of March 31, 1994 and 1993 . . . . . . . . . . . . . . .                65
           Combining Statements of Operations and Cash Flows for the years ended
           March 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . .                66
           Combining Statements of Stockholders' Equity and Partners' Capital for
           the years ended March 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . .                67
           Notes to Combining Financial Statements  . . . . . . . . . . . . . . . . . . . . . .                67
           Quarterly Results (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                72


                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 (3) EXHIBITS

                 (A) Holding

                 The information on exhibits required by this Item 14 is set forth in the Holding Index to Exhibits appearing on pages 80-81 of this Report.

                 (B) CDC

                 The information on exhibits required by this Item 14 is set forth in the CDC Index to Exhibits appearing on pages 82-84 of this Report.

         (b) Reports on Form 8-K:

         Neither Holding nor CDC filed any reports on Form 8-K during the quarter ended March 31, 1994.

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P.

AUDITORS'REPORT

TO THE BOARD OF DIRECTORS OF 3333 HOLDING CORPORATION:

We have audited the accompanying combining balance sheets of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. as of March 31, 1994 and 1993, and the related combining statements of operations and cash flows and stockholders'equity and partners'capital for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial positions of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. as of March 31, 1994 and 1993, and the individual and combined results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN & CO.

Dallas, Texas,
  May 11, 1994

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P.

COMBINING BALANCE SHEETS

                                                                              March 31,
                                    --------------------------------------------------------------------------------------------
                                      1994             1993             1994              1993             1994           1993
                                    ----------------------------       -------------------------          ----------------------
                                                                                                               3333 Holding
                                                                          Centex Development                   Corporation
                                             Combined                        Company, L.P.                    and Subsidiary
                                    ----------------------------       -------------------------          ----------------------
                                                                        (Dollars in thousands)

Assets

 Cash                               $    101         $  1,252          $   101         $  1,252           $   --         $   --

 Accounts Receivable--
  Affiliates                              --               --              768            1,763               --             --
  Centex Corporation
   and Subsidiaries                      133              133               --               --              133            133
  Other                                  105              287              105              287               --             --

Notes Receivable--
  Centex Corporation
   and Subsidiaries                    7,700            7,700               --               --            7,700          7,700
  Other                                1,151              671            1,151              671               --             --

Investment in Affiliate                   --               --               --               --              767            767
 Land Held for Development and
  Sale--
   Forster Ranch                      49,199           44,777           49,199           44,777               --             --
   Other                              69,703           79,871           69,703           79,871               --             --
                                    --------         --------         --------         --------           ------         ------
                                    $128,092         $134,691         $121,027         $128,621           $8,600         $8,600
                                    ========         ========         ========         ========           ======         ======


Liabilities, Stockholders' Equity
 And Partners' Capital

 Accounts Payable and Accrued
 Liabilities--
  Affiliates                        $     --         $     --         $     --          $    --           $  768         $1,763
  Centex Corporation
   and Subsidiaries                      894            1,450              785            1,350              109            100
  Other                                2,369            2,759            2,369            2,759               --             --

 Notes Payable--
  Centex Corporation
   and Subsidiaries                    7,600            6,500               --               --            7,600          6,500
  Forster Ranch                       49,199           44,777           49,199           44,777               --             --
  Other                                4,950           14,485            4,950           14,485               --             --

 Land Sale Deposits                      141              157              141              157               --             --

 Stockholders' Equity
  and Partners' Capital--
  Stock and Stock/Class B
   Unit Warrants                         501              501              500              500                1              1
  Capital in Excess of
   Par Value                             800              800               --               --              800            800
  Retained Earnings (Deficit)           (678)            (564)              --               --             (678)          (564)
  Partners' Capital                   62,316           63,826           63,083           64,593               --             --
                                    --------         --------         --------         --------           ------         ------

 Total Stockholders' Equity
  and Partners' Capital               62,939           64,563           63,583           65,093              123            237
                                    --------         --------         --------         --------           ------         ------
                                    $128,092         $134,691         $121,027         $128,621           $8,600         $8,600
                                    ========         ========         ========         ========           ======         ======



See notes to combining financial statements.

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P.

COMBINING STATEMENTS OF OPERATIONS AND CASH FLOWS

                                                             For the Years Ended March 31,
                           -----------------------------------------------------------------------------------------------
                             1994      1993       1992        1994        1993      1992        1994      1993     1992
                           -----------------------------     -------------------------------   ---------------------------
                                                                                                      3333 Holding
                                                                         Centex                       Corporation
                                     Combined                   Development Company,L.P.             and Subsidiary
                           -----------------------------     -------------------------------   ---------------------------
                                               (Dollars in thousands, except per share/unit data)
 Combining Statements Of
  Operations
 Revenues
  Real Estate Sales        $12,540    $ 9,097    $23,601     $12,540    $ 9,097    $23,601     $  --     $  --     $   --
  Interest
   and Other Income            709      1,059        798         319        686        397       537       566        679
                           -------    -------    -------     -------    -------    -------     -----     -----      -----
                            13,249     10,156     24,399      12,859      9,783     23,998       537       566        679
                           -------    -------    -------     -------    -------    -------     -----     -----      -----

 Costs And Expenses
  Real Estate Sales         12,684      8,360     23,071      12,684      8,360     23,071        --        --         --
  Forster Ranch
   Valuation Provision          --      3,702         --          --      3,702         --        --        --         --
  Selling and
   Administrative            1,750      1,962      1,694       1,685      1,897      1,633        65        65         61
  Interest                     439        404        447          --         --         --       586       597        725
                           -------    -------    -------     -------    -------    -------     -----     -----      -----
                            14,873     14,428     25,212      14,369     13,959     24,704       651       662        786
                           -------    -------    -------     -------    -------    -------     -----     -----      -----
 Loss Before Income
  Taxes                     (1,624)    (4,272)      (813)     (1,510)    (4,176)      (706)     (114)      (96)      (107)
  Income Taxes                  --         --         --          --         --         --        --        --        --
                           -------    -------    -------     -------    -------    -------     -----     -----      -----

 Net Loss                  $(1,624)   $(4,272)   $  (813)    $(1,510)   $(4,176)   $  (706)    $(114)    $ (96)    $ (107)
                           =======    =======    =======     =======    =======    =======     =====     =====     ======

 Loss Per Share/Unit
   (Average Outstanding
     Shares, 1,000; Units,
       1,000)                                                $(1,510)   $(4,176)   $  (706)    $(114)    $ (96)    $ (107)
                                                             =======    =======    =======     =====     =====     ======

Combining Statements Of Cash Flows
 Cash Flows-Operating Activities
  Net Loss                 $(1,624)   $(4,272)   $  (813)    $(1,510)   $(4,176)   $  (706)    $(114)    $ (96)    $ (107)
  Forster Ranch
   Valuation Provision          --      3,702         --          --      3,702         --        --        --         --
  Net Change in Payables,
   Receivables
    and Deposits              (110)    (3,692)       281        (224)    (3,788)       175       114        96        106
  (Increase) Decrease in
    Notes Receivable          (480)       262        (46)       (480)       262        (46)       --        --         --
  Decrease (Increase) in
    Land Held for
     Development
      and Sale               5,746    (10,680)     5,494       5,746    (10,680)     5,494        --        --         --
                           -------    -------    -------     -------    -------     ------     -----     -----      -----
                             3,532    (14,680)     4,916       3,532    (14,680)     4,917        --        --         (1)
                           -------    -------    -------     -------   --------     ------     -----     -----      -----

 Cash Flows-Financing Activities
   Increase (Decrease) in
     Notes Payable-
    Centex Corporation
     & Subsidiaries            430       (870)       870         430       (870)       870        --        --         --
    Other                   (5,113)    15,852     (5,871)     (5,113)    15,852     (5,871)       --        --         --
                           -------    -------    -------     -------    -------     ------     -----     -----      -----
                            (4,683)    14,982     (5,001)     (4,683)    14,982     (5,001)       --        --         --
                           -------    -------    -------     -------    -------     ------     -----     -----      -----

Net (Decrease) Increase
 In Cash                    (1,151)       302        (85)     (1,151)       302        (84)       --        --         (1)

Cash At Beginning
  Of Year                    1,252        950      1,035       1,252        950      1,034        --        --          1
                           -------    -------    -------     -------     ------     ------     -----     -----      -----

Cash At End Of Year        $   101    $ 1,252    $   950     $   101    $ 1,252     $  950     $  --     $  --      $  --
                           =======    =======    =======     =======    =======     ======     =====     =====      =====



See notes to combining financial statements.

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P.

COMBINING STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL


                                                For the Years Ended March 31, 1994, 1993 and 1992
                                                -------------------------------------------------
                                           Centex Development                            3333 Holding
                                             Company, L.P.                          Corporation and Subsidiary
                                    --------------------------------     ------------------------------------------------
                                     Class B     General      Limited                          Capital In        Retained
                                        Unit   Partner's    Partner's      Stock       Common   Excess Of        Earnings
                      Combined      Warrants     Capital      Capital   Warrants        Stock   Par Value       (Deficit)
                      --------      --------     -------      -------   --------        -----   ---------      ----------
                                                              (Dollars in thousands)

Balance at
 March 31, 1991       $69,648          $500        $767      $68,708       $  1         $ --        $800           $(361)
  Net Loss               (813)           --          --         (706)        --           --          --             (107)
                      -------          ----        ----      -------       ----         ----        ----           -----

Balance at
 March 31, 1992        68,835           500         767       68,002          1           --         800            (468)
  Net Loss             (4,272)           --          --       (4,176)        --           --          --             (96)
                      -------          ----       -----      -------       ----         ----        ----           -----

Balance at
 March 31, 1993        64,563           500         767       63,826          1           --         800            (564)
  Net Loss             (1,624)           --          --       (1,510)        --           --          --            (114)
                      -------          ----       -----      -------       ----         ----        ----           -----

Balance at
 March 31, 1994       $62,939          $500        $767      $62,316       $  1         $ --        $800           $(678)
                      =======          ====        ====      =======       ====         ====        ====           =====

See notes to combining financial statements.



NOTES TO COMBINING FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

(A) ORGANIZATION

Centex Development Company, L.P. (the Partnership) was formed on March 31, 1987 to invest in, acquire, develop, operate and sell residential and commercial
real estate.    Centex Real Estate Corporation (CREC), its limited partner, is a subsidiary of Centex Corporation (Centex). 3333 Development Corporation (a Nevada corporation) (Development), which serves as its general partner, is owned by 3333 Holding Corporation (a Nevada corporation) (Holding). In November 1987, Centex distributed all of the issued and outstanding shares of the common stock of Holding and warrants to purchase approximately 80% of the Class B units of limited partnership interest in the Partnership (see Note F). These securities trade in tandem with the common stock of Centex and are being held by a nominee on behalf of Centex stockholders until such time as the securities are detached and trade separately. The securities may be detached at any time by Centex's Board of Directors, but the warrants to purchase Class B units automatically become detached in November 1997 unless extended by Centex's stockholders.

Supplementary condensed combined financial statements of Centex Corporation and subsidiaries, 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. are set forth below. For additional information on Centex Corporation and subsidiaries, see their separate financial statements and related footnotes.

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P.

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS


                                                                                               March 31,
                                                                              -------------------------------------------
                                                                                  1994                              1993
                                                                              -------------------------------------------
                                                                                        (Dollars in thousands)

Assets
   Cash and Cash Equivalents                                                  $   76,388                       $   27,317
   Marketable Securities                                                          78,241                          110,316
   Receivables                                                                   930,428                          821,852
   Inventories                                                                 1,223,753                        1,027,938
   Investments in Joint Ventures and Unconsolidated Subsidiaries                  56,928                           50,277
   Property and Equipment, net                                                   188,930                          177,610
   Government-Guaranteed S&L Assets                                               43,767                           82,823
   Other Assets and Deferred Charges                                              38,574                           36,246
                                                                              ----------                       ----------
                                                                              $2,637,009                       $2,334,379
                                                                              ==========                       ==========


Liabilities And Stockholders' Equity
   Accounts Payable and Accrued Liabilities                                   $  620,824                       $  529,381
   S&L Deposits and FHLB Borrowings                                              211,055                          204,140
   Short-term Debt                                                               837,734                          696,832
   Long-term Debt                                                                222,832                          223,988
   Deferred Income Taxes                                                          51,180                           72,784
   Negative Goodwill                                                              24,102                           28,102
   Stockholders' Equity                                                          669,282                          579,152
                                                                              ----------                       ----------
                                                                              $2,637,009                       $2,334,379
                                                                              ==========                       ==========



SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS

                                                                     For the Years Ended March 31,
                                              ---------------------------------------------------------------------------
                                                 1994                              1993                           1992
                                              ---------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Revenues                                      $3,224,025                        $2,501,691                     $2,174,777
Costs and Expenses                             3,089,126                         2,410,028                      2,129,032
                                              ----------                        ----------                     ----------
Earnings Before Income Taxes                     134,899                            91,663                         45,745
Income Taxes                                      49,851                            30,721                         11,295
                                              ----------                        ----------                     ----------
Net Earnings                                  $   85,048                        $   60,942                     $   34,450
                                              ==========                        ==========                     ==========

(B) BASIS OF PRESENTATION

The accompanying combining financial statements present the individual and combined financial statements of Holding and its subsidiary and the Partnership as of March 31, 1994 and 1993 and results of operations for each of the three years ended March 31, 1994. The financial statements of the Partnership are included in the combined statements since Development, as general partner of the Partnership, is able to exercise effective control over the Partnership.

(C) SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from real estate sales is recognized as required payments are received and title passes.

Inventory Capitalization and Cost Allocation

Land held for development and sale is stated at the lower of cost (including development costs and, where appropriate, capitalized interest and real estate taxes) or market. The capitalized costs are included in cost of land sales in the combining statements of operations as related revenues are recognized.

Earnings (Loss) per Share/Unit

Earnings (loss) per share/unit are based on the weighted average number of outstanding shares of common stock (1,000 for Holding) and Class A limited partnership units (1,000 for the Partnership). These shares/units do not include common stock/unit equivalents because they have no material effect on earnings (loss) per share/unit.

Combining Statements of Operations and Cash Flows - Supplemental Disclosures

Interest capitalized by the Partnership during fiscal years ended March 31, 1994, 1993 and 1992 totaled $4,090,000, $4,039,000 and $4,288,000, respectively, of which $3,945,000, $3,834,000 and $3,865,000, respectively, relates to the Forster Ranch property. No income taxes were paid during the years ended March 31, 1994, 1993 and 1992.

(D) NOTES RECEIVABLE

Development issued common stock to Holding and used the proceeds to advance $7.7 million to CREC, as evidenced by a note receivable due April 30, 1996. Interest at prime plus .875% is due in quarterly installments. Interest income of $537,000, $547,000 and $679,000 related to this note is included in the accompanying combining financial statements for the years ended March 31, 1994, 1993 and 1992, respectively.

Notes Receivable - Other at March 31, 1994 and 1993 have stated interest rates ranging up to 10% and are due in monthly or quarterly installments. Discounts and allowances totaled $313,000 at March 31, 1994 and $248,000 at March 31, 1993. The weighted average interest rate, inclusive of discounts, was 9% at March 31, 1994 and 10% at March 31, 1993. Notes receivable at March 31, 1994 are collectible over eight years, with $154,000 being due within one year.

(E)  NOTES PAYABLE

Centex had advanced Holding $7.6 million as of March 31, 1994 which is evidenced by a note secured by the common stock of Development. The note, which had a fluctuating balance during fiscal 1994 and 1993, bears interest at prime plus 1% which is payable quarterly. The principal balance together with all unpaid accrued interest is due on the earlier of April 1, 1996 or the date on which the warrants to purchase Class B units of limited partnership interest are detached from shares of the common stock of Centex. Interest expense of $439,000, $404,000 and $447,000 related to this note is included in the accompanying combining financial statements for the years ended March 31, 1994, 1993 and 1992, respectively.

Under the most restrictive covenants of the note agreement, Holding and its subsidiary (excluding the Partnership) may not, without Centex's consent, (i) create any additional liens on or sell real estate properties contributed by the limited partner, (ii) effect a merger or consolidation, (iii) declare dividends or make certain other shareholder payments or (iv) allow tangible net worth, as defined, to be less than $7.7 million for Development.

All Forster Ranch and other notes payable are non-recourse, secured solely by the underlying real estate. As land is sold, a portion of the proceeds is restricted for repayment of the notes. The prime rate in effect was 6 1/4% at March 31, 1994 and 6% at March 31, 1993. The 30-day LIBOR rate at March 31, 1994 was 3 11/16% and 3 3/16% at March 31, 1993. The note balances and rates in effect were as follows:


                                                                                          March, 31
                                                                                    -----------------------
                                                                                      1994            1993
                                                                                   ---------        -------
                                                                                    (Dollars in thousands)

Credit Line at LIBOR Plus 3/4% Maturing in fiscal year 1995
  unsecured, guaranteed by CREC                                                      $ 2,115        $10,000

Note Payable at 6 1/2%, Paid in April 1994                                             2,050          3,700
Note Payable at 12%, Maturing in fiscal year 1995                                        785            785

Forster Ranch Non-recourse Notes -
  Payable at Prime Plus 1%, Matured in April 1993                                     12,420         12,420
  Payable at Prime Plus 2% (10 1/2% floor),
   Maturing in fiscal year 2002                                                       36,779         32,357
                                                                                     -------        -------
                                                                                     $54,149        $59,262
                                                                                     =======        =======

The Partnership and the holder of the Forster Ranch non-recourse notes have signed an agreement to transfer ownership of the property in satisfaction of this debt, subject to revision of certain land use entitlements by April 1995. In connection with this agreement, CREC has agreed to fund certain holding and other costs CDC will incur through April 1995 in connection with its rezoning efforts. CDC wrote down its investment in the Forster Ranch real estate by approximately $3.7 million during fiscal year 1993 to an amount which equaled the related non-recourse debt after receiving notice that the note, which matured in April 1993, would not be renewed.

(F)  STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Preferred Return

The partnership agreement provides that the Class A limited partner is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its initial capital contribution adjusted for cash distributions representing return of the initial capital contributions. Preference payments in arrears at March 31, 1994 amounted to $28,995,000.

Allocation of Profits and Losses

As provided in the partnership agreement, prior to Payout (as defined below), net income of the Partnership is to be allocated to the partners in the following order of priority:

  (i) To the Class A limited partner to the extent of the cumulative preferred return.
  (ii) To the partners to the extent and in the same ratio that cumulative net losses were allocated.
  (iii) To the partners in accordance with their percentage interests, as defined. Currently, this would be 20% to the Class A limited partner and 80% to the general partner.

All loss allocations and allocations of net income after Payout, shall be made to the partners in accordance with their percentage interests, as defined.

Distributions

Distributions of cash or other property are to be made at the discretion of the general partner and are to be distributed in the following order of priority:

    (i) Prior to the time at which the Class A limited partner has received aggregate distributions equal to its original capital contribution (Payout), distributions of cash or other property shall be made as follows:
                  (a) To the Class A limited partner with respect to its
                      preferred return, then
                  (b) To the partners in an amount equal to the maximum marginal corporate tax rate times the amount of taxable income allocated to the partners, then
                  (c) To the Class A limited partner until its Unrecovered
                      Capital is reduced to zero.

    (ii) After Payout, distributions of cash shall be made to the partners in accordance with their percentage interests, as defined.

Warrants

In November 1987, Centex acquired from the Partnership 100 warrants to purchase 100 Class B units in the Partnership at an exercise price of $500 per Class B unit, and Centex acquired from Holding 100 warrants to purchase 100 shares of Holding common stock at an exercise price of $800 per share. These warrants are subject to future adjustment to provide the holders of options to purchase Centex common stock with the opportunity to acquire Class B units and shares of Holding. These warrants will generally become exercisable upon the detachment of the tandem-traded securities from Centex common stock.

(G) RELATED PARTY TRANSACTIONS

Service and Management Agreements

Holding entered into a service agreement in May 1987 with Centex Service Company (CSC), a wholly-owned subsidiary of Centex, whereby CSC will provide certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. Service fees of $30,000 for each of fiscal years 1994, 1993 and 1992 are reflected as administrative expenses in the accompanying combining financial statements.

The Partnership has entered into agreements with certain Centex Corporation subsidiaries for them to provide management services to the Partnership in connection with the development and operation of properties acquired by the Partnership, maintenance of partnership property and accounting and clerical services. Management fees of $785,000 were accrued under these agreements and are reflected as administrative expenses in the accompanying combining financial statements for the year ended March 31, 1994. These fees amounted to $1,350,000 and $1,100,000 for the years ended March 31, 1993 and 1992.
Additionally, property management fees of $28,000 and $104,000 were capitalized in fiscal years 1993 and 1992 respectively.

Sales and Purchases

Partnership revenues during fiscal years 1994, 1993, and 1992 include land sales to CREC of $2,354,000, $8,648,000 and $13,520,000, respectively.
Additionally, CREC has contracts to purchase lots for the aggregate price of approximately $9.9 million to be paid as lots are delivered.

Accounts Receivable and Accounts Payable

Included in Accounts Receivable-Affiliates and Accounts Payable-Affiliates in the accompanying combining financial statements are $768,000 at March 31, 1994 and $1,763,000 at March 31, 1993, which the Partnership advanced to Holding. Interest of $148,000 and $193,000 was accrued on advances during fiscal years 1994 and 1993 respectively.

(H) INCOME TAXES

At March 31, 1994, Holding had operating loss carryforwards for income tax reporting purposes of $650,000. If unused, the loss carryforwards will expire in the fiscal years 2003 through 2010. Holding joins with its subsidiary in filing consolidated income tax returns. The taxable income of the Partnership has been allocated to the holder of the Class A units. Accordingly, no tax provision for Partnership earnings is shown in the combining financial statements.

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P.

QUARTERLY RESULTS (Unaudited)

                                                                           March 31,
                                          ------------------------------------------------------------------------------
                                          1994            1993         1994          1993           1994            1993
                                          ----            ----         ----          ----           ----            ----
                                                                                                      3333 Holding
                                                                       Centex Development              Corporation
                                              Combined                   Company, L.P.                and Subsidiary
                                              --------                   -------------                --------------
                                                       (Dollars in thousands, except per share/unit data)
First Quarter
  Revenues                                $ 1,928       $ 8,734       $ 1,832       $ 8,637          $134           $144
  Earnings (Loss) Before Taxes            $  (264)      $   397       $  (235)      $   424          $(29)          $(27)
  Net Earnings (Loss)                     $  (264)      $   397       $  (235)      $   424          $(29)          $(27)
  Earnings (Loss) Per Share/Unit                                      $  (235)      $   424          $(29)          $(27)

Second Quarter
  Revenues                                $10,136       $   253       $10,039       $   166          $134           $135
  Loss Before Taxes                       $  (664)      $  (321)      $  (636)      $  (293)         $(28)          $(28)
  Net Loss                                $  (664)      $  (321)      $  (636)      $  (293)         $(28)          $(28)
  Loss Per Share/Unit                                                 $  (636)      $  (293)         $(28)          $(28)

Third Quarter
  Revenues                                $   374       $   947       $   275       $   843          $136           $155
  Loss Before Taxes                       $  (424)      $  (321)      $  (395)      $  (313)         $(29)          $ (8)
  Net Loss                                $  (424)      $  (321)      $  (395)      $  (313)         $(29)          $ (8)
  Loss Per Share/Unit                                                 $  (395)      $  (313)         $(29)          $ (8)

Fourth Quarter
  Revenues                                $   811       $   222       $   713       $   137          $133           $132
  Loss Before Taxes                       $  (272)      $(4,027)      $  (244)      $(3,994)         $(28)          $(33)
  Net Loss                                $  (272)      $(4,027)      $  (244)      $(3,994)         $(28)          $(33)
  Loss Per Share/Unit                                                 $  (244)      $(3,994)         $(28)          $(33)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

- --------------------------------------------------------------------------------

On a combined basis, 3333 Holding Corporation (Holding) and subsidiary (Development) and Centex Development Company, L.P. (the Partnership) operations for the year ended March 31, 1994 reflected a loss of $1,624,000 on revenue of $13,249,000. The loss was $4,272,000 and revenue was $10,156,000 for the
fiscal year ended March 31, 1993.   The fiscal 1993 loss included the
Partnership' expensing of its equity in the Forster Ranch project. According to an agreement with the lender, the Partnership expects to transfer ownership of the property to the lender in satisfaction of the related non-recourse debt upon receipt of certain development approvals.

The Partnership completed construction of its shopping center in Sonora, California during the year, and sold all of this property except a restaurant site which was sold in June 1994. Two of the original partnership properties, a 15 acre industrial site in Houston, Texas, and 168 acres of ranch land in Comal County, Texas, were also sold during the year.

The Partnership sold 131 residential lots to Centex Real Estate Corporation
(CREC) at a subdivision in Orlando, Florida. Subsequent to year end, the Partnership sold the remaining 209 lots in the subdivision to CREC. In East Windsor, New Jersey, CDC delivered the first two lots of this development to CREC and expects additional sales as development continues. CDC also sold 113 lots to CREC at its development in The Colony, Texas. The Partnership has an additional development underway in the Dallas/Fort Worth metroplex where closings are expected next fiscal year.

Holding, Development and the Partnership believe that they will be able to provide or obtain the necessary funding for their current operations and future expansion needs. The revenues, earnings and liquidity of these companies are largely dependent on future land sales, the timing of which is uncertain. The ability to obtain external debt or equity capital is subject to the provisions of Holding's loan agreement with Centex and the partnership agreement governing the Partnership.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            3333 HOLDING CORPORATION
                                            ------------------------
                                                    Registrant


June 28, 1994                           By: /s/ J. STEPHEN BILHEIMER
                                            ------------------------
                                                J. Stephen Bilheimer,
                                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



June 28, 1994                             /s/ J. STEPHEN BILHEIMER
                                          ------------------------
                                              J. Stephen Bilheimer,
                                                  President
                                         (principal executive officer)




June 28, 1994                                /s/ ROGER D. SEFZIK
                                             -------------------
                                                 Roger D. Sefzik,
                                           Vice President and Treasurer
                                    (principal financial and accounting officer)



       Directors:     J. Stephen Bilheimer, Josiah O. Low, III, David M. Sherer



June 28, 1994                           By: /s/ J. STEPHEN BILHEIMER
                                            ------------------------
                                                J. Stephen Bilheimer,
                                                Individually and as
                                                 Attorney-in-Fact*

______________
     *Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTEX DEVELOPMENT COMPANY, L.P.
                                          --------------------------------
                                                    Registrant

                                       By: 3333 Development Corporation,
                                           -----------------------------
                                                  General Partner


June 28, 1994                           By: /s/ J. STEPHEN BILHEIMER
                                            ------------------------
                                                J. Stephen Bilheimer,
                                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.



June 28, 1994                             /s/ J. STEPHEN BILHEIMER
                                          ------------------------
                                              J. Stephen Bilheimer,
                                                  President
                                         (principal executive officer)




June 28, 1994                                /s/ ROGER D. SEFZIK
                                             -------------------
                                                 Roger D. Sefzik,
                                           Vice President and Treasurer
                                    (principal financial and accounting officer)



       Directors:     J. Stephen Bilheimer, Josiah O. Low, III, David M. Sherer



June 28, 1994                           By: /s/ J. STEPHEN BILHEIMER
                                            ------------------------
                                                J. Stephen Bilheimer,
                                                Individually and as
                                                 Attorney-in-Fact*

______________
     *Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                               INDEX TO EXHIBITS


                               CENTEX CORPORATION
                                AND SUBSIDIARIES

          EXHIBIT                                                               FILED HEREWITH OR                 SEQ. NO.
          NUMBER                        EXHIBIT                             INCORPORATED BY REFERENCE               PAGE
          -------                       -------                             -------------------------             --------
          2.1         The Acquisition Agreement, dated December     Exhibit 2.1 to Annual Report on Form 10-K
                      29, 1988, between The Federal Savings and     of Centex Corporation ("Centex") (File
                      Loan Insurance Corporation as Receiver for    No. 1-6776) for fiscal year ended March
                      Burnet Savings and Loan Association and       31, 1993 ("Centex Form 10-K")
                      Texas Trust Savings Bank, FSB.

          2.2         Capital Maintenance Agreement, dated          Exhibit 2.2 to Centex Form 10-K
                      December 29, 1988, among CTX Holding
                      Company, Texas Trust Savings Bank, FSB and
                      The Federal Savings and Loan Insurance
                      Corporation.

          2.3         Warrant Agreement, dated as of December 29,   Exhibit 2.3 to Centex Form 10-K
                      1988, between Texas Trust Savings Bank, FSB
                      and The Federal Savings and Loan Insurance
                      Corporation.

          2.4         Assistance Agreement, dated December 29,      Exhibit 2.4 to Centex Form 10-K
                      1988, between the Federal Savings and Loan
                      Insurance Corporation, CTX Holding Company
                      and Texas Trust Savings Bank, FSB.

          3.1         Restated Articles of Incorporation of         Exhibit 3.1 to Centex Form 10-K
                      Centex.

          3.2         By-laws of Centex.                            Exhibit 3.2 to Centex Form 10-K

          4.1         Specimen Centex common stock certificate      Exhibit 4.1 to Centex Form 10-K
                      (with tandem legend and Rights Agreement
                      legend).

          4.2         Nominee Agreement, dated November 30, 1987,   Exhibit 4.2 to Centex Form 10-K
                      by and between Centex, 3333 Holding
                      Corporation ("Holding") and Centex
                      Development Company, L.P. ("CDC"), and
                      Chemical Bank, as successor nominee.

          4.3         Agreement for Purchase of Warrants, dated     Exhibit 4.3 to Centex Form 10-K
                      as of November 30, 1987, by and between
                      Holding and Centex.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                           AND SUBSIDIARIES-CONTINUED


          EXHIBIT                                                          FILED HEREWITH OR                SEQ. NO.
          NUMBER                        EXHIBIT                         INCORPORATED BY REFERENCE             PAGE
          ------                        -------                         -------------------------           --------
          4.4         Common Loan Administration Agreement dated    Exhibit 4.4 to Centex Form 10-K
                      as of July 31, 1984, between Centex and six
                      commercial banks.

          4.5         Rights Agreement, dated as of September 17,   Exhibit 1 to Form 8-A Registration
                      1986, between Centex and Chemical Bank, as    Statement of Centex dated September 17,
                      successor rights agent.                       1986

          4.6         Amendment No. 1 to Rights Agreement, dated    Exhibit 4.6 to Centex Form 10-K
                      as of May 18, 1988, between Centex and
                      Chemical Bank, as successor rights agent.

          4.7         Indenture dated as of March 12, 1987          Exhibit 4.7 to Centex Form 10-K
                      between Centex and Texas Commerce Bank--
                      Dallas, N.A. with respect to Subordinated
                      Debt Securities of Centex.

          4.8         Supplemental Indenture dated as of            Exhibit 4.8 to Centex Form 10-K
                      March 12, 1987 between Centex and Texas
                      Commerce Bank-Dallas, N.A. with respect to
                      $100,000,000 8 3/4% Subordinated Debentures
                      Due March 1, 2007.

          4.9         Supplemental Indenture dated as of June 16,   Exhibit 4.9 to Centex Form 10-K
                      1988 between Centex and Texas Commerce
                      Bank-Dallas, N.A. with respect to up to
                      $100,000,000 Subordinated Medium-Term
                      Notes, Series A.

          4.10        Instruments with respect to long-term debt    N/A
                      which do not exceed 10% of the total assets
                      of Centex and its subsidiaries have not
                      been filed.  Centex agrees to furnish a
                      copy of such instruments to the Commission
                      upon request.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                           AND SUBSIDIARIES-CONTINUED

          EXHIBIT                                                       FILED HEREWITH OR                       SEQ. NO.
          NUMBER                        EXHIBIT                     INCORPORATED BY REFERENCE                     PAGE
          ------                        -------                     -------------------------                   --------
          4.11        Debenture Purchase Agreement, dated as of     Exhibit 4.11 to Centex Form 10-K
                      June 17, 1987, between Centex and the State
                      Investment Council of New Mexico with
                      respect to $20,000,000 Aggregate Principal
                      Amount of 8.80% Subordinated Debenture of
                      Centex due June 30, 2007.

          4.12        Indenture dated as of May 1, 1991 between     Exhibit 4.12 to Centex Form 10-K
                      Centex and Chemical Bank with respect to
                      Senior Debt Securities.

          4.13        Supplemental Indenture dated as of May 10,    Exhibit 4.13 to Centex Form 10-K
                      1991 between Centex and Chemical Bank with
                      respect to $100,000,000 9.05% Senior Notes
                      due May 1, 1996.

          4.14        Subordination Agreement dated as of May 1,    Exhibit 4.14 to Centex Form 10-K
                      1991 by and among Centex Corporation and
                      all of its subsidiaries.

          4.15        Supplemental Indenture dated as of June 17,   Filed herewith.
                      1987 between Centex and Texas Commerce
                      Bank--Dallas, N.A. with respect to 8.80%
                      Subordinated Debentures due June 30, 2007.

          4.16        Debenture No. 1 dated June 17, 1987 of        Filed herewith.
                      Centex 8.80% Subordinated Debentures due
                      June 30, 2007.

          10.1        Centex Corporation Stock Option Plan, as      Exhibit 10.1 to Centex Form 10-K
                      amended.

          10.2        Centex Corporation 1987 Stock Option Plan,    Exhibit 28.1 to Joint Registration
                      as amended.                                   Statement of Centex, Holding and CDC on
                                                                    Form S-8 (No. 33-44575) dated December
                                                                    13, 1991.

          10.3        Credit Agreement dated as of May 1, 1987,     Exhibit 10.2 to Amendment No. 3 dated
                      by and between Holding and Centex and         November 24, 1987 to Registration
                      related (i) Promissory Note dated May 1,      Statement of Holding on Form 10 (File No.
                      1987, executed by Holding and payable to      1-9624) dated July 12, 1987.
                      the order of Centex in the principal amount
                      of $7,700,000 and (ii) Pledge and Security
                      Agreement dated as of May 1, 1987 executed
                      by Holding in favor of Centex.

          10.4        Employment Agreement dated as of July 15,     Exhibit 10.4 to Centex Form 10-K
                      1988 between Centex and Paul R. Seegers.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                           AND SUBSIDIARIES-CONTINUED

          EXHIBIT                                                            FILED HEREWITH OR               SEQ. NO.
          NUMBER                        EXHIBIT                          INCORPORATED BY REFERENCE             PAGE
          ------                        -------                          -------------------------           --------
          10.5        Amendment to Employment Agreement dated as    Exhibit 10.5 to Centex Form 10-K.
                      of July 18, 1991 between Centex and Paul R.
                      Seegers.

          10.6        Executive Employment Agreement dated as of    Exhibit 10.6 to Centex Form 10-K
                      September 17, 1990 between Centex and
                      Laurence E. Hirsch.

          10.7        Executive Employment Agreement dated as of    Exhibit 10.7 to Centex Form 10-K
                      January 18, 1991 between Centex and David
                      W. Quinn.

          10.8        Executive Employment Agreement dated as of    Exhibit 10.8 to Centex Form 10-K
                      January 18, 1991 between Centex and William
                      J Gillilan III.

          10.9        Centex Corporation $2,100,000 Subordinated    Filed herewith.
                      Convertible Note issued to Laurence E.
                      Hirsch on August 26, 1985.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                           AND SUBSIDIARIES-CONTINUED


          EXHIBIT                                                       FILED HEREWITH OR                       SEQ. NO.
          NUMBER                        EXHIBIT                     INCORPORATED BY REFERENCE                     PAGE
          ------                        -------                     -------------------------                   --------
          21.A        List of Subsidiaries of Centex.               Filed herewith.

          23.A        Consent of Independent Public Accountants.    Filed herewith.

          24.A        Powers of Attorney.                           Filed herewith.

- ---------------

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                                 AND SUBSIDIARY

          EXHIBIT                                                               FILED HEREWITH OR               SEQ. NO.
          NUMBER                        EXHIBIT                             INCORPORATED BY REFERENCE             PAGE
          ------                        -------                             -------------------------           --------
          3.1         Articles of Incorporation of 3333 Holding     Exhibit 3.2a to Amendment No. 1 dated
                      Corporation ("Holding").                      October 14, 1987 ("Amendment No. 1") to
                                                                    the Registration Statement of Holding on
                                                                    Form 10 (File No. 1-9624) dated July 12,
                                                                    1987 (the "Holding Registration
                                                                    Statement").

          3.2         By-laws of Holding, as amended.               Exhibit 3.2 to Annual Report on Form 10-K
                                                                    of Holding (File No. 1-9624) for fiscal
                                                                    year ended March 31, 1993 (the "Holding
                                                                    10-K")

          4.1         Specimen Holding common stock                 Exhibit 4.1 to Amendment No. 1.
                      certificate.

          4.2         Specimen Centex Corporation ("Centex")        Exhibit 4.2 to Holding Form 10-K.
                      common stock certificate (with tandem
                      trading legend and Rights Agreement
                      legend).

          4.3         Nominee Agreement, dated as of November 30,   Exhibit 4.3 to Holding Form 10-K.
                      1987 by and between Centex, Holding and
                      Centex Development Company, L.P. ("CDC"),
                      and Chemical Bank, as successor nominee.

          4.4         Agreement for Purchase of Warrants, dated     Exhibit 4.4 to Holding Form 10-K.
                      as of November 30, 1987, by and between
                      Holding and Centex.

          10.1        Services Agreement, dated as of May 5,        Exhibit 10.1 to Amendment No. 3 dated
                      1987, by and between Holding and Centex       November 24, 1987 ("Amendment No. 3") to
                      Service Company.                              the Holding Registration Statement.

          10.2        Credit Agreement dated as of May 1, 1987,     Exhibit 10.2 to Amendment No. 3.
                      by and between Holding and Centex and
                      related (i) Promissory Note dated May 1,
                      1987, executed by Holding and payable to
                      the order of Centex in the principal amount
                      of $7,700,000 and (ii) Pledge and Security
                      Agreement dated as of May 1, 1987 executed
                      by Holding in favor of Centex.

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                            AND SUBSIDIARY-CONTINUED

          EXHIBIT                                                               FILED HEREWITH OR               SEQ. NO.
          NUMBER                        EXHIBIT                             INCORPORATED BY REFERENCE             PAGE
          ------                        -------                             -------------------------           -------
          10.3        Credit Agreement dated as of May 1, 1987,     Exhibit 10.3 to the Holding Registration
                      by and between 3333 Development Corporation   Statement.
                      and Centex Real Estate Corporation and
                      related Promissory Note dated May 1, 1987,
                      executed by Centex Real Estate Corporation
                      payable to the order of 3333 Development
                      Corporation in the principal amount of
                      $7,700,000.

          21.B        Subsidiaries of Holding.                      Filed herewith.

          23.B        Consent of Independent Public Accountants.    Filed herewith.

          24.B        Powers of Attorney.                           Filed herewith.

- ---------------

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.


       EXHIBIT                                                                   FILED HEREWITH OR                 SEQ. NO.
       NUMBER                          EXHIBIT                               INCORPORATED BY REFERENCE               PAGE
       ------                          -------                               -------------------------               ----
        2.1         Option Agreement, dated as of November 3,       Filed herewith.
                    1988, by and between Centex Development
                    Company, L.P. ("CDC") and Estrella
                    Properties, Ltd.

        2.2         Additional Interest Agreement, dated March      Filed herewith.
                    30, 1989, by and between CDC and Westinghouse
                    Credit Corporation.

        2.3         Construction Loan Agreement, dated March 30,    Filed herewith.
                    1989, by and among Westinghouse Credit
                    Corporation and CDC.

        2.4         Forster Ranch Development Agreement, dated      Filed herewith.
                    March 31, 1989, by and between the City of
                    San Clemente, California and CDC.

        3.1         Articles of Incorporation, as amended, of       Exhibit 3.2a to Amendment No. 1 dated
                    3333 Development Corporation ("Development")    October 14, 1987 ("CDC Amendment No. 1") to
                    as currently in effect.                         the Registration Statement of CDC on Form
                                                                    10 (File No. 1-9625) dated July 12, 1987
                                                                    (the "CDC Registration Statement").

        3.2         By-laws of Development, as amended.             Exhibit 3.2 to Annual Report on Form 10-K
                                                                    of CDC (File No. 1-9625) for fiscal year
                                                                    ended March 31, 1993 (the "CDC 10-K").

        4.1         Certificates of Limited Partnership of CDC.     Exhibit 4.1 to the CDC Registration
                                                                    Statement.

        4.2         Amended and Restated Agreement of Limited       Exhibit 4.2 to Amendment No. 3 dated
                    Partnership of CDC.                             November 24, 1987 ("CDC Amendment No. 3")
                                                                    to the CDC Registration Statement.

        4.3         Specimen certificate for Class A limited        Exhibit 4.3 to the CDC Registration
                    partnership units.                              Statement.

        4.4         Specimen certificate for Class B limited        Exhibit 4.4 to the CDC Registration
                    partnership units.                              Statement.

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.


        EXHIBIT                                                                  FILED HEREWITH OR                SEQ. NO.
        NUMBER                         EXHIBIT                               INCORPORATED BY REFERENCE              PAGE
        ------                         -------                               -------------------------            -------

        4.5         Warrant Agreement, dated as of November 30,     Exhibit 4.5 to CDC Form 10-K
                    1987, by and between CDC and Centex
                    Corporation ("Centex").

        4.6         Specimen warrant certificate.                   Exhibit 4.6 to CDC Amendment No. 3.

        4.7         Specimen Centex common stock certificate        Exhibit 4.7 to CDC Form 10-K.
                    (with tandem trading legend and Rights
                    Agreement legend).

        4.8         Nominee Agreement, dated as of November 30,     Exhibit 4.8 to CDC Form 10-K.
                    1987, by and between Centex, 3333 Holding
                    Corporation ("Holding") and CDC, and Chemical
                    Bank, as successor nominee.

        4.9         Agreement for Purchase of Warrants, dated as    Exhibit 4.9 to CDC Form 10-K.
                    of November 30, 1987, by and between CDC and
                    Centex.

        4.10        Form of Operating Partnership Agreement.        Exhibit 4.9 to the CDC Registration
                                                                    Statement.

        10.1        Management Agreement by and between Centex      Exhibit 10.1 to CDC Amendment No. 3.
                    Real Estate Corporation and CDC.

        10.2        Supplement to Management Agreement by and       Exhibit 10.1a to CDC Amendment No. 3.
                    between Centex Real Estate Corporation and
                    CDC.

        10.3        Documents of Conveyance of Property from        Exhibit 10.2 to CDC Amendment No. 1.
                    Centex Land Corporation to CDC.

        10.4        Documents of Conveyance of Property from        Exhibit 10.3 to the CDC Registration
                    Centex Homes Corporation to CDC.                Statement.

        10.5        Documennts of Conveyance of Property from Fox   Exhibit 10.4 to the CDC Registration
                    & Jacobs, Inc. to CDC.                          Statement.

        10.6        Documents of Conveyance of Property from        Exhibit 10.5 to the CDC Registration
                    Great Lakes Development Co., Inc., to CDC.      Statement.

        10.7        Agreement dated as of April 1, 1987 by and      Exhibit 10.6 to the CDC Registration
                    among CDC, Centex Real Estate Corporation,      Statement.
                    Centex Homes Corporation and Centex Land
                    Company.

                               INDEX TO EXHIBITS

        EXHIBIT                                                         FILED HEREWITH OR                         SEQ. NO.
        NUMBER                    EXHIBIT                           INCORPORATED BY REFERENCE                       PAGE
        ------                    -------                           -------------------------                     --------
        10.8        Agreement dated as of April 1, 1987 by and      Exhibit 10.7 to the CDC Registration
                    between CDC and Centex Homes of New Jersey,     Statement.
                    Inc.

        10.9        Agreement dated as of April 1, 1987 by and      Exhibit 10.8 to CDC Amendment No. 1.
                    between CDC and David Little.

        10.10       Trust Agreement dated March 31, 1987 by and     Exhibit 10.9 to CDC Amendment No. 1.
                    between CDC and David Little.

        23.C        Consent of Independent Public Accountants.      Filed herewith.

        24.C        Powers of Attorney.                             Filed herewith.


- ---------------