Form 10-Q
period 1994-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1994-08-12
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 JUNE 30, 1994

                           Commission File No. 1-6776


                                 (CENTEX LOGO)


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

The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.
________________________________________________________________________________

As of the close of business on August 9, 1994, 29,988,555 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.
________________________________________________________________________________

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                                 JUNE 30, 1994


                               CENTEX CORPORATION

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Condensed Consolidated Financial Statements              1

                  Condensed Consolidated Statement of Earnings
                  for the Three Months Ended June 30, 1994                 2

                  Condensed Consolidated Balance Sheets                    3

                  Condensed Consolidated Statement of Cash Flows
                  for the Three Months Ended June 30, 1994                 4

                  Notes to Condensed Consolidated Financial Statements   5-7

         ITEM 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                 8-10

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                12

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                        PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Condensed Combining Financial Statements                13

                  Condensed Combining Statement of Operations
                  for the Three Months Ended June 30, 1994                14

                  Condensed Combining Balance Sheets                      15

                  Condensed Combining Statement of Cash Flows
                  for the Three Months Ended June 30, 1994                16

                  Notes to Condensed Combining Financial Statements       17

         ITEM 2.  Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                   18

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                        19

SIGNATURES                                                             20-21

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

                     CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                   (dollars in thousands, except per share)
                                 (unaudited)

FOR THE THREE MONTHS ENDED                                                June 30,
                                                              --------------------------------
                                                                  1994                 1993
                                                              -----------          -----------
REVENUES
   Home Building                                              $   531,896          $   386,574
   Mortgage Banking                                                35,792               43,805
   Contracting and Construction Services                          263,037              221,480
   Savings and Loan                                                 1,792                3,103
                                                              -----------          -----------
                                                                  832,517              654,962
                                                              -----------          -----------
COSTS AND EXPENSES
   Home Building                                                  503,664              370,145
   Mortgage Banking                                                30,979               26,810
   Contracting and Construction Services                          263,642              222,229
   Savings and Loan                                                 1,188                2,391
   Other, net                                                         415                  266
   Equity in Earnings of Affiliate (CXP)                           (3,713)              (3,878)
   Corporate General and Administrative                             3,697                3,347
   Interest Expense                                                 7,194                6,945
                                                              -----------          -----------
                                                                  807,066              628,255
                                                              -----------          -----------
EARNINGS BEFORE GAIN ON CXP INITIAL
   PUBLIC OFFERING AND INCOME TAXES                                25,451               26,707

   Gain on CXP Initial Public Offering                             59,328                 -
                                                              -----------          -----------
EARNINGS BEFORE INCOME TAXES                                       84,779               26,707

   Income Taxes                                                    31,381                9,701
                                                              -----------          -----------
NET EARNINGS                                                  $    53,398          $    17,006
                                                              ===========          ===========

EARNINGS PER SHARE                                            $      1.67          $       .52
                                                              ===========          ===========
AVERAGE SHARES OUTSTANDING                                     31,962,028           32,448,803
                                                              ===========          ===========
CASH DIVIDENDS PER SHARE                                      $       .05          $       .05
                                                              ===========          ===========

Centex Construction Products, Inc. (CXP) became 49% owned in April 1994 as a result of an Initial Public Offering representing 51% of its equity.  CXP's revenues of
$43,079 for fiscal 1994 and the related costs and expenses have been reclassified into
"Equity in Earnings of Affiliate (CXP)".  This reclassification facilitates comparisons between the periods.


See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                Centex Corporation and
                                                      Subsidiaries              Centex Corporation           Financial Services
                                              --------------------------    --------------------------    ------------------------
                                                June 30,      March 31,       June 30,      March 31,       June 30,    March 31,
                                                  1994*         1994**          1994*         1994**         1994*        1994**
                                              -----------    -----------    -----------    -----------    ---------    -----------
ASSETS
Cash and Cash Equivalents                     $    44,619    $    76,287    $    17,179    $    13,284    $  27,440    $    63,003
Marketable Securities                             126,777         78,241             -              -       126,777         78,241
Receivables -
   Residential Mortgage Loans                     460,487        677,641             -              -       460,487        677,641
   Other                                          277,567        251,531        257,880        226,674       19,687         24,857
   Affiliates                                          -              -              -              -        78,186         80,806
Inventories                                     1,115,334      1,097,457      1,115,334      1,097,457           -              -
Investments -
   Centex Development Company, L.P.                70,878         71,000         70,878         71,000           -              -
   Centex Construction Products, Inc.              81,824             -          81,824             -            -              -
   Joint Ventures and Other                         6,895         56,928          6,895         56,928           -              -
   Unconsolidated Subsidiaries                         -              -          11,734          5,263           -              -
Property and Equipment, net                        44,120        188,930         22,947        169,234       21,173         19,696
Government-Guaranteed S&L Assets -
   Receivables                                     19,648         19,030             -              -        19,648         19,030
   Covered Assets                                  12,959         24,737             -              -        12,959         24,737
Other Assets and Deferred Charges                  34,317         38,574         16,547         22,101       17,770         16,473
                                              -----------    -----------    -----------    -----------    ---------    -----------
                                              $ 2,295,425    $ 2,580,356    $ 1,601,218    $ 1,661,941    $ 784,127    $ 1,004,484
                                              ===========    ===========    ===========    ===========    =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities      $   615,574    $   618,943    $   529,111    $   504,622    $  86,463    $   114,321
S&L Deposits and FHLB Borrowings                  196,278        211,055            -               -       196,278        211,055
Short-term Debt                                   511,945        783,585        115,138        206,638      396,807        576,947
Long-term Debt                                    222,210        222,832        222,210        222,832          -               -
Deferred Income Taxes                              35,827         51,180         21,168         35,088       14,659         16,092
Negative Goodwill                                  22,802         24,102         22,802         24,102          -               -
Stockholders' Equity                              690,789        668,659        690,789        668,659       89,920         86,069
                                              -----------    -----------    -----------    -----------    ---------    -----------
                                              $ 2,295,425    $ 2,580,356    $ 1,601,218    $ 1,661,941    $ 784,127    $ 1,004,484
                                              ===========    ===========    ===========    ===========    =========    ===========

See notes to condensed consolidated financial statements.                   In the supplemental data presented above, "Centex
                                                                            Corporation" represents the adding together of all
*  Unaudited                                                                subsidiaries other than those included in Financial
** Condensed from audited financial statements.                             Services (CTX Mortgage and CTX Holding Company and its
                                                                            savings and loan subsidiary, Texas Trust Savings Bank,
                                                                            FSB and Affiliates).  Transactions between Centex
                                                                            Corporation and Financial Services  have been
                                                                            eliminated from the Centex Corporation and
                                                                            Subsidiaries balance sheets.

                     CENTEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (dollars in thousands)
                                   (unaudited)

FOR THE THREE MONTHS ENDED                                                 June 30,
                                                                 ----------------------------
                                                                    1994              1993
                                                                 ----------         ---------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                  $   53,398         $  17,006
   Adjustments -
      Depreciation, Depletion and Amortization                        2,023             4,513
      Deferred Income Taxes                                          (8,455)          (21,857)
      Equity in Loss (Earnings) of Joint Ventures and
         Unconsolidated Subsidiaries, net                               198              (554)
      Equity in Earnings of Affiliate (CXP)                          (2,401)              -
                                                                 ----------         ---------
                                                                     44,763              (892)

   Increase in Receivables                                          (26,036)          (17,415)
   Increase in Inventories                                          (17,983)          (50,123)
   (Decrease) Increase in Payables and Accruals                      (3,628)           21,488
   Decrease in Other Assets                                           3,953               835
   Other, net                                                        (6,639)           (2,210)
                                                                 ----------         ---------
                                                                     (5,570)          (48,317)
                                                                 ----------         ---------

CASH FLOWS - INVESTING ACTIVITIES
   Decrease (Increase) in Advances to Joint Ventures and
      Unconsolidated Subsidiaries                                    49,957            (4,487)
   Increase in Investment in Centex Construction Products, Inc.     (79,423)              -
   Decrease in Property and Equipment
       due to CXP initial public offering, net                      146,657               -
   Property and Equipment Additions, net                             (4,673)          (10,369)
   (Increase) Decrease in Marketable Securities                     (48,536)            7,755
                                                                 ----------         ---------
                                                                     63,982            (7,101)
                                                                 ----------         ---------

CASH FLOWS - FINANCING ACTIVITIES
   Decrease (Increase) in Residential Mortgage Loans                217,067          (122,430)
   Decrease in Government-Guaranteed S&L Assets                      11,160             5,182
   Decrease in S&L Deposits and Debt                                (14,777)           (5,154)
   (Decrease) Increase in Debt                                     (272,262)          183,074
   Stock and Dividend Transactions, net                             (31,268)            2,264
                                                                 ----------         ---------
                                                                    (90,080)           62,936
                                                                 ----------         ---------

NET (DECREASE) INCREASE IN CASH                                     (31,668)            7,518
                                                                 ----------         ---------

CASH AT BEGINNING OF YEAR                                            76,287            26,065
                                                                 ----------         ---------

CASH AT END OF PERIOD                                            $   44,619         $  33,583
                                                                 ==========         =========

           See notes to condensed consolidated financial statements.
                                      -4-

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (unaudited)


(A) A summary of changes in stockholders' equity is presented below:


                                                        Capital in
                                            Common       Excess of      Retained
                                            Stock        Par Value       Earnings        Total
                                            ------      ----------      ---------       --------
                                                            (dollars in thousands)

    Balance, March 31, 1994                 $  7,916    $  26,631       $ 634,112       $ 668,659
    Net Earnings                                 -            -            53,398          53,398
    Exercise of Stock Options                      5          851             -               856
    Retirement of 1,193,400 Shares              (298)     (27,402)         (2,864)        (30,564)
    Cash Dividends                               -            -            (1,560)         (1,560)
                                            --------    ---------       ---------       ---------
    BALANCE, JUNE 30, 1994                  $  7,623    $      80       $ 683,086       $ 690,789
                                            ========    =========       =========       =========


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

         CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
               SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                            (dollars in thousands)

                                                               June 30,             March 31,
                                                                 1994                 1994*
                                                              ----------           ----------
ASSETS
   Cash and Cash Equivalents                                  $   45,625           $   76,388
   Marketable Securities                                         126,777               78,241
   Receivables                                                   739,114              930,428
   Inventories                                                 1,241,216            1,223,753
   Investments in
      Centex Construction Products, Inc.                          81,824                  -
      Joint Ventures and Unconsolidated Subsidiaries               6,895               56,928
   Property and Equipment, net                                    44,120              188,930
   Government-Guaranteed S&L Assets                               32,607               43,767
   Other Assets and Deferred Charges                              34,317               38,574
                                                              ----------           ----------
                                                              $2,352,495           $2,637,009
                                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                   $  617,690           $  620,824
   S&L Deposits and FHLB Borrowings                              196,278              211,055
   Short-term Debt                                               566,262              837,734
   Long-term Debt                                                222,210              222,832
   Deferred Income Taxes                                          35,827               51,180
   Negative Goodwill                                              22,802               24,102
   Stockholders' Equity                                          691,426              669,282
                                                              ----------           ----------
                                                              $2,352,495           $2,637,009
                                                              ==========           ==========

*Condensed from audited financial statements.


            SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                            (dollars in thousands)

                                                                         June 30,
                                                              -------------------------------
FOR THE THREE MONTHS ENDED                                       1994                 1993
                                                              ----------           ----------
   Revenues                                                   $  832,799           $  698,060
   Costs and Expenses                                            748,006              671,382
                                                              ----------           ----------
   Earnings Before Income Taxes                                   84,793               26,678
   Income Taxes                                                   31,381                9,701
                                                              ----------           ----------
   NET EARNINGS                                               $   53,412           $   16,977
                                                              ==========           ==========

(C) In order to assure the future availability of land for home building, the Company has made deposits totaling $10 million as of June 30, 1994 for options to purchase properties having a total purchase price of approximately $307 million. These options expire at various dates to 1997. The Company has also committed to purchase land and developed lots totaling approximately $89 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $8 million.

(D) Interest expenses relating to the financial services operations (Mortgage Banking and Savings and Loan) are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.


                                                 Three Months Ended
                                                 ------------------
                                               6/30/94          6/30/93
                                               -------          -------
       Total Interest Incurred                $ 15,028         $ 18,022
       Less -
            Mortgage Banking                    (5,768)          (8,898)
            Savings and Loan                    (2,066)          (2,179)
                                              --------         --------
       INTEREST EXPENSE                       $  7,194         $  6,945
                                              ========         ========


(E) During the quarter ended June 30, 1994, Centex Construction Products, Inc. completed an initial public offering of 51% of its stock and is trading on the New York Stock Exchange under the symbol "CXP." Centex received a dividend and other payments from CXP totaling approximately $186.5 million which was used to reduce Centex's outstanding indebtedness.

                               CENTEX CORPORATION




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Record Home Building profits were insufficient to totally offset the decline in Mortgage Banking earnings. However, Centex consolidated revenues for the quarter totaled a record $833 million, a 27% increase over revenues of $655 million for the same quarter last year. Earnings before income taxes and prior to the gain resulting from the initial public offering of 51% of the common stock of Centex Construction Products, Inc. (CXP), Centex's former construction products subsidiary, were $25.5 million this year, 5% less than $26.7 million for the same quarter last year. Centex's net earnings for the quarter ended June 30, 1994, before the CXP gain, were $15.9 million versus $17 million for the same quarter last year. Including the gain, Centex's total net earnings were $53.4 million for the quarter this year. Earning per share for this year's quarter, before CXP gain, were $.50 compared to $.52 for the same quarter in fiscal 1994. Including the gain, Centex's earnings per share for the current quarter were $1.67.

         On April 19, 1994, CXP completed the sale of 11,730,000 shares, or 51%, of its common stock through an initial public offering. Including a dividend and other payments, Centex received $186 million from the transaction and used the funds to reduce its short-term debt. Centex retains ownership of 49% of CXP's stock.

         The following table compares Home Building results for the quarter ended June 30, 1994 to the quarter ended June 30, 1993 (in millions, except unit and per unit data):

                                                      JUNE 30, 1994                         June 30, 1993
                                                -------------------------             ------------------------
       Home Building Revenues*                  $    531.9        100.0%             $   386.6         100.0%
       Cost of Sales                                (443.1)       (83.3)                (322.3)        (83.4)
       Selling, General &
          Administrative                             (60.6)       (11.4)                 (47.9)        (12.4)
                                                ----------        -----              ---------         -----
       Operating Earnings*                      $     28.2          5.3%             $    16.4           4.2%
                                                ==========        =====              =========         =====


       Units Closed                                  3,233                               2,672

       Unit Sales Price                         $  154,625                          $  142,703
         % Change                                      8.4%                                7.0%

       Operating Earnings per Unit              $    8,732                          $    6,149
         % Change                                     42.0%                                6.4%

       * CDC and other items excluded from this table represented revenues of $(.1) and $.2 million, respectively and operating losses of $.3 and $.3 million, respectively.

         Home Building revenues for the current quarter were $531.9 million, up 38% from $386.6 million for the same quarter in the prior year. Operating earnings from Home Building reached a record $28.2 million for the quarter this year, a 72% increase from $16.4 million for the same quarter in fiscal 1994. Home closings for the current quarter increased in every region, reaching a total of 3,233 units, a 21% increase over 2,672 units for the same quarter last year. The largest gains occurred in the West region where closings were 60% higher than last year. Slowed by higher interest rates, home sales (orders) for the current quarter declined 12% to 2,873 units from 3,277 units for the same quarter in the prior year. Order increases in the Company's West and Midwest regions were more than offset by lower orders in the Southwest and Southeast areas. The backlog of homes sold but not closed at June 30, 1994 was 5,435 units, 6% less than the order backlog of 5,756 units at June 30, 1993 and the backlog of 5,795 units at March 31, 1994.

         Mortgage Banking revenues for the current quarter were $35.8 million, an 18% decline from $43.8 million for the same quarter in the prior fiscal year. Operating earnings from Mortgage Banking were $4.8 million for the quarter this year, a 72% decline from $17.0 million for the same quarter a year ago. Results from Mortgage Banking were negatively impacted by a rising and volatile interest rate environment. Refinancings, which accounted for 43% of the Company's total originations during the quarter ended June 30, 1993, were just 9% of originations this year. The number of refinancings declined 85% for the current quarter versus refinancings for the same quarter a year ago.
Margin per loan, which was negatively impacted by intense competitive industry pricing, declined 64% from the per-loan margin for the same quarter last year. During the current quarter, the Mortgage Banking division closed a total of 11,338 loans, 21% less than 14,434 loans reported for the same quarter in the prior year. Loans for Centex-built homes increased 19% to 2,282, while "spot" (third-party) originations decreased 28% to 9,056 in the current quarter. Loan applications for the quarter declined approximately 30% from last year's first quarter.

         Revenues from Contracting and Construction Services were $263.0 million for the quarter this year, a 19% increase over revenues of $221.5 million reported for the same quarter in the prior fiscal year. Contracting and Construction Services reported an operating loss of $605,000 this year compared to a $749,000 loss for the same quarter in fiscal 1994. The division continues to be negatively affected by competitive pressure on margins. The Construction Group received a record $411 million of new contracts during the quarter, a 140% increase over about $171 million of work received in the same quarter a year earlier. The backlog of uncompleted construction contracts at June 30, 1994 was an all-time high $1.38 billion, 23% higher than the backlog of $1.12 billion reported at June 30 a year ago and 11% more than the previous record backlog of $1.24 billion at March 31, 1994.

         Revenues from the Savings and Loan were $1.8 million for the quarter this year versus $3.1 million for the same quarter last year. Operating earnings from the Savings and Loan were $604,000 for the current quarter compared to $712,000 for the same quarter in the previous fiscal year.

         In order to facilitate comparisons between the current quarter and the quarter ended June 30, 1993, CXP's revenues of $43,079,000 and the related costs and expenses for the quarter last year have been reclassified (on a net basis) into "Equity in Earnings of Affiliate (CXP)." For the current quarter, Centex Corporation's 49% "Equity in Earnings of CXP," was $3.7 million compared with $3.9 million for last year's quarter which represented Centex's 100% ownership of CXP.

         Interest rate volatility continues to negatively impact both the Home Building and Mortgage Banking operations. If the rate-driven slowdown prevails during the next several months, fiscal 1995's financial results may not reach fiscal 1994's record earnings. Nevertheless, Centex is well-positioned to regain its earnings momentum if interest rates stabilize or decline.

         As a result of the CXP transaction, Centex is in an excellent capital position. The company will utilize the current period of consolidation within the mortgage industry to further expand its Mortgage Banking network and continue to look for growth opportunities for its Home Building operation.

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


STOCK REPURCHASE PROGRAM

         Since April 1994, the Company has repurchased more than 1.7 million shares of its common stock under its stock repurchase programs that provides for the repurchase of up to 3.1 million shares (including an additional
1 million shares authorized by the Centex Board during July, 1994). Depending on market conditions, the Company will continue to repurchase shares under this authorization and the Centex Board may authorize additional stock repurchases in the future.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)  Exhibits

                 None


           (b)  Reports on Form 8-K

                 The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1994.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CENTEX CORPORATION
                                       ---------------------------------------
                                                    Registrant


August 11, 1994                                 /s/ DAVID W. QUINN
                                       ---------------------------------------
                                                  David W. Quinn
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (principal financial officer)



August 11, 1994                                /s/ MICHAEL S. ALBRIGHT
                                                 Michael S. Albright
                                       ---------------------------------------
                                       Vice President - Finance and Controller
                                             (chief accounting officer)

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
                                 (unaudited)


                                                           For The Three Months Ended June 30,
                                    -------------------------------------------------------------------------------------------
                                                      1994                                           1993
                                    -------------------------------------------     -------------------------------------------
                                                                   3333 HOLDING                                    3333 HOLDING
                                                     CENTEX        CORPORATION                      CENTEX         CORPORATION
                                                  DEVELOPMENT          AND                       DEVELOPMENT           AND
                                    COMBINED     COMPANY, L.P.     SUBSIDIARY       COMBINED     COMPANY, L.P.      SUBSIDIARY
                                    --------     -------------     ------------     --------     -------------     ------------
Revenues                            $  3,105     $       2,977     $        336     $  1,928     $       1,832     $        134

Costs and Expenses                     3,242             3,128              322        2,192             2,067              163
                                    --------     -------------     ------------     --------     -------------     ------------
Earnings (Loss) Before Income
   Taxes                                (137)             (151)              14         (264)             (235)             (29)

Income Taxes                              -                 -                -            -                 -                -
                                    --------     -------------     ------------     --------     -------------     ------------
NET EARNINGS (LOSS)                 $   (137)    $        (151)    $         14     $   (264)    $        (235)    $        (29)
                                    ========     =============     ============     ========     =============     ============

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                          $        (151)    $         14                  $        (235)    $        (29)
                                                 =============     ============                  =============     ============



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEET
                             (dollars in thousands)



                                                           June 30, 1994*                             March 31, 1994**
                                             -------------------------------------------   ---------------------------------------
                                                                            3333 HOLDING                              3333 HOLDING
                                                              CENTEX        CORPORATION                   CENTEX       CORPORATION
                                                            DEVELOPMENT         AND                     DEVELOPMENT        AND
                                              COMBINED     COMPANY, L.P.     SUBSIDIARY    COMBINED    COMPANY, L.P.    SUBSIDIARY
                                              --------     -------------    ------------   --------    -------------    ----------
ASSETS
   Cash                                       $  1,006        $  1,004         $    2      $    101       $    101        $   -
   Accounts Receivable                             151             601            151           238            873           133
   Notes Receivable -
      Centex Corporation and Subsidiaries        7,700              -           7,700         7,700             -          7,700
      Other                                      1,060           1,060             -          1,151          1,151            -
   Investment in Affiliate                          -               -             767            -              -            767
   Projects Held for Development
      and Sale -
          Forster Ranch                         50,672          50,672             -         49,199         49,199            -
          Other                                 67,682          67,682             -         69,703         69,703            -
                                              --------        --------         ------      --------       --------        ------
                                              $128,271        $121,019         $8,620      $128,092       $121,027        $8,600
                                              ========        ========         ======      ========       ========        ======

LIABILITIES, STOCKHOLDERS' EQUITY
 AND PARTNERS' CAPITAL
   Accounts Payable and
      Accrued Liabilities                     $  3,423        $  3,141         $  883      $  3,263       $  3,154        $  877
   Notes Payable -
      Centex Corporation and Subsidiaries        7,600              -           7,600         7,600             -          7,600
      Forster Ranch                             50,672          50,672             -         49,199         49,199            -
      Other                                      3,645           3,645             -          4,950          4,950            -
   Land Sale Deposits                              129             129             -            141            141            -
                                              --------        --------         ------      --------       --------        ------
         Total Liabilities                      65,469          57,587          8,483        65,153         57,444         8,477

         Stockholders' Equity and
            Partners' Capital                   62,802          63,432            137        62,939         63,583           123
                                              --------        --------         ------      --------       --------        ------
                                              $128,271        $121,019         $8,620      $128,092       $121,027        $8,600
                                              ========        ========         ======      ========       ========        ======

*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                  For The Three Months Ended June 30,
                                           -------------------------------------------------------------------------------
                                                            1994                                  1993
                                           --------------------------------------     ------------------------------------
                                                                      3333 HOLDING                              3333 HOLDING
                                                          CENTEX      CORPORATION                  CENTEX       CORPORATION
                                                        DEVELOPMENT       AND                    DEVELOPMENT        AND
                                           COMBINED    COMPANY, L.P.   SUBSIDIARY     COMBINED   COMPANY, L.P.   SUBSIDIARY
                                           --------    -------------   ----------     --------   -------------   ---------
CASH FLOWS - OPERATING ACTIVITIES
 Net Earnings (Loss)                       $   (137)    $    (151)     $     14    $    (264)      $   (235)     $     (29)
 Net Change in Payables, Accruals,
  Deposits and Receivables                      235           247           (12)         244            213             31
 Decrease in Notes Receivable                    91            91           -             30             30            -
 Decrease (Increase) in Projects Held
  for Development and Sale                      548           548           -           (415)          (415)           -
                                           --------     ---------     ---------    ---------       --------      ---------
                                                737           735             2         (405)          (407)             2
                                           --------     ---------     ---------    ---------       --------      ---------

CASH FLOWS - FINANCING ACTIVITIES
 Increase (Decrease) in Notes Payable           168           168           -           (177)          (177)           -
                                           --------     ---------     ---------    ---------       --------      ---------
                                                168           168           -           (177)          (177)           -
                                           --------     ---------     ---------    ---------       --------      ---------

NET INCREASE (DECREASE) IN CASH                 905           903             2         (582)          (584)             2

CASH AT BEGINNING OF YEAR                       101           101           -          1,252          1,252            -
                                           --------     ---------     ---------    ---------       --------      ---------

CASH AT END OF PERIOD                      $  1,006     $   1,004     $       2    $     670       $    668      $       2
                                           ========     =========     =========    =========       ========      =========

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (unaudited)

(A) On November 30, 1987 Centex Corporation ("Centex") distributed to a nominee all of the issued and outstanding shares of common stock of 3333 Holding Corporation ("Holding") and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L.P. (the "Partnership"). 3333 Development Company ("Development"), a wholly-owned subsidiary of Holding, serves as general partner of the Partnership. These securities are held by the nominee on behalf of Centex stockholders and will trade in tandem with the common stock of Centex until such time as they are detached.

(B) See Note B to the condensed consolidated financial statements of Centex Corporation and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex, Holding and subsidiary and the Partnership.

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $2,524,000 and $1,716,000 for the three months ended June 30, 1994 and 1993, respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                                                      For the Three Months Ended June 30, 1994
                                            ---------------------------------------------------------------------------------------
                                                       Centex Development                        3333 Holding Corporation
                                                           Company, L.P.                               and Subsidiary
                                           ------------------------------------------   -------------------------------------------

                                              CLASS B         GENERAL       LIMITED                      CAPITAL IN
                                               UNITS         PARTNERS'     PARTNERS'       STOCK         EXCESS OF       RETAINED
                               COMBINED       WARRANTS        CAPITAL       CAPITAL       WARRANTS       PAR VALUE       EARNINGS
                               --------       --------        -------       -------       --------       ---------       --------
 Balance at March 31, 1994    $  62,939        $   500        $    767      $ 62,316      $      1       $      800      $   (678)

 Net Loss                          (137)             -               -          (151)            -                -            14
                              ---------       --------        --------      --------      ---------      ----------      --------
 BALANCE AT JUNE 30, 1994     $  62,802        $   500        $    767      $ 62,165      $      1       $      800      $   (664)
                              =========       ========        ========      ========      =========      ==========      ========



(E) The Partnership and the holder of the Forster Ranch non-recourse notes have signed an agreement to transfer ownership of the property in satisfaction of the debt, subject to revision of certain land use entitlements, by April 1995. In connection with this agreement, CREC has agreed to fund certain holding and other costs CDC will incur through April 1995 in connection with its rezoning efforts.

(F) Effective April 1, 1994, Development designated Holding to replace Centex Development Management Company as manager of the Partnership. Holding will be compensated by the Partnership for its services.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

         The liquidity of 3333 Holding Corporation ("Holding") and Subsidiary ("Development") and Centex Development Company, L.P. (the "Partnership") is largely dependent on the timing, which is uncertain, of future real estate sales. The ability to obtain external debt or equity capital is subject to the provisions of Holding's loan agreement with Centex and the partnership agreement. Based on their current financial condition, these companies believe they will be able to provide or obtain the necessary funding for their current operations and future expansion needs.


RESULTS OF OPERATIONS

         For the quarter ended June 30, 1994, the combined entities had revenues of $3,105,000 and a loss of $137,000. The revenues for the three months included proceeds from the sale of commercial property in California and residential property in Florida and New Jersey. Due to the financial dynamics of the Partnership's business, a comparison with the revenues from real estate sales for the same period in 1993 is not meaningful. The timing of future revenues from the development and sale of real estate will result in fluctuating operating results for the Partnership.

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits

                     None


             (b)   Reports on Form 8-K

                     The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1994.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           3333 HOLDING CORPORATION
                               -------------------------------------------------
                                                  Registrant


August 11,  1994                               /s/ ROGER SEFZIK
                               -------------------------------------------------
                                                 Roger Sefzik
                                         Vice President and Treasurer
                               (chief accounting officer and authorized officer)

                                  SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CENTEX DEVELOPMENT COMPANY, L.P.
                               -------------------------------------------------
                                                  Registrant
                                      By:  3333 Development Corporation,
                                                General Partner


August 11,  1994                               /s/ ROGER SEFZIK
                                                 Roger Sefzik
                                         Vice President and Treasurer
                               -------------------------------------------------
                               (chief accounting officer and authorized officer)