Form 10-Q
period 1994-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1994-11-14
CIK 18532, 818762, 818764

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                            JOINT QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the Quarter Ended

                              SEPTEMBER 30, 1994

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

As of the close of business on November 9, 1994, 28,950,825 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.
________________________________________________________________________________

                              CENTEX CORPORATION
                           3333 HOLDING CORPORATION
                       CENTEX DEVELOPMENT COMPANY, L.P.


                         FORM 10-Q TABLE OF CONTENTS


                              SEPTEMBER 30, 1994


                              CENTEX CORPORATION

                                                                                                                      PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                                                       1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended September 30, 1994                                                     2

                       Condensed Consolidated Statement of Earnings
                       for the Six Months Ended September 30, 1994                                                       3

                       Condensed Consolidated Balance Sheets                                                             4

                       Condensed Consolidated Statement of Cash Flows
                       for the Six Months Ended September 30, 1994                                                       5

                       Notes to Condensed Consolidated Financial Statements                                            6-8

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                          9-11

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                 12

SIGNATURES                                                                                                              13

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                                                      PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                                                         14

                       Condensed Combining Statement of Operations
                       for the Three Months Ended September 30, 1994                                                    15

                       Condensed Combining Statement of Operations
                       for the Six Months Ended September 30, 1994                                                      16

                       Condensed Combining Balance Sheets                                                               17

                       Condensed Combining Statement of Cash Flows
                       for the Six Months Ended September 30, 1994                                                      18

                       Notes to Condensed Combining Financial Statements                                                19

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                            20

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                 21

SIGNATURES                                                                                                           22-23

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

                     CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (dollars in thousands, except per share data)
                                 (unaudited)


FOR THE THREE MONTHS ENDED                                        September 30,
                                                       --------------------------------
                                                            1994               1993
                                                       -------------      -------------
REVENUES
   Home Building                                       $     554,959      $     454,563
   Financial Services                                         29,889             51,147
   Contracting and Construction Services                     270,861            258,608
                                                       -------------      -------------

                                                             855,709            764,318
                                                       -------------      -------------
COSTS AND EXPENSES
   Home Building                                             522,927            432,863
   Financial Services                                         28,308             30,808
   Contracting and Construction Services                     271,406            259,134
   Other, net                                                    493                661
   Equity in Earnings of Affiliate (CXP)                      (5,762)            (8,028)
   Corporate General and Administrative                        3,643              3,697
   Interest Expense                                            7,607              7,182
                                                       -------------      -------------

                                                             828,622            726,317
                                                       -------------      -------------

EARNINGS BEFORE INCOME TAXES                                  27,087             38,001
   Income Taxes                                               10,186             15,155
                                                       -------------      -------------

NET EARNINGS                                           $      16,901      $      22,846
                                                       =============      =============

EARNINGS PER SHARE                                     $         .55      $         .70
                                                       =============      =============

AVERAGE SHARES OUTSTANDING                                30,732,544         32,796,510
                                                       =============      =============

CASH DIVIDENDS PER SHARE                               $         .05      $         .05
                                                       =============      =============



Centex Construction Products, Inc. (CXP) became 49% owned in April 1994 as a result of an Initial Public Offering representing 51% of its equity. CXP's revenues of $49,462 for fiscal 1994 and the related costs and expenses have been reclassified into "Equity in Earnings of Affiliate (CXP)". This reclassification facilitates comparisons between the periods.

Mortgage Banking and Savings and Loan operations have been combined into a single financial reporting segment - Financial Services.

See notes to condensed consolidated financial statements.

                     CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (dollars in thousands, except per share data)
                                 (unaudited)


FOR THE SIX MONTHS ENDED                                         September 30,
                                                       --------------------------------
                                                            1994               1993
                                                       -------------      -------------
REVENUES
   Home Building                                       $   1,086,855      $     841,137
   Financial Services                                         67,473             98,055
   Contracting and Construction Services                     533,898            480,088
                                                       -------------      -------------

                                                           1,688,226          1,419,280
                                                       -------------      -------------
COSTS AND EXPENSES
   Home Building                                           1,026,591            803,008
   Financial Services                                         60,475             60,009
   Contracting and Construction Services                     535,048            481,363
   Other, net                                                    908                927
   Equity in Earnings of Affiliate (CXP)                      (9,475)           (11,906)
   Corporate General and Administrative                        7,340              7,044
   Interest Expense                                           14,801             14,127
                                                       -------------      -------------

                                                           1,635,688          1,354,572
                                                       -------------      -------------

EARNINGS BEFORE GAIN ON CXP INITIAL
   PUBLIC OFFERING AND INCOME TAXES                           52,538             64,708
   Gain on CXP Initial Public Offering                        59,328             -
                                                       -------------      -------------

EARNINGS BEFORE INCOME TAXES                                 111,866             64,708
   Income Taxes                                               41,567             24,856
                                                       -------------      -------------

NET EARNINGS                                           $      70,299      $      39,852
                                                       =============      =============

EARNINGS PER SHARE                                     $        2.24      $        1.22
                                                       =============      =============

AVERAGE SHARES OUTSTANDING                                31,344,249         32,623,289
                                                       =============      =============

CASH DIVIDENDS PER SHARE                               $         .10      $         .10
                                                       =============      =============

Centex Construction Products, Inc. (CXP) became 49% owned in April 1994 as a result of an Initial Public Offering representing 51% of its equity. CXP's revenues of $92,541 for fiscal 1994 and the related costs and expenses have been reclassified into "Equity in Earnings of Affiliate (CXP)". This reclassification facilitates comparisons between the periods.

Mortgage Banking and Savings and Loan operations have been combined into a single financial reporting segment - Financial Services.

See notes to condensed consolidated financial statements.

                     CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                             Centex Corporation and
                                                  Subsidiaries            Centex Corporation         Financial Services
                                            ------------------------   ------------------------   ------------------------
                                            September 30,  March 31,   September 30,  March 31,   September 30,  March 31,
                                                1994*       1994**        1994*        1994**        1994*        1994**
                                            ------------  ----------   ------------  ----------   ------------  -----------
ASSETS
Cash and Cash Equivalents                    $   30,584   $   76,287    $   24,821   $   13,284    $    5,763   $    63,003
Marketable Securities                           149,004       78,241         -            -           149,004        78,241
Receivables -
   Residential Mortgage Loans                   437,129      677,641         -            -           437,129       677,641
   Other                                        247,404      251,531       231,321      226,674        16,083        24,857
   Affiliates                                     -            -             -            -            80,397        80,806
Inventories                                   1,141,808    1,097,457     1,141,808    1,097,457         -             -
Investments -
   Centex Development Company, L.P.              62,457       71,000        62,457       71,000         -             -
   Centex Construction Products, Inc.            85,479        -            85,479        -             -             -
   Joint Ventures and Other                       6,844       56,928         6,844       56,928         -             -
   Unconsolidated Subsidiaries                    -            -            10,970        5,263         -             -
Property and Equipment, net                      44,526      188,930        24,470      169,234        20,056        19,696
Government-Guaranteed S&L Assets -
   Receivables                                    7,770       19,030         -            -             7,770        19,030
   Covered Assets                                12,766       24,737         -            -            12,766        24,737
Other Assets and Deferred Charges                35,856       38,574        16,073       22,101        19,783        16,473
                                             ----------   ----------    ----------   ----------    ----------   -----------
                                             $2,261,627   $2,580,356    $1,604,243   $1,661,941    $  748,751   $ 1,004,484
                                             ==========   ==========    ==========   ==========    ==========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities     $  586,674   $  618,943    $  510,458   $  504,622    $   76,216   $   114,321
S&L Deposits and FHLB Borrowings                175,154      211,055         -            -           175,154       211,055
Short-term Debt                                 543,745      783,585       151,084      206,638       392,661       576,947
Long-term Debt                                  222,218      222,832       222,218      222,832         -             -
Deferred Income Taxes                            37,144       51,180        23,791       35,088        13,353        16,092
Negative Goodwill                                21,502       24,102        21,502       24,102         -             -
Stockholders' Equity                            675,190      668,659       675,190      668,659        91,367        86,069
                                             ----------   ----------    ----------   ----------    ----------   -----------
                                             $2,261,627   $2,580,356    $1,604,243   $1,661,941    $  748,751   $ 1,004,484
                                             ==========   ==========    ==========   ==========    ==========   ===========

See notes to condensed consolidated financial statements.                          In the supplemental data presented above,
                                                                                   "Centex Corporation" represents the
* Unaudited                                                                        adding together of all subsidiaries other
** Condensed from audited financial statements.                                    than those included in Financial Services
                                                                                   (CTX Mortgage and CTX Holding Company and
                                                                                   its savings and loan subsidiary,
                                                                                   Texas Trust Savings Bank, FSB and Affiliates).
                                                                                   Transactions between Centex
                                                                                   Corporation and Financial Services have been
                                                                                   eliminated from the Centex
                                                                                   Corporation and Subsidiaries balance sheets.

                      CENTEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

FOR THE SIX MONTHS ENDED                                            September 30,
                                                           ------------------------------
                                                                1994             1993
                                                           -------------    -------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                            $     70,299     $     39,852
   Adjustments -
      Depreciation, Depletion and Amortization                    4,093            9,351
      Deferred Income Taxes                                      (7,224)         (13,321)
      Equity in Loss (Earnings) of Joint Ventures and
         Unconsolidated Subsidiaries, net                           487           (2,190)
      Equity in Earnings of Affiliate (CXP)                      (6,111)          -
                                                           ------------     ------------
                                                                 61,544           33,692

   Decrease (Increase) in Receivables                             4,127          (42,266)
   Increase in Inventories                                      (44,565)         (95,226)
   (Decrease) Increase in Payables and Accruals                 (32,131)         113,613
   Decrease in Other Assets                                       2,072            1,774
   Other, net                                                    (6,950)          (2,037)
                                                           ------------     ------------
                                                                (15,903)           9,550
                                                           ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES
   Decrease (Increase) in Advances to Joint Ventures and
      Unconsolidated Subsidiaries                                58,140           (6,975)
   Increase in Investment in Centex Construction
      Products, Inc.                                            (79,368)          -
   Decrease in Property and Equipment
       due to CXP initial public offering, net                  146,657           -
   Property and Equipment Additions, net                         (7,985)         (16,711)
   (Increase) Decrease in Marketable Securities                 (70,763)          11,715
                                                           ------------     ------------
                                                                 46,681          (11,971)
                                                           ------------     ------------

CASH FLOWS - FINANCING ACTIVITIES
   Decrease (Increase) in Residential Mortgage Loans            240,411         (271,070)
   Decrease in Government-Guaranteed S&L Assets                  23,231            9,013
   Decrease in S&L Deposits and Debt                            (35,901)             (74)
   (Decrease) Increase in Debt                                 (240,454)         257,322
   Stock and Dividend Transactions, net                         (63,768)           4,048
                                                           ------------     ------------
                                                                (76,481)            (761)
                                                           ------------     ------------

NET DECREASE IN CASH                                            (45,703)          (3,182)
                                                           ------------     ------------

CASH AT BEGINNING OF YEAR                                        76,287           26,065
                                                           ------------     ------------

CASH AT END OF PERIOD                                      $     30,584     $     22,883
                                                           ============     ============

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1994
                                  (unaudited)


(A) A summary of changes in stockholders' equity is presented below:


                                                        Capital in
                                           Common       Excess of      Retained
                                           Stock        Par Value      Earnings        Total
                                       ------------   ------------   ------------   ------------
                                                         (dollars in thousands)
    Balance, March 31, 1994            $      7,916   $     26,631   $    634,112   $    668,659
    Net Earnings                              -              -             70,299         70,299
    Exercise of Stock Options                    18          1,008          -              1,026
    Retirement of 2,521,800 Shares             (630)       (27,402)       (33,691)       (61,723)
    Cash Dividends                            -              -             (3,071)        (3,071)
                                       ------------   ------------   ------------   ------------

    Balance, September 30, 1994        $      7,304   $        237   $    667,649   $    675,190
                                       ============   ============   ============   ============


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

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                            (dollars in thousands)

                                                             September 30,       March 31,
                                                                  1994             1994*
                                                             -------------     ------------
ASSETS
   Cash and Cash Equivalents                                 $     31,499      $     76,388
   Marketable Securities                                          149,004            78,241
   Receivables                                                    685,573           930,428
   Inventories                                                  1,260,839         1,223,753
   Investments in
      Centex Construction Products, Inc.                           85,479             -
      Joint Ventures and Unconsolidated Subsidiaries                6,844            56,928
   Property and Equipment, net                                     44,526           188,930
   Government-Guaranteed S&L Assets                                20,536            43,767
   Other Assets and Deferred Charges                               35,856            38,574
                                                             ------------      ------------

                                                             $  2,320,156      $  2,637,009
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                  $    588,850      $    620,824
   S&L Deposits and FHLB Borrowings                               175,154           211,055
   Short-term Debt                                                599,426           837,734
   Long-term Debt                                                 222,218           222,832
   Deferred Income Taxes                                           37,144            51,180
   Negative Goodwill                                               21,502            24,102
   Stockholders' Equity                                           675,862           669,282
                                                             ------------      ------------

                                                             $  2,320,156      $  2,637,009
                                                             ============      ============

*Condensed from audited financial statements.

                     SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                                     (dollars in thousands)

                                                                      September 30,
                                                             ------------------------------
FOR THE SIX MONTHS ENDED                                          1994             1993
                                                             -------------     ------------
   Revenues                                                  $  1,688,606      $  1,521,371
   Costs and Expenses                                           1,576,691         1,456,720
                                                             ------------      ------------

   Earnings Before Income Taxes                                   111,915            64,651
   Income Taxes                                                    41,567            24,856
                                                             ------------      ------------

   NET EARNINGS                                              $     70,348      $     39,795
                                                             ============      ============

   (C) In order to assure the future availability of land for home building, the Company has made deposits totaling $9 million as of September 30, 1994 for options to purchase properties having a total purchase price of approximately $349 million. These options expire at various dates to 1997. The Company has also committed to purchase land and developed lots totaling approximately $91 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $8 million.

   (D) Interest expenses relating to the financial services operations (Mortgage Banking and Savings and Loan) are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.

                                                        Six Months Ended
                                                --------------------------------
                                                   9/30/94             9/30/93
                                                ------------        ------------
          Total Interest Incurred               $     30,000        $     34,611
          Less -
               Financial Services                    (15,199)            (20,484)
                                                ------------        ------------

          INTEREST EXPENSE                      $     14,801        $     14,127
                                                ============        ============


   (E) During the quarter ended June 30, 1994, Centex Construction Products, Inc. completed an initial public offering of 51% of its stock and is trading on the New York Stock Exchange under the symbol "CXP." Centex received a dividend and other payments from CXP totaling approximately $186 million which was used to reduce Centex's outstanding indebtedness.

                               CENTEX CORPORATION


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

           Centex consolidated revenues for the quarter totaled a record $856 million, a 12% increase over revenues of $764 million for the same quarter last year. Centex's net earnings for the quarter ended September 30, 1994 were $16.9 million versus $22.8 million for the same quarter last year. Earning per share for this year's quarter were $.55 compared to $.70 for the same quarter in fiscal 1994. Earnings per share declined proportionately less than net earnings due to fewer average shares outstanding in the current quarter. The quarter's record results from Home Building were offset by a major decline in earnings from the Company's Financial Services operations. For the six months ended September 30, 1994, corporate revenues reached an all-time high $1.7 billion, up 19% over $1.4 billion for the same period last year. Net earnings for the current six months, prior to the gain on the sale of a 51% interest in Centex Construction Products, Inc. (CXP), Centex's former Construction Products subsidiary, were $32.8 million versus $39.9 million for the same period last year. Including the gain, Centex's total net earnings for the current six months were $70.3 million. Earnings per share for the six months this year, before the CXP gain, were $1.05 compared to $1.22 for the same period in fiscal 1994. Including the gain, Centex's earnings per share for the current six months were $2.24.

           On April 19, 1994, CXP completed the sale of 11,730,000 shares, or 51%, of its common stock through an initial public offering. Including a dividend and other payments, Centex received $186 million from the transaction and used the funds to reduce its short-term debt. Centex retains ownership of 49% of CXP's stock.

           The following table compares Home Building results for the quarter ended and fiscal year-to-date September 30, 1994 to the quarter ended and fiscal year-to-date September 30, 1993 (in millions, except unit and per unit data):


                                                                                     Fiscal                 Fiscal
                                Quarter Ended          Quarter Ended              Year-to-Date           Year-to-Date
                                   9/30/94                9/30/93                    9/30/94               9/30/93
                             --------------------   --------------------      ---------------------   -------------------
 Home Building Revenues      $  555.0     100.0%    $  454.5    100.0%       $1,086.9     100.0%      $841.1     100.0%
 Cost of Sales                 (460.2)    (82.9)      (377.1)   (83.0)         (903.3)    (83.1)      (699.4)    (83.2)
 Selling, General &
    Administrative              (62.7)    (11.3)       (55.7)   (12.3)         (123.3)    (11.3)      (103.6)    (12.3)
                             --------     -----     --------    -----        --------     -----       ------     -----
 Operating Earnings          $   32.1       5.8%    $   21.7      4.7%       $   60.3       5.6%      $ 38.1       4.5%
                             ========     =====     ========    =====        ========     =====       ======     =====


 Units Closed                   3,469                  3,134                    6,702                  5,086

 Unit Sales Price            $158,613               $144,058                 $156,689               $143,435
    % Change                     10.1%                   4.6%                     9.2%                   5.6%

 Operating Earnings per
    Unit                       $9,234                 $6,924                   $8,992                 $6,567
    % Change                     33.4%                 (12.1)%                   36.9%                  37.1%

           Home Building revenues for the current quarter were $555.0 million, up 22% from $454.6 million for the same quarter in the prior year. Operating earnings from Home Building reached a record $32.0 million for the quarter this year, a 48% increase from $21.7 million for the same quarter in fiscal 1994. Home closings for the current quarter totaled 3,469 units, an 11% increase over 3,134 units for the same quarter last year. Increased closings in the West, Midwest and East regions were somewhat offset by declines in the Southeast and Southwest regions. Unit orders for the quarter this year were 2,771. Orders declined in every region except the West and were 16% below orders of 3,288 for the same quarter in fiscal 1994. For the six months, Home Building revenues were a record $1.09 billion this year, a 29% increase over $841.1 million for the same period last year. Operating earnings from Home Building reached an all-time high of $60.3 million, 58% higher than $38.1 million a year ago. Home closings for the six months rose 15% to 6,702 units this year from 5,806 units for the similar period last year. Unit orders for the current six months were 14% less than orders for the same period a year earlier. The backlog of homes sold but not closed at September 30, 1994 was 4,737 units, 20% less than the backlog of 5,910 units at September 30, 1993 and 13% below the backlog of 5,435 units reported at June 30, 1994.

           Current quarter revenues from Financial Services, which combines the results of the Mortgage Banking and the Savings and Loan operations, totaled $29.9 million, a 42% decline from $51.1 million a year ago. Operating earnings from Financial Services were $1.6 million for the quarter this year, a 92% decline from $20.3 million for the same quarter a year ago. Of the total, Mortgage Banking operating earnings were $415,000 this year compared to $20.0 million for the same quarter in fiscal 1994. Operating earnings from the Savings and Loan were $1.2 million for the quarter this year compared to $384,000 for the same quarter a year ago. Mortgage originations closed for the quarter were 10,322, 33% less than 15,471 closing for the same quarter last year. Originations for Centex-built homes were 2,270 this year, a 4% decline from a year earlier. "Spot" (third-party) originations declined 39% to 8,052 in the current quarter. Net new mortgage applications for the quarter declined approximately 47% from net applications in last year's second quarter. The drop in the applications is primarily attributable to a precipitous decline in refinancings as a result of higher mortgage rates. For the six months, Financial Services revenues were $67.5 million this year, down 31% from $98.1 million for the same period last year. Operating earnings from Financial Services were $7.0 million for the six months this year versus $38.0 million for the same period a year ago. Of the total, operating earnings from Mortgage Banking were $5.2 million for the current six months compared to $37.0 million for the same period last year. Savings and Loan operating earnings were $1.8 million for the current six months compared to $1.1 million for the same period in the prior year. Loans closed for the current six months were 21,660, 28% less than loan closings for the same period last year. Originations for Centex homes rose 6% for the current six months to 4,552, while spot originations declined 33% to 17,108 for the six months this year. Mortgage Banking results have been negatively impacted by rapidly rising interest rates and a highly competitive industry environment since early in calendar 1994. Pending regulatory approval and satisfaction of other conditions, Centex is selling the deposits and branch operations of its savings and loan operation, Texas Trust Savings Bank, FSB, for a pre-tax gain of approximately $3 million. The sale is one of the final steps necessary for Centex to exit the savings and loan business.

           Revenues from Contracting and Construction Services were $270.9 million for the quarter this year, a 5% increase over revenues of $258.6 million reported for the same quarter in the prior fiscal year. Contracting and Construction Services reported an operating loss of $545,000 this year compared to a $526,000 loss for the same quarter in fiscal 1994. The division continues to be negatively affected by competitive pressure on margins. For the six months, Contracting and Construction Services had revenues of $533.9 million this year, 11% higher than $480.1 million for the same period in fiscal 1994. The division had an operating loss of $1.2 million for the current six months compared to a loss of $1.3 million for the same period last year. The Construction Group received $266 million of new contracts for the quarter this year compared to $279 million of new work for the same quarter in fiscal 1994. For the current six months, the Group received $677 million of new contracts, a 50% increase over $450 million of new work reported for the same period in the prior year. The backlog of uncompleted construction contracts at September 30, 1994 was $1.379 billion, 21% higher than $1.143 billion at September 30, 1993 and about the same as the record backlog level of $1.384 billion at June 30, 1994.

           For the current quarter, Centex Corporation's 49% "Equity in Earnings of Affiliate (CXP)" was $5.8 million compared with $8.0 million for last year's quarter representing Centex's 100% ownership of CXP. For the six months, Centex's 49% "Equity in Earnings of Affiliate (CXP)" was $9.5 million versus $11.9 million for the similar period a year ago when Centex owned 100% of CXP. Construction Products continues to benefit from high levels of demand and increasing prices for its cement and gypsum wallboard products.


STOCK REPURCHASE PROGRAM

           Since April 1994, the Company has repurchased more than 2.5 million shares of its common stock under its stock repurchase programs that provides for the repurchase of up to 3.1 million shares. Depending on market conditions, the Company will continue to repurchase shares under this authorization and the Centex Board may authorize additional stock repurchases in the future.


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


OUTLOOK

           Climbing interest rates and the volatile economic environment will continue to negatively impact both the Home Building and Mortgage Banking businesses and the protracted length of the rate-driven slowdown will adversely affect future operating results. Additionally, in reaction to lower mortgage origination volumes, marginally profitable mortgage offices are being closed and overhead is being reduced in the Mortgage Banking operation. These actions, combined with the anticipated positive impact of an ongoing industry-wide consolidation, should result in improved Mortgage Banking profitability. The company's fundamentals remain strong and its organization is strategically positioned to regain earnings momentum when interest rates stabilize or decline.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION




ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits


                    Exhibit 27 - Financial Data Schedule


             (b)  Reports on Form 8-K


                    The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1994.


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



                                                CENTEX CORPORATION
                                      ---------------------------------------
                                                    Registrant


November 11, 1994                               /s/ David W. Quinn
                                      ---------------------------------------
                                                  David W. Quinn
                                        Executive Vice President and Chief
                                                 Financial Officer
                                           (principal financial officer)


November 11, 1994                             /s/ Michael S. Albright
                                      ---------------------------------------
                                                Michael S. Albright
                                      Vice President - Finance and Controller
                                            (chief accounting officer)

                           3333 HOLDING CORPORATION
                       CENTEX DEVELOPMENT COMPANY, L.P.

                        PART I.  FINANCIAL INFORMATION

                   CONDENSED COMBINING FINANCIAL STATEMENTS


ITEM 1.

           The condensed combining financial statements include the accounts of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. (collectively the "Companies"), and have been prepared by the Companies, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies' latest annual report on Form 10-K. In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF OPERATIONS
              (dollars in thousands, except per share/unit data)
                                 (unaudited)


                                                                 For The Three Months Ended September 30,
                                          ------------------------------------------------------------------------------------
                                                             1994                                       1993
                                          ----------------------------------------    ----------------------------------------
                                                                      3333 Holding                                3333 Holding
                                                          Centex       Corporation                    Centex       Corporation
                                                         Development      and                        Development      and
                                          Combined      Company, L.P.  Subsidiary       Combined    Company, L.P.  Subsidiary
                                          ------------  ------------- -------------   ------------  ------------- -------------
Revenues                                   $    1,330     $   1,197     $   376       $  10,136      $  10,039     $   134

Costs and Expenses                              1,559         1,461         341          10,800         10,675         162
                                           ----------     ---------     -------       ---------      ---------     -------

Earnings (Loss) Before Income Taxes              (229)         (264)         35            (664)          (636)        (28)

Income Taxes                                      -             -            -              -              -            -
                                           ----------     ---------     -------       ---------      ---------     -------

Net Earnings (Loss)                        $     (229)    $    (264)    $    35       $    (664)     $    (636)    $   (28)
                                           ==========     =========     =======       =========      =========     =======
Earnings (Loss) Per Share/Unit
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                   $    (264)    $    35                      $    (636)    $   (28)
                                                          =========     =======                      =========     =======


See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF OPERATIONS
              (dollars in thousands, except per share/unit data)
                                 (unaudited)


                                                                  For The Six Months Ended September 30,
                                          ------------------------------------------------------------------------------------
                                                             1994                                       1993
                                          ----------------------------------------    ----------------------------------------
                                                                      3333 Holding                                3333 Holding
                                                          Centex       Corporation                    Centex       Corporation
                                                         Development      and                        Development      and
                                          Combined      Company, L.P.  Subsidiary       Combined    Company, L.P.  Subsidiary
                                          ------------  ------------- -------------   ------------  ------------- -------------
Revenues                                   $   4,435      $  4,174      $   712       $   12,064     $  11,871     $     268

Costs and Expenses                             4,801         4,589          663           12,992        12,742           325
                                           ---------      --------      -------       ----------     ---------     ---------

Earnings (Loss) Before Income Taxes             (366)         (415)          49             (928)         (871)          (57)

Income Taxes                                     -             -             -               -             -              -
                                           ---------      --------      -------       ----------     ---------     ---------

Net Earnings (Loss)                        $    (366)     $   (415)     $    49       $     (928)    $    (871)    $     (57)
                                           =========      ========      =======       ==========     =========     =========

Earnings (Loss) Per Share/Unit
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                   $   (415)     $    49                      $    (871)    $     (57)
                                                          ========      =======                      =========     =========


See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                      CONDENSED COMBINING BALANCE SHEETS
                            (dollars in thousands)



                                                       September 30, 1994*                          March 31, 1994**
                                          -------------------------------------------    ----------------------------------------
                                                                          3333 Holding                                3333 Holding
                                                            Centex        Corporation                    Centex       Corporation
                                                         Development         and                      Development         and
                                            Combined    Company, L.P.     Subsidiary     Combined    Company, L.P.     Subsidiary
                                          ------------  -------------   -------------  ------------  --------------  -------------
ASSETS
   Cash                                    $      915     $     913       $     2        $    101       $    101       $   -
   Accounts Receivable                            173           702           165             238            873             133
   Notes Receivable -
      Centex Corporation and Subsidiaries       7,700         -             7,700           7,700          -               7,700
      Other                                     1,032         1,032         -               1,151          1,151           -
   Investment in Affiliate                      -             -               767           -              -                 767
   Projects Held for Development
      and Sale -
          Forster Ranch                        51,820        51,820         -              49,199         49,199           -
          Other                                67,168        67,168         -              69,703         69,703           -
                                           ----------     ---------       -------        --------       --------       ---------

                                           $  128,808     $ 121,635       $ 8,634        $128,092       $121,027       $   8,600
                                           ==========     =========       =======        ========       ========       =========


LIABILITIES, STOCKHOLDERS' EQUITY AND  PARTNERS' CAPITAL
   Accounts Payable and
      Accrued Liabilities                  $    2,909     $   2,741       $   862        $  3,263       $  3,154       $     877
   Notes Payable -
      Centex Corporation and Subsidiaries       7,600         -             7,600           7,600          -               7,600
      Forster Ranch                            51,820        51,820         -              49,199         49,199           -
      Other                                     3,861         3,861         -               4,950          4,950           -
   Land Sale Deposits                              45            45         -                 141            141           -
                                           ----------     ---------       -------        --------       --------       ---------
         Total Liabilities                     66,235        58,467         8,462          65,153         57,444           8,477

         Stockholders' Equity and
            Partners' Capital                  62,573        63,168           172          62,939         63,583             123
                                           ----------     ---------       -------        --------       --------       ---------

                                           $  128,808     $ 121,635       $ 8,634        $128,092       $121,027       $   8,600
                                           ==========     =========       =======        ========       ========       =========


*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                For The Six Months Ended September 30,
                                          -----------------------------------------------------------------------------------
                                                           1994                                        1993
                                          ----------------------------------------    ----------------------------------------
                                                                      3333 Holding                                3333 Holding
                                                          Centex       Corporation                    Centex       Corporation
                                                         Development      and                        Development      and
                                            Combined    Company, L.P.  Subsidiary       Combined    Company, L.P.  Subsidiary
                                          ------------  ------------- -------------   ------------  ------------- -------------
Cash Flows - Operating Activities
 Net Earnings (Loss)                       $    (366)     $   (415)     $     49        $  (928)       $   (871)    $   (57)
 Net Change in Payables, Accruals,
  Deposits and Receivables                      (385)         (338)          (47)           426             368          58
 Decrease (Increase) in Notes Receivable         119           119            -            (550)           (550)         -
 (Increase) Decrease in Projects Held
  for Development and Sale                       (86)          (86)           -           8,027           8,027          -
                                           ---------      --------      --------        -------        --------     -------
                                                (718)         (720)            2          6,975           6,974           1
                                           ---------      --------      --------        -------        --------     -------

Cash Flows - Financing Activities
 Increase (Decrease) in Notes Payable          1,532         1,532            -          (7,851)         (7,851)         -
                                           ---------      --------      --------        -------        --------     -------
                                               1,532         1,532            -          (7,851)         (7,851)         -
                                           ---------      --------      --------        -------        --------     -------

Net Increase (Decrease) In Cash                  814           812             2           (876)           (877)          1

Cash At Beginning Of Year                        101           101            -           1,252           1,252          -
                                           ---------      --------      --------        -------        --------     -------

Cash At End Of Period                      $     915      $    913      $      2        $   376        $    375     $     1
                                           =========      ========      ========        =======        ========     =======


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (unaudited)

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

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $3,468,000 and $1,716,000 for the six months ended September 30, 1994 and 1993 respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                                                  For the Six Months Ended September 30, 1994
                                                 ----------------------------------------------------------------------------
                                                         Centex Development                    3333 Holding Corporation
                                                            Company, L.P.                           and Subsidiary
                                                 -----------------------------------     ------------------------------------
                                                  CLASS B      GENERAL      LIMITED                    CAPITAL IN
                                                   UNITS      PARTNERS'    PARTNERS'      STOCK        EXCESS OF      RETAINED
                                   COMBINED      WARRANTS      CAPITAL      CAPITAL      WARRANTS      PAR VALUE      EARNINGS
                                   --------      --------     --------     --------      --------      ---------      --------
 Balance at March 31, 1994        $   62,939    $     500    $     767    $ 62,316     $         1    $       800   $     (678)

 Net Earnings/Loss                      (366)          -           -           (415)            -              -            49
                                  ----------    ----------   ---------    ---------    -----------   ------------   ----------

 BALANCE AT SEPTEMBER 30, 1994    $   62,573    $      500   $     767    $  61,901    $         1    $       800   $     (629)
                                  ==========    ==========   =========    =========    ===========    ===========   ==========


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


RESULTS OF OPERATIONS

         For the six months ended September 30, 1994, the combined entities had revenues of $4,435,000 and a loss of $366,000. For the quarter, revenues were $1,330,000 and the loss was $229,000. The revenues for the six months included proceeds from the sale of commercial property in California and Texas, and residential property in Florida, New Jersey and Illinois. Due to the financial dynamics of the Partnership's business, a comparison with the revenues from real estate sales for the same period in 1993 is not meaningful. The timing of future revenues from the development and sale of real estate will result in fluctuating operating results for the Partnership.

                           3333 HOLDING CORPORATION
                       CENTEX DEVELOPMENT COMPANY, L.P.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits


                     Exhibit 27.1 - Financial Data Schedule

                     Exhibit 27.2 - Financial Data Schedule


             (b)   Reports on Form 8-K


                     The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1994.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               3333 HOLDING CORPORATION
                                             ----------------------------
                                                      Registrant


November 11, 1994                              /s/ J. Stephen Bilheimer
                                             ----------------------------
                                                 J. Stephen Bilheimer
                                                       President



November 11,  1994                                 /s/ Roger Sefzik
                                             ----------------------------
                                                     Roger Sefzik
                                             Vice President and Treasurer
                                              (chief accounting officer)

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CENTEX DEVELOPMENT COMPANY, L.P.
                                          ----------------------------------
                                                      Registrant
                                          By:  3333 Development Corporation,
                                                    General Partner


November 11,  1994                             /s/ J. Stephen Bilheimer
                                          ----------------------------------
                                                 J. Stephen Bilheimer
                                                       President


November 11, 1994                                  /s/ Roger Sefzik
                                          ----------------------------------
                                                     Roger Sefzik
                                             Vice President and Treasurer
                                              (chief accounting officer)

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

27.1     Financial Data Schedule for Centex Corporation

27.2     Financial Data Schedule for Centex Development Company, L.P.

27.3     Financial Data Schedule for 3333 Holding Corporation