Form 10-Q
period 1994-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1995-02-13
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               DECEMBER 31, 1994

                           Commission File No. 1-6776


                                 [Centex Logo]


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

As of the close of business on February 6, 1995, 28,496,178 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.
- --------------------------------------------------------------------------------

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                               DECEMBER 31, 1994


                               CENTEX CORPORATION

                                                                                  PAGE

PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                   1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended December 31, 1994                  2

                       Condensed Consolidated Statement of Earnings
                       for the Nine Months Ended December 31, 1994                   3

                       Condensed Consolidated Balance Sheets                         4

                       Condensed Consolidated Statement of Cash Flows
                       for the Nine Months Ended December 31, 1994                   5

                       Notes to Condensed Consolidated Financial Statements        6-8

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                      9-11

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                          13


                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.

                                                                                    PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                     14

                       Condensed Combining Statement of Operations
                       for the Three Months Ended December 31, 1994                 15

                       Condensed Combining Statement of Operations
                       for the Nine Months Ended December 31, 1994                  16

                       Condensed Combining Balance Sheets                           17

                       Condensed Combining Statement of Cash Flows
                       for the Nine Months Ended December 31, 1994                  18

                       Notes to Condensed Combining Financial Statements            19

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                        20

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                       22-23






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

                              CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

FOR THE THREE MONTHS ENDED                                       DECEMBER 31,
                                                        ----------------------------
                                                            1994             1993
                                                        -----------      -----------
REVENUES
   Home Building                                        $   485,042      $   485,996
   Financial Services                                        27,258           57,369
   Contracting and Construction Services                    280,905          246,508
                                                        -----------      -----------

                                                            793,205          789,873
                                                        -----------      -----------
COSTS AND EXPENSES
   Home Building                                            460,691          459,744
   Financial Services                                        23,269           36,384
   Contracting and Construction Services                    281,475          248,096
   Other, net                                                   398              490
   Equity in Earnings of Affiliate (CXP)                     (4,337)          (2,617)
   Corporate General and Administrative                       3,980            3,646
   Interest Expense                                           8,418            7,448
                                                        -----------      -----------

                                                            773,894          753,191
                                                        -----------      -----------

EARNINGS BEFORE INCOME TAXES                                 19,311           36,682
   Income Taxes                                               6,254           13,096
                                                        -----------      -----------

NET EARNINGS                                            $    13,057      $    23,586
                                                        ===========      ===========

EARNINGS PER SHARE                                      $       .44      $       .72
                                                        ===========      ===========

AVERAGE SHARES OUTSTANDING                               29,485,220       32,956,169
                                                        ===========      ===========

CASH DIVIDENDS PER SHARE                                $       .05      $       .05
                                                        ===========      ===========


Centex Construction Products, Inc. (CXP) became 49% owned in April 1994 as a result of an Initial Public Offering representing 51% of its equity. CXP's revenues of $43,508 for fiscal 1994 and the related costs and expenses have been reclassified into "Equity in Earnings of Affiliate (CXP)". This reclassification facilitates comparisons between the periods.

Mortgage Banking and Savings and Loan operations have been combined into a single financial reporting segment - Financial Services.

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

FOR THE NINE MONTHS ENDED                                             DECEMBER 31,
                                                             ----------------------------
                                                                 1994             1993
                                                             -----------      -----------
REVENUES
   Home Building                                             $ 1,571,897      $ 1,327,133
   Financial Services                                             94,731          155,424
   Contracting and Construction Services                         814,803          726,596
                                                             -----------      -----------

                                                               2,481,431        2,209,153
                                                             -----------      -----------
COSTS AND EXPENSES
   Home Building                                               1,487,282        1,262,752
   Financial Services                                             83,744           96,393
   Contracting and Construction Services                         816,523          729,459
   Other, net                                                      1,306            1,417
   Equity in Earnings of Affiliate (CXP)                         (13,812)         (14,523)
   Corporate General and Administrative                           11,320           10,690
   Interest Expense                                               23,219           21,575
                                                             -----------      -----------

                                                               2,409,582        2,107,763
                                                             -----------      -----------

EARNINGS BEFORE GAIN ON CXP INITIAL
   PUBLIC OFFERING AND INCOME TAXES                               71,849          101,390
   Gain on CXP Initial Public Offering                            59,328            -
                                                             -----------      -----------

EARNINGS BEFORE INCOME TAXES                                     131,177          101,390
   Income Taxes                                                   47,821           37,952
                                                             -----------      -----------

NET EARNINGS                                                 $    83,356      $    63,438
                                                             ===========      ===========


EARNINGS PER SHARE                                           $      2.71      $      1.94
                                                             ===========      ===========

AVERAGE SHARES OUTSTANDING                                    30,722,621       32,734,533
                                                             ===========      ===========

CASH DIVIDENDS PER SHARE                                     $       .15      $       .15
                                                             ===========      ===========

Centex Construction Products, Inc. (CXP) became 49% owned in April 1994 as a result of an Initial Public Offering representing 51% of its equity. CXP's revenues of $136,049 for fiscal 1994 and the related costs and expenses have been reclassified into "Equity in Earnings of Affiliate (CXP)". This reclassification facilitates comparisons between the periods.

Mortgage Banking and Savings and Loan operations have been combined into a single financial reporting segment - Financial Services.

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                              CENTEX CORPORATION AND
                                                   SUBSIDIARIES               CENTEX CORPORATION          FINANCIAL SERVICES
                                             -------------------------    -------------------------    -------------------------
                                              DECEMBER 31,   MARCH 31,     DECEMBER 31,   MARCH 31,     DECEMBER 31,   MARCH 31,
                                                 1994*        1994**          1994*        1994**          1994*        1994**
                                             -----------   -----------    -----------   -----------    -----------   -----------
ASSETS
Cash and Cash Equivalents                    $    22,873   $    76,287    $    18,606   $    13,284    $     4,267   $    63,003
Marketable Securities                              1,544        78,241          -             -              1,544        78,241
Receivables -
   Residential Mortgage Loans                    278,374       677,641          -             -            278,374       677,641
   Other                                         241,726       251,531        229,913       226,674         11,813        24,857
   Affiliates                                      -             -              -             -             53,942        80,806
Inventories                                    1,194,344     1,097,457      1,194,344     1,097,457          -             -
Investments -
   Centex Development Company, L.P.               62,195        71,000         62,195        71,000          -             -
   Centex Construction Products, Inc.             88,085         -             88,085         -              -             -
   Joint Ventures and Other                        4,703        56,928          4,703        56,928          -             -
   Unconsolidated Subsidiaries                     -             -             41,625         5,263          -             -
Property and Equipment, net                       44,880       188,930         26,903       169,234         17,977        19,696
Government-Guaranteed S&L Assets -
   Receivables                                     -            19,030          -             -              -            19,030
   Covered Assets                                  -            24,737          -             -              -            24,737
Other Assets and Deferred Charges                 40,591        38,574         19,426        22,101         21,165        16,473
                                             -----------   -----------    -----------   -----------    -----------   -----------
                                             $ 1,979,315   $ 2,580,356    $ 1,685,800   $ 1,661,941    $   389,082   $ 1,004,484
                                             ===========   ===========    ===========   ===========    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities     $   569,645   $   618,943    $   523,977   $   504,622    $    45,668   $   114,321
S&L Deposits and FHLB Borrowings                   -           211,055          -             -              -           211,055
Short-term Debt                                  477,318       783,585        227,572       206,638        249,746       576,947
Long-term Debt                                   222,523       222,832        222,523       222,832          -             -
Deferred Income Taxes                             35,182        51,180         37,081        35,088         (1,899)       16,092
Negative Goodwill                                  -            24,102          -            24,102          -             -
Stockholders' Equity                             674,647       668,659        674,647       668,659         95,567        86,069
                                             -----------   -----------    -----------   -----------    -----------   -----------
                                             $ 1,979,315   $ 2,580,356    $ 1,685,800   $ 1,661,941    $   389,082   $ 1,004,484
                                             ===========   ===========    ===========   ===========    ===========   ===========

See notes to condensed consolidated financial statements.                 In the supplemental data presented above, "Centex
                                                                          Corporation" represents the adding together of all
* Unaudited                                                               subsidiaries other than those included in Financial
** Condensed from audited financial statements.                           Services (CTX Mortgage and CTX Holding Company and
                                                                          Affiliates). Transactions between Centex Corporation
                                                                          and Financial Services have been eliminated from the
                                                                          Centex Corporation and Subsidiaries balance sheets.

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE NINE MONTHS ENDED                                                     DECEMBER 31,
                                                                      ---------------------------
                                                                          1994            1993
                                                                      -----------     -----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                       $    83,356     $    63,438
   Adjustments -
      Depreciation, Depletion and Amortization                              2,938          14,433
      Deferred Income Taxes                                                (8,543)        (12,399)
      Equity in Loss (Earnings) of Joint Ventures and
         Unconsolidated Subsidiaries, net                                     740          (2,650)
      Equity in Earnings of Affiliate (CXP)                                (8,909)          -
                                                                      -----------     -----------
                                                                           69,582          62,822

   Decrease (Increase) in Receivables                                       9,805         (32,776)
   Increase in Inventories                                                (97,204)       (135,236)
   (Decrease) Increase in Payables and Accruals                           (66,444)         51,908
   (Increase) Decrease in Other Assets                                     (3,039)            529
   Other, net                                                              (7,311)         (7,007)
                                                                      -----------     -----------
                                                                          (94,611)        (59,760)
                                                                      -----------     -----------

CASH FLOWS - INVESTING ACTIVITIES
   Decrease (Increase) in Advances to Joint Ventures and
      Unconsolidated Subsidiaries                                          60,290          (6,959)
   Increase in Investment in Centex Construction Products, Inc.           (79,176)          -
   Decrease in Property and Equipment
       due to CXP initial public offering, net                            146,657           -
   Property and Equipment Additions, net                                  (11,185)        (25,840)
   Decrease in Marketable Securities                                       76,697          17,859
                                                                      -----------     -----------
                                                                          193,283         (14,940)
                                                                      -----------     -----------

CASH FLOWS - FINANCING ACTIVITIES
   Decrease (Increase) in Residential Mortgage Loans                      399,146        (199,038)
   Decrease in Government-Guaranteed S&L Assets                            43,767          10,926
   (Decrease) Increase in S&L Deposits and Debt                          (211,055)         22,698
   (Decrease) Increase in Debt                                           (306,576)        235,966
   Stock and Dividend Transactions, net                                   (77,368)          5,718
                                                                      -----------     -----------
                                                                         (152,086)         76,270
                                                                      -----------     -----------

NET (DECREASE) INCREASE IN CASH                                           (53,414)          1,570

CASH AT BEGINNING OF YEAR                                                  76,287          26,065
                                                                      -----------     -----------

CASH AT END OF PERIOD                                                 $    22,873     $    27,635
                                                                      ===========     ===========

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994
                                  (unaudited)


(A) A summary of changes in stockholders' equity is presented below:


                                                                        CAPITAL IN
                                                            COMMON       EXCESS OF     RETAINED
                                                             STOCK       PAR VALUE     EARNINGS       TOTAL
                                                          -----------   -----------   -----------   -----------
                                                                          (dollars in thousands)
    Balance, March 31, 1994                               $     7,916   $    26,631   $   634,112   $   668,659
    Net Earnings                                                -             -            83,356        83,356
    Exercise of Stock Options                                      18         1,030           120         1,168
    Retirement of 3,108,100 Shares                               (775)      (27,402)      (45,861)      (74,038)
    Cash Dividends                                              -             -            (4,498)       (4,498)
                                                          -----------   -----------   -----------   -----------

    BALANCE, DECEMBER 31, 1994                            $     7,159   $       259   $   667,229   $   674,647
                                                          ===========   ===========   ===========   ===========


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

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                                                 DECEMBER 31,      MARCH 31,
                                                                                     1994            1994*
                                                                                 -----------      -----------
ASSETS
   Cash and Cash Equivalents                                                     $    24,103      $    76,388
   Marketable Securities                                                               1,544           78,241
   Receivables                                                                       524,148          930,428
   Inventories                                                                     1,311,137        1,223,753
   Investments in
      Centex Construction Products, Inc.                                              88,085              -
      Joint Ventures and Unconsolidated Subsidiaries                                   4,703           56,928
   Property and Equipment, net                                                        44,880          188,930
   Government-Guaranteed S&L Assets                                                    -               43,767
   Other Assets and Deferred Charges                                                  40,591           38,574
                                                                                 -----------      -----------

                                                                                 $ 2,039,191      $ 2,637,009
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                                      $   572,520      $   620,824
   S&L Deposits and FHLB Borrowings                                                    -              211,055
   Short-term Debt                                                                   533,625          837,734
   Long-term Debt                                                                    222,523          222,832
   Deferred Income Taxes                                                              35,182           51,180
   Negative Goodwill                                                                   -               24,102
   Stockholders' Equity                                                              675,341          669,282
                                                                                 -----------      -----------
                                                                                 $ 2,039,191      $ 2,637,009
                                                                                 ===========      ===========

*Condensed from audited financial statements.

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
FOR THE NINE MONTHS ENDED                                                            1994            1993
                                                                                 ------------     -----------
   Revenues                                                                      $ 2,485,202      $ 2,354,680
   Costs and Expenses                                                              2,353,954        2,253,376
                                                                                 -----------      -----------

   Earnings Before Income Taxes                                                      131,248          101,304
   Income Taxes                                                                       47,821           37,952
                                                                                 -----------      -----------

   NET EARNINGS                                                                  $    83,427      $    63,352
                                                                                 ===========      ===========

   (C) In order to assure the future availability of land for home building, the Company has made deposits totaling $6 million as of December 31, 1994 for options to purchase properties having a total purchase price of approximately $367 million. These options expire at various dates to 2000. The Company has also committed to purchase land and developed lots totaling approximately $76 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $7 million.

   (D) Interest expenses relating to the financial services operations (Mortgage Banking and Savings and Loan) are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.

                                                        NINE MONTHS ENDED
                                                    ------------------------
                                                    12/31/94        12/31/93
                                                    --------        --------
        Total Interest Incurred                     $ 45,026        $ 52,857
        Less -
             Financial Services                      (21,807)        (31,282)
                                                    --------        --------

        INTEREST EXPENSE                            $ 23,219        $ 21,575
                                                    ========        ========


   (E) During the quarter ended June 30, 1994, Centex Construction Products, Inc. completed an initial public offering of 51% of its stock and is trading on the New York Stock Exchange under the symbol "CXP." Centex received a dividend and other payments from CXP totaling approximately $186 million.

   (F) In December 1994, Centex completed the sale of the deposits and branch facilities of its saving and loan, Texas Trust Savings Bank, FSB, to Coastal Banc ssb of Houston, Texas for a pre-tax gain of $3.2 million. Coastal Banc acquired Texas Trust's eight branches in Central Texas and assumed all of its customer deposit liabilities. Also during December 1994, the Assistance Agreement with the Federal Deposit Insurance Corporation was terminated and all outstanding disputes, claims and other matters related to the agency were settled. The completion of the sale is Centex's final step in exiting the savings and loan industry.

                               CENTEX CORPORATION


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

           Centex consolidated revenues for the quarter were $793 million, slightly higher than revenues of $790 million for the same quarter last year. Centex's net earnings for the quarter ended December 31, 1994 were $13.1 million versus $23.6 million for the same quarter last year. Earnings per share for this year's quarter were $.44 compared to $.72 for the same quarter in fiscal 1994. Earnings per share declined less than net earnings due to fewer average shares outstanding in the current quarter. For the nine months ended December 31, 1994, corporate revenues totaled $2.5 billion, up 12% over $2.2 billion for the same period last year. Net earnings for the current nine months, prior to the gain on the sale of a 51% interest in Centex Construction Products, Inc. (CXP), Centex's former Construction Products subsidiary, were $45.9 million versus $63.4 million for the same period last year. Including the gain, Centex's total net earnings for the current nine months were $83.4 million. Earnings per share for the nine months this year, before the CXP gain, were $1.49 compared to $1.94 for the same period in fiscal 1994. Including the gain, Centex's earnings per share for the current nine months were $2.71.

           On April 19, 1994, CXP completed the sale of 11,730,000 shares, or 51%, of its common stock through an initial public offering. Including a dividend and other payments, Centex received $186 million from the transaction and used the funds to reduce its short-term debt. Centex retains ownership of 49% of CXP's stock.

           The following table compares Home Building results for the quarter and fiscal year-to-date ended December 31, 1994 to the quarter and fiscal year-to-date ended December 31, 1993 (in millions, except unit and per unit data):


                                                                                  Fiscal                 Fiscal
                               Quarter Ended          Quarter Ended            Year-to-Date           Year-to-Date
                                  12/31/94              12/31/93                 12/31/94               12/31/93
                             -------------------   -------------------     --------------------    --------------------
 Home Building Revenues     $  485.0      100.0%    $  486.0     100.0%    $1,571.9     100.0%      $1,327.2     100.0%

 Cost of Sales                (398.8)     (82.2)%     (404.9)    (83.3)%   (1,302.1)    (82.8)%     (1,108.0)    (83.5)%

 Selling, General &
    Administrative             (61.9)     (12.8)%      (54.8)    (11.3)%     (185.2)    (11.8)%       (154.8)    (11.7)%
                            --------      -----        -----     -----      ------      -----       --------     -----

 Operating Earnings         $   24.3        5.0%    $   26.3       5.4%    $   84.6       5.4%      $   64.4       4.8%
                            ========     ======     ========    ======     ========    =======      ========     =====

 Units Closed                  2,994                   3,245                  9,696                    9,051

 Unit Sales Price           $160,331                $147,909               $157,814                 $145,039
    % Change                    8.4%                    6.0%                   8.8%                     5.8%

 Operating Earnings per
    Unit                      $8,133                  $8,090                 $8,727                   $7,113
    % Change                    .05%                    5.3%                  22.7%                   (1.5)%

           Home Building revenues for the current quarter were $485.0 million, versus $486.0 million for the same quarter in the prior year. Operating earnings from Home Building were $24.4 million for the quarter this year, 7% less than $26.3 million for the same quarter in fiscal 1994. Home closings for the current quarter totaled 2,994 units, 8% less than 3,245 units for the same quarter last year. Sales increased in the Company's West region but were down substantially in its Southwest and Midwest regions. Unit orders for the quarter this year were 2,223. For the nine months, Home Building revenues were $1.57 billion this year, an 18% increase over $1.33 million for the same period last year. Operating earnings from Home Building reached an all-time high of $84.6 million, 31% higher than $64.4 million a year ago. Home closings for the nine months rose to 9,696 units this year from 9,051 units for the similar period last year. Unit orders for the current nine months were 16% less than orders for the same period a year earlier. The backlog of homes sold but not closed at December 31, 1994 was 3,966 units, 28% less than the backlog of 5,509 units at December 31, 1993 and 16% below the backlog of 4,737 units reported at September 30, 1994.

           Current quarter revenues from Financial Services, which combines the results of the Mortgage Banking and the Savings and Loan operations, totaled $27.3 million, a 52% decline from $57.4 million a year ago. Operating earnings from Financial Services were $4.0 million for the quarter this year, an 81% decline from $21.0 million for the same quarter a year ago. Of the total, Mortgage Banking operating loss was $2.1 this year compared to earnings of $20.7 million for the same quarter in fiscal 1994. Operating earnings from the Savings and Loan, including $3.2 million from the December 1994 sale of the deposits and branch operations of the S&L, were $6.1 million for the quarter this year compared to $329,000 for the same quarter a year ago. Reflecting industry-wide business conditions, mortgage originations closed for the quarter were 8,223, 49% less than 16,050 closings for the same quarter last year. Originations for Centex-built homes were 1,851 this year, a 24% decline from a year earlier. "Spot" (third-party) originations declined 53% to 6,372 in the current quarter.

           For the nine months ended December 31, 1994, Financial Services revenues were $94.7 million, down 39% from $155.4 million for the same period last year. Operating earnings from Financial Services were $11.0 million for the nine months this year versus $59.0 million for the same period a year ago. Of the total, operating earnings from Mortgage Banking were $3.1 million for the current nine months compared to $57.6 million for the same period last year. Savings and Loan operating earnings, including proceeds from the sale of the operation, were $7.9 million for the current nine months compared to $1.4 million for the same period in the prior year. Loans closed for the current nine months were 29,883, 35% less than loan closings for the same period last year. Originations for Centex homes declined 4% for the current nine months, while spot originations declined 40% for the nine months this year. Mortgage Banking results have been negatively impacted by an increasingly competitive environment since early in calendar 1994. Rapidly rising interest rates substantially reduced refinancing activity and caused consumers to shift from more profitable fixed rate mortgages to lower-margin adjustable rate product. Mortgage profitability also has been affected by the costs associated with downsizing the organization to match the major industry-wide reduction in business volume.

           In December 1994, Centex sold the deposits and branches of its savings and loan for a pre-tax gain of $3.2 million. In addition, the assistance agreement with the Federal Deposit Insurance Corporation has been terminated and all outstanding disputes, claims and other matters related to the agency have been settled. The completion of the sale is Centex's final step in exiting the savings and loan industry.

           Revenues from Contracting and Construction Services were $280.9 million for the quarter this year, a 14% increase over revenues of $246.5 million reported for the same quarter in the prior fiscal year. Contracting and Construction Services reported an operating loss of $570,000 this year compared to a $1.6 million loss for the same quarter in fiscal 1994. The division continues to be negatively affected by competitive pressure on margins. For the nine months, Contracting and Construction Services had revenues of $814.8 million this year, 12% higher than $726.6 million for the same period in fiscal 1994. The division had an operating loss of $1.7 million for the current nine months compared to a loss of $2.9 million for the same period last year. The Construction Group received $455 million of new contracts for the quarter this year but prior to the end of the quarter a previously awarded contract totaling $150 million was put on hold, resulting in net new contracts totaling $305 million. This compares to $398 million of new work for the same quarter in fiscal 1994. The backlog of uncompleted construction contracts at December 31, 1994 was an all-time high $1.40 billion, 9% higher than $1.29 billion at December 31, 1993.

           For the current quarter, Centex Corporation's 49% "Equity in Earnings of Affiliate (CXP)" was $4.3 million compared with $2.6 million for last year's quarter (which represented Centex's 100% ownership of CXP). For the nine months, Centex's 49% "Equity in Earnings of Affiliate (CXP)" was $13.8 million versus $14.5 million for the similar period a year ago when Centex owned 100% of CXP. Construction Products continues to benefit from improved demand and pricing for its cement and gypsum wallboard products.


STOCK REPURCHASE PROGRAM

           Since April 1994, the Company has repurchased about 3.25 million shares of its common stock under its 4.1 million share repurchase program. Depending on market conditions, the Company will continue to repurchase shares under its remaining authorization.


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


OUTLOOK

           During the quarter, the Company entered into an agreement with Dallas-based Vista Properties, Inc. under which a subsidiary of Centex has agreed to acquire equity interests in Vista and in its affiliated partnership, Vista Partners, as part of a proposed prepackaged bankruptcy structuring by Vista. For an investment of approximately $65 million, Centex would acquire ownership in a portfolio of more than 40 properties, comprising over 4,000 acres in seven states. The land is zoned, planned or developed for: single- and multi-family residential - 50%; office and industrial - 35%; and retail and commercial - 15%. The acquisition would provide Centex with future residential sites in several of its existing markets as well as significant development opportunities in retail, industrial and office segments. The transaction is expected to be completed by summer 1995.

           Home sales will continue to be negatively impacted by higher interest rates, the competitive housing environment and the liquidation of excess housing inventory in certain markets. The Company will continue to downsize its mortgage banking organization in order to position this operation for profitability at lower volume levels. In addition, the Company believes that the flattening of the yield curve will make the more profitable fixed-rate loans increasingly attractive to customers. A stable or reduced interest rate environment would have a positive impact on both the Home Building and Mortgage Banking operations.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION




ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits


                    Exhibit 27 - Financial Data Schedule


             (b)  Reports on Form 8-K


                    The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1994.


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



                                           CENTEX CORPORATION
                                  ---------------------------------------
                                               Registrant


 February 10, 1995                      /s/ David W. Quinn
                                  ---------------------------------------
                                            David W. Quinn
                                   Executive Vice President and Chief
                                            Financial Officer
                                     (principal financial officer)



 February 10, 1995                      /s/ Michael S. Albright
                                  ---------------------------------------
                                           Michael S. Albright
                                  Vice President - Finance and Controller
                                         (chief accounting officer)

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
                                  (unaudited)


                                                                 FOR THE THREE MONTHS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------------------
                                                          1994                                            1993
                                      --------------------------------------------    -------------------------------------------
                                                                     3333 HOLDING                                    3333 HOLDING
                                                        CENTEX        CORPORATION                       CENTEX        CORPORATION
                                                      DEVELOPMENT        AND                          DEVELOPMENT         AND
                                       COMBINED      COMPANY, L.P.    SUBSIDIARY       COMBINED      COMPANY, L.P.    SUBSIDIARY
                                      -----------    -------------   -------------    -----------    -------------    -----------
Revenues                              $     4,467     $     4,325     $       379     $       374     $       275     $       136

Costs and Expenses                          4,728           4,608             357             798             670             165
                                      -----------     -----------     -----------     -----------     -----------     -----------

Earnings (Loss) Before Income Taxes          (261)           (283)             22            (424)           (395)            (29)

Income Taxes                                  -               -               -               -               -               -
                                      -----------     -----------     -----------     -----------     -----------     -----------

NET EARNINGS (LOSS)                   $      (261)    $      (283)    $        22     $      (424)    $      (395)    $       (29)
                                      ===========     ===========     ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                               $      (283)    $        22                     $      (395)    $       (29)
                                                      ===========     ===========                     ===========     ===========


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF OPERATIONS
              (dollars in thousands, except per share/unit data)
                                  (unaudited)


                                                                 FOR THE NINE MONTHS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------------------
                                                          1994                                            1993
                                      --------------------------------------------    -------------------------------------------
                                                                     3333 HOLDING                                    3333 HOLDING
                                                        CENTEX        CORPORATION                       CENTEX        CORPORATION
                                                      DEVELOPMENT        AND                          DEVELOPMENT         AND
                                       COMBINED      COMPANY, L.P.    SUBSIDIARY       COMBINED      COMPANY, L.P.    SUBSIDIARY
                                      -----------    -------------   -------------    -----------    -------------    -----------
Revenues                              $     8,902     $     8,499     $     1,091     $    12,438     $    12,146     $       404

Costs and Expenses                          9,529           9,197           1,020          13,790          13,412             490
                                      -----------     -----------     -----------     -----------     -----------     -----------

Earnings (Loss) Before Income Taxes          (627)           (698)             71          (1,352)         (1,266)            (86)

Income Taxes                                  -               -               -               -               -               -
                                      -----------     -----------     -----------     -----------     -----------     -----------

NET EARNINGS (LOSS)                   $      (627)    $      (698)    $        71     $    (1,352)    $    (1,266)    $       (86)
                                      ===========     ===========     ===========     ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                               $      (698)    $        71                     $    (1,266)    $       (86)
                                                      ===========     ===========                     ===========     ===========


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                      CONDENSED COMBINING BALANCE SHEETS
                            (dollars in thousands)



                                               DECEMBER 31, 1994*                            MARCH 31, 1994**
                                      --------------------------------------------    -------------------------------------------
                                                                     3333 HOLDING                                    3333 HOLDING
                                                        CENTEX        CORPORATION                       CENTEX        CORPORATION
                                                      DEVELOPMENT        AND                          DEVELOPMENT         AND
                                       COMBINED      COMPANY, L.P.    SUBSIDIARY       COMBINED      COMPANY, L.P.    SUBSIDIARY
                                      -----------    -------------   -------------    -----------    -------------    -----------
ASSETS
   Cash                               $     1,230     $     1,228     $         2     $       101     $       101     $       -
   Accounts Receivable                        177             663             177             238             873             133
   Notes Receivable -
      Centex Corporation and
        Subsidiaries                        7,700             -             7,700           7,700             -             7,700
      Other                                 4,048           4,048             -             1,151           1,151             -
   Investment in Affiliate                    -               -               767             -               -               767
   Projects Held for
      Development & Sale -
      Forster Ranch                        52,565          52,565             -            49,199          49,199             -
      Other                                64,163          64,163             -            69,703          69,703             -
                                      -----------     -----------     -----------     -----------     -----------     -----------
                                      $   129,883     $   122,667     $     8,646     $   128,092     $   121,027     $     8,600
                                      ===========     ===========     ===========     ===========     ===========     ===========


LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and
      Accrued Liabilities             $     3,659     $     3,470     $       852     $     3,263     $     3,154     $       877
   Notes Payable -
      Centex Corporation
        and Subsidiaries                    7,600             -             7,600           7,600             -             7,600
      Forster Ranch                        52,565          52,565             -            49,199          49,199             -
      Other                                 3,742           3,742             -             4,950           4,950             -
   Land Sale Deposits                           5               5             -               141             141             -
                                      -----------     -----------     -----------     -----------     -----------     -----------
         Total Liabilities                 67,571          59,782           8,452          65,153          57,444           8,477

         Stockholders' Equity and
            Partners' Capital              62,312          62,885             194          62,939          63,583             123
                                      -----------     -----------     -----------     -----------     -----------     -----------
                                      $   129,883     $   122,667     $     8,646     $   128,092     $   121,027     $     8,600
                                      ===========     ===========     ===========     ===========     ===========     ===========


*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)


                                                                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------------------
                                                          1994                                            1993
                                      --------------------------------------------    -------------------------------------------
                                                                     3333 HOLDING                                    3333 HOLDING
                                                        CENTEX        CORPORATION                       CENTEX        CORPORATION
                                                      DEVELOPMENT        AND                          DEVELOPMENT         AND
                                       COMBINED      COMPANY, L.P.    SUBSIDIARY       COMBINED      COMPANY, L.P.    SUBSIDIARY
                                      -----------    -------------   -------------    -----------    -------------    -----------
CASH FLOWS - OPERATING ACTIVITIES
 Net Earnings (Loss)                  $     (627)     $     (698)     $     71        $  (1,352)      $  (1,266)      $    (86)
 Net Change in Payables, Accruals,
  Deposits and Receivables                   321             390           (69)             502             415             87
 Increase in Notes Receivable             (2,897)         (2,897)          -               (519)           (519)           -
 Decrease in Projects Held
  for Development and Sale                 2,174           2,174           -              6,721           6,721            -
                                      ----------      ----------      --------        ---------       ---------       --------
                                          (1,029)         (1,031)            2            5,352           5,351              1
                                      ----------      ----------      --------        ---------       ---------       --------

CASH FLOWS - FINANCING ACTIVITIES
 Increase (Decrease) in Notes Payable      2,158           2,158           -             (6,122)         (6,122)           -
                                      ----------      ----------      --------        ---------       ---------       --------
                                           2,158           2,158           -             (6,122)         (6,122)           -
                                      ----------      ----------      --------        ---------       ---------       --------

NET INCREASE (DECREASE) IN CASH            1,129           1,127             2             (770)           (771)             1

CASH AT BEGINNING OF YEAR                    101             101           -              1,252           1,252            -
                                      ----------      ----------      --------        ---------       ---------       --------


CASH AT END OF PERIOD                 $    1,230      $    1,228      $      2        $     482       $     481       $      1
                                      ==========      ==========      ========        =========       =========       ========



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               DECEMBER 31, 1994
                                  (unaudited)

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

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $4,243,000 and $1,716,000 for the nine months ended December 31, 1994 and 1993 respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).

                                                                For the Nine Months Ended December 31, 1994
                                              ---------------------------------------------------------------------------
                                                       Centex Development                  3333 Holding Corporation
                                                          Company, L.P.                        and Subsidiary
                                              ------------------------------------   ------------------------------------
                                                CLASS B     GENERAL      LIMITED                  CAPITAL IN
                                                 UNITS     PARTNERS'    PARTNERS'      STOCK      EXCESS OF     RETAINED
                                  COMBINED     WARRANTS      CAPITAL      CAPITAL     WARRANTS    PAR VALUE     EARNINGS
                                  --------     --------     --------     --------     --------    ---------     --------
 Balance at March 31, 1994       $   62,939   $      500   $     767    $  62,316     $       1    $     800     $  (678)

 Net Earnings (Loss)                   (627)           -           -         (698)            -            -          71
                                 ----------   ----------   ---------    ---------     ---------    ---------     -------
 BALANCE AT DECEMBER 31, 1994    $   62,312   $      500   $     767    $  61,618     $       1    $     800     $  (607)
                                 ==========   ==========   =========    =========     =========    =========     =======


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


RESULTS OF OPERATIONS

         For the nine months ended December 31, 1994, the combined entities had revenues of $8,902,000 and a loss of $627,000. For the quarter, revenues were $4,467,000 and the loss was $261,000. The revenues for the nine months included proceeds from the sale of commercial property in California and Texas, and residential property in Florida, New Jersey and Illinois. Due to the financial dynamics of the Partnership's business, a comparison with the revenues from real estate sales for the same period in 1993 is not meaningful. The timing of future revenues from the development and sale of real estate will result in fluctuating operating results for the Partnership.

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits


                     Exhibit 27.1 - Financial Data Schedule
                     Exhibit 27.2 - Financial Data Schedule


             (b)   Reports on Form 8-K


                     The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1994.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       3333 HOLDING CORPORATION
                                   --------------------------------
                                              Registrant



 February 10, 1995                     /s/ J. Stephen Bilheimer
                                   --------------------------------
                                        J. Stephen Bilheimer
                                            President



 February 10,  1995                         /s/ Roger Sefzik
                                         ------------------------
                                               Roger Sefzik
                                        Vice President and Treasurer
                                         (chief accounting officer)

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CENTEX DEVELOPMENT COMPANY, L.P.
                                    ---------------------------------------
                                                  Registrant
                                        By:  3333 Development Corporation,
                                                General Partner


 February 10,  1995                         /s/ J. Stephen Bilheimer
                                     --------------------------------------
                                              J. Stephen Bilheimer
                                                    President


 February 10, 1995                             /s/ Roger Sefzik
                                     --------------------------------------
                                                  Roger Sefzik
                                           Vice President and Treasurer
                                            (chief accounting officer)

                                EXHIBIT INDEX


Exhibit
  No.                           Description
- -------                         -----------
 27                         Financial Data Schedule
 27.1                       Financial Data Schedule
 27.2                       Financial Data Schedule
