Form 10-K405
period 1995-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1995-06-02
CIK 18532, 818762, 818764

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

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

                                          NAME OF EACH                                                    NAME OF EACH
                                       EXCHANGE ON WHICH                                               EXCHANGE ON WHICH
       TITLE OF EACH CLASS                 REGISTERED                  TITLE OF EACH CLASS                 REGISTERED
      --------------------          -----------------------       ----------------------------      -----------------------
                       CENTEX CORPORATION                                           3333 HOLDING CORPORATION

          COMMON STOCK                   NEW YORK STOCK                   COMMON STOCK                   NEW YORK STOCK
        ($.25 PAR VALUE)                    EXCHANGE                    ($.01 PAR VALUE)                    EXCHANGE

                                                                                CENTEX DEVELOPMENT COMPANY, L.P.
                                                                      WARRANTS TO PURCHASE               NEW YORK STOCK
                                                                      CLASS B UNITS OF                      EXCHANGE
                                                                      LIMITED PARTNERSHIP
                                                                      INTEREST EXPIRING
                                                                      NOVEMBER 30, 1997

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. X
                        ---

     The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on May 30, 1995 was approximately $780 million.

     Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on May 30, 1995:

Centex Corporation                            Common Stock                                            28,147,011 shares
3333 Holding Corporation                      Common Stock                                                 1,000 shares
Centex Development Company, L.P.              Class A Units of Limited Partnership Interest                1,000 units

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.III and B.III of this Report:

     Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 27, 1995.

================================================================================

                             JOINT ANNUAL REPORT ON
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995


                      CENTEX CORPORATION AND SUBSIDIARIES
                                      AND
                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


                          JOINT EXPLANATORY STATEMENT

      On November 30, 1987, Centex Corporation ("Centex" or the "Company") distributed as a dividend to its stockholders (through a nominee, the "Nominee") all of the issued and outstanding shares of the common stock, par value $.01 per share ("Holding Common Stock"), of 3333 Holding Corporation, a Nevada corporation, ("Holding"), and 900 warrants (the "Stockholder Warrants") to purchase Class B Units of limited partnership interest in Centex Development Company, L.P., a Delaware limited partnership, ("CDC" or the "Partnership"). Pursuant to an agreement with the Nominee (the "Nominee Agreement"), the Nominee is the record holder of the Stockholder Warrants and 1,000 shares of Holding Common Stock, which constitutes all of the issued and outstanding capital stock of Holding, on behalf of and for the benefit of persons who are from time to time the holders of the common stock, par value $.25 per share ("Centex Common Stock"), of Centex ("Centex Stockholders"). Each Centex Stockholder owns a beneficial interest in that portion of the 1,000 shares of Holding Common Stock and the Stockholder Warrants that the total number of shares of Centex Common Stock held by such stockholder bears to the total number of shares of Centex Common Stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each Centex Stockholder's beneficial interest in such pro rata portion of the shares of Holding Common Stock and the Stockholder Warrants is represented by the certificate or certificates evidencing such Centex Stockholder's Centex Common Stock, and is currently tradeable only in tandem with, and as a part of, each such Centex Stockholder's Centex Common Stock.
The tandem securities are listed and traded on the New York Stock Exchange and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd. and are registered with the Securities and Exchange Commission (the "Commission") separately under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Holding and CDC were each organized in 1987 in connection with the distribution. 3333 Development Corporation, a wholly-owned subsidiary of Holding ("Development"), is the sole general partner of CDC.

      At present, Centex, Holding and CDC have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. PART A of this Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (the "Report") relates to Centex and its subsidiaries. PART B of this Report relates to Holding (and its subsidiary, Development) and to CDC.

      For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination. Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (H) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages F-18 - F-19 of
Exhibit 99 to this Report.

FORM 10-K
                               TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
 JOINT EXPLANATORY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2

 PART A.                                CENTEX CORPORATION AND SUBSIDIARIES
 -------

                                                       PART I
 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .             15

                                                      PART II

 Item  5.       Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . .             16
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . .             16
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16

                                                      PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . .             17
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . .             17
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . .             17

                                                      PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . .             17
 SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19




                                         ---------------------------------



 PART B.                           3333 HOLDING CORPORATION AND SUBSIDIARY AND
 -------                                 CENTEX DEVELOPMENT COMPANY, L.P.

                                                      PART I
                                                                                                              PAGE
                                                                                                              ----

 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              23
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              24
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .              24

                                                     PART II                                                  PAGE
                                                                                                              ----
 Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters . . . . . .              26
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .              28
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial
                 Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28

                                                     PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . .              28
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              30
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . .              31
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . .              34

                                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . .              35
 SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36-37

                                       ------------------------------------

 INDICES TO EXHIBITS

   CENTEX CORPORATION AND SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              38-41
   3333 HOLDING CORPORATION AND SUBSIDIARY . . . . . . . . . . . . . . . . . . . . . . . . . . .              42-43
   CENTEX DEVELOPMENT COMPANY, L.P.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              44-46

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

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

         Centex is incorporated in the State of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock") began trading publicly in 1969. As of May 30, 1995, 28,147,011 shares of Centex Common Stock, which are traded on the New York Stock Exchange (NYSE) and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd., were outstanding.

         Since its founding in 1950 as a Dallas, Texas-based residential and commercial construction company, Centex has evolved into a multi-industry company. Centex currently operates in three business segments: Home Building, Financial Services and Contracting and Construction Services. Centex also has a 49% interest in Centex Construction Products, Inc., a NYSE listed company in the construction products business.

         Centex is the nation's largest home builder (having built and delivered, through its wholly-owned subsidiary Centex Real Estate Corporation d/b/a Centex Homes ("CREC" or "Centex Homes"), 12,964 homes in its fiscal year ended March 31, 1995). Centex's Home Building operations currently involve the construction and sale of residential housing in 289 neighborhoods in 44 different markets. These activities also include the purchase and development of land. Centex has participated in the home building business since 1950.

         Centex's Financial Services operations in fiscal 1995 included mortgage origination and other related services on homes sold by Centex subsidiaries and by third parties as well as the operation of a savings and loan. Centex has been in the mortgage banking business since 1973. Centex is a leading retail mortgage originator (originating approximately $4.2 billion of residential mortgages in fiscal 1995). In 1988 the Company acquired a savings and loan operation with eight branch offices in central Texas. The savings and loan deposits and branch operations were sold and the savings and loan was liquidated in December 1994.

          Centex entered the contracting and construction services business in 1966 with the acquisition of J.W. Bateson Company, Inc. (now known as Centex Bateson Construction Company, Inc.), a Dallas-based contractor which has been in business since 1936. Additional significant acquisitions of construction companies were made in 1978, 1982 and 1990. Centex currently ranks as the nation's largest general building contractor. The contracting and construction activities of the Company involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities, condominiums and educational institutions.

         Centex's involvement in the construction products business started in 1963 when it began construction of its first cement plant. Since that time, this segment has expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete and gypsum wallboard. In April 1994, the

Company's formerly wholly-owned Construction Products group, Centex Construction Products, Inc. (CXP), completed an initial public offering of 51% of its stock, which shares are now traded on the New York Stock Exchange. CXP is the 6th largest U.S. owned cement producer and the nation's 13th largest cement producer. Centex retained a 49% interest in this group.

         In fiscal 1988, Centex established CDC. Reference is made to PART B of this Report for a discussion of the business of CDC.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Notes (B) and (I) of the Notes to Consolidated Financial Statements of Centex on pages F-10 - F-11 and F-20 - F-21 of Exhibit 99 to this Report contain additional information about the savings and loan and the Company's business segments for years ended March 31, 1995, 1994 and 1993 and are incorporated herein by reference.


                       NARRATIVE DESCRIPTION OF BUSINESS

HOME BUILDING

         The Company's Home Building operations primarily involve the construction and sale of residential housing, including the purchase and development of land. The Company's Home Building operations have ranked, by the number of units produced in a calendar year, as the largest U.S. builder of single-family homes since 1989. Centex is also the only company to rank among Professional Builder's top 10 home builders for each of the past 26 years. Centex sells to both first time and move-up buyers. Approximately 95% of the houses Centex sells are single-family detached homes and the remainder are townhomes and low-rise condominiums.

Markets

         Centex follows a strategy of reducing exposure to local market volatility by spreading operations across geographically and economically diverse markets. Centex presently builds in 44 market areas in 20 states and the United Kingdom. The markets are listed below by geographic areas.

         WEST             California -                      Seattle, Washington
                           East Bay Area                    Reno, Nevada
                           Sacramento                       Portland, Oregon
                           Bakersfield
                           Riverside/Orange/San Bernadino
                           Northern Los Angeles/Ventura
                           Central Valley (Fresno & Visalia)
                           San Diego

         MIDWEST          Chicago, Illinois                 Indianapolis, Indiana
                          Minneapolis, Minnesota            Columbus, Ohio
                          Denver, Colorado

         EAST             Nashville, Tennessee              Atlanta, Georgia
                          Virginia -                        North Carolina -
                            Northern Virginia                 Charlotte
                            Hampton Roads                     Raleigh/Durham
                          Maryland                          South Carolina -
                          East Windsor, New Jersey            Charleston
                                                              Columbia
                                                              Greenville

         SOUTHEAST        Florida -
                           Ft. Lauderdale                   Palm Beach
                           Jacksonville                     Bradenton/Sarasota
                           Naples/Ft. Myers                 Tampa
                           Orlando                          Titusville

         SOUTHWEST        Texas -                           Phoenix, Arizona
                           Austin                           Albuquerque, NM
                           Dallas/Fort Worth (3 markets)
                           Houston (2 markets)
                           Killeen
                           San Antonio

         In fiscal 1995, Centex closed 12,964 houses, including first time, move-up and, in some markets, custom homes, ranging in price from approximately $65,000 to about $650,000, with the average sale price being approximately $159,000. In the Dallas and San Antonio locations Centex has custom home divisions which offer higher-end homes.

         Summarized below are Centex's home closings, sales (orders) backlog and sales (orders) by geographic area for each of the five fiscal years ended March 31, 1995.

                                                          For the Year Ended March 31,
                                        --------------------------------------------------------------
                                            1995         1994         1993         1992         1991
                                            ----         ----         ----         ----         ----
        CLOSINGS (IN UNITS):
         West                              2,454        1,973        1,358          901          903
         Midwest                           1,283        1,114        1,118          860          808
         East                              2,921        2,599        2,118        1,595        1,731
         Southeast                         2,632        2,895        2,433        1,898        2,021
         Southwest                         3,674        3,982        3,252        2,485        2,399
                                         -------      -------      -------       ------       ------
                                          12,964       12,563       10,279        7,739        7,862
                                         =======      =======      =======       ======       ======


        AVERAGE SALES PRICE (000)        $   159      $   147       $  138       $  136       $  128
                                         =======      =======       ======       ======       ======


        SALES (ORDERS) BACKLOG,
        AT END OF PERIOD (IN UNITS):
         West                                603          756          663          581          266
         Midwest                             442          622          461          487          323
         East                                918        1,279        1,192          788          512
         Southeast                           892        1,387        1,260        1,022          636
         Southwest                         1,132        1,751        1,575        1,131          718
                                         -------      -------      -------        -----        -----
                                           3,987        5,795        5,151        4,009        2,455
                                         =======      =======      =======        =====        =====


        SALES (ORDERS) (IN UNITS):
         West                              2,301        2,066        1,440        1,047          676
         Midwest                           1,103        1,275        1,092        1,024          810
         East                              2,560        2,686        2,522        1,871        1,558
         Southeast                         2,137        3,022        2,671        2,284        1,887
         Southwest                         3,055        4,158        3,696        2,898        2,273
                                         -------      -------      -------        -----        -----
                                          11,156       13,207       11,421        9,124        7,204
                                         =======      =======      =======        =====        =====

Inventory Turnover

         The Company's policy has been to acquire land with the intent to complete the sale of housing units within 24-36 months from the date of acquisition. Generally, this involves land that is properly zoned and is either ready for development or, to a much lesser degree, already developed.

         The Company has acquired a substantial amount of its finished and partially improved lots and land under option agreements which are exercised over specified time periods, or in certain cases, as the lots are needed. The purchase of finished lots generally allows the Company to shorten the lead time to commence construction and reduces the risks of unforeseen improvement costs and volatile market conditions.

Competition and Other Factors

         The residential housing industry is essentially a "local" business and is highly competitive. Centex competes in each of its market areas with numerous other home builders. The Company's Home Building operations account for less than 2% of the total housing starts in the United States. The main competitive factors affecting Centex's Home Building operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and a builder's reputation. Management believes the Company competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

         The home building industry is cyclical and is particularly affected by changes in local economic conditions and in long-term and short-term interest rates and, to a lesser extent, changes in property taxes and energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environment affects both the demand for housing constructed by the Company and the Company's cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

         The housing industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state and local laws and regulations including zoning, building, environmental, advertising and consumer credit rules and regulations. The Company is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to building materials to be used and building designs. The Company's homes are inspected by local authorities.

         The Company's Home Building operations are subject to numerous federal, state and local regulatory schemes concerning, among other things, worker health and safety, zoning, building design, construction materials, and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment ("Environmental Laws"), including protection of endangered species. All of the foregoing regulatory requirements are applicable to all home building companies, and to date, compliance with the foregoing requirements has not had a material impact on the Company. The Company believes that it is in material compliance with all such requirements.

         Centex has numerous suppliers of all the materials and services and sources of lots and land used in home building and believes that it can deal effectively with any problems it may experience relating to the supply of materials and services as well as lots and land.

Vista Acquisition

         In December 1994, Centex International, Inc., a wholly-owned subsidiary of Centex Corporation, entered into an agreement with Dallas-based Vista Properties, Inc. under which it would acquire equity interests in Vista and in its affiliated partnership, Vista Partners, as part of a proposed prepackaged bankruptcy structuring by Vista. For an investment of approximately $70 million, Centex would acquire an ownership in a portfolio of properties, comprising over 4,000 acres in seven states. The land is zoned, planned or developed for: single- and multi-family residential, office and industrial, and retail and commercial. The acquisition would provide Centex with future residential sites in several of its existing markets as well as opportunities in retail, industrial and office segments. The transaction is expected to be completed during the summer of 1995, subject to the satisfaction of the condition stated in the agreement, including approval from Vista's securityholders and bankruptcy court approval.


United Kingdom Joint Venture

         In February 1995, Centex announced its wholly-owned subsidiary, Centex Homes (UK) Limited, had entered into a joint venture agreement with a London-area home builder, The Charles Church Group Limited ("Charles Church"), to build homes in the United Kingdom. The venture is the first entry into the international home building marketplace for Centex Homes. Centex Homes (UK) Limited and Charles Church each are contributing $3 million in cash, with the remaining $9 million financed by a United Kingdom bank, which is guaranteed by Centex Homes. In addition, Centex Homes will transfer some personnel to the United Kingdom to work with the venture.

         The new operation, Charles Church Homes Limited, acquired its first parcel of undeveloped land in Berkshire County, west of London. Located in Sunningdale, the parcel consists of 2.1 acres. Homes in the 3,500-4,000 square foot range, which will sell for approximately $750,000, should be ready for occupancy late in calendar 1995. Several other potential sites in the London area are currently being evaluated.


FINANCIAL SERVICES

         Financial Services consist of mortgage banking and, until December 1994, the savings and loan operations. The Company's mortgage banking activities are conducted through Centex's wholly-owned subsidiary, CTX Mortgage Company ("CTX"), which offers mortgage origination and other related services on homes sold by Centex Homes and by third parties. The savings and loan activities which were conducted through Texas Trust Savings Bank, FSB were sold in December 1994.


CTX Mortgage Company

         CTX was created in 1973 to provide mortgage financing for homes built by Centex Homes, Centex's home building operation. The establishment by CTX of mortgage offices in substantially all of Centex Homes' housing markets has enabled it to consistently provide mortgage financing for an average of 73% of the homes built by Centex Homes ("Builder Loans") over the past five years. In 1985, CTX expanded its operations to include third-party loans ("Spot Loans") that are not associated with the sale of homes built by Centex. At March 31, 1995, CTX had 110 offices located in 23 states. The offices vary in size depending on volume in each locality.

         During the 1995 fiscal year, due to the increase in mortgage rates and the related decline in refinancings, CTX downsized its operations. The division's operating locations and personnel were reduced by approximately 40%. CTX is updating and expanding its mortgage banking systems, including reautomating its accounting and loan delivery functions. This process will continue during fiscal 1996.

         The unit breakdown of Builder and Spot Loans for the five years ended March 31, 1995 are set forth in the following table:

                                                               For the Years Ended March 31,
                                                  -------------------------------------------------------
                                                    1995          1994        1993        1992       1991
                                                    ----          ----        ----        ----       ----
LOAN TYPES:
 Builder                                           8,504         9,289       7,758      5,897       6,002
 Spot                                             28,574        49,254      30,543     17,819      10,996
                                                  ------        ------      ------     ------      ------
                                                  37,078        58,543      38,301     23,716      16,998
                                                  ======        ======      ======     ======      ======


ORIGINATION VOLUME (IN BILLIONS)                    $4.2          $6.4        $4.2        $2.5       $1.5

PERCENT OF CENTEX
 CLOSINGS FINANCED                                   66%           74%         75%        76%         76%



        CTX provides mortgage origination and other mortgage related services for Federal Housing Administration ("FHA"), Veterans Administration ("VA") and conventional loans on homes built and sold by the Company or by others. The Company's mortgage loans are first-lien mortgages secured by 1-4 family residences. A majority of the conventional loans are conforming loans which qualify for inclusion in guaranteed programs sponsored by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"). The remainder of the conventional loans are pre-approved and individually underwritten by private investors who purchase such loans on a whole-loan basis for their investment portfolios.

        The principal sources of income from CTX's mortgage banking business are: loan origination fees; revenues from sale of servicing rights; positive carry (discussed below); and marketing gains and losses. Generally, CTX sells its right to service the mortgage loans to various loan servicing companies, therefore, it retains no mortgage servicing rights. Accordingly, CTX avoids the risk of early payoffs and foreclosures. CTX enters into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to its customers at a specified price and period, committing to sell mortgage loans to various investors. By immediately selling the mortgages for future delivery, substantially all interest rate risk is removed at the time of closing.

        CTX borrows money at short-term rates to fund its mortgage loans. During the 30-to-60 day period between the closing of a loan and delivery of such loan to the purchaser, CTX earns the interest accrued on the mortgage, which is normally a higher interest rate than the rate paid on the short-term loans used to fund the mortgage during this 30-to-60 day holding period. This positive spread between the long-term interest rate earned and the short-term interest rate paid is referred to as "positive carry", and generally represents a major source of income.

Competition and Other Factors

        The mortgage banking industry in the United States is highly competitive. CTX competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. Mortgage Banking results in fiscal 1995 were negatively impacted by an increasingly competitive environment. Rapidly rising interest rates commencing in February 1994, virtually stopped refinancing activity and caused consumers to shift from more profitable fixed-rate mortgages to lower-margin adjustable rate products.

        CTX is subject to the rules and regulations of, and examinations by, the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Department of Veterans' Affairs ("VA"), the Federal Housing Administration ("FHA"), the Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on CTX, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. CTX is required to maintain specified net worth levels by, and submit annual audited financial statements to FHA, VA, FNMA, FHLMC and GNMA and certain state regulators. CTX's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act ("RESPA") and the regulations promulgated under such statutes which prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the mortgage loan by the mortgagor.

        Other financial-related services provided by CTX affiliates include acting as an agent for the issuance of homeowners' insurance policies, title insurance policies and escrow services. CTX Insurance Agency provides hazard insurance to home buyers in Texas and Florida through third party insurance companies. During fiscal 1994, CTX opened its first commercial loan operation. In the current fiscal year, CTX entered into a joint venture agreement with another homebuilder to provide mortgage origination for homes built by this homebuilder. In addition, during fiscal 1995, an affiliate of CTX entered the second lien market whereby this CTX affiliate will originate second mortgages for home improvements and home equity lines of credit. The affiliate utilizes CTX's branch network and telemarketing to solicit potential customers.

Savings and Loan

        In December 1988, Centex purchased certain assets and assumed certain liabilities of four Texas savings and loan associations under the Federal Savings and Loan Insurance Corporation's assisted transactions process commonly known as the "Southwest Plan". The acquisition was made by Texas Trust Savings Bank, FSB ("Texas Trust"), a federal stock savings bank and subsidiary of CTX Holding Company ("CTX Holding"), a wholly-owned subsidiary of Centex. The acquisition was made pursuant to acquisition agreements and an assistance agreement (the "Assistance Agreement") with the Federal Savings and Loan Insurance Corporation (the "FSLIC").

        During December 1994, Texas Trust negotiated an early termination of the Assistance Agreement with the Federal Deposit Insurance Corporation ("FDIC") (as successor to the FSLIC). On December 30, 1994 Texas Trust's eight branch facilities were sold to a financial institution and all deposit liabilities were assumed by the purchaser. On the same day, immediately following the branch sale, Texas Trust was dissolved, thereby completing Centex's exit from the savings and loan industry.


CONTRACTING AND CONSTRUCTION SERVICES

        Centex's contracting and construction services work is performed nationwide. As a group, Centex's Contracting and Construction Services subsidiaries rank as one of the largest building contractors in the country as well as one of the largest U.S. - owned construction groups. The Construction Group is made up of seven firms with various geographic locations and project niches. The overall group is heavily weighted towards health care facility construction which represents nearly 40% of its mix. New contracts for fiscal 1995 totaled $1.15 billion versus $1.03 billion for fiscal 1994. The backlog of uncompleted contracts at March 31, 1995 was $1.33 billion, compared to $1.24 billion at March 31, 1994. The group's principal subsidiaries are as follows:

        CENTEX BATESON CONSTRUCTION COMPANY, INC. -   This Dallas-based
        contractor (acquired in 1966) has become one of the nation's larger general contractors specializing in government and competitively bid jobs. Its projects are nationwide.

        CENTEX-ROONEY CONSTRUCTION COMPANY, INC. - This Ft. Lauderdale-based subsidiary was acquired in 1978 and is one of the largest general contractors in the state of Florida. It operates primarily in Florida and handles predominantly negotiated work for private owners.

        CENTEX GOLDEN CONSTRUCTION COMPANY -  This company (acquired in fiscal
        1982) operates in the San Diego, Los Angeles and Northern California markets, handling both negotiated and competitively bid work.

        CENTEX-SIMPSON CONSTRUCTION COMPANY -   This contractor (organized in
        1966) is based in the Washington D. C. area and is engaged primarily in competitive bid work for the public sector.

        CENTEX-RODGERS CONSTRUCTION COMPANY - This company (organized in 1987) is headquartered in Nashville, Tennessee, and is active nationally in the private medical construction services market.

        CENTEX GREAT SOUTHWEST CORPORATION - This subsidiary (acquired in 1978) builds principally in the Tampa and Orlando areas and is a leading builder of airport terminals.

        CENTEX FORCUM LANNOM, INC. - This industrial contracting company (acquired in 1990) is located in Dyersburg, Tennessee and operates in Tennessee and surrounding states.

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

        Construction contracts are primarily entered into under two formats: competitively bid and negotiated jobs. In a competitively bid format, Centex will bid a fixed amount for which it will agree to construct the project based on an evaluation of detailed plans and specifications. In a negotiated job, the contractor bids on a fixed fee over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. Such contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. The Company's highest margins in contracting operations have historically been on competitively bid jobs. Currently, the margins on competitive bid and negotiated jobs are about equal. On average, about half of Centex's projects are competitively bid, public jobs and the other half are negotiated contracts with private owners. The Company's public work for federal, state and local governments includes hospitals, jails, airports, parking garages, office buildings, military facilities, post offices and convention and performing arts centers. Most of Centex's private owner contracts are for hotels, medical facilities and office buildings, plus some shopping centers and condominiums.

Competition and Other Factors

        The construction industry has become increasingly competitive, and Centex competes with numerous other companies. With respect to competitively bid projects, Centex generally competes for projects throughout the United States and with local, regional or national contractors, depending upon the nature of the project. For negotiated projects, Centex's subsidiaries compete primarily in the general geographical area where they are located and with other local, regional and national contractors. Centex solicits new projects by attending project bid meetings and meeting with builders and owners and through existing customers. Centex competes successfully on the basis of its reputation and financial strength.

        The Company's Contracting and Construction Services operations are affected by federal, state and local laws and regulations relating to worker health and workplace safety as well as Environmental Laws. With respect to health and safety matters, the Company believes that appropriate precautions are taken to protect employees and others from workplace hazards. Current Environmental Laws may require the Company's operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. The Company's Contracting and Construction Services operations are also affected by Environmental Laws regulating the use and disposal of hazardous materials encountered during demolition operations.

        The Company believes that the Contracting and Construction Services group's current procedures and practices are consistent with industry standards and that compliance by the Construction Group with the health and safety laws and Environmental Laws does not constitute a material burden or expense for the Company.

        The Company's Contracting and Construction Services operations obtain materials and services from numerous sources. The Company believes that its construction companies can deal effectively with any problems they may experience in the supply of materials and services.

EMPLOYEES

        The breakdown of employees by line of business as of March 31, 1995 is presented in the following table:

                 Lines of Business                                Employees
                 -----------------                                ---------
                 Home Building                                        2,491
                 Financial Services                                   1,654
                 Contracting and
                   Construction Services                              2,164
                 Corporate & Other                                       86
                                                                      -----
                                                                      6,395
                                                                      =====

The following is a summary of average balances and average interest rates for the periods ended December 31, 1994, March 31, 1994 and 1993.

                         TEXAS TRUST SAVINGS BANK, FSB
                      AVERAGE BALANCES AND INTEREST RATES
                                ($ IN THOUSANDS)


                                                   FOR THE PERIOD FROM APRIL 1, 1994                  For the Year
                                                       THROUGH DECEMBER 30, 1994                   Ended March 31, 1994
                                                  -------------------------------------     -------------------------------------
                                                             REVENUE/INTEREST
                                                    AVERAGE      EXPENSE                     Average  Revenue/Interest
                                                    BALANCE    (ANNUALIZED)        %         Balance      Expense            %
                                                  ---------    ------------     -------     ---------   -------------     -------
Earning assets:
   Interest-bearing deposits in other
     financial institutions and other
     investment securities  . . . . . . . . .      $132,022          $7,771       5.89%      $101,181         $ 5,208       5.15%
   Loans, primarily residential
     mortgage, net of $661, $830, and
     $1,565, respectively, of valuation
     adjustments  . . . . . . . . . . . . . .        21,199           1,484       7.00%        37,665           3,161       8.39%
   Assets covered by Fund assistance  . . . .        12,899             816       6.33%        60,827           1,316       2.16%
                                                   --------         -------     -------      --------         -------      ------
         Total earning assets . . . . . . . .       166,120          10,071       6.06%       199,673           9,685       4.85%
                                                                    -------     -------                       -------      ------

Cash and amounts due from banks . . . . . . .        10,507                                     3,465
Other assets  . . . . . . . . . . . . . . . .        26,874                                    25,446
                                                   --------                                  --------
         Total assets . . . . . . . . . . . .      $203,501                                  $228,584
                                                   ========                                  ========
Interest-bearing liabilities:
   Deposits . . . . . . . . . . . . . . . . .      $183,359           6,728       3.67%      $197,341           7,205       3.65%
   FHLB advances and short-term
     borrowings   . . . . . . . . . . . . . .         4,000             392       9.80%        10,882             622       5.72%
                                                   --------         -------     -------      --------         -------      ------
         Total interest-bearing liabilities .       187,359           7,120       3.80%       208,223           7,827       3.76%
                                                                    -------     -------                       -------      ------
Other liabilities . . . . . . . . . . . . . .         4,013                                     4,928
Stockholder's equity  . . . . . . . . . . . .        12,129                                    15,433
                                                   --------                                  --------
         Total liabilities and stock-
          holder's equity   . . . . . . . . .      $203,501                                  $228,584
                                                   ========                                  ========
Net interest margin . . . . . . . . . . . . .                       $ 2,951                                   $ 1,858
                                                                    =======                                   =======
Net yield on earning assets . . . . . . . . .                                     1.78%                                      .93%
                                                                                =======                                    ======
Net margin  . . . . . . . . . . . . . . . . .                                     2.26%                                     1.09%
                                                                                =======                                    ======
                                                                For the Year
                                                            Ended March 31, 1993
                                                   -------------------------------------
                                                     Average Revenue/Interest
                                                     Balance     Expense            %
                                                   ---------  --------------     -------
Earning assets:
   Interest-bearing deposits in other
     financial institutions and other
     investment securities  . . . . . . . . .       $ 78,756         $ 6,469       8.21%
   Loans, primarily residential
     mortgage, net of $661, $830, and
     $1,565, respectively, of valuation
     adjustments  . . . . . . . . . . . . . .         10,728           1,347      12.56%
   Assets covered by Fund assistance  . . . .        111,101           8,015       7.21%
                                                    --------          ------      ------
         Total earning assets . . . . . . . .        200,585          15,831       7.89%
                                                                      ------      ------

Cash and amounts due from banks . . . . . . .            807
Other assets  . . . . . . . . . . . . . . . .         84,500
                                                    --------
         Total assets . . . . . . . . . . . .       $285,892
                                                    ========
Interest-bearing liabilities:
   Deposits . . . . . . . . . . . . . . . . .       $217,561           9,480       4.36%
   FHLB advances and short-term
     borrowings   . . . . . . . . . . . . . .         47,735           2,567       5.38%
                                                    --------         -------      ------
         Total interest-bearing liabilities .        265,296          12,047       4.54%
                                                                     -------      ------
Other liabilities . . . . . . . . . . . . . .          4,254
Stockholder's equity  . . . . . . . . . . . .         16,342
                                                    --------
         Total liabilities and stock-
          holder's equity   . . . . . . . . .       $285,892
                                                    ========
Net interest margin . . . . . . . . . . . . .                        $ 3,784
                                                                     =======
Net yield on earning assets . . . . . . . . .                                      1.89%
                                                                                  ======
Net margin  . . . . . . . . . . . . . . . . .                                      3.35%
                                                                                  ======

ITEM 2. PROPERTIES

                                PLANT FACILITIES

     Prior to April 1994, the Company, in connection with its Construction Products operations, operated cement plants, quarries and related facilities at Buda, Texas, LaSalle, Illinois, Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are owned by separate joint ventures in each of which Centex had a 50% interest. The Company's principal aggregate plants and quarries were located in Austin and Fort Worth, Texas and Marysville, California. In addition, the Company operated gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico.

     In April, 1994, the Company's formerly wholly-owned subsidiary, Centex Construction Products, Inc.,completed the sale of 51% of its stock through an initial public offering.

     See "Item 1. Business" on pages 5-13 of this Report for additional information relating to the Company's properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III)

     The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers have been employed by the Company and/or one or more subsidiaries of the Company for the past five years. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 28, 1994, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.


                 NAME                  AGE                                POSITIONS WITH CENTEX
 ----------------------------------    ---        ------------------------------------------------------------------
 Michael S. Albright                   47         Vice President--Finance and Controller (Vice President--Finance
                                                  since July 1992; Controller since November 1987; Vice President from July 1989 to July 1992)

 Timothy R. Eller                      46         President, Chief Executive Officer and Chief Operating Officer of
                                                  Centex Real Estate Corporation (President and Chief Operating
                                                  Officer since January 1990; Chief Executive Officer since July
                                                  1991; Executive Vice President from July 1987 to January 1990)
 William J Gillilan III                49         President and Chief Operating Officer (President since July 1991;
                                                  Chief Operating Officer since January 1990; Executive Vice
                                                  President from July 1989 until July 1991)

 Laurence E. Hirsch                    49         Chairman of the Board and Chief Executive Officer (Chairman of the
                                                  Board since July 1991; Chief Executive Officer since July 1988;
                                                  President from March 1985 until July 1991)

 David W. Quinn                        53         Executive Vice President and Chief Financial Officer (since
                                                  February 1987)

 Raymond G. Smerge                     51         Vice President, Chief Legal Officer, General Counsel and Secretary
                                                  (Vice President and Chief Legal Officer since September 1985;
                                                  General Counsel and Secretary since April 1993)



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

  (See Item 7 below.)

ITEM 6.  SELECTED FINANCIAL DATA

  (See Item 7 below.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

   The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in Exhibit 99 to this Report:

      ITEMS                         CAPTION IN EXHIBIT 99                            Pages
      -----                         ---------------------                            -----
        5         Stock Prices and Dividends                                          F-1
        5         Indebtedness (Note (E) to Consolidated Financial                F-13 - F-14
                  Statements of Centex)

        6         Summary of Selected Financial Data                              F-30 - F-31

        7         Short-term Debt and Long-term Debt (Note (E) to                     F-13
                  Consolidated Financial Statements of Centex)
        7         Management's Discussion and Analysis of Results of              F-24 - F-29
                  Operations and Financial Condition

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information called for by this Item 8 is included in Exhibit 99 to this Report as set forth in the Index to Consolidated Financial Statements and Schedules on page 18 of this Report (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (See Item 11 below.)

ITEM 11. EXECUTIVE COMPENSATION

       Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the pages indicated) in the Company's Proxy Statement dated June 15, 1995 for the July 27, 1995 Annual Meeting of Stockholders (the "1995 Centex Proxy Statement"):

        ITEM                   CAPTION IN THE 1995 CENTEX PROXY STATEMENT                 PAGES
        ----                   ------------------------------------------                 -----
        10                                Election of Directors                            3-6
        10                                Section 16(a) Compliance                          14
        11                                Executive Compensation                           9-12
        12                                Security Ownership of Management
                                             and Certain Beneficial Owners                  7-8
        13                                Certain Transactions                             20-21


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (See Item 11 above.)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       (See Item 11 above for information respecting indebtedness to Centex of certain officers and directors.)


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

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        REFERENCE
                                                                            ----------------------------------

                                                                                          EXHIBIT
                                                                                            99
                                                                                        -----------
   CENTEX CORPORATION AND SUBSIDIARIES
Data incorporated by reference to Exhibit 99
   Report of Independent Public Accountants  . . . . . . . . . . . . . . .                  F-23
   Statements of Consolidated Earnings for the Years Ended March 31,
     1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .                  F-3
   Consolidated Balance Sheets as of March 31, 1995 and 1994 . . . . . . .                  F-4
   Statements of Consolidated Cash Flows for the Years Ended March
     31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .                  F-6
   Statements of Consolidated Stockholders' Equity
     for the Years Ended March 31, 1995, 1994 and 1993 . . . . . . . . . .                  F-7
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .              F-8 - F-22
   Quarterly Results (Unaudited) . . . . . . . . . . . . . . . . . . . . .                 F-32

   Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

(3) EXHIBITS

     The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 38-41 of this Report.

     (b)  Reports on Form 8-K:

     None.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CENTEX CORPORATION
                                 ---------------------------------------------------------------
                                                               Registrant


 May 31, 1995                    By:                     /s/ LAURENCE E. HIRSCH
                                    ------------------------------------------------------------
                                             Laurence E. Hirsch, Chairman of the Board and
                                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 May 31, 1995                                        /s/ LAURENCE E. HIRSCH
                                 ---------------------------------------------------------------
                                         Laurence E. Hirsch, Chairman of the Board and
                                                     Chief Executive Officer
                                                  (principal executive officer)



 May 31, 1995                                           /s/ DAVID W. QUINN
                                 ---------------------------------------------------------------
                                          David W. Quinn, Executive Vice President and
                                                     Chief Financial Officer
                                                  (principal financial officer)


 May 31, 1995                                       /s/ MICHAEL S. ALBRIGHT
                                 ---------------------------------------------------------------
                                       Michael S. Albright, Vice President -- Finance and
                                                           Controller
                                                 (principal accounting officer)



                Directors:      Alan B. Coleman, Dan W. Cook III, Juan L. Elek, William J
                                Gillilan III, Laurence E. Hirsch, Clint W. Murchison, III,
                                Charles H. Pistor, David W. Quinn, Paul R. Seegers, Paul T.
                                Stoffel


 May 31, 1995                    By:              /s/ LAURENCE E. HIRSCH
                                    ------------------------------------------------------------
                                                      Laurence E. Hirsch,
                                                      Individually and as
                                                       Attorney-in-Fact*

- --------------------


     *Pursuant to authority granted by powers of attorney, copies of which are filed herewith, except for Mr. Coleman, Cook and Stoffel's Powers of Attorney which will be filed upon execution.

                                    PART B.

                    3333  HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.

PREFATORY STATEMENT

   PART B of this Report includes information relating to 3333 Holding Corporation ("Holding"), File No. 1-9624, and subsidiary, and Centex Development Company, L.P. ("CDC" or the "Partnership"), File No. 1-9625. See the Joint Explanatory Statement on page 2 of this Report. References to Holding in this Report shall include references to its subsidiary, 3333 Development Corporation, a Nevada corporation and the sole general partner of CDC ("Development"), unless the context otherwise requires. Because CDC is a separate reporting entity under the Exchange Act, the information required by Form 10-K is separately included even though CDC may be deemed a "subsidiary" of Holding under the rules and regulations of the Securities and Exchange Commission (the "Commission") promulgated pursuant to the Exchange Act. Accordingly, information provided with respect to CDC should be deemed provided with respect to Holding to the extent appropriate. Information relating to both Holding and CDC is included herein as a single disclosure where applicable or appropriate; all other information is set forth separately. Reference is made to PART A of this Report for information relating separately to Centex Corporation ("Centex") and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

   (a) Holding

   Holding is a Nevada corporation incorporated on May 5, 1987. Its executive offices are located at 3333 Lee Parkway, Suite 500, Dallas, Texas 75219; telephone (214) 559-6700.

   Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of CDC, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and CDC (the "Holding/CDC Combining Financial Statements") included on page F-37 of Exhibit 99 of this Report, which is incorporated herein by this reference. Holding operates in a single industry segment.

   The principal liability of Holding is a $7,700,000 note payable to Centex which had an unpaid balance of $7,600,000 at March 31, 1995 (the "Holding Note"). See "Item 13. Certain Relationships and Related Transactions". Presently, Holding is not engaged in any business other than its ownership and control of Development. The Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the "Partnership Agreement"), which governs the operations of CDC, provides that neither Holding nor Development shall be permitted, prior to Payout (as defined in the Partnership Agreement)("Payout") and repayment of the Holding Note, to own business interests or to engage in business activities other than those relating to CDC. Were Holding to engage in any other business activities, the Partnership Agreement would need to be amended to provide for the same.

   (b)  CDC

                        GENERAL DEVELOPMENT OF BUSINESS

   CDC is a Delaware limited partnership formed in March 1987 by Centex to broaden its line of business to include general real estate development.
Centex believed that this expansion would improve stockholder value through the generation of value in longer-term real estate investments, the development of real estate and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex's core homebuilding operations, and typically involves substantial acquisition and development indebtedness,

Centex concluded that this new line of business could best be conducted through CDC, an independent, publicly traded entity which is not consolidated with Centex for financial reporting purposes. Development, a wholly-owned subsidiary of Holding, is the sole general partner of CDC. CDC's executive offices are located at 3333 Lee Parkway, Suite 500, Dallas, Texas 75219; telephone (214) 559-6700.

   CDC was formed to manage, develop and sell (i) certain real estate, principally nonresidential, undeveloped land (the "Original Properties"), contributed to CDC by certain wholly-owned subsidiaries of Centex (the "Original Limited Partners"), and (ii) other properties acquired by CDC in the ordinary course of business (the "Additional Properties"). Pursuant to the Distribution, the Original Limited Partners received an aggregate of 1,000 Class A Units of limited partnership interest in CDC (the "Class A Units") in exchange for the Original Properties, which at the time of their contribution to CDC had a market value of approximately $76 million. All of the 1,000 Class A Units were subsequently acquired, and are currently owned, by Centex Real Estate Corporation ("CREC"), a wholly-owned subsidiary of Centex. Under the Partnership Agreement, as holder of the Class A Units of limited partnership interest, CREC is entitled to a 9% preferred return (the "Preferred Return") on its unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on page F-41 of Exhibit 99 to this Report which is incorporated herein by this reference.

   CDC has developed and sold several of the Original Properties. In addition, CDC has acquired, developed and sold Additional Properties, including two projects in the Orlando, Florida area which were developed into nearly 1,150 residential lots, a portion of a 1,077 acre development in San Clemente, California which is zoned for residential and commercial development, and the Timberhill Shopping Center in Sonora, California. Shortly after March 1987, when CDC was formed, the market for real estate development of the type contemplated for CDC at its formation began to deteriorate, and for several years has not been particularly attractive. In fact, soon after CDC was formed, this market suffered a recession and was heavily saturated for an extended period of time with depressed properties being disposed of by the Resolution Trust Corporation, banks and other financial institutions. Accordingly, new development opportunities have been limited and certain of CDC's properties have not reached the potential necessary to achieve the originally targeted objectives. Notwithstanding the foregoing, Centex management continues to believe that the original purposes for the formation of CDC remain valid.

   Given recent improvement in certain real estate markets and the economy in general, and in an effort to maximize CDC's potential, CDC management is evaluating the potential for development of rental apartments, retail facilities and other types of real estate for investment or sale in certain strategic markets, either directly or through partnerships or joint ventures with others. In addition, Centex, through its wholly-owned subsidiary, Centex Service Company, recently committed additional experienced personnel resources to CDC. Management of Centex and CDC and Holding believe that the existing relationships between them, including development and general management assistance, are necessary in order to maximize the potential for these additional development activities. In order to further enhance the potential of CDC, the holder of the Class A Units has, subject to approval by the Centex Stockholders of a proposal to extend the detachment date of the Stockholder Warrants as described below, agreed to waive all unpaid Preferred Return through July 1995, which totalled approximately $36 million as of March 31, 1995. The Preferred Return to be waived has not been recorded by the holder of the Class A Units so this waiver will not impact Centex's consolidated financial statements.

                        DESCRIPTION OF CDC SECURITIES

   Pursuant to the terms of the Nominee Agreement, Centex may terminate the Nominee Agreement in its sole discretion as to all or any portion of the Stockholder Warrants and the Holding Common Stock (collectively, the "Deposited Securities") and, unless sooner terminated, the Nominee Agreement will terminate as to the Stockholder Warrants on November 30, 1997 (the "Scheduled Detachment Date"), unless such date is extended by the vote of the Centex Stockholders
(the "Extended Detachment Date"). Centex is not obligated to terminate the Nominee Agreement as to the Holding Common Stock. The termination of the Nominee Agreement as to any of the Deposited Securities will cause a detachment ("Detachment") of such securities from the Centex Common Stock. Upon a termination of the Nominee Agreement, certificates evidencing each Centex Stockholder's pro rata portion of the Deposited Securities in respect of which the Nominee Agreement was terminated will be delivered to the Centex Stockholders of record as of the record date set for the Detachment. From and after such record date, certificates evidencing Centex Common Stock will no longer represent the beneficial interest in the detached Deposited Securities.

   Unless sooner terminated, the Nominee Agreement will terminate as to the Stockholder Warrants on the Scheduled Detachment Date (November 30, 1997), unless such date is extended by the vote of the Centex Stockholders. In Centex's proxy statement with respect to its 1995 Annual Meeting of Stockholders to be held on July 27, 1995, Centex's Board of Directors will solicit the vote of Centex Stockholders to adopt a proposal to extend the Scheduled Detachment Date of the Stockholder Warrants to November 30, 2007.

                       NARRATIVE DESCRIPTION OF BUSINESS

   In general, the Amended and Restated Agreement of Limited Partnership of CDC (the "Partnership Agreement") authorizes CDC to engage in all aspects of the real estate business, provided that all activities related to the Original Properties must be conducted pursuant to the Plan for Original Properties, which is an exhibit to the Partnership Agreement (the "Plan"). The Plan prescribes in general terms the manner by which CDC will conduct its activities in respect of the Original Properties, including guidelines as to sales, maintenance and zoning of the Original Properties, and places restrictions on these and other types of activities, including, in certain instances, the sale of any Original Property without the consent of CREC.

   CDC continues to analyze potential uses for certain of the remaining Original Properties in order to determine the highest and best use that can be made of the tracts and, if appropriate, seeking zoning changes to accommodate such uses. If zoning changes are obtained, CDC will decide whether to further develop these properties or to seek the sale of all or a portion thereof. If not developed sooner, the Plan provides that CDC will generally endeavor to sell the Original Properties over time for the best price available, taking into account the condition of the marketplace and CDC's cash flow requirements.

   The Partnership had a backlog of land sales of approximately $7 million as of March 31, 1995, and $11 million as of March 31, 1994. The ultimate sales prices may vary due to contractual clauses that adjust the price depending upon the closing date.

   Pursuant to an agreement with CDC (the "Management Agreement"), Holding is obligated to provide property management and development assistance and expertise to CDC, including seeking zoning changes and special use permits, negotiating utility agreements, and securing necessary rights of way and access on behalf of CDC, and, consistent with the Plan, to develop and/or contract for sale and sell on behalf of CDC some or all of such properties in exchange for compensation for its efforts. Since Holding currently does not have any employees, it contracts with Centex subsidiaries to provide such services to CDC. Management of CDC believes that CDC receives these services at a cost below that which unaffiliated third parties would charge for similar services. See "Item 10. Directors and Executive Officers of the Registrant-Management Agreement".

   Centex and its affiliates continue to conduct many facets of real estate development and, for this reason, may be in competition with CDC in certain activities and projects. Because the relationship between Centex and its affiliates, on the one hand, and Holding, Development and CDC, on the other hand, involve decisions by Centex and its affiliates, directly or indirectly, on behalf of Holding, Development and CDC, the transactions and activities of Holding, Development and/or CDC may lack the benefit of arm's length bargaining and may involve conflicts of interest. Holding, Development and CDC believe, however, that adequate safeguards, including Boards of Directors of Holding and Development consisting of a majority of independent directors, sufficiently prevent any such conflicts from adversely affecting the business of Holding, Development or CDC. To the extent that any conflict of interest or the lack of arm's length bargaining may benefit Centex or its affiliates, on the one hand, or CDC or Holding, on the other hand, the combined value of the three tandem traded securities (Centex Common Stock, Holding Common Stock and Stockholder Warrants) beneficially owned by a Centex Stockholder should not be affected one way or another. See "Competition and Regulation" below in this Item 1.

   CDC is not a real estate investment trust, and therefore CDC's activities are not subject to the restrictions imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

   For additional information concerning material properties owned by CDC at March 31, 1995, see "Item 2. Properties".

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

   The failure of many financial institutions and seizure of assets by agencies of the federal government created, in prior years, an oversupply of inventory in various markets. The terms under which the Resolution Trust Corporation (the "RTC") (depository for the seized assets) ultimately disposed of these assets impacted property values in certain markets. Accordingly, the RTC asset disposition program in prior years has increased the holding period necessary to maximize CDC's property values.

   The economic recession in California and the overbuilding of commercial properties in California and Texas, where certain of CDC's properties are located, has limited CDC's ability to sell these properties at favorable prices or has made current development of such properties by CDC inadvisable. CDC's mixed-use properties located in California and, to a lesser extent, Texas are believed to be most affected by the present economic environment. However, certain of CDC's properties are located in geographical areas where there is moderate to good demand for land suitable for development, including Florida, Illinois and New Jersey and commercial development activity in Texas has begun to improve. Except for the Forster Ranch property located in San Clemente, California, CDC believes that it is well situated to weather the current economic environment in those geographical areas affected and to take advantage of the long-term economic outlook and opportunities in the areas where its properties are located. See "Properties--(b) CDC--Forster Ranch" on page 24 of this Report.

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

   (b) CDC

   The remaining Original Properties and the Additional Properties consist of properties located in Illinois, Texas, New Jersey, Florida and California. Such properties predominantly consist of undeveloped sites zoned for light industrial, agricultural, general retail, office industrial, business park, research and development and single- and multi-family residential property purposes.

   At March 31, 1995, there were four remaining Original Properties and one Additional Property owned by CDC of material value. Set forth below is a brief description, including the present zoning therefor, of such properties.

   Colony South Planning Unit. Colony South Planning Unit is an Original Property and is located in suburban Dallas, Texas in the cities of The Colony (approximately 520 acres) and Lewisville (approximately 152 acres). The Colony acreage is zoned office, general retail, business park and residential. The Lewisville acreage is zoned light industrial.

   East Windsor. East Windsor is an Original Property comprising approximately 600 acres with four separate residential tracts, 13 farm parcels and 100 acres of office industrial zoned property in East Windsor, New Jersey, a township located in the vicinity of Princeton. The residential tracts have final plan approval for a total of 75 half-acre lots and 174 quarter-acre lots and preliminary plan approval for 426 multi-family units. Forty-eight of the quarter-acre lots have been sold to CREC, which has a contract with CDC to purchase the remaining 126. The farm parcels vary in size from 11 to 35 acres and total 313 acres.

   Bryan Place. Bryan Place is an Original Property and is located in Dallas, Texas just east of downtown and Central Expressway. It is comprised of 28 non-contiguous parcels zoned office, commercial, retail and residential ranging from approximately 2,000 square feet to 80,000 square feet. The total area of the property is approximately 622,000 square feet.

   Carrollton Property. The Carrollton Property is an Original Property located in the City of Carrollton, a suburb of Dallas, Texas. This property consists of one office and five fabrication-warehouse buildings on approximately 17 acres, zoned industrial, with a rail spur.

   Forster Ranch. Forster Ranch, located in San Clemente, California, is an Additional Property that included 1,077 acres when it was purchased in March 1989. CDC's Development Agreement with the City of San Clemente allows a series of residential villages containing a total of approximately 2,200 lots and 78 acres of mixed use property. As of March 31, 1995, 580 of these lots had been sold to CREC and 21 acres of mixed use property had been sold to other entities. CDC has entered an agreement with the holder of the Forster Ranch non-recourse purchase money notes that may result in the transfer of the real estate to it in satisfaction of the debt, a portion of which is past due. The lender in turn may sell the real estate to CREC pursuant to an agreement between them.

   Recent Write-Down of Properties. In March 1995, CDC recorded a pre-tax adjustment to reduce the book value of certain properties in the amount of approximately $15,500,000 to reflect CDC's view that development activity has not reached anticipated levels during the current economic cycle in order to continue to support the historical carrying value of such properties. This adjustment results in carrying values that will facilitate a nearer-term disposition or development of these properties. A substantial portion of the adjustment related to the book values of the Colony South Planning Unit and Bryan Place properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

   Information concerning the present executive officers of Holding is set forth below. All of such officers have served in their capacities since the organization of Holding, except as indicated. CDC has no executive officers. The executive officers of Holding set forth below hold the same offices in Development, the general partner of CDC, as disclosed in "Item 10. Directors and Executive Officers of the Registrant-Directors and Executive Officers of Development".

              NAME                                     POSITION                                  AGE
              ----                                     --------                                  ---
 J. Stephen Bilheimer                             President (1)                                   63

 Roger D. Sefzik                                  Vice President and Treasurer (2)                39

 Joseph J. Arcisz                                 Vice President (3)                              38


(1) Mr. Bilheimer is an employee of Centex Development Management Company ("CDMC"), a wholly-owned subsidiary of Centex, and served as Executive Vice President of CREC from April 1987 until March 31, 1988. Mr. Bilheimer was a director of Development from its date of incorporation until his resignation as of June 1, 1987 and was re-elected to the Board of Directors of Development on May 24, 1989. Since April 1, 1988, Mr. Bilheimer has devoted a majority of his time to the business and affairs of Holding and Development.

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

(3) Mr. Arcisz is an employee of CDMC and was a Division President of CREC, a wholly-owned subsidiary of Centex, from October 1985 until February 28, 1995. Prior thereto he held various offices with CREC since April 1983. Mr. Arcisz was elected to his present position with Holding as of March 10, 1995. Since March 1, 1995, Mr. Arcisz has devoted a majority of his time to the business and affairs of Holding and Development.

     All executive officers of Holding are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. There are no family relationships among or between such executive officers or the directors. Holding's executive officers hold the same positions with its subsidiary, Development.

     Holding has no full time employees. The directors and executive officers perform all executive management functions; all other services necessary to the conduct of Holding's business are performed by employees of a subsidiary of Centex or its designee under a services agreement. See "Item 10. Directors and Executive Officers of the Registrant--Services Agreement".

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     (a) Holding

     Except as additionally provided below, the information called for by this
Item 5 with respect to Holding is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page F-1 of Exhibit 99 to this Report and (3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages F-41 - F-42 of Exhibit 99 to this Report.

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

     The provisions of the loan agreement and pledge and security agreement relating to Holding's $7,700,000 note to Centex (the "Holding Note"), which had a balance of $7,600,000 at March 31, 1995, include certain restrictive covenants that limit the extent to which Holding and its subsidiaries (including Development but not CDC or any Operating Partnership) may create, assume or guarantee additional indebtedness, pledge or encumber certain of their assets or otherwise take certain corporate actions. These covenants include limitations on (a) incurring, assuming or guaranteeing any other indebtedness, except indebtedness which provides for all payments of principal to be made after April 1, 1994, indebtedness that is fully and completely subordinated on terms satisfactory to Centex, and certain trade debt, (b) creating any additional liens other than statutory liens for taxes, certain mechanics' and materialmen's liens and other similar liens, (c) effecting a merger or consolidation, (d) selling property and (e) declaring any dividends or making certain other shareholder payments, as defined. Holding's obligations under the Holding Note are secured by a pledge of all of the issued and outstanding shares of the common stock of Development pursuant to a pledge and security agreement under which a default by Holding in the performance of its obligations could give Centex the right to vote such shares, to seek the registration under the Securities Act of 1933, as amended, of all or a portion thereof, and to sell such shares to satisfy Holding's obligations. See "Item
13. Certain Relationships and Related Transactions" and Note (G) of the Notes to the Holding/CDC Combining Financial Statements included on page F-42 of
Exhibit 99 to this Report, which is incorporated herein by reference.

     (b) CDC

     Except as additionally provided below, the information called for by this
Item 5 with respect to CDC is included herein in (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices And Dividends" on page F-1 of Exhibit 99 to this Report and (3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages F-41 - F-42 of
Exhibit 99 to this Report.

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

     CREC, a subsidiary of Centex, is the present holder of all of the Class A Units, and accordingly, at this time there is no public market for such securities. See "Item 1. Business--General Development of Business". CDC has not made any payment to the holder of the Class A Units with respect to the Preferred Return during the last four fiscal years. Preference payments in arrears at March 31, 1995 amounted to $35,818,000.


ITEM 6. SELECTED FINANCIAL DATA

     (a) Holding

     The information called for by this Item 6 with respect to Holding is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages F-35 - F-36 of Exhibit 99 to this report.

     (b) CDC

     The information called for by this Item 6 with respect to CDC is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages F-35 - F-36 of Exhibit 99 to this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

     (a) Holding

     The information called for by this Item 7 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page F-44 of Exhibit 99 to this report.

     (b) CDC

     The information called for by this Item 7 with respect to CDC is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page F-44 of Exhibit 99 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is incorporated herein by reference to Exhibit 99 to this report as set forth in the Index to Financial Statements on page 35 to this Report (see Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Holding

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

     Except as additionally provided below, the information called for by this
Item 10 with respect to Holding is incorporated herein by reference to the information included under the caption "Election of Directors" on page 25 and the information included under the caption "Section 16(a) Compliance" on page 29 of Holding's proxy statement dated June 15, 1995 for the 1995 Annual Meeting of Stockholders of Holding to be held on July 27, 1995 (the "1995 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding" included in Part B of this Report following Item 4.

SERVICES AGREEMENT

     Holding has no full time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation".
All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company ("CSC"), an indirect subsidiary of Centex. See "Item 13
- -- Certain Relationships and Related Transactions". The term of the Services Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days' written notice prior to December 31 of any year. However, the Services Agreement may not be terminated by Holding (other than in the event of a breach by CSC constituting gross negligence or willful or wanton misconduct) prior to the payment in full of the Holding Note, the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $30,000 were paid pursuant to the Services Agreement during fiscal 1995.

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

       NAME                                                         POSITION                                   AGE
       ----                                                         --------                                   ---
       J. Stephen Bilheimer  . . . . . . . . . .    Director and President (1)                                 63
       Josiah O. Low, III  . . . . . . . . . . .    Director (2)*                                              56
       David M. Sherer . . . . . . . . . . . . .    Director (3)*                                              58
       Roger D. Sefzik . . . . . . . . . . . . .    Vice President and Treasurer (4)                           39
       Joseph J. Arcisz  . . . . . . . . . . . .    Vice President (5)                                         38

 _____________
     *Member of the audit committee of the Board of Directors.

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

(5) Mr. Arcisz is an employee of CDMC and served as a Division President of CREC from October 1985 to February 1995. Mr. Arcisz was elected to his present position with Development as of March 10, 1995.

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

MANAGEMENT AGREEMENT

     All services (other than executive management decision-making) necessary to operate CDC's business are provided to CDC pursuant to a management agreement (the "Management Agreement") entered into with 3333 Holding Corporation ("Holding"), the parent of 3333 Development Company, which is the sole general partner of CDC. Under the Management Agreement, Holding keeps all necessary books and records, and provides all additional accounting and clerical services that Development may deem necessary. Holding's responsibilities related to real estate management also include ensuring that CDC's properties are operated, managed and maintained in full compliance with all relevant laws and regulations, that all real property and any improvements thereon are maintained and repaired, that all income produced by CDC's properties is collected and that any development on any property is done in an efficient manner.

     Holding is entitled to reimbursement from CDC for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the Management Agreement, plus a 25% managerial fee. During fiscal 1995, Holding earned fees from CDC totaling $922,000 for its services.

     The Management Agreement also provides that Holding will provide, consistent with the Plan, pre-development and development services on behalf of CDC, and the Management Agreement specifically provides that Holding is delegated full authority to carry out and perform on behalf of CDC all aspects of the Plan.

     The term of the Management Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Management Agreement upon at least 30 days' written notice prior to December 31 of any year. However, it may not be terminated by CDC (other than in the event of a breach by Holding constituting gross negligence or willful or wanton misconduct) prior to the latest of the complete detachment of the Stockholder Warrants from Centex Common Stock, Payout or the payment in full of the Holding Note.

     From time to time, Holding may delegate the performance of certain of its responsibilities to CREC, upon terms and conditions to be determined. These responsibilities may include enhancement of properties owned or controlled by CDC, for which reasonable additional compensation may be paid by CDC to Holding pursuant to terms to be negotiated between them. In turn, some or all of such additional compensation may be paid by Holding to CREC.


ITEM 11. EXECUTIVE COMPENSATION

     Holding and CDC

     The information called for by this Item 11 with respect to Holding and CDC is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 1995 Holding Proxy Statement on pages 27-28 thereof.

     CDC does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC in respect of its duties and obligations as general partner for CDC. As general partner, Development is entitled to be allocated certain items of income and loss of CDC and to receive certain distributions of cash from CDC depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and will receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on page F-41 of Exhibit 99 to this report, which is incorporated herein by this reference.

     The directors and executive officers of Development perform all executive management functions for CDC. See "Item 10. Directors and Executive Officers of the Registrant". Services required by CDC in its operations are also provided pursuant to a Management Agreement with Holding pursuant to which Holding operates, manages and develops the properties of CDC for and on behalf of CDC. See "Item 11--Directors and Executive Officers of the Registrant--Management Agreement". The executive officers of Development did not receive any remuneration from Development or CDC for the year ended March 31, 1995. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During the 1995 fiscal year, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or CDC during the 1995 fiscal year.

     During fiscal 1995, J. Stephen Bilheimer, a Director and the President of Development, and Roger D. Sefzik, Vice President and Treasurer of Development, both of whom are employees of subsidiaries of Centex, have devoted a majority of their time and attention to the management of Development and Holding. Messrs. Bilheimer and Sefzik provided such services to Development on behalf of and in their capacities as officers of Holding pursuant to the Management Agreement. Each current executive officer of Development continues to receive remuneration from Centex or one of its subsidiaries in his capacity as an officer or employee thereof and is not compensated by Development or CDC. As of March 10, 1995, Joseph J. Arcisz joined Holding as a Vice President. It is expected that during fiscal year 1996, he will devote a majority of his time to Development and Holding.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Holding

     The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1995 Holding Proxy Statement on pages 26-27.


     (b) CDC

     The following table sets forth certain information with respect to the ownership of the equity securities of CDC as of December 31, 1994 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to CDC to be the beneficial owner of more than 5% of any class of CDC's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.

                                                       NAME OF                          NUMBER OF UNITS    PERCENT
        TITLE OF CLASS*                          BENEFICIAL OWNER**                    OR WARRANTS OWNED   OF CLASS
        ---------------                          ------------------                    -----------------   --------
 General Partner Interest (1)    3333 Development Corporation  . . . . . . . . . .            All            100%
                                 3333 Lee Parkway, Suite 500
                                 Dallas, Texas 75219

 Class A Units (2)               Centex Real Estate Corporation  . . . . . . . . .           1,000           100%
                                 3333 Lee Parkway, Suite 1100
                                 Dallas, Texas 75219

 Stockholder Warrants (3)        3333 Development Corporation  . . . . . . . . . .            --              ***

                                 Joseph J. Arcisz  . . . . . . . . . . . . . . . .            --              ***

                                 J. Stephen Bilheimer  . . . . . . . . . . . . . .            --              ***

                                 Josiah O. Low, III  . . . . . . . . . . . . . . .            --              ***

                                 Roger D. Sefzik . . . . . . . . . . . . . . . . .            --              ***

                                 David M. Sherer . . . . . . . . . . . . . . . . .            --              ***

                                 All directors and executive officers of
                                 Development as a group (5 persons)  . . . . . . .            --              ***

                                 FMR Corp (4). . . . . . . . . . . . . . . . . . .             161         13.79%
                                 82 Devonshire Street
                                 Boston, Massachusetts 02109

                                 The Prudential Insurance Company
                                 of America(5) . . . . . . . . . . . . . . . . . .              62          5.35%
                                 Prudential Plaza
                                 Newark, New Jersey 07102-3777

 Centex Class B Unit             Centex Corporation  . . . . . . . . . . . . . . .             100           100%
   Warrants (6)                  3333 Lee Parkway, Suite 1200
                                 Dallas, Texas 75219

 Class B Units (7)               Centex Corporation (8)  . . . . . . . . . . . . .             350 (9)        28% (8)
                                 3333 Lee Parkway, Suite 1200
                                 Dallas, Texas 75219

- --------------------
     *Under the terms of the Partnership Agreement, CDC is managed by a sole corporate general partner and none of the present classes of CDC's securities are "voting securities" within the meaning of the rules and regulations of the Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of CDC's equity securities has been set forth in accordance with such rules and regulations.

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

(2) The Class A Units were issued to the Original Limited Partners in exchange for the contribution to CDC of the Original Properties. Record title to the Class A Units presently is held by CREC, a subsidiary of Centex. See "Item 1. Business--General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units will be automatically converted into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units. The Class A Units will be automatically cancelled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

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

(4) Centex has received information from FMR Corp. ("FMR") stating that, as of December 31, 1994, FMR may be deemed to beneficially own 4,611,272 shares of Centex Common Stock, (and therefore to own a beneficial interest in 161 Stockholder Warrants) acquired solely for investment purposes, as a parent holding company with respect to holdings of wholly-owned investment adviser subsidiaries of FMR or other entities affiliated with FMR. FMR stated that it held 145,684 shares of Centex Common Stock with sole voting power (and therefore held a beneficial interest in 5 Stockholder Warrants with sole voting power), 156,284 shares of Centex Common Stock with sole dispositive power (and therefore held a beneficial interest in 5 Stockholder Warrants with sole dispositive power), 10,600 shares of Centex Common Stock with no power to vote (and therefore held a beneficial interest in 0 Stockholder Warrants with no power to vote), and no shares with shared voting power. The remaining shares (and therefore Stockholder Warrants) that FMR may beneficially own may be voted by (i) the Board of Trustees of certain Fidelity Funds, or (ii) certain institutions whose funds are managed by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR.

(5) Centex has received information from The Prudential Insurance Company of America ("Prudential") stating that, as a result of shares of Centex Common Stock held by Prudential for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates, as of December 31, 1994, Prudential may be deemed to beneficially own 1,789,100 shares of Centex Common Stock (and therefore to own a beneficial interest in 62 Stockholder Warrants). Prudential stated that it held 331,300 shares of Centex Common Stock with sole voting and dispositive power (and therefore held a beneficial interest in 12 Stockholder Warrants with sole voting and dispositive power, 1,456,900 shares of Centex Common Stock with shared voting power (and therefore held a beneficial interest in 51 Stockholder Warrants with shared voting power), and 1,457,800 shares of Centex Common Stock with shared dispositive power (and therefore held a beneficial interest in 51 Stockholder Warrants with shared dispositive power).

(6) On November 30, 1987, Centex acquired from CDC 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on page F-41 of
     Exhibit 99 to this report, which is herein incorporated by this reference.

(7)  Presently, there are no Class B Units issued or outstanding.

(8) When issued, record title to 200 of these Class B Units will be held by the owners of the Class A Units. See footnote (2).

(9) The Class B Units that may be acquired upon conversion of outstanding Class A Units as of the date of the exercise of the Stockholder Warrants, which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex Common Stock, and the Class B Units that may be acquired upon exercise of the Centex Class B Unit Warrants are included as "beneficially owned" pursuant to the rules and regulations of the Commission promulgated pursuant to the Exchange Act. See footnotes (2) and (3). The number of Class B Units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B Units but that no subdivision of any of the warrants has occurred; however, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any such subdivision or combination would necessarily change the number of Class B Units beneficially owned and the percent of class represented thereby.

    All of the issued and outstanding shares of Development have been pledged to secure the Holding Note. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a) Holding

    The information called for by this Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 1995 Holding Proxy Statement on pages 29-30.

    (b) CDC

     Holding entered into a services agreement in May, 1987 with Centex Service Company ("CSC"), whereby CSC will provide certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. Service fees of $30,000 were paid pursuant to this agreement for fiscal year 1995.

     CDC has entered into an agreement with Holding for it to provide management services to CDC in connection with the development and operation of properties acquired by CDC, maintenance of CDC property, and accounting and clerical services. Management fees and development costs totaling $922,000 were incurred in fiscal 1995.

     In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7,700,000 from Centex pursuant to a secured promissory note (the "Holding Note"). The Holding Note, which had a fluctuating balance during 1995, bears interest, payable quarterly, at the prime rate of interest of NationsBank of Texas, N.A. ("NationsBank") plus 1% (10% at May 30, 1995). As of May 30, 1995, the outstanding principal balance of the Holding Note was $5,927,000. The Holding Note is secured by a pledge of all of the issued and outstanding shares of Development. The Holding Note, as amended, matures on the earlier to occur of April 1, 1996 or the last detachment of Holding Common Stock and the Stockholder Warrants from Centex Common Stock pursuant to the Nominee Agreement. There was interest expense of $611,000 related to the Holding Note for the year ended March 31, 1995.

     In fiscal year 1995, CDC sold to CREC 254 lots for $5,423,000. CREC has contracts to purchase an additional 364 lots from CDC.

     In 1987, Development loaned $7,700,000 to CREC, pursuant to an unsecured note (the "CREC Note") and related loan agreement. The CREC Note bears interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8% (9 7/8% at May 30, 1995). As of May 30, 1995, the outstanding principal balance on the CREC Note was $7,700,000. The CREC Note matures on April 30, 1996. There was interest income of $680,000 related to the CREC Note for the year ended March 31,1995.

     In July 1992, on behalf of CDC, CREC guaranteed a $10,000,000 bank line of credit for CDC to utilize in conjunction with development of lots to be sold to CREC. In July 1993, the amount of such line of credit was reduced to $5,000,000. This line of credit, which had an outstanding balance of $1,539,000 at May 30, 1995, bears interest at LIBOR plus 3/4% (6 13/16% at May 30, 1995), is unsecured and matures in July 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Report:

            (1) and (2) See the Index to Financial Statements below for a list of the Financial Statements filed herewith.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                 REFERENCE
                                                                 ----------------------------------------

                                                                                 EXHIBIT
                                                                                    99
                                                                                ----------
3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX
   DEVELOPMENT COMPANY, L.P.
   Report of Independent Public Accountants . . . . . . . . . . . . .              F-33
   Combining Balance Sheets as of March 31, 1995 and
      1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              F-35
   Combining Statements of Operations and Cash Flows for the
      years ended
      March 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . .              F-36
   Combining Statements of Stockholders' Equity and
      Partners' Capital for the years ended
      March 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . .              F-37
   Notes to Combining Financial Statements. . . . . . . . . . . . . .          F-37 - F-42
   Quarterly Results (unaudited). . . . . . . . . . . . . . . . . . .              F-43

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) EXHIBITS

      (A) Holding

      The information on exhibits required by this Item 14 is set forth in the Holding Index to Exhibits appearing on pages 42-43 of this Report.

      (B) CDC

      The information on exhibits required by this Item 14 is set forth in the CDC Index to Exhibits appearing on pages 44-46 of this Report.

   (b) Reports on Form 8-K:

   Neither Holding nor CDC filed any reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      3333 HOLDING CORPORATION
                                   ------------------------------------------------------------------
                                                              Registrant


 May 31, 1995                      By:                  /s/ J. STEPHEN BILHEIMER
                                      ---------------------------------------------------------------
                                                         J. Stephen Bilheimer,
                                                               President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 May 31, 1995                                           /s/ J. STEPHEN BILHEIMER
                                 --------------------------------------------------------------------
                                                         J. Stephen Bilheimer,
                                                               President
                                                     (principal executive officer)



 May 31, 1995                                            /s/ ROGER D. SEFZIK
                                 --------------------------------------------------------------------
                                                           Roger D. Sefzik,
                                                     Vice President and Treasurer
                                             (principal financial and accounting officer)


                 Directors:      J. Stephen Bilheimer, Josiah O. Low, III; David M. Sherer



 May 31, 1995                    By:                  /s/ J. STEPHEN BILHEIMER
                                    -----------------------------------------------------------------
                                                         J. Stephen Bilheimer,
                                                          Individually and as
                                                           Attorney-in-Fact*

- --------------------
     *Pursuant to authority granted by powers of attorney, copies of which are filed herewith, except for Mr. Low's Power of Attorney which will be filed upon execution.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   CENTEX DEVELOPMENT COMPANY,  L.P.
                                  ---------------------------------------------------------------
                                                             Registrant


                                    By: 3333 Development Corporation, General Partner

                                  By:                  /s/ J. STEPHEN BILHEIMER
                                      -----------------------------------------------------------
 May 31, 1995                                             J. Stephen Bilheimer,
                                                              President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.



 May 31, 1995                                         /s/ J. STEPHEN BILHEIMER
                               ------------------------------------------------------------------
                                                        J. Stephen Bilheimer,
                                                              President
                                                    (principal executive officer)


 May 31, 1995                                           /s/ ROGER D. SEFZIK
                               ------------------------------------------------------------------
                                                          Roger D. Sefzik,
                                                    Vice President and Treasurer
                                            (principal financial and accounting officer)



                Directors:     J. Stephen Bilheimer, Josiah O. Low, III; David M. Sherer


 May 31, 1995                  By:                  /s/ J. STEPHEN BILHEIMER
                                   --------------------------------------------------------------
                                                        J. Stephen Bilheimer,
                                                         Individually and as
                                                          Attorney-in-Fact*

- --------------------
     *Pursuant to authority granted by powers of attorney, copies of which are filed herewith, except for Mr. Low's Power of Attorney which will be filed upon execution.

                               INDEX TO EXHIBITS


                               CENTEX CORPORATION
                                AND SUBSIDIARIES

  EXHIBIT                                                            FILED HEREWITH OR                SEQ. NO.
  NUMBER                      EXHIBIT                            INCORPORATED BY REFERENCE              PAGE
  -------                     -------                            -------------------------            --------
 3.1        Restated Articles of Incorporation of         Exhibit 3.1 to Annual Report on Form
            Centex                                        10-K  of Centex Corporation ("Centex")
                                                          (File No. 1-6776) for fiscal year ended
                                                          March 31, 1993 ("Centex Form 10-K")

 3.2        By-laws of Centex.                            Exhibit 3.2 to Centex Form 10-K

 4.1        Specimen Centex common stock certificate      Exhibit 4.1 to Centex Form 10-K
            (with tandem trading legend and Rights
            Agreement legend).

 4.2        Nominee Agreement, dated November 30,         Exhibit 4.2 to Centex Form 10-K
            1987, by and between Centex, 3333 Holding
            Corporation ("Holding") and Centex
            Development Company, L.P. ("CDC"), and
            Chemical Bank, as successor nominee.

 4.3        Agreement for Purchase of Warrants, dated     Exhibit 4.3 to Centex Form 10-K
            as of November 30, 1987, by and between
            Holding and Centex.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                             FILED HEREWITH OR               SEQ. NO.
 NUMBER                       EXHIBIT                            INCORPORATED BY REFERENCE             PAGE
 ------                       -------                            -------------------------           --------
 4.4        Rights Agreement, dated as of                 Exhibit 1 to Form 8-A Registration
            September 17, 1986, between Centex and        Statement of Centex dated September 17,
            Chemical Bank, as successor rights agent.     1986

 4.5        Amendment No. 1 to Rights Agreement, dated    Exhibit 4.6 to Centex Form 10-K
            as of May 18, 1988, between Centex and
            Chemical Bank, as successor rights agent.

 4.6        Indenture dated as of March 12, 1987          Exhibit 4.7 to Centex Form 10-K
            between Centex and Texas Commerce Bank-
            Dallas, N.A. with respect to Subordinated
            Debt Securities of Centex.

 4.7        Supplemental Indenture dated as of            Exhibit 4.8 to Centex Form 10-K
            March 12, 1987 between Centex and Texas
            Commerce Bank-Dallas, N.A. with respect to
            $100,000,000 8 3/4% Subordinated
            Debentures Due March 1, 2007.

 4.8        Instruments with respect to long-term debt    N/A
            which do not exceed 10% of the total
            assets of Centex and its subsidiaries have
            not been filed.  Centex agrees to furnish
            a copy of such instruments to the
            Commission upon request.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                             FILED HEREWITH OR               SEQ. NO.
 NUMBER                       EXHIBIT                            INCORPORATED BY REFERENCE             PAGE
 ------                       -------                            -------------------------           --------
 4.9        Debenture Purchase Agreement, dated as of     Exhibit 4.11 to Centex Form 10-K
            June 17, 1987, between Centex and the
            State Investment Council of New Mexico
            with respect to $20,000,000 Aggregate
            Principal Amount of 8.80% Subordinated
            Debenture of Centex due June 30, 2007.

 4.10       Indenture dated as of May 1, 1991 between     Exhibit 4.12 to Centex Form 10-K
            Centex and Chemical Bank with respect to
            Senior Debt Securities.

 4.11       Supplemental Indenture dated as of May 10,    Exhibit 4.13 to Centex Form 10-K
            1991 between Centex and Chemical Bank with
            respect to $100,000,000 9.05% Senior Notes
            due May 1, 1996.

 4.12       Subordination Agreement dated as of May 1,    Exhibit 4.14 to Centex Form 10-K
            1991 by and among Centex Corporation and
            all of its subsidiaries.

 4.13       Supplemental Indenture dated as of June       Exhibit 4.15 to Annual Report on Form
            17, 1987 between Centex and Texas Commerce    10-K of Centex (File No. 1-6776) for
            Bank--Dallas, N.A. with respect to 8.80%      fiscal year ended March 31, 1994
            Subordinated Debentures due June 30, 2007.    ("Centex 1994 Form 10-K")

 4.14       Debenture No. 1 dated June 17, 1987 of        Exhibit 4.16 to Centex 1994 Form 10-K
            Centex 8.80% Subordinated Debentures due
            June 30, 2007.

 10.1       Centex Corporation Stock Option Plan, as      Exhibit 10.1 to Centex Form 10-K
            amended.*

 10.2       Centex Corporation 1987 Stock Option Plan,    Exhibit 28.1 to Joint Registration
            as amended.*                                   Statement of Centex, Holding and CDC on
                                                          Form S-8 (No. 33-44575) dated December
                                                          13, 1991.

 10.3       Credit Agreement dated as of May 1, 1987,     Exhibit 10.2 to Amendment No. 3 dated
            by and between Holding and Centex and         November 24, 1987 to Registration
            related (i) Promissory Note dated May 1,      Statement of Holding on Form 10 (File
            1987, executed by Holding and payable to      No. 1-9624) dated July 12, 1987.
            the order of Centex in the principal
            amount of $7,700,000 and (ii) Pledge and
            Security Agreement dated as of May 1, 1987
            executed by Holding in favor of Centex.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                             FILED HEREWITH OR               SEQ. NO.
 NUMBER                       EXHIBIT                            INCORPORATED BY REFERENCE             PAGE
 ------                       -------                            -------------------------           --------
 10.4       Consulting Agreement dated as of February 1,  Filed Herewith.
            1995 between Centex and Paul R. Seegers.*

 10.5       Executive Employment Agreement dated as of    Exhibit 10.6 to Centex Form 10-K
            September 17, 1990 between Centex and
            Laurence E. Hirsch.*

 10.6       Executive Employment Agreement dated as of    Exhibit 10.7 to Centex Form 10-K
            January 18, 1991 between Centex and David
            W. Quinn.*

 10.7       Executive Employment Agreement dated as of    Exhibit 10.8 to Centex Form 10-K
            January 18, 1991 between Centex and
            William J Gillilan III.*

 10.8       Centex Corporation $2,000,000 Subordinated    Filed Herewith.
            Convertible Note issued to Laurence E.
            Hirsch on March 1, 1995.*

 21         List of Subsidiaries of Centex.               Filed Herewith.

 23         Consent of Independent Public Accountants.    Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

 99         Financial Statements.                         Filed Herewith.


- --------------------
* Required to be filed as an exhibit pursuant to Item 14(c).

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

 3.2        By-laws of Holding, as amended.               Exhibit 3.2 to Annual Report on Form 10-
                                                          K of Holding (File No. 1-9624) for
                                                          fiscal year ended March 31, 1993 (the
                                                          "Holding 10-K")

 4.1        Specimen Holding common stock                 Exhibit 4.1 to Amendment No. 1.
            certificate.

 4.2        Specimen Centex Corporation ("Centex")        Exhibit 4.2 to Holding Form 10-K.
            common stock certificate (with tandem
            trading legend and Rights Agreement
            legend).

 4.3        Nominee Agreement, dated as of November       Exhibit 4.3 to Holding Form 10-K.
            30, 1987 by and between Centex, Holding
            and Centex Development Company, L.P.
            ("CDC"), and Chemical Bank, as successor
            nominee.

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

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                           AND SUBSIDIARY--CONTINUED

 EXHIBIT                                                             FILED HEREWITH OR               SEQ. NO.
 NUMBER                       EXHIBIT                            INCORPORATED BY REFERENCE             PAGE
 ------                       -------                            -------------------------           --------
 10.3       Credit Agreement dated as of May 1, 1987,     Exhibit 10.3 to the Holding Registration
            by and between 3333 Development               Statement.
            Corporation and Centex Real Estate
            Corporation and related Promissory Note
            dated May 1, 1987, executed by Centex Real
            Estate Corporation payable to the order of
            3333 Development Corporation in the
            principal amount of $7,700,000.

 21         Subsidiaries of Holding.                      Filed Herewith.

 23         Consent of Independent Public Accountants.    Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

 99         Financial Statements.                         Filed Herewith.

- --------------------

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.

  EXHIBIT                                                             FILED HEREWITH OR                SEQ. NO.
  NUMBER                      EXHIBIT                             INCORPORATED BY REFERENCE              PAGE
  ------                      -------                             -------------------------            --------
 2.1        Option Agreement, dated as of November 3,     Exhibit 2.1 to Centex 1994 Form 10-K
            1988, by and between Centex Development
            Company, L.P. ("CDC") and Estrella
            Properties, Ltd.

 2.2        Additional Interest Agreement, dated March    Exhibit 2.2 to Centex 1994 Form 10-K
            30, 1989, by and between CDC and
            Westinghouse Credit Corporation.

 2.3        Construction Loan Agreement, dated March      Exhibit 2.3 to Centex 1994 Form 10-K
            30, 1989, by and among Westinghouse Credit
            Corporation and CDC.

 2.4        Forster Ranch Development Agreement, dated    Exhibit 2.4 to Centex 1994 Form 10-K
            March 31, 1989, by and between the City of
            San Clemente, California and CDC.

 3.1        Articles of Incorporation, as amended, of     Exhibit 3.2a to Amendment No. 1 dated
            3333 Development Corporation                  October 14, 1987 ("CDC Amendment No. 1")
            ("Development") as currently in effect.       to the Registration Statement of CDC on
                                                          Form 10 (File No. 1-9625) dated July 12,
                                                          1987 (the "CDC Registration Statement").

 3.2        By-laws of Development, as amended.           Exhibit 3.2 to Annual Report on Form 10-K
                                                          of CDC (File No. 1-9625) for fiscal year
                                                          ended March 31, 1993 (the "CDC 10-K").

 4.1        Certificates of Limited Partnership of        Exhibit 4.1 to the CDC Registration
            CDC.                                          Statement.

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

 4.3        Specimen certificate for Class A limited      Exhibit 4.3 to the CDC Registration
            partnership units.                            Statement.

 4.4        Specimen certificate for Class B limited      Exhibit 4.4 to the CDC Registration
            partnership units.                            Statement.

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.


 EXHIBIT                                                              FILED HEREWITH OR               SEQ. NO.
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE            PAGE
 ------                       -------                             -------------------------           --------
 4.5        Warrant Agreement, dated as of November       Exhibit 4.5 to CDC Form 10-K
            30, 1987, by and between CDC and Centex
            Corporation ("Centex").

 4.6        Specimen warrant certificate.                 Exhibit 4.6 to CDC Amendment No. 3.

 4.7        Specimen Centex common stock certificate      Exhibit 4.7 to CDC Form 10-K.
            (with tandem trading legend and Rights
            Agreement legend).

 4.8        Nominee Agreement, dated as of November       Exhibit 4.8 to CDC Form 10-K.
            30, 1987, by and between Centex, 3333
            Holding Corporation ("Holding") and CDC,
            and Chemical Bank, as successor nominee.

 4.9        Agreement for Purchase of Warrants, dated     Exhibit 4.9 to CDC Form 10-K.
            as of November 30, 1987, by and between
            CDC and Centex.

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

 10.1       Management Agreement by and between Centex    Exhibit 10.1 to CDC Amendment No. 3.
            Real Estate Corporation and CDC.

 10.2       Supplement to Management Agreement by and     Exhibit 10.1a to CDC Amendment No. 3.
            between Centex Real Estate Corporation and
            CDC.

 10.3       Documents of Conveyance of Property from      Exhibit 10.2 to CDC Amendment No. 1.
            Centex Land Corporation to CDC.

 10.4       Documents of Conveyance of Property from      Exhibit 10.3 to the CDC Registration
            Centex Homes Corporation to CDC.              Statement.

 10.5       Documents of Conveyance of Property from      Exhibit 10.4 to the CDC Registration
            Fox & Jacobs, Inc. to CDC.                    Statement.

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

                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR               SEQ. NO.
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE             PAGE
 ------                       -------                             -------------------------           --------
 10.8       Agreement dated as of April 1, 1987 by and    Exhibit 10.7 to the CDC Registration
            between CDC and Centex Homes of New           Statement.
            Jersey, Inc.

 10.9       Agreement dated as of April 1, 1987 by and    Exhibit 10.8 to CDC Amendment No. 1.
            between CDC and David Little.

 10.10      Trust Agreement dated March 31, 1987 by       Exhibit 10.9 to CDC Amendment No. 1.
            and between CDC and David Little.

 23         Consent of Independent Public Accountants.    Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

 99         Financial Statements.                         Filed Herewith.

- --------------------