Form 10-K405/A
period 1995-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1995-06-30
CIK 18532, 818762, 818764

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A


                               AMENDMENT NO. 1


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
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. X
                        ---


     The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on June 5, 1995 was approximately $810 million.



     Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on June 5, 1995:



Centex Corporation                            Common Stock                                            28,149,011 shares
3333 Holding Corporation                      Common Stock                                                 1,000 shares
Centex Development Company, L.P.              Class A Units of Limited Partnership Interest                1,000 units


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference in Parts A.I, A.II, A.III, B.I, B.II and B.III of this Report:



(a) 1995 Annual Report to Stockholders of Centex Corporation for the fiscal year ended March 31, 1995;



(b) 1995 Annual Report to Stockholders of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. for the fiscal year ended March 31, 1995; and



(c) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 27, 1995.


================================================================================

                             JOINT ANNUAL REPORT ON
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995


                      CENTEX CORPORATION AND SUBSIDIARIES
                                      AND
                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


                          JOINT EXPLANATORY STATEMENT


      On November 30, 1987, Centex Corporation ("Centex" or the "Company") distributed as a dividend (the "Distribution") to its stockholders (through a nominee, the "Nominee") all of the issued and outstanding shares of the common stock, par value $.01 per share ("Holding Common Stock"), of 3333 Holding Corporation, a Nevada corporation, ("Holding"), and 900 warrants (the "Stockholder Warrants") to purchase Class B Units of limited partnership interest in Centex Development Company, L.P., a Delaware limited partnership, ("CDC" or the "Partnership"). Pursuant to an agreement with the Nominee (the "Nominee Agreement"), the Nominee is the record holder of the Stockholder Warrants and 1,000 shares of Holding Common Stock, which constitutes all of the issued and outstanding capital stock of Holding, on behalf of and for the benefit of persons who are from time to time the holders of the common stock, par value $.25 per share ("Centex Common Stock"), of Centex ("Centex Stockholders"). Each Centex Stockholder owns a beneficial interest in that portion of the 1,000 shares of Holding Common Stock and the Stockholder Warrants that the total number of shares of Centex Common Stock held by such stockholder bears to the total number of shares of Centex Common Stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each Centex Stockholder's beneficial interest in such pro rata portion of the shares of Holding Common Stock and the Stockholder Warrants is represented by the certificate or certificates evidencing such Centex Stockholder's Centex Common Stock, and is currently tradeable only in tandem with, and as a part of, each such Centex Stockholder's Centex Common Stock. The tandem securities are listed and traded on the New York Stock Exchange and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd. and are registered with the Securities and Exchange Commission (the "Commission") separately under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Holding and CDC were each organized in 1987 in connection with the distribution. 3333 Development Corporation, a wholly-owned subsidiary of Holding ("Development"), is the sole general partner of CDC.


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


      This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 1995 annual meetings of stockholders, the Annual Report to Stockholders of Centex for the fiscal year ended March 31, 1995 (the "Centex 1995 Annual Report") and the Annual Report to Stockholders of Holding and CDC for the fiscal year ended March 31, 1995 (the "Holding/CDC 1995 Annual Report"), portions of which are incorporated by reference into this Report. The Centex 1995 Annual Report and the Holding/CDC 1995 Annual Report are filed as an Exhibit to this Report. For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination. Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (H) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 34 - 35 of the Centex 1995 Annual Report.

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




                                         ---------------------------------



 PART B.                           3333 HOLDING CORPORATION AND SUBSIDIARY AND
 -------                                 CENTEX DEVELOPMENT COMPANY, L.P.

                                                      PART I
                                                                                                              PAGE
                                                                                                              ----

 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              23
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              24
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .              25

                                                     PART II                                                  PAGE
                                                                                                              ----
 Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters . . . . . .              26
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .              28
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial
                 Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28

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
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . .              34

                                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . .              36
 SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              37-38

                                       ------------------------------------

 INDICES TO EXHIBITS

   CENTEX CORPORATION AND SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              39-42
   3333 HOLDING CORPORATION AND SUBSIDIARY . . . . . . . . . . . . . . . . . . . . . . . . . . .              43-44
   CENTEX DEVELOPMENT COMPANY, L.P.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              45-47

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

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS


         Centex is incorporated in the State of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock") began trading publicly in 1969. As of June 5, 1995, 28,149,011 shares of Centex Common Stock, which are traded on the New York Stock Exchange (NYSE) and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd., were outstanding.



         Since its founding in 1950 as a Dallas, Texas-based residential and commercial construction company, Centex has evolved into a multi-industry company. Centex currently operates in three business segments: Home Building, Financial Services and Contracting and Construction Services. Centex also has a 49% interest in Centex Construction Products, Inc., a NYSE-listed company in the construction products business.



         Centex is the nation's largest home builder, having built and delivered, through its wholly-owned subsidiary Centex Real Estate Corporation d/b/a Centex Homes ("CREC" or "Centex Homes"), 12,964 homes in its fiscal year ended March 31, 1995. Centex's Home Building operations currently involve the construction and sale of residential housing in 289 neighborhoods in 44 different markets. These activities also include the purchase and development of land. Centex has participated in the home building business since 1950.


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

         Centex's involvement in the construction products business started in 1963 when it began construction of its first cement plant. Since that time, this segment has expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete and gypsum wallboard. In April 1994, the Company's formerly wholly-owned Construction Products group, Centex Construction Products, Inc. ("CXP"), completed an initial public offering of 51% of its stock, which shares are now traded on the New York Stock Exchange. CXP is the 6th largest U.S. owned cement producer and the nation's 13th largest cement producer. Centex retained a 49% interest in CXP.


         In fiscal 1988, Centex established CDC. Reference is made to PART B of this Report for a discussion of the business of CDC.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


         Notes (B) and (I) of the Notes to Consolidated Financial Statements of Centex on pages 26 - 27 and 36 - 37 of the Centex 1995 Annual Report contain additional information about the savings and loan and the Company's business segments for years ended March 31, 1995, 1994 and 1993 and are incorporated herein by reference.


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


         WEST             California -                           Seattle, Washington
                           East Bay Area                         Reno, Nevada
                           Sacramento                            Portland, Oregon
                           Bakersfield
                           Riverside/Orange County/San Bernadino
                           Northern Los Angeles/Ventura
                           Central Valley (Fresno & Visalia)
                           San Diego

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

         SOUTHEAST        Florida -
                           Ft. Lauderdale                        Palm Beach
                           Jacksonville                          Bradenton/Sarasota
                           Naples/Ft. Myers                      Tampa
                           Orlando                               Titusville

         SOUTHWEST        Texas -                                Phoenix, Arizona
                           Austin                                Albuquerque, New Mexico
                           Dallas/Fort Worth (3 markets)
                           Houston (2 markets)
                           Killeen
                           San Antonio



         In fiscal 1995, Centex closed 12,964 homes, including first time, move-up and, in some markets, custom homes, ranging in price from approximately $65,000 to about $650,000 with the average sale price being approximately $159,200. In the Dallas and San Antonio locations, Centex has custom home divisions which offer higher-end homes.



         Summarized below by geographic area are Centex's home closings, sales (orders) backlog and sales (orders) for each of the five fiscal years ended March 31, 1995.




                                                       For the Fiscal Year Ended March 31,
                                        --------------------------------------------------------------
                                            1995         1994         1993         1992         1991
                                            ----         ----         ----         ----         ----
        CLOSINGS (IN UNITS):
         West                              2,454        1,973        1,358          901          903
         Midwest                           1,283        1,114        1,118          860          808
         East                              2,921        2,599        2,118        1,595        1,731
         Southeast                         2,632        2,895        2,433        1,898        2,021
         Southwest                         3,674        3,982        3,252        2,485        2,399
                                         -------      -------      -------       ------       ------
                                          12,964       12,563       10,279        7,739        7,862
                                         =======      =======      =======       ======       ======

                                                       For the Fiscal Year Ended March 31,
                                        --------------------------------------------------------------
                                            1995         1994         1993         1992         1991
                                            ----         ----         ----         ----         ----
        AVERAGE SALES PRICE (000's)      $   159      $   147       $  138       $  136       $  128
                                         =======      =======       ======       ======       ======


        SALES (ORDERS) BACKLOG,
        AT END OF PERIOD (IN UNITS):
         West                                603          756          663          581          266
         Midwest                             442          622          461          487          323
         East                                918        1,279        1,192          788          512
         Southeast                           892        1,387        1,260        1,022          636
         Southwest                         1,132        1,751        1,575        1,131          718
                                         -------      -------      -------        -----        -----
                                           3,987        5,795        5,151        4,009        2,455
                                         =======      =======      =======        =====        =====


        SALES (ORDERS) (IN UNITS):
         West                              2,301        2,066        1,440        1,047          676
         Midwest                           1,103        1,275        1,092        1,024          810
         East                              2,560        2,686        2,522        1,871        1,558
         Southeast                         2,137        3,022        2,671        2,284        1,887
         Southwest                         3,055        4,158        3,696        2,898        2,273
                                         -------      -------      -------        -----        -----
                                          11,156       13,207       11,421        9,124        7,204
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

Competition and Other Factors


         The home building industry is essentially a "local" business and is highly competitive. Centex competes in each of its market areas with numerous other home builders. The Company's Home Building operations account for less than 2% of the total housing starts in the United States. The main competitive factors affecting Centex's Home Building operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and a builder's reputation. Management believes the Company competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

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


        The home building industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state and local laws and regulations including zoning, building, environmental, advertising and consumer credit rules and regulations. The Company is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to building materials to be used and building designs. The Company's homes are inspected by local authorities.


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

Vista Acquisition


         In December 1994, Centex International, Inc., a wholly-owned subsidiary of Centex Corporation, entered into an agreement with Dallas-based Vista Properties, Inc. ("Vista") under which Centex International, Inc. would acquire equity interests in Vista and in its affiliated partnership, Vista Partners, as part of a proposed prepackaged bankruptcy structuring by Vista. For an investment of approximately $70 million, Centex would acquire ownership in a portfolio of properties, comprising over 4,000 acres in seven states. The land is zoned, planned or developed for: single- and multi-family residential, office and industrial, and retail and commercial. The acquisition would provide Centex with future residential sites in several of its existing markets as well as opportunities in retail, industrial and office segments. The transaction is expected to be completed during the summer of 1995, subject to the satisfaction of the condition stated in the agreement, including approval from Vista's securityholders and bankruptcy court approval.


United Kingdom Joint Venture


         In February 1995, Centex announced its wholly-owned subsidiary, Centex Homes (UK) Limited, had entered into a joint venture agreement with a London-area home builder, The Charles Church Group Limited ("Charles Church"), to build homes in the United Kingdom. The venture is the first entry into the international home building marketplace for Centex Homes. Centex Homes (UK) Limited and Charles Church each are contributing $3 million in cash, with the remaining $9 million financed by a United Kingdom bank, which is guaranteed by Centex. In addition, Centex Homes will transfer some personnel to the United Kingdom to work with the venture.


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

FINANCIAL SERVICES


         Financial Services consist of mortgage banking and, until December 1994, the savings and loan operations. The Company's mortgage banking activities are conducted through Centex's wholly-owned subsidiary CTX Mortgage Company ("CTX"), which offers mortgage origination and other related services on homes sold by Centex Homes and by third parties. The savings and loan activities, which were conducted through Texas Trust Savings Bank, FSB, were sold in December 1994.


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


                                                            For the Fiscal Years Ended March 31,
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



        CTX provides mortgage origination and other mortgage related services for Federal Housing Administration ("FHA"), Veterans Administration ("VA") and conventional loans on homes built and sold by the Company or by others. The Company's mortgage loans are first-lien mortgages secured by 1-4 family residences. A majority of the conventional loans are conforming loans which qualify for inclusion in guaranteed programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The remainder of the conventional loans are pre-approved and individually underwritten by private investors who purchase such loans on a whole-loan basis for their investment portfolios.



        The principal sources of income from CTX's mortgage banking business are: loan origination fees; revenues from sale of servicing rights; positive carry (discussed below); and marketing gains and losses. Generally, CTX sells its right to service the mortgage loans to various loan servicing companies, and therefore retains no mortgage servicing rights. Accordingly, CTX avoids the risk of early payoffs and foreclosures. CTX enters into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to its customers at a specified price and period and committing to sell mortgage loans to various investors. By immediately selling the mortgages for future delivery, substantially all interest rate risk is removed at the time of closing.



        CTX borrows money at short-term rates to fund its mortgage loans. During the 30- to 60-day period between the closing of a loan and delivery of such loan to the purchaser, CTX earns the interest accrued on the mortgage, which is normally a higher interest rate than the rate paid on the short-term loans used to fund the mortgage during this 30- to 60-day holding period. This positive spread between the long-term interest rate earned and the short-term interest rate paid is referred to as "positive carry," and generally represents a major source of income.


Competition and Other Factors


        The mortgage banking industry in the United States is highly competitive. CTX competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. Mortgage banking results in fiscal 1995 were negatively impacted by an increasingly competitive environment. Rapidly rising interest rates commencing in February 1994 virtually stopped refinancing activity and caused consumers to shift from more profitable fixed-rate mortgages to lower-margin adjustable rate products.



        CTX is subject to the rules and regulations of, and examinations by, the FNMA, the FHLMC, the Department of Veterans' Affairs ("VA"), the Federal Housing Administration ("FHA"), the Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on CTX, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. CTX is required to maintain specified net worth levels by, and submit annual audited financial statements to, FHA, VA, FNMA, FHLMC and GNMA and certain state regulators. CTX's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act ("RESPA") and the regulations promulgated under such statutes which prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the mortgage loan by the mortgagor.



        Other financial-related services provided by CTX affiliates include acting as an agent for the issuance of homeowners' insurance policies, title insurance policies and escrow services. CTX Insurance Agency provides hazard insurance to home buyers in Texas and Florida through third-party insurance companies. During fiscal 1994, CTX opened its first commercial loan operation. In the current fiscal year, CTX entered into a joint venture agreement with another home builder to provide mortgage origination for homes built by this home builder. In addition, during fiscal 1995, an affiliate of CTX entered the second lien market whereby this CTX affiliate will originate second mortgages for home improvements and home equity lines of credit. The affiliate utilizes CTX's branch network and telemarketing to solicit potential customers.

Savings and Loan


        In December 1988, Centex purchased certain assets and assumed certain liabilities of four Texas savings and loan associations under the Federal Savings and Loan Insurance Corporation's assisted transactions process commonly known as the "Southwest Plan". The acquisition was made by Texas Trust Savings Bank, FSB ("Texas Trust"), a federal stock savings bank and an indirect wholly-owned subsidiary of Centex. The acquisition was made pursuant to acquisition agreements and an assistance agreement (the "Assistance Agreement") with the Federal Savings and Loan Insurance Corporation (the "FSLIC").


        During December 1994, Texas Trust negotiated an early termination of the Assistance Agreement with the Federal Deposit Insurance Corporation
(as successor to the FSLIC). On December 30, 1994 Texas Trust's eight branch facilities were sold to a financial institution and all deposit liabilities were assumed by the purchaser. On the same day, immediately following the branch sale, Texas Trust was dissolved, thereby completing Centex's exit from the savings and loan industry.


        The following is a summary of average balances and average interest rates for the periods ended December 30, 1994, March 31, 1994 and 1993.


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


        CENTEX BATESON CONSTRUCTION COMPANY, INC. -   This Dallas-based
        contractor (acquired in 1966) has become one of the nation's larger general contractors specializing in government and competitively-bid jobs. Its projects are nationwide.


        CENTEX-ROONEY CONSTRUCTION COMPANY, INC. - This Ft. Lauderdale-based subsidiary was acquired in 1978 and is one of the largest general contractors in the state of Florida. It operates primarily in Florida and handles predominantly negotiated work for private owners.


        CENTEX GOLDEN CONSTRUCTION COMPANY -  This company (acquired in fiscal
        1982) operates in the San Diego, Los Angeles and Northern California markets, handling both negotiated and competitively-bid work.



        CENTEX-SIMPSON CONSTRUCTION COMPANY -   This contractor (organized in
        1966) is based in the Washington D. C. area and is engaged primarily in competitive-bid work for the public sector.


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


        Construction contracts are primarily entered into under two formats: competitively-bid and negotiated jobs. In a competitively-bid format, Centex will bid a fixed amount for which it will agree to construct the project based on an evaluation of detailed plans and specifications. In a negotiated job, the contractor bids on a fixed fee over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. Such contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. The Company's highest margins in contracting operations have historically been on competitively-bid jobs. Currently, the margins on competitively-bid and negotiated jobs are about equal. On average, about half of Centex's projects are competitively-bid, public jobs and the other half are negotiated contracts with private owners.
The Company's public work for federal, state and local governments includes hospitals, jails, airports, parking garages, office buildings, military facilities, post offices and convention and performing arts centers. Most of Centex's private owner contracts are for hotels, medical facilities and office buildings, plus some shopping centers and condominiums.

Competition and Other Factors


        The construction industry has become increasingly competitive, and Centex competes with numerous other companies. With respect to competitively-bid projects, Centex generally competes for projects throughout the United States and with local, regional and national contractors, depending upon the nature of the project. For negotiated projects, Centex's subsidiaries compete primarily in the general geographical area where they are located and with other local, regional and national contractors. Centex solicits new projects by attending project bid meetings and meeting with builders and owners and through existing customers. Centex competes successfully on the basis of its reputation and financial strength.


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


     In April, 1994, the Company's formerly wholly-owned subsidiary, Centex Construction Products, Inc., completed the sale of 51% of its stock through an initial public offering.


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

  (See Item 7 below.)

ITEM 6.  SELECTED FINANCIAL DATA

  (See Item 7 below.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


   The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the Centex 1995 Annual Report:



      ITEMS       CAPTION IN THE CENTEX 1995 ANNUAL REPORT                           Pages
      -----       ----------------------------------------                           -----
        5         Stock Prices and Dividends                                          1
        5         Indebtedness (Note (E) to Consolidated Financial                 29 - 30
                  Statements of Centex)

        6         Summary of Selected Financial Data                               46 - 47

        7         Short-term Debt and Long-term Debt (Note (E) to                    29
                  Consolidated Financial Statements of Centex)
        7         Management's Discussion and Analysis of Results of               40 - 44
                  Operations and Financial Condition


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   The information called for by this Item 8 is incorporated herein by reference to the Centex 1995 Annual Report as set forth in the Index to Consolidated Financial Statements and Schedules on page 18 of this Report (see Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (See Item 11 below.)

ITEM 11. EXECUTIVE COMPENSATION


       Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions (on the pages indicated) in the Company's Proxy Statement dated June 20, 1995 for the July 27, 1995 Annual Meeting of Stockholders (the "1995 Centex Proxy Statement"):



        ITEM                   CAPTION IN THE 1995 CENTEX PROXY STATEMENT                 PAGES
        ----                   ------------------------------------------                 -----
        10                                Election of Directors                            3-6
        10                                Section 16(a) Compliance                          14
        11                                Executive Compensation                           9-13
        12                                Security Ownership of Management
                                             and Certain Beneficial Owners                  7-8
        13                                Certain Transactions                             20-21



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

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                        Centex 1995
                                                                                        Annual Report
                                                                                            Pages
                                                                                        -------------
   CENTEX CORPORATION AND SUBSIDIARIES
Data incorporated by reference to the Centex 1995 Annual Report:
   Report of Independent Public Accountants  . . . . . . . . . . . . . . .                  39
   Statements of Consolidated Earnings for the Years Ended March 31,
     1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .                  19
   Consolidated Balance Sheets as of March 31, 1995 and 1994 . . . . . . .                20-21
   Statements of Consolidated Cash Flows for the Years Ended March
     31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .                  22
   Statements of Consolidated Stockholders' Equity
     for the Years Ended March 31, 1995, 1994 and 1993 . . . . . . . . . .                  23
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .                24-38
   Quarterly Results (Unaudited) . . . . . . . . . . . . . . . . . . . . .                  45


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


                                                          CENTEX CORPORATION
                                 ---------------------------------------------------------------
                                                               Registrant


 June 27, 1995                    By:                     /s/ LAURENCE E. HIRSCH
                                    ------------------------------------------------------------
                                             Laurence E. Hirsch, Chairman of the Board and
                                                         Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 June 27, 1995                                        /s/ LAURENCE E. HIRSCH
                                 ---------------------------------------------------------------
                                         Laurence E. Hirsch, Chairman of the Board and
                                                     Chief Executive Officer
                                                  (principal executive officer)



 June 27, 1995                                           /s/ DAVID W. QUINN
                                 ---------------------------------------------------------------
                                          David W. Quinn, Executive Vice President and
                                                     Chief Financial Officer
                                                  (principal financial officer)


 June 27, 1995                                       /s/ MICHAEL S. ALBRIGHT
                                 ---------------------------------------------------------------
                                       Michael S. Albright, Vice President -- Finance and
                                                           Controller
                                                 (principal accounting officer)



                Directors:      Alan B. Coleman, Dan W. Cook III, Juan L. Elek, William J
                                Gillilan III, Laurence E. Hirsch, Clint W. Murchison, III,
                                Charles H. Pistor, David W. Quinn, Paul R. Seegers, Paul T.
                                Stoffel


 June 27, 1995                    By:              /s/ LAURENCE E. HIRSCH
                                    ------------------------------------------------------------
                                                      Laurence E. Hirsch,
                                                      Individually and as
                                                       Attorney-in-Fact*

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


   Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of CDC, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and CDC (the "Holding/CDC Combining Financial Statements") included on page 53 of the Holding/CDC 1995 Annual Report, which Note (A) is incorporated herein by this reference. Holding operates in a single industry segment.



   The principal liability of Holding is a $7,700,000 note payable to Centex which had an unpaid balance of $7,600,000 at March 31, 1995 (the "Holding Note"). See "Item 13. Certain Relationships and Related Transactions". Presently, Holding is not engaged in any business other than its ownership and control of Development. The Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the "Partnership Agreement"), which governs the operations of CDC, provides that neither Holding nor Development shall be permitted, prior to Payout (as defined in the Partnership Agreement) ("Payout") and repayment of the Holding Note, to own business interests or to engage in business activities other than those relating to CDC. Were Holding to engage in any other business activities, the Partnership Agreement would need to be amended to provide for the same.


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


   CDC was formed to manage, develop and sell (i) certain real estate, principally nonresidential, undeveloped land (the "Original Properties"), contributed to CDC by certain wholly-owned subsidiaries of Centex (the
"Original Limited Partners"), and (ii) other properties acquired by CDC in the ordinary course of business (the "Additional Properties"). Pursuant to the Distribution, the Original Limited Partners received an aggregate of 1,000
Class A Units of limited partnership interest in CDC (the "Class A Units") in exchange for the Original Properties, which at the time of their contribution to CDC had a market value of approximately $76 million. All of the 1,000 Class A Units were subsequently acquired, and are currently owned, by Centex Real Estate Corporation ("CREC"), a wholly-owned subsidiary of Centex. Under the Partnership Agreement, as holder of the Class A Units of limited partnership interest, CREC is entitled to a 9% preferred return (the "Preferred Return") on its unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on page 57 of the Holding/CDC 1995 Annual Report, which Note
(F) is incorporated herein by this reference.


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


   Pursuant to an agreement with CDC (the "Management Agreement"), Holding is obligated to provide property management and development assistance and expertise to CDC, including seeking zoning changes and special use permits, negotiating utility agreements, and securing necessary rights of way and access on behalf of CDC, and, consistent with the Plan, to develop and/or contract for sale and sell on behalf of CDC some or all of such properties in exchange for compensation for its efforts. Since Holding currently does not have any employees, it contracts with Centex subsidiaries to provide such services to CDC. Management of CDC believes that CDC receives these services at a cost below that which unaffiliated third parties would charge for similar services. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement".


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


   The economic recession in California and the overbuilding of commercial properties in California and Texas, where certain of CDC's properties are located, has limited CDC's ability to sell these properties at favorable prices or has made current development of such properties by CDC inadvisable. CDC's mixed-use properties located in California and, to a lesser extent, Texas are believed to be most affected by the present economic environment. However, certain of CDC's properties are located in geographical areas where there is moderate to good demand for land suitable for development, including Florida, Illinois and New Jersey and commercial development activity in Texas has begun to improve. Except for the Forster Ranch property located in San Clemente, California, CDC believes that it is well situated to weather the current economic environment in those geographical areas affected and to take advantage of the long-term economic outlook and opportunities in the areas where its properties are located. See "Item 2. Properties--(b) CDC--Forster Ranch" on page 24 of this Report.


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


   Carrollton Property. The Carrollton Property is an Original Property located in the City of Carrollton, a suburb of Dallas, Texas. This property consists of one office and five fabrication-warehouse buildings on approximately 17 acres, zoned industrial, with a rail spur. This property is leased to CREC through March 31, 1998. See "Item 13. Certain Relationships and Related Transactions."


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT


   Information concerning the present executive officers of Holding is set forth below. All of such officers have served in their capacities since the organization of Holding, except as indicated. CDC has no executive officers. The executive officers of Holding set forth below hold the same offices in Development, the general partner of CDC, as disclosed in "Item 10. Directors and Executive Officers of the Registrant--Directors and Executive Officers of Development".


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

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     (a) Holding


     Except as additionally provided below, the information called for by this
Item 5 with respect to Holding is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 1 of the Centex 1995 Annual Report and (3) the information included in Notes
(F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 57 - 58 of the Holding/CDC 1995 Annual Report.


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


     The provisions of the loan agreement and pledge and security agreement relating to Holding's $7,700,000 note to Centex (the "Holding Note"), which had a balance of $7,600,000 at March 31, 1995, include certain restrictive covenants that limit the extent to which Holding and its subsidiaries (including Development but not CDC or any Operating Partnership) may create, assume or guarantee additional indebtedness, pledge or encumber certain of their assets or otherwise take certain corporate actions. These covenants include limitations on (a) incurring, assuming or guaranteeing any other indebtedness, except indebtedness which provides for all payments of principal to be made after April 1, 1994, indebtedness that is fully and completely subordinated on terms satisfactory to Centex, and certain trade debt, (b) creating any additional liens other than statutory liens for taxes, certain mechanics' and materialmen's liens and other similar liens, (c) effecting a merger or consolidation, (d) selling property and (e) declaring any dividends or making certain other shareholder payments, as defined. Holding's obligations under the Holding Note are secured by a pledge of all of the issued and outstanding shares of the common stock of Development pursuant to a pledge and security agreement under which a default by Holding in the performance of its obligations could give Centex the right to vote such shares, to seek the registration under the Securities Act of 1933, as amended, of all or a portion thereof, and to sell such shares to satisfy Holding's obligations. See "Item
13. Certain Relationships and Related Transactions" and Note (G) of the Notes to the Holding/CDC Combining Financial Statements included on page 58 of the Holding/CDC 1995 Annual Report, which Note (G) is incorporated herein by reference.


     (b) CDC


     Except as additionally provided below, the information called for by this
Item 5 with respect to CDC is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices And Dividends" on page 1 of the Centex 1995 Annual Report and (3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 57 - 58 of the Holding/CDC 1995 Annual Report.



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


ITEM 6. SELECTED FINANCIAL DATA

     (a) Holding


     The information called for by this Item 6 with respect to Holding is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 51 - 52 of the Holding/CDC 1995 Annual Report.


     (b) CDC


     The information called for by this Item 6 with respect to CDC is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 51 - 52 of the Holding/CDC 1995 Annual Report.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

     (a) Holding


     The information called for by this Item 7 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 60 of the Holding/CDC 1995 Annual Report.


     (b) CDC


     The information called for by this Item 7 with respect to CDC is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial

Condition" on page 60 of the Holding/CDC 1995 Annual Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information called for by this Item 8 is incorporated herein by reference to portions of the Holding/CDC 1995 Annual Report indicated in the Index to Financial Statements on page 36 of this Report (see Item 14).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Holding

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING


     Except as additionally provided below, the information called for by this
Item 10 with respect to Holding is incorporated herein by reference to the information included under the caption "Election of Directors" on page 25 and the information included under the caption "Section 16(a) Compliance" on page 30 of Holding's proxy statement dated June 20, 1995 for the 1995 Annual Meeting of Stockholders of Holding to be held on July 27, 1995 (the "1995 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding" included in Part B of this Report following Item 4.


SERVICES AGREEMENT


     Holding has no full time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation".
All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company ("CSC"), an indirect subsidiary of Centex. See "Item 13. Certain Relationships and Related Transactions". The term of the Services Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days' written notice prior to December 31 of any year. However, the Services Agreement may not be terminated by Holding (other than in the event of a breach by CSC constituting gross negligence or willful or wanton misconduct) prior to the payment in full of the Holding Note, the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $30,000 were paid pursuant to the Services Agreement during fiscal 1995.


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


     All directors are elected annually by the shareholders to serve until the next annual meeting of stockholders and until their successors have been elected and qualified, subject to removal by a vote of the holders of not less than two-thirds of the outstanding shares of the common stock, par value $1.00 per share, of Development. All executive officers of Development are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected and qualified. There are no family relationships among or between Development's directors or executive officers.



     The current executive officers of Development are employees of Centex or one of its subsidiaries, and it is presently anticipated that this arrangement will continue. See "Item 11. Executive Compensation".

MANAGEMENT AGREEMENT


     All services (other than executive management decision-making) necessary to operate CDC's business are provided to CDC pursuant to a management agreement (the "Management Agreement") entered into with Holding. Under the Management Agreement, Holding keeps all necessary books and records, and provides all additional accounting and clerical services that Development may deem necessary. Holding's responsibilities related to real estate management also include ensuring that CDC's properties are operated, managed and maintained in full compliance with all relevant laws and regulations, that all real property and any improvements thereon are maintained and repaired, that all income produced by CDC's properties is collected and that any development on any property is done in an efficient manner. Because Holding currently does not have any employees, it contracts with Centex subsidiaries to provide such services to CDC.


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


     From time to time, Holding delegates the performance of certain of its responsibilities to CREC, upon terms and conditions to be determined. These responsibilities may include enhancement of properties owned or controlled by CDC, for which reasonable additional compensation may be paid by CDC to Holding pursuant to terms to be negotiated between them. In turn, some or all of such additional compensation may be paid by Holding to CREC.


ITEM 11. EXECUTIVE COMPENSATION

     Holding and CDC


     The information called for by this Item 11 with respect to Holding and CDC is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 1995 Holding Proxy Statement on pages 28-30 thereof.



     CDC does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC in respect of its duties and obligations as general partner for CDC. As general partner, Development is entitled to be allocated certain items of income and loss of CDC and to receive certain distributions of cash from CDC depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and will receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on page 57 of the Holding/CDC 1995 Annual Report, which Note (F) is incorporated herein by this reference.


     The directors and executive officers of Development perform all executive management functions for CDC. See "Item 10. Directors and Executive Officers of the Registrant". Services required by CDC in its operations are also provided pursuant to a Management Agreement with Holding pursuant to which Holding operates, manages and develops the properties of CDC for and on behalf of CDC. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement". The executive officers of Development did not receive any remuneration from Development or CDC for the year ended March 31, 1995. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During the 1995 fiscal year, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or CDC during the 1995 fiscal year.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Holding


     The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1995 Holding Proxy Statement on pages 27-28.



     (b) CDC


     The following table sets forth certain information with respect to the ownership of the equity securities of CDC as of June 5, 1995 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to CDC to be the beneficial owner of more than 5% of any class of CDC's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.

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
                                 3333 Lee Parkway, Suite 1100
                                 Dallas, Texas 75219

 Stockholder Warrants (3)        3333 Development Corporation  . . . . . . . . . .            --              ***

                                 Joseph J. Arcisz  . . . . . . . . . . . . . . . .            --              ***

                                 J. Stephen Bilheimer  . . . . . . . . . . . . . .            --              ***

                                 Josiah O. Low, III  . . . . . . . . . . . . . . .            --              ***

                                 Roger D. Sefzik . . . . . . . . . . . . . . . . .            --              ***

                                 David M. Sherer . . . . . . . . . . . . . . . . .            --              ***

                                 All directors and executive officers of
                                 Development as a group (5 persons)  . . . . . . .            --              ***

                                 FMR Corp (4). . . . . . . . . . . . . . . . . . .             163         16.26%
                                 82 Devonshire Street
                                 Boston, Massachusetts 02109

                                 The Prudential Insurance Company
                                 of America(5) . . . . . . . . . . . . . . . . . .              60          5.98%
                                 Prudential Plaza
                                 Newark, New Jersey 07102-3777

 Centex Class B Unit             Centex Corporation  . . . . . . . . . . . . . . .             100           100%
   Warrants (6)                  3333 Lee Parkway, Suite 1200
                                 Dallas, Texas 75219

 Class B Units (7)               Centex Corporation (8)  . . . . . . . . . . . . .             350 (9)        28% (8)
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


(3) The Nominee holds record title to the Stockholder Warrants, which are exercisable for Class B Units, for the benefit of Centex Stockholders pursuant to the Nominee Agreement. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters". However, the Nominee has no power to vote the Class B Units issuable upon exercise of the Stockholder Warrants or to direct the investment of the Stockholder Warrants or such Class B Units. Beneficial ownership of the Stockholder Warrants is, by virtue of the Nominee arrangement, indirect and undivided. The number of Stockholder Warrants listed as beneficially owned has been rounded to the nearest whole warrant. The Class B Units issuable upon exercise of the Stockholder Warrants have not been shown as "beneficially owned" under the rules and regulations of the Commission promulgated pursuant to the Exchange Act because the beneficial owners of the Stockholder Warrants have no present right to exercise the Stockholder Warrants and acquire Class B Units.



(4) Centex has received information from FMR Corp. ("FMR") stating that, as of June 5, 1995, FMR may be deemed to beneficially own 4,577,672 shares of Centex Common Stock (and therefore to own a beneficial interest in 163 Stockholder Warrants) acquired solely for investment purposes, as a parent holding company with respect to holdings of wholly-owned investment adviser subsidiaries of FMR or other entities affiliated with FMR. FMR stated that it held 139,584 shares of Centex Common Stock with sole voting power, 4,577,672 shares of Centex Common Stock with sole dispositive power (and therefore held a beneficial interest in 163 Stockholder Warrants with sole dispositive power), and no shares of Centex Common Stock with shared dispositive power (and therefore held a beneficial interest in no Stockholder Warrants with shared dispositive power). The Stockholder Warrants have no voting rights.



(5) Centex has received information from The Prudential Insurance Company of America ("Prudential") stating that, as a result of shares of Centex Common Stock held by Prudential for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates, as of June 5, 1995, Prudential may be deemed to beneficially own 1,682,940 shares of Centex Common Stock (and therefore to own a beneficial interest in 60 Stockholder Warrants). Prudential stated that it held 287,000 shares of Centex Common Stock with sole voting and dispositive power (and therefore held a beneficial interest in 10 Stockholder Warrants with sole dispositive power and 1,395,940 shares of Centex Common Stock with shared voting and dispositive power (and therefore held a beneficial interest in 50 Stockholder Warrants with shared dispositive power). The Stockholder Warrants have no voting rights.



(6) On November 30, 1987, Centex acquired from CDC 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on page 57 of the Holding/CDC 1995 Annual Report, which Note (F) is herein incorporated by this reference.


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a) Holding


    The information called for by this Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 1995 Holding Proxy Statement on pages 30-31.


    (b) CDC


     Holding entered into a services agreement in May, 1987 with Centex Service Company ("CSC"), whereby CSC provides certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. Service fees of $30,000 were paid pursuant to this agreement for fiscal year 1995.



     CDC has entered into an agreement with Holding to provide management services to CDC in connection with the development, operation and maintenance of CDC property and other administrative services. Management fees and reimbursable costs totaling $922,000 were incurred under this agreement during fiscal 1995. Additionally, in fiscal 1995, CDC paid to a Centex subsidiary $785,000 for management fees accrued but not paid as of March 31, 1994 in connection with a similar management agreement.



     In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7,700,000 from Centex pursuant to a secured promissory note (the "Holding Note"). The Holding Note, which had a fluctuating balance during 1995, bears interest, payable quarterly, at the prime rate of interest of NationsBank of Texas, N.A. ("NationsBank") plus 1% (10% at June 5, 1995). As of June 5, 1995, the outstanding principal balance of the Holding Note was $5,445,000. The Holding Note is secured by a pledge of all of the issued and outstanding shares of Development. The Holding Note, as amended, matures on the earlier to occur of April 1, 1996 or the last detachment of Holding Common Stock and the Stockholder Warrants from Centex Common Stock pursuant to the Nominee Agreement. There was interest expense of $611,000 related to the Holding Note for the year ended March 31, 1995.



     In fiscal year 1995, CDC sold to CREC certain tracts of land for $5,423,000 and has agreements to purchase an additional 276 lots from CDC.



     In 1987, Development loaned $7,700,000 to CREC, pursuant to an unsecured note (the "CREC Note") and related loan agreement. The CREC Note bears interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8% (9 7/8% at June 5, 1995). As of June 5, 1995, the outstanding principal balance on the CREC Note was $7,700,000. The CREC Note matures on April 30, 1996. Fiscal year 1995 interest income on the CREC Note totaled $680,000.

     CREC has guaranteed a bank line of credit for CDC (currently $5,000,000) to utilize in conjunction with development of lots to be sold to CREC. This line of credit, which had an outstanding balance of $1,539,000 at June 5, 1995, bears interest at LIBOR plus 3/4% (6 3/4% at June 5, 1995), is unsecured.
CREC has also agreed to fund certain of CDC's costs (primarily real estate taxes and rezoning expenses) associated with the Forster Ranch property under an agreement that may transfer ownership of such property back to the lender in the summer of 1995 in satisfaction of the non-recourse debt subject to the completion of certain revisions to existing development approvals.



     CDC owns property in the City of Carrollton, a suburb of Dallas, Texas, which consists of one office and five fabrication-warehouse buildings on approximately 17 acres. CDC leases this property to CREC pursuant to a five-year lease terminating on March 31, 1998. For fiscal 1995, CDC received rent from CREC for this property in the amount of $200,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Report:

            (1) and (2) See the Index to Financial Statements below for a list of the Financial Statements filed herewith.

                         INDEX TO FINANCIAL STATEMENTS




                                                                               Holding/CDC
                                                                            1995 Annual Report
                                                                                 Pages
                                                                            ------------------
3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX
   DEVELOPMENT COMPANY, L.P.
Data incorporated by reference to the Holding/CDC
   1995 Annual Report:
   Report of Independent Public Accountants . . . . . . . . . . . . .              49
   Combining Balance Sheets as of March 31, 1995 and
      1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              51
   Combining Statements of Operations and Cash Flows for the
      Years Ended
      March 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . .              52
   Combining Statements of Stockholders' Equity and
      Partners' Capital for the Years Ended
      March 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . .              53
   Notes to Combining Financial Statements. . . . . . . . . . . . . .           53 - 58
   Quarterly Results (unaudited). . . . . . . . . . . . . . . . . . .              59


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


                                                      3333 HOLDING CORPORATION
                                   ------------------------------------------------------------------
                                                              Registrant


June 27, 1995                      By:                  /s/ J. STEPHEN BILHEIMER
                                      ---------------------------------------------------------------
                                                         J. Stephen Bilheimer,
                                                               President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



June 27, 1995                                           /s/ J. STEPHEN BILHEIMER
                                 --------------------------------------------------------------------
                                                         J. Stephen Bilheimer,
                                                               President
                                                     (principal executive officer)



June 27, 1995                                            /s/ ROGER D. SEFZIK
                                 --------------------------------------------------------------------
                                                           Roger D. Sefzik,
                                                     Vice President and Treasurer
                                             (principal financial and accounting officer)


                 Directors:      J. Stephen Bilheimer, Josiah O. Low, III, David M. Sherer



June 27, 1995                    By:                  /s/ J. STEPHEN BILHEIMER
                                    -----------------------------------------------------------------
                                                         J. Stephen Bilheimer,
                                                          Individually and as
                                                           Attorney-in-Fact*


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



                                                   CENTEX DEVELOPMENT COMPANY,  L.P.
                                  ---------------------------------------------------------------
                                                             Registrant


                                  By: 3333 Development Corporation, General Partner

June 27, 1995                     By:                  /s/ J. STEPHEN BILHEIMER
                                      -----------------------------------------------------------
                                                          J. Stephen Bilheimer,
                                                              President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.



June 27, 1995                                         /s/ J. STEPHEN BILHEIMER
                               ------------------------------------------------------------------
                                                        J. Stephen Bilheimer,
                                                              President
                                                    (principal executive officer)


June 27, 1995                                           /s/ ROGER D. SEFZIK
                               ------------------------------------------------------------------
                                                          Roger D. Sefzik,
                                                    Vice President and Treasurer
                                            (principal financial and accounting officer)



                Directors:     J. Stephen Bilheimer, Josiah O. Low, III, David M. Sherer


June 27, 1995                  By:                  /s/ J. STEPHEN BILHEIMER
                                   --------------------------------------------------------------
                                                        J. Stephen Bilheimer,
                                                         Individually and as
                                                          Attorney-in-Fact*


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


                              INDEX TO EXHIBITS

  EXHIBIT                                                            FILED HEREWITH OR                SEQ. NO.
  NUMBER                      EXHIBIT                            INCORPORATED BY REFERENCE              PAGE
  -------                     -------                            -------------------------            --------
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

 4.14       Debenture No. 1 dated June 17, 1987 of        Exhibit 4.16 to Centex 1994 Form 10-K
            Centex 8.80% Subordinated Debentures due
            June 30, 2007.

 4.15       Supplemental Indenture dated as of June 9,    Exhibit 4(b) to the Current Report on
            1995 between Centex and Texas Commerce        Form 8-K of Centex (File No. 1-6776)
            Bank National Association with respect        dated June 5, 1995
            to 7 3/8% Subordinated Debenture due
            June 1, 2005.




                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED


  EXHIBIT                                                            FILED HEREWITH OR                SEQ. NO.
  NUMBER                      EXHIBIT                            INCORPORATED BY REFERENCE              PAGE
  -------                     -------                            -------------------------            --------
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

 10.5       Executive Employment Agreement dated as of    Exhibit 10.6 to Centex Form 10-K
            September 17, 1990 between Centex and
            Laurence E. Hirsch.*

 10.6       Executive Employment Agreement dated as of    Exhibit 10.7 to Centex Form 10-K
            January 18, 1991 between Centex and David
            W. Quinn.*

 10.7       Executive Employment Agreement dated as of    Exhibit 10.8 to Centex Form 10-K
            January 18, 1991 between Centex and
            William J Gillilan III.*

 10.8       Centex Corporation $2,000,000 Subordinated    Filed Herewith.
            Convertible Note issued to Laurence E.
            Hirsch on March 1, 1995.*

 10.9       Supplemental Executive Retirement Plan        Filed Herewith.
            of Centex Corporation.*

 13         Centex 1995 Annnual Report and Holding/       Filed Herewith.
            CDC 1995 Annual Report.**

 21         List of Subsidiaries of Centex.               Filed Herewith.


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



** With the exeception of the information expressly incorporated by reference in this Report from the Centex 1995 Annual Report and the Holding/CDC 1995 Annual Report, these two annual reports are not deemed filed with the Commission as part of this Report.

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

 13         Centex 1995 Annual Report and Holding/CDC     Filed Herewith.
            1995 Annual Report.*

 21         Subsidiaries of Holding.                      Filed Herewith.

 23         Consent of Independent Public Accountants.    Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

- --------------------

* With the exception of the information expressly incorporated by reference in this Report from the Centex 1995 Annual Report and the Holding/CDC 1995 Annual Report, these two annual reports are not deemed filed with the Commission as part of this Report.

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

                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR               SEQ. NO.
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE             PAGE
 ------                       -------                             -------------------------           --------
 10.8       Agreement dated as of April 1, 1987 by and    Exhibit 10.7 to the CDC Registration
            between CDC and Centex Homes of New           Statement.
            Jersey, Inc.

 13         Centex 1995 Annual Report and Holding/CDC     Filed Herewith.
            1995 Annual Report.*

 23         Consent of Independent Public Accountants.    Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

- --------------------



* With the exception of the information expressly incorporated by reference in this Report from the Centex 1995 Annual Report and the Holding/CDC 1995 Annual Report, these two annual reports are not deemed filed with the Commission as part of this Report.