Form 10-Q
period 1995-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1995-08-11
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 JUNE 30, 1995

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

As of the close of business on August 8, 1995, 28,192,809 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

- --------------------------------------------------------------------------------

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                                 JUNE 30, 1995


                               CENTEX CORPORATION

                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                                                      1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended June 30, 1995                                                         2

                       Condensed Consolidated Balance Sheets                                                            3

                       Condensed Consolidated Statement of Cash Flows
                       for the Three Months Ended June 30, 1995                                                         4

                       Notes to Condensed Consolidated Financial Statements                                           5-7

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                         8-10

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                11

SIGNATURES                                                                                                             12

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                                                        13

                       Condensed Combining Statement of Operations
                       for the Three Months Ended June 30, 1995                                                        14

                       Condensed Combining Balance Sheets                                                              15

                       Condensed Combining Statement of Cash Flows
                       for the Three Months Ended June 30, 1995                                                        16

                       Notes to Condensed Combining Financial Statements                                               17

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                           18

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                19

SIGNATURES                                                                                                          20-21

                               CENTEX CORPORATION

                         PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1.

           The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries ("Centex" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

FOR THE THREE MONTHS ENDED                                                       June 30,
                                                                  ---------------------------------------
                                                                       1995                    1994
                                                                  --------------            -------------
REVENUES
   Home Building                                                  $      429,306            $     531,896
   Financial Services                                                     25,267                   37,584
   Contracting and Construction Services                                 246,377                  263,037
                                                                  --------------            -------------
                                                                         700,950                  832,517
                                                                  --------------            -------------
COSTS AND EXPENSES
   Home Building                                                         410,781                  503,664
   Financial Services                                                     23,265                   32,167
   Contracting and Construction Services                                 246,334                  263,642
   Other, net                                                                183                      415
   Equity in Earnings of Affiliate (CXP)                                  (5,911)                  (3,713)
   Corporate General and Administrative                                    3,645                    3,697
   Interest Expense                                                        9,580                    7,194
                                                                  --------------            -------------
                                                                         687,877                  807,066
                                                                  --------------            -------------
EARNINGS BEFORE GAIN ON CXP INITIAL
   PUBLIC OFFERING AND INCOME TAXES                                       13,073                   25,451
      Gain on CXP Initial Public Offering                                   -                      59,328
                                                                  --------------            -------------
EARNINGS BEFORE INCOME TAXES                                              13,073                   84,779
   Income Taxes                                                            5,200                   31,381
                                                                  --------------            -------------
NET EARNINGS                                                      $        7,873            $      53,398
                                                                  ==============            =============
EARNINGS PER SHARE                                                $         0.27            $        1.67
                                                                  ==============            =============
AVERAGE SHARES OUTSTANDING                                            28,902,755               31,962,028
                                                                  ==============            =============
CASH DIVIDENDS PER SHARE                                          $          .05            $         .05
                                                                  ==============            =============





See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             Centex Corporation and
                                                                  Subsidiaries                         Centex Corporation
                                                         -----------------------------            ------------------------------
                                                          June 30,          March 31,              June 30,            March 31,
                                                           1995*              1995**                1995*               1995**
                                                         ----------         ----------            ----------           ---------
ASSETS
  Cash and Cash Equivalents                              $   20,370         $   23,785            $   16,109           $   18,534
  Receivables -
     Residential Mortgage Loans                             505,206            413,802                     -                    -
     Other                                                  228,065            235,795               218,642              226,744
     Affiliates                                                   -                  -                     -                    -
  Inventories                                             1,184,117          1,166,471             1,184,117            1,166,471
  Investments -
     Centex Development Company, L.P.                        46,581             46,585                46,581               46,585
     Centex Construction Products, Inc.                      93,703             89,871                93,703               89,871
     Joint Ventures and Other                                 7,001              5,695                 7,001                5,695
     Unconsolidated Subsidiaries                                  -                  -                42,798               29,082
  Property and Equipment, net                                40,099             41,267                26,032               25,341
  Other Assets and Deferred Charges                          26,093             26,427                20,320               19,739
                                                         ----------         ----------            ----------           ----------
                                                         $2,151,235         $2,049,698            $1,655,303           $1,628,062
                                                         ==========         ==========            ==========           ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued Liabilities               $  539,128         $  555,944            $  481,902           $  504,659
  Short-term Debt                                           594,427            576,260               155,145              204,851
  Long-term Debt                                            322,054            222,530               322,054              222,530
  Deferred Income Taxes                                      19,301             26,737                19,877               27,795
  Stockholders' Equity -
     Preferred Stock, Authorized 5,000,000
           Shares, None Issued                                    -                  -                     -                    -
     Common Stock $.25 Par Value;
        Authorized 50,000,000 Shares;
        Issued and Outstanding
        28,161,011 and 28,070,978,
        respectively                                          7,040              7,018                 7,040                7,018
     Capital in Excess of Par Value                           1,611                  -                 1,611                    -
     Retained Earnings                                      667,674            661,209               667,674              661,209
                                                         ----------         ----------            ----------           ----------
  Total Stockholders' Equity                                676,325            668,227               676,325              668,227
                                                         ----------         ----------            ----------           ----------
                                                         $2,151,235         $2,049,698            $1,655,303           $1,628,062
                                                         ==========         ==========            ==========           ==========

                                                                     Financial Services
                                                                -----------------------------
                                                                 June 30,          March 31,
                                                                   1995*             1995**
                                                                ----------         ----------
ASSETS
  Cash and Cash Equivalents                                     $    4,261         $    5,251
  Receivables -
     Residential Mortgage Loans                                    505,206            413,802
     Other                                                           9,423              9,051
     Affiliates                                                     (4,034)            65,521
  Inventories                                                            -                  -
  Investments -
     Centex Development Company, L.P.                                    -                  -
     Centex Construction Products, Inc.                                  -                  -
     Joint Ventures and Other                                            -                  -
     Unconsolidated Subsidiaries                                         -                  -
  Property and Equipment, net                                       14,067             15,926
  Other Assets and Deferred Charges                                  5,773              6,688
                                                                ----------         ----------
                                                                $  534,696         $  516,239
                                                                ==========         ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued Liabilities                      $   57,226         $   51,285
  Short-term Debt                                                  439,282            371,409
  Long-term Debt                                                         -                  -
  Deferred Income Taxes                                               (576)            (1,058)
  Stockholders' Equity -
     Preferred Stock, Authorized 5,000,000
           Shares, None Issued                                           -                  -
     Common Stock $.25 Par Value;
        Authorized 50,000,000 Shares;
        Issued and Outstanding
        28,161,011 and 28,070,978,
        respectively                                                     2                 12
     Capital in Excess of Par Value                                 35,472             51,908
     Retained Earnings                                               3,290             42,683
                                                                ----------         ----------
  Total Stockholders' Equity                                        38,764             94,603
                                                                ----------         ----------
                                                                $  534,696         $  516,239
                                                                ==========         ==========

See notes to condensed consolidated financial statements.

* Unaudited

** Condensed from audited financial statements.


In the supplemental data presented above, "Centex Corporation" represents the adding together of all subsidiaries other than those included in Financial Services (CTX Mortgage and Affiliates). Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


FOR THE THREE MONTHS ENDED                                                           June 30,
                                                                       ----------------------------------
                                                                            1995                 1994
                                                                       ------------           -----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                        $      7,873           $    53,398
   Adjustments -
      Depreciation and Amortization                                           3,165                 2,023
      Deferred Income Taxes                                                  (5,768)               (8,455)
      Gain Related to CXP's IPO, net of Tax                                       -               (37,495)
      Equity in Losses of Joint Ventures,
         Unconsolidated Subsidiaries, and CDC                                    68                   198
      Equity in Earnings of Affiliate (CXP), net of Tax                      (3,832)               (2,401)
   Decrease (Increase) in Receivables                                         7,888               (52,585)
   (Increase) Decrease in Residential Mortgage Loans                        (91,562)              217,067
   Increase in Inventories                                                  (17,648)              (40,802)
   Decrease in Government-Guaranteed S&L Assets                                   -                11,160
   (Decrease) Increase in Payables and Accruals                             (17,507)               19,254
   Decrease (Increase) in Other Assets                                           11                (1,523)
   Other, net                                                                  (977)               (6,639)
                                                                       ------------           -----------
                                                                           (118,289)              153,200
                                                                       ------------           -----------
CASH FLOWS - INVESTING ACTIVITIES
   Increase in Advances to Joint Ventures,
      Unconsolidated Subsidiaries, and CDC                                   (1,370)                 (492)
   Dividend and Other Receipts Related to CXP's IPO                               -               186,525
   Property and Equipment Additions, net                                     (1,672)               (4,673)
   Increase in Marketable Securities                                              -               (48,536)
                                                                       ------------           -----------
                                                                             (3,042)              132,824
                                                                       ------------           -----------
CASH FLOWS - FINANCING ACTIVITIES
   Decrease in S&L Deposits and Debt                                              -               (14,777)
   Increase (Decrease) in Debt                                              117,691              (271,647)
   Retirement of Common Stock                                                     -               (30,564)
   Proceeds from Stock Option Exercises                                       1,633                   856
   Dividends Paid                                                            (1,408)               (1,560)
                                                                       ------------           -----------
                                                                            117,916              (317,692)
                                                                       ------------           -----------
NET DECREASE IN CASH                                                         (3,415)              (31,668)

CASH AT BEGINNING OF YEAR                                                    23,785                76,287
                                                                       ------------           -----------
CASH AT END OF PERIOD                                                  $     20,370           $    44,619
                                                                       ============           ===========

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (unaudited)


(A)      A summary of changes in stockholders' equity is presented below:


                                                              Capital in
                               Preferred        Common        Excess of       Retained
                                Stock           Stock         Par Value        Earnings          Total
                               -------        --------       -----------      ----------       ------------
                                                      (dollars in thousands)
Balance, March 31, 1995        $    -         $  7,018       $       -        $  661,209       $    668,227
   Net Earnings                     -               -                -             7,873              7,873
   Exercise of Stock Options        -               22             1,611              -               1,633
   Cash Dividends                   -               -                -            (1,408)            (1,408)
                               -------        --------       -----------      ----------       ------------
BALANCE, JUNE 30, 1995         $    -         $  7,040       $     1,611      $  667,674       $    676,325
                               =======        ========       ===========      ==========       ============


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

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)


                                                                          June 30,               March 31,
                                                                            1995                    1995*
                                                                       ------------            ------------
ASSETS
   Cash and Cash Equivalents                                           $     22,734            $     25,207
   Receivables                                                              738,127                 653,622
   Inventories                                                            1,284,994               1,266,509
   Investments in
      Centex Construction Products, Inc.                                     93,703                  89,871
      Joint Ventures and Unconsolidated Subsidiaries                          7,001                   5,695
   Property and Equipment, net                                               40,099                  41,267
   Other Assets and Deferred Charges                                         26,093                  26,427
                                                                       ------------            ------------
                                                                       $  2,212,751            $  2,108,598
                                                                       ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                            $    541,479            $    557,640
   Short-term Debt                                                          652,675                 632,745
   Long-term Debt                                                           322,054                 222,530
   Deferred Income Taxes                                                     19,301                  26,737
   Stockholders' Equity                                                     677,242                 668,946
                                                                       ------------            ------------
                                                                       $  2,212,751            $  2,108,598
                                                                       ============            ============

* Condensed from audited financial statements.

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                                                                      June 30,
                                                                       ------------------------------------
FOR THE THREE MONTHS ENDED                                                  1995                    1994
                                                                       ------------            ------------
   Revenues                                                            $    701,685            $    832,799
   Costs and Expenses                                                       688,414                 807,334
                                                                       ------------            ------------
   Earnings Before Gain on CXP's Initial Public Offering
      and Income Taxes                                                       13,271                  25,465
   Gain on CXP's Initial Public Offering                                          -                  59,328
                                                                       ------------            ------------
   Earnings Before Income Taxes                                              13,271                  84,793
   Income Taxes                                                               5,200                  31,381
                                                                       ------------            ------------
   NET EARNINGS                                                        $      8,071            $     53,412
                                                                       ============            ============

(C) In order to assure the future availability of land for home building, the Company has made deposits totaling $13 million as of June 30, 1995 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $320 million. These options and commitments expire at various dates to the year 2000. The Company has also committed to purchase land and developed lots totaling approximately $55 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $8 million.

(D) Interest expenses relating to the financial services operations are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.


                                                                              Three Months Ended
                                                                      -------------------------------------
                                                                          6/30/95                6/30/94
                                                                      -------------            ------------
      Total Interest Incurred                                         $      15,481            $     15,028
      Less -
           Financial Services                                                (5,901)                 (7,834)
                                                                      -------------            ------------
      INTEREST EXPENSE                                                $       9,580            $      7,194
                                                                      =============            ============


(E) During the quarter ended June 30, 1994, Centex Construction Products, Inc. completed an initial public offering of 51% of its stock and began trading on the New York Stock Exchange under the symbol "CXP." Centex received a dividend and other payments from CXP totaling approximately $186.5 million.

(F) Certain prior year balances have been reclassified to be consistent with the fiscal 1996 presentation.

                               CENTEX CORPORATION


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


           Centex consolidated revenues for the quarter were $701 million, 16% less than revenues of $833 million for the same quarter last year. Earnings before income taxes were $13.1 million, 49% less than $25.5 of earnings before income taxes and prior to the gain related to the Centex Construction Products, Inc. ("CXP") Initial Public Offering for the same quarter in fiscal 1995. Net earnings were $7.9 million and earnings per share were $.27 for this quarter compared to $15.9 million and $.50 for the same quarter last year prior to the CXP gain. Including the CXP gain, net earnings and earnings per share were $53.4 million and $1.67, respectively, for the fiscal 1995 quarter.

           On April 19, 1994, CXP completed the sale of 11,730,000 shares, or 51%, of its common stock through an initial public offering. Including a dividend and other payments, Centex received $186.5 million from the transaction. Centex retains ownership of 49% of CXP's stock.


HOME BUILDING

           The following summarizes Home Building results for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 (dollars in millions, except per unit data):

                                                                1995                                 1994
                                                      --------------------------           --------------------------
Home Building Revenues                                $    429.3           100.0%          $    531.9           100.0%

Cost of Sales                                             (352.9)          (82.2%)             (443.1)          (83.3%)
Selling, General & Administrative                          (57.9)          (13.5%)              (60.6)          (11.4%)
                                                      ----------           -----           ----------           -----

Operating Earnings                                    $     18.5             4.3%          $     28.2             5.3%
                                                      ----------           -----           -----------          -----

Units Closed                                               2,652                                3,233

Unit Sales Price                                      $  160,092                           $  154,625
     % Change                                                3.5%                                 8.4%

Operating Earnings per Unit                           $    6,985                           $    8,732

     % Change                                              (20.0%)                               42.0%


           The operating earnings for the quarter ended June 30, 1995 were lower as a percentage of revenue and on a per unit basis compared to the same period last year as a result of certain general and administrative costs being absorbed by 18% fewer closed units.

FINANCIAL SERVICES

           The Financial Services segment consists of Mortgage Banking in 1995 and Mortgage Banking and Savings and Loan in 1994. The following summarizes Financial Services' results for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 (dollars in millions):


                                                                                  1995                     1994
                                                                                ----------              ----------
Revenues                                                                        $     25.3              $     37.6
                                                                                ----------              ----------

Operating Earnings                                                              $      2.0              $      5.4
                                                                                ----------              ----------
Origination Volume                                                              $    1,059              $    1,260
                                                                                ----------              ----------

Number of Loans Originated

     Centex-built Homes                                                              1,736                   2,282

     Non-Centex-built Homes                                                          7,440                   9,056
                                                                                ----------               ---------
                                                                                     9,176                  11,338
                                                                                ==========                ========



           Declining interest rates during the quarter resulted in a 6% increase in mortgage applications over last year's quarter. Applications for the current quarter totaled 10,919, even though Mortgage Banking has approximately 40% fewer offices than it had a year ago as a result of recent restructuring and consolidation efforts. Assuming interest rates remain at or near current levels, the Company expects Mortgage Banking's profitability to improve in future quarters.

           Savings and Loan revenues were $1.8 million and operating earnings were $.6 million for the quarter ended June 30, 1994. In December 1994, the Savings and Loan sold its deposits and branches for a pre-tax gain of $3.2 million. The completion of the sale was Centex's final step in exiting the savings and loan industry.


CONTRACTING AND CONSTRUCTION SERVICES

           The following summarizes Contracting and Construction Services results for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 (dollars in millions):


                                                                                   1995                   1994
                                                                                ----------              ----------
Revenues                                                                        $    246.4              $    263.0
                                                                                ----------              ----------

Operating Earnings (Loss)                                                       $      -                $      (.6)
                                                                                ----------              ----------
New Contracts Received                                                          $      268              $      411
                                                                                ----------              ----------

Backlog of Uncompleted Contracts                                                $    1,350              $    1,384
                                                                                ----------              ----------


           Although Contracting and Construction Service's results continued to be impacted by an intensely competitive environment, the operation reported its first operating gain since the quarter ended March 31, 1992. Nonresidential construction is improving as the economy strengthens and profit margins in this group are beginning to improve.

The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of approximately $55 million during the current quarter and $69.5 million for the same quarter last year.


EQUITY IN EARNINGS OF AFFILIATE (CXP)

           Centex's 49% "Equity in Earnings of Affiliate (CXP)" was $5.9 million for the current quarter, a 59% increase over $3.7 million for the same quarter a year ago. Centex Construction Products, Inc. continues to benefit from improved demand and pricing for its cement and gypsum wallboard products.


FINANCIAL CONDITION AND LIQUIDITY

           Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $500 million of credit facilities to finance mortgages which are held during the period while they are being securitized and readied for delivery against forward sale commitments.

           As a result of improving home sales and related construction activity, cash of $17.6 million during the quarter ended June 30, 1995 and $40.8 million during the quarter ended June 30, 1994 was used to fund the increase in homes under construction, home building land and land development costs. Residential mortgage loans increased from their March 31, 1995 level by
$91.6 million due to the increase in mortgage banking activity.   The increase
in mortgage activity was financed with the existing CTX Mortgage Company credit facilities.

           In the quarter ended June 30, 1994, a significant source of funds was the dividend and other receipts related to CXP's Initial Public Offering, which provided $186.5 million in cash to Centex. The cash was used to reduce short- term indebtedness.

           During the June 30, 1995 quarter the Company issued $100 million of ten-year subordinated debentures with an interest rate of 7 3/8%. The proceeds were used to reduce short-term indebtedness.

           The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.


OUTLOOK

           The Company is continuing with its efforts to acquire equity interests in Dallas-based Vista Properties, Inc. and its affiliated partnership, Vista Partners. Centex has amended its Securities Purchase agreement with Vista to provide aggregate consideration of $94.5 million for Vista's noteholders and stockholders and to increase the consideration by $1 million to $95.5 million if Vista initiates its prepackaged bankruptcy proceedings on or before August 18, 1995. The ultimate acquisition at the $95.5 million consideration level would require an investment of approximately $75 million by the Company.

           The decrease in interest rates during the quarter has had a positive impact on both the Home Building and Financial Services businesses. If current sales rates are sustained over the next several months, the Company expects the financial results in the second half of fiscal 1996 to be favorably affected.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION




ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits


                     Exhibit 27 - Financial Data Schedule


             (b)  Reports on Form 8-K


                     The Company filed a report on Form 8-K dated June 5, 1995, relating to the pricing and sale of $100,000,000 aggregate principal amount of the Company's Subordinated Debt Securities and the filing of related exhibits.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CENTEX CORPORATION
                                                    Registrant


August 10, 1995                               /s/ David W. Quinn
                                                  David W. Quinn
                                           Executive Vice President and
                                              Chief Financial Officer
                                           (principal financial officer)


August 10, 1995                            /s/ Michael S. Albright
                                                Michael S. Albright
                                      Vice President - Finance and Controller
                                            (chief accounting officer)

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
                                  (unaudited)


                                                                       For The Three Months Ended June 30,
                                        -----------------------------------------------------------------------------------
                                                           1995                                       1994
                                        ------------------------------------------   --------------------------------------
                                                                      3333 HOLDING                            3333 HOLDING
                                                         CENTEX        CORPORATION                CENTEX      CORPORATION
                                                       DEVELOPMENT        AND                   DEVELOPMENT      AND
                                         COMBINED     COMPANY, L.P.    SUBSIDIARY    COMBINED   COMPANY, L.P.  SUBSIDIARY
                                        ----------    -------------   ------------   --------   ------------- -------------
Revenues                                $    2,382      $   2,241        $   611     $  3,105      $ 2,977       $  336

Costs and Expenses                           2,372          2,429            413        3,242        3,128          322
                                        ----------      ---------        -------     --------      -------       ------
Earnings (Loss) Before Income
    Taxes                                       10           (188)           198         (137)        (151)          14

Income Taxes                                     -              -              -            -            -            -
                                        ----------      ---------        -------     --------      -------       ------
NET EARNINGS (LOSS)                     $       10      $    (188)       $   198     $   (137)     $  (151)      $   14
                                        ==========      =========        =======     ========      =======       ======
EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                 $    (188)       $   198                   $  (151)      $   14
                                                        =========        =======                   =======       ======


See notes to condensed combining financial statements.

                    3333 Holding Corporation and Subsidiary
                      and Centex Development Company, L.P.
                       Condensed Combining Balance Sheets
                             (dollars in thousands)



                                                          June 30,  1995*                        March 31, 1995**
                                           -----------------------------------------    -------------------------------------
                                                                        3333 Holding                             3333 Holding
                                                          Centex         Corporation                 Centex       Corporation
                                                         Development        and                    Development        and
                                            Combined    Company, L.P.    Subsidiary      Combined  Company, L.P.   Subsidiary
                                           ---------    -------------   ------------    ---------- ------------- -------------
ASSETS
   Cash                                    $   2,364      $   2,363        $      1     $    1,422    $   1,403     $    19
   Accounts Receivable                           406            690             192            187          570         187
   Notes Receivable -
      Centex Corporation and
           Subsidiaries                        7,700              -           7,700          7,700            -       7,700
      Other                                    4,642          4,642               -          4,025        4,025           -
   Investment in Affiliate                         -              -             767              -            -         767
   Projects Held for Development & Sale -
          Forster Ranch                       54,651         54,651               -         53,493       53,493           -
          Other                               45,310         45,310               -         46,455       46,455           -
                                           ---------      ---------        --------     ----------    ---------     -------
                                           $ 115,073      $ 107,656        $  8,660     $  113,282    $ 105,946     $ 8,673
                                           =========      =========        ========     ==========    =========     =======


LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and
      Accrued Liabilities                  $   2,503      $   2,336        $    643     $    2,480    $   2,196     $   854
   Notes Payable -
      Centex Corporation and
        Subsidiaries                           7,600              -           7,600          7,600            -       7,600
      Forster Ranch                           54,651         54,651               -         53,493       53,493           -
      Other                                    3,492          3,492               -          2,992        2,992           -
   Land Sale Deposits                            105            105               -              5            5           -
                                           ---------      ---------        --------     ----------    ---------     -------
         Total Liabilities                    68,351         60,584           8,243         66,570       58,686       8,454

         Stockholders' Equity and
            Partners' Capital                 46,722         47,072             417         46,712       47,260         219
                                           ---------      ---------        --------     ----------    ---------     -------
                                           $ 115,073      $ 107,656        $  8,660     $  113,282    $ 105,946     $ 8,673
                                           =========      =========        ========     ==========    =========     =======


*   Unaudited

**  Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                             For The  Three Months Ended June 30,
                                     ----------------------------------------------------------------------------------
                                                       1995                                         1994
                                     -----------------------------------------    -------------------------------------
                                                                   3333 HOLDING                            3333 HOLDING
                                                     CENTEX         CORPORATION                CENTEX       CORPORATION
                                                   DEVELOPMENT         AND                    DEVELOPMENT        AND
                                     COMBINED      COMPANY, L.P.    SUBSIDIARY     COMBINED  COMPANY, L.P.   SUBSIDIARY
                                     -------       -------------   ------------    --------  ------------- ------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings (Loss)               $    10         $  (188)         $  198        $ (137)       $ (151)       $     14
   Net Change in Payables,
     Accruals, Deposits and
     Receivables                         (96)            120            (216)          235           247             (12)
   (Increase)Decrease in
     Notes Receivable                   (617)           (617)              -            91            91               -
   (Increase) Decrease in
     Projects Held for
     Development and Sale                (13)            (13)              -           548           548               -
                                     -------         -------          ------        ------        ------        --------
                                        (716)           (698)            (18)          737           735               2
                                     -------         -------          ------        ------        ------        --------
CASH FLOWS - FINANCING ACTIVITIES
   Increase  in Notes Payable          1,658           1,658               -           168           168               -
                                     -------         -------          ------        ------        ------        --------
                                       1,658           1,658               -           168           168               -
                                     -------         -------          ------        ------        ------        --------
NET INCREASE (DECREASE) IN CASH          942             960             (18)          905           903               2

CASH AT BEGINNING OF YEAR              1,422           1,403              19           101           101               -
                                     -------         -------          ------        ------        ------        --------
CASH AT END OF PERIOD                $ 2,364         $ 2,363          $    1        $1,006        $1,004        $      2
                                     =======         =======          ======        ======        ======        ========



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (unaudited)


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

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $1,165,000 and $2,524,000 for the three months ended June 30, 1995 and 1994 respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                                              For the Three Months Ended June 30, 1995
                                           --------------------------------------------------------------------------
                                                                                      3333 Holding Corporation
                                          Centex Development Company, L.P.                  and Subsidiary
                                          --------------------------------        -----------------------------------
                                           CLASS B    GENERAL     LIMITED                       CAPITAL IN
                                            UNITS    PARTNERS'   PARTNERS'         STOCK        EXCESS OF    RETAINED
                             COMBINED      WARRANTS    CAPITAL    CAPITAL         WARRANTS      PAR VALUE    EARNINGS
                             --------      --------   --------   --------         --------      ---------    --------
Balance at March 31, 1995     $   46,712 $       500 $     767   $ 45,993         $        1   $     800   $     (582)
Net Earnings (Loss)                   10          -         -        (188)                -             -         198
                              ---------- ----------- ---------   ---------        ----------   ---------   ----------
BALANCE AT JUNE 30, 1995      $   46,722 $       500 $     767   $  45,805        $        1   $     800   $     (384)
                              ========== =========== =========   =========        ==========   =========   ==========




(E) The Partnership and the holder of the Forster Ranch non-recourse notes have signed an agreement that may result in the transfer of ownership of the property to the lender in satisfaction of the debt. In connection with this agreement, CREC has agreed to fund certain holding and other costs CDC will incur through September 1995 in connection with its rezoning efforts.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the quarter ended June 30, 1995 of $2.4 million included results from the sale of commercial property in Texas, and residential property in Florida and New Jersey. Revenues of $3.1 million for the quarter ended June 30, 1994 included the sale of commercial property in California and residential property in Florida and New Jersey. The quarter ended June 30, 1995 reflected combined net earnings of $10,000, compared to a net loss of $137,000 for the same quarter last year. The improvement in earnings relates to the higher gross margin on real estate sales and a reduction in selling and administrative costs and expenses in the quarter ended June 30, 1995 compared to the same quarter last year.


LIQUIDITY AND CAPITAL RESOURCES

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

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits


                     Exhibit 27.1 - Financial Data Schedule
                     Exhibit 27.2 - Financial Data Schedule


             (b)   Reports on Form 8-K


                     The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1995


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           3333 HOLDING CORPORATION
                                                  Registrant


August 10, 1995                          /s/ J. Stephen Bilheimer
                                             J. Stephen Bilheimer
                                                  President


August 10, 1995                              /s/ Roger Sefzik
                                                 Roger Sefzik
                                         Vice President and Treasurer
                                          (chief accounting officer)

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CENTEX DEVELOPMENT COMPANY, L.P.
                                                         Registrant
                                             By:  3333 Development Corporation,
                                                       General Partner


August 10, 1995                                 /s/ J. Stephen Bilheimer
                                                    J. Stephen Bilheimer
                                                         President


August 10, 1995                                     /s/ Roger Sefzik
                                                        Roger Sefzik
                                                Vice President and Treasurer
                                                 (chief accounting officer)

                                EXHIBIT INDEX



Exhibit
  No.                           Description
- --------                     -----------------------------
  27                         Financial Data Schedule
  27.1                       Financial Data Schedule
  27.2                       Financial Data Schedule
