Form 10-Q
period 1995-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1995-11-14
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               SEPTEMBER 30, 1995

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

As of the close of business on November 8, 1995, 28,298,835 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 1,000 class A units of limited partnership interest of Centex Development Company, L.P. were outstanding.
________________________________________________________________________________

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                               SEPTEMBER 30, 1995


                               CENTEX CORPORATION

                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                                                      1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended September 30, 1995                                                    2

                       Condensed Consolidated Statement of Earnings
                       for the Six Months Ended September 30, 1995                                                      3

                       Condensed Consolidated Balance Sheets                                                            4

                       Condensed Consolidated Statement of Cash Flows
                       for the Six Months Ended September 30, 1995                                                      5

                       Notes to Condensed Consolidated Financial Statements                                           6-8

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                         9-12

PART II.   OTHER INFORMATION

           ITEM 4.     Submission of Matters to a Vote of Security Holders                                             13

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                13

SIGNATURES                                                                                                             14

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.



                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                                                        15

                       Condensed Combining Statement of Operations
                       for the Three Months Ended September 30, 1995                                                   16

                       Condensed Combining Statement of Operations
                       for the Six Months Ended September 30, 1995                                                     17

                       Condensed Combining Balance Sheets                                                              18

                       Condensed Combining Statement of Cash Flows
                       for the Six Months Ended September 30, 1995                                                     19

                       Notes to Condensed Combining Financial Statements                                               20

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                           21

PART II.   OTHER INFORMATION

           ITEM 4.     Submission of Matters to a Vote of Security Holders                                             22

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                22

SIGNATURES                                                                                                          23-24

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE THREE MONTHS ENDED                                   September 30,
                                                     -------------------------------
                                                          1995              1994
                                                     -------------     -------------
REVENUES
   Home Building                                     $     482,017     $     554,959
   Financial Services                                       34,669            29,889
   Contracting and Construction Services                   270,160           270,861
                                                     -------------     -------------
                                                           786,846           855,709
                                                     -------------     -------------

COSTS AND EXPENSES
   Home Building                                           457,510           522,927
   Financial Services                                       29,699            28,308
   Contracting and Construction Services                   270,048           271,406
   Other, net                                                   63               493
   Equity in Earnings of Affiliate (CXP)                    (7,928)           (5,762)
   Corporate General and Administrative                      3,725             3,643
   Interest Expense                                          9,714             7,607
                                                     -------------     -------------
                                                           762,831           828,622
                                                     -------------     -------------

EARNINGS BEFORE INCOME TAXES                                24,015            27,087
   Income Taxes                                              9,464            10,186
                                                     -------------     -------------

NET EARNINGS                                         $      14,551     $      16,901
                                                     =============     =============
EARNINGS PER SHARE                                   $        0.50     $        0.55
                                                     =============     =============
AVERAGE SHARES OUTSTANDING                              29,019,183        30,732,544
                                                     =============     =============
CASH DIVIDENDS PER SHARE                             $        0.05     $        0.05
                                                     =============     =============




See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

FOR THE SIX MONTHS ENDED                                    September 30,
                                                   --------------------------------
                                                        1995               1994
                                                   -------------      -------------
REVENUES
   Home Building                                   $     911,323      $   1,086,855
   Financial Services                                     59,936             67,473
   Contracting and Construction Services                 516,537            533,898
                                                   -------------      -------------
                                                       1,487,796          1,688,226
                                                   -------------      -------------
COSTS AND EXPENSES
   Home Building                                         868,291          1,026,591
   Financial Services                                     52,964             60,475
   Contracting and Construction Services                 516,382            535,048
   Other, net                                                246                908
   Equity in Earnings of Affiliate (CXP)                 (13,839)            (9,475)
   Corporate General and Administrative                    7,370              7,340
   Interest Expense                                       19,294             14,801
                                                   -------------      -------------
                                                       1,450,708          1,635,688
                                                   -------------      -------------
EARNINGS BEFORE GAIN ON CXP INITIAL
   PUBLIC OFFERING AND INCOME TAXES                       37,088             52,538
   Gain on CXP Initial Public Offering                     -                 59,328
                                                   -------------      -------------
EARNINGS BEFORE INCOME TAXES                              37,088            111,866
   Income Taxes                                           14,664             41,567
                                                   -------------      -------------
NET EARNINGS                                       $      22,424      $      70,299
                                                   =============      =============
EARNINGS PER SHARE                                 $        0.77      $        2.24
                                                   =============      =============
AVERAGE SHARES OUTSTANDING                            28,961,176         31,344,249
                                                   =============      =============
CASH DIVIDENDS PER SHARE                           $        0.10      $        0.10
                                                   =============      =============


See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                           Centex Corporation and
                                                                Subsidiaries                  Centex Corporation
                                                        -----------------------------    -----------------------------
                                                        September 30,      March 31,     September 30,      March 31,
                                                             1995*          1995**            1995*          1995**
                                                        -------------   -------------    -------------   -------------
ASSETS
Cash and Cash Equivalents                               $      26,390   $      23,785    $      19,277   $      18,534
Receivables -
   Residential Mortgage Loans                                 550,706         413,802           -               -
   Other                                                      240,090         235,795          224,919         226,744
   Affiliates                                                  -               -                -               -
Inventories                                                 1,270,510       1,166,471        1,270,510       1,166,471
Investments -
   Centex Development Company, L. P.                           42,927          46,585           42,927          46,585
   Centex Construction Products, Inc.                          98,853          89,871           98,853          89,871
   Joint Ventures and Other                                     5,390           5,695            5,390           5,695
   Unconsolidated Subsidiaries                                 -               -                38,285          29,082
Property and Equipment, net                                    38,775          41,267           25,739          25,341
Other Assets and Deferred Charges                              23,621          26,427           16,920          19,739
                                                        -------------   -------------    -------------   -------------
                                                        $   2,297,262   $   2,049,698    $   1,742,820   $   1,628,062
                                                        =============   =============    =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities                $     588,265   $     555,944    $     526,545   $     504,659
Short-term Debt                                               679,225         576,260          186,305         204,851
Long-term Debt                                                322,075         222,530          322,075         222,530
Deferred Income Taxes                                          17,269          26,737           17,467          27,795
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                      -               -                -               -
   Common Stock $.25 Par Value:
      Authorized 50,000,000 Shares:
      Issued and Outstanding
      28,214,109 and 28,070,978, respectively                   7,054           7,018            7,054           7,018
   Capital in Excess of Par Value                               2,560          -                 2,560          -
   Retained Earnings                                          680,814         661,209          680,814         661,209
                                                        -------------   -------------    -------------   -------------
Total Stockholders' Equity                                    690,428         668,227          690,428         668,227
                                                        -------------   -------------    -------------   -------------
                                                        $   2,297,262   $   2,049,698    $   1,742,820   $   1,628,062
                                                        =============   =============    =============   =============

                                                                 Financial Services
                                                             -------------------------
                                                             September 30,  March 31,
                                                                1995*         1995**
                                                             -----------   -----------
ASSETS
Cash and Cash Equivalents                                    $     7,113   $     5,251
Receivables -
   Residential Mortgage Loans                                    550,706       413,802
   Other                                                          15,171         9,051
   Affiliates                                                     (1,007)       65,521
Inventories                                                        -             -
Investments -
   Centex Development Company, L. P.                               -             -
   Centex Construction Products, Inc.                              -             -
   Joint Ventures and Other                                        -             -
   Unconsolidated Subsidiaries                                     -             -
Property and Equipment, net                                       13,036        15,926
Other Assets and Deferred Charges                                  6,701         6,688
                                                             -----------   -----------
                                                             $   591,720   $   516,239
                                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities                     $    61,720   $    51,285
Short-term Debt                                                  492,920       371,409
Long-term Debt                                                     -             -
Deferred Income Taxes                                               (198)       (1,058)
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                          -             -
   Common Stock $.25 Par Value:
      Authorized 50,000,000 Shares:
      Issued and Outstanding
      28,214,109 and 28,070,978, respectively                          2            12
   Capital in Excess of Par Value                                 36,722        51,908
   Retained Earnings                                                 554        42,683
                                                             -----------   -----------
Total Stockholders' Equity                                        37,278        94,603
                                                             -----------   -----------
                                                             $   591,720   $   516,239
                                                             ===========   ===========

See notes to condensed consolidated financial statements

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE SIX MONTHS ENDED                                            September 30,
                                                             --------------------------
                                                                 1995          1994
                                                             ------------   -----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                              $    22,424    $    70,299
   Adjustments -
      Depreciation and Amortization                                6,324          4,093
      Deferred Income Taxes                                       (5,092)        (7,224)
      Gain Related to CXP's IPO, net of Tax                        -            (37,495)
      Equity in (Earnings) Losses of CXP, Joint Ventures
       and CDC                                                    (9,074)        (5,624)
   Increase in Receivables                                        (1,790)       (22,422)
   (Increase) Decrease in Residential Mortgage Loans            (136,904)       240,411
   Increase in Inventories                                        (9,601)       (67,384)
   Decrease in Government-Guaranteed S&L Assets                    -             23,231
   Increase (Decrease) in Payables and Accruals                   19,337         (9,194)
   Decrease (Increase) in Other Assets                             2,585         (3,404)
   Other, net                                                     (3,353)        (6,950)
                                                             -----------    -----------
                                                                (115,144)       178,337
                                                             -----------    -----------

CASH FLOWS - INVESTING ACTIVITIES
   Increase in Advances to Joint Ventures and CDC                  4,055          7,691
   Acquisition of Vista Properties                               (85,422)         -
   Dividend and Other Receipts Related to CXP's IPO                -            186,525
   Property and Equipment Additions, net                          (3,171)        (7,985)
   Increase in Marketable Securities                               -            (70,763)
                                                             -----------    -----------
                                                                 (84,538)       115,468
                                                             -----------    -----------

CASH FLOWS - FINANCING ACTIVITIES
   Decrease in S&L Deposits and Debt                               -            (35,901)
   Increase (Decrease) in Debt                                   202,510       (239,839)
   Retirement of Common Stock                                      -            (61,723)
   Proceeds from Stock Option Exercises                            2,596          1,026
   Dividends Paid                                                 (2,819)        (3,071)
                                                             -----------    -----------
                                                                 202,287       (339,508)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                    2,605        (45,703)

CASH AT BEGINNING OF YEAR                                         23,785         76,287
                                                             -----------    -----------
CASH AT END OF PERIOD                                        $    26,390    $    30,584
                                                             ===========    ===========



See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (unaudited)

(A) A summary of changes in stockholders' equity is presented below:

                                                    Capital in
                              Preferred   Common     Excess of      Retained
                                 Stock    Stock      Par Value      Earnings        Total
                              --------- ---------  -------------  ------------  ------------
                                                  (dollars in thousands)
    Balance, March 31, 1995     $  -    $   7,018  $      -       $    661,209  $    668,227
      Net Earnings                 -         -            -             22,424        22,424
      Exercise of Stock Options    -           36          2,560        -              2,596
      Cash Dividends               -         -            -             (2,819)       (2,819)
                                ------  ---------  -------------  ------------  ------------
    BALANCE, SEPTEMBER 30, 1995 $  -    $   7,054  $       2,560  $    680,814  $    690,428
                                ======  =========  =============  ============  ============




(B) On November 30, 1987 the Company distributed to a nominee, all of the issued and outstanding shares of common stock of 3333 Holding Corporation and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L. P. A wholly-owned subsidiary of 3333 Holding Corporation serves as general partner of Centex Development Company, L. P. These securities are held by the nominee on behalf of Centex stockholders, and will trade in tandem with the common stock of Centex, until such time as they are detached. Supplementary condensed combined financial statements for Centex, 3333 Holding Corporation and Subsidiary and Centex Development Company, L. P. are as follows:

  CENTEX CORPORATION AND SUBSIDIARIES, 3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L. P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                               September 30,        March 31,
                                                                   1995               1995 *
                                                               -------------      -------------
ASSETS
   Cash and Cash Equivalents                                   $      27,752      $      25,207
   Receivables                                                       798,375            653,622
   Inventories                                                     1,366,731          1,266,509
   Investments in
      Centex Construction Products, Inc.                              98,853             89,871
      Joint Ventures and Unconsolidated Subsidiaries                   5,390              5,695
   Property and Equipment, net                                        38,775             41,267
   Other Assets and Deferred Charges                                  23,621             26,427
                                                               -------------      -------------
                                                               $   2,359,497      $   2,108,598
                                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                    $     590,795      $     557,640
   Short-term Debt                                                   737,996            632,745
   Long-term Debt                                                    322,075            222,530
   Deferred Income Taxes                                              17,269             26,737
   Stockholders' Equity                                              691,362            668,946
                                                               -------------      -------------
                                                               $   2,359,497      $   2,108,598
                                                               =============      =============

*Condensed from audited financial statements


             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                                                        September 30,
                                                               --------------------------------
FOR THE SIX MONTHS ENDED                                            1995               1994
                                                               -------------      -------------
   Revenues                                                    $   1,495,890      $   1,688,606
   Costs and Expenses                                              1,458,587          1,576,691
                                                               -------------      -------------
   Earnings Before Income Taxes                                       37,303            111,915
   Income Taxes                                                       14,664             41,567
                                                               -------------      -------------
NET EARNINGS                                                   $      22,639      $      70,348
                                                               =============      =============

(C) In order to assure the future availability of land for home building, the Company has made deposits totaling $13 million as of September 30, 1995 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $323 million. These options and commitments expire at various dates to the year 2000. The Company has also committed to purchase land and developed lots totaling approximately $56 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $6 million.

(D) Interest expenses relating to the financial services operations are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.

                                                         Six Months Ended
                                                  -----------------------------
                                                    9/30/95            9/30/94
                                                  ----------         ----------
    Total Interest Incurred                       $   33,307         $   30,000
    Less Financial Services                          (14,013)           (15,199)
                                                  ----------         ----------
    Interest Expense                              $   19,294         $   14,801
                                                  ==========         ==========


(E) During the quarter, the Company completed the acquisition of an equity interest in Vista Properties, Inc. ("Vista") for approximately $85 million. As a result of Centex's acquisition, Vista's equity and debt holders received distributions of approximately $115 million which included Centex's $85 million investment plus $30 million of Vista's cash balances. Vista owns approximately 3,400 acres of land in seven states. The land is zoned, planned or developed for single- and multi-family residential, office, retail, industrial, and other commercial uses. The land will provide Centex with key residential sites in certain of its existing markets as well as commercial development opportunities. In addition, Vista has certain potential tax benefits which may become partially useable by Vista in future years.

(F) Certain prior year balances have been reclassified to be consistent with the fiscal 1996 presentation.

                               CENTEX CORPORATION


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


           Centex consolidated revenues for the quarter were $787 million, 8% less than revenues of $856 million for the same quarter last year. Net earnings for the quarter were $14.6 million, 14% less than $16.9 million for the same quarter a year ago. Earnings per share for this year's quarter were $.50 compared to $.55 for the same quarter in fiscal 1995.

           For the six months ended September 30, 1995, corporate revenues totaled $1.5 billion, 12% less than $1.7 billion for the same period last year. Earnings before income taxes were $37.1 million for the period this year, 29% less than $52.5 million for the same period last year. Total earnings before income taxes for the period last year, including the gain on the sale of 51% of CXP, were $111.9 million. Net earnings for the current six months were $22.4 million, 32% less than $32.8 million for the same period last year. Total net earnings for the six months last year, including the gain on the CXP sale, were $70.3 million. Earnings per share for the current six months were $.77 compared to $1.05 last year. Total earnings per share for the six months last year, including the gain from the CXP sale, were $2.24.

           Earnings per share for both the quarter and the six months this year declined less than net earnings for the respective periods last year due to fewer average shares outstanding in the current periods. During the fiscal year ended March 31, 1995, Centex repurchased 3.74 million shares of its common stock, or about 12% of the shares outstanding at the beginning of its 1995 fiscal year.


HOME BUILDING

           The following summarizes Home Building results for the quarter and fiscal year-to-date ended September 30, 1995 compared to the quarter and fiscal year-to-date ended September 30, 1994 (dollars in millions, except per unit data):

                                                            Quarter Ended                        Quarter Ended
                                                               9/30/95                               9/30/94
                                                        -------------------------            -------------------------
Home Building Revenues                                  $  482.0           100.0%            $  555.0           100.0%
Cost of Sales                                             (397.1)          (82.4%)             (460.2)          (82.9%)
Selling, General & Administrative                          (60.4)          (12.5%)              (62.7)          (11.3%)
                                                        --------           -----             --------           -----
Operating Earnings                                      $   24.5             5.1%            $   32.1             5.8%
                                                        --------           -----             --------           -----
Units Closed                                               2,922                                3,469
Unit Sales Price                                        $163,143                             $158,613
     % Change                                                2.9%                                10.1%
Operating Earnings per Unit                             $  8,387                             $  9,234
     % Change                                               (9.2%)                               33.4%

                                                                Fiscal                               Fiscal
                                                              Year-to-Date                         Year-to-Date
                                                                9/30/95                               9/30/94
                                                        --------------------------           --------------------------
Home Building Revenues                                  $  911.3           100.0%            $1,086.9           100.0%
Cost of Sales                                             (750.0)          (82.3%)             (903.3)          (83.1%)
Selling, General & Administrative                         (118.3)          (13.0%)             (123.3)          (11.3%)
                                                        --------           -----             --------           -----
Operating Earnings                                      $   43.0             4.7%            $   60.3             5.6%
                                                        --------           -----             --------           -----
Units Closed                                               5,574                                6,702
Unit Sales Price                                        $161,692                             $156,689
     % Change                                                3.2%                                 9.2%
Operating Earnings per Unit                             $  7,720                             $  8,992
     % Change                                              (14.1%)                               36.9%


           The operating earnings for the quarter and fiscal year-to-date ended September 30, 1995 were lower as a percentage of revenues and on a per unit basis compared to the same periods last year as a result of certain general and administrative costs being absorbed by 16% fewer closed units in the quarter ended September 30, 1995 and 17% fewer closed units in the six months ended September 30, 1995.


FINANCIAL SERVICES

           The Financial Services segment consists of Mortgage Banking in 1995 and Mortgage Banking and Savings and Loan in 1994. The following summarizes Financial Services' results for the quarter and fiscal year-to-date ended September 30, 1995 compared to the quarter and fiscal year-to-date ended September 30, 1994 (dollars in millions):


                                                                                        Fiscal             Fiscal
                                                Quarter Ended      Quarter Ended     Year-to-Date        Year-to-Date
                                                   9/30/95            9/30/94          9/30/95             9/30/94
                                                -------------      -------------    ------------        -------------
Revenues                                           $  34.7            $  29.9         $     59.9         $     67.5
                                                   -------            -------         ----------         ----------
Operating Earnings                                 $   5.0            $   1.6         $      7.0         $      7.0
                                                   -------            -------         ----------         ----------
Origination Volume                                 $ 1,249            $ 1,165         $    2,308         $    2,425
                                                   -------            -------         ----------         ----------
Number of Loans Originated
     Centex-built Homes                              2,015              2,270              3,751              4,552
     Non-Centex-built Homes                          8,644              8,052             16,084             17,108
                                                   -------            -------         ----------         ----------
                                                    10,659             10,322             19,835             21,660
                                                   =======            =======         ==========         ==========

           Declining interest rates during the first six months of the fiscal year resulted in an increase in mortgage applications over the same period last year. Applications for the current quarter totaled 10,977, 14% higher than 9,628 applications for the same quarter last year. Applications for the six months were 22,391, up 13% from 19,877 for the same period in the prior fiscal year. These increases occurred even though Mortgage Banking has approximately 40% fewer offices than it had at its peak in the prior fiscal year.

           Savings and Loan revenues were $2.7 million and operating earnings were $1.2 million for the quarter ended September 30, 1994 and $4.5 million and $1.8 million, respectively, for the six months then ended. In December 1994, the Savings and Loan sold its deposits and branches and exited the industry.


CONTRACTING AND CONSTRUCTION SERVICES

           The following summarizes Contracting and Construction Services results for the quarter and fiscal year-to-date ended September 30, 1995 compared to the quarter and fiscal year-to-date ended September 30, 1994 (dollars in millions):

                                                                                     Fiscal            Fiscal
                                             Quarter Ended      Quarter Ended     Year-to-Date       Year-to-Date
                                                9/30/95            9/30/94           9/30/95            9/30/94
                                             -------------      -------------    --------------      -------------
Revenues                                        $  270.2           $  270.9         $   516.5          $   533.9
                                                --------           --------         ---------          ---------
Operating Earnings (Loss)                       $     .1           $    (.5)        $      .2          $    (1.2)
                                                --------           --------         ---------          ---------
New Contracts Received                          $    298           $    266         $     566          $     677
                                                --------           --------         ---------          ---------
Backlog of Uncompleted Contracts                $  1,373           $  1,379         $   1,373          $   1,379
                                                --------           --------         ---------          ---------


           Contracting and Construction Services continues to operate in a highly competitive market environment. Nonresidential construction is improving as the economy strengthens and profit margins in this group are improving. The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of approximately $60 million during the current and prior year quarters.


EQUITY IN EARNINGS OF AFFILIATE (CXP)

           Centex's 49% "Equity in Earnings of Affiliate (CXP)" was $7.9 million for the current quarter, a 38% increase over $5.8 million for the same quarter a year ago. For the current six months, Centex's 49% equity in CXP totaled $13.8 million, 46% higher than $9.5 million for the same period in the prior fiscal year. Centex Construction Products, Inc. benefited from record Cement operating earnings which rose 39% in the current quarter and from improved operating results in its Gypsum Wallboard and Concrete and Aggregates businesses.


ACQUISITION OF VISTA PROPERTIES, INC.

           During the quarter, the Company completed the acquisition of an equity interest in Vista Properties, Inc. ("Vista") for approximately $85 million. As a result of Centex's acquisition, Vista's equity and debt holders received distributions of approximately $115 million which included Centex's $85 million investment plus $30 million of Vista's cash balances. Vista owns approximately 3,400 acres of land in seven states. The land is zoned, planned or developed for single- and multi-family residential, office, retail, industrial, and other commercial uses. The land will provide Centex with key residential sites in certain of its existing markets as well as commercial development opportunities. In addition, Vista has certain potential tax benefits which may become partially useable by Vista in future years.


FINANCIAL CONDITION AND LIQUIDITY

           Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own credit facilities which aggregates $600 million. These facilities are used by CTX to finance mortgages held during the period they are being securitized and readied for delivery against forward sale commitments.

           As a result of improving home sales and related construction activity, $9.6 million during the six months ended September 30, 1995, and $67.4 million during the six months ended September 30, 1994 were used to fund the increase in homes under construction, home building land and land development costs. Residential mortgage loans increased from their March 31, 1995 level by $136.9 million due to the increase in mortgage banking activity. Centex's debt increased by approximately $80 million during the current fiscal year which funded the Vista acquisition and inventory additions. The increase in mortgage activity was funded with CTX Mortgage Company's credit facilities ($121.5 million) and working capital.

           The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.


OUTLOOK

           Recent interest rate drops have positively impacted both the Home Building and Financial Services businesses. Improving backlogs in these businesses, combined with continuing strong results from CXP, should generate earnings gains as the fiscal year progresses.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           On July 27, 1995, Centex held its Annual Meeting of Stockholders.
At the Annual Meeting, William J Gillilan III, David W. Quinn and Paul T. Stoffel were elected as directors to serve for a three-year term until the 1998 Annual Meeting. Voting results for these nominees are summarized as follows:

                                                             Number of Shares
                                                    --------------------------------
                                                       For                   Against
                                                    ----------               -------
            William J Gillilan III                  23,842,231               67,119
                                                    ----------               -------
            David W. Quinn                          23,843,359               65,991
                                                    ----------               -------
            Paul T. Stoffel                         23,843,259               66,091
                                                    ----------               -------


           Additionally, the holders of the Common Stock approved the motion to extend until November 30, 2007 the detachment date of warrants to purchase Class B Units of limited partnership interest in Centex Development Company, L.P. Voting results are summarized as follows:


                            21,684,052             Shares FOR
                            ----------
                               126,192             Shares AGAINST
                            ----------
                               247,872             Shares ABSTAINED
                            ----------



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                     Exhibit 27 - Financial Data Schedule


             (b)  Reports on Form 8-K

                     The Registrant filed a report on Form 8-K dated October
                 12, 1995, reporting the acquisition of equity securities of Vista Properties, Inc., a Nevada Corporation.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CENTEX CORPORATION
                                        ----------------------------------------
                                                      Registrant


November 10, 1995                                /s/ David W. Quinn
                                        ----------------------------------------
                                                    David W. Quinn
                                             Executive Vice President and
                                                Chief Financial Officer
                                             (principal financial officer)


November 10, 1995                              /s/ Michael S. Albright
                                        ----------------------------------------
                                                  Michael S. Albright
                                        Vice President - Finance and Controller
                                              (chief accounting officer)

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
                                  (unaudited)


                                                                 For The Three Months Ended September 30,
                                       --------------------------------------------------------------------------------------------
                                                          1995                                           1994
                                       -------------------------------------------    ---------------------------------------------
                                                                      3333 HOLDING                                     3333 HOLDING
                                                         CENTEX        CORPORATION                     CENTEX           CORPORATION
                                                       DEVELOPMENT        AND                        DEVELOPMENT           AND
                                         COMBINED     COMPANY, L.P.    SUBSIDIARY        COMBINED    COMPANY, L.P.      SUBSIDIARY
                                       -------------  -------------  -------------    -------------  -------------    -------------
Revenues                               $       8,099  $       7,998  $         470    $       1,330  $       1,197    $         376

Costs and Expenses                             7,913          7,829            453            1,559          1,461              341
                                       -------------  -------------  -------------    -------------  -------------    -------------

Earnings (Loss) Before Income Taxes              186            169             17             (229)          (264)              35

Income Taxes                                     -              -              -                -              -                -
                                       -------------  -------------  -------------    -------------  -------------    -------------

NET EARNINGS (LOSS)                    $         186  $         169  $          17    $        (229) $        (264)   $          35
                                       =============  =============  =============    =============  =============    =============

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                               $         169  $          17                   $        (264)   $          35
                                                      =============  =============                   =============    =============


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF OPERATIONS
               (dollars in thousands, except per share/unit data)
                                  (unaudited)


                                                                 For The Six Months Ended September 30,
                                    ------------------------------------------------------------------------------------------------
                                                         1995                                             1994
                                    ---------------------------------------------    -----------------------------------------------
                                                                    3333 HOLDING                                      3333 HOLDING
                                                      CENTEX         CORPORATION                       CENTEX          CORPORATION
                                                    DEVELOPMENT         AND                          DEVELOPMENT          AND
                                       COMBINED     COMPANY, L.P.    SUBSIDIARY        COMBINED      COMPANY, L.P.     SUBSIDIARY
                                    -------------  --------------  --------------    -------------  ---------------  ---------------
Revenues                            $      10,481  $       10,239  $        1,081    $       4,435  $         4,174  $           712

Costs and Expenses                         10,285          10,258             866            4,801            4,589              663
                                    -------------  --------------  --------------    -------------  ---------------  ---------------

Earnings (Loss) Before Income Taxes           196             (19)            215             (366)            (415)              49

Income Taxes                               -              -               -                 -               -                -
                                    -------------  --------------  --------------    -------------  ---------------  ---------------

NET EARNINGS (LOSS)                 $         196  $          (19) $          215    $        (366) $          (415) $            49
                                    =============  ==============  ==============    =============  ===============  ===============

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                            $          (19) $          215                   $          (415) $            49
                                                   ==============  ==============                   ===============  ===============


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)



                                                        September 30,  1995*                         March 31, 1995**
                                             ------------------------------------------   ---------------------------------------
                                                                           3333 HOLDING                              3333 HOLDING
                                                               CENTEX       CORPORATION                  CENTEX       CORPORATION
                                                             DEVELOPMENT        AND                    DEVELOPMENT        AND
                                              COMBINED      COMPANY, L.P.   SUBSIDIARY     COMBINED   COMPANY, L.P.   SUBSIDIARY
                                             ------------  --------------- ------------   ----------- -------------  ------------
ASSETS
   Cash                                       $     1,362  $         1,361  $         1   $     1,422  $      1,403  $         19
   Accounts Receivable                                507              769          190           187           570           187
   Notes Receivable -
      Centex Corporation and Subsidiaries           7,700          -              7,700         7,700        -              7,700
      Other                                         7,262            7,262        -             4,025         4,025        -
   Investment in Affiliate                          -              -                767         -            -                767
   Projects Held for Development & Sale -
          Forster Ranch                            55,828           55,828        -            53,493        53,493        -
          Other                                    39,459           39,459        -            46,455        46,455        -
                                              -----------  ---------------  -----------   -----------  ------------  ------------
                                              $   112,118  $       104,679  $     8,658   $   113,282  $    105,946  $      8,673
                                              ===========  ===============  ===========   ===========  ============  ============

LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and
      Accrued Liabilities                     $     2,639  $         2,467  $       624   $     2,480  $      2,196  $        854
   Notes Payable -
      Centex Corporation and Subsidiaries           7,600          -              7,600         7,600        -              7,600
      Forster Ranch                                55,828           55,828        -            53,493        53,493        -
      Other                                         2,943            2,943        -             2,992         2,992        -
   Land Sale Deposits                               -              -              -                 5             5        -
                                              -----------  ---------------  -----------   -----------  ------------  ------------
         Total Liabilities                         69,010           61,238        8,224        66,570        58,686         8,454

         Stockholders' Equity and
            Partners' Capital                      43,108           43,441          434        46,712        47,260           219
                                              -----------  ---------------  -----------   -----------  ------------  ------------
                                              $   112,118  $       104,679  $     8,658   $   113,282  $    105,946  $      8,673
                                              ===========  ===============  ===========   ===========  ============  ============


*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                     For The  Six Months Ended September  30,
                                          ----------------------------------------------------------------------------------------
                                                            1995                                       1994
                                          --------------------------------------------   -----------------------------------------
                                                                         3333 HOLDING                               3333 HOLDING
                                                           CENTEX         CORPORATION                  CENTEX        CORPORATION
                                                         DEVELOPMENT          AND                    DEVELOPMENT         AND
                                            COMBINED     COMPANY, L.P.     SUBSIDIARY     COMBINED   COMPANY, L.P.    SUBSIDIARY
                                          -----------    -------------   -------------   ---------    ----------    --------------
Cash Flows - Operating Activities
 Net Earnings (Loss)                      $       196    $         (19)  $         215   $    (366)   $     (415)   $           49
 Net Change in Payables, Accruals,
  Deposits and Receivables                       (166)              67            (233)       (385)         (338)              (47)
 (Increase)Decrease in Notes Receivable        (3,237)          (3,237)          -             119           119           -
 Decrease (Increase) in Projects Held
  for Development and Sale                      4,661            4,661           -             (86)          (86)          -
                                          -----------    -------------   -------------   ---------    ----------    --------------
                                                1,454            1,472             (18)       (718)         (720)                2
                                          -----------    -------------   -------------   ---------    ----------    --------------

Cash Flows - Financing Activities
 Increase  in Notes Payable                     2,286            2,286           -           1,532         1,532           -
 Capital Distributions                         (3,800)          (3,800)          -            -             -              -
                                          -----------    -------------   -------------   ---------    ----------    --------------
                                               (1,514)          (1,514)          -           1,532         1,532           -
                                          -----------    -------------   -------------   ---------    ----------    --------------

Net (Decrease) Increase In Cash                   (60)             (42)            (18)        814           812                 2

Cash At Beginning Of Year                       1,422            1,403              19         101           101           -
                                          -----------    -------------   -------------   ---------    ----------    --------------


Cash At End Of Period                     $     1,362    $       1,361   $           1   $     915    $      913    $            2
                                          ===========    =============   =============   =========    ==========    ==============



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (unaudited)


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

(B) See Note B to the condensed consolidated financial statements of Centex Corporation and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex Corporation and subsidiaries, Holding and subsidiary and the Partnership.

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $2,990,000 and $3,468,000 for the six months ended September 30, 1995 and 1994 respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                                      For the Six Months Ended September 30, 1995
                                           -----------------------------------------------------------------
                                                                                  3333 Holding Corporation
                                           Centex Development Company, L.P.            and Subsidiary
                                           ---------------------------------   -----------------------------
                                              CLASS B     GENERAL    LIMITED             CAPITAL IN
                                               UNITS     PARTNERS'  PARTNERS'    STOCK   EXCESS OF  RETAINED
                                  COMBINED   WARRANTS     CAPITAL    CAPITAL   WARRANTS  PAR VALUE  EARNINGS
                                  --------   --------    --------   --------   --------  ---------  --------
Balance at March 31, 1995         $ 46,712   $    500    $    767   $ 45,993   $      1  $     800  $   (582)
Capital Distribution                (3,800)        -           -      (3,800)        -          -         -
Net Earnings (Loss)                    196         -           -         (19)        -          -        215
                                  --------   --------    --------   --------   --------  ---------  --------
BALANCE AT SEPTEMBER 30, 1995     $ 43,108   $    500    $    767   $ 42,174   $      1  $     800  $   (367)
                                  ========   ========    ========   ========   ========  =========  ========



        During the quarter ended September 30, 1995, the Partnership made capital distributions of $3.8 million to CREC.

(E) The Partnership and the holder of the Forster Ranch non-recourse notes have signed an agreement that may result in the transfer of ownership of the property to the lender in satisfaction of the debt. In connection with this agreement, CREC has agreed to fund certain holding and other costs CDC will incur in connection with its rezoning efforts.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the six months ended September 30, 1995 of $10.5 million included results from the sale of commercial property in Texas, and residential property in Florida and New Jersey. Revenues of $4.4 million for six months ended September 30, 1994 included the sale of commercial property in California and Texas, and residential property in Florida, New Jersey and Illinois. The quarter ended September 30, 1995 reflected combined net earnings of $186,000 compared to a net loss of $229,000 for the same quarter last year. The improvement in earnings relates to a higher volume of sales activity in the quarter ended September 30, 1995 compared to the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended September 30, 1995, the Partnership made capital distributions of $3.8 million to CREC.

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

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    On July 27, 1995, 3333 Holding Corporation held its Annual Meeting of Stockholders. At the Annual Meeting, J. Stephen Bilheimer, Josiah O. Low, III and David M. Sherer were elected as directors to serve until the next annual election. Voting results for these nominees are summarized as follows:

                                                             Number of Shares
                                                      ------------------------------
                                                       For                   Against
                                                      -----                  -------
            J. Stephen Bilheimer                       758                      1
                                                      -----                  -------
            Josiah O. Low, III                         758                      1
                                                      -----                  -------
            David M. Sherer                            758                      1
                                                      -----                  -------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits

                     Exhibit 27.1 - Financial Data Schedule
                     Exhibit 27.2 - Financial Data Schedule


             (b)   Reports on Form 8-K

                     The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1995



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




                                          3333 HOLDING CORPORATION
                                        ----------------------------
                                                 Registrant


November 10, 1995                         /s/ J. Stephen Bilheimer
                                        ----------------------------
                                            J. Stephen Bilheimer
                                                 President


November 10, 1995                             /s/ Roger Sefzik
                                        ----------------------------
                                                Roger Sefzik
                                        Vice President and Treasurer
                                         (chief accounting officer)

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CENTEX DEVELOPMENT COMPANY, L.P.
                                        -----------------------------------
                                                     Registrant
                                        By:  3333 Development Corporation,
                                                  General Partner


November 10, 1995                            /s/ J. Stephen Bilheimer
                                        -----------------------------------
                                               J. Stephen Bilheimer
                                                    President


November 10, 1995                                 /s/ Roger Sefzik
                                        -----------------------------------
                                                   Roger Sefzik
                                           Vice President and Treasurer
                                            (chief accounting officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27         - Financial Data Schedule

  27.1       - Financial Data Schedule

  27.2       - Financial Data Schedule