Form 10-Q
period 1995-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1996-02-14
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               DECEMBER 31, 1995

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

--------------------------------------------------------------------------------

As of the close of business on February 9, 1996, 28,401,342 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 1,000 class A units of limited partnership interest of Centex Development Company, L.P. were outstanding.

--------------------------------------------------------------------------------

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                               DECEMBER 31, 1995


                               CENTEX CORPORATION

                                                                                PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended December 31, 1995               2

                       Condensed Consolidated Statement of Earnings
                       for the Nine Months Ended December 31, 1995                3

                       Condensed Consolidated Balance Sheets                      4

                       Condensed Consolidated Statement of Cash Flows
                       for the Nine Months Ended December 31, 1995                5

                       Notes to Condensed Consolidated Financial Statements     6-8

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                   9-12

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                                       14

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.



                                                                               PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                  15

                       Condensed Combining Statement of Operations
                       for the Three Months Ended December 31, 1995              16

                       Condensed Combining Statement of Operations
                       for the Nine Months Ended December 31, 1995               17

                       Condensed Combining Balance Sheets                        18

                       Condensed Combining Statement of Cash Flows
                       for the Nine Months Ended December 31, 1995               19

                       Notes to Condensed Combining Financial Statements         20

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                     21

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                          22

SIGNATURES                                                                    23-24

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)


FOR THE THREE MONTHS ENDED                                      December 31,
                                                     --------------------------------
                                                         1995                 1994
                                                     -----------          -----------
REVENUES
   Home Building                                     $   499,199          $   485,042
   Financial Services                                     33,307               27,258
   Contracting and Construction Services                 257,643              280,905
                                                     -----------          -----------

                                                         790,149              793,205
                                                     -----------          -----------

COSTS AND EXPENSES
   Home Building                                         470,612              460,691
   Financial Services                                     28,080               23,269
   Contracting and Construction Services                 259,593              281,475
   Other, net                                                 29                  398
   Equity in Earnings of Affiliate (CXP)                  (7,519)              (4,337)
   Corporate General and Administrative                    3,540                3,980
   Interest Expense                                       10,908                8,418
                                                     -----------          -----------

                                                         765,243              773,894
                                                     -----------          -----------

EARNINGS BEFORE INCOME TAXES                              24,906               19,311
   Income Taxes                                            9,750                6,254
                                                     -----------          -----------

NET EARNINGS                                         $    15,156          $    13,057
                                                     ===========          ===========

EARNINGS PER SHARE                                   $      0.52          $      0.44
                                                     ===========          ===========

AVERAGE SHARES OUTSTANDING                            29,229,616           29,485,220
                                                     ===========          ===========

CASH DIVIDENDS PER SHARE                             $      0.05          $      0.05
                                                     ===========          ===========



See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

FOR THE NINE MONTHS ENDED                                     December 31,
                                                     --------------------------------
                                                         1995                 1994
                                                     -----------          -----------
REVENUES
   Home Building                                     $ 1,410,522          $ 1,571,897
   Financial Services                                     93,243               94,731
   Contracting and Construction Services                 774,180              814,803
                                                     -----------          -----------

                                                       2,277,945            2,481,431
                                                     -----------          -----------

COSTS AND EXPENSES
   Home Building                                       1,338,903            1,487,282
   Financial Services                                     81,044               83,744
   Contracting and Construction Services                 775,975              816,523
   Other, net                                                275                1,306
   Equity in Earnings of Affiliate (CXP)                 (21,358)             (13,812)
   Corporate General and Administrative                   10,910               11,320
   Interest Expense                                       30,202               23,219
                                                     -----------          -----------

                                                       2,215,951            2,409,582
                                                     -----------          -----------

EARNINGS BEFORE GAIN ON CXP INITIAL
   PUBLIC OFFERING AND INCOME TAXES                       61,994               71,849
   Gain on CXP Initial Public Offering                      -                  59,328
                                                     -----------          -----------

EARNINGS BEFORE INCOME TAXES                              61,994              131,177
   Income Taxes                                           24,414               47,821
                                                     -----------          -----------

NET EARNINGS                                         $    37,580          $    83,356
                                                     ===========          ===========

EARNINGS PER SHARE                                   $      1.29          $      2.71
                                                     ===========          ===========

AVERAGE SHARES OUTSTANDING                            29,050,846           30,722,621
                                                     ===========          ===========

CASH DIVIDENDS PER SHARE                             $      0.15          $      0.15
                                                     ===========          ===========


See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                          Centex Corporation and
                                                                Subsidiaries                   Centex Corporation
                                                        -------------------------------    -----------------------------
                                                        December 31,       March 31,       December 31,      March 31,
                                                           1995*             1995**            1995*           1995**
                                                       ---------------   --------------    -------------   -------------
ASSETS
Cash and Cash Equivalents                              $        23,256   $       23,785    $      18,186   $      18,534
Receivables -
   Residential Mortgage Loans                                  592,356          413,802             -               -
   Other                                                       247,234          235,795          234,243         226,744
   Affiliates                                                     -                -                -               -
Inventories                                                  1,257,902        1,166,471        1,257,902       1,166,471
Investments -
   Centex Development Company, L. P.                            40,660           46,585           40,660          46,585
   Centex Construction Products, Inc.                          103,732           89,871          103,732          89,871
   Joint Ventures and Other                                      5,522            5,695            5,522           5,695
   Unconsolidated Subsidiaries                                    -                -              35,865          29,082
Property and Equipment, net                                     37,776           41,267           25,523          25,341
Other Assets and Deferred Charges                               23,288           26,427           16,495          19,739
                                                       ---------------   --------------    -------------   -------------
                                                       $     2,331,726   $    2,049,698    $   1,738,128   $   1,628,062
                                                       ===============   ==============    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities               $       587,336   $      555,944    $     537,097   $     504,659
Short-term Debt                                                702,546          576,260          159,187         204,851
Long-term Debt                                                 320,981          222,530          320,981         222,530
Deferred Income Taxes                                           12,921           26,737           12,921          27,795
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                         -                -                -               -
   Common Stock $.25 Par Value:
      Authorized 50,000,000 Shares:
      Issued and Outstanding
      28,398,842 and 28,070,978, respectively                    7,100            7,018            7,100           7,018
   Capital in Excess of Par Value                                6,291             -               6,291            -
   Retained Earnings                                           694,551          661,209          694,551         661,209
                                                       ---------------   --------------    -------------   -------------
Total Stockholders' Equity                                     707,942          668,227          707,942         668,227
                                                       ---------------   --------------    -------------   -------------
                                                       $     2,331,726   $    2,049,698    $   1,738,128   $   1,628,062
                                                       ===============   ==============    =============   =============



                                                            Financial Services
                                                       ------------------------------
                                                        December 31,       March 31,
                                                           1995*             1995**
                                                       ------------      ------------
ASSETS
Cash and Cash Equivalents                              $      5,070      $      5,251
Receivables -
   Residential Mortgage Loans                               592,356           413,802
   Other                                                     12,991             9,051
   Affiliates                                                 1,446            65,521
Inventories                                                    -                 -
Investments -
   Centex Development Company, L. P.                           -                 -
   Centex Construction Products, Inc.                          -                 -
   Joint Ventures and Other                                    -                 -
   Unconsolidated Subsidiaries                                 -                 -
Property and Equipment, net                                  12,253            15,926
Other Assets and Deferred Charges                             6,793             6,688
                                                       ------------      ------------
                                                       $    630,909      $    516,239
                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities               $     50,239      $     51,285
Short-term Debt                                             543,359           371,409
Long-term Debt                                                 -                 -
Deferred Income Taxes                                          -               (1,058)
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                      -                 -
   Common Stock $.25 Par Value:
      Authorized 50,000,000 Shares:
      Issued and Outstanding
      28,398,842 and 28,070,978, respectively                     2                12
   Capital in Excess of Par Value                            36,685            51,908
   Retained Earnings                                            624            42,683
                                                       ------------      ------------
Total Stockholders' Equity                                   37,311            94,603
                                                       ------------      ------------
                                                       $    630,909      $    516,239
                                                       ============      ============

See notes to condensed consolidated financial statements.             In the supplemental data presented above, "Centex Corporation"
                                                                      represents the adding together of all subsidiaries other than
*  Unaudited                                                          those included in Financial Services (CTX Mortgage and
**  Condensed from audited financial statements.                      Affiliates). Transactions between Centex Corporation and
                                                                      Financial Services have been eliminated from the Centex
                                                                      Corporation and Subsidiaries balance sheets.

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE NINE MONTHS ENDED                                                  December 31,
                                                                 ------------------------------
                                                                    1995                1994
                                                                 ----------          ----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                  $   37,580          $   83,356
   Adjustments -
      Depreciation and Amortization                                   9,396               2,938
      Deferred Income Taxes                                          (8,425)             (8,543)
      Gain Related to CXP's IPO, net of Tax                            -                (37,495)
      Equity in Earnings of CXP, CDC and Joint Ventures             (14,192)             (8,169)
   Increase in Receivables                                           (8,934)            (16,744)
   (Increase) Decrease in Residential Mortgage Loans               (178,554)            399,146
   Decrease (Increase) in Inventories                                 3,007            (120,023)
   Decrease in Government-Guaranteed S&L Assets                        -                 43,767
   Increase (Decrease) in Payables and Accruals                      17,558             (43,315)
   Decrease (Increase) in Other Assets                                2,597              (8,515)
   Other, net                                                        (3,518)             (7,311)
                                                                 ----------          ----------
                                                                   (143,485)            279,092
                                                                 ----------          ----------
CASH FLOWS - INVESTING ACTIVITIES
   Decrease in Advances to CDC and Joint Ventures                     6,429               9,841
   Acquisition of Vista Properties                                  (85,422)               -
   Dividend and Other Receipts Related to CXP's IPO                    -                186,525
   Property and Equipment Additions, net                             (4,923)            (11,185)
   Decrease in Marketable Securities                                   -                 76,697
                                                                 ----------          ----------
                                                                    (83,916)            261,878
                                                                 ----------          ----------
CASH FLOWS - FINANCING ACTIVITIES
   Decrease in S&L Deposits and Debt                                   -               (211,055)
   Increase (Decrease) in Debt                                      224,737            (305,961)
   Retirement of Common Stock                                          -                (74,040)
   Proceeds from Stock Option Exercises                               6,373               1,170
   Dividends Paid                                                    (4,238)             (4,498)
                                                                 ----------          ----------
                                                                    226,872            (594,384)
                                                                 ----------          ----------

NET DECREASE IN CASH                                                   (529)            (53,414)

CASH AT BEGINNING OF YEAR                                            23,785              76,287
                                                                 ----------          ----------

CASH AT END OF PERIOD                                            $   23,256          $   22,873
                                                                 ==========          ==========


See notes to condensed consolidated financial statements.

                      Centex Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               December 31, 1995
                                  (unaudited)

(A)      A summary of changes in stockholders' equity is presented below:

                                                                     Capital in
                                        Preferred       Common        Excess of         Retained
                                          Stock         Stock         Par Value         Earnings         Total
                                       ----------    -----------     -----------       ----------    -------------
                                                               (dollars in thousands)
    Balance, March 31, 1995            $    -        $    7,018      $      -          $  661,209     $    668,227
      Net Earnings                          -              -                -              37,580           37,580
      Exercise of Stock Options             -                82            6,291             -               6,373
      Cash Dividends                        -              -                -              (4,238)          (4,238)
                                       ----------    ----------      -----------       ----------     ------------
    BALANCE, DECEMBER 31, 1995         $    -        $    7,100      $     6,291       $  694,551     $    707,942
                                       ==========    ==========      ===========       ==========     ============


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
                             (dollars in thousands)

                                                                December 31,              March 31,
                                                                    1995                   1995 *
                                                            -------------------      ------------------
ASSETS
   Cash and Cash Equivalents                                $            24,465      $           25,207
   Receivables                                                          846,577                 653,622
   Inventories                                                        1,297,002               1,266,509
   Investments in
      Centex Construction Products, Inc.                                103,732                  89,871
      Joint Ventures and Unconsolidated Subsidiaries                      5,673                   5,695
   Property and Equipment, net                                           37,776                  41,267
   Other Assets and Deferred Charges                                     23,288                  26,427
                                                            -------------------      ------------------
                                                            $         2,338,513      $        2,108,598
                                                            ===================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                 $           590,204      $          557,640
   Short-term Debt                                                      705,522                 632,745
   Long-term Debt                                                       320,981                 222,530
   Deferred Income Taxes                                                 12,921                  26,737
   Stockholders' Equity                                                 708,885                 668,946
                                                            -------------------      ------------------
                                                            $         2,338,513      $        2,108,598
                                                            ===================      ==================

*Condensed from audited financial statements.


             Supplementary Condensed Combined Statement of Earnings
                             (dollars in thousands)

                                                                            December 31,
                                                            -------------------------------------------
FOR THE NINE MONTHS ENDED                                           1995                     1994
                                                            -------------------      ------------------
   Revenues                                                 $         2,289,790      $        2,485,202
   Costs and Expenses                                                 2,227,572               2,353,954
                                                            -------------------      ------------------
   Earnings Before Income Taxes                                          62,218                 131,248
   Income Taxes                                                          24,414                  47,821
                                                            -------------------      ------------------
NET EARNINGS                                                $            37,804      $           83,427
                                                            ===================      ==================

(C) In order to assure the future availability of land for home building, the Company has made deposits totaling $11 million as of December 31, 1995 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $308 million. These options and commitments expire at various dates to the year 2000. The Company has also committed to purchase land and developed lots totaling approximately $58 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $5 million.

(D) Interest expenses relating to the financial services operations are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.

                                                                      Nine Months Ended
                                                              --------------------------------
                                                                12/31/95            12/31/94
                                                              ------------        ------------
        Total Interest Incurred                               $     51,681        $     45,026
        Less Financial Services                                    (21,479)            (21,807)
                                                              ------------        ------------
        INTEREST EXPENSE                                      $     30,202        $     23,219
                                                              ============        ============

(E) During the quarter ended September 30, 1995, the Company completed the acquisition of an equity interest in Vista Properties, Inc. ("Vista") for approximately $85 million. Vista currently owns approximately 3,300 acres of land in seven states. The land is zoned, planned or developed for single- and multi-family residential, office, retail, industrial, and other commercial uses. Vista's board and management are in process of evaluating what benefits could be derived from coordinating, combining or consolidating the business activities of Vista and certain of the Company's subsidiaries. Although these evaluations are ongoing, Vista and Centex have initiated planning and development work in several key residential sites within Vista's portfolio and have identified commercial development opportunities in three of Vista's major projects. Vista has also initiated discussions with potential joint venture partners on select properties and is continuing with its marketing activities on the balance of its portfolio. In addition, Vista has substantial tax loss carryforwards and other significant tax related benefits which may become partially useable in future years.

(F) Certain prior year balances have been reclassified to be consistent with the fiscal 1996 presentation.

                               CENTEX CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

           Centex consolidated revenues for the quarter were $790 million, about the same as revenues of $793 million for the same quarter last year. Net earnings for the quarter were $15.2 million, 16% more than $13.1 million for the same quarter a year ago. Earnings per share for this year's quarter were $.52, an 18% increase over $.44 for the same quarter in fiscal 1995.

           For the nine months ended December 31, 1995, corporate revenues totaled $2.3 billion, 8% less than $2.5 billion for the same period last year. Earnings before income taxes were $62.0 million for the period this year, 14% less than $71.8 million for the same period last year. Total earnings before income taxes for the period last year, including the gain on the sale of 51% of CXP, were $131.2 million. Net earnings for the current nine months were $37.6 million, 18% less than $45.9 million for the same period last year. Total net earnings for the nine months last year, including the gain on the CXP sale, were $83.4 million. Earnings per share for the current nine months were $1.29 compared to $1.49 last year. Total earnings per share for the nine months last year, including the gain from the CXP sale, were $2.71.

           Earnings per share for both the quarter and the nine months this year declined slightly less than net earnings for the respective periods last year due to fewer average shares outstanding in the current periods. During the fiscal year ended March 31, 1995, Centex repurchased 3.74 million shares of its common stock, or about 12% of the shares outstanding at the beginning of its 1995 fiscal year.

HOME BUILDING

           The following summarizes Home Building results for the quarter and fiscal year-to-date ended December 31, 1995 compared to the quarter and fiscal year-to-date ended December 31, 1994 (dollars in millions, except per unit data):

                                                            Quarter Ended                        Quarter Ended
                                                               12/31/95                             12/31/94
                                                      ---------------------------          ---------------------------
Home Building Revenues                                $    499.2           100.0%          $    485.0           100.0%

Cost of Sales                                             (410.9)          (82.3%)             (398.8)          (82.2%)

Selling, General & Administrative                          (59.7)          (12.0%)              (61.9)          (12.8%)
                                                      ----------           -----           ----------           -----
Operating Earnings                                    $     28.6             5.7%          $     24.3             5.0%
                                                      ----------           -----           ----------           -----
Units Closed                                               2,948                                2,994

Unit Sales Price                                      $  165,262                           $  160,331

     % Change                                                3.1%                                 8.4%

Operating Earnings per Unit                           $    9,697                           $    8,133

     % Change                                               19.2%                                 0.5%

Backlog Units                                              4,773                                3,966

     % Change                                               20.3%                               (28.0%)

                                                               Fiscal                               Fiscal
                                                            Year-to-Date                         Year-to-Date
                                                              12/31/95                             12/31/94
                                                     ----------------------------         ----------------------------
Home Building Revenues                               $   1,410.5           100.0%         $   1,571.9           100.0%

Cost of Sales                                           (1,160.9)          (82.3%)           (1,302.1)          (82.8%)

Selling, General & Administrative                         (178.0)          (12.6%)             (185.2)          (11.8%)
                                                     -----------           -----          -----------           -----
Operating Earnings                                   $      71.6             5.1%         $      84.6             5.4%
                                                     -----------           -----          -----------           -----
Units Closed                                               8,522                                9,696

Unit Sales Price                                     $   162,927                          $   157,814

     % Change                                                3.2%                                 8.8%

Operating Earnings per Unit                          $     8,404                          $     8,727

     % Change                                               (3.7%)                               22.7%

Backlog Units                                              4,773                                3,966

     % Change                                               20.3%                               (28.0%)

           The operating earnings for the quarter ended December 31, 1995 were higher as a percentage of revenues and on a per unit basis compared to the same period last year as a result of an increase in the per unit sales price and a reduction in selling, general and administrative costs. The operating earnings for the fiscal year-to-date ended December 31, 1995 were lower as a percentage of revenues and on a per unit basis compared to the same period last year primarily as a result of certain general and administrative costs being absorbed by 12% fewer closed units in the nine months ended December 31, 1995.

FINANCIAL SERVICES

           The Financial Services segment consists of Mortgage Banking in 1995 and Mortgage Banking and Savings and Loan in 1994. The following summarizes Financial Services' results for the quarter and fiscal year-to-date ended December 31, 1995 compared to the quarter and fiscal year-to-date ended December 31, 1994 (dollars in millions):

                                                                                     Fiscal             Fiscal
                                             Quarter Ended      Quarter Ended     Year-to-Date       Year-to-Date
                                                12/31/95           12/31/94         12/31/95           12/31/94
                                             -------------      -------------     ------------       ------------
Revenues                                        $  33.3            $  27.3         $     93.2         $     94.7
                                                -------            -------         ----------         ----------
Operating Earnings                              $   5.2            $   4.0 *       $     12.2         $     11.0 *
                                                -------            -------         ----------         ----------
Origination Volume                              $ 1,207            $   939         $    3,515         $    3,364
                                                -------            -------         ----------         ----------
Number of Loans Originated
     Centex-built Homes                           2,108              1,851              5,859              6,403
     Non-Centex-built Homes ("spot")              8,096              6,399             24,180             23,507
                                                -------            -------         ----------         ----------
                                                 10,204              8,250             30,039             29,910
                                                =======            =======         ==========         ==========

           *Includes operating earnings from the savings and loan of $6.1 million and $7.9 million for the quarter and nine months ended December 31, 1994, respectively.

           Declining interest rates during the first nine months of the fiscal year has resulted in an increase in mortgage applications and originations over the same period last year. Applications for the current quarter totaled 9,754, 36% higher than 7,160 applications for the same quarter last year. Builder applications rose 11% while spot applications increased 45%. Applications for the nine months were 32,337, up 19% from 27,110 for the same period in the prior fiscal year. Builder applications rose 42% for the period while spot applications increased 14%. These increases occurred even though Mortgage Banking had substantially fewer offices than it had during the prior fiscal year.

           Savings and Loan revenues were $4.8 million for the quarter ended December 31, 1994 and $9.3 million for the nine months then ended. Centex finalized the sale of its savings and loan operations during the quarter ended December 31, 1994.


CONTRACTING AND CONSTRUCTION SERVICES

           The following summarizes Contracting and Construction Services results for the quarter and fiscal year-to-date ended December 31, 1995 compared to the quarter and fiscal year-to-date ended December 31, 1994 (dollars in millions):

                                                                                    Fiscal             Fiscal
                                             Quarter Ended      Quarter Ended    Year-to-Date       Year-to-Date
                                                12/31/95           12/31/94        12/31/95           12/31/94
                                             -------------      -------------    ------------       ------------
Revenues                                        $  257.6           $  280.9        $   774.2          $   814.8
                                                --------           --------        ---------          ---------
Operating Loss                                  $   (2.0)          $    (.5)       $    (1.8)         $    (1.7)
                                                --------           --------        ---------          ---------
New Contracts Received                          $    116           $    305        $     682          $     982
                                                --------           --------        ---------          ---------
Backlog of Uncompleted Contracts                $  1,236           $  1,403        $   1,236          $   1,403
                                                --------           --------        ---------          ---------

           The current quarter loss was due primarily to the non-recognition during the quarter of earnings related to a contract to build the Harrah's New Orleans Casino and write-downs of certain other projects. The Harrah's contract was suspended on November 22, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex and its subcontractors have claims totalling nearly $40 million against the partnership for completed but unpaid work. Centex's liability to its subcontractors is for less than the total claim. Centex has filed a $40 million lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership. Centex believes that it and its subcontractors will ultimately recover a substantial portion of the money owed to them. Centex will complete the evaluation of its recovery potential and determine what, if any, reserve provisions may be required during the quarter ending March 31, 1996.

           The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of approximately $60 million during the current and prior year quarters.

EQUITY IN EARNINGS OF AFFILIATE (CXP)

           Centex's 49% "Equity in Earnings of Affiliate (CXP)" was $7.5 million for the current quarter, a 73% increase over $4.3 million for the same quarter a year ago. For the current nine months, Centex's 49% equity in CXP totaled $21.4 million, 55% higher than $13.8 million for the same period in the prior fiscal year. Centex Construction Products, Inc. benefited during the quarter from continued strong product demand, improved operating efficiencies in its wallboard plants and stronger than expected product shipments due to unseasonably mild weather.

FINANCIAL CONDITION AND LIQUIDITY

           Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own credit facilities which aggregate $600 million. These facilities are used by CTX to finance mortgages held during the period they are being securitized and readied for delivery against forward sale commitments.

           During the nine months ended December 31, 1995 debt increased by approximately $225 million. This includes a $172 million increase in CTX Mortgage Company's credit facilities which funded the majority of the $178 million increase in residential mortgage loans. Approximately $50 million of debt was used to fund the acquisition of Vista Properties.

           The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.

OUTLOOK

           Recent lower level of interest rates has had a positive impact on both the Home Building and Financial Services businesses. Improving backlog in the businesses, coupled with the continuation of favorable results from CXP, should continue to generate earnings gains for the remainder of fiscal 1996 and provide the foundation for additional improvements in fiscal year 1997.

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



                                                   CENTEX CORPORATION
                                        ---------------------------------------
                                                       Registrant


February 9, 1996                                   /s/ David W. Quinn
                                        ---------------------------------------
                                                     David W. Quinn
                                              Executive Vice President and
                                                Chief Financial Officer
                                             (principal financial officer)


February 9, 1996                                /s/ Michael S. Albright
                                        ---------------------------------------
                                                  Michael S. Albright
                                        Vice President - Finance and Controller
                                               (chief accounting officer)

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
                                  (unaudited)


                                                               For The Three Months Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                           1995                                       1994
                                           ---------------------------------------   ----------------------------------------
                                                                      3333 HOLDING                               3333 HOLDING
                                                        CENTEX        CORPORATION                  CENTEX        CORPORATION
                                                      DEVELOPMENT        AND                     DEVELOPMENT        AND
                                           COMBINED   COMPANY, L.P.   SUBSIDIARY     COMBINED    COMPANY, L.P.   SUBSIDIARY
                                           --------   -------------   ------------   --------    -------------   ------------
Revenues                                   $  3,508     $  3,371        $  465       $  4,467      $   4,325      $   379

Costs and Expenses                            3,315        3,187           456          4,728          4,608          357
                                           --------     --------        ------       --------      ---------      -------

Earnings (Loss) Before Income Taxes             193          184             9           (261)          (283)          22

Income Taxes                                    -            -             -              -              -            -
                                           --------     --------        ------       --------      ---------      -------

NET EARNINGS (LOSS)                        $    193     $    184        $    9       $   (261)     $    (283)     $    22
                                           ========     ========        ======       ========      =========      =======

EARNINGS (LOSS) PER SHARE/UNIT
   (AVERAGE OUTSTANDING SHARES,
   1,000; Units, 1,000)                                 $    184        $    9                     $    (283)     $    22
                                                        ========        ======                     =========      =======


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF OPERATIONS
               (dollars in thousands, except per share/unit data)
                                  (unaudited)


                                                                For The Nine Months Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                           1995                                       1994
                                           ---------------------------------------   ----------------------------------------
                                                                      3333 HOLDING                               3333 HOLDING
                                                        CENTEX        CORPORATION                  CENTEX        CORPORATION
                                                      DEVELOPMENT        AND                     DEVELOPMENT        AND
                                           COMBINED   COMPANY, L.P.   SUBSIDIARY     COMBINED    COMPANY, L.P.   SUBSIDIARY
                                           --------   -------------   ------------   --------    -------------   ------------
Revenues                                   $ 13,989     $ 13,610        $ 1,546      $ 8,902       $ 8,499        $ 1,091

Costs and Expenses                           13,600       13,445          1,322        9,529         9,197          1,020
                                           --------     --------        -------      -------       -------        -------

Earnings (Loss) Before Income Taxes             389          165            224         (627)         (698)            71

Income Taxes                                    -            -              -            -             -              -
                                           --------     --------        -------      -------       -------        -------

NET EARNINGS (LOSS)                        $    389     $    165        $   224      $  (627)      $  (698)       $    71
                                           ========     ========        =======      =======       =======        =======

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                 $    165        $   224                    $  (698)       $    71
                                                        ========        =======                    =======        =======


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                      December 31,  1995*                             March 31, 1995**
                                               --------------------------------------     ------------------------------------------
                                                                         3333 HOLDING                                   3333 HOLDING
                                                            CENTEX       CORPORATION                      CENTEX        CORPORATION
                                                          DEVELOPMENT      AND                          DEVELOPMENT        AND
                                               COMBINED   COMPANY, L.P.  SUBSIDIARY       COMBINED      COMPANY, L.P.   SUBSIDIARY
                                               --------   -------------  ------------     --------      -------------   ------------
ASSETS
   Cash                                        $  1,209   $  1,206       $     3          $  1,422      $   1,403        $    19
   Accounts Receivable                              419        590           188               187            570            187
   Notes Receivable -
      Centex Corporation and Subsidiaries         7,700          -         7,700             7,700              -          7,700
      Other                                       6,756      6,756             -             4,025          4,025              -
   Investment in Affiliate                            -          -           767                 -              -            767
   Investment in Real Estate Joint Venture          151        151             -                 -              -              -
   Projects Held for Development & Sale -
          Forster Ranch                               -          -             -            53,493         53,493              -
          Other                                  38,155     38,155             -            46,455         46,455              -
                                               --------   --------       -------          --------      ---------        -------

                                               $ 54,390   $ 46,858       $ 8,658          $113,282      $ 105,946        $ 8,673
                                               ========   ========       =======          ========      =========        =======

LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and
      Accrued Liabilities                      $  3,013   $  2,757       $   615          $  2,480      $   2,196        $   854
   Notes Payable -
      Centex Corporation and Subsidiaries         7,600          -         7,600             7,600              -          7,600
      Forster Ranch                                   -          -             -            53,493         53,493              -
      Other                                       2,976      2,976             -             2,992          2,992              -
   Land Sale Deposits                                 -          -             -                 5              5              -
                                               --------   --------       -------          --------      ---------        -------
         Total Liabilities                       13,589      5,733         8,215            66,570         58,686          8,454

         Stockholders' Equity and
            Partners' Capital                    40,801     41,125           443            46,712         47,260            219
                                               --------   --------       -------          --------      ---------        -------

                                               $ 54,390   $ 46,858       $ 8,658          $113,282      $ 105,946        $ 8,673
                                               ========   ========       =======          ========      =========        =======


*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)


                                                                    For The  Nine Months Ended December 31,
                                          -------------------------------------------------------------------------------------
                                                         1995                                        1994
                                          ----------------------------------------  -------------------------------------------
                                                                      3333 HOLDING                                 3333 HOLDING
                                                        CENTEX        CORPORATION                   CENTEX         CORPORATION
                                                       DEVELOPMENT        AND                     DEVELOPMENT          AND
                                          COMBINED     COMPANY, L.P.  SUBSIDIARY    COMBINED     COMPANY, L.P.     SUBSIDIARY
                                          ---------    -------------  ------------  --------     -------------     ------------
CASH FLOWS - OPERATING ACTIVITIES
 Net Earnings (Loss)                      $     389    $     165      $   224       $   (627)    $    (698)        $      71
 Net Change in Payables, Accruals,
  Deposits and Receivables                      296          536         (240)           321           390               (69)
 Increase in Notes Receivable                (2,731)      (2,731)           -         (2,897)       (2,897)                -
 Increase in Advances to Joint Venture         (151)        (151)           -              -             -                 -
 Decrease in Projects Held
  for Development and Sale                   61,793       61,793            -          2,174         2,174                 -
                                          ---------    ---------      -------       --------     ---------         ---------
                                             59,596       59,612          (16)        (1,029)       (1,031)                2
                                          ---------    ---------      -------       --------     ---------         ---------

CASH FLOWS - FINANCING ACTIVITIES
 (Decrease) Increase  in Notes Payable      (53,509)     (53,509)           -          2,158         2,158                 -
 Capital Distributions                       (6,300)      (6,300)           -              -             -                 -
                                          ---------    ---------      -------       --------     ---------         ---------
                                            (59,809)     (59,809)           -          2,158         2,158                 -
                                          ---------    ---------      -------       --------     ---------         ---------

NET (DECREASE) INCREASE IN CASH                (213)        (197)         (16)         1,129         1,127                 2

CASH AT BEGINNING OF YEAR                     1,422        1,403           19            101           101                 -
                                          ---------    ---------      -------       --------     ---------         ---------

CASH AT END OF PERIOD                     $   1,209    $   1,206      $     3       $  1,230     $   1,228         $       2
                                          =========    =========      =======       ========     =========         =========

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (unaudited)


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

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $4,382,000 and $4,243,000 for the nine months ended December 31, 1995 and 1994 respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).

                                                         For the Nine Months Ended December 31, 1995
                                             -----------------------------------------------------------------
                                                                                  3333 Holding Corporation
                                             Centex Development Company, L.P.          and Subsidiary
                                             --------------------------------   ------------------------------
                                              CLASS B     GENERAL     LIMITED             CAPITAL IN
                                               UNITS     PARTNERS'   PARTNERS'    STOCK   EXCESS OF   RETAINED
                                  COMBINED   WARRANTS     CAPITAL     CAPITAL   WARRANTS  PAR VALUE   EARNINGS
                                  --------   --------    --------    --------   --------  ---------   --------
Balance at March 31, 1995        $   46,712  $    500    $    767    $ 45,993   $      1  $     800   $   (582)

Capital Distribution                 (6,300)        -           -      (6,300)         -          -          -

Net Earnings                            389         -           -         165          -          -        224
                                 ----------  --------    --------    --------   --------  ---------   --------
BALANCE AT DECEMBER 31, 1995     $   40,801  $    500    $    767    $ 39,858   $      1  $     800   $   (358)
                                 ==========  ========    ========    ========   ========  =========   ========


         During the quarter ended December 31, 1995, the Partnership made capital distributions of $2.5 million to CREC.


(E) During November 1995, the Partnership tendered to its non-recourse lender a deed to the remaining property in Forster Ranch, the Partnership's pro rata portion of the 1995-1996 real property taxes, an assignment of the Development Agreement made between the Partnership and the City of San Clemente and payment of certain developer fee credits. With these deliveries, the Partnership has surrendered any and all interest it may have in the Forster Ranch property to the lender.

         The Forster Ranch property was carried by the Partnership at an amount equal to the non-recourse indebtedness. Accordingly, these events had no adverse effect on the financial condition or results of operations of the Partnership or any related entities.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the quarter and nine months ended December 31, 1995 of $3.5 million and $14.0 million, respectively, included results from the sale of commercial property in Texas, and residential property in Florida and New Jersey. Revenues of $4.5 million and $8.9 million for the quarter and nine months ended December 31, 1994, respectively, included the sale of commercial property in California and Texas, and residential property in Florida, New Jersey and Illinois. The quarter ended December 31, 1995 reflected combined net earnings of $193,000 compared to a net loss of $261,000 for the same quarter last year. The nine months ended December 31, 1995 reflected combined net earnings of $389,000 compared to a net loss of $627,000 for the same period last year. The improvement in earnings relates to the higher gross margin on real estate sales in the periods ended December 31, 1995 compared to the same periods last year.

         During November 1995, the Partnership tendered to its non-recourse lender a deed to the remaining property in Forster Ranch, the Partnership's pro rata portion of the 1995-1996 real property taxes, an assignment of the Development Agreement made between the Partnership and the City of San Clemente and payment of certain developer fee credits. With these deliveries, the Partnership has surrendered any and all interest it may have in the Forster Ranch property to the lender.

         The Forster Ranch property was carried by the Partnership at an amount equal to the non-recourse indebtedness. Accordingly, these events had no adverse effect on the financial condition or results of operations of the Partnership or any related entities.


LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended December 31, 1995, the Partnership made capital distributions of $2.5 million to CREC, and for the nine months has made total distributions of $6.3 million.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

                 Exhibit 27.1 - Financial Data Schedule
                 Exhibit 27.2 - Financial Data Schedule


         (b)   Reports on Form 8-K

                 The Registrant filed a report on Form 8-K dated November 22, 1995, relating to the Forster Ranch property.


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




                                          3333 HOLDING CORPORATION
                                        ----------------------------
                                                 Registrant


February 9, 1996                          /s/ J. Stephen Bilheimer
                                        ----------------------------
                                            J. Stephen Bilheimer
                                                 President


February 9, 1996                              /s/ Roger Sefzik
                                        ----------------------------
                                                Roger Sefzik
                                        Vice President and Treasurer
                                         (chief accounting officer)

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




                                            CENTEX DEVELOPMENT COMPANY, L.P.
                                           ----------------------------------
                                                       Registrant
                                           By:  3333 Development Corporation,
                                                    General Partner


February 9, 1996                                /s/ J. Stephen Bilheimer
                                           ----------------------------------
                                                  J. Stephen Bilheimer
                                                       President


February 9, 1996                                    /s/ Roger Sefzik
                                           ----------------------------------
                                                      Roger Sefzik
                                              Vice President and Treasurer
                                               (chief accounting officer)

                                 EXHIBIT INDEX

Exhibit
  No.                 Description
-------        -----------------------
27             Financial Data Schedule
27.1           Financial Data Schedule
27.2           Financial Data Schedule