Form 10-K405
period 1996-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1996-05-22
CIK 18532, 818762, 818764

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the Fiscal Year Ended March 31, 1996

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

                                    Name of each                                                    Name of each
                                 exchange on which                                               exchange on which
 Title of each class                 registered                  Title of each class                 registered
- --------------------          -----------------------       ----------------------------      -----------------------
                 Centex Corporation                                           3333 Holding Corporation

    Common Stock                   New York Stock                   Common Stock                   New York Stock
  ($.25 par value)                    Exchange                    ($.01 par value)                    Exchange

                                                                          Centex Development Company, L.P.

                                                                Warrants to Purchase               New York Stock
                                                                Class B Units of                      Exchange
                                                                Limited Partnership
                                                                Interest Expiring
                                                                November 30, 2007


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
                                               ---     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. X

     The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on May 1, 1996 was approximately $756 million.

     Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on May 1, 1996:

Centex Corporation                                 Common Stock                                         28,425,851 shares
3333 Holding Corporation                           Common Stock                                              1,000 shares
Centex Development Company, L.P.                   Class A Units of Limited Partnership Interest             1,000 units

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.I, A.II, A.III, B.I, B.II and B.III of this Report:

(a) 1996 Annual Report to Stockholders of Centex Corporation for the fiscal year ended March 31, 1996;

(b) 1996 Annual Report to Stockholders of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. for the fiscal year ended March 31, 1996; and

(c) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 25, 1996.

================================================================================

                             JOINT ANNUAL REPORT ON
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996


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

      At present, Centex, Holding and CDC have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. PART A of this Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "Report") relates to Centex and its subsidiaries. PART B of this Report relates to Holding (and its subsidiary, Development) and to CDC.

      This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 1996 annual meetings of stockholders, the Annual Report to Stockholders of Centex for the fiscal year ended March 31, 1996 (the "Centex 1996 Annual Report") and the Annual Report to Stockholders of Holding and CDC for the fiscal year ended March 31, 1996 (the "Holding/CDC 1996 Annual Report"), portions of which are incorporated by reference into this Report. The Centex 1996 Annual Report and the Holding/CDC 1996 Annual Report are filed as an Exhibit to this Report. For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination. Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (H) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 40-41 of the Centex 1996 Annual Report.

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





                       -------------------------------



 PART B.          3333 HOLDING CORPORATION AND SUBSIDIARY AND
                       CENTEX DEVELOPMENT COMPANY, L.P.


                                    PART I

                                                                                                              PAGE
                                                                                                              ----
 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              40
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              43
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              44
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .              44



 TABLE OF CONTENTS (CONTINUED)
                                                     PART II                                                  PAGE
                                                                                                              ----

 Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters . . . . . .              45
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              46
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              47
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .              47
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial
                 Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              47

                                                     PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . .              47
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              49
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . .              50
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . .              53

                                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . .              55
 SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             56-57

                                       ------------------------------------

 INDICES TO EXHIBITS

   CENTEX CORPORATION AND SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              58-61
   3333 HOLDING CORPORATION AND SUBSIDIARY . . . . . . . . . . . . . . . . . . . . . . . . . . .              62-63
   CENTEX DEVELOPMENT COMPANY, L.P.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              64-66





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

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

         Centex is incorporated in the State of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock") began trading publicly in 1969. As of May 1, 1996, 28,425,851 shares of Centex Common Stock, which are traded on the New York Stock Exchange ("NYSE") and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd., were outstanding.

         Since its founding in 1950 as a Dallas, Texas-based residential and commercial construction company, Centex has evolved into a multi-industry company. Centex currently operates in three principal business segments: Home Building, Financial Services and Contracting and Construction Services. Centex also has a 49% interest in Centex Construction Products, Inc., a NYSE listed company in the construction products business.

         Centex is one of the nation's largest home builders, having built and delivered, through its wholly-owned subsidiary Centex Real Estate Corporation d/b/a Centex Homes ("CREC" or "Centex Homes"), 11,970 homes in its fiscal year ended March 31, 1996. Centex's Home Building operations currently involve the construction and sale of residential housing in 282 neighborhoods in 49 different markets. These activities also include the purchase and development of land. Centex has participated in the home building business since 1950.

         Centex's Financial Services operations in fiscal 1996 included mortgage origination and other related services on homes sold by Centex subsidiaries and by third parties. Centex has been in the mortgage banking business since 1973. Centex is a leading retail mortgage originator (originating approximately $4.9 billion of residential mortgages in fiscal
1996). In 1988 the Company acquired a savings and loan operation in central Texas. The savings and loan deposits and branch operations were sold in December 1994.

          Centex entered the contracting and construction services business in 1966 with the acquisition of a Dallas- based contractor which had been in business since 1936. Additional significant acquisitions of construction companies were made in 1978, 1982 and 1990. Centex currently ranks among the nation's largest general building contractors. The contracting and construction activities of the Company involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

         Centex's involvement in the construction products business started in 1963 when it began construction of its first cement plant. Since that time, this segment has expanded to include additional cement production and distribution facilities and the production, distribution and sale of aggregates, readymix concrete and gypsum wallboard. In April 1994, the Company's formerly wholly-owned Construction Products group, Centex Construction Products, Inc. (CXP), completed an initial public offering of 51% of its stock, which shares are now traded on the NYSE. CXP is the 6th largest U.S. owned cement producer and the nation's 13th largest cement producer. Centex retained a 49% interest in this group.

         In fiscal 1988, Centex established CDC. Reference is made to PART B of this Report for a discussion of the business of CDC.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Note (I) of the Notes to Consolidated Financial Statements of Centex on pages 42-43 of the Centex 1996 Annual Report contain additional information about the Company's business segments for years ended March 31, 1996, 1995 and 1994 and are incorporated herein by reference.


                       NARRATIVE DESCRIPTION OF BUSINESS

HOME BUILDING

         The Company's Home Building operations primarily involve the construction and sale of residential housing, including the development of land into residential communities and the purchase of developed lots. The Company's Home Building operations have ranked, by the number of units produced in a calendar year, as the largest U.S. builder of single-family homes from 1989 to 1994 and the second largest builder in 1995. Centex is also the only company to rank among Professional Builder's top 10 home builders for each of the past 27 years. Centex sells to both first time and move-up buyers. Approximately 96% of the houses Centex sells are single-family detached homes and the remainder are townhomes and low-rise condominiums.

Markets

         Centex follows a strategy of reducing exposure to local market volatility by spreading operations across geographically and economically diverse markets. Centex presently builds in 49 market areas in 20 states and the United Kingdom. The markets are listed below by geographic areas.

WEST                     California -
                          Vallejo/Fairfield/Napa                     Fresno
                          Oakland                                    Visalia/Tulane
                          Sacramento                                 Riverside/San Bernadino
                          Stockton/Lodi                              Orange County
                          Bakersfield                                Los Angeles/Long Beach
                                                                     San Diego

                         Washington State -                         Reno, Nevada
                          Tacoma                                    Portland, Oregon
                          Seattle


MIDWEST                  Chicago, Illinois                          Indianapolis, Indiana
                         Minneapolis/St. Paul, Minnesota            Columbus, Ohio
                         Colorado -
                          Denver
                          Boulder/Longmont




EAST                     Nashville, Tennessee                       Atlanta, Georgia
                         Virginia -                                 North Carolina -
                           Washington, D.C.                          Charlotte
                           Norfolk/Virginia Beach                    Raleigh/Durham
                         Baltimore, Maryland                        South Carolina -
                         Trenton, New Jersey                         Charleston
                                                                     Columbia
                                                                     Greenville/Spartanburg
SOUTHEAST                Florida -
                          Ft. Lauderdale                             West Palm Beach/Boca Raton
                          Jacksonville                               Sarasota/Bradenton
                          Naples                                     Ft. Myers/Cape Coral
                          Orlando                                    Tampa/St. Petersburg
                          Lakeland/Winter Haven

SOUTHWEST                Texas -                                    Arizona -
                          Austin                                     Phoenix/Mesa
                          Dallas                                    Albuquerque, New Mexico
                          Houston
                          Ft. Worth/Arlington
                          San Antonio
                          Killeen

         In fiscal 1996, Centex closed 11,970 houses, including first time, move-up and, in some markets, custom homes, ranging in price from approximately $69,000 to about $577,000 with the average sale price being approximately $163,900. In the Dallas and San Antonio locations, Centex has custom home divisions which offer higher-end homes.

         Summarized below by geographic area are Centex's home closings, sales (orders) backlog and sales (orders) for each of the five fiscal years ended March 31, 1996.

                                                      For the Fiscal Year Ended March 31,
                                         -----------------------------------------------------------
                                           1996         1995        1994         1993          1992
                                         -------      -------      -------      -------       ------

        CLOSINGS (IN UNITS):
         West                              2,347        2,454        1,973        1,358          901
         Midwest                           1,276        1,283        1,114        1,118          860
         East                              2,804        2,921        2,599        2,118        1,595
         Southeast                         2,241        2,632        2,895        2,433        1,898
         Southwest                         3,302        3,674        3,982        3,252        2,485
                                         -------      -------      -------      -------       ------
                                          11,970       12,964       12,563       10,279        7,739
                                         =======      =======      =======      =======       ======


        AVERAGE SALES PRICE (000'S)      $   164      $   159      $   147       $  138       $  136
                                         =======      =======      =======       ======       ======


        SALES (ORDERS) BACKLOG, AT THE END OF PERIOD (IN UNITS):
         West                                980          603          756          663          581
         Midwest                             652          442          622          461          487
         East                              1,121          918        1,279        1,192          788
         Southeast                         1,106          892        1,387        1,260        1,022
         Southwest                         1,674        1,132        1,751        1,575        1,131
                                         -------      -------      -------      -------        -----
                                           5,533        3,987        5,795        5,151        4,009
                                         =======      =======      =======      =======        =====


        SALES (ORDERS) (IN UNITS):
         West                              2,724        2,301        2,066        1,440        1,047
         Midwest                           1,486        1,103        1,275        1,092        1,024
         East                              3,007        2,560        2,686        2,522        1,871
         Southeast                         2,455        2,137        3,022        2,671        2,284
         Southwest                         3,844        3,055        4,158        3,696        2,898
                                        --------      -------      -------      -------        -----
                                          13,516       11,156       13,207       11,421        9,124
                                        ========      =======      =======      =======        =====

Inventory Turnover

         The Company's policy has been to acquire land with the intent to complete the sale of housing units within approximately 24 - 36 months from the date of acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to a much lesser degree, already developed.

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

Competition and Other Factors

         The residential housing industry is essentially a "local" business and is highly competitive. Centex competes in each of its market areas with numerous other home builders. The Company's Home Building operations account for approximately 1% of the total housing starts in the United States. The main competitive factors affecting Centex's Home Building operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and reputation. Management believes the Company competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

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

         The housing industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state and local laws and regulations including worker health and safety, zoning, building, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment ("Environmental Laws"), including protection of endangered species. The Company is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to building materials to be used and building designs. The Company's homes are inspected by local authorities. All of the foregoing regulatory requirements are applicable to all home building companies, and to date, compliance with the foregoing requirements has not had a material impact on the Company. The Company believes that it is in material compliance with all such requirements.

         Centex purchases materials, services and land from numerous sources and believes that it can deal effectively with any problems it may experience relating to the supply or availability of materials and services as well as land.

Vista Acquisition

         During the quarter ended September 30, 1995, the Company acquired certain equity interests in Vista Properties, Inc. ("Vista") for a net investment of approximately $85 million in cash. At the time of the acquisition, Vista's real property portfolio consisted of approximately 3,400 acres of land located in seven states; Texas, Florida, California,

Georgia, North Carolina, Washington, D.C. and Tennessee. The Company has major operations in each of the markets where Vista owns substantial property. Vista's real property portfolio generally consists of land that is zoned, planned or developed for single- and multi-family residential, office, retail, industrial and other commercial uses. The acquisition by the Company of equity interests in Vista was a part of a pre-packaged bankruptcy plan which was approved by the Unites States Bankruptcy Court for the District of Delaware.

         The management of Vista and the Company are continuing to evaluate what benefits could be derived from coordinating, combining or consolidating the business activities of Vista with those of certain of the Company's subsidiaries. To date, Vista and the Company have initiated joint planning and development work at several key residential sites included in Vista's portfolio and have identified commercial development opportunities in three of Vista's major projects. Vista has also initiated discussions regarding potential joint venture activities (which involve both subsidiaries of the Company and unaffiliated third parties) with respect to selected properties. With respect to the balance of its properties, Vista is continuing to implement its existing plans to manage, maintain, develop and sell or otherwise dispose of such properties in the ordinary course of business.

         As a result of the above evaluations and in a further effort to optimize the benefits derived from the complementary businesses of Vista and the Company, the managements of the Company and Vista are working on a potential business combination ("Combination") pursuant to which the assets and operations of Vista would be combined with the Company's existing home building operations. The managements of the Company and Vista believe that a Combination would result in a more efficient means of operating their business activities and would facilitate the zoning, development and buildout of certain of Vista's properties as well as the disposition of the Company's excess real estate parcels. If a Combination is ultimately consummated, certain of Vista's net operating loss carryforwards and other tax-related benefits may become useable in future years, which could result in a significant contribution to the Company's consolidated earnings during the next several years. For additional information regarding Vista's financial information and potential tax-related benefits, see Note (K) of the Notes to Consolidated Financial Statements, which are incorporated by reference in this Annual Report.

         There can be no assurance that, if the managements of Vista and the Company make a proposal to their boards, the board of each company would approve the Combination, or that if approved, the potential operational or other benefits referred to above would be realized.

United Kingdom Joint Venture

         In February 1995, Centex announced its wholly-owned subsidiary, Centex Homes (UK) Limited, had entered into a joint venture agreement with a London-area home builder, The Charles Church Group Limited ("Charles Church"), to build homes in the United Kingdom. The venture represents a limited entry into the international home building marketplace for Centex Homes. Centex Homes (UK) Limited and Charles Church have each contributed approximately $1.1 million in cash, with the remaining $9 million financed by a United Kingdom bank, which is guaranteed by Centex.
         The Centex/Charles Church joint venture acquired a parcel of undeveloped land in Berkshire County, west of London. Located in Sunningdale, the parcel consists of 2.1 acres on which 11 homes will be built. Homes in this development are in the 3,500-4,000 square foot range and will sell for approximately $750,000. At this time, Centex Homes does not expect to expand the joint venture's developments or broaden Centex's European activities.


FINANCIAL SERVICES

         Financial Services consist of mortgage banking and, until December 1994, the savings and loan operations. The Company's mortgage banking activities are conducted through Centex's wholly-owned subsidiary, CTX Mortgage Company ("CTX"), which offers mortgage origination and other related services on homes sold by Centex Homes and by third parties. The savings and loan deposits and branch operations, which were conducted through Texas Trust Savings Bank, FSB, were sold in December 1994.

CTX Mortgage Company

         CTX was established in 1973 to provide mortgage financing for homes built by Centex Homes, Centex's home building operation. The opening of CTX mortgage offices in substantially all of Centex Homes' housing markets has enabled it to consistently provide mortgage financing for an average of 72% of the homes built by Centex Homes ("Builder Loans") over the past five years. In 1985, CTX expanded its operations to include third-party loans ("Spot Loans") that are not associated with the sale of homes built by Centex. At March 31, 1996, CTX had 132 offices located in 25 states. The offices vary in size depending on volume in each locality.

         The unit breakdown of Builder and Spot Loans for the five years ended March 31, 1996 are set forth in the following table:

                                             For the Fiscal Years Ended March 31,
                                  ---------------------------------------------
                                    1996      1995      1994     1993     1992
                                  --------   ------    ------   ------   ------
LOAN TYPES:
 Builder                             8,445    8,503     9,289    7,758    5,897
 Spot                               33,151   28,548    49,254   30,543   17,819
                                  --------   ------    ------   ------   ------
                                    41,596   37,051    58,543   38,301   23,716
                                  ========   ======    ======   ======   ======


ORIGINATION VOLUME (IN BILLIONS)      $4.9     $4.2      $6.4      $4.2    $2.5

PERCENT OF CENTEX
 CLOSINGS FINANCED                     71%      66%       74%      75%      76%



        CTX provides mortgage origination and other mortgage related services for Federal Housing Administration ("FHA"), Veterans Administration ("VA") and conventional loans on homes built and sold by the Company or by others, as well as resale homes. The Company's mortgage loans are first-lien mortgages secured by 1-4 family residences. A majority of the conventional loans are conforming loans which qualify for inclusion in guaranteed programs sponsored by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"). The remainder of the conventional loans are pre-approved and individually underwritten by private investors who purchase such loans on a whole-loan basis for their investment portfolios.

        The principal sources of income from CTX's mortgage banking business are: loan origination fees; revenues from sale of servicing rights; positive carry (discussed below); and marketing gains and losses. Generally, CTX sells its right to service the mortgage loans to various loan servicing companies, and therefore retains no mortgage servicing rights. Accordingly, CTX avoids the servicing risk associated with early payoffs and foreclosures. CTX enters into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to its customers at a specified price and period. By selling the mortgages for future delivery, the interest rate risk is minimized.

        CTX borrows money at short-term rates to fund its mortgage loans. During the 30- to 60-day period between the closing of a loan and delivery of such loan to the purchaser, CTX earns the interest accrued on the mortgage, which is normally a higher interest rate than the rate paid on the short-term loans used to fund the mortgage during this 30- to 60-day holding period. This positive spread between the long-term interest rate earned and the short-term interest rate paid is referred to as "positive carry," and generally represents one of the important sources of income.

Competition and Other Factors

        The mortgage banking industry in the United States is highly competitive. CTX competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. Mortgage banking results in fiscal 1996 continued to be negatively impacted by a very competitive environment. Rapidly rising interest rates commencing in February 1994 substantially slowed refinancing activity and caused consumers to shift from more profitable fixed-rate mortgages to lower-margin adjustable rate products. During a major portion of fiscal 1996, these trends reversed as interest rates fell.

        CTX is subject to the rules and regulations of, and examinations by, the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Department of Veterans' Affairs ("VA"), Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on CTX, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. CTX is required to maintain specified net worth levels by, and submit annual audited financial statements to HUD, VA, FNMA, FHLMC and GNMA and certain state regulators. CTX's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated under such statutes, which prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the mortgage loan by the mortgagor.

        Other financial-related services provided by CTX affiliates include acting as an agent for the issuance of homeowners' insurance policies, title insurance policies and providing escrow services. CTX Insurance Agency provides hazard insurance to home buyers in Texas and Florida through third-party insurance companies. In fiscal year 1995, CTX entered into a joint venture agreement with another home builder to provide mortgage origination for homes built by this home builder. In addition, during fiscal 1995, an affiliate of CTX entered the "B" and "C" mortgage and second lien markets whereby this CTX affiliate will originate "B" and "C" first mortgages and second mortgages for home improvements and home equity lines of credit. The affiliate is establishing its own branch network and marketing program to solicit potential customers.

        In April 1996, Centex acquired substantially all of the assets of Advanced Financial Technology, Inc. (Adfitech) and Loan Processing Technologies, Inc. (LPT), headquartered in Oklahoma City, Oklahoma. Adfitech is one of the largest and lowest cost providers of quality control mortgage services, and LPT owns and operates an automated mortgage processing system. The acquisitions should expand and create more flexible mortgage processing capacity for Financial Services, enhancing Financial Services' existing systems capabilities. LPT is also offering these processing services to other mortgage companies.

Savings and Loan

        In December 1988, Centex acquired the operations of four Texas savings and loan associations under the Federal Savings and Loan Insurance Corporation's (the "FSLIC") assisted transactions process commonly known as the "Southwest Plan". The acquisition was made by Texas Trust Savings Bank, FSB ("Texas Trust"), a federal stock savings bank and an indirect wholly-owned subsidiary of Centex.

        In December 1994, Texas Trust negotiated an early termination of various agreements with the Federal Deposit Insurance Corporation (as successor to the FSLIC), and in December, 1994 sold Texas Trust's branch operations to a financial institution and all deposit liabilities were assumed by the purchaser. Immediately following the branch sale, Texas Trust was dissolved, thereby completing Centex's exit from the savings and loan industry.

        The following is a summary of average balances and average interest rates for the periods ended December 30, 1994 and March 31, 1994.

                         TEXAS TRUST SAVINGS BANK, FSB
                      AVERAGE BALANCES AND INTEREST RATES
                                ($ IN THOUSANDS)

                                             For the Period From April 1, 1994            For the Year
                                                 Through December 30, 1994               Ended March 31, 1994
                                              --------------------------------     ----------------------------------
                                                       Revenue/Interest
                                                          Expense                  Average   Revenue/Interest
                                              Balance  (Annualized)       %        Balance       Expense         %
                                              -------  ------------   --------     -------       -------      -------
Earning assets:
  Interest-bearing deposits in other
    financial institutions and other
    investment securities   . . . . . . .     $132,022    $  7,771       5.89%      $101,181     $  5,208       5.15%
  Loans, primarily residential
    mortgage, net of $661 and $830
    respectively, of valuation
    adjustments   . . . . . . . . . . . .       21,199       1,484       7.00%        37,665        3,161       8.39%
  Assets covered by Fund assistance . . .       12,899         816       6.33%        60,827        1,316       2.16%
                                              --------     -------     -------      --------      -------     -------
       Total earning assets . . . . . . .      166,120      10,071       6.06%       199,673        9,685       4.85%
                                                           -------     -------                    -------     -------

Cash and amounts due from banks . . . . .       10,507                                 3,465
Other assets  . . . . . . . . . . . . . .       26,874                                25,446
                                              --------                              --------
       Total assets . . . . . . . . . . .     $203,501                              $228,584
                                              ========                              ========
Interest-bearing liabilities:
  Deposits  . . . . . . . . . . . . . . .     $183,359       6,728       3.67%      $197,341        7,205       3.65%
  FHLB advances and short-term
    borrowings  . . . . . . . . . . . . .        4,000         392       9.80%        10,882          622       5.72%
                                              --------     -------     -------      --------      -------     -------
       Total interest-bearing liabilities      187,359       7,120       3.80%       208,223        7,827       3.76%
                                                           -------     -------                    -------     -------
Other liabilities . . . . . . . . . . . .        4,013                                 4,928
Stockholder's equity  . . . . . . . . . .       12,129                                15,433
                                              --------                              --------
       Total liabilities and stock-
         holder's equity  . . . . . . . .     $203,501                              $228,584
                                              ========                              ========
Net interest margin . . . . . . . . . . .                 $  2,951                               $  1,858
                                                          ========                               ========
Net yield on earning assets . . . . . . .                                1.78%                                   .93%
                                                                       =======                                =======
Net margin  . . . . . . . . . . . . . . .                                2.26%                                  1.09%
                                                                       =======                                =======



CONTRACTING AND CONSTRUCTION SERVICES

        Centex's contracting and construction services work is performed nationwide. As a group, Centex's Contracting and Construction Services subsidiaries rank as one of the largest building contractors in the country as well as one of the largest U.S.-owned construction groups. The Construction Group is made up of four firms with various geographic locations and project niches. Healthcare facility construction has represented nearly 40% of its business mix during recent years. New contracts for fiscal 1996 totaled $857.0 million versus $1.15 billion for fiscal 1995. The backlog of uncompleted contracts at March 31, 1996 was $1.20 billion, compared to $1.33 billion at March 31, 1995. The group's principal subsidiaries are as follows:


        CENTEX CONSTRUCTION COMPANY, INC. - This entity, emerging from the merger of Centex Bateson Construction Company, Inc., Centex-Simpson Construction Company, Inc., and Centex Landis Construction Co., Inc. is headquartered in Dallas with operational offices in Virginia and Louisiana. This company will pursue competitively bid projects nationwide, in addition to negotiated work in its regional market areas.

        CENTEX-RODGERS CONSTRUCTION COMPANY - This nationwide healthcare construction specialist is headquartered in Nashville, with operational offices in San Diego, Irvine and Sacramento, California; Detroit, Michigan and West Palm Beach, Florida.

        CENTEX-ROONEY CONSTRUCTION COMPANY, INC. - This Ft. Lauderdale-based subsidiary performs all types of work principally within the state of Florida.

        CENTEX FORCUM LANNOM, INC. - This company, which focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates in Tennessee and surrounding states.

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

        Construction contracts are primarily entered into under two formats: competitively-bid and negotiated jobs. In a competitively-bid format, Centex will bid a fixed amount for which it will agree to construct the project based on an evaluation of detailed plans and specifications. In a negotiated job, the contractor bids a fee (fixed or percentage) over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. Such contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. The Company's highest margins in contracting operations have historically been on competitively-bid jobs. Currently, the margins on competitively-bid and negotiated jobs are about equal. On average, about half of Centex's projects are competitively-bid, public jobs and the other half are negotiated contracts with private owners. The Company's public work for federal, state and local governments includes hospitals, jails, airports, parking garages, office buildings, military facilities, post offices and convention and performing arts centers. Most of Centex's private owner contracts are for hotels, medical facilities and office buildings, plus some correctional facilities and shopping centers.

Competition and Other Factors

        The construction industry is very competitive, and Centex competes with numerous other companies. With respect to competitively-bid projects and negotiated healthcare work, Centex generally competes throughout the United States and with local, regional and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, Centex's subsidiaries compete primarily in the general geographical area where they are located and with other local, regional and national contractors. Centex solicits new projects by attending project bid meetings and meeting with builders and owners and through existing customers. Centex competes successfully on the basis of its reputation, knowledge and understanding of its clients' needs and financial strength.

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

EMPLOYEES

        The breakdown of employees by line of business as of March 31, 1996 is presented in the following table:

                 Lines of Business                                          Employees
                 -----------------                                          ---------
                 Home Building                                                  2,441
                 Financial Services                                             1,718
                 Contracting and
                   Construction Services                                        1,920
                 Corporate & Other                                                107
                                                                                -----
                                                                                6,186
                                                                                =====

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

      The management of the Company believes that none of the litigation matters, except as described below, in which Centex or any subsidiary is involved, if determined unfavorably to Centex or any subsidiary, would have a material adverse effect on the consolidated financial condition or operations of the Company.

      The contract to build the Harrah's New Orleans Casino was suspended in November, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex and its subcontractors have claims totalling nearly $40 million against the partnership for completed but unpaid work. Centex's liability to its subcontractors is for less than the total claim. Centex has filed a $40 million lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership. Centex believes that it and its subcontractors will ultimately recover substantially all of the amounts owed to them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III)

      The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers have been employed by the Company and/or one or more subsidiaries of the Company for the past five years. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 27, 1995, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.


                 NAME                      AGE                         POSITIONS WITH CENTEX
 ----------------------------------------  ---         ----------------------------------------------------------------

 Michael S. Albright                       48          Vice President--Finance and Controller (Vice President--Finance
                                                       since July 1992; Controller since November 1987; Vice President from July 1989 to July 1992)

 Timothy R. Eller                          47          President, Chief Executive Officer and Chief Operating Officer of
                                                       Centex Real Estate Corporation (President and Chief Operating
                                                       Officer since January 1990; Chief Executive Officer since July
                                                       1991; Executive Vice President from July 1987 to January 1990)



 William J Gillilan III                    50          President and Chief Operating Officer (President since July 1991;
                                                       Chief Operating Officer since January 1990; Executive Vice
                                                       President from July 1989 until July 1991)

 Laurence E. Hirsch                        50          Chairman of the Board and Chief Executive Officer (Chairman of
                                                       the Board since July 1991; Chief Executive Officer since July
                                                       1988; President from March 1985 until July 1991)

 David W. Quinn                            54          Vice Chairman of the Board and Chief Financial Officer
                                                       (Vice Chairman of the Board since May 1996; Chief Financial
                                                       Officer since February 1987; Executive Vice President from
                                                       February 1987 until May 1996)

 Raymond G. Smerge                         52          Vice President, Chief Legal Officer, General Counsel and
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

      (See Item 7 below.)

ITEM 6.  SELECTED FINANCIAL DATA

      (See Item 7 below.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the Centex 1996 Annual Report:


      ITEMS               CAPTION IN THE CENTEX 1996 ANNUAL REPORT           Pages
      -----               ----------------------------------------           -----
        5         Stock Prices and Dividends                                   2

        5         Indebtedness (Note (E) to Consolidated Financial
                  Statements of Centex)                                      36-37

        6         Summary of Selected Financial Data                         54-55

        7         Short-term Debt and Long-term Debt (Note (E) to
                  Consolidated Financial Statements of Centex)                36

        7         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                         47-52

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is incorporated herein by reference to the Centex 1996 Annual Report as set forth in the Index to Consolidated Financial Statements and Schedules on page 18 of this Report (see
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (See Item 11 below.)

ITEM 11.  EXECUTIVE COMPENSATION

      Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company's Proxy Statement for the July 25, 1996 Annual Meeting of Stockholders (the "1996 Centex Proxy Statement"):

        ITEM                   CAPTION IN THE 1996 CENTEX PROXY STATEMENT
        ----                   ------------------------------------------

        10                                Election of Directors

        10                                Section 16(a) Compliance

        11                                Executive Compensation

        12                                Security Ownership of Management
                                             and Certain Beneficial Owners

        13                                Certain Transactions


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

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                  CENTEX 1996
                                                                                 ANNUAL REPORT
                                                                                      PAGES
                                                                                  ------------

   CENTEX CORPORATION AND SUBSIDIARIES
Data incorporated by reference to the Centex 1996 Annual Report:
   Report of Independent Public Accountants . . . . . . . . .                            46
   Statements of Consolidated Earnings for the Years Ended
      March 31, 1996, 1995 and 1994 . . . . . . . . . . . . .                            27
   Consolidated Balance Sheets as of March 31, 1996 and 1995                           28-29
   Statements of Consolidated Cash Flows for the Years Ended
      March 31, 1996, 1995 and 1994 . . . . . . . . . . . . .                            30
   Statements of Consolidated Stockholders' Equity
      for the Years Ended March 31, 1996, 1995 and 1994 . . .                            31
   Notes to Consolidated Financial Statements . . . . . . . .                          32-45
   Quarterly Results (Unaudited)  . . . . . . . . . . . . . .                            53

      Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.


                                                                                     FORM 10-K
                                                                                      PAGES
                                                                                  ------------

   CENTEX CONSTRUCTION PRODUCTS, INC.
   Report of Independent Public Accountants . . . . . . . . .                          20
   Consolidated Balance Sheets as of March 31, 1996 and 1995                           21
   Statements of Consolidated Earnings for the Years Ended
      March 31, 1996, 1995 and 1994 . . . . . . . . . . . . .                          22
   Statements of Consolidated Cash Flows for the Years Ended
      March 31, 1996, 1995 and 1994 . . . . . . . . . . . . .                          23
   Statements of Consolidated Stockholders' Equity
      for the Years Ended March 31, 1996, 1995 and 1994 . . .                          24
   Notes to Consolidated Financial Statements . . . . . . . .                         25-38

(3) EXHIBITS

      The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 58-61 of this Report.

      (b)  Reports on Form 8-K:

      None.

                       CENTEX CONSTRUCTION PRODUCTS, INC.

                              FINANCIAL STATEMENTS

                                FISCAL YEAR 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of Centex Construction Products,
Inc.:

         We have audited the accompanying consolidated balance sheets of Centex Construction Products, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centex Construction Products, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP




Dallas, Texas,
  May 8, 1996

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                         March 31,
                                                                  ------------------------
                                                                     1996           1995
                                                                  ---------       --------

                                    ASSETS
                                    ------

Current Assets -
         Cash and Cash Equivalents                                 $ 20,799       $   2,475
         Accounts and Notes Receivable, net                          33,532          32,561
         Inventories                                                 29,691          31,526
                                                                   --------       ---------
                 Total Current Assets                                84,022          66,562
                                                                   --------       ---------

Property, Plant and Equipment                                       308,600         300,838
         Less Accumulated Depreciation                             (128,419)       (123,717)
                                                                   --------       ---------
                 Property, Plant & Equipment, net                   180,181         177,121
                                                                   --------       ---------

Notes Receivable, net                                                 1,395           1,202
Other Assets                                                          3,977           5,218
                                                                   --------       ---------
                                                                   $269,575        $250,103
                                                                   ========        ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities -
         Accounts Payable                                         $  15,020      $   13,447
         Accrued Liabilities                                         23,029          22,046
         Current Portion of Long-Term Debt                               80               -
                                                                   --------       ---------
                 Total Current Liabilities                           38,129          35,493
                                                                   --------       ---------
Long-term Debt                                                          640          24,500
Deferred Income Taxes                                                14,344           6,705
Commitments and Contingencies
Stockholders' Equity -
         Common Stock, Par Value $0.01;
                 Authorized 50,000,000 Shares; Issued
                 and Outstanding 22,978,504 and
                 22,959,804 Shares, respectively                        230             230
         Capital in Excess of Par Value                             161,617         161,355
         Retained Earnings                                           54,615          21,820
                                                                   --------       ---------
                 Total Stockholders' Equity                         216,462         183,405
                                                                   --------       ---------
                                                                   $269,575        $250,103
                                                                   ========        ========

                See notes to consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                 (Dollars in thousands, except per share data)


                                                                                For the Years Ended March 31,
                                                                             ---------------------------------
                                                                               1996         1995        1994
                                                                             --------     --------    --------

Revenues
         Cement                                                              $125,705     $109,900    $101,714
         Wallboard                                                             58,343       51,730      32,765
         Concrete and Aggregates                                               39,902       35,217      35,128
         Other, net                                                             2,782        1,601       1,223
         Less Intersegment Sales                                               (4,138)      (4,135)     (4,004)
                                                                             --------     --------    --------
                                                                              222,594      194,313     166,826
                                                                             --------     --------    --------

Costs and Expenses
         Cement                                                                90,374       83,893      85,799
         Wallboard                                                             46,409       44,482      32,808
         Concrete and Aggregates                                               34,344       32,631      33,476
         Less Intersegment Purchases                                           (4,138)      (4,135)     (4,004)
         Corporate General and Administrative                                   2,498        2,343       1,831
         Interest                                                                 803        1,270         336
                                                                             --------     --------    --------
                                                                              170,290      160,484     150,246
                                                                             --------     --------    --------

Earnings Before Income Taxes                                                   52,304       33,829      16,580

         Income Taxes                                                          18,360       12,009       6,340
                                                                             --------     --------    --------

Net Earnings                                                                 $ 33,944     $ 21,820    $ 10,240
                                                                             ========     ========    ========

Earnings Per Share(1)                                                        $   1.48     $   0.95    $   0.45
                                                                             ========     ========    ========


(1) Prior to April 1994, Centex Construction Products ("CXP") was a wholly owned subsidiary of Centex Corporation and accordingly did not report per share information. To facilitate comparisons between periods, per share data for prior years has been presented using the 23,000,000 shares outstanding immediately after the Initial Public Offering.




                See notes to consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)


                                                                                For the Years Ended March 31,
                                                                             ----------------------------------
                                                                               1996         1995         1994
                                                                             --------      -------     --------
Revenues
         Net Earnings                                                        $ 33,944     $ 21,820    $ 10,240
         Adjustments to Reconcile Net Earnings
           to Net Cash Provided by Operating
           Activities -
                 Depreciation, Depletion and  Amortization                     13,791       14,576      14,488
                 Deferred Income Tax Provision                                  7,639        2,658       1,938
                 Gain on Sale of Assets                                          (783)           -           -
         Increase in Accounts and Notes Receivable                             (6,073)      (1,203)     (6,175)
         Decrease (Increase) in Inventories                                     1,053       (2,014)      1,927
         Increase in Accounts Payable                                             424           64       3,680
         Increase in Accrued Liabilities                                          859        3,078       5,443
         Decrease (Increase) in Other Assets                                      974        2,207      (1,267)
                                                                             --------    ---------   ---------

                                                                               51,828       41,186      30,274
                                                                             --------    ---------   ---------
Cash Flows from Investing Activities
         Property, Plant and Equipment Additions, net                         (15,294)      (5,718)     (8,235)
         Proceeds from Dispositions of Assets                                   5,308            -           -
                                                                             --------    ---------   ---------

                                                                               (9,986)      (5,718)     (8,235)
                                                                             --------    ---------   ---------
Cash Flows from Financing Activities
         Notes Payable to Centex                                                    -            -       5,854
         Repayment of Notes to Centex                                               -      (15,585)    (21,583)
         (Decrease) Increase in Other Long-term Debt                          (23,860)      24,500      (3,205)
         Increase (Decrease) in Current Portion of Long-term Debt                  80         (615)     (3,809)
         Proceeds from Bridge Loan                                                  -      192,000           -
         Repayment of Bridge Loan                                                   -     (192,000)          -
         Dividend to Centex                                                         -     (162,600)          -
         Stock Sale Net Proceeds                                                    -      153,733           -
         Proceeds from Stock Option Exercises                                     262            -           -
         Stock Repurchases                                                          -         (387)          -
         Payment of Deferred Income Taxes to Affiliate                              -      (34,328)          -
                                                                             --------    ---------   ---------

                                                                              (23,518)     (35,282)    (22,743)
                                                                             --------    ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents                           18,324          186        (704)

Cash at Beginning of Period                                                     2,475        2,289       2,993
                                                                             --------    ---------   ---------

Cash at End of Period                                                        $ 20,799     $  2,475    $  2,289
                                                                             ========     ========    ========


                See notes to consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                               For the Years Ended March 31,
                                                                           -----------------------------------
                                                                              1996          1995       1994
                                                                           ----------     --------  ----------
COMMON STOCK -
         Balance at Beginning of Period                                      $    230      $     2    $      2
                 Stock Split                                                        -          111           -
                 Stock Sale                                                         -          117           -
                                                                             --------      -------    --------
         Balance at End of Period                                                 230          230           2
                                                                             --------      -------    --------

CAPITAL IN EXCESS OF PAR VALUE -
         Balance at Beginning of Period                                       161,355       22,466      22,466
                 Stock Split                                                        -         (111)          -
                 Stock Sale                                                         -      153,616           -
                 Dividend to Centex                                                 -      (14,229)          -
                 Retirement of 40,196 Shares                                        -         (387)          -
                 Stock Option Exercises                                           262            -           -
                                                                             --------      -------    --------
         Balance at End of Period                                             161,617      161,355      22,466
                                                                             --------      -------    --------

RETAINED EARNINGS -
         Balance at Beginning of Period                                        21,820      148,371     138,131
                 Dividend to Centex                                                 -     (148,371)          -
                 Dividend to Shareholders                                      (1,149)           -           -
                 Net Earnings                                                  33,944       21,820      10,240
                                                                             --------      -------    --------
         Balance at End of Period                                              54,615       21,820     148,371
                                                                             --------      -------    --------

TOTAL STOCKHOLDERS' EQUITY                                                   $216,462     $183,405    $170,839
                                                                             ========     ========    ========




                See notes to consolidated financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


(A)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -

         The consolidated financial statements include the accounts of Centex Construction Products, Inc. (formerly Centex Cement Enterprises, Inc.) and its majority-owned subsidiaries ("CXP" or the "Company") after the elimination of all significant intercompany balances and transactions. In addition, the Company holds 50% joint venture interests in its cement plants in Illinois and Texas and has proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of those ventures.

         On April 19, 1994, the Company completed an Initial Public Offering ("IPO") of 51% of its common stock. As a result of the IPO, Centex Corporation's ("Centex") ownership of the Company was reduced to 49%, with the public owning 51%. Prior to that time, the Company was a wholly owned subsidiary of Centex. See Note (I) for further discussion.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts and Notes Receivable -

         Accounts and notes receivable have been shown net of the allowance for doubtful accounts of $2.1 million and $2.4 million at March 31, 1996 and 1995, respectively. The Company has no significant credit risk concentration among its diversified customer base.

         Notes receivable at March 31, 1996, are collectible primarily over three years. The weighted average interest rate at March 31, 1996 and 1995, was 8.6% and 8.4%, respectively.

Inventories -

         Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or market. Inventories consist of the following:

                                                                                                 March 31,
                                                                                            ------------------
                                                                                              1996     1995
                                                                                            -------   --------

         Raw Materials and Materials-in-Progress                                            $ 6,949   $  7,948
         Finished Cement                                                                      5,368      5,736
         Aggregates                                                                           2,092      2,761
         Wallboard                                                                            2,124      2,283
         Repair Parts and Supplies                                                           12,395     11,888
         Fuel and Coal                                                                          763        910
                                                                                            -------   --------
                                                                                            $29,691   $ 31,526
                                                                                            =======   ========


              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Property, Plant and Equipment -

         Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated lives of the related assets are as follows:

         Plants                                                        20 to 30 years
         Buildings                                                     20 to 40 years
         Machinery and Equipment                                        3 to 20 years

Income Taxes -

         Through April 19, 1994, the Company was included in the Centex consolidated federal tax return. The Company accounted for income taxes on a separate company basis without benefit of surtax exemption. Accordingly, related payables and receivables were due to or from Centex. Subsequent to April 20, 1994, the Company files its own separate consolidated federal tax returns.

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." That statement requires, among other things, that deferred taxes be provided on differences between the financial reporting basis and tax basis of assets and liabilities using existing tax laws and rates.

Notes Payable to Centex -

         Prior to the IPO, the Company from time to time borrowed from Centex, its former parent. These borrowings were noninterest bearing. As discussed in Note (I), notes payable to Centex were paid in full on April 19, 1994.

         Centex has historically provided certain administrative and other services for CXP and its other operating subsidiaries at no charge. The cost of providing these services has not been significant. See Note (I) for further discussion.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Statements of Consolidated Earnings -- Supplemental Disclosures -

         Selling, general and administrative expenses of the operating units are included in costs and expenses of each segment. Corporate general and administrative expenses are shown separately in the statements of consolidated earnings. Total selling, general and administrative expenses for each of the periods are summarized below:

                                                                                 For the Years Ended March 31,
                                                                               -------------------------------
                                                                                 1996         1995        1994
                                                                               ------        -----       -----
         Operating Units Selling, General and Administrative                  $11,442       $10,866     $10,689
         Corporate General & Administrative                                     2,498         2,343       1,831
                                                                              -------      --------   --------
                                                                              $13,940       $13,209     $12,520
                                                                              =======       =======     =======

         Maintenance and repair expenses are included in each segment's costs and expenses. The Company incurred expenses of $23.8 million, $26.0 million and $24.1 million in the years ended March 31, 1996, 1995 and 1994, respectively, for maintenance and repairs.

         Other net revenues include clinker sales, lease and rental income, asset sale income, and trucking income as well as other miscellaneous revenue items which have not been allocated to a business segment.

Statements of Consolidated Cash Flows -- Supplemental Disclosures -

     All cash equivalents have original maturities of three months or less.

         Interest payments made during the years ended March 31, 1996, 1995 and 1994, were $0.8 million, $1.3 million and $0.3 million, respectively.

         Net payments made for federal and state income taxes during the years ended March 31, 1996, 1995 and 1994, were $9.8 million, $42.2 million and $1.9 million, respectively. Included therein are payments to (receipts from) Centex of ($2.9) million, $35.3 million and $1.7 million during the years ended March 31, 1996, 1995 and 1994, respectively.

         In connection with a litigation settlement, the Company reclassified into property $4.2 million of construction cost that was previously classified as a receivable.

Employee Benefit Plans -

         Certain of the Company's hourly employees are covered by defined benefit plans. At April 1, 1995, the Company's pro rata share of the projected benefit obligation (assuming an 8% discount rate) was $2.5 million. The market value of assets available to pay these obligations at April 1, 1995, was $2.5 million.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In addition, certain salaried employees previously participated in Centex's Profit Sharing and Retirement plan. The Company established its own Profit Sharing and Retirement plan, which is similar to the Centex plan. The expenses for each period were as follows:


                                                                            For the Years Ended March 31,
                                                                            ------------------------------
                                                                              1996        1995      1994
                                                                              ----       -----     ------
         Defined Benefit Plans                                              $   176       $176       $160

         Defined Contribution Plan                                          $ 1,038       $934       $896

         Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," specifies certain required methods of accounting for postretirement benefits other than pensions. This pronouncement has no impact on the Company's financial statements as the Company has no other postretirement obligations.

Earnings Per Share -

         Earnings per common share is based on the weighted average number of common shares outstanding in 1996, 1995 and 1994 of 22,969,643, 22,987,768 and
23,000,000, respectively.   Weighted average common shares for 1994 reflect the
number of shares outstanding immediately after the IPO.

Reclassifications -

         Certain prior year balances have been reclassified to be consistent with the 1996 presentation.

Impact of New Accounting Pronouncements -

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121, which is effective for fiscal years beginning after December 15, 1995, requires that certain long-lived assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is not aware of any events or changes in circumstances that will result in a material effect on its fiscal 1997 financial statements upon the Company's adoption of SFAS No. 121.

         In October 1995, the FASB Issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123, which is also effective for fiscal years beginning after December 15, 1995, allows companies either to continue to measure compensation cost based on the method prescribed by Accounting Principles Board Opinion No. 25 ( APB No. 25) or adopt a "fair value" method of accounting for all employee stock-based compensation. The Company plans to continue utilizing the accounting for stock issued to employees prescribed by APB No. 25 and, therefore, the adoption of SFAS No. 123 will have no impact on the financial position or results of operations of the Company, but will require expanded disclosure of pro forma net income and earnings per share information in the fiscal 1997 financial statements.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(B) PROPERTY, PLANT AND EQUIPMENT

         Cost by major category and accumulated depreciation are summarized below:

                                                         March 31,
                                                   ----------------------
                                                     1996         1995
                                                   --------     --------

         Land and Quarry                           $ 36,419     $ 36,817
         Plants                                     233,221      224,284
         Buildings, Machinery and Equipment          38,960       39,737
                                                   --------     --------
                                                    308,600      300,838

         Accumulated Depreciation                  (128,419)    (123,717)
                                                   --------     --------

                                                   $180,181     $177,121
                                                   ========     ========


(C) LONG-TERM DEBT

         Long-term debt is set forth below. The 30-day Eurodollar rate was 5.3% and 6.1% at March 31, 1996 and 1995, respectively.

                                                          March 31,
                                                    ---------------------
                                                      1996         1995
                                                    --------     --------
         Bank Revolver, with interest at LIBOR
           plus 1/2% or Alternate Base Rate,
           due March 2001, unsecured                $      -      $24,500


         Property Note, interest at 7%, due
           March, 2005, secured                          720            -
                                                    --------      -------
                                                         720       24,500
         Less Current Maturities                         (80)           -
                                                    --------      -------

                                                    $    640      $24,500
                                                    ========      =======

Credit Facility -

         Upon the completion of the April 19, 1994 IPO, the Company established a $65 million unsecured long-term revolving credit line (the "Bank Revolver"). Borrowings under the Bank Revolver bear interest, at the option of the Company, at (i) a Eurodollar-based rate that varies depending on the Company's ratio of total indebtedness to total capitalization (the "Debt-to-Capital Ratio") or
(ii) the greater of the bank's base rate or the federal funds rate plus .5%. Under the Bank Revolver, the Company is obligated to pay certain fees, including an annual commitment fee on the unused portion of the commitment.
The Bank Revolver contains certain customary restrictive covenants (including restrictions on the consummation of mergers or asset sales, the payment of dividends, the creation of liens and the incurrence of additional indebtedness) and requires the Company to maintain or meet certain financial ratios or tests. Among other things, the Bank Revolver requires the Company to maintain a minimum ratio of earnings before interest and taxes to interest and not to exceed a maximum Debt-to-Capital Ratio and to meet a minimum tangible net worth test. The Company

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


was in compliance with such financial ratios and tests at March 31, 1996, and throughout the fiscal year then ended. On March 20, 1996, the Bank Revolver was amended to lower the maximum borrowing capacity to $35 million, reduce the annual commitment fee, create a new lower interest rate bracket, and extend the commitment four years to expire on March 31, 2001.

Other Debt -

         During fiscal year 1996, the Company issued a $720,000 note (at seller's request) to purchase limestone reserves. The note is due in equal installments through March 2005, and bears interest at 7%.


(D)  INCOME TAXES

         The provision for income taxes includes the following components:


                                                                               For the Years Ended March 31,
                                                                              -------------------------------
                                                                                1996        1995      1994
                                                                               ------      ------    -------
         Current Provision (Benefit)
           Federal                                                            $12,174     $38,495     $ 4,100
           State                                                               (1,453)      3,700         302
                                                                              -------     -------     -------
                                                                               10,721      42,195       4,402
                                                                              -------     -------     -------
         Deferred Provision (Benefit)
           Federal                                                              4,012     (28,214)      1,667
           State                                                                3,627      (1,972)        271
                                                                              -------     -------     -------
                                                                                7,639     (30,186)      1,938
                                                                              -------     -------     -------

         Provision for Income Taxes                                           $18,360     $12,009     $ 6,340
                                                                              =======     =======     =======


         In connection with the IPO in April 1994, $34.3 million of deferred income taxes became currently payable to Centex as a result of the Company no longer being included in Centex's consolidated federal tax return.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The effective tax rates vary from the federal statutory rates due to the following items:


                                                                             For the Years Ended March 31,
                                                                             -----------------------------
                                                                               1996       1995      1994
                                                                              ------     ------    ------

         Earnings Before Income Taxes                                         $52,304    $33,829   $16,580
                                                                              =======    =======   =======

         Income Taxes at Statutory Rate                                       $18,306    $11,840   $ 5,803

         Increases (Decreases) in Tax Resulting from -
                 State Income Taxes, net                                        1,414      1,097       379
                 Statutory Depletion in Excess of Cost                         (1,588)    (1,147)     (912)
                 Change in Tax Rates                                                -          -     1,034
                 Other                                                            228        219        36
                                                                              -------    -------   -------

         Provision for Income Taxes                                           $18,360    $12,009   $ 6,340
                                                                              =======    =======   =======

         Effective Tax Rate                                                       35%        35%       38%


         The retroactive change in the statutory rate from 34% to 35%, effective January 1, 1993, resulted in a $1,034 provision to increase the deferred income tax liability for the rate change. This provision was recorded in September 1993.

         The deferred income tax provision (benefit) results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:


                                                                              For the Years Ended March 31,
                                                                             ------------------------------
                                                                                 1996       1995     1994
                                                                               ------     ------   -------
         Excess Tax Depreciation and Amortization                            $ 5,653     $(29,423)  $ 1,056
         Bad Debts                                                               269         (122)       24
         Uniform Capitalization                                                   76          (11)      250
         Accrual Changes                                                         685       (2,143)      379
         Other                                                                   956        1,513       229
                                                                             -------     --------   -------
                                                                             $ 7,639     $(30,186)  $ 1,938
                                                                             =======     ========   =======

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of deferred income taxes are as follows:

                                                                                             March 31,
                                                                                        ------------------
                                                                                          1996      1995
                                                                                        -------   --------
         Items Giving Rise to Deferred Taxes
           Excess Tax Depreciation and Amortization                                    $ 13,957   $  8,304
           Other                                                                          3,782      2,826
                                                                                       --------   --------
                                                                                         17,739     11,130
                                                                                       --------   --------
         Items Giving Rise to Prepaid Taxes
           Accrual Changes                                                               (2,850)    (3,535)
           Bad Debts                                                                       (532)      (801)
           Uniform Capitalization                                                           (13)       (89)
                                                                                       --------   --------
                                                                                         (3,395)    (4,425)
                                                                                       --------   --------
         Net Deferred Income Tax Liability                                             $ 14,344    $ 6,705
                                                                                       ========    =======


(E) BUSINESS SEGMENTS

         The Company operates in three business segments: Cement, Wallboard, and Concrete and Aggregates, with Cement and Wallboard being the Company's principal lines of business. These operations are conducted in the United States and include the mining of limestone and the manufacture, production, distribution and sale of Portland cement (a basic construction material which is the essential binding ingredient in concrete), the mining of gypsum and the manufacture and sale of gypsum wallboard, the sale of readymix concrete, and the mining and sale of aggregates (crushed stone, sand and gravel). These products are used primarily in commercial and residential construction, public construction projects and projects to build, expand and repair roads and highways.

         Demand for the Company products are derived primarily from residential construction, commercial and industrial construction and public (infrastructure) construction which are highly cyclical and are influenced by prevailing economic conditions including interest rates and availability of public funds. Due to cement, concrete and aggregates low value-to-weight ratio, these industries are largely regional and local with demand tied to local economic factors that may fluctuate more widely than those of the nation as a whole.

         The Company operates four cement plants, twelve cement distribution terminals, two wallboard plants, three wallboard reload centers, ten readymix concrete batch plant locations, and two aggregate processing plant locations. The principal markets for Cement products are Texas, Northern Illinois (including Chicago, Illinois), the Rocky Mountains, Northern Nevada, and Northern California. Wallboard is distributed throughout the continental United States. Concrete and Aggregates are sold to local readymix producers and paving contractors, in the Austin, Texas area and Northern California.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table sets forth certain financial information relating to the Company's operations by segment:


                                                                                 For the Years Ended March 31,
                                                                           --------------------------------------
                                                                              1996         1995           1994
                                                                           ---------     ---------     ----------
         Revenues
           Cement                                                          $ 125,705     $ 109,900      $ 101,714
           Wallboard                                                          58,343        51,730         32,765
           Concrete and Aggregates                                            39,902        35,217         35,128
           Other, net                                                          2,782         1,601          1,223
                                                                           ---------     ---------      ---------
                                                                             226,732       198,448        170,830
           Less Intersegment Sales                                            (4,138)       (4,135)        (4,004)
                                                                           ---------     ---------      ---------
                                                                           $ 222,594     $ 194,313      $ 166,826
                                                                           =========     =========      =========

         Segment Operating Earnings
           Cement                                                          $  35,331     $  26,007      $  15,915
           Wallboard                                                          11,934         7,248            (43)
           Concrete and Aggregates                                             5,558         2,586          1,652
           Other, net                                                          2,782         1,601          1,223
                                                                           ---------     ---------      ---------
                                                                           $  55,605     $  37,442      $  18,747
                                                                           =========     =========      =========

         Identifiable Assets
           Cement                                                          $ 145,969     $ 142,122      $ 142,588
           Wallboard                                                          67,516        68,047         70,543
           Concrete and Aggregates                                            28,749        33,128         36,185
           Corporate and Other                                                27,341         6,806          7,999
                                                                           ---------     ---------      ---------
                                                                           $ 269,575     $ 250,103      $ 257,315
                                                                           =========     =========      =========

         Capital Expenditures
           Cement                                                          $  13,082     $   3,680      $   4,982
           Wallboard                                                             889           279          1,482
           Concrete and Aggregates                                             1,746         1,869          1,941
           Corporate and Other                                                    43            89             99
                                                                           ---------     ---------      ---------
                                                                           $  15,760     $   5,917      $   8,504
                                                                           =========     =========      =========

         Depreciation, Depletion and Amortization
           Cement                                                          $   7,778     $   8,281      $   8,211
           Wallboard                                                           2,908         2,987          2,892
           Concrete and Aggregates                                             2,871         3,068          3,141
           Corporate and Other                                                   234           240            244
                                                                           ---------     ---------      ---------
                                                                           $  13,791     $  14,576      $  14,488
                                                                           =========     =========      =========


         Income from operations by segment represents revenues less direct operating expenses, segment depreciation, and segment selling, general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents, general office assets and miscellaneous other assets.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(F)  COMMITMENTS AND CONTINGENCIES -

         The Company in the ordinary course of business has various litigation, commitments and contingencies. Management believes that none of the litigation in which it or any subsidiary is involved, if finally determined unfavorably to CXP, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

         The Company, along with numerous other cement manufacturers, received in 1994 a civil investigative demand from the Antitrust Division of the Department of Justice that relates to the period from January 1991 to April 1994, and states that it concerns possible price fixing and possible market allocation in the industry. In November 1995, the Company received notice from the Department of Justice that the investigation against the Company, as well as all other cement manufacturers, has been closed.

         The Company's operations and properties are subject to extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, as well as laws relating to worker health and workplace safety. The Company carefully considers the requirements mandated by such laws and regulations and has procedures in place at all of its operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine the Company's potential liability. Although management is not aware of any exposures which would require an accrual under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," there can be no assurance that prior or future operations will not ultimately result in violations, claims or other liabilities associated with these regulations.

         The Company has certain deductible limits under its workers' compensation and liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims.

         The Company has certain Operating leases covering manufacturing, transportation and certain other facilities and equipment. Rental expense for the fiscal years 1996, 1995 and 1994 totaled $1.9 million, $1.8 million and $1.1 million, respectively. Minimum annual rental commitments as of March 31, 1996, under noncancelable leases are set forth as follows:

                        Fiscal Year                                    Total
                        -----------                                 ----------
                          1997                                      $1,010,090
                          1998                                      $1,019,240
                          1999                                      $1,019,240
                          2000                                      $1,019,240
                          2001                                      $  774,410
                         Thereafter                                 $2,216,600

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(G)  STOCK OPTION PLAN

         The Company has a stock option plan for certain directors, officers and key employees of the Company, the 1994 Stock Option Plan ("1994 Plan").
The 1994 Plan provides for a total of 2,000,000 shares to be reserved for issuance. The exercise price of option grants under the 1994 plan may not be less than the fair market value at the date of grant. Option periods and exercise dates may vary within a maximum period of 10 years. The options are performance-based options and will vest on the achievement of specific financial goals of the Company. Failure to meet the specified goals will delay vesting until the end of the ten-year period. A summary of the activity of the 1994 Plan is presented below.


           Options at                                                          Option Price
           March 31,                       Number of Shares                  Range Per Share
         -----------                       ----------------                  ---------------
         Outstanding -
             1996                               742,600                        $12 to $14
             1995                               768,300                        $12 to $14
         Exercised -
             1996                                18,700                               $14
             1995                                     -                                 -
         Exercisable -
             1996                               305,330                        $12 to $14
             1995                                     -                                 -
         Available for Grant -
             1996                             1,238,700
             1995                             1,231,700


         During fiscal 1996, options for 30,000 shares were granted and previously granted options of 37,000 shares became available for reissue. At March 31, 1996, the Company had 1,981,300 common shares reserved for stock options.

         The Company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than fair market value at the date of grant.


(H)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary,

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. The consolidated carrying values of Cash and Cash Equivalents, Receivables, Accounts Payable and Accrued Liabilities approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

                                                                               March 31,
                                                            --------------------------------------------------
                                                                     1996                           1995
                                                            --------------------           -------------------
                                                             Carrying      Fair           Carrying      Fair
                                                              Value        Value            Value       Value
                                                            --------     -------          ---------   --------
Financial Assets
    Marketable Securities                                 $      -    $        -        $    673     $   753(a)

Financial Liabilities
    Long-term Debt                                        $    720    $    720(b)       $ 24,500     $24,500(b)

   (a) Fair values are based on quoted market prices for similar instruments. Marketable securities consist of stock received in a settlement that is included in other assets.

   (b) Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.


(I)  INITIAL PUBLIC OFFERING

         On April 19, 1994 ("Closing Date") the Company completed the sale of 11,730,000 shares or 51% of its common stock through an IPO. The stock sales price was $14.00 per share and net proceeds received, after commissions and offering expenses, were $153.7 million. On the Closing Date, the Company paid a dividend of $162.6 million to its parent, Centex Corporation. To fund the remainder of the dividend and also pay its outstanding debt to Centex, the Company borrowed funds under the Bank Revolver.

         As a result of the IPO, approximately $34.3 million of deferred taxes became payable to Centex during fiscal 1995. Payment was funded from cash flow from operations and borrowings under the Bank Revolver.

         The Company entered into certain agreements with Centex on the Closing Date to define the Company's ongoing relationship with Centex. The major agreements are:

         Indemnification Agreement: The Company and Centex entered into an Indemnification Agreement, pursuant to which (i) the Company agreed generally to indemnify Centex against substantially all liabilities relating to the businesses of the Company and its subsidiaries as they had been and will be conducted, including environmental liabilities, and (ii) Centex agreed generally to indemnify the Company against substantially all liabilities relating to the businesses of Centex and its subsidiaries (other than the Company and its subsidiaries) as they had been and will be conducted, including environmental liabilities.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Tax Separation Agreement: The Company and Centex entered into a Tax Separation Agreement (the "Tax Agreement"). The Tax Agreement (i) provides for the termination of any existing tax sharing or allocation arrangements between the Company and Centex, (ii) specifies the manner in which the federal income tax liability and certain state tax liabilities (including any subsequent adjustments to such federal and state liabilities) of the consolidated group of which Centex is the common parent (the "Group") will be allocated for the final year in which the Company is a member of the Group and for any prior tax year of the Group and (iii) specifies the manner in which audits or administrative or judicial proceedings relating to federal income taxes and certain state taxes of the Group will be controlled.

         Administrative Services: Historically, the Company has participated in various of Centex's overall employee benefit and administrative programs, including the Profit Sharing and Retirement Plan of Centex Corporation, internal audit, tax reporting, risk management and legal services. All significant costs associated with the Company's operations under these programs have historically been paid by the Company. Following the completion of the IPO, the Company established its own employee benefit programs and files its own tax return. Centex Service Company ("CSC"), a subsidiary of Centex, provides the Company with employee benefit administration, public/investor relations and certain other services. The Administrative Services Agreement will expire on March 31, 1999, unless earlier terminated at the option of the Company. The Company pays to CSC a fee of $18,750 per month, subject to annual adjustment, for such services. In addition, the Company reimburses CSC for its out-of-pocket expenses incurred in connection with the performance of such services.

         Centex Guarantees of Company Obligations:   Centex has guaranteed the
Company's obligation under two bank loans with aggregate outstanding balances of $1.2 million made to a customer of the Company in connection with a cement purchase contract. The Company has indemnified Centex against any liabilities that may be incurred by it in respect of its guarantee thereof.

              CENTEX CONSTRUCTION PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





                                                                    QUARTERLY RESULTS
                                                                       (UNAUDITED)
                                                                         MARCH 31,
                                                               ----------------------------
                                                                  1996                 1995
                                                               ----------             -----
                                                        (Dollars in thousands, except per share data)
First Quarter
   Revenues                                                     $55,104           $50,352
   Earnings Before Income Taxes                                 $12,064           $ 7,577
   Net Earnings                                                 $ 7,830           $ 4,899
   Earnings Per Share                                           $  0.34           $  0.21

Second Quarter
   Revenues                                                     $66,483           $56,203
   Earnings Before Income Taxes                                 $16,179           $11,758
   Net Earnings                                                 $10,500           $ 7,570
   Earnings Per Share                                           $  0.46           $  0.33

Third Quarter
   Revenues                                                     $55,429           $45,988
   Earnings Before Income Taxes                                 $15,344           $ 8,852
   Net Earnings                                                 $ 9,958           $ 5,711
   Earnings Per Share                                           $  0.43           $  0.25

Fourth Quarter
   Revenues                                                     $45,578           $41,770
   Earnings Before Income Taxes                                 $ 8,717           $ 5,642
   Net Earnings                                                 $ 5,656           $ 3,640
   Earnings Per Share                                           $  0.25           $  0.16

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         CENTEX CORPORATION
                                                          ----------------------------------------------------
                                                                              Registrant


 May 20, 1996                                          By:               /s/ LAURENCE E. HIRSCH
                                                          ----------------------------------------------------
                                                             Laurence E. Hirsch, Chairman of the Board and
                                                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 May 20, 1996                                                             /s/ LAURENCE E. HIRSCH
                                                          ----------------------------------------------------
                                                             Laurence E. Hirsch, Chairman of the Board and
                                                                        Chief Executive Officer
                                                                     (principal executive officer)



 May 20, 1996                                                               /s/ DAVID W. QUINN
                                                          ----------------------------------------------------
                                                             David W. Quinn, Vice Chairman of the Board and
                                                                        Chief Financial Officer
                                                                     (principal financial officer)


 May 20, 1996                                                            /s/ MICHAEL S. ALBRIGHT
                                                          ----------------------------------------------------
                                                          Michael S. Albright, Vice President -- Finance and
                                                                              Controller
                                                                    (principal accounting officer)



                       Directors:                   Alan B. Coleman, Dan W. Cook III, Juan L. Elek, William J
                                                    Gillilan III, Laurence E. Hirsch, Clint W. Murchison, III,
                                                    Charles H. Pistor, David W. Quinn, Paul R. Seegers, Paul T.
                                                    Stoffel


 May 20, 1996                                               By:          /s/ LAURENCE E. HIRSCH
                                                               -----------------------------------------------
                                                                          Laurence E. Hirsch,
                                                                          Individually and as
                                                                           Attorney-in-Fact*

 __________

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

      Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of CDC, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and CDC (the "Holding/CDC Combining Financial Statements") included on page 61 of the Holding/CDC 1996 Annual Report, which Note (A) is incorporated herein by this reference. Holding operates in a single industry segment.

      The principal liability of Holding is a note payable to Centex which had an unpaid balance of $7,600,000 at March 31, 1996. See "Item 13. Certain Relationships and Related Transactions". Presently, Holding is not engaged in any business other than its ownership and control of Development. The Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the "Partnership Agreement"), which governs the operations of CDC, provides that neither Holding nor Development shall be permitted, prior to Payout (as defined in the Partnership Agreement) ("Payout") to own business interests or to engage in business activities other than those relating to CDC. Were Holding to engage in any other business activities, the Partnership Agreement would need to be amended to provide for the same.

      (b)  CDC

                        GENERAL DEVELOPMENT OF BUSINESS

      CDC is a Delaware limited partnership formed in March 1987 by Centex to broaden its line of business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer- term real estate investments, real estate development and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex's core homebuilding operations, and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through CDC, an independent, publicly traded entity which is not consolidated with Centex for financial reporting purposes. Development, a wholly-owned subsidiary of Holding, is the sole general partner of CDC. CDC's executive offices are located at 3333 Lee Parkway, Suite 500, Dallas, Texas 75219; telephone (214) 559- 6700.

      CDC was formed to manage, develop and sell (i) certain real estate, principally nonresidential, undeveloped land (the "Original Properties"), contributed to CDC by certain wholly-owned subsidiaries of Centex (the "Original Limited Partners"), and (ii) other properties acquired by CDC in the ordinary course of business (the "Additional Properties"). Pursuant to the Distribution, the Original Limited Partners received an aggregate of 1,000 Class A Units of limited partnership interest in CDC (the "Class A Units") in exchange for the Original Properties, which at the time of their contribution to CDC, had a market value of approximately $76 million. All of the 1,000 Class A Units were subsequently acquired, and are currently owned, by Centex Real Estate Corporation ("CREC"), a wholly-owned subsidiary of Centex. Under the Partnership Agreement, as holder of the Class A Units of limited partnership interest, CREC is entitled to a 9% preferred return (the "Preferred Return") on its unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 65-66 of the Holding/CDC 1996 Annual Report, which Note (F) is incorporated herein by this reference.

      CDC has developed and sold several of the Original Properties. In addition, CDC has acquired, developed, sold or otherwise disposed of Additional Properties, including two projects in the Orlando, Florida area which were developed into nearly 1,150 residential lots, a portion of a 1,077 acre development in San Clemente, California zoned for residential and commercial development, and the Timberhill Shopping Center in Sonora, California. Shortly after March 1987, when CDC was formed, the market for real estate development of the type contemplated for CDC at its formation began to deteriorate, and for several years was not particularly attractive. In fact, soon after CDC was formed, this market suffered a recession and was heavily saturated for an extended period of time with depressed properties being disposed of by the Resolution Trust Corporation, banks and other financial institutions. Accordingly, new development opportunities were limited and certain of CDC's properties did not reach the potential necessary to achieve the originally targeted objectives. Notwithstanding the foregoing, Centex management continues to believe that the original purposes for the formation of CDC remain valid.

      Given recent improvement in certain real estate markets and the economy in general, and in an effort to maximize CDC's potential, CDC is developing a rental apartment project in College Station, Texas. CDC management is evaluating the potential for development of additional rental apartments, as well as retail facilities and other types of real estate for investment or sale in certain strategic markets, either directly or through partnerships or joint ventures with others. Management of Centex and CDC and Holding believe that the existing relationships between them, including development and general management assistance, are necessary in order to maximize the potential for these additional development activities.

                         DESCRIPTION OF CDC SECURITIES

      Pursuant to the terms of the Nominee Agreement, Centex may terminate the Nominee Agreement in its sole discretion as to all or any portion of the Stockholder Warrants and the Holding Common Stock (collectively, the "Deposited Securities") and, unless sooner terminated, the Nominee Agreement will terminate as to the Stockholder Warrants on November 30, 2007 (the "Scheduled Detachment Date"). Centex is not obligated to terminate the Nominee Agreement as to the Holding Common Stock. The termination of the Nominee Agreement as to any of the Deposited Securities will cause a detachment ("Detachment") of such securities from the Centex Common Stock. Upon a termination of the Nominee Agreement, certificates evidencing each Centex Stockholder's pro rata portion of the Deposited Securities in respect of which the Nominee Agreement was terminated will be delivered to the Centex Stockholders of record as of the record date set for the Detachment. From and after such record date, certificates evidencing Centex Common Stock will no longer represent the beneficial interest in the detached Deposited Securities.

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

      CDC continues to analyze potential uses for certain of the remaining Original Properties in order to determine the highest and best use that can be made of the tracts. CDC will decide whether to seek zoning changes to accommodate a higher use, further develop these properties, or to seek the sale of all or a portion thereof. If not developed sooner, the Plan provides that CDC will generally endeavor to sell the Original Properties over time for the best price available, taking into account the condition of the marketplace and CDC's cash flow requirements.

      The Partnership had a backlog of land sales of approximately $6 million as of March 31, 1996, and $7 million as of March 31, 1995. The ultimate sales prices may vary due to contractual clauses that adjust the price depending upon the closing date.

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

      During November 1995, the Partnership tendered to its non-recourse lender a deed to the remaining property in Forster Ranch, the Partnership's pro rata portion of the 1995-1996 real property taxes, as assignment of the Development Agreement made between the Partnership and the City of San Clemente and payment of certain developer fee credits. With these deliveries, the Partnership has surrendered any and all interest it may have in the Forster Ranch property to the lender. The Forster Ranch property was carried by the Partnership at an amount equal to the non-recourse indebtedness. Accordingly, these events had no adverse effect on the financial condition or results of operations of the Partnership or any related entities.

      For additional information concerning material properties owned by CDC at March 31, 1996, see "Item 2. Properties".

                           COMPETITION AND REGULATION

      Within the geographical areas where the remaining Original Properties and the Additional Properties are located, CDC is subject to substantial competition from other owners of similarly-situated or developed properties who wish to sell or develop their properties, many of whom may hold or be in the process of developing more parcels than CDC, have fewer selling constraints, or may have greater financial resources and longer operating histories than CDC. CDC may also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates, and institutional investors and developers, seeking similar investments.

      CDC's properties are generally located in geographical areas where there is moderate to good demand for land suitable for development, including Florida, Illinois, New Jersey and Texas. Management believes the CDC properties are well positioned to compete with similar properties within each of these geographic areas.

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

      (b) CDC

      The remaining Original Properties and the Additional Properties consist of properties located in Illinois, Texas, New Jersey, and Florida. Such properties predominantly consist of undeveloped sites zoned for light industrial, agricultural, general retail, office industrial, business park, research and development and single- and multi-family residential property purposes.

      At March 31, 1996, there were four remaining Original Properties owned by CDC of material value. None of the Additional Properties are considered material. Set forth below is a brief description of such properties, including the present zoning.

      Colony South Planning Unit. Colony South Planning Unit is located in suburban Dallas, Texas in the cities of The Colony (approximately 347 acres) and Lewisville (approximately 152 acres). The Colony acreage is zoned office, general retail, business park and residential. The Lewisville acreage is zoned light industrial.

      East Windsor. East Windsor comprises approximately 600 acres with four separate residential tracts, 8 farm parcels and 100 acres of office industrial zoned property in East Windsor, New Jersey, a township located in the vicinity of Princeton. The residential tracts have final plan approval for a total of 75 half-acre lots and 174 quarter-acre lots and zoning for approximately 76 half-acre lots and 274 quarter acre lots. One hundred twenty-five of the quarter-acre lots and 15 of the half-acre lots have been sold to CREC, which has an agreement with CDC to purchase an additional 109 quarter-acre lots. The farm parcels vary in size from 7 to 36 acres and total 174 acres.

      Bryan Place. Bryan Place is located in Dallas, Texas just east of downtown and Central Expressway. It is comprised of 20 non-contiguous parcels, zoned office, commercial, retail and residential ranging from approximately 2,000 square feet to 154,000 square feet. The total area of the property is approximately 650,000 square feet of which 578,000 square feet are Original Properties and the balance are Additional Properties.

      Carrollton Property. The Carrollton Property is located in the City of Carrollton, a suburb of Dallas, Texas. This property consists of one office and five fabrication-warehouse buildings on approximately 17 acres, zoned industrial, with a rail spur. This property is leased to CREC through March 31, 1998. See "Item 13. Certain Relationships and Related Transactions."


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

              NAME                                     POSITION                                  AGE
              ----                                     --------                                  ---
 J. Stephen Bilheimer                             President (1)                                   64

 Roger D. Sefzik                                  Vice President and Treasurer (2)                40


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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

      (a) Holding

      Except as additionally provided below, the information called for by this
Item 5 with respect to Holding is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 1 of the Centex 1996 Annual Report and (3) the information included in Notes
(F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 65-66 of the Holding/CDC 1996 Annual Report.

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

      The provisions of the loan agreement and pledge and security agreement relating to Holding's $7,700,000 note to Centex (the "Holding Note"), which had a balance of $7,600,000 at March 31, 1996, include certain restrictive covenants that limit the extent to which Holding and its subsidiaries (including Development but not CDC or any Operating Partnership) may create, assume or guarantee additional indebtedness, pledge or encumber certain of their assets or otherwise take certain corporate actions. These covenants include limitations on (a) incurring, assuming or guaranteeing any other indebtedness, except indebtedness which provided for all payments of principal to be made after April 1, 1998, indebtedness that is fully and completely subordinated on terms satisfactory to Centex, and certain trade debt, (b) creating any additional liens other than statutory liens for taxes, certain mechanics' and materialmen's liens and other similar liens, (c) effecting a merger or consolidation, (d) selling property and (e) declaring any dividends or making certain other shareholder payments, as defined. Holding's obligations under the Holding Note are secured by a pledge of all of the issued and outstanding shares of the common stock of Development pursuant to a pledge and security agreement under which a default by Holding in the performance of its obligations could give Centex the right to vote such shares, to seek the registration under the Securities Act of 1933, as amended, of all or a portion thereof, and to sell such shares to satisfy Holding's obligations. See "Item
13. Certain Relationships and Related Transactions" and Note (G) of the Notes to the Holding/CDC Combining Financial Statements included on page 66 of the Holding/CDC 1996 Annual Report, which Note (G) is incorporated herein by reference.

      (b) CDC

      Except as additionally provided below, the information called for by this
Item 5 with respect to CDC is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices And Dividends" on page 2 of the Centex 1996 Annual Report and (3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 65-66 of the Holding/CDC 1996 Annual Report.

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

      CREC, a subsidiary of Centex, is the present holder of all of the Class A Units, and accordingly, at this time there is no public market for such securities. See "Item 1. Business--General Development of Business". In July 1995, in conjunction with the extension of the automatic detachment date from 1997 to 2007, CREC reduced its Unrecovered Capital, which is defined as its initial capital contributions adjusted for repayments and other reductions, from $75,805,000 to $47,261,000 and waived all unpaid preference, totaling $37,523,000. Unrecovered Capital was reduced by an additional $10,000,000 during fiscal 1996 through partnership distributions. Preference payments in arrears at March 31, 1996 amounted to $2,506,000.


ITEM 6.  SELECTED FINANCIAL DATA

      (a) Holding

      The information called for by this Item 6 with respect to Holding is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 59-60 of the Holding/CDC 1996 Annual Report.

      (b) CDC

      The information called for by this Item 6 with respect to CDC is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 59-60 of the Holding/CDC 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (a) Holding

      The information called for by this Item 7 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 68 of the Holding/CDC 1996 Annual Report.

      (b) CDC

      The information called for by this Item 7 with respect to CDC is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 68 of the Holding/CDC 1996 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is incorporated herein by reference to portions of the Holding/CDC 1996 Annual Report indicated in the Index to Financial Statements on page 55 of this Report (see Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Holding

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

      Except as additionally provided below, the information called for by this
Item 10 with respect to Holding is incorporated herein by reference to the information included under the caption "Election of Directors" and the information included under the caption "Section 16(a) Compliance" in Holding's proxy statement for the 1996 Annual Meeting of Stockholders of Holding to be held on July 25, 1996 (the "1996 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding" included in Part B of this Report following
Item 4.

SERVICES AGREEMENT

      Holding has no full time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation".
All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company ("CSC"), an indirect subsidiary of Centex. See "Item
13. Certain Relationships and Related Transactions". The term of the Services Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days written notice prior to December 31 of any year. However, the Services

Agreement may not be terminated by Holding (other than in the event of a breach by CSC constituting gross negligence or willful or wanton misconduct) prior to the payment in full of the Holding Note, the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $30,000 were paid pursuant to the Services Agreement during fiscal 1996.

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

       NAME                                                         POSITION                                   AGE
       ----                                                         --------                                   ---
       J. Stephen Bilheimer  . . . . . . . . . .    Director and President (1)                                 64
       Josiah O. Low, III  . . . . . . . . . . .    Director (2)*                                              57
       David M. Sherer . . . . . . . . . . . . .    Director (3)*                                              59
       Roger D. Sefzik . . . . . . . . . . . . .    Vice President and Treasurer (4)                           40

 _________
      *Member of the audit committee of the Board of Directors.

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

      Holding is entitled to reimbursement from CDC for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the Management Agreement, plus a 25% managerial fee. During fiscal 1996, Holding earned fees from CDC totaling $1,295,000 for its services.

      The Management Agreement also provides that Holding will provide, consistent with the Plan, pre-development and development services on behalf of CDC, and the Management Agreement specifically provides that Holding is delegated full authority to carry out and perform on behalf of CDC all aspects of the Plan.

      The term of the Management Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Management Agreement upon at least 30 days written notice prior to December 31 of any year. However, it may not be terminated by CDC (other than in the event of a breach by Holding constituting gross negligence or willful or wanton misconduct) prior to the latest of the complete detachment of the Stockholder Warrants from Centex Common Stock, Payout or the payment in full of the Holding Note.

      From time to time, Holding delegates the performance of certain of its responsibilities to CSC and CREC, upon terms and conditions to be determined. These responsibilities may include enhancement of properties owned or controlled by CDC, for which reasonable additional compensation may be paid by CDC to Holding pursuant to terms to be negotiated between them. In turn, some or all of such additional compensation may be paid by Holding to CSC or CREC.


ITEM 11.  EXECUTIVE COMPENSATION

      Holding and CDC

      The information called for by this Item 11 with respect to Holding and CDC is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 1996 Holding Proxy Statement.

      CDC does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC in respect of its duties and obligations as general partner for CDC. As general partner, Development is entitled to be allocated certain items of income and loss of CDC and to receive certain distributions of cash from CDC depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and will receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 65-66 of the Holding/CDC 1996 Annual Report, which Note (F) is incorporated herein by this reference.

      The directors and executive officers of Development perform all executive management functions for CDC. See "Item 10. Directors and Executive Officers of the Registrant". Services required by CDC in its operations are also provided pursuant to a Management Agreement with Holding pursuant to which Holding operates, manages and develops the properties of CDC for and on behalf of CDC. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement". The executive officers of Development did not receive any remuneration from Development or CDC for the year ended March 31, 1996. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During the 1996 fiscal year, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or CDC during the 1996 fiscal year.

      During fiscal 1996, J. Stephen Bilheimer, a Director and the President of Development, Roger D. Sefzik, Vice President and Treasurer of Development, both of whom are employees of subsidiaries of Centex, have devoted a majority of their time and attention to the management of Development and Holding. Messrs. Bilheimer and Sefzik provided such services to Development on behalf of and in their capacities as officers of Holding pursuant to the Management Agreement. Each current executive officer of Development continues to receive remuneration from Centex or one of its subsidiaries in his capacity as an officer or employee thereof and is not compensated by Development or CDC.

      The directors of Development, who also hold the same directorships in Holding and are neither officers nor employees of Development, Centex or Centex's subsidiaries, each receive annually in the form of directors' and committee members' fees in their capacities as directors and/or committee members of Development ($8,000) and Holding ($8,000). In addition, Development reimburses these directors for the reasonable expenses incurred in attending directors' and committee meetings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Holding

      The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1996 Holding Proxy Statement.

      (b) CDC

      The following table sets forth certain information with respect to the ownership of the equity securities of CDC as of May 1, 1996 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to CDC to be the beneficial owner of more than 5% of any class of CDC's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.

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
                                 3333 Lee Parkway, Suite 1100
                                 Dallas, Texas 75219

 Stockholder Warrants (3)        3333 Development Corporation  . . . . . . . .           --                 ***

                                 Joseph J. Arcisz  . . . . . . . . . . . . . .           --                 ***

                                 J. Stephen Bilheimer  . . . . . . . . . . . .           --                 ***

                                 Josiah O. Low, III  . . . . . . . . . . . . .           --                 ***

                                 Roger D. Sefzik . . . . . . . . . . . . . . .           --                 ***

                                 David M. Sherer . . . . . . . . . . . . . . .           --                 ***

                                 All directors and executive officers of
                                 Development as a group (5 persons)  . . . . .           --                 ***

                                 FMR Corp (4). . . . . . . . . . . . . . . . .           147              14.67%
                                 82 Devonshire Street
                                 Boston, Massachusetts 02109

                                 The Prudential Insurance Company
                                 of America(5). . . . . . . . . . . . . . . .             65               6.49%

                                 Prudential Plaza
                                 Newark, New Jersey 07102-3777

 Centex Class B Unit             Centex Corporation  . . . . . . . . . . . . .           100                100%
   Warrants (6)                  3333 Lee Parkway, Suite 1200
                                 Dallas, Texas 75219

 Class B Units (7)               Centex Corporation (8)  . . . . . . . . . . .           350 (9)             28% (8)
                                 3333 Lee Parkway, Suite 1200
                                 Dallas, Texas 75219

__________
    *Under the terms of the Partnership Agreement, CDC is managed by a sole corporate general partner and none of the present classes of CDC's securities are "voting securities" within the meaning of the rules and regulations of the Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of CDC's equity securities has been set forth in accordance with such rules and regulations.

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

(2) The Class A Units were issued to the Original Limited Partners in exchange for the contribution to CDC of the Original Properties. Record title to the Class A Units presently is held by CREC, a subsidiary of Centex. See "Item 1. Business--General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units will be automatically converted into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units. The Class A Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

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

(4) Based solely upon information contained in the Schedule 13G/A (Amendment No. 9) of FMR Corp. filed with the Securities and Exchange Commission (the "SEC") on February 12, 1996, for holdings as of December 31, 1995 (the "FMR 13G"), FMR may be deemed to beneficially own 4,169,447 shares of Centex Common Stock (and therefore to own a beneficial interest in 147 Stockholder Warrants) acquired solely for investment purposes, as a parent holding company with respect to holdings of wholly-owned investment adviser subsidiaries of FMR or other entities affiliated with FMR. According to the FMR 13G, FMR held 12,384 shares of Centex Common Stock with sole voting power, 4,169,447 shares of Centex Common Stock with sole dispositive power (and therefore held a beneficial interest in 147 Stockholder Warrants with sole dispositive power), and no shares of Centex Common Stock with shared dispositive power (and therefore held a beneficial interest in no Stockholder Warrants with shared dispositive power). The Stockholder Warrants have no voting rights.

(5) Based solely upon information contained in the Schedule 13G/A (Amendment No. 1) of the Prudential Insurance Company of America ("Prudential") filed with the SEC on February 2, 1996, for holdings as of December 31, 1995 (the "Prudential 13G"), Prudential may be deemed to beneficially own 1,845,400 shares of Centex Common Stock (and therefore to own a beneficial interest in 65 Stockholder Warrants). According to the Prudential 13G, Prudential held 318,700 shares of Centex Common Stock with sole voting and dispositive power (and therefore held a beneficial interest in 11 Stockholder Warrants with the sole voting and dispositive power), 1,481,700 shares of Centex Common Stock with shared voting power (and therefore held a beneficial interest in 52 Stockholder Warrants with shared voting power), and 1,526,700 shares of Centex Common Stock with shared dispositive power (and therefore held a beneficial interest in 54 Stockholder Warrants with shared dispositive power). The Stockholder Warrants have no voting rights.

(6) On November 30, 1987, Centex acquired from CDC 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 65-66 of the Holding/CDC 1996 Annual Report, which Note (F) is herein incorporated by this reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) Holding

      The information called for by this Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 1996 Holding Proxy Statement.

      (b) CDC

      Holding entered into a services agreement in May, 1987 with Centex Service Company ("CSC"), whereby CSC provides certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. Service fees of $30,000 were paid pursuant to this agreement for fiscal year 1996.

      CDC has entered into an agreement with Holding to provide management services to CDC in connection with the development, operation and maintenance of CDC property and other administrative services. Management fees and reimbursable costs totaling $1,295,000 were incurred under this agreement during fiscal 1996.

      In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7,700,000 from Centex pursuant to a secured promissory note (the "Holding Note"). The Holding Note, which had a fluctuating balance during 1996, bears interest, payable quarterly, at the prime rate of interest of NationsBank of Texas, N.A. ("NationsBank") plus 1% (9 1/4% at May 1, 1996). As of May 1, 1996, the outstanding principal balance of the Holding Note was $7,155,000. The Holding Note is secured by a pledge of all the issued and outstanding shares of Development. The Holding Note, as amended, matures on the earlier to occur of April 1, 1998 or the last detachment of Holding Common Stock and the Stockholders Warrants from Centex Common Stock pursuant to the Nominee Agreement. There was interest expense of $558,000 related to the Holding Note for the year ended March 31, 1996.

      In fiscal year 1996, CDC sold to CREC certain tracts of land for $4,416,000 and has agreements to purchase an additional 109 lots from CDC.

      In 1987, Development loaned $7,700,000 to CREC, pursuant to an unsecured note (the "CREC Note") and related loan agreement. The CREC Note bears interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8% (9 1/8% at May 1, 1996). As of May 1, 1996, the outstanding principal balance on the CREC Note was $7,700,000. The CREC Note, as amended, matures on April 30, 1998. Fiscal year 1996 interest income on the CREC Note totaled $750,000.

      CREC has guaranteed a bank line of credit for CDC (currently $5,000,000) to utilize in conjunction with development of lots to be sold to CREC. This line of credit, which had an outstanding balance of $1,373,000 at May 1, 1996, bears interest at LIBOR plus 3/4% (6 3/16% at May 1, 1996), is unsecured.

      CDC owns property in the City of Carrollton, a suburb of Dallas, Texas, which consists of one office and five fabrication-warehouse buildings on approximately 17 acres. CDC leases this property to CREC pursuant to a five-year lease terminating on March 31, 1998. For fiscal 1996, CDC received rent from CREC for this property in the amount of $200,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

            (1) and (2) See the Index to Financial Statements below for a list of the Financial Statements filed herewith.

                         INDEX TO FINANCIAL STATEMENTS



                                                                                  HOLDING/CDC
                                                                                  1996 ANNUAL
                                                                                 REPORT PAGES
                                                                                 ------------
3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX
   DEVELOPMENT COMPANY, L.P.
Data incorporated by reference to the Holding/CDC
   1996 Annual Report:
   Report of Independent Public Accountants . . . . . . . . . . .                         57
   Combining Balance Sheets as of March 31, 1996 and 1995 . . . .                         59
   Combining Statements of Operations and Cash Flows for the
      Years Ended March 31, 1996, 1995 and 1994 . . . . . . . . .                         60
   Combining Statements of Stockholders' Equity and
      Partners' Capital for the Years
      Ended March 31, 1996, 1995 and 1994   . . . . . . . . . . .                         61
   Notes to Combining Financial Statements  . . . . . . . . . . .                       61-66
   Quarterly Results (unaudited)  . . . . . . . . . . . . . . . .                         67

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) EXHIBITS

      (A) Holding

      The information on exhibits required by this Item 14 is set forth in the Holding Index to Exhibits appearing on pages 62-63 of this Report.

      (B) CDC

      The information on exhibits required by this Item 14 is set forth in the CDC Index to Exhibits appearing on pages 64-66 of this Report.

   (b) Reports on Form 8-K:

   Neither Holding nor CDC filed any reports on Form 8-K during the quarter ended March 31, 1996.

                                                        SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                       3333 HOLDING CORPORATION
                                                          ----------------------------------------------------
                                                                              Registrant


May 20, 1996                                           By:             /s/ J. STEPHEN BILHEIMER
                                                          ----------------------------------------------------
                                                                         J. Stephen Bilheimer,
                                                                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 May 20, 1996                                         By:             /s/ J. STEPHEN BILHEIMER
                                                         ----------------------------------------------------
                                                                         J. Stephen Bilheimer,
                                                                               President
                                                                     (principal executive officer)



 May 20, 1996                                                         /s/ ROGER D. SEFZIK
                                                        -----------------------------------------------------
                                                                         Roger D. Sefzik,
                                                                     Vice President and Treasurer
                                                             (principal financial and accounting officer)


                       Directors:                   J. Stephen Bilheimer, Josiah O. Low, III, David M. Sherer



 May 20, 1996                                          By:            /s/ J. STEPHEN BILHEIMER
                                                          ----------------------------------------------------
                                                                        J.  Stephen Bilheimer,
                                                                          Individually and as
                                                                           Attorney-in-Fact*

 ----------

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



                                                                    CENTEX DEVELOPMENT COMPANY,  L.P.
                                                            -------------------------------------------------
                                                                              Registrant


                                                     By: 3333 Development Corporation, General Partner

 May 20, 1996                                           By:            /s/ J. STEPHEN BILHEIMER
                                                            -----------------------------------------------
                                                                           J. Stephen Bilheimer,
                                                                              President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.



 May 20, 1996                                                         /s/ J. STEPHEN BILHEIMER
                                                      --------------------------------------------------------
                                                                        J. Stephen Bilheimer,
                                                                               President
                                                                     (principal executive officer)


 May 20, 1996                                                         /s/ ROGER D. SEFZIK
                                                      --------------------------------------------------------
                                                                            Roger D. Sefzik,
                                                                     Vice President and Treasurer
                                                             (principal financial and accounting officer)



                       Directors:                   J. Stephen Bilheimer, Josiah O. Low, III, David M. Sherer


 May 20, 1996                                         By:             /s/ J. STEPHEN BILHEIMER
                                                         -----------------------------------------------------
                                                                        J.  Stephen Bilheimer,
                                                                          Individually and as
                                                                           Attorney-in-Fact*

 __________

     *Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                                AND SUBSIDIARIES

  EXHIBIT                                                             FILED HEREWITH OR
  NUMBER                      EXHIBIT                             INCORPORATED BY REFERENCE
  -------                     -------                             -------------------------


 3.1        Restated Articles of Incorporation of         Exhibit 3.1 to Annual Report on Form 10-K
            Centex.                                       of Centex Corporation ("Centex") (File
                                                          No. 1-6776) for fiscal year ended March
                                                          31, 1993 ("Centex 1993 Form 10-K")

 3.2        By-laws of Centex.                            Exhibit 3.2 to Centex 1993 Form 10-K

 4.1        Specimen Centex common stock certificate      Exhibit 4.1 to Centex 1993 Form 10-K
            (with tandem trading legend and Rights
            Agreement legend).

 4.2        Nominee Agreement, dated November 30,         Exhibit 4.2 to Centex 1993 Form 10-K
            1987, by and between Centex, 3333 Holding
            Corporation ("Holding") and Centex
            Development Company, L.P. ("CDC"), and
            Chemical Bank, as successor nominee.

 4.3        Agreement for Purchase of Warrants, dated     Exhibit 4.3 to Centex 1993 Form 10-K
            as of November 30, 1987, by and between
            Holding and Centex.

 4.4        Rights Agreement, dated as of                 Exhibit 1 to Form 8-A Registration
            September 17, 1986, between Centex and        Statement of Centex dated September 17,
            Chemical Bank, as successor rights agent.     1986

 4.5        Amendment No. 1 to Rights Agreement, dated    Exhibit 4.6 to Centex 1993 Form 10-K
            as of May 18, 1988, between Centex and
            Chemical Bank, as successor rights agent.

 4.6        Indenture dated as of March 12, 1987          Exhibit 4.7 to Centex 1993 Form 10-K
            between Centex and Texas Commerce Bank-
            Dallas, N.A. with respect to Subordinated
            Debt Securities of Centex.

 4.7        Supplemental Indenture dated as of            Exhibit 4.8 to Centex 1993 Form 10-K
            March 12, 1987 between Centex and Texas
            Commerce Bank-Dallas, N.A. with respect to
            $100,000,000 8 3/4% Subordinated
            Debentures Due March 1, 2007.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------

 4.8        Instruments with respect to long-term debt    N/A
            which do not exceed 10% of the total
            assets of Centex and its subsidiaries have
            not been filed.  Centex agrees to furnish
            a copy of such instruments to the
            Commission upon request.


 4.9        Debenture Purchase Agreement, dated as of     Exhibit 4.11 to Centex 1993 Form 10-K
            June 17, 1987, between Centex and the
            State Investment Council of New Mexico
            with respect to $20,000,000 Aggregate
            Principal Amount of 8.80% Subordinated
            Debenture of Centex due June 30, 2007.

 4.10       Indenture dated as of May 1, 1991 between     Exhibit 4.12 to Centex 1993 Form 10-K
            Centex and Chemical Bank with respect to
            Senior Debt Securities.

 4.11       Supplemental Indenture dated as of May 10,    Exhibit 4.13 to Centex 1993 Form 10-K
            1991 between Centex and Chemical Bank with
            respect to $100,000,000 9.05% Senior Notes
            due May 1, 1996.

 4.12       Subordination Agreement dated as of May 1,    Exhibit 4.14 to Centex 1993 Form 10-K
            1991 by and among Centex Corporation and
            all of its subsidiaries.

 4.13       Supplemental Indenture dated as of June       Exhibit 4.15 to Annual Report on Form 10-
            17, 1987 between Centex and Texas Commerce    K of Centex (File No. 1-6776) for fiscal
            Bank--Dallas, N.A. with respect to 8.80%      year ended March 31, 1994 ("Centex 1994
            Subordinated Debentures due June 30, 2007.    Form 10-K")

 4.14       Debenture No. 1 dated June 17, 1987 of        Exhibit 4.16 to Centex 1994 Form 10-K
            Centex 8.80% Subordinated Debentures due
            June 30, 2007.

 4.15       Supplemental Indenture dated as of June 9,    Exhibit 4(b) to the Current Report on
            1995 between Centex and Texas Commerce        Form 8-K of Centex (File No. 1-6776)
            Bank National Association with respect to     dated June 5, 1995.
            7 3/8% Subordinated Debenture due June 1,
            2005.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------


 10.1       Centex Corporation Stock Option Plan, as      Exhibit 10.1 to Centex 1993 Form 10-K
            amended.*

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

 10.4       Consulting Agreement dated as of February     Exhibit 10.4 to Annual Report on Form 10-
            1, 1995 between Centex and Paul R.            K of Centex (File No. 1-6776) for fiscal
            Seegers.*                                     year ended March 31, 1995 ("Centex 1995
                                                          Form 10-K")

 10.5       Executive Employment Agreement dated as of    Exhibit 10.6 to Centex 1993 Form 10-K
            September 17, 1990 between Centex and
            Laurence E. Hirsch.*

 10.6       Executive Employment Agreement dated as of    Exhibit 10.7 to Centex 1993 Form 10-K
            January 18, 1991 between Centex and David
            W. Quinn.*

 10.7       Executive Employment Agreement dated as of    Exhibit 10.8 to Centex 1993 Form 10-K
            January 18, 1991 between Centex and
            William J Gillilan III.*

 10.8       Centex Corporation $2,000,000 Subordinated    Exhibit 10.8 to Centex 1995 Form 10-K
            Convertible Note issued to Laurence E.
            Hirsch on March 1, 1995.*

 10.9       Supplemental Executive Retirement Plan of     Exhibit 10.9 to Centex 1995 Form 10-K
            Centex Corporation.*

 13         Centex 1996 Annual Report and Holding/CDC     Filed Herewith.
            1996 Annual Report.**

 21         List of Subsidiaries of Centex.               Filed Herewith.


                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                       FILED HEREWITH OR
 NUMBER                       EXHIBIT                      INCORPORATED BY REFERENCE
 ------                       -------                      -------------------------

 23         Consents of Independent Public Accountants.   Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

 ____________
 *     Management contract or compensatory plan or arrangement.

 ** With the exception of the information expressly incorporated by reference in this Report from the Centex 1996 Annual Report and the Holding/CDC 1996 Annual Report, these two annual reports are not deemed filed with the Commission as part of this Report.

                              INDEX TO EXHIBITS
                           3333 HOLDING CORPORATION
                                AND SUBSIDIARY

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
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

 3.2        By-laws of Holding, as amended.               Exhibit 3.2 to Annual Report on Form 10-K
                                                          of Holding (File No. 1-9624) for fiscal
                                                          year ended March 31, 1993 (the "Holding
                                                          Form 10-K")
 4.1        Specimen Holding common stock                 Exhibit 4.1 to Amendment No. 1.
            certificate.

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

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                           AND SUBSIDIARY--CONTINUED

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------

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

 13         Centex 1996 Annual Report and Holding/CDC     Exhibit 13 to Form 10-K of Centex
            1996 Annual Report.*                          Corporation (File No. 1-6776) dated May
                                                          22, 1996.

 21         Subsidiaries of Holding.                      Filed Herewith.

 23         Consent of Independent Public Accountants.    Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

- -------

  * With the exception of the information expressly incorporated by reference in this Report from the Centex 1996 Annual Report and the Holding/CDC 1996 Annual Report, these two annual reports are not deemed filed with the Commission as part of this report.

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.

  EXHIBIT                                                             FILED HEREWITH OR
  NUMBER                      EXHIBIT                             INCORPORATED BY REFERENCE
  ------                      -------                             -------------------------

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

 3.2        By-laws of Development, as amended.           Exhibit 3.2 to Annual Report on Form 10-K
                                                          of CDC (File No. 1-9625) for fiscal year
                                                          ended March 31, 1993 (the "CDC Form
                                                          10-K").

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

 4.3        Specimen certificate for Class A limited      Exhibit 4.3 to the CDC Registration
            partnership units.                            Statement.

 4.4        Specimen certificate for Class B limited      Exhibit 4.4 to the CDC Registration
            partnership units.                            Statement.



                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
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

 4.9        Agreement for Purchase of Warrants, dated     Exhibit 4.9 to CDC Form 10-K.
            as of November 30, 1987, by and between
            CDC and Centex.

 4.10       Form of Operating Partnership Agreement.      Exhibit 4.9 to the CDC Registration
                                                          Statement.

 10.1       Management Agreement by and between Centex    Exhibit 10.1 to CDC Amendment No. 3.
            Real Estate Corporation ("CREC") and CDC.

 10.2       Supplement to Management Agreement by and     Exhibit 10.1a to CDC Amendment No. 3.
            between CREC and CDC.

 10.3       Documents of Conveyance of Property from      Exhibit 10.2 to CDC Amendment No. 1.
            Centex Land Corporation to CDC.

 10.4       Documents of Conveyance of Property from      Exhibit 10.3 to the CDC Registration
            Centex Homes Corporation to CDC.              Statement.

 10.5       Documents of Conveyance of Property from      Exhibit 10.4 to the CDC Registration
            Fox & Jacobs, Inc. to CDC.                    Statement.

 10.6       Documents of Conveyance of Property from      Exhibit 10.5 to the CDC Registration
            Great Lakes Development Co., Inc., to CDC.    Statement.

 10.7       Agreement dated as of April 1, 1987 by and    Exhibit 10.6 to the CDC Registration
            among CDC, CREC, Centex Homes Corporation     Statement.
            and Centex Land Company.



                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 10.8       Agreement dated as of April 1, 1987 by and    Exhibit 10.7 to the CDC Registration
            between CDC and Centex Homes of New           Statement.
            Jersey, Inc.

 10.9       Waiver Agreement dated as of July 28,         Filed Herewith.
            1995, by and between CDC, CREC and 3333
            Development Corporation ("Development").

 10.10      Waiver Agreement dated as of September 13,    Filed Herewith.
            1995 but effective as of July 1, 1995, by
            and between CDC, CREC and Development.

 10.11      Waiver Agreement dated as of September 27,    Filed Herewith.
            1995 but effective as of July 1, 1995, by
            and between CDC, CREC and Development.

 10.12      Waiver Agreement dated as of December 31,     Filed Herewith.
            1995 by and between CDC, CREC and
            Development.

 10.13      Waiver Agreement dated as of March 29,        Filed Herewith.
            1996 by and between CDC, CREC and
            Development.

 10.14      Waiver Agreement dated as of January 8,       Filed Herewith.
            1996 but effective as of January 1, 1996,
            by and between CDC, CREC and Development.

 13         Centex 1996 Annual Report and Holding/CDC     Exhibit 13 to Form 10-K of Centex
            1996 Annual Report.*                          Corporation (File No. 1-6776) dated May
                                                          22, 1996.

 23         Consent of Independent Public Accountants.    Filed Herewith.

 24         Powers of Attorney.                           Filed Herewith.

 27         Financial Data Schedule.                      Filed Herewith.

_________

  * With the exception of the information expressly incorporated by reference in this Report from the Centex 1996 Annual Report and the Holding/CDC 1996 Annual Report, these two annual reports are not deemed filed with the Commission as part of this report.