Form 10-Q
period 1996-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1996-08-14
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 JUNE 30, 1996

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

As of the close of business on August 8, 1996, 28,509,726 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

- --------------------------------------------------------------------------------

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                                 JUNE 30, 1996


                               CENTEX CORPORATION

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.    Condensed Consolidated Financial Statements              1

                    Condensed Consolidated Statement of Earnings
                    for the Three Months Ended June 30, 1996                 2

                    Condensed Consolidated Balance Sheets                    3

                    Condensed Consolidated Statement of Cash Flows
                    for the Three Months Ended June 30, 1996                 4

                    Notes to Condensed Consolidated Financial Statements   5-7

         ITEM 2.    Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                 8-10

PART II. OTHER INFORMATION

         ITEM 6.    Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                  12

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                            PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1.    Condensed Combining Financial Statements                 13

                     Condensed Combining Statement of Operations
                     for the Three Months Ended June 30, 1996                 14

                     Condensed Combining Balance Sheets                       15

                     Condensed Combining Statement of Cash Flows
                     for the Three Months Ended June 30, 1996                 16

                     Notes to Condensed Combining Financial Statements        17

          ITEM 2.    Management's Discussion and Analysis of Results
                     of Operations and Financial Condition                    18

PART II.  OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                                 20-21

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

FOR THE THREE MONTHS ENDED                                    June 30,
                                                   ----------------------------
                                                        1996            1995
                                                   --------------  ------------
REVENUES
   Home Building                                   $    529,821    $   429,306
   Investment Real Estate                                 1,375          -
   Financial Services                                    37,931         25,267
   Contracting and Construction Services                262,226        246,377
   Construction Products (A)                             61,058          -
                                                   ------------    -----------
                                                        892,411        700,950
                                                   ------------    -----------
COSTS AND EXPENSES
   Home Building                                        500,736        410,781
   Investment Real Estate                                (2,448)         -
   Financial Services                                    31,830         23,265
   Contracting and Construction Services                261,723        246,334
   Construction Products (A)                             45,860        (12,064)
   Other, net                                               129            183
   Corporate General and Administrative                   4,049          3,645
   Interest Expense                                       9,582          9,580
   Minority Interest in Construction Products (A)         7,599          6,153
                                                   ------------    -----------
                                                        859,060        687,877
                                                   ------------    -----------

EARNINGS BEFORE INCOME TAXES                             33,351         13,073
   Income Taxes                                          11,532          5,200
                                                   ------------    -----------

NET EARNINGS                                       $     21,819    $     7,873
                                                   ============    ===========

EARNINGS PER SHARE                                 $       0.75    $      0.27
                                                   ============    ===========

AVERAGE SHARES OUTSTANDING                           29,191,955     28,902,755
                                                   ============    ===========

CASH DIVIDENDS PER SHARE                           $       0.05    $      0.05
                                                   ============    ===========



(A) As a result of Centex Construction Products, Inc.'s (CXP) recent repurchases of its own stock, Centex's ownership interest in CXP has increased to 50.8% from 49%. Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results are consolidated with those of Centex and are reflected in Centex's revenues and operating earnings. In order to facilitate comparisons between years, CXP's operating earnings and the related minority interest in CXP have been reclassified to reflect the total amounts for the quarter ended June 30, 1995. Had CXP's revenues been consolidated for the quarter ended June 30, 1995, Centex's consolidated revenues for that quarter would have increased by $55,104 to $756,054.


See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  Centex Corporation and
                                                        Subsidiaries                       Centex Corporation
                                              --------------------------------         ----------------------------
                                                   June 30,         March 31,             June 30,        March 31,
                                                    1996*            1996**                1996*           1996**
                                              ----------------   -------------      ---------------    ------------
ASSETS
Cash and Cash Equivalents                       $    36,066      $      14,042       $     33,612       $    11,897
Receivables -
   Residential Mortgage Loans                       567,183            629,756              -                 -
   Other                                            330,019            280,803            309,377           258,661
   Affiliates                                         -                  -                  -                 -
Inventories                                       1,107,505          1,205,450          1,107,505         1,205,450
Investments -
   Centex Construction Products, Inc.                 -                106,504              -               106,504
   Centex Development Company, L. P.                 34,623             36,866             34,623            36,866
   Joint Ventures and Other                           4,481              3,804              3,965             3,804
   Unconsolidated Subsidiaries                        -                  -                 46,503            38,366
Property and Equipment, net                         210,031             37,139            198,245            25,413
Other Assets -
   Deferred Taxes, net                              226,823            (16,620)           226,082           (16,085)
   Deferred Charges and Other                        50,173             22,602             33,125            14,767
                                                -----------      -------------       ------------       -----------
                                                $ 2,566,904      $   2,320,346       $  1,993,037       $ 1,685,643
                                                ===========      =============       ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities        $   650,788      $     610,671       $    591,868       $   550,984
Short-term Debt                                     730,311            662,267            215,364            87,251
Long-term Debt                                      221,743            321,002            221,743           321,002
Minority Stockholders' Interest                     108,437              3,570            108,437             3,570
Negative Goodwill                                   110,837              -                110,837             -
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                             -                  -                  -                 -
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      28,506,126 and 28,425,851 respectively          7,127              7,107              7,127             7,107
   Capital in Excess of Par Value                     8,352              6,814              8,352             6,814
   Retained Earnings                                729,309            708,915            729,309           708,915
                                                -----------      -------------       ------------       -----------
Total Stockholders' Equity                          744,788            722,836            744,788           722,836
                                                -----------      -------------       ------------       -----------
                                                $ 2,566,904      $   2,320,346       $  1,993,037       $ 1,685,643
                                                ===========      =============       ============       ===========

                                                                                 Financial Services
                                                                     ------------------------------------------
                                                                        June 30,                   March 31,
                                                                         1996*                       1996**
                                                                     -------------------     ------------------
ASSETS
Cash and Cash Equivalents                                             $      2,454              $     2,145
Receivables -
   Residential Mortgage Loans                                              567,183                  629,756
   Other                                                                    20,642                   22,142
   Affiliates                                                                 (921)                  (1,267)
Inventories                                                                     -                        -
Investments -
   Centex Construction Products, Inc.                                           -                        -
   Centex Development Company, L. P.                                            -                        -
   Joint Ventures and Other                                                    516                       -
   Unconsolidated Subsidiaries                                                  -                        -
Property and Equipment, net                                                 11,786                   11,726
Other Assets -
   Deferred Taxes, net                                                         741                     (535)
   Deferred Charges and Other                                               17,048                    7,835
                                                                      ------------              -----------
                                                                      $    619,449              $   671,802
                                                                      ============              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities                              $     58,920              $    59,687
Short-term Debt                                                            514,947                  575,016
Long-term Debt                                                               -                        -
Minority Stockholders' Interest                                              -                        -
Negative Goodwill                                                            -                        -
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                                    -                        -
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      28,506,126 and 28,425,851 respectively                                     1                        2
   Capital in Excess of Par Value                                           46,575                   37,917
   Retained Earnings                                                          (994)                    (820)
                                                                      ------------              -----------
Total Stockholders' Equity                                                  45,582                   37,099
                                                                      ------------              -----------
                                                                      $    619,449              $   671,802
                                                                      ============              ===========

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

FOR THE THREE MONTHS ENDED                                                     June 30,
                                                                    --------------------------------
                                                                       1996                 1995
                                                                    -------------      -------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                      $     21,819      $     7,873
   Adjustments -
      Depreciation and Amortization                                         3,093            3,165
      Deferred Income Taxes                                                 8,644           (5,768)
      Equity in Earnings of CXP, CDC and Joint Ventures                      (503)          (3,764)
      Minority Interest in CXP                                              7,599            -
   (Increase) Decrease in Receivables                                      (7,969)           7,888
   Decrease (Increase) in Residential Mortgage Loans                       62,573          (91,562)
   Increase in Inventories                                                (15,355)         (17,648)
   Decrease in Payables and Accruals                                      (14,910)         (17,507)
   (Increase) Decrease in Other Assets                                    (24,588)              11
   Other, net                                                               9,071            (977)
                                                                     ------------      -----------
                                                                           49,474         (118,289)
                                                                     ------------      -----------
CASH FLOWS - INVESTING ACTIVITIES
   Decrease (Increase) in Advances to Joint Ventures,
      Unconsolidated Subsidiaries, and CDC                                  2,069           (1,370)
   Decrease (Increase) in Property and Equipment, net                       2,283           (1,672)
   Vista - Home Building Combination ($ in millions):
      Deferred Taxes, Net ($266.2);  Negative Goodwill $114.8;
      Decrease in Inventories $140.6; and Increase in Payables
      and Accruals $10.8                                                    -                -
                                                                     ------------      -----------
                                                                            4,352           (3,042)
                                                                     ------------      -----------
CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Debt                                            (31,935)         117,691
   Proceeds from Stock Option Exercises                                     1,558            1,633
   Dividends Paid                                                          (1,425)          (1,408)
                                                                     ------------      -----------
                                                                          (31,802)         117,916
                                                                     ------------      -----------

NET INCREASE (DECREASE) IN CASH                                            22,024           (3,415)

CASH AT BEGINNING OF PERIOD                                                14,042           23,785
                                                                     ------------      -----------

CASH AT END OF PERIOD                                                $     36,066      $    20,370
                                                                     ============      ===========

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (unaudited)


(A) A summary of changes in stockholders' equity is presented below:


                                                                               Capital in
                                        Preferred               Common         Excess of       Retained
                                          Stock                 Stock          Par Value       Earnings              Total
                                        ----------          -----------     --------------    -------------      -------------
                                                                                (dollars in thousands)
    Balance, March 31, 1996             $   -               $     7,107     $    6,814        $     708,915      $     722,836
      Net Earnings                          -                     -              -                   21,819             21,819
      Exercise of Stock Options             -                        20          1,538                -                  1,558
      Cash Dividends                        -                     -              -                   (1,425)            (1,425)
                                        ----------          -----------     ----------        -------------      -------------
    BALANCE, JUNE 30, 1996              $   -               $     7,127     $    8,352        $     729,309      $     744,788
                                        ==========          ===========     ==========        =============      =============




(B) On November 30, 1987 the Comany distributed to a nominee, all of the issued and outstanding shares of common stock of 3333 Holding Corporation and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L.P. A wholly-owned subsidiary of 3333 Holding Corporation serves as general partner of Centex Development Company, L.P. These securities are held by the nominee on behalf of Centex stockholders, and will trade in tandem with the common stock of Centex, until such time as they are detached. Supplementary condensed combined financial statements for Centex, 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. are as follows:

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L. P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                             June 30,              March 31,
                                                              1996                   1996*
                                                       ------------------      ----------------
ASSETS
   Cash and Cash Equivalents                            $     36,619           $     14,273
   Receivables                                               900,184                914,549
   Inventories                                             1,144,612              1,244,931
   Investments in
      Centex Construction Products, Inc.                       -                    106,504
      Joint Ventures and Unconsolidated Subsidiaries           4,698                  3,984
   Property and Equipment, net                               210,031                 37,139
   Other Assets -
      Deferred Taxes, net                                    226,823                (16,620)
      Deferred Charges and Other                              50,173                 22,602
                                                        ------------           ------------
                                                        $  2,573,140           $  2,327,362
                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities             $    653,919           $    616,959
   Short-term Debt                                           732,264                665,593
   Long-term Debt                                            221,743                321,002
   Minority Stockholders' Interest                           108,437                  -
   Negative Goodwill                                         110,837                  -
   Stockholders' Equity                                      745,940                723,808
                                                        ------------           ------------

                                                        $  2,573,140           $  2,327,362
                                                        ============           ============

*Condensed from audited financial statements.

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

FOR THE THREE MONTHS ENDED                                             June 30,
                                                        -----------------------------------
                                                              1996                 1995
                                                        ---------------        ------------
   Revenues                                             $    892,583           $    701,685
   Costs and Expenses                                        859,052                688,414
                                                        ------------           ------------
   Earnings Before Income Taxes                               33,531                 13,271
   Income Taxes                                               11,532                  5,200
                                                        ------------           ------------

   NET EARNINGS                                         $     21,999           $      8,071
                                                        ============           ============

(C.) In order to assure the future availability of land for its Home Building operation, the Company has made deposits totaling $12 million as of June 30, 1996 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $302 million. These options and commitments expire at various dates to the year 2000. The Company has also committed to purchase land and developed lots totaling approximately $32 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $2 million.


(D.) Interest expenses relating to the financial services operations are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below.



                                                        Three Months Ended
                                                   ----------------------------
                                                    6/30/96            6/30/95
                                                   ---------          ---------
         Total Interest Incurred                   $  17,816          $  15,481
         Less Financial Services                      (8,234)            (5,901)
                                                   ---------          ---------

         INTEREST EXPENSE                          $   9,582          $   9,580
                                                   =========          =========


(E.) During the quarter ended June 30, 1994, Centex Construction Products, Inc. (CXP) completed an initial public offering of 51% of its stock and began trading on the New York Stock Exchange under the symbol "CXP". As a result of CXP's recent repurchase of its own stock, Centex's ownership interest in CXP has increased to 50.8% as of June 30, 1996 from 49%. Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results are consolidated with those of Centex. The reconsolidation of CXP had a $6.6 million net effect on the Statement of Cash Flows and is included in Other, net. The major items are (in millions) Property and Equipment ($181.4), Investment in CXP $106.5, Minority Interest $95.0, Inventories ($26.9) and Receivables, Payables and Other $13.4.


(F.) During the quarter ended June 30, 1996, Centex's Home Building subsidiary completed a business combination transaction and reorganization with Vista Properties, Inc. that increased Centex's ownership of Vista's common stock from approximately 53% to 99.975%. Under the terms of the combination transaction, Centex's Home Building assets and operations were contributed to Vista in exchange for 12.4 million shares of Vista's common stock.

         As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain Vista-related tax benefits. Accordingly, as these properties are developed or sold, the net sales proceeds will be reflected as operating margin. "Negative Goodwill" recorded as a result of the business combination will be amortized to earnings over approximately seven years.

         All investment property operations are being reported through Centex's new "Investment Real Estate" business segment which operates under the Vista Properties Company name.


(G.) Certain prior year balances have been reclassified to be consistent with the fiscal 1997 presentation.

                               CENTEX CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION


   Centex's consolidated revenues for the quarter were $892 million, a 27% increase over $701 million for the same quarter last year. Earnings before income taxes were $33.4 million, 155% higher than $13.1 million last year. Net earnings were $21.8 million and earnings per share were $.75 for this quarter compared to $7.9 million and $.27 for the same quarter last year.


HOME BUILDING

   The following summarizes Home Building results for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 (dollars in millions, except per unit data):

                                                                    1996                                    1995
                                                         -----------------------------        ------------------------------
             Home Building Revenues                         $    529.8         100.0%             $    429.3         100.0%

             Cost of Sales                                      (432.3)        (81.6%)                (352.9)        (82.2%)

             Selling, General & Administrative                   (68.4)        (12.9%)                 (57.9)        (13.5%)
                                                            ----------       -------                --------       -------

             Operating Earnings                             $     29.1           5.5%             $     18.5           4.3%
                                                            ----------       -------              ----------       -------

             Units Closed                                        3,095                                 2,652

             Unit Sales Price                               $  167,374                            $  160,092

                  % Change                                         4.5%                                  3.5%

             Operating Earnings per Unit                    $    9,397                            $    6,985

                  % Change                                        34.5%                                (20.0%)


   The operating earnings for the quarter ended June 30, 1996 increased as a percentage of revenue and on a per unit basis compared to the same period last year as a result of Centex's emphasis on higher operating efficiencies.


INVESTMENT REAL ESTATE

   During the quarter ended June 30, 1996, Centex's Home Building subsidiary completed a business combination transaction and reorganization with Vista Properties, Inc. that increased Centex's ownership of Vista's common stock from approximately 53% to 99.975%. Under the terms of the combination transaction, Centex's Home Building assets and operations were contributed to Vista in exchange for 12.4 million shares of Vista's common stock.

   As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain Vista-related tax benefits. Accordingly, as these properties are developed or sold, the net sales proceeds will be reflected as operating margin. "Negative Goodwill" recorded as a result of the business combination will be amortized to earnings over approximately seven years.

   All investment property operations are being reported through Centex's new "Investment Real Estate" business segment which operates under the Vista Properties Company name.

   For the quarter ended June 30, 1996, Investment Real Estate had operating earnings of $3.8 million.

FINANCIAL SERVICES

   The following summarizes Financial Services' results for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 (dollars in millions):


                                          1996                    1995
                                    ----------------        ----------------
   Revenues                            $     37.9              $     25.3
                                       ----------              ----------

   Operating Earnings                  $      6.1              $      2.0
                                       ----------              ----------

   Origination Volume                  $    1,403              $    1,059
                                       ----------              ----------

   Number of Loans Originated

        Centex-built Homes                  2,345                   1,736

        Non-Centex-built Homes              9,723                   7,440
                                       ----------              ----------

                                           12,068                   9,176
                                       ==========              ==========

   Although interest rates rose for the current quarter, loan applications increased 17% to 13,396. The per loan margin for the quarter this year was $506, a 132% increase over the per loan margin of $218 for the same quarter last year. The increase reflects continuing efficiency gains as a result of increased originations and Centex's ongoing focus on the reduction of origination costs.


CONTRACTING AND CONSTRUCTION SERVICES

   The following summarizes Contracting and Construction Services results for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 (dollars in millions):


                                          1996                    1995
                                    ----------------        ----------------
   Revenues                            $   262.2               $   246.4
                                       ---------               ---------

   Operating Earnings                  $      .5               $    -
                                       ---------               ---------

   New Contracts Received              $     277               $     268
                                       ----------              ---------

   Backlog of Uncompleted Contracts    $   1,217               $   1,350
                                       ---------               ---------


   Although Contracting and Construction Service's results continued to be impacted by an intensely competitive environment, the operation reported operating earnings of $503,000 for the quarter compared to $43,000 for the same quarter a year ago. Nonresidential construction is improving as the economy strengthens and profit margins in this group are beginning to improve. The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of approximately $58 million during the current quarter and $55 million for the same quarter last year.

CONSTRUCTION PRODUCTS

   As a result of Centex Construction Products, Inc.'s (CXP) recent repurchases of its own stock, Centex's ownership interest in CXP has increased to 50.8% as of June 30, 1996 from 49%. Accordingly, beginning with the June 30, 1996 quarter, CXP's financial results are consolidated with those of Centex and are reflected in Centex's financial statements.

   Revenues from Construction Products were $61.1 million for the current quarter. CXP's revenues for the same quarter last year, which were not consolidated with Centex, were $55.1 million. For the quarter this year, CXP's total operating earnings minus minority interest resulted in pretax earnings of $7.6 million, net to Centex's ownership interest, a 29% improvement over $5.9 million last year for the same quarter. CXP's results for this year's quarter resulted from gains in its Cement, Gypsum Wallboard and Concrete operations due to a continuing strong demand for these products, combined with excellent production levels at its plants.


FINANCIAL CONDITION AND LIQUIDITY

   Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $600 million of credit facilities to finance mortgages which are held during the period while they are being securitized and readied for delivery against forward sale commitments.

   The $100 million of Senior Notes, which matured in May 1996 were replaced by short-term borrowings under various credit facilities.

   The increase in cash of $22.0 million is a result of the consolidation of CXP's financial statements due to Centex's ownership interest in CXP exceeding 50%. The decrease in residential mortgage loans is offset by the decrease in debt and the increase in other assets.

   The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.


OUTLOOK

   The increase in interest rates during the quarter has slowed home orders and mortgage applications going into the second quarter. But unless interest rates escalate from current levels, the Company expects financial results for the balance of fiscal 1997 to be favorable.

                              CENTEX CORPORATION

                          PART II.  OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)  Exhibits


                     Exhibit 27 - Financial Data Schedule


           (b)  Reports on Form 8-K


                     The Registrant filed no reports on Form 8-K during the
                quarter ended June 30, 1996.


All other items required under Part II are omitted because they are not applicable.

                                  SIGNATURES





                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CENTEX CORPORATION
                                 ----------------------------------------------
                                                   Registrant



August 12, 1996                                /s/ David W. Quinn
                                 ----------------------------------------------
                                                David W. Quinn
                                              Vice Chairman and
                                           Chief Financial Officer
                                        (principal financial officer)



August 12, 1996                             /s/ Michael S. Albright
                                 ----------------------------------------------
                                              Michael S. Albright
                                   Vice President - Finance and Administration
                                          (chief accounting officer)

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
                                 (unaudited)


                                                                             For The Three Months Ended June 30,
                                               -------------------------------------------------------------------------------------
                                                                  1996                                           1995
                                               -------------------------------------------   ---------------------------------------
                                                                             3333 HOLDING                             3333 HOLDING
                                                                CENTEX        CORPORATION                  CENTEX      CORPORATION
                                                              DEVELOPMENT         AND                    DEVELOPMENT      AND
                                               COMBINED      COMPANY, L.P.    SUBSIDIARY    COMBINED    COMPANY, L.P.  SUBSIDIARY
                                               ---------     -------------    -----------   ---------   ------------- ------------
Revenues                                       $   3,472     $    3,322       $  579         $ 2,382       $ 2,241      $   611

Costs and Expenses                                 3,116          3,146          399           2,372         2,429          413
                                               ---------     ----------       ------         -------       -------      -------
Earnings (Loss) Before Income Taxes                  356            176          180              10          (188)         198

Income Taxes                                          --             --           --              --           --            --
                                               ---------     ----------       ------         -------       -------      -------

NET EARNINGS (LOSS)                            $     356     $      176       $  180         $    10       $  (188)     $   198
                                               =========     ==========       ======         =======       =======      =======
EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                      $      176       $  180                        $ (188)     $   198
                                                             ==========       ======                       =======      =======



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                          June 30, 1996*                               March 31, 1996**
                                             ------------------------------------------   -----------------------------------------
                                                                          3333 HOLDING                                3333 HOLDING
                                                             CENTEX       CORPORATION                    CENTEX        CORPORATION
                                                           DEVELOPMENT        AND                      DEVELOPMENT         AND
                                              COMBINED     COMPANY, L.P.  SUBSIDIARY      COMBINED     COMPANY, L.P.    SUBSIDIARY
                                             -----------   -------------  ------------   ----------   ---------------  ------------
ASSETS
   Cash                                      $     553      $      550    $        3      $      231    $       225      $     6
   Accounts Receivable                             379           1,473           178             360            448          179
   Notes Receivable -
      Centex Corporation and Subsidiaries        7,700           -             7,700           7,700          -            7,700
      Other                                      2,781           2,781         -               3,809          3,809           -
   Investment in Affiliate                       -               -               767           -              -              767
   Investment in Real Estate Joint Venture         217             217         -                 180            180           -
   Projects Held for Development & Sale         35,952          35,952         -              38,506         38,506           -
                                             ---------      ----------     ---------      ----------    -----------      --------
                                             $  47,582      $   40,973     $   8,648      $   50,786    $    43,168      $ 8,652
                                             =========      ==========     =========      ==========    ===========      ========
LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and
      Accrued Liabilities                    $   2,817      $    2,593     $   1,496      $    2,871    $     2,558      $   580
   Notes Payable -
      Centex Corporation and Subsidiaries        6,500           -             6,500           7,600          -            7,600
      Other                                      1,953           1,953         -               3,326          3,326          -
   Land Sale Deposits                              467             467         -               -              -              -
                                             ---------      ----------     ---------      ----------    -----------      --------
         Total Liabilities                      11,737           5,013         7,996          13,797          5,884        8,180

         Stockholders' Equity and
            Partners' Capital                   35,845          35,960           652          36,989         37,284          472
                                             ---------      ----------     ---------      ----------    -----------      --------
                                             $  47,582      $   40,973     $   8,648      $   50,786    $    43,168      $ 8,652
                                             =========      ==========     =========      ==========    ===========      ========

*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                        For The  Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------------
                                                              1996                                           1995
                                           ----------------------------------------    -------------------------------------------
                                                                       3333 HOLDING                                    3333 HOLDING
                                                            CENTEX     CORPORATION                        CENTEX       CORPORATION
                                                         DEVELOPMENT      AND                           DEVELOPMENT       AND
                                            COMBINED     COMPANY, L.P. SUBSIDIARY       COMBINED       COMPANY, L.P.   SUBSIDIARY
                                           ---------     ------------- ------------   ------------     ------------- -------------
CASH FLOWS - OPERATING ACTIVITIES
 Net Earnings (Loss)                       $    356      $     176     $     180       $     10        $    (188)     $     198
 Net Change in Payables, Accruals,
  Deposits and Receivables                     (706)          (523)         (183)           (96)             120           (216)
 Decrease (Increase) in Notes Receivable      1,028          1,028            -            (617)            (617)            -
 Increase in Advances to Joint Venture          (37)           (37)           -              -                -              -
 Decrease (Increase) in Projects Held
  for Development and Sale                    2,554          2,554            -             (13)             (13)            -
                                           --------      ---------     ---------       --------        ---------      ---------
                                              3,195          3,198            (3)          (716)            (698)           (18)
                                           --------      ---------     ---------       --------        ---------      ---------

CASH FLOWS - FINANCING ACTIVITIES
 (Decrease) Increase  in Notes Payable       (1,373)        (1,373)           -           1,658            1,658             -
 Capital Distributions                       (1,500)        (1,500)           -              -                -              -
                                           --------      ---------     ---------       --------        ---------      ---------
                                             (2,873)        (2,873)           -           1,658            1,658             -
                                           --------      ---------     ---------       --------        ---------      ---------
NET INCREASE (DECREASE) IN CASH                 322            325            (3)           942              960            (18)

CASH AT BEGINNING OF PERIOD                     231            225             6          1,422            1,403             19
                                           --------      ---------     ---------       --------        ---------      ---------


CASH AT END OF PERIOD                      $    553      $     550     $       3       $  2,364        $   2,363      $       1
                                           ========      =========     =========       ========        =========      =========


See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
              NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                JUNE 30, 1996
                                 (unaudited)


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

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $2,908,000 and $1,165,000 for the three months ended June 30, 1996 and 1995 respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                                                For the Three Months Ended June 30, 1996
                                           -------------------------------------------------------------------------------------
                                                                                                  3333 Holding Corporation
                                                        Centex Development Company, L.P.              and  Subsidiary
                                                        --------------------------------    ------------------------------------
                                                        CLASS B     GENERAL      LIMITED                 CAPITAL IN
                                                        UNITS       PARTNERS'   PARTNERS'     STOCK      EXCESS OF      RETAINED
                                           COMBINED     WARRANTS     CAPITAL     CAPITAL     WARRANTS    PAR VALUE      EARNINGS
                                           --------     --------    ---------   ---------    --------    ----------     --------
    Balance at March 31, 1996              $ 36,989     $    500    $    767    $  36,017    $    1      $     800      $  (329)


    Capital Distributions                    (1,500)          -           -        (1,500)       -             -            -


    Net Earnings                                356           -           -           176        -             -            180
                                           --------     --------    --------    ---------    ------      ---------     --------


    BALANCE AT JUNE 30, 1996               $ 35,845     $    500    $    767    $  34,693    $    1      $     800     $   (149)
                                           ========     ========    ========    =========    ======      =========     ========


During the quarter ended June 30, 1996, the Partnership made capital distributions of $1.5 million to CREC.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the quarter ended June 30, 1996 of $3.5 million included results from the sale of residential property in Illinois and New Jersey. Revenues of $2.4 million for the quarter ended June 30, 1995 included the sale of commercial property in Texas and residential property in Florida and New Jersey. The quarter ended June 30, 1996 reflected combined net earnings of $356,000, compared to $10,000 for the same quarter last year. The improvement in earnings relates to the higher gross margin on real estate sales for the quarter ended June 30, 1996 compared to the same quarter last year.


LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended June 30, 1996, the Partnership made a capital distribution of $1.5 million to CREC.

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

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits


                     Exhibit 27.1 - Financial Data Schedule
                     Exhibit 27.2 - Financial Data Schedule


             (b)   Reports on Form 8-K


                     The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1996


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           3333 HOLDING CORPORATION
                                 ----------------------------------------------
                                                Registrant



August 12, 1996                              /s/ J. Stephen Bilheimer
                                 ----------------------------------------------
                                               J. Stephen Bilheimer
                                                     President



August 12, 1996                             /s/ Kimberly Pinson
                                 ----------------------------------------------
                                              Kimberly Pinson
                                               Vice President
                                         (chief accounting officer)

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CENTEX DEVELOPMENT COMPANY, L.P.
                                 ----------------------------------------------
                                                   Registrant
                                      By:  3333 Development Corporation,
                                                General Partner



August 12, 1996                               /s/ J. Stephen Bilheimer
                                 ----------------------------------------------
                                                J. Stephen Bilheimer
                                                     President



 August 12, 1996                              /s/ Kimberly Pinson
                                 ----------------------------------------------
                                                Kimberly Pinson
                                                 Vice President
                                           (chief accounting officer)

                                EXHIBIT INDEX


Exhibit
  No.                Description
- -------              -----------

 27                  Financial Data Schedule
 27.1                Financial Data Schedule
 27.2                Financial Data Schedule