Form 10-Q
period 1996-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1996-11-14
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               SEPTEMBER 30, 1996

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

As of the close of business on November 8, 1996, 28,621,684 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                               SEPTEMBER 30, 1996


                               CENTEX CORPORATION

                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                                                      1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended September 30, 1996                                                    2

                       Condensed Consolidated Statement of Earnings
                       for the Six Months Ended September 30, 1996                                                      3

                       Condensed Consolidated Balance Sheets                                                            4

                       Condensed Consolidated Statement of Cash Flows
                       for the Six Months Ended September 30, 1996                                                      5

                       Notes to Condensed Consolidated Financial Statements                                           6-8

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                         9-13

PART II.   OTHER INFORMATION

           ITEM 4.     Submission of Matters to a Vote of Security Holders                                             14

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                14

SIGNATURES                                                                                                             15

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                                                        16

                       Condensed Combining Statement of Operations
                       for the Three Months Ended September 30, 1996                                                   17

                       Condensed Consolidated Statement of Operations
                       for the Six Months Ended September 30, 1996                                                     18

                       Condensed Combining Balance Sheets                                                              19

                       Condensed Combining Statement of Cash Flows
                       for the Six Months Ended September 30, 1996                                                     20

                       Notes to Condensed Combining Financial Statements                                               21

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                           22

PART II.   OTHER INFORMATION

           ITEM 4.     Submission of Matters to a Vote of Security Holders                                             23

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                23

SIGNATURES                                                                                                          24-25

                               CENTEX CORPORATION

                         PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1.

           The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries ("Centex" or the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

FOR THE THREE MONTHS ENDED                                     September 30,
                                                      ------------------------------
                                                          1996              1995
                                                      ------------      ------------
REVENUES
   Home Building                                      $    607,669      $    482,017
   Investment Real Estate                                      635              --
   Financial Services                                       40,992            34,669
   Contracting and Construction Services                   286,769           270,160
   Construction Products (A)                                65,538              --
                                                      ------------      ------------
                                                         1,001,603           786,846
                                                      ------------      ------------
COSTS AND EXPENSES
   Home Building                                           569,591           457,510
   Investment Real Estate                                   (2,772)             --
   Financial Services                                       34,856            29,699
   Contracting and Construction Services                   286,909           270,048
   Construction Products (A)                                45,486           (16,179)
   Other, net                                                  733                63
   Corporate General and Administrative                      4,426             3,725
   Interest Expense                                          9,209             9,714
   Minority Interest in Construction Products (A)            9,846             8,251
                                                      ------------      ------------
                                                           958,284           762,831
                                                      ------------      ------------

EARNINGS BEFORE INCOME TAXES                                43,319            24,015
   Income Taxes                                             15,079             9,464
                                                      ------------      ------------

NET EARNINGS                                          $     28,240      $     14,551
                                                      ============      ============

EARNINGS PER SHARE                                    $       0.96      $       0.50
                                                      ============      ============

AVERAGE SHARES OUTSTANDING                              29,292,634        29,019,183
                                                      ============      ============

CASH DIVIDENDS PER SHARE                              $       0.05      $       0.05
                                                      ============      ============

(A) As a result of Centex Construction Products, Inc.'s (CXP) repurchases of its own stock during the June 30, 1996 quarter, Centex's ownership interest in CXP increased to more than 50% (51.1% as of September 30, 1996). Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results have been consolidated with those of Centex and are reflected in Centex's revenues and operating earnings. In order to facilitate comparisons between years, CXP's operating earnings and the related minority interest in CXP have been reclassified to reflect the total amounts for the quarter ended September 30, 1995. Had CXP's revenues been consolidated for the quarter ended September 30, 1995, Centex's consolidated revenues for that quarter would have increased by $66,483 to $853,329.

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

FOR THE SIX MONTHS ENDED                                      September 30,
                                                      ------------------------------
                                                          1996              1995
                                                      ------------      ------------
REVENUES
   Home Building                                      $  1,137,490      $    911,323
   Investment Real Estate                                    2,010              --
   Financial Services                                       78,923            59,936
   Contracting and Construction Services                   548,995           516,537
   Construction Products (A)                               126,596              --
                                                      ------------      ------------
                                                         1,894,014         1,487,796
                                                      ------------      ------------
COSTS AND EXPENSES
   Home Building                                         1,070,327           868,291
   Investment Real Estate                                   (5,220)             --
   Financial Services                                       66,686            52,964
   Contracting and Construction Services                   548,632           516,382
   Construction Products (A)                                91,346           (28,243)
   Other, net                                                  862               246
   Corporate General and Administrative                      8,475             7,370
   Interest Expense                                         18,791            19,294
   Minority Interest in Construction Products (A)           17,445            14,404
                                                      ------------      ------------
                                                         1,817,344         1,450,708
                                                      ------------      ------------

EARNINGS BEFORE INCOME TAXES                                76,670            37,088
   Income Taxes                                             26,611            14,664
                                                      ------------      ------------

NET EARNINGS                                          $     50,059      $     22,424
                                                      ============      ============

EARNINGS PER SHARE                                    $       1.71      $       0.77
                                                      ============      ============

AVERAGE SHARES OUTSTANDING                              29,242,508        28,961,176
                                                      ============      ============

CASH DIVIDENDS PER SHARE                              $       0.05      $       0.05
                                                      ============      ============


(A) As a result of Centex Construction Products, Inc.'s (CXP) repurchases of its own stock during the June 30, 1996 quarter, Centex's ownership interest in CXP increased to more than 50% (51.1% as of September 30, 1996). Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results have been consolidated with those of Centex and are reflected in Centex's revenues and operating earnings. In order to facilitate comparisons between years, CXP's operating earnings and the related minority interest in CXP have been reclassified to reflect the total amounts for the six months ended September 30, 1995. Had CXP's revenues been consolidated for the six months ended September 30, 1995, Centex's consolidated revenues for that period would have increased by $121,587 to $1,609,383.


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   Centex Corporation and
                                                        Subsidiaries                        Centex Corporation
                                              ----------------------------------     ----------------------------------
                                               September 30,        March 31,           September 30,      March 31,
                                                   1996*              1996**               1996*             1996**
                                              ---------------    ---------------     ----------------   ---------------
ASSETS
Cash and Cash Equivalents                     $    65,229         $    14,042          $    57,542        $    11,897
Receivables -
   Residential Mortgage Loans                     524,371             629,756                 --                 --
   Other                                          332,290             280,803              310,594            258,661
   Affiliates                                        --                  --                   --                 --
Inventories                                     1,065,450           1,205,450            1,065,450          1,205,450
Investments -
   Centex Construction Products, Inc.                --               106,504                 --              106,504
   Centex Development Company, L. P.               34,010              36,866               34,010             36,866
   Joint Ventures and Other                         2,385               3,804                1,790              3,804
   Unconsolidated Subsidiaries                       --                  --                 45,907             38,366
Property and Equipment, net                       204,945              37,139              192,764             25,413
Other Assets -
   Deferred Taxes, net                            217,615             (16,620)             217,230            (16,085)
   Deferred Charges and Other                      52,125              22,602               35,167             14,767
                                              -----------         -----------          -----------        -----------
                                              $ 2,498,420         $ 2,320,346          $ 1,960,454        $ 1,685,643
                                              ===========         ===========          ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities      $   679,532         $   610,671          $   628,389        $   550,984
Short-term Debt                                   601,117             662,267              116,282             87,251
Long-term Debt                                    223,813             321,002              223,813            321,002
Minority Stockholders' Interest                   113,880               3,570              111,892              3,570
Negative Goodwill                                 106,837                --                106,837               --
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                            --                  --                   --                 --
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      28,593,336 and 28,425,851 respectively        7,148               7,107                7,148              7,107
   Capital in Excess of Par Value                   9,973               6,814                9,973              6,814
   Retained Earnings                              756,120             708,915              756,120            708,915
                                              -----------         -----------          -----------        -----------
Total Stockholders' Equity                        773,241             722,836              773,241            722,836
                                              -----------         -----------          -----------        -----------
                                              $ 2,498,420         $ 2,320,346          $ 1,960,454        $ 1,685,643
                                              ===========         ===========          ===========        ===========



                                                        Financial Services
                                                -----------------------------------
                                                    September 30,      March 31,
                                                      1996*              1996**
                                                ----------------   ----------------
ASSETS
Cash and Cash Equivalents                           $     7,687       $     2,145
Receivables -
   Residential Mortgage Loans                           524,371           629,756
   Other                                                 21,696            22,142
   Affiliates                                               220            (1,267)
Inventories                                                --                --
Investments -
   Centex Construction Products, Inc.                      --                --
   Centex Development Company, L. P.                       --                --
   Joint Ventures and Other                                 595              --
   Unconsolidated Subsidiaries                             --                --
Property and Equipment, net                              12,181            11,726
Other Assets -
   Deferred Taxes, net                                      385              (535)
   Deferred Charges and Other                            16,958             7,835
                                                    -----------       -----------
                                                    $   584,093       $   671,802
                                                    ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities            $    51,143       $    59,687
Short-term Debt                                         484,835           575,016
Long-term Debt                                             --                --
Minority Stockholders' Interest                           1,988              --
Negative Goodwill                                          --                --
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                  --                --
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      28,593,336 and 28,425,851 respectively                  1                 2
   Capital in Excess of Par Value                        46,925            37,917
   Retained Earnings                                       (799)             (820)
                                                    -----------       -----------
Total Stockholders' Equity                               46,127            37,099
                                                    -----------       -----------
                                                    $   584,093       $   671,802
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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

FOR THE SIX MONTHS ENDED                                            September 30,
                                                              -------------------------
                                                                1996            1995
                                                              ---------      ----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                               $  50,059      $  22,424
   Adjustments -
      Depreciation and Amortization                               6,395          6,324
      Deferred Income Taxes                                      17,657         (5,092)
      Equity in Earnings of CXP, CDC and Joint Ventures            (745)        (9,074)
      Minority Interest in CXP                                   17,445           --
   Increase in Receivables                                      (10,240)        (1,790)
   Decrease (Increase) in Residential Mortgage Loans            105,385       (136,904)
   Decrease (Increase) in Inventories                            26,700         (9,601)
   Increase in Payables and Accruals                             13,834         19,337
   (Increase) Decrease in Other Assets                          (27,519)         2,585
   Other, net                                                     4,863         (3,353)
                                                              ---------      ---------
                                                                203,834       (115,144)
                                                              ---------      ---------
CASH FLOWS - INVESTING ACTIVITIES
   Decrease in Advances to Joint Ventures,
      Unconsolidated Subsidiaries, and CDC                        5,020          4,055
   Decrease (Increase) in Property and Equipment, net             1,046         (3,171)
   Acquisition Of Vista Properties                                 --          (85,422)
   Vista/Centex Homes Combination ($ in millions):
      Deferred Taxes ($266.2); Negative Goodwill $114.8;
      Inventories $140.2; and Payables and Accruals $11.2          --             --
                                                              ---------      ---------
                                                                  6,066        (84,538)
                                                              ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Debt                                 (159,059)       202,510
   Proceeds from Stock Option Exercises                           3,200          2,596
   Dividends Paid                                                (2,854)        (2,819)
                                                              ---------      ---------
                                                               (158,713)       202,287
                                                              ---------      ---------

NET INCREASE IN CASH                                             51,187          2,605

CASH AT BEGINNING OF PERIOD                                      14,042         23,785
                                                              ---------      ---------

CASH AT END OF PERIOD                                         $  65,229      $  26,390
                                                              =========      =========

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

(A) A summary of changes in stockholders' equity is presented below:

                                                        Capital in
                               Preferred     Common      Excess of      Retained
                                 Stock       Stock       Par Value      Earnings        Total
                               ---------   ---------    ----------     ---------      ---------
                                                   (dollars in thousands)
Balance, March 31, 1996         $ --       $   7,107     $   6,814     $ 708,915      $ 722,836
  Net Earnings                    --            --            --          50,059         50,059
  Exercise of Stock Options       --              41         3,159          --            3,200
  Cash Dividends                  --            --            --          (2,854)        (2,854)
                                ------     ---------     ---------     ---------      ---------

BALANCE, SEPTEMBER 30, 1996     $ --       $   7,148     $   9,973     $ 756,120      $ 773,241
                                ======     =========     =========     =========      =========




(B) On November 30, 1987, the Company distributed to a nominee all of the issued and outstanding shares of common stock of 3333 Holding Corporation and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L.P. A wholly-owned subsidiary of 3333 Holding Corporation serves as general partner of Centex Development Company, L.P. These securities are held by the nominee on behalf of Centex stockholders, and will trade in tandem with the common stock of Centex, until such time as they are detached. Supplementary condensed combined financial statements for Centex, 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. are as follows:

           CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L. P.
                 SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                         September 30,     March 31,
                                                            1996            1996 *
                                                         -----------     -----------
ASSETS
   Cash and Cash Equivalents                             $    65,587     $    14,273
   Receivables                                               859,410         914,549
   Inventories                                             1,101,539       1,244,931
   Investments in
      Centex Construction Products, Inc.                        --           106,504
      Joint Ventures and Unconsolidated Subsidiaries           2,627           3,984
   Property and Equipment, net                               204,945          37,139
   Other Assets -
      Deferred Taxes, net                                    217,615         (16,620)
      Deferred Charges and Other                              52,125          22,602
                                                         -----------     -----------

                                                         $ 2,503,848     $ 2,327,362
                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities              $   682,541     $   616,959
   Short-term Debt                                           602,285         665,593
   Long-term Debt                                            223,813         321,002
   Minority Stockholders' Interest                           113,880            --
   Negative Goodwill                                         106,837            --
   Stockholders' Equity                                      774,492         723,808
                                                         -----------     -----------

                                                         $ 2,503,848     $ 2,327,362
                                                         ===========     ===========

*Condensed from audited financial statements

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

FOR THE SIX MONTHS ENDED              September 30,
                                 -------------------------
                                    1996           1995
                                 ----------     ----------
Revenues                         $1,897,702     $1,495,890
Costs and Expenses                1,820,753      1,458,587
                                 ----------     ----------
Earnings Before Income Taxes         76,949         37,303
Income Taxes                         26,611         14,664
                                 ----------     ----------

NET EARNINGS                     $   50,338     $   22,639
                                 ==========     ==========

(C) In order to assure the future availability of land for its Home Building operation, the Company has made deposits totaling $14 million as of September 30, 1996 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $333 million. These options and commitments expire at various dates to the year 2000. The Company has also committed to purchase land and developed lots totaling approximately $31 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $2 million with an additional $10 million under feasibility study.

(D) Interest expense relating to the financial services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.

                                                            Six Months Ended
                                                       --------------------------
                                                       9/30/96            9/30/95
                                                       -------            -------
               Total Interest Incurred                $  35,031           $  33,307
               Less Financial Services                  (16,240)            (14,013)
                                                      ---------           ---------
               Interest Expense                       $  18,791           $  19,294
                                                      =========           =========

(E) During the quarter ended June 30, 1994, Centex Construction Products, Inc. (CXP) completed an initial public offering of 51% of its stock and began trading on the New York Stock Exchange under the symbol "CXP". As a result of CXP's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50% (51.1% as of September 30, 1996). Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results have been consolidated with those of Centex. The reconsolidation of CXP had a $6.6 million net effect on the Statement of Cash Flows and is included in Other, net. The major items are (in millions) Property and Equipment ($181.4), Investment in CXP $106.5, Minority Interest $95.0, Inventories ($26.9) and Receivables, Payables and Other $13.4.

(F) During the quarter ended June 30, 1996, Centex's Home Building subsidiary completed a business combination transaction and reorganization with Vista Properties, Inc. that increased Centex's ownership of Vista's common stock from approximately 53% to 99.975%. Under the terms of the combination transaction, Centex's Home Building assets and operations were contributed to Vista in exchange for 12.4 million shares of Vista's common stock.

      As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain Vista-related tax benefits. Accordingly, as these properties are developed or sold, the net sales proceeds will be reflected as operating margin. "Negative Goodwill" recorded as a result of the business combination is being amortized to earnings over approximately seven years.

      All investment property operations are being reported through Centex's "Investment Real Estate" business segment which operates under the Vista Properties Company name.

(G) Certain prior year balances have been reclassified to be consistent with the fiscal 1997 presentation.

                               CENTEX CORPORATION

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

      Centex's consolidated revenues for the quarter were $1 billion, a 27% increase over $786.8 million for the same quarter last year. Earnings before income taxes were $43.3 million, 80% higher than $24.0 million last year. Net earnings were $28.2 million and earnings per share were $.96 for this quarter compared to $14.6 million and $.50 for the same quarter last year.

      For the six months ended September 30, 1996, corporate revenues totaled $1.9 billion, 27% greater than $1.5 billion for the same period last year. Earnings before income taxes were $76.7 million, 107% higher than $37.1 million for the same period last year. Net earnings were $50.1 million and earnings per share were $1.71 for the current six months compared to $22.4 million and $.77 last year.


HOME BUILDING

      The following summarizes Home Building results for the quarter and fiscal year-to-date ended September 30, 1996 compared to the quarter and fiscal year-to-date ended September 30, 1995 (dollars in millions, except per unit data):

                                                            Quarter Ended                        Quarter Ended
                                                               9/30/96                               9/30/95
                                                     ------------------------------      -------------------------------
Home Building Revenues                                $    607.7           100.0%         $     482.0           100.0%
Cost of Sales                                             (497.5)          (81.9%)             (397.1)          (82.4%)
Selling, General & Administrative                          (72.1)          (11.8%)              (60.4)          (12.5%)
                                                      ----------            ----          -----------           -----
Operating Earnings                                    $     38.1             6.3%         $      24.5             5.1%
                                                      ----------            ----          -----------           -----
Units Closed                                               3,514                                2,922
Unit Sales Price                                      $  169,552                          $   163,143
     % Change                                                3.9%                                 2.9%
Operating Earnings per Unit                           $   10,836                          $     8,387
     % Change                                               29.2%                                (9.2%)


                                                                Fiscal                               Fiscal
                                                             Year-to-Date                          Year-to-Date
                                                               9/30/96                               9/30/95
                                                     -----------------------------        -----------------------------
Home Building Revenues                                 $ 1,137.5           100.0%          $    911.3           100.0%
Cost of Sales                                             (929.8)          (81.7%)             (750.0)          (82.3%)
Selling, General & Administrative                         (140.5)          (12.4%)             (118.3)          (13.0%)
                                                       ---------           -----           ----------           -----
Operating Earnings                                     $    67.2             5.9%          $     43.0             4.7%
                                                       ---------           -----           ----------           -----
Units Closed                                               6,609                                5,574
Unit Sales Price                                       $ 168,532                           $  161,692
     % Change                                                4.2%                                 3.2%
Operating Earnings per Unit                            $  10,162                           $    7,720
     % Change                                               31.6%                               (14.1%)

      The operating earnings for the quarter and fiscal year-to-date ended September 30, 1996 increased as a percentage of revenue and on a per unit basis compared to the same periods last year as a result of Home Building's management focus on operating efficiencies and margin improvement as well as the increase in closings.

      Home closings for the quarter rose in every region to total 3,514 units,
a 20% increase over 2,922 units for the same quarter last year.   Reflecting
rising interest rates, home sales (orders) declined in every region to 2,599 for the quarter this year, 22% less than 3,348 units for the same quarter a year ago. Centex is currently operating fewer neighborhoods than it did a year ago and sales per neighborhood were down about 17%.

      Home closings for the six months this year totaled 6,609 units, a 19% increase over 5,574 units for the same period a year ago. Unit orders for the current six months were 5,752, 13% less than 6,630 units for the same period last year. The backlog of homes sold but not closed at September 30, 1996 was 4,676 units, 7% less than 5,043 units at September 30, 1995.


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

      As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain Vista-related tax benefits. Accordingly, as these properties are developed or sold, the net sales proceeds will be reflected as operating margin. "Negative Goodwill" recorded as a result of the business combination is being amortized to earnings over approximately seven years.

      All investment property operations are being reported through Centex's "Investment Real Estate" business segment which operates under the Vista Properties Company name.

      For the quarter ended September 30, 1996, Investment Real Estate had operating earnings of $3.4 million. For the six month period, operating earnings totaled $7.2 million.

FINANCIAL SERVICES

      The following summarizes Financial Services' results for the quarter and fiscal year-to-date ended September 30, 1996 compared to the quarter and fiscal year-to-date ended September 30, 1995 (dollars in millions):

                                                                                      Fiscal              Fiscal
                                          Quarter Ended        Quarter Ended       Year-to-Date        Year-to-Date
                                             9/30/96              9/30/95            9/30/96              9/30/95
                                          -------------        -------------       ------------        ------------
      Revenues                             $     41.0           $     34.7          $     78.9          $     59.9
                                           ----------           ----------          ----------          ----------
      Operating Earnings                   $      6.1           $      5.0          $     12.2          $      7.0
                                           ----------           ----------          ----------          ----------
      Origination Volume                   $    1,381           $    1,249          $    2,784          $    2,308
                                           ----------           ----------          ----------          ----------

      Number of Loans Originated

           Centex-built Homes                   2,601                2,015               4,946               3,751

           Non-Centex-built Homes               9,427                8,644              19,150              16,084
                                           ----------           ----------          ----------          ----------
                                               12,028               10,659              24,096              19,835
                                           ==========           ==========          ==========          ==========


      Total mortgage loan applications for the quarter reached 14,083, 25% higher than 11,235 applications for the same quarter in the prior fiscal year. Applications for the six months were 27,479, up 21% from 22,672 for the same period in the prior fiscal year. The per loan margin for the quarter this year was $510, a 9% improvement over $466 for the same quarter last year. The increase reflects continuing efficiency gains as a result of increased originations and Centex's ongoing focus on the reduction of origination costs.


CONTRACTING AND CONSTRUCTION SERVICES

      The following summarizes Contracting and Construction Services results for the quarter and fiscal year-to-date ended September 30, 1996 compared to the quarter and fiscal year-to-date ended September 30, 1995 (dollars in millions):

                                                                                       Fiscal           Fiscal
                                             Quarter Ended      Quarter Ended       Year-to-Date     Year-to-Date
                                                9/30/96            9/30/95            9/30/96           9/30/95
                                            ---------------   ----------------   ---------------   ---------------
      Revenues                                $  286.8            $  270.2          $  549.0          $  516.5
                                              --------            --------          --------          --------
      Operating Earnings                      $    (.1)           $     .1          $     .4          $     .2
                                              --------            --------          --------          --------
      New Contracts Received                  $    220            $    298          $    497          $    566
                                              --------            --------          --------          --------
      Backlog of Uncompleted Contracts        $  1,150            $  1,373          $  1,150          $  1,373
                                              --------            --------          --------          --------


      Contracting and Construction Service's results continued to be impacted by an intensely competitive environment. Nonresidential construction is improving as the economy strengthens and profit margins in this group are improving. The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of approximately $60 million during the current quarter and for the same quarter last year.

CONSTRUCTION PRODUCTS

      As a result of Centex Construction Products, Inc.'s (CXP) repurchases of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50%, (51.1% as of September 30, 1996). Accordingly, beginning with the June 30, 1996 quarter, CXP's financial results have been consolidated with those of Centex and are reflected in Centex's financial statements.

      Revenues from Construction Products were $65.5 million for the current quarter. CXP's revenues for the same quarter last year, which were not consolidated with Centex, were $66.5 million. For the quarter this year, CXP's total operating earnings minus minority interest resulted in pretax earnings of $10.2 million, net to Centex's ownership interest, a 29% improvement over $7.9 million last year for the same quarter. For the current six months, CXP's revenues totaled $126.6 million. CXP's revenues for the same period last year, which were not consolidated with Centex, were $121.6 million. For the current period, CXP's total operating earnings minus minority interest resulted in pretax earnings of $17.8 million, net to Centex's ownership interest, 29% higher than $13.8 million for the same period last year. CXP's record results for this year's quarter and fiscal year-to-date were due primarily to higher pricing in all of CXP's business segments and continuing strong demand for CXP's products.


FINANCIAL CONDITION AND LIQUIDITY

      Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $600 million of committed credit facilities and $485 million of uncommitted facilities to finance mortgages which are held during the period while they are being securitized and readied for delivery against forward sale commitments.

      CXP's cash balance represents $35.6 million of the $65.2 million of consolidated cash balances as of September 30, 1996. Record earnings combined with decreases in both residential mortgage loans and inventories offset by a reduction in debt and an increase in other assets results in the remaining increase in cash for the six months.

      The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.


MEXICAN JOINT VENTURE

      In October, a subsidiary of Centex Corporation completed the Company's first Mexican investment through its acquisition of a minority interest in a Mexican corporation - Inverloma - which was recently organized to acquire and develop approximately 70 acres of real estate in Mexico City. This property is the last large undeveloped tract available for residential development in Mexico City which is both close to downtown and located in an affluent area. The current development plan includes up to 750 residential lots and homes, ranging in price from $230,000 to $450,000. The project should be completed in approximately 5 to 7 years. Grupo Loma, a large and experienced upper end real estate developer in Mexico City, owns a 50% interest in Inverloma.

OUTLOOK

      Even though slower home orders continued throughout the second quarter and into the third quarter, the rate of decline has lessened recently and margins continue to improve. If interest rates remain at or near current levels, the Company should report record earnings for fiscal 1997.

                   ----------------------------------------

      The information contained in this report includes forward looking statements involving a number of risks and uncertainties. In addition to the factors discussed, other determinants that could cause actual results to differ include: increases in interest rates; business conditions; growth in the home building, financial services, contracting and construction services, and construction products industries and the economy in general; competitive factors; and the cost of building materials. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development Company, L.P., and in the Annual Report on Form 10-K for Centex Construction Products, Inc., for the fiscal year ended March 31, 1996. Both reports are filed with the Securities and Exchange Commission.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      On July 25, 1996, Centex held its Annual Meeting of Stockholders. At the Annual Meeting, Dr. Alan B. Coleman, Juan L. Elek, Clint W. Murchison, III and Paul R. Seegers were elected as directors to serve for a three-year term until the 1999 Annual Meeting. Voting results for these nominees are summarized as follows:

                                                                Number of Shares
                                                  -----------------------------------------
                                                          For                   Against
                                                  ------------------       -----------------
     Dr. Alan B. Coleman                               22,564,229                927,345
                                                  ------------------       -----------------
     Juan L. Elek                                      22,558,829                932,745
                                                  ------------------       -----------------
     Clint W. Murchison, III                           22,568,629                922,945
                                                  ------------------       -----------------
     Paul R. Seegers                                   22,128,229              1,363,345
                                                  ------------------       -----------------



      Additionally, the holders of the Common Stock approved the motion to increase by 1,500,000 the aggregate number of shares of Centex Common Stock that may be issued or transferred pursuant to awards under the Centex Corporation 1987 Stock Option Plan, as amended. Voting results are summarized as follows:


                           12,941,140              Shares FOR
                         ------------
                            8,680,074              Shares AGAINST
                         ------------
                               41,182              Shares ABSTAINED
                         ------------
                            1,892,178              Shares NOT VOTED BY BROKERS
                         ------------

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                      Exhibit 27 - Financial Data Schedule

                 (b)  Reports on Form 8-K

                      The Registrant filed a report on Form 8-K on October 8, 1996 reporting the renewal of its stockholder rights plan.



All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CENTEX CORPORATION
                                     ------------------------------------------
                                                    Registrant


November 12, 1996                                /s/ David W. Quinn
                                     -------------------------------------------
                                                   David W. Quinn
                                                 Vice Chairman and
                                               Chief Financial Officer
                                            (principal financial officer)


November 12, 1996                             /s/ Michael S. Albright
                                     -------------------------------------------
                                                 Michael S. Albright
                                     Vice President - Finance and Administration
                                             (chief accounting officer)

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                         PART I.  FINANCIAL INFORMATION

                    CONDENSED COMBINING FINANCIAL STATEMENTS


ITEM 1.

           The condensed combining financial statements include the accounts of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. (collectively the "Companies") and have been prepared by the Companies, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies' latest annual report on Form 10-K. In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF OPERATIONS
              (dollars in thousands, except per share/unit data)
                                 (unaudited)



                                                                 For the Three Months Ended September 30,
                                          ----------------------------------------------------------------------------------------
                                                             1996                                          1995
                                          ------------------------------------------    ------------------------------------------
                                                                       3333 HOLDING                                  3333 HOLDING
                                                           CENTEX      CORPORATION                       CENTEX      CORPORATION
                                                        DEVELOPMENT         AND                       DEVELOPMENT         AND
                                           COMBINED     COMPANY, L.P.   SUBSIDIARY       COMBINED     COMPANY, L.P.   SUBSIDIARY
                                          ------------  -------------  -------------    ------------  -------------  -------------
Revenues                                    $  825          $  691        $  445           $8,099         $7,998        $  470

Costs and Expenses                             916             881           346            7,913          7,829           453
                                            ------          ------        ------           ------         ------        ------

Earnings (Loss) Before Income Taxes            (91)           (190)           99              186            169            17

Income Taxes                                  --              --            --               --             --            --
                                            ------          ------        ------           ------         ------        ------

Net Earnings (Loss)                         $  (91)         $ (190)       $   99           $  186         $  169        $   17
                                            ======          ======        ======           ======         ======        ======

Earnings (Loss) Per Share/Unit
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                     $ (190)       $   99                          $  169        $   17
                                                            ======        ======                          ======        ======




See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF OPERATIONS
              (dollars in thousands, except per share/unit data)
                                 (unaudited)




                                                                  For the Six Months Ended September 30,
                                          ----------------------------------------------------------------------------------------
                                                             1996                                          1995
                                          ------------------------------------------    ------------------------------------------
                                                                       3333 HOLDING                                  3333 HOLDING
                                                           CENTEX      CORPORATION                       CENTEX      CORPORATION
                                                        DEVELOPMENT         AND                       DEVELOPMENT         AND
                                            COMBINED    COMPANY, L.P.   SUBSIDIARY       COMBINED     COMPANY, L.P.   SUBSIDIARY
                                          ------------  -------------  -------------    ------------  -------------  -------------
Revenues                                    $  4,297       $  4,013       $  1,024         $ 10,481       $ 10,239       $  1,081

Costs and Expenses                             4,032          4,027            745           10,285         10,258            866
                                            --------       --------       --------         --------       --------       --------

Earnings (Loss) Before Income Taxes              265            (14)           279              196            (19)           215

Income Taxes                                    --             --             --               --             --             --
                                            --------       --------       --------         --------       --------       --------

Net Earnings (Loss)                         $    265       $    (14)      $    279         $    196       $    (19)      $    215
                                            ========       ========       ========         ========       ========       ========

Earnings (Loss) Per Share/Unit
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                    $    (14)      $    279                        $    (19)      $    215
                                                           ========       ========                        ========       ========




See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                      CONDENSED COMBINING BALANCE SHEETS
                            (dollars in thousands)



                                                         September 30, 1996*                              March 31, 1996**
                                              -------------------------------------------   ----------------------------------------
                                                                           3333 HOLDING                                3333 HOLDING
                                                             CENTEX        CORPORATION                      CENTEX      CORPORATION
                                                           DEVELOPMENT         AND                        DEVELOPMENT       AND
                                               COMBINED   COMPANY, L.P.     SUBSIDIARY       COMBINED    COMPANY, L.P.   SUBSIDIARY
                                              ---------  ---------------  ---------------   -----------  -------------- ------------
ASSETS

   Cash                                         $   358      $   352         $     6        $   231         $   225       $     6
   Accounts Receivable                              364        1,418             179            360             448           179
   Notes Receivable -
      Centex Corporation and Subsidiaries         7,700         --             7,700          7,700            --           7,700
      Other                                       2,564        2,564            --            3,809           3,809          --
   Investment in Affiliate                         --           --               767           --              --             767
   Investment in Real Estate Joint Venture          242          242            --              180             180          --
   Projects Held for Development & Sale          34,838       34,838            --           38,506          38,506          --
                                                -------      -------         -------        -------         -------       -------

                                                $46,066      $39,414         $ 8,652        $50,786         $43,168       $ 8,652
                                                =======      =======         =======        =======         =======       =======


LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

   Accounts Payable and
      Accrued Liabilities                       $ 2,787      $ 2,619         $ 1,401        $ 2,871         $ 2,558       $   580
   Notes Payable -
      Centex Corporation and Subsidiaries         6,500         --             6,500          7,600            --           7,600
      Other                                       1,168        1,168            --            3,326           3,326          --
   Land Sale Deposits                               357          357            --             --              --            --
                                                -------      -------         -------        -------         -------       -------
         Total Liabilities                       10,812        4,144           7,901         13,797           5,884         8,180

         Stockholders' Equity and
            Partners' Capital                    35,254       35,270             751         36,989          37,284           472
                                                -------      -------         -------        -------         -------       -------

                                                $46,066      $39,414         $ 8,652        $50,786         $43,168       $ 8,652
                                                =======      =======         =======        =======         =======       =======

*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)


                                                                      For the Six Months Ended September 30,
                                            ----------------------------------------------------------------------------------------
                                                                1996                                         1995
                                            --------------------------------------------  ------------------------------------------
                                                                           3333 HOLDING                                3333 HOLDING
                                                              CENTEX       CORPORATION                     CENTEX       CORPORATION
                                                            DEVELOPMENT        AND                       DEVELOPMENT        AND
                                              COMBINED     COMPANY, L.P.    SUBSIDIARY      COMBINED    COMPANY, L.P.    SUBSIDIARY
                                            -------------  --------------  -------------  ------------  --------------  ------------
Cash Flows - Operating Activities

   Net Earnings (Loss)                         $   265         $   (14)       $   279        $   196       $   (19)       $   215
   Net Change in Payables, Accruals,
     Deposits and Receivables                     (831)           (552)          (279)          (166)           67           (233)
   Decrease (Increase) in Notes Receivable       1,245           1,245           --           (3,237)       (3,237)          --
   Increase in Advances to Joint Venture           (62)            (62)          --             --            --             --
   Decrease in Projects Held for
     Development and Sale                        2,883           2,883           --            4,661         4,661           --
                                               -------         -------        -------        -------       -------        -------
                                                 3,500           3,500           --            1,454         1,472            (18)
                                               -------         -------        -------        -------       -------        -------

Cash Flows - Financing Activities

   (Decrease) Increase  in Notes Payable        (1,373)         (1,373)          --            2,286         2,286           --
   Capital Distributions                        (2,000)         (2,000)          --           (3,800)       (3,800)          --
                                               -------         -------        -------        -------       -------        -------
                                                (3,373)         (3,373)          --           (1,514)       (1,514)          --
                                               -------         -------        -------        -------       -------        -------

Net Increase (Decrease) In Cash                    127             127           --              (60)          (42)           (18)

Cash At Beginning Of Period                        231             225              6          1,422         1,403             19
                                               -------         -------        -------        -------       -------        -------


Cash At End Of Period                          $   358         $   352        $     6        $ 1,362       $ 1,361        $     1
                                               =======         =======        =======        =======       =======        =======



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (unaudited)


(A) On November 30, 1987, Centex Corporation ("Centex") distributed to a nominee all of the issued and outstanding shares of common stock of 3333 Holding Corporation ("Holding") and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L.P. (the "Partnership"). 3333 Development Company ("Development"), a wholly-owned subsidiary of Holding, serves as general partner of the Partnership. These securities are held by the nominee on behalf of Centex stockholders and will trade in tandem with the common stock of Centex until such time as they are detached.

(B) See Note B to the condensed consolidated financial statements of Centex Corporation and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex Corporation and Subsidiaries, Holding and subsidiary and the Partnership.

(C) The Partnership sells lots to Centex Real Estate Corporation ("CREC") pursuant to certain purchase and sale agreements. Revenues from these sales totaled $2,977,000 and $2,990,000 for the six months ended September 30, 1996 and 1995, respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                             For the Six Months Ended September 30, 1996
                              ------------------------------------------------------------------------------
                                                                                 3333 Holding Corporation
                                          Centex Development Company, L.P.           and Subsidiary
                                        -----------------------------------   ------------------------------
                                          CLASS B     GENERAL     LIMITED               CAPITAL IN
                                           UNITS     PARTNERS'   PARTNERS'      STOCK    EXCESS OF  RETAINED
                              COMBINED    WARRANTS    CAPITAL     CAPITAL     WARRANTS   PAR VALUE  EARNINGS
                              --------    --------   ----------  ----------   --------   ---------  --------
Balance at March 31, 1996     $ 36,989    $  500     $  767      $  36,017     $   1      $  800     $  (329)

Capital Distributions           (2,000)      --         --          (2,000)      --          --          --

Net Earnings                       265       --         --             (14)      --          --          279
                              --------    ------     ------      ---------     -----      ------     -------


BALANCE AT SEPTEMBER 30,      $ 35,254    $  500     $  767      $  34,003     $   1      $  800     $   (50)
1996                          ========    ======     ======      =========     =====      ======     =======



During the six months ended September 30, 1996, the Partnership made capital distributions of $2 million to its Limited Partners which are Centex affiliates.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the six months ended September 30, 1996 of $4.3 million included results from the sale of commercial property in Texas, and residential property in Illinois and New Jersey. Revenues of $10.5 million for the six months ended September 30, 1995 included the sale of commercial property in Texas and residential property in Florida and New Jersey. The quarter ended September 30, 1996 reflected a combined net loss of $91,000 compared to combined net earnings of $186,000 for the same quarter last year. The decreased earnings relate to the reduction in sales volume in the quarter ended September 30, 1996 compared to the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 30, 1996, the Partnership made capital distributions of $2 million to its Limited Partners which are Centex affiliates.

         Holding, Development and the Partnership believe that they will be able to provide or obtain the necessary funding for their current operations and future expansion needs. The revenues, earnings and liquidity of these companies are largely dependent on future land sales, the timing of which is uncertain. Accordingly, the Companies' results of operations will vary significantly from period to period. The ability to obtain external debt or equity capital is subject to the provisions of Holding's loan agreement with Centex and the Partnership Agreement governing the Partnership.

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    On July 25, 1996, 3333 Holding Corporation held its Annual Meeting of Stockholders. At the Annual Meeting, J. Stephen Bilheimer, Josiah O. Low, III and David M. Sherer were elected as directors to serve until the next annual election. Voting results for these nominees are summarized as follows:

                                                     Number of Shares
                                            -----------------------------------
                                               For                   Against
                                            ------------          -------------
            J. Stephen Bilheimer               792                     32
                                            ------------          -------------
            Josiah O. Low, III                 792                     32
                                            ------------          -------------
            David M. Sherer                    792                     32
                                            ------------          -------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits

                     Exhibit 27.1 - Financial Data Schedule
                     Exhibit 27.2 - Financial Data Schedule


             (b)   Reports on Form 8-K

                     The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1996



All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                3333 HOLDING CORPORATION
                                           -----------------------------------
                                                       Registrant


November 12, 1996                               /s/ J. Stephen Bilheimer
                                           -----------------------------------
                                                  J. Stephen Bilheimer
                                                       President


November 12, 1996                                  /s/ Kimberly Pinson
                                           -----------------------------------
                                                     Kimberly Pinson
                                                     Vice President
                                               (chief accounting officer)

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




                                           CENTEX DEVELOPMENT COMPANY, L.P.
                                         -----------------------------------
                                                     Registrant
                                          By:  3333 Development Corporation,
                                                    General Partner


November 12, 1996                              /s/ J. Stephen Bilheimer
                                         -----------------------------------
                                                 J. Stephen Bilheimer
                                                      President


November 12, 1996                                 /s/ Kimberly Pinson
                                         -----------------------------------
                                                    Kimberly Pinson
                                                    Vice President
                                              (chief accounting officer)

                                EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 27                      Financial Data Schedule
 27.1                    Financial Data Schedule
 27.2                    Financial Data Schedule