Form 10-Q
period 1996-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1997-02-13
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               DECEMBER 31, 1996

                           Commission File No. 1-6776

                               CENTEX CORPORATION

                              A Nevada Corporation

                   IRS Employer Identification No. 75-0778259
                                2728 N. Harwood
                              Dallas, Texas 75201
                                 (214) 981-5000


              Commission File Nos. 1-9624 and 1-9625, respectively

                            3333 HOLDING CORPORATION
                              A Nevada Corporation
                        CENTEX DEVELOPMENT COMPANY, L.P.
                         A Delaware Limited Partnership

    IRS Employer Identification Nos. 75-2178860 and 75-2168471, respectively
                                2728 N. Harwood
                              Dallas, Texas 75201
                                 (214) 981-6700


The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

As of the close of business on February 7, 1997, 28,887,672 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

--------------------------------------------------------------------------------

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                               DECEMBER 31, 1996


                               CENTEX CORPORATION

                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                                                      1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended December 31, 1996                                                     2

                       Condensed Consolidated Statement of Earnings
                       for the Nine Months Ended December 31, 1996                                                      3

                       Condensed Consolidated Balance Sheets                                                            4

                       Condensed Consolidated Statement of Cash Flows
                       for the Nine Months Ended December 31, 1996                                                      5

                       Notes to Condensed Consolidated Financial Statements                                           6-9

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                        10-14

PART II.   OTHER INFORMATION

           ITEM 2.     Changes in Securities                                                                           15

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                16

SIGNATURES                                                                                                             17

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                                                        18

                       Condensed Combining Statement of Operations
                       for the Three Months Ended December 31, 1996                                                    19

                       Condensed Consolidated Statement of Operations
                       for the Nine Months Ended December 31, 1996                                                     20

                       Condensed Combining Balance Sheets                                                              21

                       Condensed Combining Statement of Cash Flows
                       for the Nine Months Ended December 31, 1996                                                     22

                       Notes to Condensed Combining Financial Statements                                               23

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                           24

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                25

SIGNATURES                                                                                                          26-27

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                               For the Three Months Ended
                                                                       December  31,
                                                          -------------------------------------
                                                                1996                 1995
                                                          ---------------      ---------------
REVENUES
   Home Building                                          $       566,691      $       499,199
   Investment Real Estate                                           4,771                -
   Financial Services                                              38,190               33,307
   Contracting and Construction Services                          270,338              257,643
   Construction Products (A)                                       59,117                -
                                                          ---------------      ---------------
                                                                  939,107              790,149
                                                          ---------------      ---------------
COSTS AND EXPENSES
   Home Building                                                  529,834              470,612
   Investment Real Estate                                            (787)               -
   Financial Services                                              30,990               28,080
   Contracting and Construction Services                          273,387              259,593
   Construction Products (A)                                       41,826              (15,344)
   Other, net                                                         654                   29
   Corporate General and Administrative                             4,285                3,540
   Interest Expense                                                 7,969               10,908
   Minority Interest in Construction Products (A)                   8,455                7,825
                                                          ---------------      ---------------
                                                                  896,613              765,243
                                                          ---------------      ---------------
EARNINGS BEFORE INCOME TAXES                                       42,494               24,906
   Income Taxes                                                    15,031                9,750
                                                          ---------------      ---------------
NET EARNINGS                                              $        27,463      $        15,156
                                                          ===============      ===============
EARNINGS PER SHARE                                        $          0.93      $          0.52
                                                          ===============      ===============
AVERAGE SHARES OUTSTANDING                                     29,470,683           29,229,616
                                                          ===============      ===============
CASH DIVIDENDS PER SHARE                                  $          0.05      $          0.05
                                                          ===============      ===============

(A) As a result of Centex Construction Products, Inc.'s (CXP) repurchases of its own stock during the June 30, 1996 quarter, Centex's ownership interest in CXP increased to more than 50%, (51.2% as of December 31, 1996). Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results have been consolidated with those of Centex and are reflected in Centex's revenues and operating earnings. In order to facilitate comparisons between years, CXP's operating earnings and the related minority interest in CXP have been reclassified to reflect the total amounts for the quarter ended December 31, 1995. Had CXP's revenues been consolidated for the quarter ended December 31, 1995, Centex's consolidated revenues for that quarter would have increased by $55,429 to $845,578.



See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                             For the Nine Months Ended
                                                                   December  31,
                                                  -------------------------------------------
                                                         1996                       1995
                                                  -------------------      ------------------
REVENUES
   Home Building                                  $         1,704,181      $        1,410,522
   Investment Real Estate                                       6,781                   -
   Financial Services                                         117,113                  93,243
   Contracting and Construction Services                      819,333                 774,180
   Construction Products (A)                                  185,713                   -
                                                  -------------------      ------------------
                                                            2,833,121               2,277,945
                                                  -------------------      ------------------
COSTS AND EXPENSES
   Home Building                                            1,600,161               1,338,903
   Investment Real Estate                                      (6,007)                  -
   Financial Services                                          97,676                  81,044
   Contracting and Construction Services                      822,019                 775,975
   Construction Products (A)                                  133,172                 (43,587)
   Other, net                                                   1,516                     275
   Corporate General and Administrative                        12,760                  10,910
   Interest Expense                                            26,760                  30,202
   Minority Interest in Construction Products (A)              25,900                  22,229
                                                  -------------------      ------------------
                                                            2,713,957               2,215,951
                                                  -------------------      ------------------
EARNINGS BEFORE INCOME TAXES                                  119,164                  61,994
   Income Taxes                                                41,642                  24,414
                                                  -------------------      ------------------
NET EARNINGS                                      $            77,522      $           37,580
                                                  ===================      ==================
EARNINGS PER SHARE                                $              2.64      $             1.29
                                                  ===================      ==================
AVERAGE SHARES OUTSTANDING                                 29,318,786              29,050,846
                                                  ===================      ==================
CASH DIVIDENDS PER SHARE                          $              0.15      $             0.15
                                                  ===================      ==================

(A) As a result of Centex Construction Products, Inc.'s (CXP) repurchases of its own stock during the June 30, 1996 quarter, Centex's ownership interest in CXP increased to more than 50%, (51.2% as of December 31, 1996). Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results have been consolidated with those of Centex and are reflected in Centex's revenues and operating earnings. In order to facilitate comparisons between years, CXP's operating earnings and the related minority interest in CXP have been reclassified to reflect the total amounts for the nine months ended December 31, 1995. Had CXP's revenues been consolidated for the nine months ended December 31, 1995, Centex's consolidated revenues for that period would have increased by $177,016 to $2,454,961.



See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     Centex Corporation and
                                                          Subsidiaries                 Centex Corporation
                                               -----------------------------    -------------------------------
                                                 December 31,      March 31,        December 31,     March 31,
                                                    1996*           1996**            1996*            1996**
                                               -------------   -------------    --------------   --------------

ASSETS
Cash and Cash Equivalents                      $      73,981   $      14,042    $       67,875   $       11,897
Receivables -
   Residential Mortgage Loans                        626,089         629,756              -                -
   Other                                             331,508         280,803           310,006          258,661
   Affiliates                                          -                -                 -                -
Inventories                                        1,063,126       1,205,450         1,063,126        1,205,450
Investments -
   Centex Construction Products, Inc.                  -             106,504              -             106,504
   Centex Development Company, L. P.                  35,413          36,866            35,413           36,866
   Joint Ventures and Other                            4,637           3,804             4,125            3,804
   Unconsolidated Subsidiaries                         -                -               46,004           38,366
Property and Equipment, net                          203,531          37,139           191,064           25,413
Other Assets -
   Deferred Taxes, net                               207,199         (16,620)          205,627          (16,085)
   Deferred Charges and Other                         55,037          22,602            37,632           14,767
                                               -------------   -------------    --------------   --------------
                                               $   2,600,521   $   2,320,346    $    1,960,872   $    1,685,643
                                               =============   =============    ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities       $     682,622   $     610,671    $      633,676   $      550,984
Short-term Debt                                      668,963         662,267            80,242           87,251
Long-term Debt                                       224,504         321,002           224,504          321,002
Minority Stockholders' Interest                      118,431           3,570           116,449            3,570
Negative Goodwill                                    102,837            -              102,837            -

Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                              -                -                 -                -
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      28,785,671 and 28,425,851 respectively           7,196           7,107             7,196            7,107
   Capital in Excess of Par Value                     13,824           6,814            13,824            6,814
   Retained Earnings                                 782,144         708,915           782,144          708,915
                                               -------------   -------------    --------------   --------------
Total Stockholders' Equity                           803,164         722,836           803,164          722,836
                                               -------------   -------------    --------------   --------------
                                               $   2,600,521   $   2,320,346    $    1,960,872   $    1,685,643
                                               =============   =============    ==============   ==============

                                                        Financial Services
                                               -------------------------------
                                                  December 31,      March 31,
                                                     1996*           1996**
                                                -------------   -------------

ASSETS
Cash and Cash Equivalents                       $       6,106   $       2,145
Receivables -
   Residential Mortgage Loans                         626,089         629,756
   Other                                               21,502          22,142
   Affiliates                                              36          (1,267)
Inventories                                              -              -
Investments -
   Centex Construction Products, Inc.                    -              -
   Centex Development Company, L. P.                     -              -
   Joint Ventures and Other                               512           -
   Unconsolidated Subsidiaries                           -              -
Property and Equipment, net                            12,467          11,726
Other Assets -
   Deferred Taxes, net                                  1,572            (535)
   Deferred Charges and Other                          17,405           7,835
                                                -------------   -------------
                                                $     685,689   $     671,802
                                                =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities        $      48,946   $      59,687
Short-term Debt                                       588,721         575,016
Long-term Debt                                          -              -
Minority Stockholders' Interest                         1,982          -
Negative Goodwill                                       -              -

Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                               -              -
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      28,785,671 and 28,425,851 respectively                1               2
   Capital in Excess of Par Value                      44,075          37,917
   Retained Earnings                                    1,964            (820)
                                                -------------   -------------
Total Stockholders' Equity                             46,040          37,099
                                                -------------   -------------
                                                $     685,689   $     671,802
                                                =============   =============

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                         For the Nine Months Ended
                                                                                December 31,
                                                                   ------------------------------------
                                                                          1996               1995
                                                                   ----------------    ----------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                    $         77,522    $         37,580
   Adjustments -
      Depreciation and Amortization                                           9,851               9,396
      Deferred Income Taxes                                                  27,807              (8,425)
      Equity in Earnings of CXP, CDC and  Joint Ventures                     (1,671)            (14,192)
      Minority Interest in CXP                                               25,900               -
   Increase in Receivables                                                   (9,458)             (8,934)
   Decrease (Increase) in Residential Mortgage Loans                          3,667            (178,554)
   Decrease in Inventories                                                   29,024               3,007
   Increase in Payables and Accruals                                         16,924              17,558
   (Increase) Decrease in Other Assets                                      (31,328)              2,597
   Other, net                                                                 1,225              (3,518)
                                                                   ----------------    ----------------
                                                                            149,463            (143,485)
                                                                   ----------------    ----------------
CASH FLOWS - INVESTING ACTIVITIES
   Decrease in Advances to Joint Ventures,
      Unconsolidated Subsidiaries, and CDC                                    2,291               6,429
   Increase in Property and Equipment, net                                   (4,099)             (4,923)
   Acquisition Of Vista Properties                                             -                (85,422)
   Vista/Centex Homes Combination ($ in millions):
      Deferred Taxes ($266.2); Negative Goodwill $114.8;
      Inventories $140.2; and Payables and Accruals $11.2                      -                  -
                                                                   ----------------    ----------------
                                                                             (1,808)            (83,916)
                                                                   ----------------    ----------------
CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Debt                                              (90,522)            224,737
   Proceeds from Stock Option Exercises                                       7,099               6,373
   Dividends Paid                                                            (4,293)             (4,238)
                                                                   ----------------    ----------------
                                                                            (87,716)            226,872
                                                                   ----------------    ----------------
NET INCREASE IN CASH                                                         59,939                (529)

CASH AT BEGINNING OF PERIOD                                                  14,042              23,785
                                                                   ----------------    ----------------
CASH AT END OF PERIOD                                              $         73,981    $         23,256
                                                                   ================    ================

See notes to condensed consolidated financial statements.

                     CENTEX CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                 (unaudited)

(A) A summary of changes in stockholders' equity is presented below:


                                                                  Capital in
                                    Preferred         Common      Excess of    Retained
                                      Stock           Stock       Par Value    Earnings        Total
                                    ---------      -----------  -----------  ------------  ------------
                                                                   (dollars in thousands)
    Balance, March 31, 1996         $    -         $     7,107  $     6,814  $    708,915  $    722,836
      Net Earnings                       -                 -            -          77,522        77,522
      Exercise of Stock Options          -                  89        7,010          -            7,099
      Cash Dividends                     -                 -            -          (4,293)       (4,293)
                                    ---------      -----------  -----------  ------------  ------------
    BALANCE, DECEMBER 31, 1996      $    -         $     7,196  $    13,824  $    782,144  $    803,164
                                    =========      ===========  ===========  ============  ============



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

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L. P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                                         December 31,           March 31,
                                                                             1996                 1996 *
                                                                        ---------------      --------------
ASSETS
   Cash and Cash Equivalents                                            $        74,668      $       14,273
   Receivables                                                                  960,190             914,549
   Inventories                                                                1,103,643           1,244,931
   Investments -
      Centex Construction Products, Inc.                                            -               106,504
      Joint Ventures and Unconsolidated Subsidiaries                              4,918               3,984
   Property and Equipment, net                                                  203,531              37,139
   Other Assets -
      Deferred Taxes, net                                                       207,199             (16,620)
      Deferred Charges and Other                                                 58,037              22,602
                                                                        ---------------      --------------
                                                                        $     2,612,186      $    2,327,362
                                                                        ===============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                             $       685,432      $      616,959
   Short-term Debt                                                              676,631             665,593
   Long-term Debt                                                               224,504             321,002
   Minority Stockholders' Interest                                              118,431                  -
   Negative Goodwill                                                            102,837                  -
   Stockholders' Equity                                                         804,351             723,808
                                                                        ---------------      --------------
                                                                        $     2,612,186      $    2,327,362
                                                                        ===============      ==============
*Condensed from audited financial statements.

              SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                              (dollars in thousands)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                        -----------------------------------
                                                                             1996                  1995
                                                                        ---------------      --------------
   Revenues                                                             $     2,840,658      $    2,289,790
   Costs and Expenses                                                         2,721,279           2,227,572
                                                                        ---------------      --------------
   Earnings Before Income Taxes                                                 119,379              62,218
   Income Taxes                                                                  41,642              24,414
                                                                        ---------------      --------------
   NET EARNINGS                                                         $        77,737      $       37,804
                                                                        ===============      ==============

(C) In order to assure the future availability of land for its Home Building operation, the Company has made deposits totaling $15 million as of December 31, 1996 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $368 million. These options and commitments expire at various dates to the year 2000. The Company has also committed to purchase land and developed lots totaling approximately $30 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $2 million.

(D) Interest expense relating to the financial services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.

                                                                          Nine Months Ended
                                                                    ----------------------------

                                                                     12/31/96            12/31/95
                                                                     --------            --------

                     Total Interest Incurred                         $50,946              $51,681
                     Less Financial Services                         (24,186)             (21,479)
                                                                     -------              -------
                     Interest Expense                                $26,760              $30,202
                                                                     =======              =======

(E) During the quarter ended June 30, 1994, Centex Construction Products, Inc. (CXP) completed an initial public offering of 51% of its stock and began trading on the New York Stock Exchange under the symbol "CXP". As a result of CXP's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50% (51.2% as of December 31, 1996). Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results have been consolidated with those of Centex. The reconsolidation of CXP had a $6.6 million net effect on the Statement of Cash Flows as of June 30, 1996 and was included in Other, net. The major items making up the net effect were (in millions) Property and Equipment ($181.4), Investment in CXP $106.5, Minority Interest $95.0, Inventories ($26.9) and Receivables, Payables and Other $13.4.

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

(G) During the quarter, a subsidiary of Centex Corporation completed the Company's first Mexican investment (capital commitment of approximately $10 million) through its acquisition of a 30% interest in a Mexican corporation - Inverloma - which was recently organized to acquire and develop approximately 70 acres of real estate in Mexico City. This property is the last large undeveloped tract available for residential development in Mexico City which is both close to downtown and located in an affluent area. The current development plan includes up to 750 residential lots and homes, ranging in price from $230,000 to $450,000. The project should be completed in approximately 5 to 7 years. Grupo Loma, a large and experienced upper end real estate developer in Mexico City, owns a 50% interest in Inverloma.

(H) During the quarter, Centex Real Estate Corporation, a subsidiary of Centex, ("CREC") and Cavco Industries, Inc. ("Cavco"), the largest manufactured housing company in Arizona, entered into a definitive merger agreement providing for CREC's acquisition of approximately 80% of Cavco's outstanding common stock at a price of $26.75 per share. The estimated transaction value is approximately $75 million, all cash, based on the acquisition of about 80% of the anticipated 3.56 million Cavco shares outstanding as of the merger's effective date. Following the merger, the remaining Cavco shares will be owned by Cavco founder Al Ghelfi and his affiliates.

      The acquisition of Cavco will expand the Company's capacity to serve the growing affordable housing market by creating a strategic base for its entry into the manufactured housing industry. The contemplated merger, the first combination in recent years of a manufactured housing company with a builder of conventional housing, is expected to be completed by the end of March 1997, subject to the approval of Cavco stockholders.

(I) Certain prior year balances have been reclassified to be consistent with the fiscal 1997 presentation.

                               CENTEX CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

     Centex's consolidated revenues for the quarter were $939.1 million, a 19% increase over $790.1 million for the same quarter last year. Earnings before income taxes were $42.5 million, 71% higher than $24.9 million last year. Net earnings were $27.5 million and earnings per share were $.93 for this quarter compared to $15.2 million and $.52, respectively, for the same quarter last year.

     For the nine months ended December 31, 1996, corporate revenues totaled $2.8 billion, 24% greater than $2.3 billion for the same period last year. Earnings before income taxes were $119.2 million, 92% higher than $62.0 million for the same period last year. Net earnings were $77.5 million and earnings per share were $2.64 for the current nine months compared to $37.6 million and $1.29 last year.


HOME BUILDING

     The following summarizes Home Building results for the quarter and nine months ended December 31, 1996 compared to the quarter and nine months ended December 31, 1995 (dollars in millions, except per unit data):

                                                          Quarter Ended                        Quarter Ended
                                                             12/31/96                             12/31/95
                                                  --------------------------------        ----------------------------
Home Building Revenues                             $      566.7            100.0%         $     499.2           100.0%
Cost of Sales                                            (464.2)           (81.9%)             (410.9)          (82.3%)
Selling, General & Administrative                         (65.6)           (11.6%)              (59.7)          (12.0%)
                                                   ------------           ------          -----------          ------
Operating Earnings                                 $       36.9              6.5%         $      28.6             5.7%
                                                   ------------           ------          -----------          ------
Units Closed                                              3,226                                 2,948
Unit Sales Price                                   $    172,536                           $   165,262
     % Change                                               4.4%                                  3.1%
Operating Earnings per Unit                        $     11,425                           $     9,697
     % Change                                             17.8%                                  19.2%


                                                                Nine                                 Nine
                                                           Months Ended                          Months Ended
                                                              12/31/96                             12/31/95
                                                    ------------------------------      ------------------------------
Home Building Revenues                              $   1,704.2           100.0%         $    1,410.5           100.0%
Cost of Sales                                          (1,394.1)          (81.8%)            (1,160.9)          (82.3%)
Selling, General & Administrative                        (206.1)          (12.1%)              (178.0)          (12.6%)
                                                    -----------          ------          ------------          ------
Operating Earnings                                  $     104.0             6.1%         $       71.6             5.1%
                                                    -----------          ------          ------------          ------
Units Closed                                              9,835                                 8,522
Unit Sales Price                                    $   169,845                          $    162,927
     % Change                                               4.2%                                  3.2%
Operating Earnings per Unit                         $    10,577                          $      8,404
     % Change                                              25.9%                                 (3.7%)

       The operating earnings for the quarter and nine months ended December 31, 1996 increased as a percentage of revenue and on a per unit basis compared to the same periods last year as a result of Home Building's management focus on operating efficiencies and margin improvement as well as increased closings.

       Home closings for the quarter rose in every region to total 3,226 units,
a 9% increase over 2,948 units for the same quarter last year.   Home sales
(orders) declined to 2,567 for the quarter this year, 4% less than 2,678 units for the same quarter a year ago. Centex is currently operating fewer neighborhoods than it did a year ago and sales per neighborhood were slightly higher than last year.

       Home closings for the nine months this year totaled 9,835 units, a 15% increase over 8,522 units for the same period a year ago. Unit orders for the current nine months were 8,319, 11% less than 9,308 units for the same period last year. The backlog of homes sold but not closed at December 31, 1996 was 4,017 units, 16% less than 4,773 units at December 31, 1995.


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

       For the quarter ended December 31, 1996, Investment Real Estate had operating earnings of $5.6 million. For the nine month period, operating earnings totaled $12.8 million.

FINANCIAL SERVICES

       The following summarizes Financial Services' results for the quarter and nine months ended December 31, 1996 compared to the quarter and nine months ended December 31, 1995 (dollars in millions):

                                                                                     Nine                 Nine
                                          Quarter Ended      Quarter Ended        Months Ended        Months Ended
                                             12/31/96          12/31/95             12/31/96            12/31/95
                                          ------------       --------------      ---------------      --------------
      Revenues                             $    38.2           $     33.3           $   117.1           $     93.2
                                           ---------           ----------           ---------           ----------
      Operating Earnings                   $     7.2           $      5.2           $    19.4           $     12.2
                                           ---------           ----------           ---------           ----------
      Origination Volume                   $   1,316           $    1,207           $   4,100           $    3,515
                                           ---------           ----------           ---------           ----------

      Number of Loans Originated

           Centex-built Homes                  2,275                2,108               7,221                5,859

           Non-Centex-built Homes              9,438                8,096              28,588               24,180
                                           ---------           ----------           ---------           ----------
                                              11,713               10,204              35,809               30,039
                                           =========           ==========           =========           ==========


       Total mortgage loan applications for the quarter reached 14,297, 47% higher than 9,754 applications for the same quarter in the prior fiscal year. Applications for the nine months were 41,776, up 29% from 32,426 for the same period in the prior fiscal year. This increase is primarily due to Centex's recent expansion of its "B & C" (sub-prime) mortgage operation, Nova Credit Corporation, which generally closes fewer of its applications compared to CTX Mortgage's "A" applications. The per loan margin for the quarter this year was $615, a 20% improvement over $512 for the same quarter last year. Although improved, the per loan margins were impacted by start-up costs associated with the rapid expansion of the B & C loan operation, which has opened approximately 30 offices since January 1996.


CONTRACTING AND CONSTRUCTION SERVICES

       The following summarizes Contracting and Construction Services results for the quarter and nine months ended December 31, 1996 compared to the quarter and nine months ended December 31, 1995 (dollars in millions):

                                                                                        Nine            Nine
                                           Quarter Ended      Quarter Ended         Months Ended     Months Ended
                                             12/31/96            12/31/95             12/31/96         12/31/95
                                           -------------      --------------        ------------    -------------
      Revenues                               $   270.3          $    257.6           $   819.3        $   774.2
                                             ---------          ----------           ---------         --------
      Operating Loss                         $    (3.0)         $     (2.0)          $    (2.7)       $    (1.8)
                                             ---------          ----------           ---------         --------
      New Contracts Received                 $     334          $      116           $     831        $     682
                                             ---------          ----------           ---------         --------
      Backlog of Uncompleted Contracts       $   1,213          $    1,236           $   1,213        $   1,236
                                             ---------          ----------           ---------         --------


       Although Contracting and Construction Services continues to operate in an intensely competitive environment, nonresidential construction is improving as the economy strengthens and profit margins on contracts recently acquired by the group continue to improve. However, reserve provisions relating to certain construction projects obtained in prior years resulted in the current quarter's loss. The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of approximately $60 million during both the current quarter and the same quarter last year.

CONSTRUCTION PRODUCTS

       As a result of Centex Construction Products, Inc.'s (CXP) repurchases of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50%, (51.2% as of December 31, 1996). Accordingly, beginning with the June 30, 1996 quarter, CXP's financial results have been consolidated with those of Centex and are reflected in Centex's financial statements.

       Revenues from Construction Products were $59.1 million for the current quarter. CXP's revenues for the same quarter last year, which were not consolidated with Centex, were $55.4 million. For the quarter this year, CXP's total operating earnings minus minority interest resulted in pretax earnings of $8.8 million, net to Centex's ownership interest, a 17% improvement over $7.5 million last year for the same quarter. For the current nine months, CXP's revenues totaled $185.7 million. CXP's revenues for the same period last year, which were not consolidated with Centex, were $177 million. For the current period, CXP's total operating earnings minus minority interest resulted in pretax earnings of $26.6 million, net to Centex's ownership interest, 25% higher than $21.4 million for the same period last year. CXP's record results for this year's quarter and fiscal year-to-date were due primarily to continuing strong demand for CXP's products and higher pricing in all of its business segments.


FINANCIAL CONDITION AND LIQUIDITY

       Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $600 million of committed credit facilities and $485 million of uncommitted facilities to finance mortgages which are held during the period they are being securitized and readied for delivery against forward sale commitments.

       CXP's cash balance represents $54.1 million of the $74 million of consolidated cash balances as of December 31, 1996. Improved earnings accounts for the majority of the remaining increase in cash for the nine months.

       The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.


CAVCO ACQUISITION

       During the quarter, Centex Real Estate Corporation, a subsidiary of Centex, ("CREC") and Cavco Industries, Inc. ("Cavco"), the largest manufactured housing company in Arizona, entered into a definitive merger agreement providing for CREC's acquisition of approximately 80% of Cavco's outstanding common stock at a price of $26.75 per share. The estimated transaction value is approximately $75 million, all cash, based on the acquisition of about 80% of the anticipated 3.56 million Cavco shares outstanding as of the merger's effective date. Following the merger, the remaining Cavco shares will be owned by Cavco founder Al Ghelfi and his affiliates.

       The acquisition of Cavco will expand the Company's capacity to serve the growing affordable housing market by creating a strategic base for its entry into the manufactured housing industry. The contemplated merger, the first combination in recent years of a manufactured housing company with a builder of conventional housing, is expected to be completed by the end of March 1997, subject to the approval of Cavco stockholders.

OUTLOOK

       The Company expects its Home Building operation to report record earnings for fiscal 1997. Results from Financial Services should show substantial improvement over fiscal 1996 results. CXP is also expected to have a record year. The results from the new Investment Real Estate division should add significantly to earnings. As a result, the Company expects its fiscal 1997 financial results to be the highest in its history.

                        ------------------------------

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

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

       On October 2, 1996, the Board of Directors of Centex adopted a new stockholder rights plan ("Plan") to replace the original rights plan which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right ("Right") for each share of Common Stock, par value $.25 per share, of Centex ("Common Stock") to all stockholders of record at the close of business on October 15, 1996, as previously reported at
Item 5 of Centex's Current Report on Form 8-K dated October 3, 1996 (the "Current Report"). The terms of the Rights are set forth in a Rights Agreement, dated as of October 2, 1996, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent (the "Rights Agreement").

       Each Right entitles its holder to purchase one one-hundredth of a share of a new series of preferred stock designated "Junior Participating Preferred Stock, Series D" at an exercise price of $135. The Rights will become exercisable upon the earlier of 10 days after the first public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the then outstanding Common Stock, or 10 business days after a person or group announces an offer the consummation of which would result in such person or group beneficially owning 15 percent or more of the then outstanding Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. Although FMR Corp. currently owns over 15 percent of the outstanding Common Stock, the Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20 percent or more of the then outstanding Common Stock.

       If Centex is involved in a merger or other business combination at any time after a person or group has acquired beneficial ownership of 15 percent or more (or, in the case of FMR Corp., 20 percent or more) of the then outstanding Common Stock, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each Right. If any person or group acquires beneficial ownership of 15 percent or more (or, in the case of FMR Corp., 20 percent or more) of the then outstanding Common Stock, the Rights will entitle a holder (other than such person or any member of such group) to buy a number of additional shares of Common Stock having a market value of twice the exercise price of each Right. Alternatively, if a person or group has acquired 15 percent or more (or, in the case of FMR Corp., 20 percent or more) of the then outstanding Common stock, but less than 50 percent of the then outstanding Common Stock, Centex may at its option exchange each Right of a holder (other than such person or any member of such group) for one share of Common Stock.

       In general, the rights are redeemable at $0.01 per right until 15 days after the Rights become exercisable as described above. Unless earlier redeemed, the Rights will expire on October 12, 2006.

       A copy of the Rights Agreement was filed as Exhibit 4 to the Current Report and to Centex's Registration Statement on Form 8-A dated October 3, 1996 (File No. 1-6776) in respect of the Rights, which was declared effective by the Securities and Exchange Commission. A summary of the Rights was mailed to each shareholder of record.

       In connection with the adoption of the Plan, on October 2, 1996, the Board of Directors of Centex established a series of 1,000,000 shares of preferred stock, designated as Junior Participating Preferred Stock, Series D. A copy of the Certificate of Designations of Junior Participating Preferred Stock, Series D is filed as Exhibit 3 to this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 3  - Certificate of Designations of Junior Participating
                          Preferred Stock, Series D of Centex Corporation

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



                                                CENTEX CORPORATION
                                    -------------------------------------------
                                                    Registrant


February 12, 1997                               /s/ David W. Quinn
                                    -------------------------------------------
                                                  David W. Quinn
                                                Vice Chairman and
                                              Chief Financial Officer
                                           (principal financial officer)


February 12, 1997                            /s/ Michael S. Albright
                                    -------------------------------------------
                                                Michael S. Albright
                                    Vice President - Finance and Administration
                                            (chief accounting officer)

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
                                  (unaudited)


                                                                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                                             1996                                          1995
                                         -------------------------------------------    -----------------------------------------
                                                                      3333 HOLDING                                  3333 HOLDING
                                                         CENTEX        CORPORATION                     CENTEX        CORPORATION
                                                       DEVELOPMENT         AND                       DEVELOPMENT          AND
                                           COMBINED    COMPANY, L.P.   SUBSIDIARY       COMBINED     COMPANY, L.P.   SUBSIDIARY
                                         ------------  -------------  -------------    ------------  -------------  -------------

Revenues                                   $ 4,026        $ 3,932         $   307         $ 3,508        $ 3,371        $   465

Costs and Expenses                           3,382          3,224             371           3,315          3,187            456
                                           -------        -------         -------         -------        -------        -------

Earnings (Loss) Before Income Taxes            644            708             (64)            193            184              9

Income Taxes                                   -              -               -               -              -              -
                                           -------        -------         -------         -------        -------        -------

NET EARNINGS (LOSS)                        $   644        $   708         $   (64)        $   193        $   184        $     9
                                           =======        =======         =======         =======        =======        =======

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                   $   708         $   (64)                       $   184        $     9
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
                                  (unaudited)


                                                                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------------
                                                         1996                                          1995
                                       ----------------------------------------     -----------------------------------------
                                                                   3333 HOLDING                                 3333 HOLDING
                                                      CENTEX       CORPORATION                    CENTEX        CORPORATION
                                                    DEVELOPMENT       AND                       DEVELOPMENT         AND
                                       COMBINED    COMPANY, L.P.   SUBSIDIARY       COMBINED    COMPANY, L.P.    SUBSIDIARY
                                       --------    -------------  -------------     --------    -------------  --------------

Revenues                               $ 8,323        $ 7,945        $ 1,331        $13,989        $13,610        $ 1,546

Costs and Expenses                       7,414          7,251          1,116         13,600         13,445          1,322
                                       -------        -------        -------        -------        -------        -------

Earnings Before Income Taxes               909            694            215            389            165            224

Income Taxes                               -              -              -              -              -              -
                                       -------        -------        -------        -------        -------        -------

NET EARNINGS                           $   909        $   694        $   215        $   389        $   165        $   224
                                       =======        =======        =======        =======        =======        =======

EARNINGS PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                               $   694        $   215                       $   165        $   224
                                                      =======        =======                       =======        =======




See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                            DECEMBER 31, 1996*                          MARCH 31, 1996**
                                              ------------------------------------------  ------------------------------------------
                                                                           3333 HOLDING                                 3333 HOLDING
                                                               CENTEX      CORPORATION                     CENTEX      CORPORATION
                                                             DEVELOPMENT       AND                       DEVELOPMENT       AND
                                               COMBINED     COMPANY, L.P.   SUBSIDIARY     COMBINED     COMPANY, L.P.    SUBSIDIARY
                                              ----------   --------------  ------------   ----------   --------------  -------------

ASSETS
   Cash                                       $   687       $   680        $     7        $   231        $   225        $     6
   Accounts Receivable                            402           723            179            360            448            179
   Notes Receivable -
      Centex Corporation and Subsidiaries       7,700           -            7,700          7,700            -            7,700
      Other                                     2,370         2,370            -            3,809          3,809            -
   Investment in Affiliate                        -             -              767            -              -              767
   Investment in Real Estate Joint Venture        281           281            -              180            180            -
   Projects Held for Development & Sale        39,330        39,330            -           38,506         38,506            -
   Other Assets                                 3,000         3,000            -              -              -              -
                                              -------       -------        -------        -------        -------        -------

                                              $53,770       $46,384        $ 8,653        $50,786        $43,168        $ 8,652
                                              =======       =======        =======        =======        =======        =======


LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Accounts Payable and
   Accrued Liabilities                        $ 2,894       $ 2,728        $   666        $ 2,871        $ 2,558        $   580
Notes Payable -
   Centex Corporation and Subsidiaries          7,300           -            7,300          7,600            -            7,600
   Other                                        7,668         7,668            -            3,326          3,326            -
Land Sale Deposits                                 10            10            -              -              -              -
                                              -------       -------        -------        -------        -------        -------
      Total Liabilities                        17,872        10,406          7,966         13,797          5,884          8,180

      Stockholders' Equity and
         Partners' Capital                     35,898        35,978            687         36,989         37,284            472
                                              -------       -------        -------        -------        -------        -------

                                              $53,770       $46,384        $ 8,653        $50,786        $43,168        $ 8,652
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

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                     For The Nine Months Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                               1996                                          1995
                                               ----------------------------------------  -------------------------------------------
                                                                           3333 HOLDING                               3333 HOLDING
                                                               CENTEX      CORPORATION                    CENTEX      CORPORATION
                                                             DEVELOPMENT      AND                       DEVELOPMENT      AND
                                               COMBINED     COMPANY, L.P.  SUBSIDIARY     COMBINED     COMPANY, L.P.  SUBSIDIARY
                                               --------    --------------  ------------  -----------  --------------  -----------

CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                $    909      $    694        $  215       $    389       $    165     $    224
   Net Change in Payables, Accruals,
     Deposits and Receivables                      (309)          (95)         (214)           296            536         (240)
   Decrease (Increase) in Notes Receivable        1,439         1,439             -         (2,731)        (2,731)           -
   Increase in Advances to Joint Venture           (101)         (101)            -           (151)          (151)           -
   Decrease in Projects Held for
     Development and Sale                         4,891         4,891             -         61,793         61,793            -
   Increase in Other Assets                      (3,000)       (3,000)            -              -              -            -
                                               --------      --------        ------       --------       --------     --------
                                                  3,829         3,828             1         59,596         59,612          (16)
                                               --------      --------        ------       --------       --------     --------

CASH FLOWS - FINANCING ACTIVITIES
   Decrease in Notes Payable                     (1,373)       (1,373)            -        (53,509)       (53,509)           -
   Capital Distributions                         (2,000)       (2,000)            -         (6,300)        (6,300)           -
                                               --------      --------        ------       --------       --------     --------
                                                 (3,373)       (3,373)            -        (59,809)       (59,809)           -
                                               --------      --------        ------       --------       --------    ---------

NET INCREASE (DECREASE) IN CASH                     456           455             1           (213)          (197)         (16)

CASH AT BEGINNING OF YEAR                           231           225             6          1,422          1,403           19
                                               --------      --------        ------       --------       --------     --------


CASH AT END OF PERIOD                          $    687      $    680        $    7       $  1,209       $  1,206     $      3
                                               ========      ========        ======       ========       ========     ========



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (unaudited)


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

(C) The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $3,090,000 and $4,382,000 for the nine months ended December 31, 1996 and 1995, respectively.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                                               For the Nine Months Ended December 31, 1996
                                       ----------------------------------------------------------------------------------------
                                                                                            3333 Holding Corporation
                                                    Centex Development Company, L.P.             and Subsidiary
                                                    --------------------------------     --------------------------------------
                                                    CLASS B    GENERAL      LIMITED                    CAPITAL IN
                                                     UNITS     PARTNERS'    PARTNERS'      STOCK        EXCESS OF      RETAINED
                                       COMBINED     WARRANTS   CAPITAL      CAPITAL       WARRANTS      PAR VALUE      EARNINGS
                                       ----------  ---------  ----------  ----------     --------       ----------    ---------
Balance at March 31, 1996              $   36,989  $     500  $     767    $  36,017      $      1       $     800    $    (329)

Capital Distributions                      (2,000)        -          -        (2,000)           -              -             -

Net Earnings                                  909         -          -           694            -              -            215
                                       ----------  ---------  ---------    ---------      ---------      ----------   ---------

BALANCE AT DECEMBER 31, 1996           $   35,898  $     500  $     767    $  34,711      $      1       $     800    $    (114)
                                       ==========  =========  =========    =========      =========      ==========   =========



During the nine months ended December 31, 1996, the Partnership made capital distributions of $2 million to its Limited Partners, which are Centex affiliates.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the quarter ended December 31, 1996 of $4 million included results from the sale of commercial property in Texas and residential property in New Jersey. Revenues of $3.5 million for the quarter ended December 31, 1995 included the sale of commercial property in Texas and residential property in New Jersey. Combined net earnings for the current quarter were $644,000 compared to combined net earnings of $193,000 for the same quarter a year ago.

         Combined revenues for the nine months ended December 31, 1996 of $8.3 million included results from the sale of commercial property in Texas and residential property in Illinois and New Jersey. Revenues of $14 million for the nine months ended December 31, 1995 included the sale of commercial property in Texas and residential property in Florida and New Jersey. Combined net earnings for this period were $909,000 compared to combined net earnings of $389,000 for the same period last year.

         The improvement in earnings relates to the higher gross margin on real estate sales in the periods ended December 31, 1996 compared to the same periods last year.


LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended December 31, 1996, the Partnership made capital distributions of $2 million to its Limited Partners, which are Centex affiliates.

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

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

                 Exhibit 27.1 - Financial Data Schedule

                 Exhibit 27.2 - Financial Data Schedule


         (b)   Reports on Form 8-K

                 The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1996


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          3333 HOLDING CORPORATION
                                         ---------------------------
                                                 Registrant


February 12, 1997                         /s/ J. Stephen Bilheimer
                                         ---------------------------
                                            J. Stephen Bilheimer
                                                 President


February 12, 1997                            /s/ Kimberly Pinson
                                         ---------------------------
                                               Kimberly Pinson
                                               Vice President
                                         (chief accounting officer)

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




                                           CENTEX DEVELOPMENT COMPANY, L.P.
                                          ----------------------------------
                                                      Registrant
                                          By:  3333 Development Corporation,
                                                    General Partner


February 12, 1997                              /s/ J. Stephen Bilheimer
                                          ----------------------------------
                                                 J. Stephen Bilheimer
                                                      President


February 12, 1997                                 /s/ Kimberly Pinson
                                          ----------------------------------
                                                    Kimberly Pinson
                                                    Vice President
                                              (chief accounting officer)

                                 EXHIBIT INDEX
                                 -------------

         EXHIBIT
         NUMBER      DESCRIPTION
         -------     -----------
          3   -      Certificate of Designations of Junior Participating
                     Preferred Stock, Series D of Centex Corporation

         27   -      Financial Data Schedule

         27.1 -      Financial Data Schedule

         27.2 -      Financial Data Schedule