Form 10-K405
period 1997-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1997-06-27
CIK 18532, 818762, 818764

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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
              (I.R.S. EMPLOYER IDENTIFICATION NO.)                          (I.R.S. EMPLOYER IDENTIFICATION NOS.)
              2728 N. HARWOOD, DALLAS, TEXAS 75201                           2728 N. HARWOOD, DALLAS, TEXAS 75201
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)
                         (214) 981-5000                                                 (214) 981-6700
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
                                                                ---      ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to Form 10-K. X
                        ---

       The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on May 30, 1997 was approximately $1.1 billion.

       Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on May 30, 1997:

Centex Corporation                 Common Stock                                    29,088,120 shares
3333 Holding Corporation           Common Stock                                         1,000 shares
Centex Development Company, L.P.   Class A Units of Limited Partnership Interest        1,000 units

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.I, A.II, A.III, B.I, B.II and B.III of this Report:
(a) 1997 Annual Report to Stockholders of Centex Corporation for the fiscal year ended March 31, 1997;
(b) 1997 Annual Report to Stockholders of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. for the fiscal year ended March 31, 1997; and
(c) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 24, 1997.

===============================================================================

                             JOINT ANNUAL REPORT ON
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997


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

       At present, Centex, Holding and CDC have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. PART A of this Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Report") relates to Centex and its subsidiaries. PART B of this Report relates to Holding (and its subsidiary, Development) and to CDC.

       This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 1997 annual meetings of stockholders, the Annual Report to Stockholders of Centex for the fiscal year ended March 31, 1997 (the "Centex 1997 Annual Report") and the Annual Report to Stockholders of Holding and CDC for the fiscal year ended March 31, 1997 (the "Holding/CDC 1997 Annual Report"), portions of which are incorporated by reference into this Report. Portions of the Centex 1997 Annual Report and the Holding/CDC 1997 Annual Report are filed as an Exhibit to this Report. For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination. Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (H) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 33-35 of the Centex 1997 Annual Report.

FORM 10-K                       TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
 JOINT EXPLANATORY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2

 Part A.                                CENTEX CORPORATION AND SUBSIDIARIES


                                                       PART I
 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .             19

                                                      PART II

 Item  5.       Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . .             20
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                       Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . .             21
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial
                       Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21

                                                      PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . .             21
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . .             22
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . .             22

                                                      PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . .             22
 SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23



                                 -------------------------------------------------


 PART B.                           3333 HOLDING CORPORATION AND SUBSIDIARY AND

                                         CENTEX DEVELOPMENT COMPANY, L.P.

                                                      PART I
                                                                                                              PAGE
                                                                                                              ----

 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              24
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .              28

 TABLE OF CONTENTS (CONTINUED)

                                                     PART II                                                  PAGE
                                                                                                              ----

 Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters . . . . . .              29
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              30
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              30

 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .              31
 Item  9.       Changes in and Disagreements With Accountants on Accounting and Financial
                   Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              31


                                                     PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . .              31
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              33
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . .              34
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . .              37

                                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . .              39
                SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             40-41

                                       ------------------------------------

 INDICES TO EXHIBITS

 CENTEX CORPORATION AND SUBSIDIARIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             42-44
 3333 HOLDING CORPORATION AND SUBSIDIARY  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             45-46
 CENTEX DEVELOPMENT COMPANY, L.P. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47-49

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

                                    PART I

ITEM 1.  BUSINESS

                        General Development of Business

       Centex is incorporated in the State of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock") began trading publicly in 1969. As of May 30, 1997, 29,088,120 shares of Centex Common Stock, which are traded on the New York Stock Exchange ("NYSE") and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd., were outstanding.

       Since its founding in 1950 as a Dallas, Texas-based residential and commercial construction company, Centex has evolved into a multi-industry company. Centex currently operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products and Contracting and Construction Services.

       Centex's Home Building business has expanded to include both Housing and Manufactured Housing. Centex is one of the nation's largest home builders, having built and delivered, through its subsidiary Centex Homes, 13,107 homes during its fiscal year ended March 31, 1997. Centex's Housing operations currently involve the construction and sale of single-family and multi-family homes in 269 neighborhoods in 52 different markets. These activities also include the purchase and development of land. Centex has participated in the home building business since 1950. Centex entered into the Manufactured Housing business during March 1997 when Centex Real Estate Corporation ("CREC") acquired 78% of Cavco Industries, Inc.'s ("Cavco") outstanding common stock. Cavco is the largest producer of manufactured housing in Arizona as well as the nation's largest producer of park model homes, having delivered 4,893 manufactured housing units during its most recent fiscal year ended September 30, 1996.

       Centex operates its Investment Real Estate business segment under the Vista Properties Company name. During the quarter ended June 30, 1996, Centex's Housing subsidiary completed a business combination transaction and reorganization with Vista Properties, Inc. ("Vista"), increasing Centex's ownership of Vista's common stock from approximately 53% to 99.975%. Vista has changed its name to Centex Real Estate Corporation.

       Centex's Financial Services operations in fiscal 1997 included mortgage origination and other related services on homes sold by Centex subsidiaries and by third parties, including recent expansion into home equity lending. Centex has been in the mortgage banking business since 1973. Centex is a leading retail mortgage originator (originating approximately $5.4 billion of residential mortgages in fiscal 1997). In 1988 the Company acquired a savings and loan operation in Central Texas. The savings and loan deposits and branch operations were sold in December 1994.

       Centex's involvement in the construction products business started in 1963 when it began construction of its first cement plant. Since that time, this segment has expanded to include additional cement production and distribution facilities and the production, distribution and sale of gypsum wallboard, readymix concrete and aggregates. During the quarter ended June 30, 1994, Centex Construction Products, Inc. ("CXP") completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP". As a result of CXP's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50% (51.4% as of March 31, 1997). Accordingly, CXP's fiscal 1997 financial results have been consolidated with those of Centex.

       Centex entered the contracting and construction services business in 1966 with the acquisition of a Dallas-based contractor which had been in business since 1936. Additional significant acquisitions of construction companies were made in 1978, 1982 and 1990. Centex currently ranks among the nation's largest general building contractors. The contracting and construction activities of the Company involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

       In fiscal 1988, Centex established CDC. Reference is made to PART B of this Report for a discussion of the business of CDC.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       Note (K) of the Notes to Consolidated Financial Statements of Centex on pages 36-39 of the Centex 1997 Annual Report contain additional information about the Company's business segments for years ended March 31, 1997, 1996 and 1995 and are incorporated herein by reference.

                        NARRATIVE DESCRIPTION OF BUSINESS

HOME BUILDING

HOUSING

       The Company's Housing operations primarily involve the purchase and development of land or lots as well as the construction and sale of single-family and multi-family homes. The Company has been one of the leading U.S. builders of single-family detached homes, by the number of units produced in a calendar year, from 1989 to 1996. Centex is also the only company to rank among Professional Builder's top 10 home builders for each of the past 28 years. Centex sells to both first time and move-up buyers. Approximately 93% of the houses Centex sells are single-family detached homes and the remainder are townhomes and low-rise condominiums.

Markets

       Centex follows a strategy of reducing exposure to local market volatility by spreading operations across geographically and economically diverse markets. Centex presently builds in 52 market areas in 20 states. The markets are listed below by geographic areas.

       WEST          California -
                       Vallejo/Fairfield/Napa          Visalia/Tulare
                       Oakland                         Riverside/San Bernardino
                       Stockton/Lodi                   Orange County
                       San Francisco                   Los Angeles/Long Beach
                       Sacramento                      Ventura
                       Bakersfield                     San Diego
                       Fresno


                    Washington State -                  Reno, Nevada
                       Tacoma                           Portland, Oregon
                       Seattle

       MIDWEST      Chicago, Illinois                   Indianapolis, Indiana
                    Minneapolis/St. Paul, Minnesota     Columbus, Ohio
                    Colorado -
                       Denver
                       Boulder/Longmont

       EAST         Nashville, Tennessee                North Carolina -
                    Virginia -                             Charlotte/Gastonia
                       Washington, D.C.                    Raleigh/Durham
                       Norfolk/Virginia Beach           South Carolina -
                    Baltimore, Maryland                    Charleston
                    Trenton, New Jersey                    Columbia
                    Atlanta, Georgia                       Greenville/Spartanburg

       SOUTHEAST    Florida -
                       Jacksonville                         Naples
                       Daytona Beach                        Ft. Myers/Cape Coral
                       Tampa/St. Petersburg                 West Palm Beach/Boca Raton
                       Sarasota/Bradenton                   Melbourne/Titusville
                       Orlando                              Ft. Lauderdale
                       Lakeland/Winter Haven

       SOUTHWEST    Texas -                             Phoenix/Mesa, Arizona
                       Dallas                           Albuquerque, New Mexico
                       Ft. Worth/Arlington
                       Houston
                       Austin
                       San Antonio

       In fiscal 1997, Centex closed 13,107 houses, including first time, move-up and, in some markets, custom homes, ranging in price from approximately $70,000 to about $890,000 with the average sale price being approximately $172,000. In the Dallas and San Antonio locations, Centex has custom home divisions which offer higher-end homes.

       Summarized below by geographic area are Centex's home closings, sales (orders) backlog and sales (orders) for each of the five fiscal years ended March 31, 1997.

                                 For the Fiscal Years Ended March 31,
                          -------------------------------------------------
                           1997       1996      1995      1994        1993
                          ------     ------    ------    ------      ------
       CLOSINGS (IN UNITS):
        West               2,955      2,347     2,454     1,973       1,358
        Midwest            1,337      1,276     1,283     1,114       1,118
        East               2,875      2,804     2,921     2,599       2,118
        Southeast          2,334      2,241     2,632     2,895       2,433
        Southwest          3,606      3,302     3,674     3,982       3,252
                          ------     ------    ------    ------      ------
                          13,107     11,970    12,964    12,563      10,279
                          ======     ======    ======    ======      ======

       AVERAGE SALES PRICE
        (000'S)            $   172  $   164    $  159    $  147   $  138
                           =======  =======    ======    ======   ======

       SALES (ORDERS) BACKLOG, AT THE END OF PERIOD (IN UNITS):

        West                 968        980       603       756      663
        Midwest              441        652       442       622      461
        East                 861      1,121       918     1,279    1,192
        Southeast            919      1,106       892     1,387    1,260
        Southwest          1,119      1,674     1,132     1,751    1,575
                          ------     ------    ------    ------   ------
                           4,308      5,533     3,987     5,795    5,151
                          ======     ======    ======    ======   ======

       SALES (ORDERS) (IN UNITS):

        West               2,943      2,724     2,301     2,066    1,440
        Midwest            1,126      1,486     1,103     1,275    1,092
        East               2,615      3,007     2,560     2,686    2,522
        Southeast          2,147      2,455     2,137     3,022    2,671
        Southwest          3,051      3,844     3,055     4,158    3,696
                          ------     ------    ------    ------   ------
                          11,882     13,516    11,156    13,207   11,421
                          ======     ======    ======    ======   ======

Inventory Turnover

       The Company's policy has been to acquire land with the intent to complete the sale of housing units within approximately 24 - 36 months from the date of acquisition. Generally this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed.

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

Competition and Other Factors

       The housing industry is essentially a "local" business and is highly competitive. Centex competes in each of its market areas with numerous other home builders. The Company's Housing operations account for approximately 1% of the total housing starts in the United States. The main competitive factors affecting Centex's Housing operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and reputation. Management believes the Company competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

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

MANUFACTURED HOUSING

       Manufactured Housing operations involve the manufacture of quality residential and recreational homes and the sale thereof through a network of independent dealers. The Company entered the Manufactured Housing industry in March 1997 when CREC acquired 78% of Cavco's outstanding common stock at $26.75 per share for a total of $74.3 million. Prior to the acquisition, Cavco's common stock was publicly traded on the NASDAQ National Market.

Markets

       Cavco is the largest producer of manufactured housing in Arizona as well as the nation's largest producer of park model homes, having delivered 4,893 manufactured housing units during its most recent fiscal year ended September 30, 1996. The Company currently operates three manufactured housing plants in the Phoenix area and is building a plant near Albuquerque, New Mexico, which will be that state's first manufactured housing operation.

       The Company sells its manufactured homes through a network of independent dealers and generally does not sell products directly to the general public. The retail prices of the Company's manufactured homes are set by individual dealers and not by the Company. Many of the Company's independent dealers operate more than one retail outlet. As of September 30, 1996, the Company had approximately 200 outlets in 10 states, Canada and Japan, of which there were approximately 103 in Arizona, 27 in New Mexico, 20 in Colorado, 15 in Utah, 6 in Texas, 4 each in Nevada and Washington, 3 in California, 2 in Idaho, 1 in Oregon, 7 in Canada and 8 in Japan. Most of the Company's dealers sell competing products, although from time to time the Company also may enter into exclusive agreements with certain dealers.

       The Company's dealers finance their purchase of manufactured homes through floor plan financing arrangements with third-party lenders. Generally, the Company receives a commitment from the dealer's lender for each order, which is earmarked for the home ordered, identified by its serial number. The Company then manufactures the home and ships it to the dealer at the dealer's expense. Payment is due from the third-party floor plan lender upon the dealer's notice of delivery and acceptance of the product. The length of time it takes to manufacture and ship a home after an order is placed varies according to the Company's backlog.

       The Company is contingently liable under terms of repurchase agreements with the third-party lenders that provide dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of the manufacturer's products in the event the dealer defaults on payments. The risk of loss is spread over numerous dealers and financing institutions and is further offset by the resale value of repurchased units. The Company has not incurred any significant losses from these arrangements since its inception.

       The Company extends a limited warranty to original retail purchasers of manufactured housing products. The Company warrants structural components for 12 months and nonstructural components for 90 days. The Company's warranty does not extend to installation, setup or appliances. Appliances are warranted by their original manufacturer.

       The Company's backlog of firm orders for manufactured homes as of March 31, 1997 was approximately $5.7 million (350 floors). The Company currently requires approximately six to eight weeks to fill an order. The Company presently anticipates that the entire backlog at March 31, 1997 will be filled during the next fiscal year.

Competition and Other Factors

        The Company estimates that there are approximately seven other manufacturers competing for a significant share of the Arizona market. The Company believes that its business represents an approximate 31% share of the Arizona market and a small share of the market in such other states. The Company believes the principal factors affecting competition in the manufactured housing market are price, design, product quality and reliability, reputation and service.

        The Company has not experienced any material difficulty in purchasing its raw materials or component parts. The Company buys wood, wood products, aluminum, steel, tires, hardware, windows and doors from manufacturers and distributors located primarily in California and Arizona. Approximately 39% of the unit cost of the Company's manufactured homes is attributable to raw wood products. The majority of the other component parts of the Company's homes are purchased manufactured components.

       The Company believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

INVESTMENT REAL ESTATE

       During the quarter ended September 30, 1995, the Company acquired certain equity interests in Vista for a net investment of approximately $85 million in cash. The acquisition by the Company of equity interests in Vista was a part of a pre-packaged bankruptcy plan which was approved by the Unites States Bankruptcy Court for the District of Delaware. In June 1996, Centex's Housing subsidiary completed a business combination transaction and reorganization with Vista that increased Centex's ownership of Vista's common stock from approximately 53% to 99.975%. Under the terms of the combination transaction, Centex's Housing assets and operations were contributed to Vista in exchange for 12.4 million shares of Vista's common stock. As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain Vista-related tax benefits. Accordingly, as these properties are developed or sold, the net sales proceeds will be reported as operating margin. "Negative Goodwill" recorded as a result of the business combination is being amortized to earnings over approximately seven years which represents the estimated period over which the land will be developed and/or sold.

       As of March 31, 1997, the Investment Real Estate Group's property portfolio consisted of land located in nine states: Texas, Florida, California, Georgia, New Jersey, North Carolina, Virginia, Tennessee and Colorado. The Company has major Housing operations in each of the markets where Vista owns substantial property. Vista's real property portfolio generally consists of land that is zoned, planned or developed for single-family and multi-family residential, office, retail, industrial and other commercial uses.

FINANCIAL SERVICES

       Financial Services operations involve the financing of housing, home equity lending and the sale of title and other insurance coverages. These activities include mortgage origination, the sale of title and other insurance coverages and other related services for homes sold by subsidiaries and by others. The Savings and Loan included the operations of CTX Holding and its subsidiary, Texas Trust Savings Bank, FSB ("Texas Trust") which were sold in December 1994.

MORTGAGE BANKING

       CTX Mortgage Company ("CTX") was established in 1973 to provide mortgage financing for homes built by Centex Homes. The opening of CTX mortgage offices in substantially all of Centex Homes' housing markets has enabled it to consistently provide mortgage financing for an average of 71% of the homes built by Centex Homes ("Builder Loans") over the past five years. In 1985, CTX expanded its operations to include third-party loans ("Spot Loans") that are not associated with the sale of homes built by Centex. At March 31, 1997, Mortgage Banking had 196 offices located in 31 states. The offices vary in size depending on volume in each locality.

       The unit breakdown of Builder and Spot Loans for the five years ended March 31, 1997 are set forth in the following table:

                                            For the Fiscal Years Ended March 31,
                                      -----------------------------------------------
                                       1997     1996      1995       1994       1993
                                      ------   ------    ------     ------     ------
LOAN TYPES:
 Builder                               9,489    8,445     8,503      9,289      7,758
 Spot                                 37,673   33,151    28,548     49,254     30,543
                                      ------   ------    ------     ------     ------
                                      47,162   41,596    37,051     58,543     38,301
                                      ======   ======    ======     ======     ======


ORIGINATION VOLUME (IN BILLIONS)        $5.4     $4.9      $4.2       $6.4       $4.2

PERCENT OF CENTEX
 CLOSINGS FINANCED                        72%      71%       66%        74%        75%


       CTX provides mortgage origination and other mortgage related services for Federal Housing Administration ("FHA"), Department of Veterans' Affairs ("VA") and conventional loans on homes built and sold by the Company or by others, as well as resale homes. CTX mortgage loans are first-lien mortgages secured by one- to four-family residences. A majority of the conventional loans are conforming loans which qualify for inclusion in guaranteed programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The remainder of the conventional loans are pre-approved and individually underwritten by private investors who purchase such loans on a whole-loan basis for their investment portfolios.

       CTX's principal sources of income are from loan origination fees, revenues from sale of servicing rights, positive carry (discussed below) and marketing gains and losses. Generally, CTX sells its right to service the mortgage loans to various loan servicing companies, and therefore retains no mortgage servicing rights. Accordingly, CTX avoids the servicing risk associated with early payoffs and foreclosures. CTX enters into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to its customers at a specified price and period. By selling the mortgages for future delivery, the interest rate risk is minimized.

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

Competition and Other Factors

       The mortgage banking industry in the United States is highly competitive. CTX competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. During fiscal 1997, Mortgage Banking continued to operate in a very competitive environment.

       CTX is subject to the rules and regulations of, and examinations by, the FNMA, FHLMC, FHA, VA, Department of Housing and Urban Development ("HUD"), Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on CTX, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. CTX is required to maintain specified net worth levels by, and submit annual audited financial statements to HUD, VA, FNMA, FHLMC and GNMA and certain state regulators.
CTX's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated under such statutes, which prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the mortgage loan by the mortgagor.

       During fiscal 1995, Centex Home Equity Corporation ("CHEC"), formerly known as Nova Credit Corporation (through March 31, 1997), entered the "B & C" (sub-prime) mortgage and second lien markets, originating "B & C" first mortgages and second mortgages for home improvements and home equity lines of credit. The Company's mortgage lending activities consist of originating and selling home equity loans. These loans are primarily secured by one- to four-family residential properties, including low- and high-rise condominiums, single-family detached homes, single-family attached homes and planned unit developments. Home equity lending is made to borrowers for the purpose of refinancing existing mortgage loans, debt consolidation, home improvements and a variety of other purposes.

       Other financial-related services provided by CTX affiliates include acting as an agent for the issuance of homeowners' insurance policies and title insurance policies. Since the beginning of fiscal year 1995, CTX has entered into joint venture agreements with nine third-party home builders to provide mortgage origination for homes built by such home builders. At March 31, 1997, these operations had 36 offices in 4 states.

       In April 1996, Centex acquired substantially all of the assets of Advanced Financial Technology, Inc. ("Adfitech") and Loan Processing Technologies, Inc. ("LPT"), both headquartered in Oklahoma City, Oklahoma. Adfitech is one of the largest and lowest cost providers of mortgage quality control services, and LPT owns and operates an automated mortgage processing system. The acquisitions should expand and create more flexible mortgage processing capacity for Financial Services, enhancing Financial Services' existing systems capabilities. LPT is also offering these processing services to other mortgage companies.

SAVINGS AND LOAN

       In December 1988, Centex acquired the operations of four Texas savings and loan associations under the Federal Savings and Loan Insurance Corporation's (the "FSLIC") assisted transactions process commonly known as the "Southwest Plan". The acquisition was made by Texas Trust, a federal stock savings bank and an indirect wholly-owned subsidiary of Centex.

       In December 1994, Texas Trust negotiated an early termination of various agreements with the Federal Deposit Insurance Corporation (as successor to the FSLIC), and in December 1994 sold Texas Trust's branch operations to a financial institution and all deposit liabilities were assumed by the purchaser. Immediately following the branch sale, Texas Trust was dissolved, thereby completing Centex's exit from the savings and loan industry.

CONSTRUCTION PRODUCTS

       Centex's Construction Products operations include the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), gypsum wallboard, readymix concrete and aggregates (sand and gravel).

       During the quarter ended June 30, 1994, CXP completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP". As a result of CXP's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50% (51.4% as of March 31, 1997). Accordingly, CXP's financial statements for the year ended March 31, 1997 have been consolidated with those of Centex. References to CXP include its subsidiaries unless the context otherwise requires.

CEMENT

       CXP operates cement plants in Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The plants in Buda and LaSalle are owned by separate joint ventures in which CXP has a 50% interest. The kiln start-up dates of the cement plants were as follows: Buda, Texas, 1978 (expanded 1983); LaSalle, Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969 and Laramie, Wyoming (2 kilns), 1988 and 1996. All four of the cement plants are fuel-efficient dry process plants.

       The Company's net cement production, excluding the joint venture partners' 50% interest in the Buda and LaSalle plants, totaled 1.9 million tons both in fiscal 1997 and 1996. Total net cement sales were 2.1 million tons both in fiscal 1997 and 1996, as all four cement plants sold all of the product they produced. During the past two years, the Company purchased minimal amounts of cement from others to be resold.

Raw Materials and Fuel Supplies

       The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally from the quarries owned or leased by CXP or the joint ventures and located in close proximity to the plants. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, which are either obtained from reserves owned or leased by CXP or the joint ventures or are purchased from outside suppliers and are readily available. CXP's management estimates that its primary raw material reserves, either owned, leased or available, will be adequate to permit production at present capacities for the foreseeable future at all four of the existing plants.

       The Company's cement plants use coal as their primary fuel, but are equipped to burn natural gas as an alternative. The Company has not used hazardous waste-derived fuels in its plants. The Buda and LaSalle plants have been permitted to burn, and are burning, scrap tires as a partial fuel alternative. Electric power is also a major cost component in the manufacture of cement. The Company has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose CXP to some production interruptions during periods of power curtailment.

Markets and Distribution

       The principal markets for CXP's cement are Texas and Western Louisiana (serviced by the Buda, Texas plant); Illinois and Southern Wisconsin (serviced by the LaSalle, Illinois plant); Nevada (except Las Vegas) and Northern California (serviced by the Fernley, Nevada plant) and Wyoming, Utah, Southern Idaho, Northern Colorado and Western Nebraska (serviced by the Laramie, Wyoming plant).

       Distribution of cement is generally made by common carriers or customer pickup and, to a lesser degree, by trucks owned and operated by CXP. In addition, the Company transports cement principally by rail to its storage and distribution terminals located in Roanoke (D/FW), Waco, Corpus Christi, Houston and Orange, Texas; Hartland, Wisconsin; Sacramento, California; Denver, Colorado; Salt Lake City, Utah; Rock Springs, Wyoming; North Platte, Nebraska and Bliss, Idaho, from which further distribution occurs.

       Cement produced by the Company's cement plants is sold primarily to readymix concrete producers and paving contractors. No single customer accounts for as much as 10% of the Company's total cement sales.

Competition and Other Factors

       The cement business is highly competitive. In every regional market in which Centex sells cement, one or more other domestic producers compete for the available business. In addition, foreign companies compete in most of the Company's markets by importing cement into the U.S. CXP competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing. The Company also sells cement from terminals to expand each cement plant's marketing area.

       Demand for cement is highly cyclical and is closely related to the general level of the economy, new housing starts, government construction programs and other construction activities. The cement business is seasonal and requires some build-up of inventory during the winter, particularly in northern states, to meet peak demands from spring into the fall.

GYPSUM WALLBOARD

       CXP owns and operates three gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico and one located near Vail, Colorado. The Albuquerque plant was acquired in 1985 and was operated until early 1991. Following the start-up of the Bernalillo plant in the spring of 1990, the Company elected to discontinue operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993 due to improvements in wallboard demand and higher prices. On February 26, 1997, CXP purchased the equity interest of a company that owned the gypsum wallboard plant and accompanying electric power cogeneration facility near Vail, Colorado. The plant originally commenced production in early 1990 and had been operated by an independent producer until the acquisition by CXP.

       The Company mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale.

Raw Materials and Fuel Supplies

       The Company mines and extracts gypsum rock, the principal raw material used in the manufacture of wallboard, from mines and quarries owned, leased or subject to claims owned by the Company and located near its plants. The New Mexico and Colorado mines and quarries are estimated to contain approximately 60 million tons and 7 million tons of proved and probable gypsum reserves, respectively. Based on its current production capacity, the Company estimates that the life of its existing gypsum rock reserves is approximately 100 years and 20 years, respectively.

       The Colorado plant controls 99 unpatented placer mining claims on 1,980 acres of land under the jurisdiction of the U.S. Bureau of Land Management. The land, which is adjacent to the present quarry, has not been drilled and therefore, the reserves cannot be classified as proven or probable. Management believes that these claims contain substantial quantities of gypsum rock.

       Paper used in manufacturing gypsum wallboard is purchased by the Company from third party suppliers. Approximately 40% of the Company's requirements are under contract for a two year period with an annual automatic renewal. The remainder of the paper requirements are purchased on the open market from various suppliers. The Company does not believe that the loss of a supplier would have a material, adverse effect on its business.

       The Company's wallboard plants use large quantities of natural gas and electrical power. The Vail, Colorado plant's power is supplied by the cogeneration power facility acquired along with the gypsum wallboard plant in February, 1997.

Markets and Distribution

       The Company markets wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the U.S. No single customer accounted for as much as 10% of the Company's total gypsum wallboard sales during fiscal 1997.

       Although wallboard is distributed principally in regional markets, the Company and certain other producers have the ability to ship wallboard by rail outside their usual regional distribution area to take advantage of these other regional increases in demand. The Company's rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. In addition, the Company maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois.

Competition and Other Factors

       The gypsum wallboard industry is highly competitive. There are nine principal manufacturers of wallboard operating a total of 73 plants. The Company estimates that the three largest producers, none of which is the Company, account for 80% of wallboard sales in the U.S. Competition among wallboard producers is primarily on a regional basis, with local producers benefiting from lower transportation costs, and to a lesser extent on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

       The principal sources for demand for gypsum wallboard are residential construction, repair and remodeling and non-residential construction. While the gypsum wallboard industry is highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential construction activity, have partially mitigated the impact of fluctuations in overall levels of new construction.

READYMIX CONCRETE AND AGGREGATES

       CXP's readymix concrete and aggregates operations are located in Austin, Texas and Northern California. During fiscal 1996, CXP sold its aggregates-only, marginally profitable, nonstrategic production facility near Fort Worth, Texas. In addition, CXP has a 10,000 acre aggregates deposit in Northern California which contains in excess of 2 billion tons of reserves.
The Company sells aggregates from this deposit in the Sacramento, California area and nearby counties.

ENVIRONMENTAL MATTERS

       The construction products industry, including the operations of the Company's Construction Products Group, is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance (collectively, "Environmental Laws"). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal, and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. None of the Company's sites are listed as a "Superfund site."

       The Company's Construction Products operations are also potentially affected by the Resource Conservation and Recovery Act ("RCRA"), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. Such operations generate nonhazardous solid waste which may include cement kiln dust ("CKD"). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in the Company's operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency ("U.S. EPA"). Nevertheless, such CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA completed its review of CKD and has decided to promulgate regulations to govern the handling and disposal of CKD which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until those regulations are in place.

       In the past, the Company collected and stored CKD on-site at its cement plants. The Company continues to store such CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. The Company's cement kilns utilize coal, natural gas, minimal amounts of self-generated waste oil, and scrap tires in the Illinois and Texas plants, as fuel. Currently, the Company recycles substantially all CKD related to present operations at all of its cement facilities. When the U.S. EPA removes the CKD exemption and develops particular CKD management standards in the future, the Company might be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

       Another RCRA concern in the cement industry involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. The Company currently crushes spent refractory brick and uses it as raw feed, but such brick does not contain chromium.

       The Clean Air Act Amendments of 1990 (the "Amendments") provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. The Company's U.S. operations have submitted detailed permit applications and will pay increased recurring permit fees. In addition, the U.S. EPA is developing regulations for toxic air pollutants under these Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place the Company at a competitive disadvantage.

       The Federal Water Pollution Control Act, commonly known as the Clean Water Act ("Clean Water Act"), provides comprehensive federal regulation of all sources of water pollution. In September 1992, the Company filed a number of applications under the Clean Water Act for National Pollutant Discharge Elimination System ("NPDES") stormwater permits.

       Management believes that the Company's current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with Environmental Laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities, or claims. Moreover, the Company cannot predict what Environmental Laws will be enacted or adopted in the future or how such future Environmental Laws will be administered or interpreted. Compliance with more stringent Environmental Laws, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing Environmental Laws, could necessitate significant capital outlays.

       With respect to some of the Company's Construction Products quarries used for the extraction of raw materials for its cement and gypsum operations and for the mining of aggregates for its aggregates operations, the Company is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining. The Company generally accrues the reclamation costs for a specific quarry over the life of the quarry.

CONTRACTING AND CONSTRUCTION SERVICES

       Centex's contracting and construction services work is performed nationwide. As a group, Centex's Contracting and Construction Services subsidiaries rank as one of the largest building contractors in the country as well as one of the largest U.S.-owned construction groups. The Construction Group is made up of four firms with various geographic locations and project niches. Healthcare facility construction has represented nearly 40% of its business mix during recent years. New contracts for fiscal 1997 totaled $981 million versus $857 million for fiscal 1996. The backlog of uncompleted contracts at March 31, 1997 was $1.11 billion, compared to $1.20 billion at March 31, 1996. The group's principal subsidiaries are as follows:

       CENTEX CONSTRUCTION COMPANY, INC. - This entity, which emerged from the combination of Centex Bateson Construction Company, Inc., Centex-Simpson Construction Company, Inc., and Centex Landis Construction Co., Inc., is headquartered in Dallas, Texas with operational offices in Virginia and Louisiana. This company will pursue competitively bid projects nationwide, in addition to negotiated work in its regional market areas.

       CENTEX-RODGERS CONSTRUCTION COMPANY - This nationwide healthcare construction specialist is headquartered in Nashville, Tennessee with operational offices in San Diego and Sacramento, California; Detroit, Michigan and West Palm Beach, Florida.

       CENTEX-ROONEY CONSTRUCTION COMPANY, INC. - This Ft. Lauderdale-based subsidiary performs all types of work, principally within the state of Florida.

       CENTEX FORCUM LANNOM, INC. - This company, which focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates in Tennessee and surrounding states.

       As a general contractor or construction manager, Centex provides the supervisory personnel for the construction of the building or facility. In addition, Centex may perform varying amounts of the actual construction work on a project, but will generally hire subcontractors to perform the majority of the work. As a result, the Company's Contracting and Construction Services operations require a relatively small asset base.

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

Competition and Other Factors

       The construction industry is very competitive, and Centex competes with numerous other companies. With respect to competitively-bid projects and negotiated healthcare work, Centex generally competes throughout the United States and with local, regional and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, Centex's subsidiaries compete primarily in the general geographical area where they are located and with other local, regional and national contractors. Centex solicits new projects by attending project bid meetings and meeting with builders and owners and through existing customers. Centex competes successfully on the basis of its reputation, financial strength, knowledge and understanding of its clients' needs.

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

EMPLOYEES

       The breakdown of employees by line of business as of March 31, 1997 is presented in the following table:

       Line of Business            Employees
       ----------------            ---------
       Home Building
         Housing                       2,385
         Manufactured Housing          1,042
       Investment Real Estate             15
       Financial Services              2,360
       Construction Products           1,053
       Contracting and
         Construction Services         1,544
       Other Operations                  453
       Corporate                          74
                                       -----
                                       8,926
                                       =====

ITEM 2.  PROPERTIES

       The Company, in connection with its Construction Products operations, operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are owned by separate joint ventures in which CXP has a 50% interest. The Company's principal aggregate plants and quarries are located in Austin, Texas and Marysville, California. In addition, the Company operates gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico and near Vail, Colorado.

       In April, 1994, the Company's formerly wholly-owned subsidiary, Centex Construction Products, Inc., completed the sale of 51% of its stock through an initial public offering. As a result of repurchases during fiscal year 1997 by CXP of its common stock from the public, Centex now owns approximately 51.4% of the outstanding shares of CXP Common Stock.

       The Company, through its Manufactured Housing operations, owns two of its three facilities in the Phoenix, Arizona area, renting the third facility, and will lease a fourth facility currently under construction in Belen, New Mexico.

       Except for encumbrances on the Company's leasehold interest in the Belen, New Mexico facility (which is not material to the Company), none of the Company's facilities are pledged as security on its debts.


       See "Item 1. Business" on pages 5-18 of this Report for additional information relating to the Company's properties.


ITEM 3.  LEGAL PROCEEDINGS

       The management of the Company believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

       The Harrah's New Orleans Casino contract was suspended on November 22, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex Landis Construction Co., Inc. ("Centex Landis") and its subcontractors filed claims against the partnership for completed but unpaid work. Centex Landis also filed a lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership, to recover its claims. In late November 1996, Centex Landis and Harrah's reached a settlement which is conditioned upon Harrah's plan of reorganization becoming effective. It appears possible that the plan may become effective in the summer of 1997, assuming approval by the legislature of Louisiana of pending changes to the license agreement between the State and Harrah's. Approval by the legislature is by no means certain. If the plan does go into effect, Harrah's will pay $34 million in settlement of the claims of Centex Landis and its subcontractors. Upon payment of such sum, Centex Landis will resume construction of the casino. If the plan does not become effective, no assurance can be given as to how the claims of Centex and its subcontractors will be ultimately resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III)

       The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers except for John T. Egeland have been employed by the Company and/or one or more subsidiary of the Company for at least the past five years. All of these executive officers except for John T. Egeland were elected by the Board of Directors of the Company at its Annual Meeting on July 25, 1996, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.

                 NAME                  AGE                                POSITIONS WITH CENTEX
 -----------------------------------   ---        -------------------------------------------------------------------
 John T. Egeland                       42         Executive Vice President (since May 1997); Associates First
                                                  Capital Corporation--Senior Vice President (from August 1995 to
                                                  April 1997); Gemini Exploration Company--President (from August
                                                  1993 to August 1995); Northpark National Bank (Currently Comerica
                                                  Bank-Texas)--Executive Vice President and Chief Investment Officer
                                                  (from September 1989 to August 1993)

 Timothy R. Eller                      48         President, Chief Executive Officer and Chief Operating Officer of
                                                  Centex Real Estate Corporation (President and Chief Operating
                                                  Officer since January 1990; Chief Executive Officer since July
                                                  1991; Executive Vice President from July 1987 to January 1990)

 William J Gillilan III                51         Chairman, Centex Housing Group (since January 1997); President and
                                                  Chief Operating Officer (President from July 1991; until January 1997;
                                                  Chief Operating Officer from January 1990 until January  1997; Executive
                                                  Vice President from July 1989 until July 1991)

 Laurence E. Hirsch                    51         Chairman of the Board and Chief Executive Officer (Chairman of the
                                                  Board since July 1991; Chief Executive Officer since July 1988;
                                                  President from March 1985 until July 1991)

 David W. Quinn                        55         Vice Chairman of the Board and Chief Financial Officer (Vice
                                                  Chairman of the Board since May 1996; Chief Financial Officer since February 1987; Executive Vice President from February 1987 until May 1996)

 Raymond G. Smerge                     53         Vice President, Chief Legal Officer, General Counsel and Secretary
                                                  (Vice President and Chief Legal Officer since September 1985;
                                                  General Counsel and Secretary since April 1993)

 Barry G. Wilson                       38         Controller (Controller since July 1996; Assistant Controller from
                                                  April 1990 to July 1996)



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       (See Item 7 below.)

ITEM 6.  SELECTED FINANCIAL DATA

       (See Item 7 below.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the Centex 1997 Annual Report:

      ITEMS               CAPTION IN THE CENTEX 1997 ANNUAL REPORT      Pages
      -----               ----------------------------------------      -----
        5         Stock Prices and Dividends                              2

        5         Indebtedness (Note (E) to Consolidated Financial
                  Statements of Centex)                                 28-29

        6         Summary of Selected Financial Data                    50-51

        7         Short-term Debt and Long-term Debt (Note (E) to
                  Consolidated Financial Statements of Centex)          28-29

        7         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                    42-48

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information called for by this Item 8 is incorporated herein by reference to the Centex 1997 Annual Report as set forth in the Index to Consolidated Financial Statements and Schedules on page 22 of this Report (see
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (See Item 11 below.)

ITEM 11.  EXECUTIVE COMPENSATION

       Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company's Proxy Statement for the July 24, 1997 Annual Meeting of Stockholders (the "1997 Centex Proxy Statement"):

        ITEM           CAPTION IN THE 1997 CENTEX PROXY STATEMENT
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


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                             CENTEX 1997
                                                                            ANNUAL REPORT
                                                                                PAGES
                                                                            -------------
CENTEX CORPORATION AND SUBSIDIARIES
Data incorporated by reference to the Centex 1997 Annual Report:
       Report of Independent Public Accountants   . . . . . . . . . . . . .        41
       Statements of Consolidated Earnings for the Years Ended
           March 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . .        19
       Consolidated Balance Sheets as of March 31, 1997 and 1996  . . . . .       20-21
       Statements of Consolidated Cash Flows for the Years Ended
           March 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . .        22
       Statements of Consolidated Stockholders' Equity
           for the Years Ended March 31, 1997, 1996 and 1995                       23
       Notes to Consolidated Financial Statements . . . . . . . . . . . . .       24-40
       Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . . . .        49

       Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

           (3) EXHIBITS

           The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 42-44 of this Report.

       (b) Reports on Form 8-K:

           None.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CENTEX CORPORATION
                                   --------------------------------------------
                                                     Registrant


 June 27, 1997                     By: /s/ LAURENCE E. HIRSCH
                                      -----------------------------------------
                                           Laurence E. Hirsch, Chairman of the
                                           Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 June 27, 1997                         /s/ LAURENCE E. HIRSCH
                                    -------------------------------------------
                                           Laurence E. Hirsch, Chairman of the
                                           Board and Chief Executive Officer
                                           (principal executive officer)



 June 27, 1997                         /s/ DAVID W. QUINN
                                   --------------------------------------------
                                           David W. Quinn, Vice Chairman of the
                                           Board and Chief Financial Officer
                                           (principal financial officer)


 June 27, 1997                         /s/ BARRY G. WILSON
                                   --------------------------------------------
                                           Barry G. Wilson, Controller
                                           (principal accounting officer)



                       Directors:  Alan B. Coleman, Dan W. Cook III, William J
                                   Gillilan III,  Laurence E. Hirsch, Clint W.
                                   Murchison, III, Charles H. Pistor, David W.
                                   Quinn, Paul R. Seegers, Paul T. Stoffel


 June 27, 1997                      By:/s/ LAURENCE E. HIRSCH
                                       ----------------------------------------
                                           Laurence E. Hirsch,
                                           Individually and as
                                           Attorney-in-Fact*



 --------------

         *Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                    PART B.

                    3333  HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.

PREFATORY STATEMENT

       PART B of this Report includes information relating to 3333 Holding Corporation ("Holding"), File No. 1-9624, and subsidiary, and Centex Development Company, L.P. ("CDC" or the "Partnership"), File No. 1-9625. See the Joint Explanatory Statement on page 2 of this Report. References to Holding in this Report shall include references to its subsidiary, 3333 Development Corporation, a Nevada corporation and the sole general partner of CDC ("Development"), unless the context otherwise requires. Because CDC is a separate reporting entity under the Exchange Act, the information required by Form 10-K is separately included even though CDC may be deemed a "subsidiary" of Holding under the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC") promulgated pursuant to the Exchange Act. Accordingly, information provided with respect to CDC should be deemed provided with respect to Holding to the extent appropriate. Information relating to both Holding and CDC is included herein as a single disclosure where applicable or appropriate; all other information is set forth separately. Reference is made to PART A of this Report for information relating separately to Centex Corporation ("Centex") and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS

       (a) Holding

       Holding is a Nevada corporation incorporated on May 5, 1987. Its executive offices are located at 2728 N. Harwood, Dallas, Texas 75201; telephone (214) 981-6700.

       Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of CDC, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and CDC (the "Holding/CDC Combining Financial Statements") included on page 57 of the Holding/CDC 1997 Annual Report, which Note (A) is incorporated herein by this reference.

       The principal liability of Holding is a note payable to Centex which had an unpaid balance of $7,000,000 at March 31, 1997. See "Item 13. Certain Relationships and Related Transactions". Presently, Holding is not engaged in any business other than its ownership and control of Development. The Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the "Partnership Agreement"), which governs the operations of CDC, provides that neither Holding nor Development shall be permitted, prior to payout (as defined in the Partnership Agreement) ("Payout") to own business interests or to engage in business activities other than those relating to CDC. Were Holding to engage in any other business activities, the Partnership Agreement would need to be amended to provide for the same.

       (b)  CDC

                        GENERAL DEVELOPMENT OF BUSINESS

       CDC is a Delaware limited partnership formed in March 1987 by Centex to broaden its line of business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate development and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex's core homebuilding operations, and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through CDC, an independent, publicly traded entity which is not consolidated with Centex for financial reporting purposes. Development, a wholly-owned subsidiary of Holding, is the sole general partner of CDC. CDC's executive offices are located at 2728 N. Harwood, Suite 800, Dallas, Texas 75201; telephone (214) 981-6700.

       CDC was formed to manage, develop and sell (i) certain real estate, principally nonresidential, undeveloped land (the "Original Properties"), contributed to CDC by certain wholly-owned subsidiaries of Centex (the "Original Limited Partners"), and (ii) other properties acquired by CDC in the ordinary course of business (the "Additional Properties"). Pursuant to the initial issuance of Partnership units (the "Distribution"), the Original Limited Partners received an aggregate of 1,000 Class A Units of limited partnership interest in CDC (the "Class A Units") in exchange for the Original Properties, which at the time of their contribution to CDC, had a market value of approximately $76 million. All of the 1,000 Class A Units are currently owned by Centex affiliates. Under the Partnership Agreement, the holders of the Class A Units of limited partnership interest are entitled to a 9% preferred return (the "Preferred Return") on their unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 61-62 of the Holding/CDC 1997 Annual Report, which Note (F) is incorporated herein by this reference.

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

       CDC has actively been developing and selling the Original Properties.
Of the twenty-four Original Properties contributed to the Partnership, only four remain. CDC has also acquired, developed, sold, or otherwise disposed of Additional Properties, including two projects in the Orlando, Florida area which were developed into nearly 1,150 residential lots, a portion of a 1,077 acre development in San Clemente, California zoned for residential and commercial development, and the Timberhill Shopping Center in Sonora, California. Most recently, CDC joint ventured the development of an apartment project in College Station, Texas. The project is currently being marketed for sale. During fiscal 1997 CDC formed a limited partnership with Centex Multi-Family Company, a Centex affiliate, to design and develop pre-sold apartment complexes. The initial areas targeted for development include land owned by CDC and Centex affiliates.

       Given recent improvement in certain real estate markets and the economy in general, CDC management is evaluating the potential for development of retail facilities and other types of real estate for investment or sale in certain strategic markets, either directly or through partnerships or joint ventures with others. Management of Centex and CDC and Holding believe that the existing relationships between them, including development and general management assistance, are necessary in order to maximize the potential for these additional development activities.

                         DESCRIPTION OF CDC SECURITIES

       Pursuant to the terms of a nominee agreement among Centex Holding, CDC and the Nominee (the "Nominee Agreement") restrictions are imposed on the transfer of the Holding Common Stock and the Stockholder Warrants separate from Centex Common Stock. Centex may, in its sole discretion, terminate the Nominee Agreement as to all or any portion of the Stockholder Warrants and the Holding Common Stock (collectively, the "Deposited Securities") and, unless sooner terminated, the Nominee Agreement will terminate as to the Stockholder Warrants on November 30, 2007 (the "Scheduled Detachment Date"). Centex is not obligated to terminate the Nominee Agreement as to the Holding Common Stock. The termination of the Nominee Agreement as to any of the Deposited Securities will cause a detachment ("Detachment") of such securities from the Centex Common Stock. Upon a termination of the Nominee Agreement, certificates evidencing each Centex Stockholder's pro rata portion of the Deposited Securities in respect of which the Nominee Agreement was terminated will be delivered to the Centex Stockholders of record as of the record date set for the Detachment. From and after such record date, certificates evidencing Centex Common Stock will no longer represent the beneficial interest in the detached Deposited Securities.

                       NARRATIVE DESCRIPTION OF BUSINESS

       In general, the Partnership Agreement authorizes CDC to engage in all aspects of the real estate business, provided that all activities related to the Original Properties must be conducted pursuant to the Plan for Original Properties, which is an exhibit to the Partnership Agreement (the "Plan"). The Plan prescribes in general terms the manner by which CDC will conduct its activities in respect to the Original Properties, including guidelines as to sales, maintenance and zoning of the Original Properties, and places restrictions on these and other types of activities, including, in certain instances, the sale of any Original Property without the consent of its limited partners.

       CDC continues to analyze potential uses for certain of the remaining Original Properties in order to determine the highest and best use that can be made of the tracts. CDC will decide whether to seek zoning changes to accommodate a higher use, further develop these properties, or to seek the sale of all or a portion thereof. If not developed sooner, the Plan provides that CDC will generally endeavor to sell the remaining Original Properties over time for the best price available, taking into account the condition of the marketplace and CDC's cash flow requirements.

       The Partnership had a backlog of land sales of approximately $14 million as of March 31, 1997, and $6 million as of March 31, 1996. The ultimate sales prices may vary due to contractual clauses that adjust the price depending upon the closing date.

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

       For additional information concerning material properties owned by CDC at March 31, 1997, see "Item 2. Properties".

                           COMPETITION AND REGULATION

       Within the geographical areas where the remaining Original Properties and the Additional Properties are located, CDC is subject to substantial competition from other owners of similarly-situated or developed properties who wish to sell or develop their properties, many of whom may hold or be in the process of developing more parcels than CDC, or may have greater financial resources and longer operating histories than CDC. CDC may also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates, and institutional investors and developers, seeking similar investments.

       CDC's properties are generally located in geographical areas where there is moderate to good demand for land suitable for development, including Florida, New Jersey and Texas. Management believes the CDC properties are well positioned to compete with similar properties within each of these geographic areas.

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

       (b) CDC

       The remaining Original Properties and the Additional Properties consist of properties located in Texas, New Jersey and Florida. Such properties predominantly consist of undeveloped sites zoned for light industrial, agricultural, general retail, office industrial, business park, research and development and single-family and multi-family residential property purposes.

       At March 31, 1997, there were four remaining Original Properties owned by CDC. None of the Additional Properties are considered material. Set forth below is a brief description of such properties, including the present zoning.

       Colony South Planning Unit. Colony South Planning Unit is located in suburban Dallas, Texas in the cities of The Colony (approximately 272 acres) and Lewisville (approximately 121 acres). The Colony acreage is zoned office, general retail, and business park. The Lewisville acreage is zoned light industrial.

       East Windsor. East Windsor is a development comprised of approximately 600 acres with residential tracts, farm parcels and 100 acres of office industrial zoned property in East Windsor, New Jersey, a township located in the vicinity of Princeton. At March 31, 1997 there were 485 remaining acres owned by CDC. One hundred seventy-four quarter acre lots and 46 half acre lots have been sold to Centex Homes, a general partnership wholly-owned by Centex Real Estate Corporation ("CREC") and subsidiaries of CREC. Zoning is in place for an additional 274 quarter acre lots and 76 half acre lots.

       Bryan Place. Bryan Place is located in Dallas, Texas just east of downtown and Central Expressway. It is comprised of 20 non-contiguous parcels, zoned office, commercial, retail and residential ranging from approximately 2,000 square feet to 154,000 square feet. The total area of the property is approximately 674,000 square feet of which 578,000 square feet are Original Properties and the balance are Additional Properties.

       Carrollton Property. The Carrollton Property is located in the City of Carrollton, a suburb of Dallas, Texas. This property consists of one office and five fabrication-warehouse buildings on approximately 17 acres, zoned industrial, with a rail spur. This property is leased to Centex Homes through March 31, 1998; however, subsequent to year end this property was sold to Centex Homes for $2,866,000. See "Item 13. Certain Relationships and Related Transactions."

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

              NAME                                POSITION                                  AGE
              ----                                --------                                  ---
 J. Stephen Bilheimer                        President (1)                                  65

 Kimberly A. Pinson                          Vice President and Treasurer (2)               32


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

(2) Ms. Pinson is an employee of Vista Properties Company, a division of Centex Homes, and serves as Vice President, Treasurer, and Controller of Vista as well as of Holding. Ms. Pinson joined Vista Properties, Inc. (now CREC) in March 1993 and was elected to her present positions with Holding as of July 23, 1996. Prior thereto, Ms. Pinson was employed by MBNA Information Services, a Dallas-based credit card processing company, from 1990 to 1993. Positions held include Manager of Finance and Accounting and Manager of Administrative Planning.

       All executive officers of Holding are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. There are no family relationships among or between such executive officers or the directors. Holding's executive officers hold the same positions with its subsidiary, Development.

       Holding has no full-time employees. The directors and executive officers perform all executive management functions; all other services necessary to the conduct of Holding's business are performed by employees of a subsidiary of Centex or its designee under a services agreement. See "Item 10. Directors and Executive Officers of the Registrant--Services Agreement".

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) Holding

       Except as additionally provided below, the information called for by this Item 5 with respect to Holding is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 2 of the Centex 1997 Annual Report and (3) the information included in Notes
(F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 61-63 of the Holding/CDC 1997 Annual Report.

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

       The restrictions on the transfer of the Holding Common Stock and the Stockholder Warrants separate from Centex Common Stock are imposed by the terms of the Nominee Agreement. Centex Common Stock certificates issued after the date of the Nominee Agreement bear a legend referring to the restrictions on transfer imposed thereby.

       No dividends have been paid on shares of Holding Common Stock since the incorporation of Holding. Future cash dividends on Holding Common Stock will depend on the earnings, financial condition, capital requirements and other factors affecting Holding and Development.

       The provisions of the loan agreement and pledge and security agreement relating to Holding's $7,700,000 note to Centex (the "Holding Note"), which had a balance of $7,000,000 at March 31, 1997, include certain restrictive covenants that limit the extent to which Holding and its subsidiaries (including Development but not CDC or any Operating Partnership) may create, assume or guarantee additional indebtedness, pledge or encumber certain of their assets or otherwise take certain corporate actions. These covenants include limitations on (a) incurring, assuming or guaranteeing any other indebtedness, except indebtedness which provided for all payments of principal to be made after April 1, 1998, indebtedness that is fully and completely subordinated on terms satisfactory to Centex, and certain trade debt, (b) creating any additional liens other than statutory liens for taxes, certain mechanics' and materialmen's liens and other similar liens, (c) effecting a merger or consolidation, (d) selling property and (e) declaring any dividends or making certain other shareholder payments, as defined. Holding's obligations under the Holding Note are secured by a pledge of all of the issued and outstanding shares of the common stock of Development pursuant to a pledge and security agreement under which a default by Holding in the performance of its obligations could give Centex the right to vote such shares, to seek the registration under the Securities Act of 1933, as amended, of all or a portion thereof, and to sell such shares to satisfy Holding's obligations. See "Item
13. Certain Relationships and Related Transactions" and Note (G) of the Notes to the Holding/CDC Combining Financial Statements included on pages 62-63 of the Holding/CDC 1997 Annual Report, which Note (G) is incorporated herein by reference.

       (b) CDC

       Except as additionally provided below, the information called for by this Item 5 with respect to CDC is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices And Dividends" on page 2 of the Centex 1997 Annual Report and (3) the information included in Notes
(F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 61-63 of the Holding/CDC 1997 Annual Report.

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

       The restrictions on the transfer of the Stockholder Warrants and the Holding Common Stock separate from Centex Common Stock are imposed by the terms of the Nominee Agreement among Centex, Holding, CDC and the Nominee. Centex Common Stock certificates issued after the date of the Nominee Agreement bear a legend referring to the restrictions on transfer imposed thereby.

       No dividends or distributions have been made on the Stockholder Warrants since their issuance.

       Centex affiliates are the present holders of all of the Class A Units, and accordingly, at this time there is no public market for such securities. See "Item 1. Business--General Development of Business". In July 1995, in conjunction with the extension of the automatic detachment date from 1997 to 2007, CREC (now 2728 Holding Corporation), the then sole holder of all Class A Units, reduced its unrecovered capital, which is defined as the limited partners' initial capital contributions adjusted for repayments and other reductions, to $47,261,000 and waived all unpaid preference totaling $37,523,000. Unrecovered capital was reduced by an additional $4,500,000 during fiscal 1997 and $10,000,000 during fiscal 1996 through distributions made by the partnership. Preference payments in arrears at March 31, 1997 amounted to $5,736,000.

ITEM 6.  SELECTED FINANCIAL DATA

       (a) Holding

       The information called for by this Item 6 with respect to Holding is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 55-56 of the Holding/CDC 1997 Annual Report.

       (b) CDC

       The information called for by this Item 6 with respect to CDC is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 55-56 of the Holding/CDC 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (a) Holding

       The information called for by this Item 7 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 65 of the Holding/CDC 1997 Annual Report.

       (b) CDC

       The information called for by this Item 7 with respect to CDC is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 65 of the Holding/CDC 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information called for by this Item 8 is incorporated herein by reference to portions of the Holding/CDC 1997 Annual Report indicated in the Index to Financial Statements on page 39 of this Report (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) Holding

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

       Except as additionally provided below, the information called for by this Item 10 with respect to Holding is incorporated herein by reference to the information included under the caption "Election of Directors" and the information included under the caption "Section 16(a) Compliance" in Holding's proxy statement for the 1997 Annual Meeting of Stockholders of Holding to be held on July 24, 1997 (the "1997 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding" included in Part B of this Report following
Item 4.

SERVICES AGREEMENT

       Holding has no full-time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation". All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company ("CSC"). See "Item 13. Certain Relationships and Related Transactions". The term of the Services Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days written notice prior to December 31 of any year. However, the Services Agreement may not be terminated by Holding (other than in the event of a breach by CSC constituting gross negligence or willful or wanton misconduct) prior to the payment in full of the Holding Note, the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $30,000 were paid pursuant to the Services Agreement during fiscal 1997.

       (b) CDC

GENERAL PARTNER AND MANAGEMENT

       CDC has no directors, officers or employees and, instead, is managed by Development, its sole general partner. Directors and officers of Development perform all executive management functions required for CDC. Except as provided in the Plan with respect to the Original Properties, the limited partners of CDC have no power to direct or participate in the control of CDC, and Development makes all decisions regarding the acquisition, disposition or development of real estate belonging to CDC and all other decisions regarding CDC's business or operations. See "Item 1. Business". CDC has entered into a management agreement pursuant to which Holding will operate, manage and develop the properties of CDC for and on behalf of CDC. See "Management Agreement" below in this Item 10. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC in respect of its duties and obligations as general partner of CDC. See "Item 11. Executive Compensation".

DIRECTORS AND EXECUTIVE OFFICERS OF DEVELOPMENT

       Information concerning the present directors and executive officers of Development is set forth below. All of such persons have served in their capacities since the organization of Development, except as indicated.

         NAME                                       POSITION                            AGE
         ----                                       --------                            ---
         J. Stephen Bilheimer  . . . . . . . . .    Director and President (1)          65

         Josiah O. Low, III  . . . . . . . . . .    Director (2)*                       58

         David M. Sherer . . . . . . . . . . . .    Director (3)*                       60

         Kimberly A. Pinson  . . . . . . . . . .    Vice President and Treasurer (4)    32

 -------------
       *Member of the audit committee of the Board of Directors.

(1) Mr. Bilheimer is an employee of CDMC and served as Executive Vice President of CREC from April 1987 until March 31, 1988. Mr. Bilheimer was a director of Development from its date of incorporation until his resignation as of June 1, 1987. Mr. Bilheimer was re-elected to the Board of Directors on May 24, 1989.

(2) Mr. Low serves as Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation (since February 1988). Mr. Low is also a director of Holding. Mr. Low was elected as a director of Development as of June 1, 1987.

(3) Mr. Sherer has been President of David M. Sherer Associates, Inc., a commercial real estate, investment and brokerage firm, for 18 years. Mr. Sherer is also a director of Holding. Mr. Sherer was elected as a director of Development as of June 1, 1987.

(4) Ms. Pinson is an employee of Vista Properties Company, a division of Centex Homes, and serves as Vice President, Treasurer and Controller of Vista Properties Company, as well as Holding. Ms. Pinson joined Vista Properties, Inc. (now CREC) in March 1993 and was elected to her present positions with Holding as of July 23, 1996. Prior thereto, Ms. Pinson was employed by MBNA Information Services, a Dallas-based credit card processing company, from 1990 to 1993. Positions held include Manager of Finance and Accounting and Manager of Administrative Planning.

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

       Holding is entitled to reimbursement from CDC for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the Management Agreement, plus a $25,000 quarterly managerial fee. During fiscal 1997, Holding received $951,000 from CDC for its services.

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

ITEM 11.  EXECUTIVE COMPENSATION

       Holding and CDC

       The information called for by this Item 11 with respect to Holding and CDC is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 1997 Holding Proxy Statement.

       CDC does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC in respect of its duties and obligations as general partner for CDC. As general partner, Development is entitled to be allocated certain items of income and loss of CDC and to receive certain distributions of cash from CDC depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and will receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 61-62 of the Holding/CDC 1997 Annual Report, which Note (F) is incorporated herein by this reference.

       The directors and executive officers of Development perform all executive management functions for CDC. See "Item 10. Directors and Executive Officers of the Registrant". Services required by CDC in its operations are also provided pursuant to a Management Agreement with Holding pursuant to which Holding operates, manages and develops the properties of CDC for and on behalf of CDC. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement". The executive officers of Development did not receive any remuneration from Development or CDC for the year ended March 31, 1997. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During the 1997 fiscal year, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or CDC during the 1997 fiscal year.

       During fiscal 1997, J. Stephen Bilheimer, a Director and the President of Development, and Kimberly A. Pinson, Vice President and Treasurer of Development, both of whom are employees of subsidiaries of Centex, have devoted a majority of their time and attention to the management of Development and Holding. Mr. Bilheimer and Ms. Pinson provided such services to Development on behalf of and in their capacities as officers of Holding pursuant to the Management Agreement. Each current executive officer of Development continues to receive remuneration from Centex or one of its subsidiaries in his capacity as an officer or employee thereof and is not compensated by Development or CDC.

       The directors of Development, who also hold the same directorships in Holding and are neither officers nor employees of Development, Centex or Centex's subsidiaries, each receive annually in the form of directors' and committee members' fees in their capacities as directors and/or committee members of Development ($10,000) and Holding ($10,000). In addition, Development reimburses these directors for the reasonable expenses incurred in attending directors' and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (a) Holding

       The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1997 Holding Proxy Statement.

       (b) CDC

       The following table sets forth certain information with respect to the ownership of the equity securities of CDC as of May 30, 1997 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to CDC to be the beneficial owner of more than 5% of any class of CDC's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.

                                                    NAME OF                       NUMBER OF UNITS        PERCENT
        TITLE OF CLASS*                        BENEFICIAL OWNER**                OR WARRANTS OWNED       OF CLASS
        ---------------                        ------------------                -----------------       --------
 General Partner Interest (1)    3333 Development Corporation  . . . . . . . .          All                   100%
                                 2728 N. Harwood
                                 Dallas, Texas 75201

 Class A Units (2)               2728 Holding Corporation  . . . . . . . . . .          500                    50%
                                 2728 N. Harwood
                                 Dallas, Texas 75201

                                 Centex Homes  . . . . . . . . . . . . . . . .          500                    50%
                                 2728 N. Harwood
                                 Dallas, Texas 75201

 Stockholder Warrants (3)        3333 Development Corporation  . . . . . . . .           --                    ***

                                 J. Stephen Bilheimer  . . . . . . . . . . . .           --                    ***

                                 Josiah O. Low, III  . . . . . . . . . . . . .           --                    ***

                                 David M. Sherer . . . . . . . . . . . . . . .           --                    ***

                                 All directors and executive officers of
                                 Development as a group (4 persons)  . . . . .           --                    ***

                                 Barclays Global Investors, NA
                                 and Barclays Global Fund Advisor (4)  . . . .           58                  5.82%
                                 45 Fremont Street
                                 San Francisco, California 94105

                                 Sanford C. Bernstein & Co., Inc. (5)  . . . .           91                  9.08%
                                 767 Fifth Avenue
                                 New York, New York 10153

                                 FMR Corp. (6) . . . . . . . . . . . . . . . .          131                 13.07%
                                 82 Devonshire Street
                                 Boston, Massachusetts 02109

                                 The Prudential Insurance Company
                                 of America (7). . . . . . . . . . . . . . . .           56                  5.64%
                                 Prudential Plaza
                                 Newark, New Jersey 07102-3777

 Centex Class B Unit             Centex Corporation  . . . . . . . . . . . . .          100                   100%
   Warrants (8)                  2728 N. Harwood
                                 Dallas, Texas 75201

 Class B Units (9)               Centex Corporation (10) . . . . . . . . . . .          350 (11)               28%  (10)
                                 2728 N. Harwood
                                 Dallas, Texas 75201

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

(2) The Class A Units were issued to the Original Limited Partners in exchange for the contribution to CDC of the Original Properties. Record title to the Class A Units presently is held by Centex affiliates. See "Item 1. Business--General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units will be automatically converted into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units. The Class A Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

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

(4) Based solely upon information contained in the Schedule 13G of Barclays Global Investors, NA ("BGI"), reporting the ownership of 1,584,882 shares of Centex Common Stock (and therefore to own a beneficial interest in 54 Stockholder Warrants), and Barclays Global Fund Advisors ("BGFA"), reporting the ownership of 108,488 shares of Centex Common Stock (and therefore to own a beneficial interest in four Stockholder Warrants) filed with the SEC on February 14, 1997 (the "Barclays 13G"), with respect to Centex Common Stock owned as of December 31, 1996. According to the Barclays 13G, such number includes 1,473,715 shares (and therefore to own a beneficial interest in 50 Stockholder Warrants) over which BGI had sole voting power, 1,584,882 shares (and therefore to own a beneficial interest in 54 Stockholder Warrants) over which BGI had sole dispositive power and 108,488 shares (and therefore to own a beneficial interest in four Stockholder Warrants) over which BGFA had sole voting and dispositive power.

(5)    Based solely upon information contained in the Schedule 13G of Sanford
       C. Bernstein & Co., Inc. ("Bernstein") filed with the SEC on January 30, 1997 (the "Bernstein 13G") with respect to Centex Common Stock owned as of December 31, 1996. According to the Bernstein 13G, such number includes 1,417,121 shares (and therefore to own a beneficial interest in 49 Stockholder Warrants) over which Bernstein had the sole power to direct the vote, 292,208 shares (and therefore to own a beneficial interest in ten Stockholder Warrants) over which Bernstein had shared voting power and 2,641,957 shares (and therefore to own a beneficial interest in 91 Stockholder Warrants) over which Bernstein had sole dispositive power.

(6) Based solely upon information contained in the Schedule 13G/A (Amendment No. 10) of FMR Corp. filed with the SEC on February 10, 1997 with respect to Centex Common Stock owned as of December 31, 1996 (the "FMR 13G"). According to the FMR 13G, such number includes 16,784 shares (and therefore to own a beneficial interest in one Stockholder Warrant) over which FMR Corp. had the sole power to vote or direct the vote and 3,802,072 shares (and therefore to own a beneficial interest in 131 Stockholder Warrants) over which FMR Corp. had sole dispositive power. The ownership interest of one investment company, Fidelity Magellan Fund, amounted to 1,487,700 shares of Centex Common Stock.

(7) Based solely upon information contained in the Schedule 13G/A (Amendment No. 2) of The Prudential Insurance Company of America ("Prudential") filed with the SEC on February 6, 1997 with respect to Centex Common Stock owned as of December 31, 1996 (the "Prudential 13G"). According to the Prudential 13G, such number includes 231,400 shares (and therefore to own a beneficial interest in eight Stockholder Warrants) over which Prudential had sole voting or dispositive power, 1,391,320 shares (and therefore to own a beneficial interest in 48 Stockholder Warrants) over which Prudential had shared voting power and 1,409,820 shares (and therefore to own a beneficial interest in 48 Stockholder Warrants) over which Prudential had shared dispositive power.

(8) On November 30, 1987, Centex acquired from CDC 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 61-62 of the Holding/CDC 1997 Annual Report, which Note (F) is herein incorporated by this reference.

(9)    Presently, there are no Class B Units issued or outstanding.

(10) When issued, record title to 200 of these Class B Units will be held by the owners of the Class A Units. See footnote (2).

(11) The Class B Units that may be acquired upon conversion of outstanding Class A Units as of the date of the exercise of the Stockholder Warrants, which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex Common Stock, and the Class B Units that may be acquired upon exercise of the Centex Class B Unit Warrants, are included as "beneficially owned" pursuant to the rules and regulations of the Commission promulgated pursuant to the Exchange Act. See footnotes (2) and (3). The number of Class B Units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B Units but that no subdivision of any of the warrants has occurred; however, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any such subdivision or combination would necessarily change the number of Class B Units beneficially owned and the percent of class represented thereby.

       All of the issued and outstanding shares of Development have been pledged to secure the Holding Note. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       (a) Holding

       The information called for by this Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 1997 Holding Proxy Statement.

       (b) CDC

       Holding entered into a services agreement in May, 1987 with CSC, whereby CSC provides certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. Service fees of $30,000 were paid pursuant to this agreement for fiscal year 1997.

       CDC has entered into an agreement with Holding to provide management services to CDC in connection with the development, operation and maintenance of CDC property and other administrative services. Management fees and reimbursable costs totaling $951,000 were incurred under this agreement during fiscal 1997.

       In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7,700,000 from Centex pursuant to a secured promissory note (the "Holding Note"). The Holding Note, which had a fluctuating balance during 1997, bears interest, payable quarterly, at the prime rate of interest of NationsBank of Texas, N.A. ("NationsBank") plus 1% (9.5% at May 30, 1997). As of May 30, 1997, the outstanding principal balance of the Holding Note was $3,362,000. The Holding Note is secured by a pledge of all the issued and outstanding shares of Development. The Holding Note, as amended, matures on the earlier to occur of April 1, 1998 or the last detachment of Holding Common Stock and the Stockholders Warrants from Centex Common Stock pursuant to the Nominee Agreement. There was interest expense of $508,000 related to the Holding Note for the year ended March 31, 1997.

       In fiscal year 1997, CDC sold to Centex Homes certain tracts of land for $3,814,000 and has agreements to purchase an additional 29 lots from CDC.

       In 1987, Development advanced $7,700,000 to a wholly-owned subsidiary of Centex pursuant to an unsecured note and related loan agreement. The note bears interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8% (9 3/8% at May 30, 1997). As of May 30, 1997, the outstanding principal balance on the note was $7,700,000. The note, as amended, matures on April 30, 1998. Fiscal year 1997 interest income on the note totaled $713,000.

       Centex Homes has guaranteed a bank line of credit for CDC (currently $5,000,000) to utilize in conjunction with development of lots to be sold to Centex Homes. This line of credit, which had an outstanding balance of $-0-at May 30, 1997, bears interest at LIBOR plus 3/4% (6 7/16% at May 30, 1997), and is unsecured.

       CDC owns property in the City of Carrollton, a suburb of Dallas, Texas, which consists of one office and five fabrication-warehouse buildings on approximately 17 acres. CDC leases this property to Centex Homes pursuant to a five-year lease terminating on March 31, 1998. For fiscal 1997, CDC received rent from Centex Homes for this property in the amount of $200,000. Subsequent to year end, this property was sold to Centex Homes for $2,866,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Report:

           (1) and (2) See the Index to Financial Statements below for a list of the Financial Statements filed herewith.

                         INDEX TO FINANCIAL STATEMENTS



                                                                              HOLDING/CDC
                                                                              1997 ANNUAL
                                                                              REPORT PAGES
                                                                              ------------
3333 HOLDING CORPORATION AND SUBSIDIARY AND
       CENTEX DEVELOPMENT COMPANY, L.P.
Data incorporated by reference to the Holding/CDC
       1997 Annual Report:
       Report of Independent Public Accountants   . . . . . . . . . . .           53
       Combining Balance Sheets as of March 31, 1997 and 1996   . . . .           55
       Combining Statements of Operations and Cash Flows
              for the Years Ended March 31, 1997, 1996 and 1995   . . .           56
       Combining Statements of Stockholders' Equity and
              Partners' Capital for the Years
              Ended March 31, 1997, 1996 and 1995   . . . . . . . . . .           57
       Notes to Combining Financial Statements  . . . . . . . . . . . .         57-63
       Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . . .           64

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           (3) EXHIBITS

           (A) Holding

              The information on exhibits required by this Item 14 is set forth in the Holding Index to Exhibits appearing on pages 45-46 of this Report.

           (B) CDC

              The information on exhibits required by this Item 14 is set forth in the CDC Index to Exhibits appearing on pages 47-49 of this Report.

       (b) Reports on Form 8-K:

       Neither Holding nor CDC filed any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              3333 HOLDING CORPORATION
                                     ------------------------------------------
                                                      Registrant


 June 27, 1997                     By:        /s/ J. STEPHEN BILHEIMER
                                      -----------------------------------------
                                                  J. Stephen Bilheimer,
                                                        President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 June 27, 1997                                /s/ J. STEPHEN BILHEIMER
                                   --------------------------------------------
                                                  J. Stephen Bilheimer,
                                                        President
                                            (principal executive officer)



 June 27, 1997                                /s/ KIMBERLY PINSON
                                   --------------------------------------------
                                                  Kimberly Pinson,
                                            Vice President and Treasurer
                                             (chief accounting officer)

                       Directors:  J. Stephen Bilheimer, Josiah O. Low, III,
                                   David M. Sherer


 June 27, 1997                      By:       /s/ J. STEPHEN BILHEIMER
                                       ----------------------------------------
                                                  J. Stephen Bilheimer,
                                                  Individually and as
                                                    Attorney-in-Fact*

 --------------

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

                                       CENTEX DEVELOPMENT COMPANY,  L.P.
                                  ----------------------------------------
                                                 Registrant


                              By: 3333 Development Corporation, General Partner

 June 27, 1997                By:      /s/ J. STEPHEN BILHEIMER
                                  ----------------------------------------
                                           J. Stephen Bilheimer,
                                                 President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.



 June 27, 1997                         /s/ J. STEPHEN BILHEIMER
                              --------------------------------------------
                                           J. Stephen Bilheimer,
                                                 President
                                     (principal executive officer)


 June 27, 1997                         /s/ KIMBERLY PINSON
                              --------------------------------------------
                                           Kimberly Pinson,
                                     Vice President and Treasurer
                                      (chief accounting officer)



                  Directors:  J. Stephen Bilheimer, Josiah O. Low, III,
                              David M. Sherer


 June 27, 1997                By:      /s/ J. STEPHEN BILHEIMER
                                 -----------------------------------------
                                           J. Stephen Bilheimer,
                                            Individually and as
                                              Attorney-in-Fact*

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

 3.2        By-laws of Centex.                            Exhibit 3.2 to Centex 1993 Form 10-K

 4.1        Specimen Centex common stock certificate      Exhibit 4.3 to Joint Registration
            (with tandem trading legend and Rights        Statement of Centex, 3333 Holding
            Agreement legend).                            Corporation ("Holding") and Centex
                                                          Development Company, L.P. ("CDC"), on
                                                          Form S-8 filed with the Securities and
                                                          Exchange Commission ("the Commission") on
                                                          June 2, 1997 (the "1997 Form S-8")

 4.2        Nominee Agreement, dated November 30,         Exhibit 4.2 to Centex 1993 Form 10-K
            1987, by and between Centex, Holding and
            CDC, and Chemical Bank, as successor
            nominee.


 4.3        Agreement for Purchase of Warrants, dated     Exhibit 4.3 to Centex 1993 Form 10-K
            as of November 30, 1987, by and between
            Holding and Centex.

 4.4        Rights Agreement, dated as of October 2,      Exhibit 1 to Form 8-A Registration
            1996, between Centex and ChaseMellon          Statement of Centex dated October 2, 1996
            Shareholder Services, LLC, as rights
            agent.

 4.5        Instruments with respect to long-term debt    N/A
            which do not exceed 10% of the total
            assets of Centex and its subsidiaries have
            not been filed.  Centex agrees to furnish
            a copy of such instruments to the
            Commission upon request.


                               INDEX TO EXHIBITS

                              CENTEX CORPORATION
                         AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 10.1       Centex Corporation Stock Option Plan, as      Exhibit 10.1 to Centex 1993 Form 10-K
            amended.*

 10.2       Centex Corporation 1987 Stock Option Plan,    Exhibit 4.7 to the 1997 Form S-8 as filed
            as amended.*                                  with the Commission on June 2, 1997


 10.3       Credit Agreement, dated as of May 1, 1987,    Exhibit 10.2 to Amendment No. 3, dated
            by and between Holding and Centex and         November 24, 1987, to Registration
            related (i) Promissory Note, dated May 1,     Statement of Holding on Form 10 (File No.
            1987, executed by Holding and payable to      1-9624), dated July 12, 1987
            the order of Centex in the principal
            amount of $7,700,000 and (ii) Pledge and
            Security Agreement, dated as of May 1,
            1987, executed by Holding in favor of
            Centex.

 10.4       Executive Employment Agreement, dated as      Exhibit 10.6 to Centex 1993 Form 10-K
            of September 17, 1990, between Centex and
            Laurence E. Hirsch.*

 10.5       Executive Employment Agreement, dated as      Exhibit 10.7 to Centex 1993 Form 10-K
            of January 18, 1991, between Centex and
            David W. Quinn.*

 10.6       Executive Employment Agreement, dated as      Exhibit 10.8 to Centex 1993 Form 10-K
            of January 18, 1991, between Centex and
            William J Gillilan III.*

 10.7       Centex Corporation $2,000,000 Subordinated    Exhibit 10.8 to Centex 1995 Form 10-K
            Convertible Note issued to Laurence E.
            Hirsch on March 1, 1995.*

 10.8       Supplemental Executive Retirement Plan of     Exhibit 10.9 to Centex 1995 Form 10-K
            Centex Corporation.*

 13         Portions of Centex 1997 Annual Report and     Filed Herewith.
            Holding/CDC 1997 Annual Report.**

 21.1       List of Subsidiaries of Centex.               Filed Herewith.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 23.1       Consents of Independent Public                Filed Herewith.
            Accountants.

 24.1       Powers of Attorney.                           Filed Herewith.

 27.1       Financial Data Schedule.                      Filed Herewith.

--------------------

 *       Management contract or compensatory plan or arrangement.

 ** With the exception of the information expressly incorporated by reference in this Report from the Centex 1997 Annual Report and the Holding/CDC 1997 Annual Report, these two annual reports are not deemed filed with the Commission as part of this Report.

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                                 AND SUBSIDIARY

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 3.1        Articles of Incorporation of Holding.         Exhibit 3.2a to Amendment No. 1, dated
                                                          October 14, 1987 ("Amendment No. 1"), to
                                                          the Registration Statement of Holding on
                                                          Form 10 (File No. 1-9624), dated July 12,
                                                          1987 (the "Holding Registration
                                                          Statement")

 3.2        By-laws of Holding, as amended.               Exhibit 3.2 to Annual Report on Form 10-K
                                                          of Holding (File No. 1-9624) for fiscal
                                                          year ended March 31, 1993 (the "Holding
                                                          Form 10-K")

 4.1        Specimen Holding common stock                 Exhibit 4.1 to Amendment No. 1
            certificate.

 4.2        Specimen Centex common stock certificate      Exhibit 4.3 to 1997 Form S-8
            (with tandem trading legend and Rights
            Agreement legend).

 4.3        Nominee Agreement, dated as of November       Exhibit 4.3 to Holding Form 10-K
            30, 1987, by and between Centex, Holding
            and CDC, and Chemical Bank, as successor
            nominee.

 4.4        Agreement for Purchase of Warrants, dated     Exhibit 4.4 to Holding Form 10-K
            as of November 30, 1987, by and between
            Holding and Centex.

 10.1       Services Agreement, dated as of May 5,        Exhibit 10.1 to Amendment No. 3, dated
            1987, by and between Holding and Centex       November 24, 1987 ("Amendment No. 3"), to
            Service Company.                              the Holding Registration Statement


 10.2       Credit Agreement, dated as of May 1, 1987,    Exhibit 10.2 to Amendment No. 3
            by and between Holding and Centex and
            related (i) Promissory Note, dated May 1,
            1987, executed by Holding and payable to
            the order of Centex in the principal
            amount of $7,700,000 and (ii) Pledge and
            Security Agreement, dated as of May 1,
            1987, executed by Holding in favor of
            Centex.

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                           AND SUBSIDIARY--CONTINUED

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 10.3       Credit Agreement, dated as of May 1, 1987,    Exhibit 10.3 to the Holding Registration
            by and between 3333 Development               Statement
            Corporation ("Development") and Centex
            Real Estate Corporation ("CREC") and
            related Promissory Note, dated May 1,
            1987, executed by Centex International,
            Inc. (as assignee), payable to the order
            of Development in the principal amount of
            $7,700,000.

 13         Portions of Centex 1997 Annual Report and     Exhibit 13 of Centex Exhibits filed
            Holding/CDC 1997 Annual Report.*              herewith


 21.2       Subsidiaries of Holding.                      Filed Herewith.

 23.2       Consent of Independent Public Accountants.    Filed Herewith.

 24.2       Powers of Attorney.                           Filed Herewith.

 27.2       Financial Data Schedule.                      Filed Herewith.

---------------

       * With the exception of the information expressly incorporated by reference in this Report from the Centex 1997 Annual Report and the Holding/CDC 1997 Annual Report, these two annual reports are not deemed filed with the Commission as part of this report.

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.

  EXHIBIT                                                             FILED HEREWITH OR
  NUMBER                      EXHIBIT                             INCORPORATED BY REFERENCE
  ------                      -------                             -------------------------
 2.1        Option Agreement, dated as of November 3,     Exhibit 2.1 to Centex 1994 Form 10-K
            1988, by and between CDC and Estrella
            Properties, Ltd.

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

 3.1        Articles of Incorporation, as amended, of     Exhibit 3.2a to Amendment No. 1, dated
            Development as currently in effect.           October 14, 1987 ("CDC Amendment No. 1"),
                                                          to the Registration Statement of CDC on
                                                          Form 10 (File No. 1-9625), dated July 12,
                                                          1987 (the "CDC Registration Statement")

 3.2        By-laws of Development, as amended.           Exhibit 3.2 to Annual Report on Form 10-K
                                                          of CDC (File No. 1-9625) for fiscal year
                                                          ended March 31, 1993 (the "CDC Form
                                                          10-K")

 4.1        Certificates of Limited Partnership of        Exhibit 4.1 to the CDC Registration
            CDC.                                          Statement

 4.2        Amended and Restated Agreement of Limited     Exhibit 4.2 to Amendment No. 3, dated
            Partnership of CDC.                           November 24, 1987 ("CDC Amendment No.
                                                          3"), to the CDC Registration Statement

 4.3        Specimen certificate for Class A limited      Exhibit 4.3 to the CDC Registration
            partnership units.                            Statement

 4.4        Specimen certificate for Class B limited      Exhibit 4.4 to the CDC Registration
            partnership units.                            Statement

                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 4.5        Warrant Agreement, dated as of November       Exhibit 4.5 to CDC Form 10-K
            30, 1987, by and between CDC and Centex.

 4.6        Specimen warrant certificate.                 Exhibit 4.6 to CDC Amendment No. 3

 4.7        Specimen Centex common stock certificate      Exhibit 4.3 to 1997 Form S-8
            (with tandem trading legend and Rights
            Agreement legend).

 4.8        Nominee Agreement, dated as of November       Exhibit 4.8 to CDC Form 10-K
            30, 1987, by and between Centex, Holding
            and CDC, and Chemical Bank, as successor
            nominee.

 4.9        Agreement for Purchase of Warrants, dated     Exhibit 4.9 to CDC Form 10-K
            as of November 30, 1987, by and between
            CDC and Centex.

 4.10       Form of Operating Partnership Agreement.      Exhibit 4.9 to the CDC Registration
                                                          Statement

 10.1       Management Agreement by and between CREC      Exhibit 10.1 to CDC Amendment No. 3
            and CDC.

 10.2       Supplement to Management Agreement by and     Exhibit 10.1a to CDC Amendment No. 3
            between CREC and CDC.

 10.3       Documents of Conveyance of Property from      Exhibit 10.2 to CDC Amendment No. 1
            Centex Land Corporation to CDC.

 10.4       Documents of Conveyance of Property from      Exhibit 10.3 to the CDC Registration
            Centex Homes Corporation to CDC.              Statement

 10.5       Documents of Conveyance of Property from      Exhibit 10.4 to the CDC Registration
            Fox & Jacobs, Inc. to CDC.                    Statement

 10.6       Documents of Conveyance of Property from      Exhibit 10.5 to the CDC Registration
            Great Lakes Development Co., Inc. to CDC.     Statement

 10.7       Agreement, dated as of April 1, 1987, by      Exhibit 10.6 to the CDC Registration
            and among CDC, CREC, Centex Homes             Statement
            Corporation and Centex Land Company.

                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 10.8       Agreement, dated as of April 1, 1987, by      Exhibit 10.7 to the CDC Registration
            and between CDC and Centex Homes of New       Statement
            Jersey, Inc.

 10.9       Waiver Agreement, dated as of July 28,        Exhibit 10.9 to Annual Report on Form 10-
            1995, by and between CDC, CREC and            K of CDC (File No. 1-9625) for the fiscal
            Development.                                  year ended March 31, 1996 (the "1996 CDC
                                                          10-K")

 10.10      Waiver Agreement, dated as of September       Exhibit 10.10 to 1996 CDC 10-K
            13, 1995, but effective as of July 1,
            1995, by and between CDC, CREC and
            Development.

 10.11      Waiver Agreement, dated as of September       Exhibit 10.11 to 1996 CDC 10-K
            27, 1995, but effective as of July 1,
            1995, by and between CDC, CREC and
            Development.

 10.12      Waiver Agreement, dated as of December 31,    Exhibit 10.12 to 1996 CDC 10-K
            1995, by and between CDC, CREC and
            Development.

 10.13      Waiver Agreement, dated as of March 29,       Exhibit 10.13 to 1996 CDC 10-K
            1996, by and between CDC, CREC and
            Development.

 10.14      Waiver Agreement, dated as of January 8,      Exhibit 10.14 to 1996 CDC 10-K
            1996, but effective as of January 1, 1996,
            by and between CDC, CREC and Development.

 13         Portions of Centex 1997 Annual Report and     Exhibit 13 of Centex Exhibits filed
            Holding/CDC 1997 Annual Report.*              herewith

 23.3       Consent of Independent Public Accountants.    Filed Herewith.

 24.3       Powers of Attorney.                           Filed Herewith.

 27.3       Financial Data Schedule.                      Filed Herewith.

--------------------

       * With the exception of the information expressly incorporated by reference in this Report from the Centex 1997 Annual Report and the Holding/CDC 1997 Annual Report, these two annual reports are not deemed filed with the Commission as part of this report.