Form 10-Q
period 1997-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1997-08-13
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 JUNE 30, 1997

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

As of the close of business on August 8, 1997, 29,595,654 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

________________________________________________________________________________

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                                 JUNE 30, 1997


                               CENTEX CORPORATION

                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Consolidated Financial Statements                                                      1

                       Condensed Consolidated Statement of Earnings
                       for the Three Months Ended June 30, 1997                                                         2

                       Condensed Consolidated Balance Sheets                                                            3

                       Condensed Consolidated Statement of Cash Flows
                       for the Three Months Ended June 30, 1997                                                         4

                       Notes to Condensed Consolidated Financial Statements                                           5-8

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                         9-13

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                14

SIGNATURES                                                                                                             15

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                                                     PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.     Condensed Combining Financial Statements                                                        16

                       Condensed Combining Statement of Operations
                       for the Three Months Ended June 30, 1997                                                        17

                       Condensed Combining Balance Sheets                                                              18

                       Condensed Combining Statement of Cash Flows
                       for the Three Months Ended June 30, 1997                                                        19

                       Notes to Condensed Combining Financial Statements                                               20

           ITEM 2.     Management's Discussion and Analysis of Results
                       of Operations and Financial Condition                                                           21

PART II.   OTHER INFORMATION

           ITEM 6.     Exhibits and Reports on Form 8-K                                                                22

SIGNATURES                                                                                                          23-24

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                For the Three Months Ended
                                                                                         June  30,
                                                                         ------------------------------------------
                                                                               1997                     1996
                                                                         ----------------         -----------------
REVENUES
   Home Building
        Housing                                                          $        460,846         $         529,821
        Manufactured Housing                                                       31,894                     -
   Investment Real Estate                                                           6,780                     1,375
   Financial Services                                                              47,243                    37,931
   Construction Products                                                           77,954                    61,058
   Contracting and Construction Services                                          236,658                   262,226
                                                                         ----------------         -----------------
                                                                                  861,375                   892,411
                                                                         ----------------         -----------------
COSTS AND EXPENSES
   Home Building
        Housing                                                                   433,386                   500,736
        Manufactured Housing                                                       29,678                     -
   Investment Real Estate                                                          (1,369)                   (2,448)
   Financial Services                                                              42,038                    31,830
   Construction Products                                                           54,548                    45,860
   Contracting and Construction Services                                          235,647                   261,723
   Other, net                                                                       1,349                       129
   Corporate General and Administrative                                             4,360                     4,049
   Interest Expense                                                                 7,806                     9,582
   Minority Interest                                                               11,513                     7,599
                                                                         ----------------         -----------------
                                                                                  818,956                   859,060
                                                                         ----------------         -----------------

EARNINGS BEFORE INCOME TAXES                                                       42,419                    33,351
   Income Taxes                                                                    15,409                    11,532
                                                                         ----------------         -----------------

NET EARNINGS                                                             $         27,010         $          21,819
                                                                         ================         =================
EARNINGS PER SHARE                                                       $           0.90         $            0.75
                                                                         ================         =================
AVERAGE SHARES OUTSTANDING                                                     29,865,876                29,191,955
                                                                         ================         =================
CASH DIVIDENDS PER SHARE                                                 $           0.05         $            0.05
                                                                         ================         =================

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     Centex Corporation and
                                          Subsidiaries                  Centex Corporation              Financial Services
                                  ---------------------------      ---------------------------       ------------------------
                                    June 30,       March 31,         June 30,        March 31,        June 30,      March 31,
                                     1997*           1997**           1997*           1997**           1997*          1997**
                                  ----------      -----------      -----------     -----------       ----------     ---------
ASSETS
Cash and Cash Equivalents         $   42,202      $    31,320      $    30,132     $    21,679       $   12,070     $   9,641
Receivables -
   Residential Mortgage Loans        682,617          632,657             -               -             682,617       632,657
   Other                             359,317          354,728          331,781         331,091           27,536        23,637
   Affiliates                           -                -                -               -               6,604       (19,985)
Inventories                        1,086,299        1,001,759        1,086,299       1,001,759             -             -
Investments -
   Centex Development Company, L.P.   30,749           32,664           30,749          32,664             -             -
   Joint Ventures and Other            7,043            5,277            7,043           5,277             -             -
   Unconsolidated Subsidiaries          -               -               41,811          68,171             -             -
Property and Equipment, net          297,544          293,143          280,203         276,627           17,341        16,516
Other Assets -
   Deferred Income Taxes             191,560          197,413          192,869         195,983           (1,309)        1,430
   Goodwill, net                     108,508          103,622           96,583          91,442           11,925        12,180
   Deferred Charges and Other         30,987           26,246           21,347          18,233            9,640         8,013
                                  ----------      -----------      -----------     -----------       ----------     ---------
                                  $2,836,826      $ 2,678,829      $ 2,118,817     $ 2,042,926       $  766,424     $ 684,089
                                  ==========      ===========      ===========     ===========       ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and
   Accrued Liabilities            $  679,016      $   737,698      $   624,614     $   685,050       $   54,402     $  52,648
Short-term Debt                      820,855          627,518          160,000          47,000          660,855       580,518
Long-term Debt                       240,530          236,769          240,530         236,769             -             -
Minority Stockholders' Interest      134,646          142,230          131,894         139,493            2,752         2,737
Negative Goodwill                     94,837           98,837           94,837          98,837             -             -
Stockholders' Equity -
   Preferred Stock, Authorized
      5,000,000 Shares, None Issued     -                -                -               -                -             -
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      29,331,960 and 29,016,089
      respectively                     7,320            7,254            7,320           7,254                1             1
   Capital in Excess of Par Value     24,337           18,789           24,337          18,789           44,075        44,075
   Retained Earnings                 835,285          809,734          835,285         809,734            4,339         4,110
                                  ----------      -----------      -----------     -----------       ----------     ---------
Total Stockholders' Equity           866,942          835,777          866,942         835,777           48,415        48,186
                                  ----------      -----------      -----------     -----------       ----------     ---------
                                  $2,836,826      $ 2,678,829      $ 2,118,817     $ 2,042,926       $  766,424     $ 684,089
                                  ==========      ===========      ===========     ===========       ==========     =========

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                    For the Three Months Ended
                                                                                            June 30,
                                                                             ---------------------------------------
                                                                                    1997                 1996
                                                                             -----------------      ----------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                              $          27,010      $         21,819
   Adjustments -
      Depreciation and Amortization                                                      5,633                 3,093
      Deferred Income Taxes                                                              8,574                 8,644
      Equity in Earnings of  CDC and  Joint Ventures                                      (666)                 (503)
      Minority Interests in Earnings of Subsidiaries                                    11,513                 7,599
   Increase in Receivables                                                              (4,589)               (7,969)
   (Increase) Decrease in Residential Mortgage Loans                                   (49,960)               62,573
   Increase in Inventories                                                             (84,540)              (15,355)
   Decrease in Payables and Accruals                                                   (58,682)              (14,910)
   Increase in Other Assets                                                            (14,128)              (24,588)
   Other, net                                                                          (19,097)                9,071
                                                                             -----------------      ----------------
                                                                                      (178,932)               49,474
                                                                             -----------------      ----------------
CASH FLOWS - INVESTING ACTIVITIES
   Decrease in Advances to CDC and Joint Ventures                                          815                 2,069
  (Increase) Decrease in Property and Equipment, net                                   (12,254)                2,283
                                                                             -----------------      ----------------
                                                                                       (11,439)                4,352
                                                                             -----------------      ----------------

CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Debt                                                         197,098               (31,935)
   Proceeds from Stock Option Exercises                                                  5,614                 1,558
   Dividends Paid                                                                       (1,459)               (1,425)
                                                                             -----------------      ----------------
                                                                                       201,253               (31,802)
                                                                             -----------------      ----------------

NET INCREASE IN CASH                                                                    10,882                22,024

CASH AT BEGINNING OF PERIOD                                                             31,320                14,042
                                                                             -----------------      ----------------
CASH AT END OF PERIOD                                                        $          42,202      $         36,066
                                                                             =================      ================

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)


(A)     A summary of changes in stockholders' equity is presented below:

                                                                         Capital in
                                             Preferred      Common       Excess of       Retained
                                               Stock         Stock       Par Value       Earnings         Total
                                            -----------   ----------    -----------    ------------    ------------
                                                                     (dollars in thousands)

        Balance, March 31, 1997             $      -      $    7,254    $    18,789    $    809,734    $    835,777
          Net Earnings                             -            -              -             27,010          27,010
          Exercise of Stock Options                -              66          5,548           -               5,614
          Cash Dividends                           -            -              -             (1,459)         (1,459)
                                            -----------   ----------    -----------    ------------    ------------

        BALANCE, JUNE 30, 1997              $      -      $    7,320    $    24,337    $    835,285    $    866,942
                                            ===========   ==========    ===========    ============    ============




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

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L. P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                                              June 30,                 March 31,
                                                                                1997                    1997 *
                                                                          ----------------         ----------------
ASSETS
   Cash and Cash Equivalents                                              $         43,485         $         31,950
   Receivables                                                                   1,043,770                  989,886
   Inventories                                                                   1,124,293                1,041,855
   Investments - Joint Ventures and Other                                            7,226                    5,479
   Property and Equipment, net                                                     297,544                  293,143
   Other Assets                                                                    331,165                  327,281
                                                                          ----------------         ----------------
                                                                          $      2,847,483         $      2,689,594
                                                                          ================         ================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                               $        681,903         $        740,230
   Short-term Debt                                                                 827,355                  634,573
   Long-term Debt                                                                  240,530                  236,769
   Minority Stockholders' Interest                                                 134,646                  142,230
   Negative Goodwill                                                                94,837                   98,837
   Stockholders' Equity                                                            868,212                  836,955
                                                                          ----------------         ----------------
                                                                          $      2,847,483         $      2,689,594
                                                                          ================         ================

*Condensed from audited financial statements.

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS

                             (dollars in thousands)

                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                          -----------------------------------------
                                                                                1997                     1996
                                                                          ----------------         ----------------
   Revenues                                                               $        864,183         $        892,583
   Costs and Expenses                                                              821,672                  859,052
                                                                          ----------------         ----------------
   Earnings Before Income Taxes                                                     42,511                   33,531
   Income Taxes                                                                     15,409                   11,532
                                                                          ----------------         ----------------
   NET EARNINGS                                                           $         27,102         $         21,999
                                                                          ================         ================

(C) In order to assure the future availability of land for its Home Building operation, the Company has made deposits totaling $17 million as of June 30, 1997 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $387 million. These options and commitments expire at various dates to the year 2003. The Company has also committed to purchase land and developed lots totaling approximately $18 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $9 million.

(D) Interest expense relating to the financial services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                     6/30/97             6/30/96
                                                                     -------             -------
                     Total Interest Incurred                         $17,004             $17,816
                     Less - Financial Services                        (9,198)             (8,234)
                                                                     -------             -------
                     Interest Expense                                $ 7,806             $ 9,582
                                                                     =======             =======

(E) During the quarter ended June 30, 1994, Centex Construction Products, Inc. (CXP) completed an initial public offering of 51% of its stock and began trading on the New York Stock Exchange under the symbol "CXP". As a result of CXP's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50% (54.4% as of June 30, 1997). Accordingly, beginning with the quarter ended June 30, 1996, CXP's financial results have been consolidated with those of Centex.

(F) During the quarter ended June 30, 1996, Centex's Home Building subsidiary completed a business combination transaction and reorganization with Vista Properties, Inc. that increased Centex's ownership of Vista's common stock from approximately 53% to 99.975%. Under the terms of the combination transaction, Centex's Home Building assets and operations were contributed to Vista in exchange for 12.4 million shares of Vista's common stock and Vista changed its name to Centex Real Estate Corporation.

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

(G) During March, 1997, Centex Real Estate Corporation acquired 78% of Cavco Industries, Inc.'s (Cavco) outstanding common stock at $26.75 per share for a total of $74.3 million. Prior to the acquisition, Cavco's common stock was publicly traded on the NASDAQ National Market. Goodwill of $68.7 million was recorded in connection with the acquisition (approximately $53.6 million relates to the 78% acquired by Centex) and is being amortized to earnings over 30 years.

      Cavco's operations are being reported through the "Manufactured Housing" segment within the Home Building line of business.

(H) In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No. 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

      SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Proforma basic and diluted EPS for the three months ended June 30, 1997 and 1996, assuming that SFAS No. 128 was effective as of the beginning of the year are presented below.

                                                    Three Months Ended
                                                         June 30,
                                                   --------------------
                                                    1997           1996
                                                    -----          -----
      Earnings per common share:
           Basic                                    $0.93          $0.77
           Diluted                                  $0.90          $0.74

                              CENTEX CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

      Centex's consolidated revenues for the quarter were $861.4 million, 3% less than $892.4 million for the same quarter last year. Earnings before income taxes were $42.4 million, 27% higher than $33.4 million last year. Net earnings were $27.0 million and earnings per share were $.90 for this quarter compared to $21.8 million and $.75, respectively, for the same quarter last year.


HOME BUILDING

      Housing

      The following summarizes Housing results for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 (dollars in millions, except per unit data):

                                                                         Quarter Ended                        Quarter Ended
                                                                            6/30/97                              6/30/96
                                                                  ---------------------------           -------------------------
                   Housing Revenues                               $     460.8           100.0%          $     529.8         100.0%
                   Cost of Sales                                       (368.4)          (79.9%)              (432.3)        (81.6%)
                   Selling, General & Administrative                    (64.9)          (14.1%)               (68.4)        (12.9%)
                                                                  -----------           -----           -----------         -----
                   Operating Earnings                             $      27.5             6.0%          $      29.1           5.5%
                                                                  ===========           =====           ===========         =====
                   Units Closed                                         2,566                                 3,095
                   Unit Sales Price                               $   177,469                           $   167,374
                        % Change                                          6.0%                                  4.5%
                   Operating Earnings per Unit                    $    10,701                           $     9,397
                        % Change                                         13.9%                                 34.5%


      The 14% improvement in the per unit operating margin for the quarter ended June 30, 1997 despite the decline in closings reflects the Company's continuing concentration on improved operating efficiencies.

      Home closings for the quarter declined to 2,566 units, a 17% decrease
over 3,095 units for the same quarter last year.   Home sales (orders) declined
to 3,099 for the quarter this year, 2% less than 3,153 units for the same quarter a year ago. The backlog of homes sold but not closed at June 30, 1997 was 4,841 units, 13% less than the June 30, 1996 backlog, but 12% higher than the backlog at March 31, 1997.

      Manufactured Housing

      The following summarizes Manufactured Housing's results for the quarter ended June 30, 1997 (dollars in millions):

                                                                Quarter Ended
                                                                   6/30/97
                                                             ---------------------
                   Manufactured Housing Revenues             $ 31,894        100.0%
                   Cost of Sales                              (26,352)       (82.6%)
                   Selling, General & Administrative           (2,753)        (8.7%)
                                                             --------        -----
                   Earnings before Goodwill and
                        Minority Interest                       2,789          8.7%
                   Goodwill Amortization                         (573)       =====
                                                             --------
                   Earnings before Minority Interest            2,216
                   Minority Interest Expense                     (488)
                                                             --------
                        Operating Earnings                   $  1,728
                                                             ========
                   Units Produced                               1,218
                                                             ========


      The Manufactured Housing operation was acquired in late March, 1997. Accordingly, there is no comparative data for the quarter ended June 30, 1996.


INVESTMENT REAL ESTATE

      For the quarter ended June 30, 1997, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $8.1 million versus $3.8 million for the same quarter a year ago. The gain for the current quarter was primarily due to increased land sales.

FINANCIAL SERVICES

      The following summarizes Financial Services' results for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 (dollars in millions):

                                                    Quarter Ended      Quarter Ended
                                                       6/30/97            6/30/96
                                                      ---------         -----------
      Revenues                                        $    47.2         $      37.9
      Operating Earnings                              $     5.2         $       6.1
      Origination Volume                              $   1,432         $     1,403
      Number of Loans Originated
           Centex-built Homes ("Builder")                 1,772               2,344
           Non-Centex-built Homes ("Retail")              9,480               9,499
           Home Equity                                      849                 225
                                                      ---------         -----------
                                                         12,101              12,068
                                                      =========         ===========


      Builder applications of 2,405 were the same as last year while Retail applications increased 6% to 10,177. The profit per loan for this year's quarter was $493, 19% less than the per loan profit for the same quarter a year ago.

      Centex Home Equity Corporation (CHEC) applications of 1,177 increased 44% from applications for the same quarter a year ago. CHEC should become profitable in the latter part of fiscal 1998.


CONSTRUCTION PRODUCTS

      CXP's operating earnings, net of minority interest, were $12.3 million for the quarter this year, 61% higher than last year's earnings. Revenues from CXP were $78.0 million for the quarter this year, 28% higher than last year.

      CXP's record earnings resulted from a strong increase in Gypsum Wallboard operating earnings due to significantly higher pricing and increased volumes related to CXP's acquisition of the Eagle Gypsum wallboard plant in late fiscal 1997. Results from CXP's Cement operation also improved.

CONTRACTING AND CONSTRUCTION SERVICES

      The following summarizes Contracting and Construction Services results for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 (dollars in millions):

                                           Quarter Ended       Quarter Ended
                                              6/30/97             6/30/96
                                            -----------         ------------
      Revenues                              $     236.7         $      262.2
      Operating Earnings                    $       1.0         $         .5
      New Contracts Received                $       188         $        277
      Backlog of Uncompleted Contracts      $     1,066         $      1,217


      The construction sector is improving as the economy strengthens and profit margins on contracts recently acquired by the group continue to improve. The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of approximately $58 million during both the current quarter and the same quarter last year.


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

      The $197.1 million increase in debt was primarily used to fund the increase in both residential mortgage loans and inventories and to reduce payables and accruals. The increase in residential mortgage loans was primarily due to the increase in the Company's new home equity lending business.

      The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

      Due to the Company's excellent financial performance, it increased its dividend by 40% to $.28 annually or $.07 per quarter from $.20 annually or $.05 per quarter beginning with the dividend payable in October, 1997.

      Recent lower interest rates have favorably impacted home sales and mortgage applications. If interest rates remain at or near current levels, the Company's Home Building sales and margins should continue to increase and fiscal 1998 Home Building results could surpass 1997's record levels. Centex also expects improved performances from its other businesses, including Financial Services and Manufactured Housing, as well as positive results from Contracting and Construction Services.


         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

      The information contained in this report includes forward looking statements involving a number of risks and uncertainties. In addition to the factors discussed, other determinants that could cause actual results to differ include: increases in interest rates; business conditions; growth in the home building, financial services, contracting and construction services, and construction products industries and the economy in general; competitive factors; and the cost of building materials. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development Company, L.P., and in the Annual Report on Form 10-K for Centex Construction Products, Inc., for the fiscal year ended March 31, 1997. Both reports are filed with the Securities and Exchange Commission.

                               CENTEX CORPORATION

                          PART II.  OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                      Exhibit 27 - Financial Data Schedule

                 (b)  Reports on Form 8-K

                      The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.


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



                                           CENTEX CORPORATION
                                ----------------------------------------
                                               Registrant


August 12, 1997                            /s/ JOHN T. EGELAND
                                ----------------------------------------
                                             John T. Egeland
                                      Executive Vice President and
                                         Chief Financial Officer
                                      (principal financial officer)


August 12, 1997                           /s/ BARRY G. WILSON
                                ----------------------------------------
                                             Barry G. Wilson
                                               Controller
                                       (chief accounting officer)

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
                                  (unaudited)


                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                    ------------------------------------------------------------------------------------------
                                                       1997                                          1996
                                    ------------------------------------------      ------------------------------------------
                                                                  3333 HOLDING                                    3333 HOLDING
                                                      CENTEX      CORPORATION                         CENTEX       CORPORATION
                                                   DEVELOPMENT         AND                         DEVELOPMENT          AND
                                      COMBINED     COMPANY, L.P.   SUBSIDIARY         COMBINED     COMPANY, L.P.   SUBSIDIARY
                                    ------------  -------------  -------------      ------------  -------------   ------------
Revenues                               $3,741           $3,623           $412           $3,472           $3,322           $ 579

Costs and Expenses                      2,950            2,924            320            3,116            3,146             399
                                       ------           ------           ----           ------           ------           -----

Earnings Before Income Taxes              791              699             92              356              176             180

Income Taxes                                -                -              -                -                -               -
                                       ------           ------           ----           ------           ------           -----

Net Earnings                           $  791           $  699           $ 92           $  356           $  176           $ 180
                                       ======           ======           ====           ======           ======           =====

Earnings Per Share/Unit
   (Average Outstanding Shares,
   1,000; Units, 1,000)                                 $  699           $ 92                            $  176           $ 180
                                                        ======           ====                            ======           =====




See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                                  JUNE 30, 1997*                          MARCH 31, 1997**
                                                       ------------------------------------      -----------------------------------
                                                                                 3333 HOLDING                  CENTEX    333 HOLDING
                                                                     CENTEX      CORPORATION                 DEVELOPMENT CORPORATION
                                                                   DEVELOPMENT       AND                       COMPANY         AND
                                                       COMBINED   COMPANY, L.P.   SUBSIDIARY     COMBINED        L.P.     SUBSIDIARY
                                                       --------   -------------  -----------     --------    -----------  ----------
ASSETS
   Cash                                                 $ 1,283       $ 1,277       $     6       $   630       $   625       $    5
   Accounts Receivable                                      318           540           182           312           868          176
   Notes Receivable -
      Centex Corporation and Subsidiaries                 7,700             -         7,700         7,700             -        7,700
      Other                                               1,700         1,700             -         2,365         2,365            -
   Investment in Affiliate                                    -             -           767             -             -          767
   Investment in Real Estate Joint Venture                  183           183             -           202           202            -
   Projects Held for Development and Sale                36,723        36,723             -        38,918        38,918            -
   Other Assets                                             110           110             -             -             -            -
                                                        -------       -------       -------       -------       -------       ------

                                                        $48,017       $40,533       $ 8,655       $50,127       $42,978       $8,648
                                                        =======       =======       =======       =======       =======       ======



LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

   Accounts Payable and Accrued
      Liabilities                                       $ 2,987       $ 2,821       $   570       $ 2,648       $ 2,410       $  970
   Notes Payable -
      Centex Corporation and Subsidiaries                 7,315             -         7,315         7,000             -        7,000
      Other                                               6,500         6,500             -         7,055         7,055            -
   Land Sale Deposits                                        10            10             -            10            10            -
                                                        -------       -------       -------       -------       -------       ------
         Total Liabilities                               16,812         9,331         7,885        16,713         9,475        7,970

         Stockholders' Equity and
            Partners' Capital                            31,205        31,202           770        33,414        33,503          678
                                                        -------       -------       -------       -------       -------       ------

                                                        $48,017       $40,533       $ 8,655       $50,127       $42,978       $8,648
                                                        =======       =======       =======       =======       =======       ======


*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                              -------------------------------------------------------------------------------------
                                                                  1997                                          1996
                                              -------------------------------------------    --------------------------------------
                                                                             3333 HOLDING                              3333 HOLDING
                                                                CENTEX       CORPORATION                  CENTEX       CORPORATION
                                                              DEVELOPMENT        AND                    DEVELOPMENT        AND
                                                COMBINED     COMPANY, L.P.   SUBSIDIARY     COMBINED    COMPANY, L.P.    SUBSIDIARY
                                                --------     -------------   ------------   --------    -------------  ------------
Cash Flows - Operating Activities
   Net Earnings                                  $   791        $   699        $    92        $   356        $   176        $   180
   Net Change in Payables, Accruals,
     Deposits and Receivables                        333            739           (406)           394           (523)           917
   Decrease in Notes Receivable                      665            665              -          1,028          1,028              -
   Decrease (Increase) in Advances to
     Joint Venture                                    19             19              -            (37)           (37)             -
   Decrease in Projects Held for
     Development and Sale                          2,195          2,195              -          2,554          2,554              -
   Increase in Other Assets                         (110)          (110)             -              -              -              -
                                                 -------        -------        -------        -------        -------        -------
                                                   3,893          4,207           (314)         4,295          3,198          1,097
                                                 -------        -------        -------        -------        -------        -------

Cash Flows - Financing Activities
   Increase (Decrease) in Notes Payable -
     Centex Corporation and Subsidiaries             315              -            315         (1,100)             -         (1,100)
     Other                                          (555)          (555)             -         (1,373)        (1,373)             -
   Capital Distributions                          (3,000)        (3,000)             -         (1,500)        (1,500)             -
                                                 -------        -------        -------        -------        -------        -------
                                                  (3,240)        (3,555)           315         (3,973)        (2,873)        (1,100)
                                                 -------        -------        -------        -------        -------        -------

Net Increase (Decrease) In Cash                      653            652              1            322            325             (3)

Cash At Beginning Of Year                            630            625              5            231            225              6
                                                 -------        -------        -------        -------        -------        -------

Cash At End Of Period                            $ 1,283        $ 1,277        $     6        $   553        $   550        $     3
                                                 =======        =======        =======        =======        =======        =======



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)


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

(C) The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $594,000 and $2,908,000 for the three months ended June 30, 1997 and 1996, respectively. Additionally, during the three months ended June 30, 1997, the Partnership sold property located in Carrollton, Texas to Centex Homes for $2,866,000.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).


                                               For the Three Months Ended June 30, 1997
                              -------------------------------------------------------------------------------
                                                                                 3333 Holding Corporation
                                          Centex Development Company, L.P.            and Subsidiary
                                          ---------------------------------   -------------------------------
                                          CLASS B     GENERAL     LIMITED               CAPITAL IN
                                           UNITS     PARTNERS'   PARTNERS'     STOCK     EXCESS OF  RETAINED
                              COMBINED    WARRANTS    CAPITAL     CAPITAL     WARRANTS   PAR VALUE  EARNINGS
                              --------    -------    ---------   ---------    --------  ----------  ---------
Balance at March 31, 1997     $ 33,414    $   500    $     767   $  32,236    $      1  $     800   $    (123)
Capital Distributions           (3,000)         -            -      (3,000)          -          -           -
Net Earnings                       791          -            -         699           -          -          92
                              --------    -------    ---------   ---------    --------  ----------  ---------
BALANCE AT JUNE 30, 1997      $ 31,205    $   500    $     767   $  29,935    $      1  $      800  $     (31)
                              ========    =======    =========   =========    ========= ==========  =========


The Partnership agreement provides that Class A limited partners are entitled to a cumulative preferred return of 9% per annum on their unrecovered capital. Unrecovered capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals.

During the three months ended June 30, 1997, the Partnership made preference payments totaling $3.0 million to its limited partners, which are Centex affiliates. Preference payments in arrears at June 30, 1997 amounted to $3.6 million and unrecovered capital totaled $32.8 million.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the quarter ended June 30, 1997 of $3.7 million included results from the sale of residential property in Florida and commercial property in Texas. Revenues of $3.5 million for the quarter ended June 30, 1996 included the sale of residential property in Illinois and New Jersey. The quarter ended June 30, 1997 reflected combined net earnings of $791,000, compared to $356,000 for the same quarter last year. The improvement in earnings relates to the higher gross margin on real estate sales for the quarter ended June 30, 1997 compared to the same quarter last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from sales and the principal collection on notes receivable during the three months ended June 30, 1997 was sufficient to allow for the Partnership to make preference payments totalling $3.0 million to its limited partners, which are Centex affiliates.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)   Exhibits

                     Exhibit 27.1 - Financial Data Schedule
                     Exhibit 27.2 - Financial Data Schedule


             (b)   Reports on Form 8-K

                     The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.



All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       3333 HOLDING CORPORATION
                                ----------------------------------------
                                               Registrant


August 12, 1997                          /s/ J. STEPHEN BILHEIMER
                                ----------------------------------------
                                           J. Stephen Bilheimer
                                                 President


August 12, 1997                             /s/ KIMBERLY PINSON
                                ----------------------------------------
                                                Kimberly Pinson
                                         Vice President and Treasurer
                                          (chief accounting officer)

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




                                    CENTEX DEVELOPMENT COMPANY, L.P.
                                ----------------------------------------
                                             Registrant
                                   By:  3333 Development Corporation,
                                             General Partner


August 12, 1997                         /s/ J. STEPHEN BILHEIMER
                                ----------------------------------------
                                          J. Stephen Bilheimer
                                               President


August 12, 1997                            /s/ KIMBERLY PINSON
                                ----------------------------------------
                                             Kimberly Pinson
                                      Vice President and Treasurer
                                       (chief accounting officer)

                              Index to Exhibits

Exhibit No      Description
----------      -----------
Exhibit 27      Financial Data Schedule
Exhibit 27.1    Financial Data Schedule
Exhibit 27.2    Financial Data Schedule