Form 10-Q
period 1997-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1997-11-07
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the Quarter Ended

                               SEPTEMBER 30, 1997

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



As of the close of business on November 4, 1997, 29,658,506 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                           FORM 10-Q TABLE OF CONTENTS


                               SEPTEMBER 30, 1997


                               CENTEX CORPORATION

                                                                                                                       PAGE

PART I.     FINANCIAL INFORMATION
            ITEM 1.     Condensed Consolidated Financial Statements                                                       1

                        Condensed Consolidated Statement of Earnings
                        for the Three Months Ended September 30, 1997                                                     2

                        Condensed Consolidated Statement of Earnings
                        for the Six Months Ended September 30, 1997                                                       3

                        Condensed Consolidated Balance Sheets                                                             4

                        Condensed Consolidated Statement of Cash Flows
                        for the Six Months Ended September 30, 1997                                                       5

                        Notes to Condensed Consolidated Financial Statements                                            6-9

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                                         10-14

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                                              15

            ITEM 6.     Exhibits and Reports on Form 8-K                                                                 15

SIGNATURES                                                                                                               16



                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                                                       PAGE

PART I.     FINANCIAL INFORMATION
            ITEM 1.     Condensed Combining Financial Statements                                                         17

                        Condensed Combining Statement of Operations
                        for the Three Months Ended September 30, 1997                                                    18

                        Condensed Combining Statement of Operations
                        for the Six Months Ended September 30, 1997                                                      19

                        Condensed Combining Balance Sheets                                                               20

                        Condensed Combining Statement of Cash Flows
                        for the Six Months Ended September 30, 1997                                                      21

                        Notes to Condensed Combining Financial Statements                                                22

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                                            23

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                                              24

            ITEM 6.     Exhibits and Reports on Form 8-K                                                                 24

SIGNATURES                                                                                                            25-26



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

                     CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (dollars in thousands, except per share data)
                                 (unaudited)

                                                   For the Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
REVENUES
   Home Building
        Housing                                   $    586,839     $    607,669
        Manufactured Housing                            33,594               --
   Investment Real Estate                                5,331              635
   Financial Services                                   57,294           40,992
   Construction Products                                83,412           65,538
   Contracting and Construction Services               225,276          286,769
                                                  ------------     ------------

                                                       991,746        1,001,603
                                                  ------------     ------------
COSTS AND EXPENSES
   Home Building
        Housing                                        545,330          569,591
        Manufactured Housing                            30,754               --
   Investment Real Estate                               (1,288)          (2,772)
   Financial Services                                   49,731           34,856
   Construction Products                                55,707           45,486
   Contracting and Construction Services               224,085          286,909
   Other, net                                            1,571              733
   Corporate General and Administrative                  4,904            4,426
   Interest Expense                                      8,719            9,209
   Minority Interest                                    13,538            9,846
                                                  ------------     ------------
                                                       933,051          958,284
                                                  ------------     ------------

EARNINGS BEFORE INCOME TAXES                            58,695           43,319
   Income Taxes                                         22,304           15,079
                                                  ------------     ------------

NET EARNINGS                                      $     36,391     $     28,240
                                                  ============     ============

EARNINGS PER SHARE                                $       1.20     $       0.96
                                                  ============     ============

AVERAGE SHARES OUTSTANDING                          30,423,315       29,292,634
                                                  ============     ============

CASH DIVIDENDS PER SHARE                          $       0.07     $       0.05
                                                  ============     ============



See notes to condensed consolidated financial statements.

                     CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (dollars in thousands, except per share data)
                                 (unaudited)


                                                              For the Six Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
REVENUES
   Home Building
        Housing                                             $  1,047,685    $  1,137,490
        Manufactured Housing                                      65,488              --
   Investment Real Estate                                         12,111           2,010
   Financial Services                                            104,537          78,923
   Construction Products                                         161,366         126,596
   Contracting and Construction Services                         461,934         548,995
                                                            ------------    ------------

                                                               1,853,121       1,894,014
                                                            ------------    ------------
COSTS AND EXPENSES
   Home Building
        Housing                                                  978,716       1,070,327
        Manufactured Housing                                      60,432              --
   Investment Real Estate                                         (2,657)         (5,220)
   Financial Services                                             91,769          66,686
   Construction Products                                         110,255          91,346
   Contracting and Construction Services                         459,732         548,632
   Other, net                                                      2,920             862
   Corporate General and Administrative                            9,264           8,475
   Interest Expense                                               16,525          18,791
   Minority Interest                                              25,051          17,445
                                                            ------------    ------------
                                                               1,752,007       1,817,344
                                                            ------------    ------------

EARNINGS BEFORE INCOME TAXES                                     101,114          76,670
   Income Taxes                                                   37,713          26,611
                                                            ------------    ------------

NET EARNINGS                                                $     63,401    $     50,059
                                                            ============    ============

EARNINGS PER SHARE                                          $       2.10    $       1.71
                                                            ============    ============

AVERAGE SHARES OUTSTANDING                                    30,145,726      29,242,508
                                                            ============    ============

CASH DIVIDENDS PER SHARE                                    $       0.12    $       0.10
                                                            ============    ============


See notes to condensed consolidated financial statements.

                     CENTEX CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                 Centex Corporation and
                                                      Subsidiaries              Centex Corporation            Financial Services
                                               -------------------------    -------------------------    ---------------------------
                                               September 30,   March 31,    September 30,   March 31,    September 30,     March 31,
                                                   1997*         1997**          1997*       1997**          1997*          1997**
                                               -------------  ----------    -------------  ----------    -------------   -----------
ASSETS
Cash and Cash Equivalents                      $   70,752     $   31,320    $   60,266     $   21,679    $   10,486      $    9,641
Receivables -
   Residential Mortgage Loans                     732,362        632,657            --             --       732,362         632,657
   Other                                          360,934        354,728       329,763        331,091        31,171          23,637
   Affiliates                                          --             --            --             --        (1,507)        (19,985)
Inventories                                     1,093,991      1,001,759     1,093,991      1,001,759            --              --
Investments -
   Centex Development Company, L. P                27,260         32,664        27,260         32,664            --              --
   Joint Ventures and Other                         3,717          5,277         3,717          5,277            --              --
   Unconsolidated Subsidiaries                         --             --        53,309         68,171            --              --
Property and Equipment, net                       301,432        293,143       282,908        276,627        18,524          16,516
Other Assets -
   Deferred Income Taxes                          180,291        197,413       180,529        195,983          (238)          1,430
   Goodwill, net                                  106,724        103,622        96,081         91,442        10,643          12,180
   Deferred Charges and Other                      31,638         26,246        20,916         18,233        10,722           8,013
                                               ----------     ----------    ----------     ----------    ----------      ----------
                                               $2,909,101     $2,678,829    $2,148,740     $2,042,926    $  812,163      $  684,089
                                               ==========     ==========    ==========     ==========    ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities       $  694,814     $  737,698    $  638,209     $  685,050    $   56,605      $   52,648
Short-term Debt                                   829,349        627,518       129,000         47,000       700,349         580,518
Long-term Debt                                    239,886        236,769       239,886        236,769            --              --
Minority Stockholders' Interest                   142,888        142,230       139,481        139,493         3,407           2,737
Negative Goodwill                                  90,837         98,837        90,837         98,837            --              --
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                              --             --            --             --            --              --
   Common Stock $.25 Par Value;
      Authorized 50,000,000 Shares;
      Issued and Outstanding
      29,659,531 and 29,016,089 respectively        7,414          7,254         7,414          7,254             1               1
   Capital in Excess of Par Value                  34,311         18,789        34,311         18,789        46,444          44,075
   Retained Earnings                              869,602        809,734       869,602        809,734         5,357           4,110
                                               ----------     ----------    ----------     ----------    ----------      ----------
Total Stockholders' Equity                        911,327        835,777       911,327        835,777        51,802          48,186
                                               ----------     ----------    ----------     ----------    ----------      ----------
                                               $2,909,101     $2,678,829    $2,148,740     $2,042,926    $  812,163      $  684,089
                                               ==========     ==========    ==========     ==========    ==========      ==========

See notes to condensed consolidated financial statements.

          In the supplemental data presented above, "Centex Corporation" represents the adding together of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

*  Unaudited
**  Condensed from audited financial statements.

                     CENTEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)

                                                      For the Six Months Ended
                                                            September 30,
                                                       ----------------------
                                                          1997        1996
                                                       ---------    ---------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                        $  63,401    $  50,059
   Adjustments -
      Depreciation and Amortization                       11,800        6,395
      Deferred Income Taxes                               24,651       17,657
      Equity in Earnings of  CDC and  Joint Ventures        (915)        (745)
      Minority Interests in Earnings of Subsidiaries      25,051       17,445
   Increase in Receivables                                (6,206)     (10,240)
   (Increase) Decrease in Residential Mortgage Loans     (99,705)     105,385
   (Increase) Decrease in Inventories                    (92,232)      26,700
   (Decrease) Increase in Payables and Accruals          (42,884)      13,834
   Increase in Other Assets                              (19,727)     (27,519)
   Other, net                                            (24,393)       4,863
                                                       ---------    ---------
                                                        (161,159)     203,834
                                                       ---------    ---------
CASH FLOWS - INVESTING ACTIVITIES
   Decrease in Advances to CDC and Joint Ventures          7,879        5,020
  (Increase) Decrease in Property and Equipment, net     (24,385)       1,046
                                                       ---------    ---------
                                                         (16,506)       6,066
                                                       ---------    ---------
CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Debt                           204,948     (159,059)
   Proceeds from Stock Option Exercises                   15,682        3,200
   Dividends Paid                                         (3,533)      (2,854)
                                                       ---------    ---------
                                                         217,097     (158,713)
                                                       ---------    ---------

NET INCREASE IN CASH                                      39,432       51,187

CASH AT BEGINNING OF PERIOD                               31,320       14,042
                                                       ---------    ---------

CASH AT END OF PERIOD                                  $  70,752    $  65,229
                                                       =========    =========

See notes to condensed consolidated financial statements.

                     CENTEX CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (unaudited)

(A) A summary of changes in stockholders' equity is presented below:

                                                     Capital in
                              Preferred     Common   Excess of    Retained
                                Stock       Stock    Par Value    Earnings       Total
                              ---------   ---------  ----------   ---------    ---------
                                                (dollars in thousands)

Balance, March 31, 1997       $      --   $   7,254   $  18,789   $ 809,734    $ 835,777
  Net Earnings                       --          --          --      63,401       63,401
  Exercise of Stock Options          --         160      15,522          --       15,682
  Cash Dividends                     --          --          --      (3,533)      (3,533)
                              ---------   ---------   ---------   ---------    ---------

BALANCE, SEPTEMBER 30, 1997   $      --   $   7,414   $  34,311   $ 869,602    $ 911,327
                              =========   =========   =========   =========    =========

    (B)     On November 30, 1987, the Company distributed to a nominee, all of the issued and outstanding shares of common stock of 3333 Holding
    Corporation and     warrants to purchase approximately 80% of the Class B
    units of limited partnership interest in Centex Development Company, L. P.
    (CDC). A wholly-owned subsidiary of 3333 Holding Corporation serves as general partner of Centex Development Company, L. P. These securities are held by the nominee on behalf of Centex stockholders, and will trade in tandem with the common stock of Centex, until such time as they are detached. Supplementary condensed combined financial statements for Centex, 3333 Holding Corporation and Subsidiary and
    Centex Development Company, L.P. are as follows:

         CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                    AND CENTEX DEVELOPMENT COMPANY, L. P.
               SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                            (dollars in thousands)

                                             September 30, March 31,
                                                 1997        1997 *
                                             ------------- ----------
ASSETS
   Cash and Cash Equivalents                  $   71,227   $   31,950
   Receivables                                 1,094,894      989,886
   Inventories                                 1,132,151    1,041,855
   Investments - Joint Ventures and Other          3,803        5,479
   Property and Equipment, net                   301,432      293,143
   Other Assets                                  318,753      327,281
                                              ----------   ----------

                                              $2,922,260   $2,689,594
                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities   $  697,628   $  740,230
   Short-term Debt                               838,436      634,573
   Long-term Debt                                239,886      236,769
   Minority Stockholders' Interest               142,888      142,230
   Negative Goodwill                              90,837       98,837
   Stockholders' Equity                          912,585      836,955
                                              ----------   ----------

                                              $2,922,260   $2,689,594
                                              ==========   ==========

*Condensed from audited financial statements.

            SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                            (dollars in thousands)

                               For the Six Months Ended
                                    September 30,
                               -----------------------
                                  1997         1996
                               ----------   ----------

Revenues                       $1,855,818   $1,897,702
Costs and Expenses              1,754,624    1,820,753
                               ----------   ----------
Earnings Before Income Taxes      101,194       76,949
Income Taxes                       37,713       26,611
                               ----------   ----------

NET EARNINGS                   $   63,481   $   50,338
                               ==========   ==========

(C) In order to assure the future availability of land for its Home Building operation, the Company has made deposits totaling $19 million as of September 30, 1997 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $465 million. These options and commitments expire at various dates to the year 2003. The Company has also committed to purchase land and developed lots totaling approximately $13 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $9 million.

(D) Interest expense relating to the financial services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.


                                               Six Months Ended
                                             --------------------
                                              9/30/97     9/30/96
                                             --------    --------

             Total Interest Incurred         $ 36,734    $ 35,031
             Less - Financial Services        (20,209)    (16,240)
                                             --------    --------
             Interest Expense                $ 16,525    $ 18,791
                                             ========    ========

(E) During April, 1994, Centex Construction Products, Inc. (CXP) completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP". Centex's ownership interest in CXP was 54.2% as of September 30, 1997.

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

       All investment property operations are being reported through Centex's "Investment Real Estate" business segment.

(G) During March, 1997, Centex Real Estate Corporation acquired 78% of Cavco Industries, Inc.'s (Cavco) outstanding common stock for a total of $74.3 million. Goodwill of $68.7 million was recorded in connection with the acquisition (approximately $53.6 million relates to the 78% acquired by Centex) and is being amortized to earnings over 30 years.

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

       SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Proforma basic and diluted EPS for the quarter and six months ended September 30, 1997 and 1996, assuming that SFAS No. 128 was effective as of the beginning of the year are presented below.


                            Three Months Ended   Six Months Ended
                               September 30,       September 30,
                            ------------------   ----------------
                             1997       1996      1997      1996
                             -----      -----     -----     -----
Earnings per common share:
    Basic                    $1.23      $0.99     $2.16     $1.76
    Diluted                  $1.19      $0.96     $2.09     $1.70


       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for periods beginning after December 15, 1997. The Company does not expect adoption of the Statement to have a material effect on the presentation of its financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS No. 131) which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect adoption of the Statement to have a material effect on the presentation of its financial statements.

                               CENTEX CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

       Centex's consolidated revenues for the quarter were $991.7 million, slightly less than $1.0 billion for the same quarter last year. Earnings before income taxes were $58.7 million, 35% higher than $43.3 million last year. Net earnings were $36.4 million and earnings per share were $1.20 for this quarter compared to $28.2 million and $.96, respectively, for the same quarter last year.

       For the six months ended September 30, 1997, corporate revenues totaled $1.85 billion, 2% less than $1.89 billion for the same period last year. Earnings before income taxes were $101.1 million, 32% higher than $76.7 million for the same period last year. Net earnings were $63.4 million and earnings per share were $2.10 for the six months ended September 30, 1997 compared to $50.1 million and $1.71 for the six months ended September 30, 1996.

       Net earnings for both the quarter and the six months increased a higher percentage than earnings per share due to more average shares outstanding in the fiscal 1998 periods.


HOME BUILDING

       Housing

       The following summarizes Housing results for the quarter and fiscal year-to-date ended September 30, 1997 compared to the quarter and fiscal year-to-date ended September 30, 1996 (dollars in millions, except per unit data):


                                          Quarter Ended                 Quarter Ended
                                             9/30/97                       9/30/96
                                    -------------------------     ------------------------
Housing Revenues                    $    586.9          100.0%    $    607.7         100.0%
Cost of Sales                           (468.3)         (79.8%)       (497.5)        (81.9%)
Selling, General & Administrative        (77.1)         (13.1%)        (72.1)        (11.8%)
                                    ----------     ----------     ----------    ----------
Operating Earnings                  $     41.5            7.1%    $     38.1           6.3%
                                    ==========     ==========     ==========    ==========
Units Closed                             3,118                         3,514
Unit Sales Price                    $  185,649                    $  169,552
     % Change                              9.5%                          3.9%
Operating Earnings per Unit         $   13,313                    $   10,836
     % Change                             22.9%                         29.2%



                                             Fiscal                          Fiscal
                                          Year-to-Date                    Year-to-Date
                                            9/30/97                         9/30/96
                                    -------------------------     ------------------------
Housing Revenues                    $  1,047.7          100.0%    $  1,137.5         100.0%
Cost of Sales                           (836.7)         (79.8%)       (929.8)        (81.7%)
Selling, General & Administrative       (142.0)         (13.6%)       (140.5)        (12.4%)
                                    ----------     ----------     ----------    ----------
Operating Earnings                  $     69.0            6.6%    $     67.2           5.9%
                                    ==========     ==========     ==========    ==========
Units Closed                             5,684                         6,609
Unit Sales Price                    $  181,956                    $  168,532
     % Change                              8.0%                          4.2%
Operating Earnings per Unit         $   12,134                    $   10,162
     % Change                             19.4%                         31.6%



       Home closings for the current quarter were 3,118 units, 11% less than last year. Home sales (orders) rose 21% for this year's quarter to 3,134 units. Home closings for the six months this year were 5,684, 14% less than closings for the same period last year. Home orders increased 8% for the six months this year to 6,233 units. The backlog of homes sold but not closed at September 30, 1997 was 4,857 units, 4% higher than the September 30, 1996 backlog.

       The margin improvement that occurred despite lower closings and the increase in home sales (orders) reflected a resurgence in the California home building market as well as Centex Homes' continuing focus on improved efficiency throughout its operations.


       Manufactured Housing

       The following summarizes Manufactured Housing's results for the quarter and fiscal year-to-date ended September 30, 1997 (dollars in millions):


                                                                   Fiscal
                                       Quarter Ended             Year-to-Date
                                          9/30/97                  9/30/97
                                    --------------------     --------------------

Manufactured Housing Revenues       $ 33,594       100.0%    $ 65,488       100.0%
Cost of Sales                        (26,068)      (77.6%)    (52,420)      (80.0%)
Selling, General & Administrative     (4,113)      (12.2%)     (6,866)      (10.5%)
                                    --------    --------     --------    --------

Earnings before Goodwill and
     Minority Interest                 3,413        10.2%       6,202         9.5%
                                                ========                 ========

Goodwill Amortization                   (573)                  (1,146)
                                    --------                 --------

Earnings before Minority Interest      2,840                    5,056

Minority Interest Expense               (812)                  (1,300)
                                    --------                 --------

     Operating Earnings             $  2,028                 $  3,756
                                    ========                 ========

Units Produced                         1,400                    2,618
                                    ========                 ========

       The Manufactured Housing operation was acquired in late March, 1997. Accordingly, there is no comparative data for the quarter and fiscal year-to-date ended September 30, 1996.

INVESTMENT REAL ESTATE

       For the quarter ended September 30, 1997, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $6.6 million, 94% higher than $3.4 million for the same quarter a year ago.

       For the current six months, operating earnings from Investment Real Estate were $14.8 million, a 104% increase over $7.2 million for the same period in fiscal 1997.


FINANCIAL SERVICES

       The following summarizes Financial Services' results for the quarter and fiscal year-to-date ended September 30, 1997 compared to the quarter and fiscal year-to-date ended September 30, 1996 (dollars in millions):


                                                                                    Fiscal          Fiscal
                                              Quarter Ended    Quarter Ended     Year-to-Date    Year-to-Date
                                                 9/30/97          9/30/96          9/30/97          9/30/96
                                              -------------    -------------     ------------    ------------
Revenues                                         $  57.3          $  41.0          $ 104.5          $  78.9
                                                 -------          -------          -------          -------
Operating Earnings                               $   7.6          $   6.1          $  12.8          $  12.2
                                                 -------          -------          -------          -------
Origination Volume                               $ 1,660          $ 1,381          $ 3,092          $ 2,784
                                                 -------          -------          -------          -------
Number of Loans Originated
     Centex-built Homes ("Builder")                2,186            2,601            3,958            4,945
     Non-Centex-built Homes  ("Retail")           10,352            8,725           19,832           18,224
     Centex Home Equity                            1,644              702            2,820              927
                                                 -------          -------          -------          -------
                                                  14,182           12,028           26,610           24,096
                                                 =======          =======          =======          =======

       Builder applications for the quarter of 2,139 increased 9% over last year while Retail applications rose 26% to 10,424. Builder applications of 4,544 for the six month period were 4% higher than a year ago. Retail applications increased 15% from 17,874 a year ago to 20,601 for the six months. The profit per loan of $796 for this year's quarter was a 36% improvement over last year's per loan profit of $585 as a result of increased originations and the centralization of certain back-office functions.

       Centex Home Equity Corporation (CHEC) generated 5,783 "B & C" loan applications for the quarter, an increase of 49% compared to the same quarter a year ago. CHEC applications for the six months rose 65% to 8,638.

CONSTRUCTION PRODUCTS

    Revenues from CXP were $83.4 million for the quarter this year, 27% higher than last year. CXP's operating earnings, net of minority interest, were a record $15.1 million for the quarter this year, 48% higher than last year's earnings. CXP's revenues for the current six months were $161.4 million, 27% higher than last year. CXP's operating earnings, net of minority interest, were $27.3 million, a 54% improvement over results for the same period a year ago.

    CXP's record earnings were favorably impacted by higher average Cement and Gypsum Wallboard pricing and higher sales volumes, particularly the increase in Gypsum Wallboard sales related primarily to the acquisition of the Eagle Gypsum Wallboard plant in late fiscal 1997.


CONTRACTING AND CONSTRUCTION SERVICES

    The following summarizes Contracting and Construction Services results for the quarter and fiscal year-to-date ended September 30, 1997 compared to the quarter and fiscal year-to-date ended September 30, 1996 (dollars in millions):


                                                                                Fiscal            Fiscal
                                       Quarter Ended      Quarter Ended      Year-to-Date      Year-to-Date
                                           9/30/97           9/30/96            9/30/97           9/30/96
                                       -------------      -------------      ------------      ------------
Revenues                                  $  225.3          $  286.8           $  461.9          $  549.0
                                          --------          --------           --------          --------
Operating Earnings                        $    1.2          $    (.1)          $    2.2          $     .4
                                          --------          --------           --------          --------
New Contracts Received                    $    303          $    220           $    491          $    497
                                          --------          --------           --------          --------
Backlog of Uncompleted Contracts          $  1,143          $  1,150           $  1,143          $  1,150
                                          --------          --------           --------          --------

    The construction sector is improving as the economy strengthens and profit margins on contracts recently acquired by the group continue to improve. During the current and prior fiscal years, the Contracting and Construction Services operation has provided a positive average net cash flow in excess of Centex's investment in the group of approximately $55-60 million.


FINANCIAL CONDITION AND LIQUIDITY

    Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $700 million of committed credit facilities and approximately $600 million of uncommitted facilities to finance mortgages which are held during the period they are being securitized and readied for delivery against forward sale commitments.

    The $204.9 million increase in debt was primarily used to fund the increase in both residential mortgage loans and inventories and to reduce payables and accruals. The increase in residential mortgage loans was primarily due to the increase in the Company's new home equity lending business.

    The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

    During the quarter, Centex Senior Service Corporation, a Centex subsidiary, began constructing its first assisted living project in Round Rock, Texas, near Austin. The 28-bed facility, which will be operated by Centex Senior Services under the name "Kensington Cottages by Centex", will provide specialized personal care services in a secure home environment for people with Alzheimer's disease and related memory disorders. The facility, which will cost approximately $1 million, should be ready for occupancy in the spring of 1998.

    Favorable interest rates during much of the quarter positively impacted the Company's home sales and mortgage applications. If interest rates remain at or close to current levels, Centex's Home Building sales and margins are expected to show continued improvement and Home Building results for fiscal 1998 are likely to surpass last year's record performance. In addition, Centex expects improvement in its Financial Services operations and that Contracting and Construction Services should continue to report positive results. Finally, CXP is positioned to report its fourth consecutive year of record earnings.

    As a result, Centex's fiscal 1998 financial results should exceed the record levels posted in fiscal 1997.

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

                               CENTEX CORPORATION

                           PART II. OTHER INFORMATION




ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 24, 1997, Centex held its Annual Meeting of Stockholders. At the Annual Meeting, Dan W. Cook, III, Laurence E. Hirsch and Charles H. Pistor were elected as directors to serve for a three-year term until the 2000 Annual Meeting. Voting results for these nominees are summarized as follows:


                            Number of Shares
                       -------------------------
                           For          Against
                       ----------     ----------
Dan W. Cook, III       20,839,212      2,962,570
                       ----------     ----------
Laurence E. Hirsch     20,832,052      2,969,730
                       ----------     ----------
Charles H. Pistor      20,853,922      2,947,860
                       ----------     ----------


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                      Exhibit 27 - Financial Data Schedule

              (b)  Reports on Form 8-K

                      The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1997.



All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      CENTEX CORPORATION
                                               --------------------------------
                                                          Registrant


November 7, 1997                                      /s/ David W. Quinn
                                               --------------------------------
                                                        David W. Quinn
                                                      Vice Chairman and
                                                   Chief Financial Officer
                                                (principal financial officer)


November 7, 1997                                     /s/ Barry G. Wilson
                                               --------------------------------
                                                        Barry G. Wilson
                                                           Controller
                                                   (chief accounting officer)

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
                                 (unaudited)


                                                                      For the Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------------
                                                           1997                                          1996
                                         ---------------------------------------------   ---------------------------------------

                                                                       3333 Holding                                 3333 Holding
                                                        Centex          Corporation                    Centex        Corporation
                                                     Development           and                       Development         and
                                         Combined    Company, L.P.      Subsidiary       Combined    Company, L.P.    Subsidiary
                                         --------    -------------     ------------      --------    -------------   -----------


Revenues                                 $ 3,094      $   3,002        $     337         $   825     $      691      $   445

Costs and Expenses                         2,746          2,642              349             916            881          346
                                         -------        -------          -------         -------        -------      -------

Earnings (Loss) Before Income Taxes          348            360              (12)            (91)          (190)          99

Income Taxes                                  --             --               --              --             --           --
                                         -------        -------          -------         -------        -------      -------

NET EARNINGS (LOSS)                      $   348      $     360        $     (12)        $   (91)    $     (190)     $    99
                                         =======      =========        =========         =======     ==========      =======

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                               $     360        $     (12)                    $     (190)     $    99
                                                      =========        =========                     ==========      =======


See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF OPERATIONS
              (dollars in thousands, except per share/unit data)
                                 (unaudited)


                                                                        For the Six Months Ended September 30,
                                          ----------------------------------------------------------------------------------
                                                             1997                                    1996
                                          ---------------------------------------    ---------------------------------------
                                                                     3333 HOLDING                               3333 HOLDING
                                                        CENTEX        CORPORATION                 CENTEX         CORPORATION
                                                     DEVELOPMENT         AND                    DEVELOPMENT          AND
                                          COMBINED   COMPANY, L.P.    SUBSIDIARY     COMBINED   COMPANY, L.P.    SUBSIDIARY
                                          --------   -------------   ------------    --------   -------------   ------------


Revenues                                  $ 6,835    $    6,625      $      749      $ 4,297    $     4,013     $      1,024

Costs and Expenses                          5,696         5,566             669        4,032          4,027              745
                                          -------    ----------      ----------      -------     ----------     ------------
Earnings (Loss) Before Income Taxes         1,139         1,059              80          265            (14)             279

Income Taxes                                   --            --              --           --             --               --
                                          -------    ----------      ----------      -------    -----------     ------------

NET EARNINGS (LOSS)                       $ 1,139    $    1,059      $       80      $   265    $       (14)    $        279
                                          =======    ==========      ==========      =======    ===========     ============

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                              $    1,059       $      80                 $       (14)    $        279
                                                     ==========       =========                 ===========     ============


See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                      CONDENSED COMBINING BALANCE SHEETS
                            (dollars in thousands)


                                                         September 30, 1997*                             March 31, 1997**
                                              ------------------------------------------- ------------------------------------------
                                                                          3333 HOLDING                                 3333 HOLDING
                                                            CENTEX         CORPORATION                   CENTEX         CORPORATION
                                                          DEVELOPMENT          AND                     DEVELOPMENT          AND
                                              COMBINED   COMPANY, L.P.     SUBSIDIARY     COMBINED    COMPANY, L.P.     SUBSIDIARY
                                              --------   -------------    ------------    --------    -------------   --------------

ASSETS
   Cash                                       $   475       $   473       $       2        $     630   $      625     $       5
   Accounts Receivable                            321         3,647             185              312          868           176
   Notes Receivable -
      Centex Corporation and Subsidiaries       7,700            --           7,700            7,700           --         7,700
      Other                                     1,462         1,462              --            2,365        2,365            --
   Investment in Affiliate                         --            --             767               --           --           767
   Investment in Real Estate Joint Venture         86            86              --              202          202            --
   Projects Held for Development and Sale      36,902        36,902              --           38,918       38,918            --
   Other Assets                                   100           100              --               --           --            --
                                              -------       -------       ---------        ---------   ----------     ---------

                                              $47,046       $42,670       $   8,654        $  50,127   $   42,978     $   8,648
                                              =======       =======       =========        =========   ==========     =========


LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

   Accounts Payable and Accrued
      Liabilities                             $ 2,890       $ 3,511       $   2,890        $   2,648   $    2,410     $     970
   Notes Payable -
      Centex Corporation and Subsidiaries       5,006            --           5,006            7,000           --         7,000
      Other                                     9,087         9,087              --            7,055        7,055            --
   Land Sale Deposits                              10            10              --               10           10            --
                                              -------       -------       ---------        ---------   ----------     ---------
         Total Liabilities                     16,993        12,608           7,896           16,713        9,475         7,970

         Stockholders' Equity and
            Partners' Capital                  30,053        30,062             758           33,414       33,503           678
                                              -------       -------       ---------        ---------   ----------     ---------

                                              $47,046       $42,670       $   8,654        $  50,127   $   42,978     $   8,648
                                              =======       =======       =========        =========   ==========     =========


*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                   3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L.P.
                 CONDENSED COMBINING STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)



                                                                         For the Six Months Ended September 30,
                                               ----------------------------------------------------------------------------------
                                                                  1997                                      1996
                                               -------------------------------------------  -------------------------------------
                                                                            3333 HOLDING                             3333 HOLDING
                                                             CENTEX          CORPORATION                  CENTEX      CORPORATION
                                                           DEVELOPMENT           AND                    DEVELOPMENT       AND
                                               COMBINED    COMPANY, L.P.      SUBSIDIARY    COMBINED    COMPANY, L.P. SUBSIDIARY
                                               --------    -------------     -------------  --------    ------------- -----------

CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                $ 1,139        $ 1,059         $    80       $   265        $   (14)     $   279
   Net Change in Payables, Accruals,
     Deposits and Receivables                      233         (1,678)          1,911          (831)          (552)        (279)
   Decrease in Notes Receivable                    903            903              --         1,245          1,245           --
   Decrease (Increase) in Advances to
     Joint Venture                                 116            116              --           (62)           (62)          --
   Decrease in Projects Held for
     Development and Sale                        2,016          2,016              --         2,883          2,883           --
   Increase in Other Assets                       (100)          (100)             --            --             --           --
                                               -------        -------         -------       -------        -------      -------
                                                 4,307          2,316           1,991         3,500          3,500           --
                                               -------        -------         -------       -------        -------      -------

CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Notes Payable -
     Centex Corporation and Subsidiaries        (1,994)            --          (1,994)       (1,373)        (1,373)          --
     Other                                       2,032          2,032              --            --             --           --
   Capital Distributions                        (4,500)        (4,500)             --        (2,000)        (2,000)          --
                                               -------        -------         -------       -------        -------      -------
                                                (4,462)        (2,468)         (1,994)       (3,373)        (3,373)          --
                                               -------        -------         -------       -------        -------      -------

NET INCREASE (DECREASE) IN CASH                   (155)          (152)             (3)          127            127           --

CASH AT BEGINNING OF YEAR                          630            625               5           231            225            6
                                               -------        -------         -------       -------        -------      -------


CASH AT END OF PERIOD                          $   475        $   473         $     2       $   358        $   352      $     6
                                               =======        =======         =======       =======        =======      =======




See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)


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

(C) The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $41,000 and $635,000 for the quarter and six months ended September 30, 1997, and $69,000 and $2,977,000 for the quarter and six months ended September 30, 1996, respectively. Additionally, during the six months ended September 30, 1997, the Partnership sold property located in Carrollton, Texas to Centex Homes for $2,866,000.

(D) A summary of changes in stockholders' equity is presented below (dollars in thousands).



                                                        For the Six Months Ended September 30, 1997
                                  ---------------------------------------------------------------------------------------
                                                                                             3333 Holding Corporation
                                                 Centex Development Company, L.P.                 and Subsidiary
                                               ------------------------------------      ---------------------------------
                                                CLASS B      GENERAL       LIMITED                 CAPITAL IN
                                                 UNITS      PARTNERS'     PARTNERS'      STOCK     EXCESS OF      RETAINED
                                  COMBINED      WARRANTS     CAPITAL       CAPITAL      WARRANTS   PAR VALUE      EARNINGS
                                  --------      --------    ---------     ---------     --------   ----------     --------

Balance at March 31, 1997         $ 33,414      $    500     $    767     $ 32,236      $      1    $     800     $   (123)

Preference Payments                 (4,500)           --           --       (4,500)           --           --           --

Net Earnings                         1,139            --           --        1,059            --           --           80
                                  --------      --------     --------     --------      --------     --------     --------

BALANCE AT SEPTEMBER 30, 1997     $ 30,053      $    500     $    767     $ 28,795      $      1    $     800     $    (43)
                                  ========      ========     ========     ========      ========    =========     ========

The Partnership agreement provides that Class A limited partners are entitled to a cumulative preferred return of 9% per annum on their unrecovered capital. Unrecovered capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals.

During the quarter and six months ended September 30, 1997, the Partnership made preference payments to its limited partners, which are Centex affiliates, totaling $1.5 million and $4.5 million, respectively. Preference in arrears at September 30, 1997 amounted to $2.8 million and unrecovered capital totaled $32.8 million.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the quarter and six months ended September 30, 1997 of $3.1 million and $6.8 million, respectively, included results from the sale of commercial property in Texas, and residential property in Florida. Revenues of $825,000 and $4.3 million for the quarter and six months ended September 30, 1996, respectively, included the sale of commercial property in Texas and residential property in Illinois and New Jersey. The quarter ended September 30, 1997 reflected combined net earnings of $348,000, compared to a net loss of $91,000 for the same quarter last year. The six months ended September 30, 1997 reflected combined net earnings of $1.1 million compared to $265,000 for the same period last year. The improvement in earnings relates to the higher margins on real estate sales in the periods ended September 30, 1997 compared to the same periods last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from sales and the principal collection on notes receivable during the quarter and six months ended September 30, 1997 was sufficient to allow for the Partnership to make preference payments to its limited partners totaling $1.5 million and $4.5 million, respectively.

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

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 24, 1997, 3333 Holding Corporation held its Annual Meeting of Stockholders. At the Annual Meeting, J. Stephen Bilheimer, Josiah O. Low, III and David M. Sherer were elected as directors to serve until the next annual election. Voting results for these nominees are summarized as follows:


                                                              Number of Shares
                                                 -------------------------------------------
                                                        For                    Against
                                                 ------------------       ------------------
J. Stephen Bilheimer                                    656                      120
                                                 ------------------       ------------------
Josiah O. Low, III                                      656                      120
                                                 ------------------       ------------------
David M. Sherer                                         656                      120
                                                 ------------------       ------------------


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a)   Exhibits

                       Exhibit 27.1 - Financial Data Schedule
                       Exhibit 27.2 - Financial Data Schedule


              (b)   Reports on Form 8-K

                       The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1997.



All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  3333 HOLDING CORPORATION
                                             ----------------------------------
                                                         Registrant


November 7, 1997                                  /s/ J. Stephen Bilheimer
                                             ----------------------------------
                                                    J. Stephen Bilheimer
                                                          President


November 7, 1997                                     /s/ Kimberly Pinson
                                             ----------------------------------
                                                        Kimberly Pinson
                                                 Vice President and Treasurer
                                                  (chief accounting officer)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 CENTEX DEVELOPMENT COMPANY,
                                                             L.P.
                                               ---------------------------------
                                                          Registrant
                                               By: 3333 Development Corporation,
                                                        General Partner


November 7, 1997                                   /s/ J. Stephen Bilheimer
                                               ---------------------------------
                                                     J. Stephen Bilheimer
                                                          President


November 7, 1997                                     /s/ Kimberly Pinson
                                               ---------------------------------
                                                       Kimberly Pinson
                                                 Vice President and Treasurer
                                                  (chief accounting officer)

                                EXHIBITS INDEX

                       Exhibit 27   - Financial Data Schedule
                       Exhibit 27.1 - Financial Data Schedule
                       Exhibit 27.2 - Financial Data Schedule