Form 10-Q
period 1997-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1998-02-12
CIK 18532, 818762, 818764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               DECEMBER 31, 1997

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

-------------------------------------------------------------------------------

As of the close of business on February 9, 1998, 29,736,039 shares of Centex Corporation common stock were outstanding, 1,000 shares of common stock of 3333 Holding Corporation were outstanding, and 900 class B units of limited partnership interest of Centex Development Company, L.P. were outstanding.

-------------------------------------------------------------------------------

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                          FORM 10-Q TABLE OF CONTENTS


                               DECEMBER 31, 1997


                               CENTEX CORPORATION

                                                                                            PAGE

PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Consolidated Financial Statements                           1

                        Condensed Consolidated Statement of Earnings
                        for the Three Months Ended December 31, 1997                          2

                        Condensed Consolidated Statement of Earnings
                        for the Nine Months Ended December 31, 1997                           3

                        Condensed Consolidated Balance Sheets                                 4

                        Condensed Consolidated Statement of Cash Flows
                        for the Nine Months Ended December 31, 1997                           5

                        Notes to Condensed Consolidated Financial Statements               6-10

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                             11-15

PART II.    OTHER INFORMATION

            ITEM 6.     Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                                   17


                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                            PAGE

PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Combining Financial Statements                             19

                        Condensed Combining Statement of Operations
                        for the Three Months Ended December 31, 1997                         20

                        Condensed Consolidated Statement of Operations
                        for the Nine Months Ended December 31, 1997                          21

                        Condensed Combining Balance Sheets                                   22

                        Condensed Combining Statement of Cash Flows
                        for the Nine Months Ended December 31, 1997                          23

                        Notes to Condensed Combining Financial Statements                    24

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                25

PART II.    OTHER INFORMATION

            ITEM 6.     Exhibits and Reports on Form 8-K                                     26

SIGNATURES                                                                                27-28

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

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                 For the Three Months Ended
                                                        December 31,
                                                -----------------------------
                                                    1997             1996
                                                ------------     ------------
REVENUES
   Home Building
      Conventional Housing                      $    557,484     $    566,691
      Manufactured Housing                            38,239               --
   Investment Real Estate                              6,088            4,771
   Financial Services                                 64,604           38,190
   Construction Products                              70,510           59,117
   Contracting and  Construction Services            246,158          270,338
                                                ------------     ------------
                                                     983,083          939,107
                                                ------------     ------------
COSTS AND EXPENSES
   Home Building
      Conventional Housing                           515,194          529,834
      Manufactured Housing                            34,768               --
   Investment Real Estate                               (986)            (787)
   Financial Services                                 56,097           30,990
   Construction Products                              49,811           41,826
   Contracting and Construction Services             243,652          273,387
   Other, net                                          2,025              654
   Corporate General and Administrative                5,014            4,285
   Interest Expense                                    8,293            7,969
   Minority Interest                                  10,292            8,455
                                                ------------     ------------
                                                     924,160          896,613
                                                ------------     ------------

EARNINGS BEFORE INCOME TAXES                          58,923           42,494

   Income Taxes                                       21,543           15,031
                                                ------------     ------------

NET EARNINGS                                    $     37,380     $     27,463
                                                ============     ============

EARNINGS PER SHARE
   Basic                                        $       1.26     $       0.96
                                                ============     ============
   Diluted                                      $       1.21     $       0.93
                                                ============     ============

AVERAGE SHARES OUTSTANDING
   Basic                                          29,683,411       28,670,420
                                                ============     ============
   Diluted                                        30,879,736       29,670,683
                                                ============     ============

CASH DIVIDENDS PER SHARE                        $       0.07     $       0.05
                                                ============     ============

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                               For the Nine Months Ended
                                                     December 31,
                                             ------------------------------
                                                 1997              1996
                                             ------------      ------------
REVENUES
   Home Building
      Conventional Housing                   $  1,605,169      $  1,704,181
      Manufactured Housing                        103,727                --
   Investment Real Estate                          18,199             6,781
   Financial Services                             169,141           117,113
   Construction Products                          231,876           185,713
   Contracting and Construction Services          708,092           819,333
                                             ------------      ------------
                                                2,836,204         2,833,121
                                             ------------      ------------
COSTS AND EXPENSES
   Home Building
      Conventional Housing                      1,493,910         1,600,161
      Manufactured Housing                         95,200                --
   Investment Real Estate                          (3,643)           (6,007)
   Financial Services                             147,866            97,676
   Construction Products                          160,066           133,172
   Contracting and Construction Services          703,384           822,019
   Other, net                                       4,945             1,516
   Corporate General and Administrative            14,278            12,760
   Interest Expense                                24,818            26,760
   Minority Interest                               35,343            25,900
                                             ------------      ------------
                                                2,676,167         2,713,957
                                             ------------      ------------

EARNINGS BEFORE INCOME TAXES                      160,037           119,164
   Income Taxes                                    59,256            41,642
                                             ------------      ------------

NET EARNINGS                                 $    100,781      $     77,522
                                             ============      ============

EARNINGS PER SHARE
   Basic                                     $       3.42      $       2.72
                                             ============      ============
   Diluted                                   $       3.30      $       2.63
                                             ============      ============

AVERAGE SHARES OUTSTANDING
   Basic                                       29,427,192        28,549,797
                                             ============      ============
   Diluted                                     30,524,196        29,518,786
                                             ============      ============

CASH DIVIDENDS PER SHARE                     $       0.19      $       0.15
                                             ============      ============


See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         Centex Corporation and
                                                              Subsidiaries                      Centex Corporation
                                                    -------------------------------      -------------------------------
                                                    December 31,         March 31,       December 31,        March 31,
                                                        1997*              1997**            1997*              1997**
                                                    ------------       ------------      ------------       ------------
ASSETS
Cash and Cash Equivalents                           $     89,499       $     31,320      $     74,709       $     21,679
Receivables -
   Residential Mortgage Loans                            825,200            632,657                --                 --
   Other                                                 347,203            354,728           311,685            331,091
   Affiliates                                                 --                 --                --                 --
Inventories                                            1,152,879          1,001,759         1,152,879          1,001,759
Investments -
   Centex Development Company, L.P.                       28,596             32,664            28,596             32,664
   Joint Ventures                                          5,743              5,277             5,743              5,277
   Unconsolidated Subsidiaries                                --                 --            54,584             68,171
Property and Equipment, net                              302,161            293,143           282,603            276,627
Other Assets -
   Deferred Income Taxes                                 166,279            197,413           166,471            195,983
   Goodwill, net                                         107,272            103,622            96,863             91,442
   Deferred Charges and Other                             34,327             26,246            22,968             18,233
                                                    ------------       ------------      ------------       ------------
                                                    $  3,059,159       $  2,678,829      $  2,197,101       $  2,042,926
                                                    ============       ============      ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities            $    703,092       $    737,698      $    644,064       $    685,050
Short-term Debt                                          936,757            627,518           137,500             47,000
Long-term Debt                                           240,183            236,769           240,183            236,769
Minority Stockholders' Interest                          144,889            142,230           141,116            139,493
Negative Goodwill                                         86,837             98,837            86,837             98,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                     --                 --                --                 --
   Common Stock $.25 Par Value; Authorized
      50,000,000 Shares; Issued and Outstanding
      29,692,312 and 29,016,089 respectively               7,423              7,254             7,423              7,254
   Capital in Excess of Par Value                         35,075             18,789            35,075             18,789
   Retained Earnings                                     904,903            809,734           904,903            809,734
                                                    ------------       ------------      ------------       ------------
Total Stockholders' Equity                               947,401            835,777           947,401            835,777
                                                    ------------       ------------      ------------       ------------
                                                    $  3,059,159       $  2,678,829      $  2,197,101       $  2,042,926
                                                    ============       ============      ============       ============

                                                           Financial Services
                                                    --------------------------------
                                                    December 31,         March 31,
                                                        1997*               1997**
                                                    ------------        ------------
ASSETS
Cash and Cash Equivalents                           $     14,790        $      9,641
Receivables -
   Residential Mortgage Loans                            825,200             632,657
   Other                                                  35,518              23,637
   Affiliates                                               (894)            (19,985)
Inventories                                                   --                  --
Investments -
   Centex Development Company, L.P.                           --                  --
   Joint Ventures                                             --                  --
   Unconsolidated Subsidiaries                                --                  --
Property and Equipment, net                               19,558              16,516
Other Assets -
   Deferred Income Taxes                                    (192)              1,430
   Goodwill, net                                          10,409              12,180
   Deferred Charges and Other                             11,359               8,013
                                                    ------------        ------------
                                                    $    915,748        $    684,089
                                                    ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities            $     59,028        $     52,648
Short-term Debt                                          799,257             580,518
Long-term Debt                                                --                  --
Minority Stockholders' Interest                            3,773               2,737
Negative Goodwill                                             --                  --
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                     --                  --
   Common Stock $.25 Par Value; Authorized
      50,000,000 Shares; Issued and Outstanding
      29,692,312 and 29,016,089 respectively                   1                   1
   Capital in Excess of Par Value                         46,444              44,075
   Retained Earnings                                       7,245               4,110
                                                    ------------        ------------
Total Stockholders' Equity                                53,690              48,186
                                                    ------------        ------------
                                                    $    915,748        $    684,089
                                                    ============        ============


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

                      CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                         For the Nine Months Ended
                                                               December 31,
                                                         -------------------------
                                                            1997            1996
                                                         ---------       ---------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                          $ 100,781       $  77,522
   Adjustments -
      Depreciation and Amortization                         18,265           9,851
      Deferred Income Taxes                                 38,986          27,807
      Equity in Earnings of CDC and Joint Ventures          (3,742)         (1,671)
      Minority Interest in Earnings of Subsidiaries         35,343          25,900
   Decrease (Increase) in Receivables                        7,525          (9,458)
   (Increase) Decrease in Residential Mortgage Loans      (192,543)          3,667
   (Increase) Decrease in Inventories                     (151,120)         29,024
   (Decrease) Increase in Payables and Accruals            (34,606)         16,924
   Increase in Other Assets                                (25,272)        (31,328)
   Other, net                                              (32,684)          1,225
                                                         ---------       ---------
                                                          (239,067)        149,463
                                                         ---------       ---------
CASH FLOWS - INVESTING ACTIVITIES
   Decrease in Advances to CDC and Joint Ventures            7,344           2,291
   Increase in Property and Equipment, net                 (33,594)         (4,099)
                                                         ---------       ---------
                                                           (26,250)         (1,808)
                                                         ---------       ---------
CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Debt                             312,653         (90,522)
   Proceeds from Stock Option Exercises                     16,455           7,099
   Dividends Paid                                           (5,612)         (4,293)
                                                         ---------       ---------
                                                           323,496         (87,716)
                                                         ---------       ---------

NET INCREASE IN CASH                                        58,179          59,939

CASH AT BEGINNING OF PERIOD                                 31,320          14,042
                                                         ---------       ---------

CASH AT END OF PERIOD                                    $  89,499       $  73,981
                                                         =========       =========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (unaudited)

(A)  A summary of changes in stockholders' equity is presented below:

                                                           Capital in
                                Preferred      Common       Excess of     Retained
                                  Stock        Stock        Par Value     Earnings         Total
                                ---------     ---------     ---------    ----------      ---------
                                                      (dollars in thousands)
Balance, March 31, 1997         $      --     $   7,254     $  18,789     $ 809,734      $ 835,777
  Net Earnings                         --            --            --       100,781        100,781
  Exercise of Stock Options            --           169        16,286            --         16,455
  Cash Dividends                       --            --            --        (5,612)        (5,612)
                                ---------     ---------     ---------     ---------      ---------

BALANCE, DECEMBER 31, 1997      $      --     $   7,423     $  35,075     $ 904,903      $ 947,401
                                =========     =========     =========     =========      =========


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

          CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                     AND CENTEX DEVELOPMENT COMPANY, L. P.
                SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                  December 31,       March 31,
                                                      1997             1997*
                                                  ------------     ------------
ASSETS
   Cash and Cash Equivalents                      $     90,091     $     31,950
   Receivables                                       1,180,781          989,886
   Inventories                                       1,189,596        1,041,855
   Investments in Joint Ventures                         5,812            5,479
   Property and Equipment, net                         302,161          293,143
   Other Assets                                        307,978          327,281
                                                  ------------     ------------

                                                  $  3,076,419     $  2,689,594
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities       $    707,308     $    740,230
   Short-term Debt                                     948,563          634,573
   Long-term Debt                                      240,183          236,769
   Minority Stockholders' Interest                     144,889          142,230
   Negative Goodwill                                    86,837           98,837
   Stockholders' Equity                                948,639          836,955
                                                  ------------     ------------

                                                  $  3,076,419     $  2,689,594
                                                  ============     ============

*Condensed from audited financial statements

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                                    For the Nine Months Ended
                                                          December 31,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------

Revenues                                          $  2,847,726     $  2,840,658
Costs and Expenses                                   2,687,629        2,721,279
                                                  ------------     ------------
Earnings Before Income Taxes                           160,097          119,379
Income Taxes                                            59,256           41,642
                                                  ------------     ------------

NET EARNINGS                                      $    100,841     $     77,737
                                                  ============     ============

(C) In order to assure the future availability of land for its Home Building operation, the Company has made deposits totaling $22 million as of December 31, 1997 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $573 million. These options and commitments expire at various dates to the year 2003. The Company has also committed to purchase land and developed lots totaling approximately $8 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $7 million.

(D) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.


                                                 Nine Months Ended
                                              -----------------------
                                              12/31/97       12/31/96
                                              --------       --------
          Total Interest Incurred             $ 56,491       $ 50,946
          Less - Financial Services            (31,673)       (24,186)
                                              --------       --------
          Interest Expense                    $ 24,818       $ 26,760
                                              ========       ========

(E) During April, 1994, Centex Construction Products, Inc. (CXP) completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP". Centex's ownership interest in CXP was 54.6% as of December 31, 1997.

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

       SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior- period EPS data presented. The following tables reconcile the computation of basic EPS and diluted EPS for the quarter and nine months ended December 31, 1997 and December 31, 1996.

                                                           For the Three Months Ended
                                                                December 31, 1997
                                                   ---------------------------------------
                                                     Income          Shares      Per-Share
                                                   (Numerator)    (Denominator)   Amount
                                                   -----------    -------------  ---------
BASIC EPS - Net earnings available
   to common stockholders                          $37,380,000      29,683,411     $1.26
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
   Options                                                  --         996,325
   Convertible debenture                                25,360         200,000
                                                   -----------     -----------
DILUTED EPS - Net earnings available to common
   stockholders + assumed conversions              $37,405,360      30,879,736     $1.21
                                                   ===========     ===========     =====


                                                             For the Nine Months Ended
                                                                  December 31, 1997
                                                    -----------------------------------------
                                                       Income            Shares     Per-Share
                                                    (Numerator)      (Denominator)    Amount
                                                    -----------      -------------  ---------
BASIC EPS - Net earnings available
   to common stockholders                          $100,781,000       29,427,192     $3.42
                                                                                     =====
EFFECT OF DILUTIVE SECURITIES
   Options                                                   --          897,004
   Convertible debenture                                 75,834          200,000
                                                   ------------     ------------
DILUTED EPS - Net earnings available to common
   stockholders + assumed conversions              $100,856,834       30,524,196     $3.30
                                                   ============     ============     =====

           Note: Options to purchase 10,000 shares of common stock at approximately $65 per share (expiring in November, 2007) were outstanding during the quarter ended and as of December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                         For the Three Months Ended
                                                              December 31, 1996
                                                   --------------------------------------
                                                     Income          Shares     Per-Share
                                                   (Numerator)    (Denominator)  Amount
                                                   -----------    ------------- ---------
BASIC EPS - Net earnings available
   to common stockholders                          $27,463,000      28,670,420     $.96
                                                                                   ====
EFFECT OF DILUTIVE SECURITIES
   Options                                                  --         800,263
   Convertible debenture                                24,872         200,000
                                                   -----------     -----------
DILUTED EPS - Net earnings available to common
   stockholders + assumed conversions              $27,487,872      29,670,683     $.93
                                                   ===========     ===========     ====

                                                          For the Nine Months Ended
                                                             December 31, 1996
                                                   --------------------------------------
                                                     Income           Shares    Per-Share
                                                   (Numerator)    (Denominator)   Amount
                                                   -----------    ------------- ---------
BASIC EPS - Net earnings available
   to common stockholders                          $77,522,000      28,549,797     $2.72
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
   Options                                                  --         768,989
   Convertible debenture                                73,689         200,000
                                                   -----------     -----------
DILUTED EPS - Net earnings available to common
   stockholders + assumed conversions              $77,595,689      29,518,786     $2.63
                                                   ===========     ===========     =====


(I) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect adoption of the Statement to have a material effect on the presentation of its financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS No. 131) which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect adoption of the Statement to have a material effect on the presentation of its financial statements.

                               CENTEX CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

       Centex's consolidated revenues for the quarter were $983.1 million, a 5% increase over $939.1 million for the same quarter last year. Earnings before income taxes were $58.9 million, 39% higher than $42.5 million last year. Net earnings were $37.4 million and diluted earnings per share were $1.21 for this quarter compared to $27.5 million and $.93, respectively, for the same quarter last year.

       For the nine months ended December 31, 1997, corporate revenues totaled $2.8 billion, about equal to revenues for the same period last year. Earnings before income taxes were $160.0 million, 34% higher than $119.2 million for the same period last year. Net earnings were a record $100.8 million and diluted earnings per share were $3.30 for the current nine months compared to $77.5 million and $2.63 last year.


HOME BUILDING

       Conventional Housing

       The following summarizes Conventional Housing results for the quarter and fiscal year-to-date ended December 31, 1997 compared to the quarter and fiscal year-to-date ended December 31, 1996 (dollars in millions, except per unit data):


                                           Quarter Ended                      Quarter Ended
                                              12/31/97                           12/31/96
                                      ---------------------------       --------------------------
Conventional Housing Revenues         $    557.5            100.0%      $    566.7           100.0%
Cost of Sales                             (441.9)           (79.3%)         (464.3)          (81.9%)
Selling, General & Administrative          (73.3)           (13.1%)          (65.6)          (11.6%)
                                      ----------       ----------       ----------      ----------
Operating Earnings                    $     42.3              7.6%      $     36.8             6.5%
                                      ==========       ==========       ==========      ==========
Units Closed                               3,025                             3,226
     % Change                               (6.2%)                             9.4%
Unit Sales Price                      $  181,266                        $  172,536
     % Change                                5.1%                              4.4%
Operating Earnings per Unit           $   13,980                        $   11,425
     % Change                               22.4%                             17.8%


                                                 Fiscal                          Fiscal
                                              Year-to-Date                    Year-to-Date
                                                12/31/97                        12/31/96
                                      --------------------------       --------------------------
Conventional Housing Revenues         $  1,605.2           100.0%      $  1,704.2           100.0%
Cost of Sales                           (1,278.6)          (79.7%)       (1,394.1)          (81.8%)
Selling, General & Administrative         (215.3)          (13.4%)         (206.1)          (12.1%)
                                      ----------      ----------       ----------      ----------
Operating Earnings                    $    111.3             6.9%      $    104.0             6.1%
                                      ==========      ==========       ==========      ==========
Units Closed                               8,709                            9,835
     % Change                              (11.4%)                           15.4%
Unit Sales Price                      $  181,716                       $  169,845
     % Change                                7.0%                             4.2%
Operating Earnings per Unit           $   12,775                       $   10,577
     % Change                               20.8%                            25.9%

       Home closings for the quarter were 3,025 units, 6% less than 3,226 for the same quarter last year. Home sales (orders) were 2,591 for the quarter this year, compared to 2,567 units for the same quarter a year ago. Home closings for the nine months this year totaled 8,709 units, 11% less than closings of 9,835 units for the same period a year ago. Unit orders for the current nine months were 8,824, 6% higher than 8,319 units for the same period last year. The backlog of homes sold but not closed at December 31, 1997 was 4,423 units, 10% higher than 4,017 units at December 31, 1996. Centex is currently operating slightly fewer neighborhoods than it did a year ago.

       The operating earnings for the quarter and nine months ended December 31, 1997 increased as a percentage of revenue and on a per unit basis compared to the same periods last year primarily as a result of Centex Homes' continuing focus on improved efficiency throughout its operations.

       Manufactured Housing

       The following summarizes Manufactured Housing's results for the quarter and fiscal year-to-date ended December 31, 1997 (dollars in millions):


                                                                        Fiscal
                                          Quarter Ended              Year-to-Date
                                            12/31/97                   12/31/97
                                      --------------------       --------------------
Manufactured Housing Revenues         $  38,239      100.0%      $ 103,727      100.0%
Cost of Sales                           (30,967)     (81.0%)       (83,387)     (80.4%)
Selling, General & Administrative        (3,228)      (8.4%)       (10,094)      (9.7%)
                                      ---------      -----       ---------      -----
Earnings Before Goodwill and
   Minority Interest                      4,044       10.6%         10,246        9.9%
                                                     =====                      =====
   Goodwill Amortization                   (573)                    (1,719)
   Minority Interest                       (742)                    (2,042)
                                      ---------                  ---------
Operating Earnings                    $   2,729                  $   6,485
                                      =========                  =========
Units Produced                            1,601                      4,219
                                      =========                  =========

       The Manufactured Housing operation was acquired in late March 1997. Accordingly, there is no comparative data for the quarter and fiscal year-to-date ended December 31, 1996.


INVESTMENT REAL ESTATE

       For the quarter ended December 31, 1997, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $7.1 million, 27% higher than $5.6 million last year.

       For the current nine months, operating earnings from Investment Real Estate were $21.8 million, a 71% improvement over operating earnings of $12.8 million for the same period in the prior year.

FINANCIAL SERVICES

       The following summarizes Financial Services' results for the quarter and fiscal year-to-date ended December 31, 1997 compared to the quarter and fiscal year-to-date ended December 31, 1996 (dollars in millions):


                                                                                    Fiscal            Fiscal
                                            Quarter Ended     Quarter Ended      Year-to-date      Year-to-date
                                               12/31/97          12/31/96           12/31/97          12/31/96
                                            -------------     -------------     -------------     -------------
Revenues                                    $        64.6     $        38.2     $       169.1     $       117.1
                                            -------------     -------------     -------------     -------------
Operating Earnings                          $         8.5     $         7.2     $        21.3     $        19.4
                                            -------------     -------------     -------------     -------------
Origination Volume                          $       1,744     $       1,316     $       4,836     $       4,100
                                            -------------     -------------     -------------     -------------
Number of Loans Originated
   CTX Mortgage -
      Centex-built Homes ("Builder")                2,127             2,275             6,085             7,220
      Non-Centex-built Homes ("Retail")            10,426             7,931            30,258            26,155
                                            -------------     -------------     -------------     -------------
                                                   12,553            10,206            36,343            33,375
   Centex Home Equity                               2,341             1,507             5,161             2,434
                                            -------------     -------------     -------------     -------------
                                                   14,894            11,713            41,504            35,809
                                            =============     =============     =============     =============

       CTX Mortgage Company's (CTX) builder applications for the quarter of 2,000 increased 26% over last year while Retail applications rose 45% to 10,025. Builder applications of 6,544 for the nine month period were 10% higher than a year ago. Retail applications increased 24% from 24,771 a year ago to 30,626 for the nine months. CTX's profit per loan of $841 for this year's quarter was a 36% improvement over the per loan profit of $620 for last year's quarter as a result of increased originations and the centralization of certain back-office functions.

       Centex Home Equity Corporation (CHEC) generated 7,645 "B & C" loan applications for the quarter, an increase of 32% compared to the same quarter a year ago. CHEC applications for the nine months rose 47% to 16,283. Operating earnings for the quarter reflect continuing start-up costs of approximately $2 million for CHEC and the recently formed Centex Finance Company.


CONSTRUCTION PRODUCTS

       Revenues from CXP were $70.5 million for the quarter this year, 19% higher than last year. CXP's operating earnings, net of minority interest, were $11.2 million for the quarter this year, 27% higher than last year's earnings. CXP's revenues for the current nine months were $231.9 million, 25% higher than last year. CXP's operating earnings, net of minority interest, were a record $38.6 million, a 45% improvement over results for the same period a year ago.

       CXP's record results were due to higher product sales volumes, particularly the increased gypsum wallboard sales related to the acquisition of the Eagle Gypsum plant in late fiscal 1997. CXP's earnings also were favorably impacted by continued strong product demand and higher average cement and gypsum wallboard pricing.

CONTRACTING AND CONSTRUCTION SERVICES

       The following summarizes Contracting and Construction Services' results for the quarter and fiscal year-to-date ended December 31, 1997 compared to the quarter and fiscal year-to-date ended December 31, 1996 (dollars in millions):

                                                                             Fiscal            Fiscal
                                     Quarter Ended     Quarter Ended      Year-to-Date      Year-to-Date
                                        12/31/97          12/31/96           12/31/97          12/31/96
                                     -------------     -------------      -------------     -------------
Revenues                             $       246.2     $       270.3      $       708.1     $       819.3
                                     -------------     -------------      -------------     -------------
Operating Earnings (Loss)            $         2.5     $        (3.0)     $         4.7     $        (2.7)
                                     -------------     -------------      -------------     -------------
New Contracts Received               $         122     $         334      $         613     $         831
                                     -------------     -------------      -------------     -------------
Backlog of Uncompleted Contracts     $       1,019     $       1,213      $       1,019     $       1,213
                                     -------------     -------------      -------------     -------------

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

       In October 1992 Martin County sued one of the Company's general contracting subsidiaries, Centex-Rooney Construction Co., Inc. ("Rooney"), alleging defects in the design and construction of the Martin County Courthouse in Stuart, Florida. Rooney was construction manager of the project. In July 1996 a judgment of $14.2 million was returned against Rooney, and in April 1997 Martin County also obtained a judgment of $3.2 million in attorney's fees and costs. Both judgments, together with interest, currently approach $20 million. Recently, the 4th District Court of Appeals affirmed the $14.2 million judgment and Rooney is now preparing a motion for re-hearing and an appeal to the Supreme Court of Florida. Rooney's appeal of the $3.2 million award is still pending. At this time, Rooney is prosecuting claims and lawsuits against sub-contractors, their insurance carriers and Rooney's own insurance carriers for recovery of the judgments. One of Rooney's carriers has agreed to pay approximately $3.5 million. While there is no assurance that Rooney's appeal will be successful or that it will recover from such sub-contractors or other insurance carriers, management believes that Rooney will be able to recover substantially all of both judgments. In any case, these judgments would not have a material impact on the financial condition of the Company.


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

       The $312.7 million increase in debt was primarily used to fund the increase in both residential mortgage loans and inventories. The increase in residential mortgage loans is primarily due to an increase in mortgage refinancing activity which is attributed to continuing favorable mortgage interest rates.

       The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

       During the quarter, Centex's Board of Directors authorized a two-for-one split of its common stock subject to certain conditions, including stockholder approval of an amendment to Centex Corporation's Restated Articles of Incorporation that will double the number of authorized shares from 50 to 100 million. Stockholders approved the amendment at a special meeting of the Centex stockholders on February 4, 1998. The split will be effected by the issuance of one additional share of stock for each share outstanding on the record date, which will be February 13, 1998. Distribution of the additional shares will occur on February 27, 1998. Following the stock split, the Company's current quarterly dividend of 7 cents per share will be increased to 4 cents on each of the new shares, resulting in a 14% gain in the post split quarterly dividend.

       Also during the quarter, Centex Financial Services formed Centex Finance Company, a Phoenix, Arizona-based operation providing lending services to customers of manufactured housing dealers. The new entity initiated operations in Arizona in order to take advantage of the dealer network serving Cavco Industries, Centex's manufactured housing company. Centex Finance Company will also target additional dealerships in Arizona and is adding representatives in other states.

       Favorable interest rates and the strong national economy in recent months have positively affected the Company's businesses. If interest rates and general economic conditions remain at or near current levels, Centex's Home Building results will exceed fiscal 1997's record performance. Centex's other businesses also should continue to report improved results, including CXP which is on track to have its fourth consecutive year of record earnings.

       As a result, Centex's fiscal 1998 financial results should surpass fiscal 1997's all-time-high earnings.

                   ----------------------------------------

       The information contained in this report includes forward looking statements involving a number of risks and uncertainties. In addition to the factors discussed, other determinants that could cause actual results to differ include: increases in interest rates; business conditions; growth in the home building, investment real estate, financial services, contracting and construction services, and construction products industries and the economy in general; competitive factors; and the cost of building materials. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development Company, L.P., and in the Annual Report on Form 10-K for Centex Construction Products, Inc., for the fiscal year ended March 31, 1997. Both reports are filed with the Securities and Exchange Commission.

                               CENTEX CORPORATION

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997.

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CENTEX CORPORATION
                                        ------------------------------
                                                 Registrant


February 12, 1998                            /s/ David W. Quinn
                                        ------------------------------
                                               David W. Quinn
                                              Vice Chairman and
                                           Chief Financial Officer
                                        (principal financial officer)


February 12, 1998                            /s/ Barry G. Wilson
                                        ------------------------------
                                               Barry G. Wilson
                                                 Controller
                                         (chief accounting officer)

                       This page intentionally left blank

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
                                  (unaudited)


                                                              For the Three Months Ended December 31,
                                      ----------------------------------------------------------------------------------------
                                                        1997                                           1996
                                      ------------------------------------------    ------------------------------------------
                                                                    3333 HOLDING                                  3333 HOLDING
                                                       CENTEX        CORPORATION                      CENTEX       CORPORATION
                                                     DEVELOPMENT        AND                         DEVELOPMENT       AND
                                        COMBINED    COMPANY, L.P.    SUBSIDIARY       COMBINED     COMPANY, L.P.   SUBSIDIARY
                                      ------------  -------------   ------------    ------------   -------------  ------------
Revenues                              $      9,228   $      9,123   $        310    $      4,026   $      3,932   $        307

Costs and Expenses                           6,194          6,069            330           3,382          3,224            371
                                      ------------   ------------   ------------    ------------   ------------   ------------

Earnings (Loss) Before Income Taxes          3,034          3,054            (20)            644            708            (64)

Income Taxes                                    --             --             --              --             --             --
                                      ------------   ------------   ------------    ------------   ------------   ------------

NET EARNINGS (LOSS)                   $      3,034   $      3,054   $        (20)   $        644   $        708   $        (64)
                                      ============   ============   ============    ============   ============   ============

EARNINGS (LOSS) PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                              $      3,054   $        (20)                  $        708   $        (64)
                                                     ============   ============                   ============   ============


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF OPERATIONS
               (dollars in thousands, except per share/unit data)
                                  (unaudited)


                                                              For the Nine Months Ended December 31,
                                      ----------------------------------------------------------------------------------------
                                                        1997                                           1996
                                      ------------------------------------------    ------------------------------------------
                                                                    3333 HOLDING                                  3333 HOLDING
                                                       CENTEX        CORPORATION                      CENTEX       CORPORATION
                                                     DEVELOPMENT        AND                         DEVELOPMENT       AND
                                        COMBINED    COMPANY, L.P.    SUBSIDIARY       COMBINED     COMPANY, L.P.   SUBSIDIARY
                                      ------------  -------------   ------------    ------------   -------------  ------------
Revenues                              $     16,063  $      15,748   $      1,059    $      8,323   $       7,945  $      1,331

Costs and Expenses                          11,890         11,635            999           7,414           7,251         1,116
                                      ------------  -------------   ------------    ------------   -------------  ------------

Earnings Before Income Taxes                 4,173          4,113             60             909             694           215

Income Taxes                                    --             --             --              --              --            --
                                      ------------  -------------   ------------    ------------   -------------  ------------

NET EARNINGS                          $      4,173  $       4,113   $         60    $        909   $         694  $        215
                                      ============  =============   ============    ============   =============  ============

EARNINGS PER SHARE/UNIT
   (Average Outstanding Shares,
   1,000; Units, 1,000)                             $       4,113   $         60                   $         694  $        215
                                                    =============   ============                   =============  ============


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                          December 31, 1997*                           March 31, 1997**
                                             ------------------------------------------   ------------------------------------------
                                                                           3333 HOLDING                                 3333 HOLDING
                                                               CENTEX      CORPORATION                      CENTEX      CORPORATION
                                                             DEVELOPMENT       AND                        DEVELOPMENT       AND
                                               COMBINED     COMPANY, L.P.   SUBSIDIARY      COMBINED     COMPANY, L.P.   SUBSIDIARY
                                             ------------   -------------  ------------   ------------   -------------  ------------
ASSETS
   Cash                                      $        592   $        585   $          7   $        630   $        625   $          5
   Accounts Receivable                                321          4,560            184            312            868            176
   Notes Receivable -
      Centex Corporation and Subsidiaries           7,700             --          7,700          7,700             --          7,700
      Other                                         8,241          8,241             --          2,365          2,365             --
   Investment in Affiliate                             --             --            767             --             --            767
   Investment in Real Estate Joint Venture             69             69             --            202            202             --
   Projects Held for Development & Sale            35,479         35,479             --         38,918         38,918             --
   Other Assets                                       100            100             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------   ------------

                                             $     52,502   $     49,034   $      8,658   $     50,127   $     42,978   $      8,648
                                             ============   ============   ============   ============   ============   ============


LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and Accrued
      Liabilities                            $      4,311   $      4,102   $      4,632   $      2,648   $      2,410   $        970
   Notes Payable -
      Centex Corporation and Subsidiaries           3,288             --          3,288          7,000             --          7,000
      Other                                        11,806         11,806             --          7,055          7,055             --
   Land Sale Deposits                                  10             10             --             10             10             --
                                             ------------   ------------   ------------   ------------   ------------   ------------
        Total Liabilities                          19,415         15,918          7,920         16,713          9,475          7,970

        Stockholders' Equity and
           Partners' Capital                       33,087         33,116            738         33,414         33,503            678
                                             ------------   ------------   ------------   ------------   ------------   ------------

                                             $     52,502   $     49,034   $      8,658   $     50,127   $     42,978   $      8,648
                                             ============   ============   ============   ============   ============   ============


*  Unaudited
** Condensed from audited financial statements.

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                 For the Nine Months Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                             1997                                      1996
                                            ----------------------------------------  ----------------------------------------
                                                                        3333 HOLDING                              3333 HOLDING
                                                            CENTEX      CORPORATION                   CENTEX      CORPORATION
                                                          DEVELOPMENT       AND                     DEVELOPMENT        AND
                                             COMBINED    COMPANY, L.P.   SUBSIDIARY    COMBINED    COMPANY, L.P.   SUBSIDIARY
                                            -----------  -------------  ------------  -----------  -------------  ------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                             $     4,173   $     4,113   $        60   $       909   $       694   $       215
   Net Change in Payables, Accruals,
     Deposits and Receivables                     1,655        (1,999)        3,654          (309)          (95)         (214)
   (Increase) Decrease in Notes Receivable       (5,877)       (5,877)           --         1,439         1,439            --
   Decrease (Increase) in Advances to
     Joint Venture                                  133           133            --          (101)         (101)           --
   Decrease in Projects Held for
     Development and Sale                         3,439         3,439            --         4,891         4,891            --
   Increase in Other Assets                        (100)         (100)           --        (3,000)       (3,000)           --
                                            -----------   -----------   -----------   -----------   -----------   -----------
                                                  3,423          (291)        3,714         3,829         3,828             1
                                            -----------   -----------   -----------   -----------   -----------   -----------

CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Notes Payable -
        Centex Corporation and Subsidiaries      (3,712)           --        (3,712)           --            --            --
        Other                                     4,751         4,751            --        (1,373)       (1,373)           --
   Capital Distributions                         (4,500)       (4,500)           --        (2,000)       (2,000)           --
                                            -----------   -----------   -----------   -----------   -----------   -----------
                                                 (3,461)          251        (3,712)       (3,373)       (3,373)           --
                                            -----------   -----------   -----------   -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH                     (38)          (40)            2           456           455             1

CASH AT BEGINNING OF YEAR                           630           625             5           231           225             6
                                            -----------   -----------   -----------   -----------   -----------   -----------


CASH AT END OF PERIOD                       $       592   $       585   $         7   $       687   $       680   $         7
                                            ===========   ===========   ===========   ===========   ===========   ===========


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (unaudited)


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

(C) The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $220,000 and $855,000 for the quarter and nine months ended December 31, 1997 and $113,000 and $3,090,000 for the quarter and nine months ended December 31, 1996, respectively. Additionally, during the nine months ended December 31, 1997, the Partnership sold property located in Carrollton, Texas to Centex Homes for $2,866,000.

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands).

                                                           For the Nine Months Ended December 31, 1997
                                 -------------------------------------------------------------------------------------------------
                                                                                                  3333 Holding Corporation
                                                   Centex Development Company, L.P.                    and Subsidiary
                                               ----------------------------------------   ----------------------------------------
                                                CLASS B        GENERAL        LIMITED                    CAPITAL IN
                                                 UNITS        PARTNERS'      PARTNERS'      STOCK        EXCESS OF       RETAINED
                                  COMBINED      WARRANTS       CAPITAL        CAPITAL      WARRANTS      PAR VALUE       EARNINGS
                                 ----------    ----------     ----------     ----------   ----------     ----------     ----------
Balance at March 31, 1997        $   33,414    $      500     $      767     $   32,236   $        1     $      800     $     (123)

Preference Payments                  (4,500)           --             --         (4,500)          --             --             --

Net Earnings                          4,173            --             --          4,113           --             --             60
                                 ----------    ----------     ----------     ----------   ----------     ----------     ----------

BALANCE AT DECEMBER 31, 1997     $   33,087    $      500     $      767     $   31,849   $        1     $      800     $      (63)
                                 ==========    ==========     ==========     ==========   ==========     ==========     ==========

         The Partnership agreement provides that Class A limited partners are entitled to a cumulative preferred return of 9% per annum on their unrecovered capital. Unrecovered capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals.

         During the nine months ended December 31, 1997, the Partnership made preference payments to its limited partner, which is a Centex affiliate, totaling $4.5 million. No preference payments were made during the quarter. Preference in arrears at December 31, 1997 amounted to $3.4 million and unrecovered capital totaled $32.8 million.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         On a combined basis, revenues for the quarter and nine months ended December 31, 1997 of $9.2 million and $16.1 million, respectively, included the sale of commercial property in Texas, and residential property in Texas and Florida. Revenues of $4.0 million and $8.3 million for the quarter and nine months ended December 31, 1996, respectively, included the sale of commercial property in Texas and residential property in Illinois and New Jersey. The quarter ended December 31, 1997 resulted in combined net earnings of $3.0 million compared to net earnings of $644,000 for the same quarter last year. The nine months ended December 31, 1997 resulted in combined net earnings of $4.2 million compared to $909,000 for the same period last year. The increase in earnings during the current year period reflects the continued improvement in the north Texas real estate market. This improvement has been evidenced by both higher margins on land sales and increased sales activity.


LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from sales and the principal collection on notes receivable during the nine months ended December 31, 1997 was sufficient to allow for the Partnership to make preference payments to its limited partner totaling $4.5 million.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

               Exhibit 27.1 - Financial Data Schedule
               Exhibit 27.2 - Financial Data Schedule


         (b)   Reports on Form 8-K

               The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               3333 HOLDING CORPORATION
                                           ---------------------------------
                                                      Registrant


February 12, 1998                              /s/ J. Stephen Bilheimer
                                           ---------------------------------
                                                 J. Stephen Bilheimer
                                                       President


February 12, 1998                                 /s/ Kimberly Pinson
                                           ---------------------------------
                                                    Kimberly Pinson
                                             Vice President and Treasurer
                                              (chief accounting officer)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CENTEX DEVELOPMENT COMPANY, L.P.
                                          -------------------------------------
                                                       Registrant
                                            By: 3333 Development Corporation,
                                                     General Partner


February 12, 1998                               /s/ J. Stephen Bilheimer
                                          -------------------------------------
                                                  J. Stephen Bilheimer
                                                        President


February 12, 1998                                  /s/ Kimberly Pinson
                                          -------------------------------------
                                                     Kimberly Pinson
                                              Vice President and Treasurer
                                               (chief accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 27            Financial Data Schedule

 27.1          Financial Data Schedule

 27.2          Financial Data Schedule