Form 10-K405
period 1998-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1998-06-25
CIK 18532, 818762, 818764

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

           JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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
        2728 N. HARWOOD, DALLAS, TEXAS 75201                       3100 MCKINNON, SUITE 370, DALLAS, TEXAS 75201
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

                                                                          CENTEX DEVELOPMENT COMPANY, L.P.
                                                                WARRANTS TO PURCHASE               NEW YORK STOCK
                                                                CLASS B UNITS OF                      EXCHANGE
                                                                LIMITED PARTNERSHIP
                                                                INTEREST EXPIRING
                                                                NOVEMBER 30, 2007

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

     The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on May 29, 1998 was approximately $2.1 billion.

     Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on May 29, 1998:

Centex Corporation                        Common Stock                                          59,555,506 shares
3333 Holding Corporation                  Common Stock                                               1,000 shares
Centex Development Company, L.P.          Class A Units of Limited Partnership Interest              32,260 units
Centex Development Company, L.P.          Class C Units of Limited Partnership Interest              15,299 units

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.I, A.II, A.III, B.I, B.II and B.III of this Report:

(a) 1998 Annual Report to Stockholders of Centex Corporation for the fiscal year ended March 31, 1998;

(b) 1998 Annual Report to Stockholders of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. for the fiscal year ended March 31, 1998; and

(c) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 23, 1998.

================================================================================

                             JOINT ANNUAL REPORT ON
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998


                      CENTEX CORPORATION AND SUBSIDIARIES
                                      AND
                    3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


                          JOINT EXPLANATORY STATEMENT

      On November 30, 1987, Centex Corporation ("Centex" or the "Company") distributed as a dividend (the "Distribution") to its stockholders (through a nominee, the "Nominee") all of the issued and outstanding shares of the common stock, par value $.01 per share ("Holding Common Stock"), of 3333 Holding Corporation, a Nevada corporation, ("Holding"), and 900 warrants (the "Stockholder Warrants") to purchase Class B Units of limited partnership interest in Centex Development Company, L.P., a Delaware limited partnership, ("CDC" or the "Partnership"). Pursuant to an agreement with the Nominee (the "Nominee Agreement"), the Nominee is the record holder of the Stockholder Warrants and 1,000 shares of Holding Common Stock, which constitute all of the issued and outstanding capital stock of Holding, on behalf of and for the benefit of persons who are from time to time the holders of the common stock, par value $.25 per share ("Centex Common Stock"), of Centex ("Centex Stockholders"). Each Centex Stockholder owns a beneficial interest in that portion of the 1,000 shares of Holding Common Stock and the Stockholder Warrants that the total number of shares of Centex Common Stock held by such stockholder bears to the total number of shares of Centex Common Stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each Centex Stockholder's beneficial interest in such pro rata portion of the shares of Holding Common Stock and the Stockholder Warrants is represented by the certificate or certificates evidencing such Centex Stockholder's Centex Common Stock, and is currently tradeable only in tandem with, and as a part of, each such Centex Stockholder's Centex Common Stock. The tandem securities are listed and traded on the New York Stock Exchange and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd. and are registered with the Securities and Exchange Commission (the "Commission") separately under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Holding and CDC were each organized in 1987 in connection with the distribution. 3333 Development Corporation, a wholly-owned subsidiary of Holding ("Development"), is the sole general partner of CDC.

      At present, Centex, Holding and CDC have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. PART A of this Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "Report") relates to Centex and its subsidiaries. PART B of this Report relates to Holding (and its subsidiary, Development) and to CDC.

      This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 1998 annual meetings of stockholders, the Annual Report to Stockholders of Centex for the fiscal year ended March 31, 1998 (the "Centex 1998 Annual Report") and the Annual Report to Stockholders of Holding and CDC for the fiscal year ended March 31, 1998 (the "Holding/CDC 1998 Annual Report"), portions of which are incorporated by reference into this Report. Portions of the Centex 1998 Annual Report and the Holding/CDC 1998 Annual Report are filed as an Exhibit to this Report. For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination. Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (G) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 34-36 of the Centex 1998 Annual Report.

FORM 10-K                       TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
 JOINT EXPLANATORY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2

 Part A.                                CENTEX CORPORATION AND SUBSIDIARIES

                                                       PART I
 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .             22

                                                      PART II

 Item  5.       Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . .             23
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24
 Item  7A.      Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . . .             24
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . .             24
 Item  9.       Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24

                                                      PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . .             24
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             25
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . .             25
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . .             25

                                                      PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . .             25
 FORWARD LOOKING STATEMENT     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              26
 SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27

                         -----------------------------

 PART B.            3333 HOLDING CORPORATION AND SUBSIDIARY AND
                        CENTEX DEVELOPMENT COMPANY, L.P.

                                                      PART I
                                                                                                              PAGE
                                                                                                              ----
 Item  1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28
 Item  2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              31
 Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              33
 Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .              33

                                                     PART II                                                  PAGE
                                                                                                              ----
 Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters . . . . . .              34
 Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36
 Item  7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36
 Item  7A.      Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . .              36
 Item  8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .              36
 Item  9.       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36

                                                     PART III

 Item 10.       Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . .              37
 Item 11.       Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              39
 Item 12.       Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . .              40
 Item 13.       Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . .              43

                                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . .              45
 FORWARD LOOKING STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               46
 SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               47


                         -----------------------------


 INDICES TO EXHIBITS

    CENTEX CORPORATION AND SUBSIDIARIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               49
    3333 HOLDING CORPORATION AND SUBSIDIARY  . . . . . . . . . . . . . . . . . . . . . . . . . .               52
    CENTEX DEVELOPMENT COMPANY, L.P. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               54

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

                                     PART I

ITEM 1.  BUSINESS

                        General Development of Business

      Centex is incorporated in the State of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock") began trading publicly in 1969. As of May 29, 1998, 59,555,506 shares of Centex Common Stock, which are traded on the New York Stock Exchange ("NYSE") and The International Stock Exchange of the United Kingdom and the Republic of Ireland, Ltd., were outstanding.

     Since its founding in 1950 as a Dallas, Texas-based residential and commercial construction company, Centex has evolved into a multi-industry company. Centex currently operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products and Contracting and Construction Services.

     Centex's Home Building business has expanded to include both Conventional Homes and Manufactured Homes. Centex is one of the nation's largest home builders. Through its subsidiary Centex Homes, Centex built and delivered 12,418 conventional homes during its fiscal year ended March 31, 1998. Centex's Conventional Homes operations currently involve the construction and sale of single-family homes, town homes and low-rise condominiums in 260 neighborhoods in 52 different markets. These activities also include the purchase and development of land. Centex has participated in the conventional home building business since 1950. Centex entered into the Manufactured Homes business during March 1997 when Centex Real Estate Corporation ("CREC") acquired approximately 80% of the common stock of Cavco Industries, Inc., predecessor in interest to Cavco Industries, LLC. As used herein, "Cavco" refers to the manufactured housing group of the Company. Cavco is the largest producer of manufactured homes in Arizona as well as the nation's largest producer of park model homes, having built and delivered 5,751 manufactured housing units during fiscal year ended March 31, 1998. During February 1998, Cavco purchased substantially all of the assets of AAA Homes, Inc., Arizona's largest manufactured homes retailer, marking Cavco's entry into the retailing of manufactured homes.

     Centex's Investment Real Estate business segment was created during the quarter ended June 30, 1996 when CREC completed a business combination transaction and reorganization with Vista Properties, Inc. ("Vista"), increasing Centex's ownership of Vista's common stock from approximately 53% to 99.975%. During fiscal year 1998, Centex acquired the remaining minority interest in Vista. Vista has changed its name to Centex Real Estate Corporation.

     Centex's Financial Services operations in fiscal 1998 included mortgage origination and other related services on homes sold by Centex subsidiaries and by third parties, including continuing expansion into home equity and sub-prime lending. Centex has been in the mortgage banking business since 1973. Centex is a leading retail mortgage originator, originating approximately $7.2 billion of residential mortgages and home equity loans in fiscal 1998.

     Centex's involvement in the construction products business started in 1963 when it began construction of its first cement plant. Since that time, this segment has expanded to include additional cement production and distribution facilities and the production, distribution and sale of gypsum wallboard, readymix concrete and aggregates. During the quarter ended June 30, 1994, Centex Construction Products, Inc. ("CXP") completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP". As a result of CXP's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP has increased to more than 50%, and principally due to the additional repurchases by CXP was 55.6% as of March 31, 1998. Accordingly, CXP's fiscal 1998 and 1997 financial results have been consolidated with those of Centex.

     Centex entered the contracting and construction services business in 1966 with the acquisition of a Dallas-based contractor which had been in business since 1936. Additional significant acquisitions of construction companies were made in 1978, 1982, 1987 and 1990. Centex currently ranks among the nation's largest general building contractors. The contracting and construction activities of the Company involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

      In fiscal 1988, Centex established CDC. Reference is made to PART B of this Report for a discussion of the business of CDC.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Note (J) of the Notes to Consolidated Financial Statements of Centex on pages 37-41 of the Centex 1998 Annual Report contain additional information about the Company's business segments for years ended March 31, 1998, 1997 and 1996 and are incorporated herein by reference.

                       NARRATIVE DESCRIPTION OF BUSINESS

HOME BUILDING

CONVENTIONAL HOMES

     Centex Homes, Centex's conventional home building operation is primarily involved in the purchase and development of land or lots as well as the construction and sale of single-family homes, town homes and low-rise condominiums. Centex Homes is one of the leading U.S. builders of single-family detached homes, by the number of units produced in a calendar year. Centex Homes is also the only company to rank among Professional Builder's top 10 home builders for each of the past 29 years. Centex Homes sells to both first-time and move-up buyers. Approximately 93% of the houses Centex Homes sells are single-family detached homes and the remainder are town homes and low-rise condominiums.

Markets

      Centex Homes follows a strategy of reducing exposure to local market volatility by spreading operations across geographically and economically diverse markets. Centex Homes currently builds in 52 market areas in 19 states. The markets are listed below by geographic areas.

      WEST                California -
                            Vallejo/Fairfield/Napa                        Visalia/Tulare/Porterville
                            Oakland                                       Riverside/San Bernardino
                            Stockton/Lodi                                 Orange County
                            San Francisco                                 Los Angeles/Long Beach
                            Sacramento                                    Ventura
                            Bakersfield                                   San Diego
                            Fresno                                      Oregon -
                          Washington State -                              Portland/Vancouver
                            Seattle/Bellevue/Everett                      Salem
                            Tacoma
                          Reno, Nevada

      MIDWEST             Chicago, Illinois                             Colorado -
                          Minneapolis/St. Paul, Minnesota                 Denver
                          Indianapolis, Indiana                           Boulder/Longmont
                          Columbus, Ohio

      EAST                North Carolina -                              Virginia -
                            Charlotte/Gastonia/Rock Hill                  Washington, D.C.
                            Raleigh/Durham/Chapel Hill                    Norfolk/Virginia Beach/Newport
                          South Carolina -                              Trenton, New Jersey
                            Columbia                                    Nashville, Tennessee
                            Greenville/Spartanburg                      Atlanta, Georgia
                            Charleston/N. Charleston

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

      SOUTHWEST           Texas -                                       Phoenix/Mesa, Arizona
                            Dallas                                      Albuquerque, New Mexico
                            Ft. Worth/Arlington
                            Houston
                            Austin/San Marcus
                            San Antonio

      In fiscal 1998, Centex Homes closed 12,418 houses, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $54,000 to about $869,000 with the average sale price being approximately $183,300.

Inventory Turnover

     Centex Homes' policy has been to acquire land with the intent to complete the sale of housing units within approximately 24 to 36 months from the date of acquisition. Generally this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed.

     Centex Homes has acquired a substantial amount of its finished and partially improved lots and land under option agreements which are exercised over specified time periods, or in certain cases, as the lots are needed. The purchase of finished lots generally allows Centex Homes to shorten the lead time to commence construction and reduces the risks of unforeseen improvement costs and volatile market conditions.

     Summarized below by geographic area are Centex Homes' home closings, sales (orders) backlog and sales (orders) for each of the five fiscal years ended March 31, 1998.

                                              For the Fiscal Years Ended March 31,
                                    -------------------------------------------------------
                                    1998         1997        1996         1995         1994
                                    ----         ----        ----         ----         ----
CLOSINGS (IN UNITS):
 West                               2,964        2,955       2,347        2,454        1,973
 Midwest                            1,147        1,337       1,276        1,283        1,114
 East                               2,650        2,875       2,804        2,921        2,599
 Southeast                          2,400        2,334       2,241        2,632        2,895
 Southwest                          3,257        3,606       3,302        3,674        3,982
                                  -------      -------     -------      -------      -------
                                   12,418       13,107      11,970       12,964       12,563
                                   ======       ======      ======       ======       ======

AVERAGE SALES PRICE (IN 000'S)    $   183      $   172     $   164      $   159      $   147
                                  =======      =======     =======      =======      =======

SALES (ORDERS) BACKLOG, AT THE END OF PERIOD (IN UNITS):
 West                                 991          968         980          603          756
 Midwest                              433          441         652          442          622
 East                                 963          861       1,121          918        1,279
 Southeast                          1,136          919       1,106          892        1,387
 Southwest                          1,393        1,119       1,674        1,132        1,751
                                  -------      -------     -------      -------      -------
                                    4,916        4,308       5,533        3,987        5,795
                                  =======      =======     =======      =======      =======

SALES (ORDERS) (IN UNITS):
 West                               2,987        2,943       2,724        2,301        2,066
 Midwest                            1,139        1,126       1,486        1,103        1,275
 East                               2,752        2,615       3,007        2,560        2,686
 Southeast                          2,617        2,147       2,455        2,137        3,022
 Southwest                          3,531        3,051       3,844        3,055        4,158
                                  -------      -------     -------      -------      -------
                                   13,026       11,882      13,516       11,156       13,207
                                  =======      =======     =======      =======      =======

Competition and Other Factors

      The conventional housing industry is essentially a "local" business and is highly competitive. Centex Homes competes in each of its market areas with numerous other home builders. Centex Homes' operations account for approximately 1% of the total housing starts in the United States. The main competitive factors affecting Centex Homes operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and reputation. Management believes that Centex Homes competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

      The home building industry is cyclical and is particularly affected by changes in local economic conditions and in long-term and short-term interest rates and, to a lesser extent, changes in property taxes and energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environment affects both the demand for housing constructed by Centex Homes and Centex Homes' cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

     The housing industry is subject to extensive and complex regulations. Centex Homes and its subcontractors must comply with various federal, state and local laws and regulations including worker health and safety, zoning, building, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment ("Environmental Laws"), including protection of endangered species. Centex Homes is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to building materials to be used and building designs. Centex Homes' houses are inspected by local authorities. All of the foregoing regulatory requirements are applicable to all home building companies, and to date, compliance with the foregoing requirements has not had a material impact on Centex Homes. Centex Homes believes that it is in material compliance with all such requirements.

      Centex purchases materials, services and land from numerous sources and believes that it can deal effectively with any problems it may experience relating to the supply or availability of materials and services as well as land.

MANUFACTURED HOMES

     Cavco operations include the manufacture of quality residential and park model homes and the sale thereof through company-owned retail outlets and a network of independent dealers. The Company entered the manufactured homes industry in March 1997, when CREC acquired approximately 80% of the common stock of Cavco Industries, Inc. (predecessor to Cavco Industries, LLC) for a total of $74.3 million. Prior to the acquisition, the common stock was publicly traded on the NASDAQ National Market. During February 1998, Cavco purchased substantially all of the assets of AAA Homes, Inc., Arizona's largest manufactured homes retailer, marking Cavco's entry into the retailing of manufactured homes.

Markets

      Cavco is the largest producer of manufactured homes in Arizona and New Mexico as well as the nation's largest producer of park model homes, having delivered 5,751 manufactured housing units during fiscal year ended March 31, 1998. Cavco currently operates three manufactured housing plants in the Phoenix area and a plant in Belen, New Mexico, which is that state's first manufactured housing plant.

     Cavco sells its manufactured homes through company-owned retail outlets and a network of independent dealers. As of March 31, 1998, Cavco had its product in approximately 257 outlets in 12 states, Canada and Japan, of which there were approximately 120 in Arizona, 50 in New Mexico, 25 in Colorado, 23 in Utah, 13 in California, 9 in Texas, 6 in Nevada, 2 each in Washington and Wyoming, 1 each in Idaho, Montana and Oregon, 3 in Canada and 1 in Japan. Nine of these outlets are company-owned, all but one of which sell Cavco's product exclusively: 7 in Arizona, 1 in New Mexico and 1 in Colorado. Many of Cavco's independent dealers operate more than one retail outlet. Most of Cavco's independent dealers sell competing products, although from time to time Cavco also may enter into exclusive agreements with certain dealers. The independent dealers set their own retail prices of Cavco's manufactured homes.

     Cavco's dealers finance their purchase of manufactured homes through floor plan financing arrangements with third-party lenders. Generally, Cavco receives a commitment from the dealer's lender for each order, which is earmarked for the home ordered, identified by its serial number. Cavco then manufactures the home and ships it to the dealer at the dealer's expense. Payment is due from the third-party floor plan lender upon the dealer's notice of delivery and acceptance of the product. The length of time it takes to manufacture and ship a home after an order is placed varies according to Cavco's backlog.

      Cavco is contingently liable under terms of repurchase agreements with the third-party lenders that provide dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of the manufacturer's products in the event the dealer defaults on payments. The risk of loss is spread over numerous dealers and financing institutions and is further offset by the resale value of repurchased units. Cavco has not incurred any significant losses from these arrangements since its inception.

     Cavco extends a limited warranty to original retail purchasers of its manufactured homes. Cavco warrants structural components for 12 months and nonstructural components for 90 days. Its warranty does not extend to installation, setup or appliances. Appliances are warranted by their original manufacturer.

     Cavco's backlog of firm orders for manufactured homes as of March 31, 1998 was approximately $6.4 million (300 units) and approximately $5.7 million (210 units) as of March 31, 1997. Cavco currently requires approximately six to eight weeks to fill an order. Cavco currently anticipates that the entire backlog at March 31, 1998 will be filled during the next fiscal year.

Competition and Other Factors

     Cavco estimates that there are approximately five other manufacturers competing for a significant share of the sales in Arizona. Cavco believes that its business represents an approximate 31% share of the total sales in Arizona and a small share of the sales in such other states. Cavco believes the principal factors affecting competition in the manufactured housing market are price, design, product quality and reliability, reputation and service.

     Cavco has not experienced any material difficulty in purchasing its raw materials or component parts. Cavco buys wood, wood products, aluminum, steel, tires, hardware, windows and doors from manufacturers and distributors located primarily in California and Arizona. Approximately 39% of the unit cost of Cavco's manufactured homes is attributable to raw wood products. The majority of the other component parts of its homes are purchased manufactured components.

      Cavco believes that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

INVESTMENT REAL ESTATE

     In September 1995, the Company acquired certain equity interests in Vista for a net investment of approximately $85 million in cash. At the time of the acquisition, Vista owned a real estate portfolio of properties located in seven states in which the Company has significant operations. Vista's real property portfolio generally consisted of land zoned, planned or developed for single- and multi-family residential, office, retail, industrial and other commercial uses. During the quarter ended June 30, 1996, CREC completed a business combination transaction and reorganization with Vista where CREC's assets and operations were contributed to Vista and Vista changed its name to CREC. As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis". Accordingly, as these properties are developed or sold, the net sales proceeds are reflected as operating margin. "Negative Goodwill" recorded as a result of the business combination is being amortized to earnings over approximately seven years.

     As of March 31, 1998, the Investment Real Estate Group's property portfolio consisted of land located in nine states: Texas, Florida, California, Georgia, North Carolina, Virginia, Tennessee, Colorado and New Jersey. The Company has major Conventional Homes operations in each of the markets where Vista owns substantial property. Vista's real property portfolio generally consists of land that is zoned, planned or developed for single-family and multi-family residential, office, retail, industrial and other commercial uses.

     The Investment Real Estate Group is involved in the acquisition, development and sale of land, the development of industrial, retail, office and other commercial projects, and apartment complexes.

FINANCIAL SERVICES

      Financial Services operations involve the financing of conventional and manufactured homes, home equity and sub-prime lending and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by subsidiaries and by others.

MORTGAGE BANKING

      CTX Mortgage Company ("CTX") was established in 1973 to provide mortgage financing for homes built by Centex Homes. The opening of CTX mortgage offices in substantially all of Centex Homes' housing markets has enabled it to consistently provide mortgage financing for an average of 71% of the homes built by Centex Homes ("Builder Loans") over the past five years. In 1985, CTX expanded its operations to include third-party loans ("Retail Loans") that are not associated with the sale of homes built by Centex. At March 31, 1998, CTX had 202 offices located in 40 states. The offices vary in size depending on volume in each locality.

      The unit breakdown of Builder and Retail Loans for the five years ended March 31, 1998 are set forth in the following table:

                                                           For the Fiscal Years Ended March 31,
                                                     --------------------------------------------------
                                                     1998        1997        1996       1995       1994
                                                     ----        ----        ----       ----       ----
   LOAN TYPES:
      Builder                                         8,748      9,483       8,440      8,503      9,289
      Retail                                         44,096     33,579      32,706     28,523     49,254
                                                    -------    -------     -------    -------    -------
                                                     52,844     43,062      41,146     37,026     58,543
                                                    =======    =======     =======    =======    =======


   ORIGINATION VOLUME (IN BILLIONS)                 $   6.7    $   5.2     $   4.9    $   4.2    $   6.4

   PERCENT OF CENTEX CLOSINGS FINANCED                   70%        72%         71%        66%        74%

      CTX provides mortgage origination and other mortgage related services for Federal Housing Administration ("FHA"), Department of Veterans' Affairs ("VA") and conventional loans on homes built and sold by the Company or by others, as well as resale homes. CTX mortgage loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the conventional loans are conforming loans which qualify for inclusion in guaranteed programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The remainder of the conventional loans are pre-approved and individually underwritten by private investors who purchase such loans on a whole-loan basis for their investment portfolios.

      CTX's principal sources of income are from loan origination fees, revenues from sale of servicing rights, positive carry (discussed below) and marketing gains and losses. Generally, CTX sells its right to service the mortgage loans to various loan servicing companies, and therefore retains no mortgage servicing rights. CTX enters into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to its customers at a specified price and period. By selling the mortgages for future delivery, the interest rate risk is mitigated.

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

Competition and Other Factors

      The mortgage banking industry in the United States is highly competitive. CTX competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. During fiscal 1998, Mortgage Banking continued to operate in a very competitive environment.

      CTX is subject to extensive state and federal regulators as well as the rules and regulations of, and examinations by, the FNMA, FHLMC, FHA, VA, Department of Housing and Urban Development ("HUD"), Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on CTX,specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. CTX is required to maintain specified net worth levels by, and submit annual audited financial statements to HUD, VA, FNMA, FHLMC and GNMA and certain state regulators. CTX's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated under such statutes, which prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the mortgage loan by the mortgagor.

      Other Financial Services, Inc., the parent of CTX, financial-related services provided by CTX affiliates include acting as an agent for the issuance of homeowners' insurance policies and title insurance policies. As of March 31, 1998, CTX is participating in joint-venture agreements with 16 third-party home builders to provide mortgage originations for homes built by such home builders. At March 31, 1998, these operations had 37 offices in nine states.

      Centex Financial Services, Inc., the parent of CTX, acquired substantially all of the assets of Advanced Financial Technology, Inc. ("Adfitech") and Loan Processing Technologies, Inc. ("LPT") in April 1996 and Adfinet, Inc. ("Adfinet") in July 1997, all of which are headquartered in Oklahoma City, Oklahoma. Adfitech is one of the largest and lowest cost providers of mortgage quality control services, LPT owns and operates an automated mortgage processing system and Adfinet provides the mortgage industry with regulations and guidelines in an electronic format. These acquisitions have expanded and created more flexible mortgage processing capacity for Financial Services, enhancing Financial Services' existing systems capabilities. LPT, and Adfinet,and Adfitech offer their services to the mortgage industry.

HOME EQUITY AND SUB-PRIME LENDING

     Centex Credit Corporation d/b/a Centex Home Equity Corporation ("CHEC"), a Nevada corporation, is a sub-prime mortgage lender formed in fiscal 1995 that engages in originating primarily non-conforming home equity loans, directly through four major origination sources. CHEC was originally named Nova Credit Corporation and was headquartered in Denver, Colorado. In the first calendar quarter of 1997, CHEC operations were moved to Dallas, Texas and CHEC underwent a reorganization and the hiring of a new management team. In April 1997, the CHEC name was change to Center Credit Corporation d/b/a Centex Home Equity Corporation. Since inception, CHEC has focused on lending to individuals who have substantial equity in their homes but have impaired or limited credit histories. CHEC's mortgage loans to these borrowers are made for such purposes as debt consolidation, refinancing, home improvement or educational expenses. Substantially all of CHEC's mortgage loans are secured by first or second mortgage liens on one- to four-family residences, and have amortization schedules ranging from five years to 30 years.

      At March 31, 1998, CHEC had 92 offices doing business in 47 states. CHEC originates home equity loans through its retail branch network of 28 branch offices located in 24 states. In addition, CHEC originates mortgage loans through a broker referral network from five division offices with a total of 14 regions. A third production source for CHEC is referral of mortgage loans from its affiliated conforming mortgage company, CTX Mortgage. The final source of origination of mortgage loans is CHEC's direct sales unit which sources loans through telemarketing and direct mail efforts.

      The following table summarizes origination statistics for the four years ended March 31, 1998.

                                                          For the Fiscal Years Ended March 31,
                                                  -------------------------------------------------------
                                                      1998           1997           1996           1995
                                                  ----------     ----------     ----------     ----------
  LOANS                                                8,005          4,100            450             25

  ORIGINATION VOLUME (IN BILLIONS)                $       .5     $       .2     $      .03     $       --

      Commencing in October 1997, a majority of CHEC volume was accumulated by CHEC for securitization through a Real Estate Mortgage Investment Conduit ("REMIC") Trust for which CHEC retained the residual interest as well as the servicing rights to the "securitized" loans. The remainder of the loans are sold to investors on a whole-loan sale basis.

      CHEC's principal sources of income are from loan origination fees, revenues from sale of servicing rights, positive carry, gain on sale of ABS and servicing fees.

      CHEC borrows money at short-term rates to fund its mortgage loans. During the 30-90 day period between the closing of a loan and the delivery to the purchaser or ABS, CHEC earns the interest accrued on the mortgage, which is normally at a higher rate than the rate paid on the short-term loans. The positive spread between the long-term interest rate earned and the short-term interest rate paid is referred to as "positive carry", and generally represents one of the important sources of income.

Competition and Other Factors

      The home equity and sub-prime lending industry in the Unites States is highly competitive. CHEC competes with other sub-prime lending companies as well as financial institutions to supply sub-prime financing at attractive rates. During fiscal 1998, CHEC continued to operate in a very competitive environment.

Other Legal Considerations

      Applicable state laws generally regulate interest rates and other charges, require certain disclosures, and require licensing of CHEC. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of the loans. Depending on the provisions of the applicable law and the specific facts and circumstances involved, violations of these laws, policies and principles may entitle the borrower to a refund of amounts previously paid and, in addition, could subject CHEC to damages and administrative enforcement.

      CHEC loans are also subject to federal laws, including:

      (i) the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loans;

      (ii) the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit; and

      (iii) the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower's credit experience.

      A portion of CHEC's loans are subject to the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), which incorporates the Home Ownership and Equity Protection Act of 1994. The Riegle Act adds certain additional provisions to Regulation Z, which is the implementing regulation of the Truth-in-Lending Act. These provisions impose additional disclosure and other requirements on creditors with respect to non-purchase money home equity loans with high interest rates or high up-front fees and charges, as defined. The provisions of the Riegle Act apply on a mandatory basis to all applicable home equity loans originated on or after October 1, 1995. These provisions can impose specific statutory liabilities upon creditors who fail to comply with their provisions and may affect the enforceability of the related loans. In addition, any assignee of the creditor would generally be subject to all claims and defenses that the consumer could assert against the creditor, including, without limitation, the right to rescind the home equity loan.

      Violations of certain provisions of these federal laws may limit the ability of CHEC to collect all or part of the principal of or interest on the loans and, in addition, could subject CHEC to damages and administrative enforcement. CHEC may be required to repurchase any loans which, at the time of origination, did not comply with such federal laws or regulations if such breach materially and adversely affects the interests of the owners or the certificate insurer in the securitization.

SERVICING

      CHEC has been servicing loans since March 1997, when it assumed the servicing role for certain loans previously serviced by CTX Mortgage. Servicing encompasses, among other activities, the following processes: billing and collection of payments when due, movement and reporting of cash to the payment clearing bank accounts, investor reporting, customer help, reconveyance, recovery of delinquent installments, instituting foreclosure, and liquidation of the underlying collateral. As of March 31, 1998 CHEC was servicing a portfolio of approximately $291 million.

      CHEC services all loans in its Dallas, Texas headquarters facility using a mid-range AS400 based servicing platform ("LSAMS") for which it purchased a separate user license in August 1997. The LSAMS system is also employed by other large, nonconforming servicers in the sub-prime industry. At the time the new LSAMS license was obtained by CHEC, it purchased an additional servicing system from CheckFree Corporation ("TPLS"), an event-tracking system with separate modules for foreclosure, bankruptcy, and REO property. TPLS has generally increased CHEC's ability to track and monitor loans in the default process.

      In February 1998, CHEC completed its first securitization of $175 million of sub-prime home equity mortgage loans through Centex Home Equity Trust 1998-1, a REMIC trust.

CONSTRUCTION PRODUCTS

      Centex's Construction Products operations include the manufacture, production, distribution and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete), gypsum wallboard, readymix concrete and aggregates (sand and gravel).

      During the quarter ended June 30, 1994, CXP completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP". As a result of CXP's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest in CXP increased to more than 50%, and principally due to additional repurchases by CXP was 55.6% as of March 31, 1998. Accordingly, CXP's financial statements for the years ended March 31, 1998 and 1997 have been consolidated with those of Centex. References to CXP include its subsidiaries unless the context otherwise requires.

CEMENT

      CXP operates cement plants in or near Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The plants in Buda and LaSalle are owned by separate joint ventures in which CXP has a 50% interest. The kiln start-up dates of the cement plants were as follows: Buda, Texas, 1978 (expanded 1983); LaSalle, Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969 and Laramie, Wyoming (2 kilns), 1988 and 1996. All four of the cement plants are fuel-efficient dry process plants.

      The Company's net cement production, excluding the joint-venture partners' 50% interest in the Buda and LaSalle plants, totaled 2.0 million tons in fiscal 1998 and 1.9 million tons in fiscal 1997. Total net cement sales were 2.1 million tons both in fiscal 1998 and 1997, as all four cement plants sold all of the product they produced. During the past two years, the Company purchased minimal amounts of cement from others to be resold.

Raw Materials and Fuel Supplies

      The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally from the quarries owned or leased by CXP or the joint ventures and located in close proximity to the plants. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, which are either obtained from reserves owned or leased by CXP or the joint ventures or are purchased from outside suppliers and are readily available. CXP's management believes that the estimated recoverable limestone reserves owned or leased by it or its joint ventures will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Company's Fernley plant, at least 18 years. The Company expects that additional limestone reserves for its Fernley plant will be available when needed on an economically feasible basis, although they may be more distant and more expensive to transport than the Company's existing reserves.

      The Company's cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. The Company has not used hazardous waste-derived fuels in its plants. The Buda and LaSalle plants have been permitted to burn scrap tires as a partial fuel alternative. Electric power is also a major cost component in the manufacture of cement. The Company has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose CXP to some production interruptions during periods of power curtailment.

Sales and Distribution

      The principal geographic areas for CXP's cement are Texas and western Louisiana (serviced by the Buda, Texas plant); Illinois and southern Wisconsin (serviced by the LaSalle, Illinois plant); Nevada (except Las Vegas) and northern California(Serviced by the Fernley, Nevada plant) and Wyoming, Utah, northern Colorado, western Nebraska and eastern Nevada (serviced by the Laramie, Wyoming plant).

      Distribution of cement is generally made by common carries, customer pickup and, to a lesser extent, by trucks owned and operated by CXP. In addition, the Company transports cement principally by rail to its storage and distribution terminals located in Roanoke (D/FW), Waco, Corpus Christi, Houston and Orange, Texas; Hartland, Wisconsin; Sacramento, California; Denver, Colorado; Salt Lake City, Utah; Rock Springs, Wyoming and North Platte, Nebraska, from which further distribution occurs.

      Cement produced by the Company's cement plants is sold primarily to readymix concrete producers and paving contractors. No single customer accounted for as much as 10% of the Company's total cement sales during fiscal 1998.

Competition and Other Factors

      The cement business is extremely competitive. In every geographic area in which Centex sells cement, one or more other domestic producers compete for the available business. In addition, foreign companies compete in most of the Company's sales areas by importing cement into the U.S. The number of principal competitors of the Company's Buda, LaSalle, Fernley and Laramie plants are seven, eight, four and six, respectively, operating in these geographic areas. CXP competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing. The Company also sells cement from terminals to expand each cement plant's selling area.

GYPSUM WALLBOARD

      CXP owns and operates three gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico and one located in Gypsum, Colorado (near Vail). The Albuquerque plant was acquired in 1985 and was operated until early 1991. Following the start-up of the Bernalillo plant in the spring of 1990, the Company elected to discontinue operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993 due to improvements in wallboard demand and pricing. On February 26, 1997, CXP purchased the equity interest of a company that owned the gypsum wallboard plant and accompanying electric power cogeneration facility in Gypsum, Colorado. The plant originally commenced production in early 1990 and had been operated by an independent producer until the acquisition by CXP.

      CPX mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale.

Raw Materials and Fuel Supplies

      The Company mines and extracts gypsum rock, the principal raw material used in the manufacture of wallboard, from mines and quarries owned, leased or subject to claims owned by CXP and located near its plants. The New Mexico and Colorado mines and quarries are estimated to contain approximately 50 million tons and 10 million tons of proven and probable gypsum reserves, respectively. Based on its current production capacity, CXP estimates that the life of its existing gypsum rock reserves is approximately 80 years and 17 years, respectively.

      The Colorado plant controls 99 unpatented placer mining claims on 1,980 acres of land under the jurisdiction of the U.S. Bureau of Land Management. The land, which is adjacent to the present quarry, has not been drilled and therefore, the reserves cannot be classified as proven or probable. Management believes that these claims contain substantial quantities of gypsum rock.

      Paper used in manufacturing gypsum wallboard is purchased by CXP from third-party suppliers. Approximately 65% of CXP's paper requirements are under two Evergreen paper contracts with one contractor having a six-month notice provision for termination and the other a twelve-month notice provision for termination. The remainder of the Company's paper requirements are purchases on the open market from various suppliers. The Company does not believe that the loss of a supplier would have a material, adverse effect on its business.

      CXP's wallboard plants use large quantities of natural gas and electrical power. Power for the Gypsum, Colorado plant is supplied by the cogeneration power facility acquired along with the gypsum wallboard plant in February 1997.

Sales and Distribution

      The principal sources for demand for gypsum wallboard are residential construction, repair and remodeling and non-residential construction. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential construction activity, have partially mitigated the impact of fluctuations in overall levels of new construction.

      CXP sells wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the U.S. One customer with multiple shipping locations accounted for approximately 15% of CXP's total gypsum wallboard sales during fiscal 1998.

      Although wallboard is distributed principally in regional areas, CXP and certain other producers have the ability to ship wallboard by rail outside their usual regional distribution area to take advantage of these other regional increases in demand. CXP's rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. In addition, CXP maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois.

Competition and Other Factors

      There are nine principal manufacturers of wallboard operating a total of 73 plants. The Company estimates that the three largest producers, none of which is CXP, account for over 80% of wallboard sales in the U.S. Competition among wallboard producers is primarily on a regional basis, with local producers benefitting from lower transportation costs and, to a lesser extent, on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

READYMIX CONCRETE AND AGGREGATES

      CXP's readymix concrete and aggregates operations are located in Austin, Texas and northern California. The 10,000-acre aggregates deposit in northern California contains an estimated two billion tons of reserves. CXP is engaged in a dispute with two federal government agencies over title to a portion of its principal aggregates deposit in northern California. Of the 10,000 acres and estimated two billion tons of aggregates, approximately 6,500 acres containing reserves which CXP estimates at over one billion tons are not in dispute. CXP sells aggregates from this deposit in the Sacramento, California area and nearby counties. No single customer accounted for as much as 10% of CXP's concrete and aggregates sales during fiscal 1998. Competition among concrete producers within CXP's northern California and Austin markets is strong. The CPX's competitors include five small and four large concrete producers in the northern California and Austin markets, respectively.

ENVIRONMENTAL MATTERS

      The construction products industry, including the operations of CXP, is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance (collectively, "Environmental Laws"). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal, and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. None of CXP's sites are listed as a "Superfund site."

      CXP's operations are also potentially affected by the Resource Conservation and Recovery Act ("RCRA"), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. Such operations generate nonhazardous solid waste which may include cement kiln dust ("CKD"). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in the Company's operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency ("U.S. EPA"). Nevertheless, such CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA completed its review of CKD and has decided to promulgate regulations to govern the handling and disposal of CKD which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until those regulations are in place.

      In the past, CXP collected and stored CKD on-site at its cement plants. CPX continues to store such CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. CXP's cement kilns utilize coal, natural gas, minimal amounts of self-generated waste oil, and scrap tires in the Illinois and Texas plants, as fuel. Currently, the Company recycles substantially all CKD related to present operations at all of its cement facilities. When the U.S. EPA removes the CKD exemption and develops particular CKD management standards in the future, CXP might be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

      Another RCRA concern in the cement industry involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. CXP currently crushes spent refractory brick and uses it as raw feed, but such brick does not contain chromium.

      The Clean Air Act Amendments of 1990 (the "Amendments") provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Amendments will likely result in increased capital and operational expenses for the Company in the future, the amounts of which are not presently determinable. CXP's U.S. operations have submitted detailed permit applications and will pay increased recurring permit fees. In addition, the U.S. EPA is developing regulations for toxic air pollutants under these Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place CXP at a competitive disadvantage.

      The Federal Water Pollution Control Act, commonly known as the Clean Water Act ("Clean Water Act"), provides comprehensive federal regulation of all sources of water pollution. In September 1992, CXP filed a number of applications under the Clean Water Act for National Pollutant Discharge Elimination System ("NPDES") stormwater permits.

      Management believes that CXP's current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with Environmental Laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities or claims. Moreover, CXP cannot predict what Environmental Laws will be enacted, adopted or amended in the future or how such future Environmental Laws will be administered or interpreted. Compliance with more stringent Environmental Laws, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing Environmental Laws, could necessitate significant capital outlays.

      With respect to some of CXP's quarries used for the extraction of raw materials for its cement and gypsum operations and for the mining of aggregates for its aggregates operations, CXP is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining. CXP generally accrues the reclamation costs for a specific quarry over the life of the quarry.

CONTRACTING AND CONSTRUCTION SERVICES

      Centex's contracting and construction services work is performed through its construction group nationwide. Centex's Construction Group's subsidiaries rank together as one of the largest building contractors in the country as well as one of the largest U.S.-owned construction groups. The Construction Group is made up of five firms with various geographic locations and project niches. Healthcare facility construction has represented nearly one-third of the Group's business mix during recent years. New contracts for the group for fiscal 1998 totaled $999 million versus $981 million for fiscal 1997. The backlog of uncompleted contracts at March 31, 1998 was $1.16 billion, compared to $1.11 billion at March 31, 1997. The Group's principal subsidiaries are as follows:

      CENTEX CONSTRUCTION COMPANY, INC. - This entity, which emerged from the combination of Centex Bateson Construction Company, Inc. and Centex-Simpson Construction Company, Inc., is headquartered in Dallas, Texas with an operational office in Virginia. This company pursues competitively-bid projects nationwide in addition to negotiated work in its regional market areas.

      CENTEX-RODGERS CONSTRUCTION COMPANY - This nationwide healthcare construction specialist is headquartered in Nashville, Tennessee with operational offices in San Diego and Sacramento, California; Detroit, Michigan and West Palm Beach, Florida.

      CENTEX-ROONEY CONSTRUCTION CO., INC. - This Ft. Lauderdale-based subsidiary performs all types of work, principally within the state of Florida having operational offices in Miami, Orlando, Tampa, Jacksonville and Ft. Myers.

      CENTEX-LANDIS CONSTRUCTION CO., INC. - This wholly-owned subsidiary of Centex-Rooney Construction Co., Inc. is headquartered in Dallas, Texas with an operational office in Louisiana. This company pursues competitively-bid projects and negotiated work in its regional market area.

      CENTEX FORCUM LANNOM, INC. - This company, which focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates in Tennessee and surrounding states with additional marketing offices in Memphis, Tennessee and Lexington, Kentucky.

      As a general contractor or construction manager, the Construction Group provides the supervisory personnel for the construction of the building or facility. In addition, Centex may perform varying amounts of the actual construction work on a project, but will generally hire subcontractors to perform the majority of the work. As a result, Construction Group's operations require a relatively small asset base.

      Construction contracts are primarily entered into under two formats: competitively-bid and negotiated jobs. In a competitively-bid format, the Construction Group will bid a fixed amount for which it will agree to construct the project based on an evaluation of detailed plans and specifications. In a negotiated job, the contractor bids a fee (fixed or percentage) over the cost of the project and, in many instances, agree that the final cost will not exceed a designated amount. Such contracts may include a provision whereby the owner will pay a part of any savings from the guarantee amount to the contractor. The Construction Group's highest margins (and highest risks) in contracting operations have historically been on competively-bid jobs. Recent years have seen a shift to higher-margin private negotiated projects rather than the competitively-bid public projects. Historically, about one-half of the Construction Group's projects have been competively-bid, public jobs; however, owners. The Construction Group's projects are negotiated contracts with private owners. The Construction Group's projects include hospitals, hotels, office buildings, correctional facilities, apartments, shopping center, airports, parking garages, office buildings, military facilities, post offices and convention and performing arts centers.

Competition and Other Factors

      The construction industry is very competitive, and the Construction Group competes with numerous other companies. With respect to competitively-bid projects and negotiated healthcare work, the Construction Group generally competes throughout the United States and with local, regional and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, the Construction Group competes primarily in the general geographical area where the entity is located and with other local, regional and national contractors. The Construction Group solicits new projects by attending project bid meetings and meeting with builders and owners and through existing customers. The Construction Group competes successfully on the basis of its reputation, financial strength, knowledge and understanding of its clients' needs.

      The Construction Group's operations are affected by federal, state and local laws and regulations relating to worker health and workplace safety as well as Environmental Laws. With respect to health and safety matters, the Company believes that the Construction Group has taken appropriate precautions to protect employees and others from workplace hazards. Current Environmental Laws may require the Construction Group's operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. The Construction Group's operations are also affected by Environmental Laws regulating the use and disposal of hazardous materials encountered during demolition operations.

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

EMPLOYEES

The following table presents the breakdown of employees employed in each line of business as of March 31, 1998:

       Line of Business                                           Employees
       ----------------                                           ---------
       Home Building
         Conventional Homes                                         2,542
         Manufactured Homes                                         1,392
       Investment Real Estate                                          21
       Financial Services                                           2,845
       Construction Products                                        1,076
       Contracting and Construction Services                        1,559
       Other Operations                                               736
       Corporate                                                       88
                                                                  -------
                                                                   10,259
                                                                  =======

      Except for the 88 employees in the Corporate Line of Business, who are employees of Centex Corporation, all others are employees of different subsidiaries of Centex Corporation.

ITEM 2.  PROPERTIES

      Centex Homes owns property in Carrollton, Texas, a suburb of Dallas. This property consists of office and warehouse buildings situated on approximately 17 acres.

      Cavco operations consist of four facilities. Two facilities in the Phoenix, Arizona area are owned by Cavco. The remaining two facilities are leased: one in Belen, New Mexico under a capital lease and one in Phoenix, Arizona.

      CXP operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The Buda and LaSalle plants are owned by separate joint ventures in which CXP has a 50% interest. CXP's principal aggregate plants and quarries are located in Austin, Texas and Marysville, California. In addition, CXP operates gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico and Gypsum, Colorado.

      Except for encumbrances on Cavco's leasehold interest in the Belen, New Mexico facility (which is not material to the Company), none of Cavco's facilities described above are pledged as security on its debts.

      See "Item 1. Business" on pages 5-21 of this Report for additional information relating to the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS

      Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

      The Harrah's New Orleans Casino contract was suspended on November 22, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex Landis Construction Co., Inc. ("Centex Landis") and its subcontractors filed claims against the partnership for completed but unpaid work. Centex Landis also filed a lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership, to recover its claims. In late November 1996, Centex Landis and Harrah's reached a settlement which is conditioned upon Harrah's plan of reorganization becoming effective. It appears possible that the plan will become effective in the summer, 1998, at which time Harrah's would pay $34 million in settlement of the claims of Centex Landis and its subcontractors. Upon payment of such sum, Centex Landis would resume construction of the casino.

      In October 1992, Martin County sued one of the Company's general contracting subsidiaries, Centex-Rooney Construction Co., Inc. ("Rooney"), alleging defects in the design and construction of the Martin County Courthouse in Stuart, Florida. Rooney was construction manager of the project. In July 1996, a judgment of $14.2 million was returned against Rooney, and in April 1997, Martin County also obtained a judgement of $3.2 million in attorney's fees and costs. Both judgements, together will interest, currently approach $20 million. Recently, the 4th District Court of Appeals affirmed the $14.2 million judgement and Rooney is now awaiting action by the Supreme Court of Florida in response to its petition to take the case on appeal. Rooney's appeal of the $3.2 million award is still pending. At this time, Rooney is prosecuting claims and lawsuits against subcontractors, their insurance carriers and Rooney's own insurance carriers for recovery of the judgements. One of Rooney's carriers has agreed to pay approximately $3.5 million. While there is no assurance that Rooney's appeal will be successful or that it will recover from such subcontractors or other insurance carriers, management believes that Rooney will be able to recover substantially all of both judgments. In any case, these judgements would not have a material impact on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 4, 1998, Centex held a Special Meeting of Stockholders. At the meeting, the stockholders voted to amend Centex's Restated Articles of Incorporation to increase the number of authorized shares of common stock from common stock would be available for issuance by Centex in the form of a stock split and for any other proper purpose approved by the Board of Directors. Voting results for this proposal were 23,938 for and 242,902 against with 21,583 abstentions or broker non-votes.

      Subsequently, Centex declared a two-for-one stock split. The split was effected by the issuance of one additional share of stock for each share outstanding on the record date, February 13, 1998. Distribution of the additional shares occurred on February 27, 1998.

EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III)

      The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers have been employed by the Company and/or one or more subsidiary of the Company for at least the past five years. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 24, 1997, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.

            NAME                          AGE                           POSITIONS WITH CENTEX
-----------------------------------       ---   ----------------------------------------------------------------------
CENTEX CORPORATION

Laurence E. Hirsch                        52    Chairman of the Board and Chief Executive Officer of Centex
                                                Corporation (Chairman of the Board since July 1991; Chief Executive
                                                Officer since July 1988; President from March 1985 until July 1991)

David W. Quinn                            56    Vice Chairman of the Board and Chief Financial Officer of Centex
                                                Corporation (Vice Chairman of the Board since May 1996; Chief
                                                Financial Officer since February 1987; Executive Vice President from
                                                February 1987 until May 1996)

Raymond G. Smerge                         54    Executive Vice President, Chief Legal Officer, General Counsel and
                                                Secretary of Centex Corporation (Executive Vice President since July
                                                1997; Chief Legal Officer since September 1985; General Counsel and
                                                Secretary since April 1993; Vice President from September 1985 to July
                                                1997)

CENTEX REAL ESTATE CORPORATION

Timothy R. Eller                          49    Chairman  of  the Board  and  Chief  Executive Officer  of  Centex Real
                                                Estate  Corporation (Chairman  of  the Board  since  April 1998;  Chief
                                                Executive  Officer  since  July  1991;  President  and  Chief Operating
                                                Officer from January 1990  to March 1998; Executive Vice President from
                                                July 1987 to January 1990)

YEAR 2000 CONVERSION

      The year 2000 conversion is being addressed by the Company for each line of business. The ongoing process of identification, evaluation and implementation of changes to computer systems and software necessary for the year 2000 conversion has been underway since fiscal 1997. Potential software failures due to processing errors potentially arising from calculations using the year 2000 date are not believed to be a significant risk. The total costs of compliance and the effect on the Company's future results of operations are not believed to be material and are expected to be accomplished within the normal process of upgrading hardware and software.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      (See Item 7 below.)

ITEM 6.   SELECTED FINANCIAL DATA

      (See Item 7 below.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information called for by Items 5, 6 and 7 is incorporated herein by reference to the information set forth under the following captions (on the page or pages indicated) in the Centex 1998 Annual Report:

      ITEMS               CAPTION IN THE CENTEX 1998 ANNUAL REPORT                   Pages
      -----               ----------------------------------------                   -----
        5         Stock Prices and Dividends                                           1

        5         Indebtedness (Note (D) to Consolidated Financial
                  Statements of Centex)                                              28-29

        6         Summary of Selected Financial Data                                 52-53

        7         Short-term Debt and Long-term Debt (Note (D) to
                  Consolidated Financial Statements of Centex)                       28-29

        7         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                 44-50

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is incorporated herein by reference to the Centex 1998 Annual Report as set forth in the Index to Consolidated Financial Statements and Schedules on page 25 of this Report (see
Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (See Item 11 below.)

ITEM 11.  EXECUTIVE COMPENSATION

      Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company's Proxy Statement for the July 23, 1998 Annual Meeting of Stockholders (the "1998 Centex Proxy Statement"):

        ITEM                   CAPTION IN THE 1998 CENTEX PROXY STATEMENT
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

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                   CENTEX 1998
                                                                                  ANNUAL REPORT
                                                                                      PAGES
                                                                                 ----------------
   CENTEX CORPORATION AND SUBSIDIARIES
Data incorporated by reference to the Centex 1998 Annual Report:
   Report of Independent Public Accountants . . . . . . . . . . .                      43
   Statements of Consolidated Earnings for the Years Ended
      March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . .                     18-19
   Consolidated Balance Sheets as of March 31, 1998 and 1997  . .                     20-21
   Statements of Consolidated Cash Flows for the Years Ended
      March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . .                      22
   Statements of Consolidated Stockholders' Equity
      for the Years Ended March 31, 1998, 1997 and 1996 . . . . .                      23
   Notes to Consolidated Financial Statements . . . . . . . . . .                     24-42
   Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . .                      51

      Consolidated supporting schedules have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

          (3) EXHIBITS

          The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 49-51 of this Report.

      (b) Reports on Form 8-K:

          None.


FORWARD LOOKING STATEMENT

      The information contained in this Report and the Centex 1998 Annual Report filed herewith includes forward looking statements involving a number of risks and uncertainties. Forward looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. In addition to the factors discussed elsewhere in this document including the statements contained under the heading "Competition and Other Factors" on pages 8, 9, 10, 12, 13, 16, 17 and 20, "Raw Materials and Fuel Supplies" on pages 15, 16 and 17, "Environmental Matters" on pages 18 and 19, "Legal Proceedings" on pages 21 and 22 and "Year 2000 Conversion" on page 23, other determinants that could cause actual results to differ include increases in short- and/or long-term interest rates or a change in the relationship between short- and long-term interest rates; business conditions; the outcome of litigation discussed herein; growth in the home building, investment real estate, financial services, construction products and contracting and construction services industries in the local markets which the Company through its subsidiaries conducts business and in the economy in general: competitive factors, governmental regulation and the cost and availability of raw materials.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CENTEX CORPORATION
                                        ---------------------------------------
                                                  Registrant


June 22, 1998                        By:    /s/ LAURENCE E. HIRSCH
                                        ---------------------------------------
                                           Laurence E. Hirsch, Chairman of
                                        the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 22, 1998                               /s/ LAURENCE E. HIRSCH
                                        ---------------------------------------
                                           Laurence E. Hirsch, Chairman of
                                        the Board and Chief Executive Officer
                                           (principal executive officer)



June 22, 1998                               /s/ DAVID W. QUINN
                                        ---------------------------------------
                                           David W. Quinn, Vice Chairman of
                                        the Board and Chief Financial Officer
                                           (principal financial officer)


June 22, 1998                                /s/ BARRY G. WILSON
                                        ---------------------------------------
                                              Barry G. Wilson, Controller
                                            (principal accounting officer)


                              Directors:    Alan B. Coleman, Dan W. Cook III,
                                            Juan L. Elek, Laurence E. Hirsch,
                                           Clint W. Murchison, III, Charles H.
                                             Pistor, David W. Quinn, Paul R.
                                                Seegers, Paul T. Stoffel



June 22, 1998                        By:    /s/ LAURENCE E. HIRSCH
                                        ---------------------------------------
                                              Laurence E. Hirsch,
                                              Individually and as
                                               Attorney-in-Fact*

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

                                     PART I

ITEM 1.  BUSINESS

      (a) Holding

      Holding is a Nevada corporation incorporated on May 5, 1987. Its executive offices are located at 3100 McKinnon, Suite 370, Dallas, Texas 75201; telephone
(214) 981-6700.

      Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of CDC, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and CDC (the "Holding/CDC Combining Financial Statements") included on pages 59-60 of the Holding/CDC 1998 Annual Report, which Note (A) is incorporated herein by this reference.

      The principal liabilities of Holding are a note payable to Centex and a note payable to CDC which had unpaid balances of $1,000,000 and $7,921,000, respectively, at March 31, 1998. Subsequent to March 31, 1998, the outstanding principal balance of the note payable to Centex was repaid. See "Item 13. Certain Relationships and Related Transactions". Presently, Holding is not engaged in any business other than its ownership and control of Development. The Second Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the "Partnership Agreement"), which governs the operations of CDC, provides that neither Holding nor Development shall be permitted, prior to payout (as defined in the Partnership Agreement) ("Payout"), to own business interests or to engage in business activities other than those relating to CDC. Were Holding to engage in any other business activities, the Partnership Agreement would need to be amended to provide for the same.

      (b) CDC

                        GENERAL DEVELOPMENT OF BUSINESS

      CDC is a Delaware limited partnership formed in March 1987 by Centex to broaden its line of business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate development and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex's core home building operations, and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through CDC, an independent, publicly traded entity which is not consolidated with Centex for financial reporting purposes. Development, a wholly-owned subsidiary of Holding, is the sole general partner of CDC. CDC's executive offices are located at 3100 McKinnon, Suite 370, Dallas, Texas 75201; telephone (214) 981-6700.

      CDC was formed to manage, develop and sell (i) certain real estate, principally nonresidential, undeveloped land (the "Original Properties"), contributed to CDC by certain wholly-owned subsidiaries of Centex (the "Original Limited Partners"), and (ii) other properties acquired by CDC, either directly or indirectly, in the ordinary course of business (the "Additional Properties"). Pursuant to the initial issuance of Partnership units (the "Distribution"), the Original Limited Partners received an aggregate of 1,000 Class A Units of limited partnership interest in CDC (the "Class A Units") in exchange for the Original Properties, which at the time of their contribution to CDC, had a market value of approximately $76 million. All of the Class A Units are currently owned by the Investment Real Estate Group which operates under the name of "Centex Development". Under the Partnership Agreement, the holders of the Class A Units of limited partnership interest are entitled to a 9% preferred return (the "Preferred Return") on their unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. During fiscal year 1998 the Partnership Agreement was amended to create a new class of limited partnership units, Class C Preferred Limited Partnership Units ("Class C Units"), to be issued from time to time in exchange for assets contributed by a limited partner or by an individual or entity who is to be admitted as a limited partner. During the fiscal year, 7,542 Class C Units were issued to Centex Development, the current holder of all outstanding Class A Units, in exchange for assets contributed by Centex Homes valued at $7,542,000. Under the Partnership Agreement, holders of Class C Units are also entitled to a 9% return on their unrecovered capital. Also, as part of the amendment to the Partnership Agreement, the 1,000 Class A Units were converted to 32,260 Class A Units. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 63-64 of the Holding/CDC 1998 Annual Report, which Note (F) is incorporated herein by this reference.

      CDC has actively been developing and selling the Original Properties. Of the 24 Original Properties contributed to the Partnership, only portions of three remain. During fiscal 1998, CDC designed and began construction on a pre-sold 304-unit apartment community on land owned by CDC in The Colony, Texas (one of the three remaining Original Properties). CDC has also been actively acquiring, developing, selling or otherwise disposing of Additional Properties. Additional Properties in which CDC currently has an interest include a 172-unit apartment complex in College Station, Texas, a 38,000 square foot industrial building in Charlotte, North Carolina and 339 acres of land in various stages of development zoned for multi-family residential, light industrial and office uses located in Texas, Florida and California. Initially many of the areas targeted for development included land owned by CDC and Centex affiliates.

      Given the improved real estate markets and the economy in general, CDC management is continuing to evaluate the potential for development of retail facilities and other types of real estate for investment or sale in certain strategic markets, either directly or through partnerships or joint ventures with others. Management of Centex and CDC and Holding believe that the existing relationships between them, including development and general management assistance, are necessary in order to maximize the potential for these additional development activities.

                         DESCRIPTION OF CDC SECURITIES

      Pursuant to the terms of a nominee agreement among Centex, Holding, CDC and the Nominee (the "Nominee Agreement"), restrictions are imposed on the transfer of the Holding Common Stock and the Stockholder Warrants separate from Centex Common Stock. Centex may, in its sole discretion, terminate the Nominee Agreement as to all or any portion of the Stockholder Warrants and the Holding Common Stock (collectively, the "Deposited Securities") and, unless sooner terminated, the Nominee Agreement will terminate as to the Stockholder Warrants on November 30, 2007 (the "Scheduled Detachment Date"). Centex is not obligated to terminate the Nominee Agreement as to the Holding Common Stock. The termination of the Nominee Agreement as to any of the Deposited Securities will cause a detachment ("Detachment") of such securities from the Centex Common Stock. Upon a termination of the Nominee Agreement, certificates evidencing each Centex Stockholder's pro rata portion of the Deposited Securities in respect of which the Nominee Agreement was terminated will be delivered to the Centex Stockholders of record as of the record date set for the Detachment. From and after such record date, certificates evidencing Centex Common Stock will no longer represent the beneficial interest in the detached Deposited Securities.

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

      The Partnership had a backlog of land sales of approximately $20 million as of March 31, 1998, and $14 million as of March 31, 1997. The ultimate sales prices may vary due to contractual clauses that adjust the price depending upon the closing date.

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

      Centex and its affiliates continue to conduct many facets of real estate development and, for this reason, may be in competition with CDC in certain activities and projects. Because the relationship between Centex and its affiliates, on the one hand, and Holding, Development and CDC, on the other hand, involve decisions by Centex and its affiliates, directly or indirectly, on behalf of Holding, Development and CDC, the transactions and activities of Holding, Development and/or CDC may lack the benefit of arm's length bargaining and may involve conflicts of interest. Holding, Development and CDC believe, however, that adequate safeguards, including Boards of Directors of Holding and Development consisting of a majority of independent directors, sufficiently prevent any such conflicts from adversely affecting the business of Holding, Development or CDC. To the extent that any conflict of interest or the lack of arm's length bargaining may benefit Centex or its affiliates, on the one hand, or CDC or Holding, on the other hand, the combined value of the three tandem traded securities (Centex Common Stock, Holding Common Stock and Stockholder Warrants) beneficially owned by a Centex Stockholder should not be affected one way or another. See "Competition and Regulation" in this Item 1 below.

      CDC is not a real estate investment trust, and therefore CDC's activities are not subject to the restrictions imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

      For additional information concerning material properties owned by CDC at March 31, 1998, see "Item 2. Properties".

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

      CDC's properties are generally located in geographical areas where there is moderate to good demand for land suitable for development, including California, Florida, New Jersey and Texas. Management believes the CDC properties are well positioned to compete with similar properties within each of these geographic areas.

      Ownership and development of each of CDC's properties is subject to licensing and regulation by zoning, land use, environmental, health, sanitation and other agencies in the state and/or municipality in which the property is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development or sale of any of such properties. In addition, certain of the Original Properties and the Additional Properties may be subject to zoning limitations that may not permit development of such properties for their highest and best use. The ability of CDC to obtain favorable zoning changes may affect the ultimate value of such properties to CDC to a third-party purchaser.

ITEM 2.  PROPERTIES

      (a) Holding

      Due to the nature of its business, Holding does not own or hold for investment any real or personal properties other than cash, receivables and other similar assets, and the securities relating to its subsidiary, Development.

      During fiscal year 1998, through wholly-owned subsidiaries, Development acquired the general partnership interests in entities formed for both multi-family and commercial development activities. In each instance, CDC, for whom Development serves as general partner, is the 99% limited partner.

      (b) CDC

      The remaining Original Properties and the Additional Properties consist of properties located in Texas, North Carolina, New Jersey, Florida and California. The remaining Original Properties predominantly consist of undeveloped sites zoned for light industrial, agricultural, general retail, office industrial, business park, research and development and single-family and multi-family residential property purposes. The Additional Properties generally consist of land contributed by Centex Development for near-term multi-family and commercial development purposes.

      At March 31, 1998, there were three remaining Original Properties and nine Additional Properties owned by CDC. Set forth below is a brief description of such properties, including present zoning.

                              ORIGINAL PROPERTIES

      Colony South Planning Unit. Colony South Planning Unit is located in suburban Dallas, Texas in the cities of The Colony (approximately 136 acres) and Lewisville (approximately 116 acres). The Colony acreage is zoned office, general retail and business park. The Lewisville acreage is zoned light industrial.

      East Windsor. East Windsor is a development comprised of approximately 600 acres with residential tracts, farm parcels and 100 acres of office industrial zoned property in East Windsor, New Jersey, a township located in the vicinity of Princeton. At March 31, 1998 there were 489 remaining acres owned by CDC. Two hundred quarter-acre lots and 46 half-acre lots have been sold to Centex Homes. Zoning is in place for an additional 248 quarter-acre lots and 76 half-acre lots.

      Bryan Place. Bryan Place is located in Dallas, Texas just east of downtown and Central Expressway. It is comprised of four non-contiguous parcels, zoned commercial and residential, totaling 76,000 square feet.

                             ADDITIONAL PROPERTIES

      The Arbors of Wolf Penn Creek. The Arbors of Wolf Penn Creek is a 172-unit apartment complex located in College Station, Texas. The complex is situated on eight acres and was completed in the fall of 1996. The Arbors of Wolf Penn Creek was developed through a joint venture with a third party. The complex is currently being marketed for sale.

      Heritage Park. Heritage Park is located in a suburb of Dallas, Texas in the city of Allen and consists of approximately 108 acres. The Heritage Park property is zoned single-family residential and commercial.

      Goodlett-Frank. Goodlett-Frank is located in Naples, Florida and consists of approximately 122 acres developed into 381 lots. Ninety lots were sold to Centex Development during fiscal year 1998.

      Park West at Gateway Centre. Park West at Gateway Centre is a 24-acre industrial tract situated in a mixed-use development located in St. Petersburg, Florida. During fiscal 1998, a 49.5% interest in a limited partnership, whose only asset is the 24 acres, was contributed to CDC by Centex Development in exchange for Class C Units.

      Southpointe. The Southpointe property, located in Plantation, Florida, 13 miles west of the Ft. Lauderdale Airport, is comprised of 11 acres zoned for office use. CDC has entered into a contract with the General Services Administration to build and lease a 141,000 square foot office building for use by the Internal Revenue Service. Centex-Rooney Construction Company, Inc., a wholly-owned subsidiary of Centex, is the general contractor for the facility with construction scheduled to begin in early fiscal 1999. During fiscal 1998, a 49.5% interest in a limited partnership, whose only asset is the 11 acres, was contributed to CDC by Centex Development in exchange for Class C Units.

      Westlake. The Westlake property consists of a 38,000 square foot industrial building situated on six acres located in a business park in Charlotte, North Carolina. The facility was pre-leased prior to the start of construction. Construction was completed in December 1997. The six acre parcel was contributed to CDC by Centex Development in exchange for Class C Units.

      Northfield. Northfield is located in Ventura County, California approximately 60 miles west of downtown Los Angeles and is comprised of 23 acres. Northfield is zoned light industrial and is situated in an industrial business park. Of the 23 acres owned by CDC, 18 acres were contributed to CDC by Centex Development in exchange for Class C Units, while five acres of adjacent land were purchased by CDC during fiscal 1998. Subsequent to March 31, 1998, CDC entered into a joint-venture agreement with a third party to develop approximately 182,000 square feet of industrial inventory buildings on 10 acres in the Northfield business park.

      Sheffield. Sheffield is an 18-acre multi-family tract located in Grand Prairie, Texas. During fiscal 1998, Sheffield was contributed to CDC by Centex Development in exchange for Class C Units.

      Vista Ridge. Vista Ridge is a 33-acre multi-family tract located in Dallas and Denton Counties, Texas in the cities of Lewisville and Coppell. During fiscal 1998, 21 acres in the Vista Ridge project were contributed to CDC by Centex Development in exchange for Class C Units. The other 12 acres had previously been acquired through a third-party joint venture. During fiscal 1998, CDC acquired the joint-venture partner's interest in the joint venture.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

      Information concerning the present executive officers of Holding is set forth below. All of such officers have served in their capacities or other capacities of Holding for at least the past five years, except as indicated. CDC has no executive officers. The executive officers of Holding set forth below hold the same offices in Development, the general partner of CDC, as disclosed in "Item 10. Directors and Executive Officers of the Registrant--Directors and Executive Officers of Development".

      NAME                                                  POSITION                                   AGE
      ----                                                  --------                                   ---
 Richard C. Decker                             President and Chief Executive Officer(1)                45

 J. Stephen Bilheimer                          Vice Chairman (2)                                       66

 Kimberly A. Pinson                            Vice President, Treasurer, Controller                   33
                                               and Assistant Secretary (3)

(1) Mr. Decker is an employee of Centex Development and has been President and Chief Executive Officer of both Holding and Development, the general partner of CDC, since April 1, 1998. Mr. Decker was elected Director of both Holding and Development effective June 10, 1998. Mr. Decker has also been a director and officer of various Centex subsidiaries engaged in real estate development since July 1996. Prior thereto, Mr. Decker was a partner with Dallas-based Trammel Crow Company, a commercial real estate development firm, for 15 years, and served as Principal from 1990 until 1995. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company.

(2) Mr. Bilheimer is an employee of Centex Service Company, a wholly-owned subsidiary of Centex. Mr. Bilheimer was appointed to the position of Vice Chairman for Holding effective April 1, 1998. Prior thereto, Mr. Bilheimer served as President of Holding and Development from 1987 to 1998. Mr. Bilheimer was a director of Holding and Development from its date of incorporation until his resignation as of June 1, 1987. Mr. Bilheimer was re-elected to the Board of Directors on May 24, 1989. Mr. Bilheimer also served as Executive Vice President of Centex Real Estate Corporation ("CREC") from April 1987 until March 31, 1988. Mr. Bilheimer is also a director of both Holding and Development.

(3) Ms. Pinson is an employee of Centex Development and serves as Vice President, Treasurer, Controller and Assistant Secretary of Centex Development as well as of Holding and Development. Ms. Pinson joined Vista Properties, Inc. (now CREC) in March 1993 and was elected to her present positions with Holding and Development as of July 23, 1996.

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

YEAR 2000 CONVERSION

      The year 2000 conversion is being addressed by the Company for each line of business. The ongoing process of identification, evaluation and implementation of changes to computer systems and software necessary for the year 2000 conversion has been underway since fiscal 1997. Potential software failures due to processing errors potentially arising from calculations using the year 2000 date are not believed to be a significant risk. The total costs of compliance and the effect on the Company's future results of operations are not believed to be material and are expected to be accomplished within the normal process of upgrading hardware and software.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Holding

      Except as additionally provided below, the information called for by this
Item 5 with respect to Holding is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 1 of the Centex 1998 Annual Report and (3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 63-64 of the Holding/CDC 1998 Annual Report.

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

      The provisions of the loan agreement and pledge and security agreement relating to Holding's $7,700,000 note to Centex (the "Holding Note"), which had a balance of $1,000,000 at March 31, 1998, included certain restrictive covenants that limit the extent to which Holding and its subsidiaries (including Development but not CDC or any Operating Partnership) may create, assume or guarantee additional indebtedness, pledge or encumber certain of their assets or otherwise take certain corporate actions. Holding's obligations under the Holding Note were secured by a pledge of all of the issued and outstanding shares of the common stock of Development pursuant to a pledge and security agreement under which a default by Holding in the performance of its obligations would give Centex the right to vote such shares, to seek the registration under the Securities Act of 1933, as amended, of all or a portion thereof, and to sell such shares to satisfy Holding's obligations. Subsequent to March 31, 1998, the outstanding principal balance of the Holding Note was repaid and the pledge agreement with respect to the Development Common Stock was terminated. See "Item
13. Certain Relationships and Related Transactions" and Note (G) of the Notes to the Holding/CDC Combining Financial Statements included on page 64 of the Holding/CDC 1998 Annual Report, which Note (G) is incorporated herein by reference.

      (b) CDC

      Except as additionally provided below, the information called for by this
Item 5 with respect to CDC is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 1 of the Centex 1998 Annual Report and (3) the information included in Notes (F) and (G) of the Notes to the Holding/CDC Combining Financial Statements on pages 63-64 of the Holding/CDC 1998 Annual Report.

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

      Centex Development is the present holder of all of the Class A Units and Class C Units, and accordingly, at this time there is no public market for such securities. At March 31, 1998, there were 32,260 Class A Units and 7,542 Class C Units outstanding. As of May 29, 1998 an additional 7,757 Class C Units had been issued to Centex Development in exchange for assets contributed to the Partnership valued at $7,757,000. See "Item 1. Business--General Development of Business".

In July 1995, in conjunction with the extension of the automatic detachment date from 1997 to 2007, CREC (subsequently 2728 Holding Corporation, liquidated in fiscal 1998), the then sole holder of all Class A Units, reduced its unrecovered capital, which is defined as the limited partners' initial capital contributions adjusted for repayments and other reductions, to $47,261,000 and waived all unpaid preference totaling $37,523,000. Unrecovered capital was reduced by an additional $4,500,000 during fiscal 1997 and $10,000,000 during fiscal 1996 through distributions made by the partnership. The partnership made preference payments during fiscal 1998 totaling $4,500,000. Preference payments in arrears at March 31, 1998 amounted to $4,185,000.

ITEM 6.  SELECTED FINANCIAL DATA

      (a) Holding

      The information called for by this Item 6 with respect to Holding is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 57-58 of the Holding/CDC 1998 Annual Report.

      (b) CDC

      The information called for by this Item 6 with respect to CDC is incorporated herein by reference to the Combining Balance Sheets and the Combining Statements of Operations included in the Holding/CDC Combining Financial Statements on pages 57-58 of the Holding/CDC 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (a) Holding

      The information called for by this Item 7 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 66 of the Holding/CDC 1998 Annual Report.

      (b) CDC

      The information called for by this Item 7 with respect to CDC is incorporated herein by reference to the information included and referenced under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 66 of the Holding/CDC 1998 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is incorporated herein by reference to portions of the Holding/CDC 1998 Annual Report indicated in the Index to Financial Statements on page 45 of this Report (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Holding

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

      Except as additionally provided below, the information called for by this
Item 10 with respect to Holding is incorporated herein by reference to the information included under the caption "Election of Directors" and the information included under the caption "Section 16(a) Compliance" in Holding's proxy statement for the 1998 Annual Meeting of Stockholders of Holding to be held on July 23, 1998 (the "1998 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding" included in Part B of this Report following Item 4.

SERVICES AGREEMENT

      Holding has no full-time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation". All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company ("CSC"). See "Item 13. Certain Relationships and Related Transactions". The term of the Services Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days written notice prior to December 31 of any year. However, the Services Agreement may not be terminated by Holding (other than in the event of a breach by CSC constituting gross negligence or willful or wanton misconduct) prior to the payment in full of the Holding Note, the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $30,000 were paid pursuant to the Services Agreement during fiscal 1998.

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

       NAME                                                          POSITION                                  AGE
       ----                                                          --------                                  ---
       Richard C. Decker . . . . . . . . .     Director, President and Chief Executive Officer (1)             45
       J. Stephen Bilheimer  . . . . . . .     Director and Vice Chairman (2)                                  66
       Josiah O. Low, III  . . . . . . . .     Director (3)*                                                   59
       David M. Sherer . . . . . . . . . .     Director (4)*                                                   61
       Kimberly A. Pinson  . . . . . . . .     Vice President, Treasurer, Controller and Assistant             33
                                               Secretary (5)

-------------

*     Member of the audit committee of the Board of Directors.

(1) Mr. Decker is an employee of Centex Development and has been President and Chief Executive Officer of both Holding and Development, the general partner of CDC, since April 1, 1998. Mr. Decker was elected Director of both Holding and Development effective June 10, 1998. Mr. Decker has also been a director and officer of various Centex subsidiaries engaged in real estate development since July 1996. Prior thereto, Mr. Decker was a partner with Dallas-based Trammell Crow Company, a commercial real estate development firm for 15 years, and served as Principal from 1990 until 1995. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company.

(2) Mr. Bilheimer is an employee of Centex Service Company, a wholly-owned subsidiary of Centex. Mr. Bilheimer was appointed to the position of Vice Chairman for Holding effective April 1, 1998. Prior thereto, Mr. Bilheimer served as President of Holding and Development from 1987 to 1998. Mr. Bilheimer was a director of Holding and Development from its date of incorporation until his resignation as of June 1, 1987. Mr. Bilheimer was re-elected to the Board of Directors on May 24, 1989. Mr. Bilheimer also served as Executive Vice President of CREC from April 1987 until March 31, 1988. Mr. Bilheimer is also a director of both Holding and Development.

(3) Mr. Low serves as Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation since February 1988. Mr. Low is also a director of Holding. Mr. Low was elected as a director of Development as of June 1, 1987.

(4) Mr. Sherer has been President of David M. Sherer Associates, Inc., a commercial real estate, investment and brokerage firm, for 19 years. Mr. Sherer is also a director of Holding. Mr. Sherer was elected as a director of Development as of June 1, 1987.

(5) Ms. Pinson is an employee of Centex Development and serves as Vice President, Treasurer, Controller and Assistant Secretary of Centex Development as well as Holding and Development. Ms. Pinson joined Vista Properties, Inc. (now CREC) in March 1993 and was elected to her present positions with Holding and Development as of July 23, 1996.

      All directors are elected annually by the stockholders to serve until the next annual meeting of stockholders and until their successors have been elected and qualified, subject to removal by a vote of the holders of not less than two-thirds of the outstanding shares of the common stock, par value $1.00 per share, of Development. Effective June 10, 1998, the Board of Directors expanded the size of the board to four directors until the next annual meeting of stockholders. The board elected Richard C. Decker to fill the vacancy created by the expansion. J. Stephen Bilheimer has declined to stand for re-election at the next annual meeting of stockholders. All executive officers of Development are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected and qualified. There are no family relationships among or between Development's directors or executive officers.

      The current executive officers of Development are employees of one of the subsidiaries of Centex, and it is presently anticipated that this arrangement will continue. See "Item 11. Executive Compensation".

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

      Holding is entitled to reimbursement from CDC for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the Management Agreement, plus a $25,000 quarterly managerial fee. During fiscal 1998, Holding received $640,000 from CDC for its services.

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

      From time to time, Holding delegates the performance of certain of its responsibilities to CSC and Centex Development, upon terms and conditions to be determined. These responsibilities may include enhancement of properties owned or controlled by CDC, for which reasonable additional compensation may be paid by CDC to Holding pursuant to terms to be negotiated between them. In turn, some or all of such additional compensation may be paid by Holding to CSC or Centex Development.

ITEM 11.  EXECUTIVE COMPENSATION

      Holding and CDC

      The information called for by this Item 11 with respect to Holding and CDC is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 1998 Holding Proxy Statement.

      CDC does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from CDC with respect to its duties and obligations as general partner for CDC. As general partner, Development is entitled to be allocated certain items of income and loss of CDC and to receive certain distributions of cash from CDC depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and will receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 63-64 of the Holding/CDC 1998 Annual Report, which Note (F) is incorporated herein by this reference.

      The directors and executive officers of Development perform all executive management functions for CDC. See "Item 10. Directors and Executive Officers of the Registrant". Services required by CDC in its operations are also provided pursuant to a Management Agreement with Holding pursuant to which Holding operates, manages and develops the properties of CDC for and on behalf of CDC. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement". The executive officers of Development did not receive any remuneration from Development or CDC for the year ended March 31, 1998. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During the 1998 fiscal year, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or CDC during the 1998 fiscal year.

      During fiscal 1998, J. Stephen Bilheimer, President, until his resignation effective March 31, 1998, and Director and Kimberly A. Pinson, Vice President, Treasurer, Controller and Assistant Secretary of Development, both of whom are employees of subsidiaries of Centex, have devoted a majority of their time and attention to the management of Development and Holding. Mr. Bilheimer and Ms. Pinson provided such services to Development on behalf of and in their capacities as officers of Holding pursuant to the Management Agreement. Each current executive officer of Development continues to receive remuneration from Centex or one of its subsidiaries in his capacity as an officer or employee thereof and is not compensated by Development or CDC.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Holding

      The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1998 Holding Proxy Statement.

      (b) CDC

      The following table sets forth certain information with respect to the ownership of the equity securities of CDC as of May 29, 1998 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to CDC to be the beneficial owner of more than 5% of any class of CDC's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.

                                                    NAME OF                       NUMBER OF UNITS        PERCENT
        TITLE OF CLASS*                        BENEFICIAL OWNER**                OR WARRANTS OWNED       OF CLASS
        ---------------                        ------------------                -----------------       --------
 General Partner Interest (1)    3333 Development Corporation  . . . . . . . .              All               100%
                                 3100 McKinnon, Suite 370
                                 Dallas, Texas 75201

 Class A Units (2)               Centex Development  . . . . . . . . . . . . .       32,260.085               100%
                                 2728 N. Harwood
                                 Dallas, Texas 75201

 Stockholder Warrants (3)        3333 Development Corporation  . . . . . . . .               --                ***

                                 J. Stephen Bilheimer  . . . . . . . . . . . .               --                ***

                                 Richard C. Decker . . . . . . . . . . . . . .               --                ***

                                 Josiah O. Low, III  . . . . . . . . . . . . .               --                ***

                                 David M. Sherer . . . . . . . . . . . . . . .               --                ***

                                 All directors and executive officers of
                                 Development as a group (5 persons)  . . . . .               --                ***

                                 Sanford C. Bernstein & Co., Inc. (4)  . . . .               45              4.96%
                                 767 Fifth Avenue
                                 New York, New York 10153

                                 FMR Corp. (5) . . . . . . . . . . . . . . . .               88              9.80%
                                 82 Devonshire Street
                                 Boston, Massachusetts 02109

                                 The Prudential Insurance Company
                                 of America (6). . . . . . . . . . . . . . . .               53              5.94%
                                 Prudential Plaza
                                 Newark, New Jersey 07102-3777

 Centex Class B Unit             Centex Corporation  . . . . . . . . . . . . .              100              100%
   Warrants (7)                  2728 N. Harwood
                                 Dallas, Texas 75201

 Class B Units (8)               Centex Corporation (9)  . . . . . . . . . . .              350 (10)          28% (9)
                                 2728 N. Harwood
                                 Dallas, Texas 75201

 Class C Units (11)              Centex Development  . . . . . . . . . . . . .           15,299              100%
                                 2728 N. Harwood
                                 Dallas, Texas 75201

----------------

* Under the terms of the Partnership Agreement, CDC is managed by a sole corporate general partner and none of the present classes of CDC's securities are "voting securities" within the meaning of the rules and regulations of the Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of CDC's equity securities has been set forth in accordance with such rules and regulations.

** The address of any person who is the beneficial owner of more than five percent of a class of CDC's securities is also included.

***   Less than 1%.

(1) In connection with the formation of CDC, Development made a capital contribution to CDC of $767,182, in exchange for Development's general partner interest in CDC. As general partner, Development is entitled to receive allocations of income and loss and distributions of property from CDC.

(2) The Class A Units were issued to the Original Limited Partners in exchange for the contribution to CDC of the Original Properties. Record title to the Class A Units presently is held by Centex Development. See "Item 1. Business--General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into
      (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

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

(4)   Based solely upon information contained in the Schedule 13G/A of Sanford
      C. Bernstein & Co., Inc. ("Bernstein") filed with the SEC on February 4, 1998 (the "Bernstein 13G") with respect to Centex Common Stock owned as of December 31, 1997. According to the Bernstein 13G, such number includes 1,512,792 shares (and therefore to own a beneficial interest in 22.9 Stockholder Warrants) over which Bernstein had the sole power to direct the vote, 388,280 shares (and therefore to own a beneficial interest in 5.9 Stockholder Warrants) over which Bernstein had shared voting power and 2,953,404 shares (and therefore to own a beneficial interest in 44.6 Stockholder Warrants) over which Bernstein had sole dispositive power.

(5) Based solely upon information contained in the Schedule 13G/A (Amendment No. 10) of FMR Corp. filed with the SEC on February 14, 1998 with respect to Centex Common Stock owned as of December 31, 1997 (the "FMR 13G"). According to the FMR 13G, such number includes 128,636 shares (and therefore to own a beneficial interest in 2.0 Stockholder Warrants) over which FMR Corp. had the sole power to vote or direct the vote and 5,835,416 shares (and therefore to own a beneficial interest in 88.2 Stockholder Warrants) over which FMR Corp. had sole dispositive power.

(6) Based solely upon information contained in the Schedule 13G/A (Amendment No. 2) of The Prudential Insurance Company of America ("Prudential") filed with the SEC on February 10, 1998 with respect to Centex Common Stock owned as of December 31, 1997 (the "Prudential 13G"). According to the Prudential 13G, such number includes 396,400 shares (and therefore to own a beneficial interest in 6.0 Stockholder Warrants) over which Prudential had sole voting or dispositive power, 3,065,632 shares (and therefore to own a beneficial interest in 46.4 Stockholder Warrants) over which Prudential had shared voting power and 3,142,032 shares (and therefore to own a beneficial interest in 47.5 Stockholder Warrants) over which Prudential had shared dispositive power. According to the Prudential 13G, Prudential holds 25,400 shares (and therefore to own a beneficial interest in .4 Stockholder Warrants) for the benefit of its general account. Prudential holds the remaining shares for the benefit of its clients.

(7) On November 30, 1987, Centex acquired from CDC 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (F) of the Notes to the Holding/CDC Combining Financial Statements included on pages 63-64 of the Holding/CDC 1998 Annual Report, which Note (F) is herein incorporated by this reference.

(8)   Presently, there are no Class B Units issued or outstanding.

(9) When issued, record title to 200 of these Class B Units will be held collectively by the owners of the Class A Units and Class C Units. See footnote (2).

(10) The Class B Units that may be acquired upon conversion of outstanding Class A Units and Class C Units as of the date of the exercise of the Stockholder Warrants, which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex Common Stock, and the Class B Units that may be acquired upon exercise of the Centex Class B Unit Warrants, are included as "beneficially owned" pursuant to the rules and regulations of the Commission promulgated pursuant to the Exchange Act. See footnotes (2) and (3). The number of Class B Units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B Units but that no subdivision of any of the warrants has occurred; however, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any such subdivision or combination would necessarily change the number of Class B Units beneficially owned and the percent of class represented thereby.

(11) The Class C Units were issued in exchange for assets contributed to CDC by Centex Development. See "Item 1. Business--General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) Holding

      The information called for by this Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 1998 Holding Proxy Statement.

      (b) CDC

      Holding entered into a services agreement in May 1987 with CSC, whereby CSC provides certain tax, accounting and other services for Holding at a fee of $2,500 per month. Service fees of $30,000 were paid pursuant to this agreement for fiscal year 1998.

      CDC has entered into an agreement with Holding to provide management services to CDC in connection with the development, operation and maintenance of CDC property and other administrative services. Management fees and reimbursable costs totaling $640,000 were incurred under this agreement during fiscal 1998.

      In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7,700,000 from Centex pursuant to a secured promissory note (the "Holding Note"). The Holding Note, which had a fluctuating balance during 1998, bore interest, payable quarterly, at the prime rate of interest of NationsBank, N.A. ("NationsBank") plus 1%. On May 29, 1998, the outstanding principal balance of the Holding Note was repaid. The Holding Note was secured by a pledge of all the issued and outstanding shares of Development, and such pledge has been terminated. There was interest expense of $372,000 related to the Holding Note for the year ended March 31, 1998.

      In 1987, Development advanced $7,700,000 to a wholly-owned subsidiary of Centex pursuant to an unsecured note and related loan agreement. The note bore interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8%. On May 29, 1998, the outstanding principal balance on the note was repaid. Fiscal year 1998 interest income on the note totaled $732,000.

      In January 1998, Development purchased all of the stock of a wholly-owned subsidiary of CREC for $1,134,000. The entity acquired indirectly owns real estate development assets with a value of $1,134,000.

      In fiscal year 1998, CDC sold to Centex Homes certain tracts of land for $6,494,000 and has agreements to purchase an additional 649 lots from CDC.

      Centex Homes had guaranteed a $5,000,000 bank line of credit for CDC to utilize in conjunction with development of lots to be sold to Centex Homes. This line of credit, which had a balance of $1,500,000 as of March 31, 1998, was repaid and canceled on April 15, 1998. The line of credit bore interest at LIBOR plus 3/4%.

      CDC owned property in the City of Carrollton, a suburb of Dallas, Texas, which consisted of one office and five fabrication-warehouse buildings situated on approximately 17 acres. CDC leased this property to Centex Homes pursuant to a five-year lease terminating on March 31, 1998. In April 1997, this property was sold to Centex Homes for $2,866,000.

      During fiscal year 1998, the Partnership Agreement governing CDC was amended to allow for the issuance of Class C Units to be issued in exchange for assets contributed by a limited partner or by an individual or entity who is to be admitted as a limited partner. During the fiscal year, Centex Development contributed assets valued at $7,542,000 to CDC in exchange for 7,542 Class C Units. Subsequent to March 31, 1998 (through May 29, 1998), Centex Development contributed additional assets valued at $7,757,000 in exchange for an additional 7,757 Class C Units.

      During fiscal year 1998, Centex Multi-Family Company, L.P. ("Multi-Family"), a subsidiary of CDC, executed a construction contract with one of Centex's construction subsidiaries in the amount of $13,167,244 for the construction of a 304-unit apartment project north of Dallas. Multi-Family paid Centex's construction subsidiary $5,907,029 during fiscal year 1998 pursuant to the construction contract.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report:

          (1) and (2) See the Index to Financial Statements below for a list of the Financial Statements filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  HOLDING/CDC
                                                                                  1998 ANNUAL
                                                                                 REPORT PAGES
                                                                                 ------------
3333 HOLDING CORPORATION AND SUBSIDIARY AND
   CENTEX DEVELOPMENT COMPANY, L.P.
Data incorporated by reference to the Holding/CDC
   1998 Annual Report:
   Report of Independent Public Accountants . . . . . . . . . . .                     55
   Combining Balance Sheets as of March 31, 1998 and 1997 . . . .                     57
   Combining Statements of Operations and Cash Flows
      for the Years Ended March 31, 1998, 1997 and 1996   . . . .                     58
   Combining Statements of Stockholders' Equity and
      Partners' Capital for the Years
      Ended March 31, 1998, 1997 and 1996   . . . . . . . . . . .                     59
   Notes to Combining Financial Statements  . . . . . . . . . . .                    59-64
   Quarterly Results (Unaudited)  . . . . . . . . . . . . . . . .                     65

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) EXHIBITS

          (A) Holding

          The information on exhibits required by this Item 14 is set forth in the Holding Index to Exhibits appearing on pages 52-53 of this Report.

          (B) CDC

          The information on exhibits required by this Item 14 is set forth in the CDC Index to Exhibits appearing on pages 54-57 of this Report.

      (b) Reports on Form 8-K:

          Neither Holding nor CDC filed any reports on Form 8-K during the quarter ended March 31, 1998.

FORWARD LOOKING STATEMENT

      The information contained in this Report and the Holding/CDC 1998 Annual Report filed herewith includes forward looking statements involving a number of risks and uncertainties, including the statements contained under the heading "Competition and Regulation" on page 31 and "Year 2000 Conversion" on page 34. Forward looking statements may be identified by the context of the statement and generally arise when the Holding/CDC is discussing its beliefs or expectations. In addition to the factors discussed elsewhere in this document, other determinants that could cause actual results to differ include increases in short- and/or long-term interest rates or a change in the relationship between short- and long-term interest rates; business conditions; growth in the investment real estate industry in the local markets which Holding/CDC conducts business and in the economy in general: competitive factors and governmental regulation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                3333 HOLDING CORPORATION
                                        ---------------------------------------
                                                       Registrant

June 22, 1998                        By:        /s/ RICHARD C. DECKER
                                        ---------------------------------------
                                                   Richard C. Decker,
                                             Director,President and Chief
                                                   Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 22, 1998                                   /s/ RICHARD C. DECKER
                                        ---------------------------------------
                                                   Richard C. Decker,
                                             Director, President and Chief
                                                   Executive Officer
                                             (principal executive officer)


June 22, 1998                                  /s/ KIMBERLY A. PINSON
                                        ---------------------------------------
                                                   Kimberly A. Pinson,
                                         Vice President, Treasurer, Controller
                                                 and Assistant Secretary
                                              (principal financial officer
                                            and principal accounting officer)


                              Directors:   J. Stephen Bilheimer, Josiah
                                         O. Low, III and David M. Sherer


June 22, 1998                        By:       /s/ J. STEPHEN BILHEIMER
                                        ---------------------------------------
                                                  J. Stephen Bilheimer,
                                                  Individually and as
                                                   Attorney-in-Fact*

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

                                            CENTEX DEVELOPMENT COMPANY, L.P.
                                        ---------------------------------------
                                                      Registrant

                                     By: 3333 Development Corporation, General
                                         Partner

June 22, 1998                        By:        /s/ RICHARD C. DECKER
                                        ---------------------------------------
                                                   Richard C. Decker,
                                               Director, President and Chief
                                                   Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.

June 22, 1998                                   /s/ RICHARD C. DECKER
                                        ---------------------------------------
                                                   Richard C. Decker,
                                             Director, President and Chief
                                                   Executive Officer
                                             (principal executive officer)


June 22, 1998                                  /s/ KIMBERLY A. PINSON
                                        ---------------------------------------
                                                   Kimberly A. Pinson,
                                         Vice President, Treasurer, Controller
                                                 and Assistant Secretary
                                              (principal financial officer
                                            and principal accounting officer)


                              Directors:    J. Stephen Bilheimer, Josiah
                                           O. Low, III and David M. Sherer


June 22, 1998                        By:       /s/ J. STEPHEN BILHEIMER
                                        ---------------------------------------
                                                  J. Stephen Bilheimer,
                                                  Individually and as
                                                   Attorney-in-Fact*

---------------
   *Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                                AND SUBSIDIARIES

  EXHIBIT                                                             FILED HEREWITH OR
  NUMBER                      EXHIBIT                             INCORPORATED BY REFERENCE
  -------                     -------                             -------------------------
 3.1        Restated Articles of Incorporation of         Exhibit 4.1 to Joint Registration
            Centex.                                       Statement of Centex Corporation
                                                          ("Centex"), 3333 Holding Corporation
                                                          ("Holding") and Centex Development
                                                          Company, L.P. ("CDC") on Form S-8 filed
                                                          with the Securities and Exchange
                                                          Commission (the "Commission") on June 1,
                                                          1998 (the "1998 Form S-8")

 3.2        By-laws of Centex.                            Exhibit 3.2 to Annual Report on Form 10-K
                                                          of Centex (File No. 1-6776) for fiscal
                                                          year ended March 31, 1993 ("Centex 1993
                                                          Form 10-K")

 4.1        Specimen Centex common stock certificate      Exhibit 4.3 to Joint Registration
            (with tandem trading legend and Rights        Statement of Centex, Holding and CDC, on
            Agreement legend).                            Form S-8 filed with the Commission on
                                                          June 2, 1997 (the "1997 Form S-8")

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

 4.5        Instruments with respect to long-term debt    Not Applicable
            which do not exceed 10% of the total
            assets of Centex and its subsidiaries have
            not been filed.  Centex agrees to furnish
            a copy of such instruments to the
            Commission upon request.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                          FILED HEREWITH OR
 NUMBER                       EXHIBIT                         INCORPORATED BY REFERENCE
 ------                       -------                         -------------------------
 10.1       Centex Corporation Stock Option Plan, as      Exhibit 10.1 to Centex 1993 Form 10-K
            amended.*

 10.2       Centex Corporation 1987 Stock Option Plan,    Exhibit 4.7 to the 1997 Form S-8
            as amended.*

 10.3       Centex Corporation 1998 Stock Option Plan     Exhibit 4.7 to the 1998 Form S-8

 10.4       Credit Agreement, dated as of May 1, 1987,    Exhibit 10.2 to Amendment No. 3, dated
            by and between Holding and Centex and         November 24, 1987, to Registration
            related (i) Promissory Note, dated May 1,     Statement of Holding on Form 10 (File No.
            1987, executed by Holding and payable to      1-9624), dated July 12, 1987
            the order of Centex in the principal
            amount of $7,700,000 and (ii) Pledge and
            Security Agreement, dated as of May 1,
            1987, executed by Holding in favor of
            Centex.

 10.5       Executive Employment Agreement, dated as      Exhibit 10.6 to Centex 1993 Form 10-K
            of September 17, 1990, between Centex and
            Laurence E. Hirsch.*

 10.6       Executive Employment Agreement, dated as      Exhibit 10.7 to Centex 1993 Form 10-K
            of January 18, 1991, between Centex and
            David W. Quinn.*

 10.7       Termination of Employment and Consulting      Filed Herewith.
            Agreement, dated as of December 4, 1997,
            between Centex and William J Gillilan
            III.*

 10.8       Centex Corporation $2,000,000 Subordinated    Exhibit 10.8 to Centex 1995 Form 10-K
            Convertible Note issued to Laurence E.
            Hirsch on March 1, 1995.*

 10.9       Supplemental Executive Retirement Plan of     Exhibit 10.9 to Centex 1995 Form 10-K
            Centex Corporation.*

 13         Portions of Centex 1998 Annual Report and     Filed Herewith.
            Holding/CDC 1998 Annual Report.**

 21.1       List of Subsidiaries of Centex.               Filed Herewith.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED

 EXHIBIT                                                     FILED HEREWITH OR
 NUMBER                       EXHIBIT                     INCORPORATED BY REFERENCE
 ------                       -------                     -------------------------
 23         Consent of Independent Public Accountants.    Filed Herewith.

 24.1       Powers of Attorney.                           Filed Herewith.

 27.1       Financial Data Schedule.                      Filed Herewith.

------------------
*     Management contract or compensatory plan or arrangement.

** With the exception of the information expressly incorporated by reference in this Report from the Centex 1998 Annual Report and the Holding/CDC 1998 Annual Report, these two annual reports are not deemed filed with the Commission as part of this Report.

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

 10.4       Management Agreement by and between           Filed Herewith.
            Holding and CDC dated as of April 1, 1994.

 10.5       Amendment No.1 to Management Agreement by     Filed Herewith.
            and between CDC and Holding dated as of
            October 1, 1996.

 13         Portions of Centex 1998 Annual Report and     Exhibit 13 of Centex Exhibits filed
            Holding/CDC 1998 Annual Report.*              herewith


 21.2       Subsidiaries of Holding.                      Filed Herewith.

 23         Consent of Independent Public Accountants.    Exhibit 23 of Centex Exhibits filed
                                                          herewith

 24.2       Powers of Attorney.                           Filed Herewith.

 27.2       Financial Data Schedule.                      Filed Herewith.

-------------

* With the exception of the information expressly incorporated by reference in this Report from the Centex 1998 Annual Report and the Holding/CDC 1998 Annual Report, these two annual reports are not deemed filed with the Commission as part of this report.

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

 4.1        Certificates of Limited Partnership of        Exhibit 4.1 to the CDC Registration
            CDC.                                          Statement

 4.2        Second Amended and Restated Agreement of      Exhibit 4.4 to 1998 Form S-8
            Limited Partnership of CDC.

 4.3        Specimen certificate for Class A limited      Exhibit 4.3 to the CDC Registration
            partnership units.                            Statement

 4.4        Specimen certificate for Class B limited      Exhibit 4.4 to the CDC Registration
            partnership units.                            Statement

 4.5        Specimen certificate for Class C limited      Exhibit 4.7 to 1998 Form S-8
            partnership units.

                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 4.6        Warrant Agreement, dated as of November       Exhibit 4.5 to CDC Form 10-K
            30, 1987, by and between CDC and Centex.

 4.7        Specimen warrant certificate.                 Exhibit 4.6 to CDC Amendment No. 3

 4.8        Specimen Centex common stock certificate      Exhibit 4.3 to 1997 Form S-8
            (with tandem trading legend and Rights
            Agreement legend).

 4.9        Nominee Agreement, dated as of November       Exhibit 4.8 to CDC Form 10-K
            30, 1987, by and between Centex, Holding
            and CDC, and Chemical Bank, as successor
            nominee.

 4.10       Agreement for Purchase of Warrants, dated     Exhibit 4.9 to CDC Form 10-K
            as of November 30, 1987, by and between
            CDC and Centex.

 4.11       Form of Operating Partnership Agreement.      Exhibit 4.9 to the CDC Registration
                                                          Statement

 10.1       Management Agreement, dated as of April 1,    Exhibit 10.4 of Holding Exhibits
            1994, by and between CDC and Holding.         filed herewith

 10.2       Amendment No. 1 to Management Agreement,      Exhibit 10.5 of Holding Exhibits
            dated as of October 1, 1996,  by and          filed herewith
            between CDC and Holding.

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

 10.15      Waiver Agreement, dated as of June 30,        Filed Herewith.
            1996, by and between CDC, CREC and
            Development.

 10.16      Waiver Agreement, dated as of September       Filed Herewith.
            30, 1996, by and between CDC, Centex
            Homes, 2728 Holding Corporation ("2728
            Holding") and Development.

 10.17      Waiver Agreement, dated as of March 31,       Filed Herewith.
            1997, by and between CDC, Centex Homes,
            2728 Holding and Development.

 13         Portions of Centex 1998 Annual Report and     Exhibit 13 of Centex Exhibits filed
            Holding/CDC 1998 Annual Report.*              herewith

                               INDEX TO EXHIBITS

 EXHIBIT                                                              FILED HEREWITH OR
 NUMBER                       EXHIBIT                             INCORPORATED BY REFERENCE
 ------                       -------                             -------------------------
 23         Consent of Independent Public Accountants.    Exhibit 23 of Centex Exhibits filed
                                                          herewith

 24.3       Powers of Attorney.                           Filed Herewith.

 27.3       Financial Data Schedule.                      Filed Herewith.

-------------

* With the exception of the information expressly incorporated by reference in this Report from the Centex 1998 Annual Report and the Holding/CDC 1998 Annual Report, these two annual reports are not deemed filed with the Commission as part of this report.