Form 10-Q
period 1998-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1998-08-14
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                  JUNE 30, 1998

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

    IRS Employer Identification Nos. 75-2178860 and 75-2168471, respectively
                            3100 McKinnon, Suite 370
                               Dallas, Texas 75201
                                 (214) 981-6700


The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on July 31, 1998:

Centex Corporation                  Common Stock                                         59,612,775 shares
3333 Holding Corporation            Common Stock                                              1,000 shares
Centex Development Company, L.P.    Class A Units of Limited Partnership Interest            32,260 units
Centex Development Company, L.P.    Class C Units of Limited Partnership Interest            20,996 units

                               CENTEX CORPORATION

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                           FORM 10-Q TABLE OF CONTENTS


                                  JUNE 30, 1998


                               CENTEX CORPORATION

                                                                                                   PAGE

PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Consolidated Financial Statements                                   1

                        Condensed Consolidated Statement of Earnings
                        for the Three Months Ended June 30, 1998                                      2

                        Condensed Consolidated Balance Sheets                                         3

                        Condensed Consolidated Statement of Cash Flows
                        for the Three Months Ended June 30, 1998                                      4

                        Notes to Condensed Consolidated Financial Statements                      5 - 8

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                    9 - 13

PART II.    OTHER INFORMATION

            ITEM 6.     Exhibits and Reports on Form 8-K                                             14

SIGNATURES                                                                                           15

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                                    PAGE

PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Combining Financial Statements                                      17

                        Condensed Combining Statement of Operations
                        for the Three Months Ended June 30, 1998                                      18

                        Condensed Combining Balance Sheets                                            19

                        Condensed Combining Statement of Cash Flows
                        for the Three Months Ended June 30, 1998                                      20

                        Notes to Condensed Combining Financial Statements                        21 - 22

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                         23

PART II.    OTHER INFORMATION

            ITEM 6.     Exhibits and Reports on Form 8-K                                              24

SIGNATURES                                                                                       25 - 26

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

                     CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                (dollars in thousands, except per share data)
                                 (unaudited)

                                                For the Three Months Ended
                                                          June 30,
                                             ------------------------------
                                                 1998              1997
                                             ------------      ------------
REVENUES
   Home Building
      Conventional Homes                     $    561,194      $    460,846
      Manufactured Homes                           42,445            31,894
   Investment Real Estate                           4,894             6,780
   Financial Services                             100,133            47,243
   Construction Products                           79,846            77,954
   Contracting and Construction Services          322,094           236,658
                                             ------------      ------------
                                                1,110,606           861,375
                                             ------------      ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                          520,526           433,386
      Manufactured Homes                           39,685            29,678
   Investment Real Estate                          (2,509)           (1,369)
   Financial Services                              76,421            42,038
   Construction Products                           52,885            54,548
   Contracting and Construction Services          318,618           235,647
   Other, net                                       2,306             1,349
   Corporate General and Administrative             5,351             4,360
   Interest Expense                                 8,193             7,806
   Minority Interest                               12,408            11,513
                                             ------------      ------------
                                                1,033,884           818,956
                                             ------------      ------------

EARNINGS BEFORE INCOME TAXES                       76,722            42,419

   Income Taxes                                    28,561            15,409
                                             ------------      ------------

NET EARNINGS                                 $     48,161      $     27,010
                                             ============      ============

EARNINGS PER SHARE
   Basic                                     $       0.81      $       0.46
                                             ============      ============
   Diluted                                   $       0.78      $       0.45
                                             ============      ============

AVERAGE SHARES OUTSTANDING
   Basic                                       59,530,844        58,180,810
   Common Share Equivalents
      Options                                   2,041,701         1,550,942
      Covertible Debenture                        400,000           400,000
                                             ============      ============
   Diluted                                     61,972,545        60,131,752
                                             ============      ============

CASH DIVIDENDS PER SHARE                     $       0.04      $      0.025
                                             ============      ============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        Centex Corporation and
                                                             Subsidiaries                 Centex Corporation
                                                     ---------------------------     ---------------------------
                                                       June 30,        March 31,       June 30,       March 31,
                                                        1998*           1998**          1998*          1998**
                                                     -----------     -----------     -----------     -----------
ASSETS
Cash and Cash Equivalents                            $   101,568     $    98,316     $    73,884     $    87,491
Receivables -
   Residential Mortgage Loans                          1,329,880       1,191,450              --              --
   Other                                                 433,936         390,891         381,662         337,558
   Affiliates                                                 --              --              --              --
Inventories                                            1,204,073       1,064,554       1,204,073       1,064,554
Investments -
   Centex Development Company                             55,145          34,526          55,145          34,526
   Joint Ventures and Other                               32,647           7,558          32,647           7,558
   Unconsolidated Subsidiaries                                --              --         140,459         146,592
Property and Equipment, net                              286,146         295,992         265,303         276,008
Other Assets -
   Deferred Income Taxes                                 129,496         147,607         124,398         144,090
   Goodwill, net                                         211,970         133,847         193,266         123,709
   Mortgage Securitization Residual Interest              31,113          14,747              --              --
   Deferred Charges and Other                             38,919          36,731          24,506          23,730
                                                     -----------     -----------     -----------     -----------
                                                     $ 3,854,893     $ 3,416,219     $ 2,495,343     $ 2,245,816
                                                     ===========     ===========     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities             $   854,192     $   799,154     $   760,433     $   711,564
Short-term Debt                                        1,527,772       1,152,873         267,446          73,823
Long-term Debt                                           208,431         237,715         208,431         237,715
Minority Stockholders' Interest                          151,201         152,468         145,736         148,705
Negative Goodwill                                         78,837          82,837          78,837          82,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000                      --              --              --              --
      Shares, None Issued
   Common Stock $.25 Par Value; Authorized                14,893          14,883          14,893          14,883
      100,000,000 Shares; Issued and Outstanding
      59,572,363 and 59,531,758 respectively
   Capital in Excess of Par Value                         34,259          36,761          34,259          36,761
   Retained Earnings                                     985,308         939,528         985,308         939,528
                                                     -----------     -----------     -----------     -----------
Total Stockholders' Equity                             1,034,460         991,172       1,034,460         991,172
                                                     -----------     -----------     -----------     -----------
                                                     $ 3,854,893     $ 3,416,219     $ 2,495,343     $ 2,245,816
                                                     ===========     ===========     ===========     ===========
                                                          Financial Services
                                                     ----------------------------
                                                       June 30,        March 31,
                                                        1998*           1998**
                                                     -----------      -----------
ASSETS
Cash and Cash Equivalents                            $    27,684      $    10,825
Receivables -
   Residential Mortgage Loans                          1,329,880        1,191,450
   Other                                                  52,274           53,333
   Affiliates                                            (47,556)         (58,299)
Inventories                                                   --               --
Investments -
   Centex Development Company                                 --               --
   Joint Ventures and Other                                   --               --
   Unconsolidated Subsidiaries                                --               --
Property and Equipment, net                               20,843           19,984
Other Assets -
   Deferred Income Taxes                                   5,098            3,517
   Goodwill, net                                          18,704           10,138
   Mortgage Securitization Residual Interest              31,113           14,747
   Deferred Charges and Other                             14,413           13,001
                                                     -----------      -----------
                                                     $ 1,452,453      $ 1,258,696
                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities             $    93,759      $    87,590
Short-term Debt                                        1,260,326        1,079,050
Long-term Debt                                                --               --
Minority Stockholders' Interest                            5,465            3,763
Negative Goodwill                                             --               --
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000                      --               --
      Shares, None Issued
   Common Stock $.25 Par Value; Authorized                     1                1
      100,000,000 Shares; Issued and Outstanding
      59,572,363 and 59,531,758 respectively
   Capital in Excess of Par Value                         74,944           74,944
   Retained Earnings                                      17,958           13,348
                                                     -----------      -----------
Total Stockholders' Equity                                92,903           88,293
                                                     -----------      -----------
                                                     $ 1,452,453      $ 1,258,696
                                                     ===========      ===========


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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                             For the Three Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                 1998           1997
                                                              ---------      ---------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                               $  48,161      $  27,010
   Adjustments -
      Depreciation, Depletion and Amortization                    9,096          5,633
      Deferred Income Taxes                                      17,970          8,574
      Equity in Loss (Earnings) of CDC and Joint Ventures           555           (666)
      Minority Interest                                          12,408         11,513
   Increase in Receivables                                      (43,045)        (4,589)
   Increase in Residential Mortgage Loans                      (138,430)       (49,960)
   Increase in Inventories                                     (139,519)       (84,540)
   Increase (Decrease) in Payables and Accruals                  55,038        (58,682)
   Increase in Other Assets                                     (99,486)       (14,128)
   Other, net                                                   (13,675)       (19,097)
                                                              ---------      ---------
                                                               (290,927)      (178,932)
                                                              ---------      ---------
CASH FLOWS - INVESTING ACTIVITIES
   (Increase) Decrease in Investments                           (46,263)           815
   Property and Equipment Additions, net                           (300)       (12,254)
                                                              ---------      ---------
                                                                (46,563)       (11,439)
                                                              ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES
   Increase in Debt
      Secured by Residential Mortgage Loans                     181,276         80,337
      Other                                                     164,339        116,761
   Retirement of Common Stock                                    (3,544)            --
   Proceeds from Stock Option Exercises                           1,052          5,614
   Dividends Paid                                                (2,381)        (1,459)
                                                              ---------      ---------
                                                                340,742        201,253
                                                              ---------      ---------

NET INCREASE IN CASH                                              3,252         10,882

CASH AT BEGINNING OF PERIOD                                      98,316         31,320
                                                              ---------      ---------

CASH AT END OF PERIOD                                         $ 101,568      $  42,202
                                                              =========      =========

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                   (unaudited)

(A) A summary of changes in stockholders' equity is presented below:

                                                               Capital in
                                  Preferred     Common          Excess of        Retained
                                    Stock        Stock          Par Value        Earnings          Total
                                   ------     -----------      -----------      -----------      -----------
                                                          (dollars in thousands)
Balance, March 31, 1998            $   --     $    14,883      $    36,761      $   939,528      $   991,172
  Net Earnings                         --              --               --           48,161           48,161
  Exercise of Stock Options            --              53              999               --            1,052
  Retirement of 173,100 Shares         --             (43)          (3,501)              --           (3,544)
  Cash Dividends                       --              --               --           (2,381)          (2,381)
                                   ------     -----------      -----------      -----------      -----------
BALANCE, JUNE 30, 1998             $   --     $    14,893      $    34,259      $   985,308      $ 1,034,460
                                   ======     ===========      ===========      ===========      ===========



(B) On November 30, 1987 the Company distributed to a nominee, all of the issued and outstanding shares of common stock of 3333 Holding Corporation and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L. P. ("CDC"). A wholly-owned subsidiary of 3333 Holding Corporation serves as general partner of Centex Development Company, L. P. These securities are held by the nominee on behalf of Centex stockholders, and will trade in tandem with the common stock of Centex, until such time as they are detached. Supplementary condensed combined financial statements for Centex, 3333 Holding Corporation and Subsidiary and Centex Development Company, L. P. are as follows:

           CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L. P.
                 SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                   June 30,      March 31,
                                                     1998         1998 *
                                                 ----------     ----------
ASSETS
   Cash and Cash Equivalents                     $  102,446     $   98,576
   Receivables                                    1,770,890      1,588,247
   Inventories                                    1,274,797      1,107,941
   Investments in Joint Ventures and Other           32,813         10,598
   Property and Equipment, net                      286,273        296,080
   Other Assets                                     412,218        333,044
                                                 ----------     ----------

                                                 $3,879,437     $3,434,486
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities      $  863,236     $  802,547
   Short-term Debt                                1,542,372      1,166,694
   Long-term Debt                                   208,431        237,715
   Minority Stockholders' Interest                  151,201        152,468
   Negative Goodwill                                 78,837         82,837
   Stockholders' Equity                           1,035,360        992,225
                                                 ----------     ----------

                                                 $3,879,437     $3,434,486
                                                 ==========     ==========
*Condensed from audited financial statements

            SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                            (dollars in thousands)

                                 For the Three Months Ended
                                           June 30,
                                 --------------------------
                                     1998           1997
                                 ----------     ----------

Revenues                         $1,115,033     $  864,183
Costs and Expenses                1,038,464        821,672
                                 ----------     ----------
Earnings Before Income Taxes         76,569         42,511
Income Taxes                         28,561         15,409
                                 ----------     ----------

NET EARNINGS                     $   48,008     $   27,102
                                 ==========     ==========

(C) In order to assure the future availability of land for homebuilding, the Company has made deposits totaling approximately $36 million as of June 30, 1998 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $805 million. These options and commitments expire at various dates to the year 2003. The Company has also committed to purchase land and developed lots totaling approximately $7 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $4 million.

(D) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.


                                                   Three Months Ended
                                              ----------------------------
                                                6/30/98          6/30/97
                                              ------------     -----------
              Total Interest Incurred         $    27,778      $   17,004
              Less - Financial Services           (19,585)         (9,198)
                                              ------------     -----------
              Interest Expense                $     8,193      $    7,806
                                              ============     ===========

(E) During April 1994, Centex Construction Products, Inc. ("CXP") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP". Centex's ownership interest in CXP was 56.4% as of June 30, 1998.

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

(G) During March 1997, Centex Real Estate Corporation acquired approximately 80% of Cavco Industries, Inc.'s ("Cavco") outstanding common stock for a total of $74.3 million. Goodwill of $68.7 million was recorded in connection with the acquisition (approximately $53.6 million relates to the 80% acquired by Centex) and is being amortized to earnings over 30 years.

       Cavco's operations are being reported through the "Manufactured Homes" segment within the Home Building line of business.

(H) In December 1997, Centex adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." All per share data has been restated to conform to the provisions of this Statement. Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share, computed similarly to fully diluted earnings per share, is computed based upon basic plus the dilution of the stock options and the convertible debenture.

       Options to purchase approximately two million shares of common stock at approximately $38.50 per share (expiring in April 2008) were outstanding during the quarter ended and as of June 30, 1998 but were not included in the computation of diluted EPS because they were anti-dilutive.

(I) Effective April 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. There are no items that the Company is required to recognize as components of comprehensive income.

(J) Statement of Financial Accounting Standards No. 131, issued in June 1997, changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Although this Statement will be effective for the Company's 1999 annual financial statements, the Company does not expect a significant effect on the presentation of its financials.

                               CENTEX CORPORATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION

       Centex's consolidated revenues for the quarter were $1.1 billion, a 29% increase over $861.4 million for the same quarter last year. Earnings before income taxes were $76.7 million, 81% higher than $42.4 million last year. Net earnings were $48.2 million and diluted earnings per share were $.78 for this quarter compared to $27.0 million and $.45, respectively, for the same quarter last year.

HOME BUILDING

       Conventional Homes

       The following summarizes Conventional Homes' results for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 (dollars in millions, except per unit data):


                                                         Quarter Ended                   Quarter Ended
                                                            6/30/98                         6/30/97
                                                  ---------------------------     ---------------------------
Conventional Homes Revenues                       $    561.2          100.0%      $     460.8         100.0%
Cost of Sales                                         (440.3)         (78.5%)          (369.1)        (80.1%)
Selling, General & Administrative                      (80.2)         (14.3%)           (64.2)        (13.9%)
                                                  -----------   -------------     ------------  -------------
Operating Earnings                                $     40.7            7.2%      $      27.5           6.0%
                                                  ===========   =============     ============  =============
Units Closed                                           2,982                            2,566
     % Change                                           16.2%                           (17.1%)
Unit Sales Price                                  $  184,363                      $   177,469
     % Change                                            3.9%                             6.0%
Operating Earnings per Unit                       $  113,638                      $    10,701
     % Change                                           27.4%                            13.9%

        Home sales (orders) were 3,589 for the quarter this year, compared to 3,099 units for the same quarter a year ago. The backlog of homes sold but not closed at June 30, 1998 was 6,058 units, including 511 units related to the newly acquired Wayne Homes operation, 25% higher than 4,841 units at June 30, 1997. Centex is currently operating slightly fewer neighborhoods than it did a year ago.

Manufactured Homes

       The following summarizes Manufactured Homes' results for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 (dollars in millions):


                                                                     Quarter Ended                 Quarter Ended
                                                                        6/30/98                       6/30/97
                                                                -----------------------       ------------------------
Manufactured Homes Revenues                                     $   42.4        100.0%        $    31.9        100.0%
Cost of Sales                                                      (33.4)       (78.8%)           (26.4)       (82.6%)
Selling, General & Administrative                                   (5.4)       (12.7%)            (2.7)        (8.7%)
                                                                ---------     ---------       ----------     ---------
Earnings Before Goodwill and Minority Interest                       3.6          8.5%              2.8          8.7%
                                                                              =========                      =========
   Goodwill Amortization                                             (.9)                           (.6)
   Minority Interest                                                 (.5)                           (.5)
                                                                ---------                     ----------
Operating Earnings                                              $    2.2                    $       1.7
                                                                =========                     ==========
Units Produced                                                     1,566                          1,218
                                                                =========                     ==========
Retail Unit Sales, Including 183 Cavco-Produced
  Units in the 1998 Period                                           228                              -
                                                                =========                     ==========

INVESTMENT REAL ESTATE

       For the quarter ended June 30, 1998, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $7.4 million, 9% lower than $8.1 million last year.

FINANCIAL SERVICES

       The following summarizes Financial Services' results for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 (dollars in millions):

                                                                   Quarter Ended   Quarter Ended
                                                                      6/30/98        6/30/97
                                                                   -------------   -------------

Revenues                                                              $ 100.1        $  47.2
                                                                      -------        -------
Operating Earnings                                                    $  23.7        $   5.2
                                                                      -------        -------
Origination Volume                                                    $ 2,597        $ 1,432
                                                                      -------        -------
       % Change                                                            81%             2%

Number of Loans Originated
   CTX Mortgage Company ("CTX") -
     Centex-built Homes ("Builder")                                     2,081          1,772
     Non-Centex-built Homes ("Retail")                                 16,242          9,480
                                                                      -------        -------
                                                                       18,323         11,252
   Centex Home Equity Corporation ("CHEC")                              3,516          1,176
   Centex Finance Company                                                 143             --
                                                                      -------        -------
                                                                       21,982         12,428
                                                                      =======        =======
       % Change                                                            77%             3%

       CTX's Builder applications for the quarter of 2,542 increased 6% over last year while Retail applications rose 64% to 16,649. CTX's profit per loan of $1,159 for this year's quarter was a 135% improvement over the per loan profit of $493 for last year's quarter as a result of increased originations and the centralization of certain back-office functions.

       CHEC generated 13,088 sub-prime loan applications for the quarter, an increase of 358% compared to the same quarter a year ago. CHEC's profit per loan was $834 for this year's quarter compared to a loss last year at this time.

       The recently opened manufactured-home finance unit, Centex Finance Company, originated 143 loans during the quarter and had net start-up costs of approximately $500,000.

CONSTRUCTION PRODUCTS

       Revenues from CXP were $79.8 million for the quarter this year, 2% higher than last year. CXP's operating earnings, net of minority interest, were $15.0 million for the quarter this year, 23% higher than last year's earnings.

       CXP's record operating earnings resulted from improved results in each of its businesses. Pricing improved for every product, and sales volumes were higher for Gypsum Wallboard and Concrete. Cement sales volume declined 7% due to wet-weather delays in some markets, but this volume should be recouped over the next two quarters.

CONTRACTING AND CONSTRUCTION SERVICES

       The following summarizes Contracting and Construction Services' results for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 (dollars in millions):


                                              Quarter Ended   Quarter Ended
                                                  6/30/98        6/30/97
                                              -------------   -------------

Revenues                                         $  322.1       $  236.7
                                                 --------       --------
Operating Earnings                               $    3.5       $    1.0
                                                 --------       --------
New Contracts Received                           $    391       $    188
                                                 --------       --------
Backlog of Uncompleted Contracts                 $  1,228       $  1,066
                                                 --------       --------

       The Harrah's New Orleans Casino contract was suspended on November 22, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex Landis Construction Co., Inc. ("Centex Landis") and its subcontractors filed claims against the partnership for completed but unpaid work. Centex Landis also filed a lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership, to recover its claims. In late November 1996, Centex Landis and Harrah's reached a settlement which is conditioned upon Harrah's plan of reorganization becoming effective. It appears that the plan will become effective in the fall of 1998, at which time Harrah's would pay $34 million in settlement of the claims of Centex Landis and its subcontractors. Upon payment of such sum, Centex Landis would resume construction of the casino.

       In October 1992, Martin County sued one of the Company's general contracting subsidiaries, Centex-Rooney Construction Co., Inc. ("Rooney"), alleging defects in the design and construction of the Martin County Courthouse in Stuart, Florida. Rooney was construction manager of the project. In July 1996, a judgment of $14.2 million was returned against Rooney, and in April 1997, Martin County also obtained a judgment of $3.2 million in attorney's fees and costs. Both judgments, together with interest, currently approach $20 million. Recently, the 4th District Court of Appeals affirmed the $14.2 million judgment and Rooney is now preparing a motion for re-hearing and an appeal to the Supreme Court of Florida. Rooney's appeal of the $3.2 million award is still pending. At this time, Rooney is prosecuting claims and lawsuits against subcontractors, their insurance carriers and Rooney's own insurance carriers for recovery of the judgments. One of Rooney's carriers has agreed to pay approximately $3.5 million. While there is no assurance that Rooney's appeal will be successful or that it will recover from such subcontractors or other insurance carriers, management believes that Rooney will be able to recover substantially all of both judgments. In any case, these judgments would not have a material impact on the financial condition of the Company.

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

STOCK REPURCHASES

       Since April 1998, the Company has repurchased 173,100 shares of common stock under its stock-option-related repurchase program. The Company will continue to repurchase shares under this program.

FINANCIAL CONDITION AND LIQUIDITY

       Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $1 billion of committed and $800 million of uncommitted credit facilities to finance mortgages which are held during the period they are being securitized and readied for delivery against forward sale commitments. Centex Home Equity Corporation has its own $300 million credit facility to finance sub-prime mortgages held until securitization.

       The $345.6 million increase in debt was primarily used to fund the increase in both residential mortgage loans and inventories. The increase in residential mortgage loans is primarily due to an increase in mortgage refinancing activity which is attributed to continuing favorable mortgage interest rates.

       The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

       Favorable interest rates and the strong national economy in recent months have positively affected the Company's businesses. If interest rates and general economic conditions remain at or near current levels, Centex's Home Building and Financial Services results could surpass fiscal 1998's performance levels. Centex's other businesses also should continue to report improved results, including CXP which is anticipated to have its fifth consecutive year of improved earnings.

FORWARD-LOOKING STATEMENTS

       The information contained in this Report includes forward-looking statements involving a number of risks and uncertainties. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. In addition to the factors discussed elsewhere in this document, other determinants that could cause actual results to differ include increases in short- and/or long-term interest rates or a change in the relationship between short- and long-term interest rates; business conditions; growth in the home building, investment real estate, financial services, construction products and contracting and construction services industries in the local markets which the Company through its subsidiaries conducts business and in the economy in general: competitive factors, governmental regulation and the cost and availability of raw materials. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development Company, L.P., and in the Annual Report on Form 10-K for Centex Construction Products, Inc., for the fiscal year ended March 31, 1998. Both reports are filed with the Securities and Exchange Commission.

                               CENTEX CORPORATION

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       Exhibit 27.1 - Financial Data Schedule

                  (b)  Reports on Form 8-K

                       The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.



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




                                                      CENTEX CORPORATION
                                                ------------------------------
                                                          Registrant


August 12, 1998                                       /s/ David W. Quinn
                                                ------------------------------
                                                        David W. Quinn
                                                       Vice Chairman and
                                                    Chief Financial Officer
                                                 (principal financial officer)


August 12, 1998                                       /s/ Barry G. Wilson
                                                ------------------------------
                                                        Barry G. Wilson
                                                          Controller
                                                  (chief accounting officer)

                      [This page intentionally left blank.]

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

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                   CONDENSED COMBINING STATEMENT OF OPERATIONS
               (dollars in thousands, except per unit/share data)
                                   (unaudited)


                                                                     For the Three Months Ended June 30,
                                        -----------------------------------------------------------------------------------------
                                                          1998                                              1997
                                        ------------------------------------------        ---------------------------------------
                                                                      3333 HOLDING                                   3333 HOLDING
                                                       CENTEX          CORPORATION                      CENTEX       CORPORATION
                                                     DEVELOPMENT          AND                         DEVELOPMENT        AND
                                        COMBINED    COMPANY, L.P.      SUBSIDIARY         COMBINED   COMPANY, L.P.    SUBSIDIARY
                                        --------    ------------      ------------        --------   -------------   ------------
Revenues                                $  6,308      $  6,076          $    476          $  3,741     $  3,623        $    412

Costs and Expenses                         6,654         6,269               629             2,950        2,924             320
                                        --------      --------          --------          --------     --------        --------

Earnings (Loss) Before Income Taxes         (346)         (193)             (153)              791          699              92

Income Taxes                                  --            --                --                --           --              --
                                        --------      --------          --------          --------     --------        --------

NET EARNINGS (LOSS)                     $   (346)     $   (193)         $   (153)         $    791     $    699        $     92
                                        ========      ========          ========          ========     ========        ========

NET EARNINGS (LOSS) PER UNIT/SHARE                    $  (3.93)         $   (153)                      $  21.67        $     92
                                                      ========          ========                       ========        ========
WEIGHTED-AVERAGE UNITS/
      SHARES OUTSTANDING                                49,119             1,000                         32,260           1,000


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)

                                                                 June 30, 1998*                           March 31, 1998**
                                                     -------------------------------------    --------------------------------------
                                                                              3333 HOLDING                              3333 HOLDING
                                                                  CENTEX      CORPORATION                 CENTEX        CORPORATION
                                                                DEVELOPMENT        AND                   DEVELOPMENT         AND
                                                     COMBINED  COMPANY, L.P.   SUBSIDIARY    COMBINED   COMPANY, L.P.    SUBSIDIARY
                                                     --------  -------------  -----------    --------   -------------   ------------
ASSETS
   Cash                                              $    878     $    878     $     --     $    260     $    259       $      1
   Accounts Receivable                                  1,855        2,793          725          976        8,552            761
   Notes Receivable -
      Centex Corporation and Subsidiaries                  --           --           --        7,700           --          7,700
      Other                                             5,335        5,335           --        5,110        5,110             --
   Investment in Affiliate                                 --           --        1,047           --           --            849
   Investment in Real Estate Joint Ventures               166          666          523        3,040        2,478            562
   Commercial Properties, net                           1,936        1,936           --        1,946        1,946             --
   Projects Under Development and
      Held for Sale                                    67,901       66,269          609       41,265       40,815            450
   Property and Equipment, net                            127           25          102           88           --             88
   Other Assets                                           720          612          108          112          100             12
                                                     --------     --------     --------     --------     --------       --------

                                                     $ 78,918     $ 78,514     $  3,114     $ 60,497     $ 59,260       $ 10,423
                                                     ========     ========     ========     ========     ========       ========

LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and Accrued
     Liabilities                                     $  9,044     $  9,584     $  1,403     $  4,341     $  4,370       $  8,390
   Notes Payable -
     Centex Corporation and Subsidiaries                1,311           --        1,311        1,480           --          1,480
     Bank Development Facilities                       14,600       14,600           --       13,821       13,821             --
                                                     --------     --------     --------     --------     --------       --------
      Total Liabilities                                24,955       24,184        2,714       19,642       18,191          9,870

Stockholders' Equity and
         Partners' Capital                             53,963       54,330          400       40,855       41,069            553
                                                     --------     --------     --------     --------     --------       --------

                                                     $ 78,918     $ 78,514     $  3,114     $ 60,497     $ 59,260       $ 10,423
                                                     ========     ========     ========     ========     ========       ========

*  Unaudited
** Condensed from audited financial statements.
See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                        For the Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                  1998                                        1997
                                                 --------------------------------------    ----------------------------------------
                                                                           3333 HOLDING                                3333 HOLDING
                                                               CENTEX       CORPORATION                   CENTEX       CORPORATION
                                                             DEVELOPMENT        AND                     DEVELOPMENT        AND
                                                 COMBINED   COMPANY, L.P.   SUBSIDIARY     COMBINED    COMPANY, L.P.    SUBSIDIARY
                                                 --------   -------------  ------------    --------    -------------   ------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings (Loss)                           $   (346)     $   (193)     $   (153)     $    791      $    699      $     92
   Net Change in Payables, Accruals
     and Receivables                                3,824        10,973        (6,951)          333           739          (406)
   (Increase) Decrease in Notes Receivable           (225)         (225)           --           665           665            --
   Decrease in Advances to Joint Venture            2,874         1,812            39            19            19            --
   Increase in Investment in Affiliates                --            --          (198)           --            --            --
   (Increase) Decrease in Projects Under
     Development and Held for Sale                (26,636)      (25,454)         (159)        2,195         2,195            --
   Decrease in Commercial Properties, net              10            10            --            --            --            --
   Property and Equipment Additions, net              (39)          (25)          (14)           --            --            --
   Increase in Other Assets                          (608)         (512)          (96)         (110)         (110)           --
                                                 --------      --------      --------      --------      --------      --------
                                                  (21,146)      (13,614)       (7,532)        3,893         4,207          (314)
                                                 --------      --------      --------      --------      --------      --------

CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Notes Payable -
     Centex Corporation and Subsidiaries             (169)           --          (169)          315            --           315
     Other                                            779           779            --          (555)         (555)           --
   Decrease in Notes Receivable -
     Centex Corporation and Subsidiaries            7,700            --         7,700            --            --            --
   Capital Contributions                           13,454        13,454            --            --            --            --
   Capital Distributions                               --            --            --        (3,000)       (3,000)           --
                                                 --------      --------      --------      --------      --------      --------
                                                   21,764        14,233         7,531        (3,240)       (3,555)          315
                                                 --------      --------      --------      --------      --------      --------

NET INCREASE (DECREASE) IN CASH                       618           619            (1)          653           652             1

CASH AT BEGINNING OF YEAR                             260           259             1           630           625             5
                                                 --------      --------      --------      --------      --------      --------

CASH AT END OF PERIOD                            $    878      $    878      $     --      $  1,283      $  1,277      $      6
                                                 ========      ========      ========      ========      ========      ========

See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)


(A) On November 30, 1987, Centex Corporation ("Centex") distributed to a nominee all of the issued and outstanding shares of common stock of 3333 Holding Corporation ("Holding") and warrants to purchase approximately 80% of the Class B units of limited partnership interest in Centex Development Company, L.P. ("CDC" or the "Partnership"). 3333 Development Corporation ("Development"), a wholly-owned subsidiary of Holding, serves as the general partner of the Partnership. These securities are held by the nominee on behalf of Centex stockholders and will trade in tandem with the common stock of Centex until such time as they are detached.

         See Note (B) to the condensed consolidated financial statements of Centex Corporation and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex Corporation and Subsidiaries, Holding and Subsidiary and the Partnership.

(B) Holding entered into a services agreement in May 1987 with Centex Service Company ("CSC"), a wholly-owned subsidiary of Centex, whereby CSC provides certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. During the June 1998 quarter, the service agreement was amended to also include certain real estate development and management services and the related fee was increased to $30,000 per month.

         In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7.7 million from Centex pursuant to a secured promissory note (the "Holding Note"). On May 29, 1998, the outstanding principal balance on the Holding Note was repaid. The Holding Note, which had a fluctuating balance during April and May 1998, bore interest, payable quarterly, at the prime rate of interest of NationsBank plus 1%. Interest expense on the Holding Note during the June 1998 quarter totaled $62,000.

         In 1987, Development loaned $7.7 million to a wholly-owned subsidiary of Centex pursuant to an unsecured promissory note and related loan agreement. The note bore interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8%. On May 29, 1998, the outstanding principal balance on the note was repaid. Interest income on the note totaled $116,000 for the quarter ended June 30, 1998.

         CDC sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $1.9 million and $594,000 for the three months ended June 30, 1998 and 1997, respectively. Additionally, during the three months ended June 30, 1997, the Partnership sold property located in Carrollton, Texas to Centex Homes for $2.9 million.

         During fiscal year 1998, Centex Multi-Family Company, L.P., ("Multi-Family"), a subsidiary of CDC, executed a construction contract with one of Centex's construction subsidiaries in the amount of $13.2 million for the construction of a 304-unit apartment project north of Dallas in The Colony, Texas.

         In April 1998, CDC acquired a 49% equity interest in an entity which purchased real estate assets from a Centex subsidiary for $3.1 million.

(C) During fiscal year 1998, the partnership agreement governing CDC was amended to allow for the issuance of a new class of limited partnership units, Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets contributed by a limited partner, or by an individual or entity who is to be admitted as a limited partner. During the June 1998 quarter, Centex Homes, CDC's sole limited partner, contributed assets valued at $13.5 million in exchange for 13,454 Class C Units.

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):



                                                     For the Three Months Ended June 30, 1998
                               ----------------------------------------------------------------------------------------
                                                                                      3333 Holding Corporation
                                           Centex Development Company, L.P.                 and Subsidiary
                                       ----------------------------------------     -----------------------------------
                                             Class B      General      Limited                 Capital In
                                              Units      Partners'    Partners'      Stock      Excess of     Retained
                              COMBINED      Warrants      Capital      Capital      Warrants    Par Value     Earnings
                              --------      --------     --------     --------      --------   ----------     --------
Balance at March 31, 1998     $ 40,855      $    500     $    767     $ 39,802      $      1     $    800     $   (248)
Capital Contributions           13,454            --           --       13,454            --           --           --
Net Earnings                      (346)           --           --         (193)           --           --         (153)
                              --------      --------     --------     --------      --------     --------     --------
BALANCE AT JUNE 30, 1998      $ 53,963      $    500     $    767     $ 53,063      $      1     $    800     $   (401)
                              ========      ========     ========     ========      ========     ========     ========



         The Partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals. No preference payments were made during the quarter. Preference payments in arrears at June 30, 1998 for Class A and Class C limited partners amounted to $4.9 million and $378,000, respectively, and Unrecovered Capital for Class A and Class C limited partners aggregated approximately $54 million.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

       On a combined basis, revenues for the quarter ended June 30, 1998 totaled $6.3 million versus $3.7 million for the same period of the prior year. The increase in revenues is largely attributable to $2.1 million in revenues generated from the sale of homes in New Jersey. Real estate sales during the June 1998 quarter also included industrial land in Ventura County, California, commercial land in The Colony, Texas and residential land in Naples, Florida and in Allen, Texas. Revenues for the quarter ended June 30, 1997 consisted primarily of the sale of commercial property located in Carrollton, Texas, including one office and five warehouse buildings, and residential land in East Windsor, New Jersey.

       The Companies had a combined net loss for the quarter ended June 30, 1998 of $346,000 compared to combined net earnings of $791,000 for the same period in the prior year. The decreased earnings in the current period were primarily a result of increased general and administrative costs associated with the Companies expanded commercial and multi-family development efforts and lower margins on the sale of real estate. Margins on real estate sales in the June 1998 quarter were 2.8% versus 24.8% in the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

       During the June 30, 1998 quarter, 13,454 Class C Preferred Partnership Units were issued in exchange for assets valued at $13.5 million. The revenues, earnings and liquidity of the Companies for the next 12 to 18 months will be largely dependent on future real estate and home sales, the timing of which are uncertain. Commercial development operations have recently been initiated and are not anticipated to provide a significant source of earnings or liquidity for approximately 18 months.

       The Companies believe that they will be able to provide or obtain the necessary funding for their current operations and future expansion needs. The ability of the partnership to obtain external debt or equity capital is subject to the partnership agreement (as amended) governing the Partnership.

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a)   Exhibits

                        Exhibit 27.2 - Financial Data Schedule
                        Exhibit 27.3 - Financial Data Schedule

                  (b)   Reports on Form 8-K

                        The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           3333 HOLDING CORPORATION
                                     ------------------------------------------
                                                  Registrant


August 12, 1998                              /s/ Richard C. Decker
                                     ------------------------------------------
                                               Richard C. Decker
                                     President and Chief Executive Officer
                                         (principal executive officer)


August 12, 1998                             /s/ Kimberly A. Pinson
                                     ------------------------------------------
                                              Kimberly A. Pinson
                                   Vice President, Treasurer and Controller
                                         (principal financial officer
                                       and principal accounting officer)

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    CENTEX DEVELOPMENT COMPANY, L.P.
                                -----------------------------------------
                                               Registrant
                                    By: 3333 Development Corporation,
                                             General Partner


August 12, 1998                           /s/ Richard C. Decker
                                -----------------------------------------
                                            Richard C. Decker
                                  President and Chief Executive Officer
                                      (principal executive officer)


August 12, 1998                          /s/ Kimberly A. Pinson
                                -----------------------------------------
                                           Kimberly A. Pinson
                                Vice President, Treasurer and Controller
                                      (principal financial officer
                                    and principal accounting officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     -----------
Exhibit 27.1    Financial Data Schedule -- Centex Corporation
Exhibit 27.2    Financial Data Schedule -- 3333 Holding Corporation
Exhibit 27.3    Financial Data Schedule -- Centex Development Company, L.P.