Form 10-Q
period 1998-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1998-11-16
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                               SEPTEMBER 30, 1998

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

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on October 30, 1998:

Centex Corporation                   Common Stock                                      59,409,879 shares
3333 Holding Corporation             Common Stock                                           1,000 shares
Centex Development Company, L.P.     Class A Units of Limited Partnership Interest         32,260 units
Centex Development Company, L.P.     Class C Units of Limited Partnership Interest         23,001 units

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                           FORM 10-Q TABLE OF CONTENTS


                               SEPTEMBER 30, 1998


                               CENTEX CORPORATION

                                                                                                  PAGE

PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Consolidated Financial Statements                                  1

                        Condensed Consolidated Statement of Earnings
                        for the Three Months Ended September 30, 1998                                2

                        Condensed Consolidated Statement of Earnings
                        for the Six Months Ended September 30, 1998                                  3

                        Condensed Consolidated Balance Sheets                                        4

                        Condensed Consolidated Statement of Cash Flows
                        for the Six Months Ended September 30, 1998                                  5

                        Notes to Condensed Consolidated Financial Statements                     6 - 9

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                  10 - 16

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                         17

            ITEM 6.     Exhibits and Reports on Form 8-K                                            17

SIGNATURES                                                                                          18

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                              PAGE
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Combining Financial Statements                                   19

                        Condensed Combining Statement of Operations
                        for the Three Months Ended September 30, 1998                              20

                        Condensed Combining Statement of Operations
                        for the Six Months Ended September 30, 1998                                21

                        Condensed Combining Balance Sheets                                         22

                        Condensed Combining Statement of Cash Flows
                        for the Six Months Ended September 30, 1998                                23

                        Notes to Condensed Combining Financial Statements                     24 - 25

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                                 26 - 27

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                        28

            ITEM 6.     Exhibits and Reports on Form 8-K                                           28

SIGNATURES                                                                                    29 - 30

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

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                               For the Three Months Ended
                                                      September 30,
                                             ------------------------------
                                                1998              1997
                                             ------------      ------------
REVENUES
   Home Building
        Conventional Homes                   $    648,988      $    586,839
        Manufactured Homes                         48,484            33,594
   Investment Real Estate                           4,019             5,331
   Financial Services                             107,766            57,294
   Construction Products                           91,776            83,412
   Contracting and Construction Services          342,049           225,276
                                             ------------      ------------

                                                1,243,082           991,746
                                             ------------      ------------
COSTS AND EXPENSES
   Home Building
        Conventional Homes                        596,782           545,330
        Manufactured Homes                         44,492            30,754
   Investment Real Estate                          (2,439)           (1,288)
   Financial Services                              84,002            49,731
   Construction Products                           56,808            55,707
   Contracting and Construction Services          337,810           224,085
   Other, net                                       2,455             1,571
   Corporate General and Administrative             6,760             4,904
   Interest Expense                                10,042             8,719
   Minority Interest                               16,004            13,538
                                             ------------      ------------

                                                1,152,716           933,051
                                             ------------      ------------

EARNINGS BEFORE INCOME TAXES                       90,366            58,695
   Income Taxes                                    33,803            22,304
                                             ------------      ------------

NET EARNINGS                                 $     56,563      $     36,391
                                             ============      ============

EARNINGS PER SHARE
   Basic                                     $       0.95      $       0.62
                                             ============      ============
   Diluted                                   $       0.91      $       0.59
                                             ============      ============

AVERAGE SHARES OUTSTANDING
   Basic                                       59,549,247        59,008,196
   Common Share Equivalents
        Options                                 2,082,015         1,838,434
        Convertible Debenture                     400,000           400,000
                                             ------------      ------------

   Diluted                                     62,031,262        61,246,630
                                             ============      ============

CASH DIVIDENDS PER SHARE                     $       0.04      $      0.035
                                             ============      ============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                For the Six Months Ended
                                                      September 30,
                                             ------------------------------
                                                 1998              1997
                                             ------------      ------------
REVENUES
   Home Building
        Conventional Homes                   $  1,210,182      $  1,047,685
        Manufactured Homes                         90,929            65,488
   Investment Real Estate                           8,913            12,111
   Financial Services                             207,899           104,537
   Construction Products                          171,622           161,366
   Contracting and Construction Services          664,143           461,934
                                             ------------      ------------

                                                2,353,688         1,853,121
                                             ------------      ------------
COSTS AND EXPENSES
   Home Building
        Conventional Homes                      1,117,308           978,716
        Manufactured Homes                         84,177            60,432
   Investment Real Estate                          (4,948)           (2,657)
   Financial Services                             160,423            91,769
   Construction Products                          109,693           110,255
   Contracting and Construction Services          656,428           459,732
   Other, net                                       4,761             2,920
   Corporate General and Administrative            12,111             9,264
   Interest Expense                                18,235            16,525
   Minority Interest                               28,412            25,051
                                             ------------      ------------

                                                2,186,600         1,752,007
                                             ------------      ------------

EARNINGS BEFORE INCOME TAXES                      167,088           101,114
   Income Taxes                                    62,364            37,713
                                             ------------      ------------

NET EARNINGS                                 $    104,724      $     63,401
                                             ============      ============

EARNINGS PER SHARE
   Basic                                     $       1.76      $       1.08
                                             ============      ============
   Diluted                                   $       1.69      $       1.05
                                             ============      ============

AVERAGE SHARES OUTSTANDING
   Basic                                       59,540,096        58,596,764
   Common Share Equivalents
         Options                                2,061,858         1,694,688
         Convertible Debenture                    400,000           400,000
                                             ------------      ------------

   Diluted                                     62,001,954        60,691,452
                                             ============      ============

CASH DIVIDENDS PER SHARE                     $       0.08      $       0.06
                                             ============      ============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   Centex Corporation and
                                                         Subsidiaries            Centex Corporation          Financial Services
                                                  -------------------------  --------------------------  --------------------------
                                                  September 30,  March 31,   September 30,   March 31,   September 30,   March 31,
                                                      1998*        1998**        1998*        1998**         1998*         1998**
                                                  ------------- -----------  -------------  -----------  -------------  -----------
ASSETS
Cash and Cash Equivalents                         $      94,151 $    98,316  $      70,334  $    87,491  $      23,817  $    10,825
Receivables -
   Residential Mortgage Loans                         1,289,794   1,191,450             --           --      1,289,794    1,191,450
   Other                                                480,818     390,891        417,337      337,558         63,481       53,333
   Affiliates                                                --          --             --           --        (31,753)     (58,299)
Inventories                                           1,301,618   1,064,554      1,301,618    1,064,554             --           --
Investments -
   Centex Development Company                            57,071      34,526         57,071       34,526             --           --
   Joint Ventures and Other                              35,341       7,558         35,341        7,558             --           --
   Unconsolidated Subsidiaries                               --          --        123,261      146,592             --           --
Property and Equipment, net                             293,141     295,992        270,663      276,008         22,478       19,984
Other Assets -
   Deferred Income Taxes                                109,643     147,607        102,825      144,090          6,818        3,517
   Goodwill, net                                        194,619     133,847        176,329      123,709         18,290       10,138
   Mortgage Securitization Residual Interest             46,203      14,747             --           --         46,203       14,747
   Deferred Charges and Other                            44,038      36,731         29,435       23,730         14,603       13,001
                                                  ------------- -----------  -------------  -----------  -------------  -----------
                                                  $   3,946,437 $ 3,416,219  $   2,584,214  $ 2,245,816  $   1,453,731  $ 1,258,696
                                                  ============= ===========  =============  ===========  =============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities          $     909,144 $   799,154  $     807,482  $   711,564  $     101,662  $    87,590
Short-term Debt                                       1,520,850   1,152,873        265,922       73,823      1,254,928    1,079,050
Long-term Debt                                          209,097     237,715        209,097      237,715             --           --
Minority Stockholders' Interest                         149,920     152,468        144,287      148,705          5,633        3,763
Negative Goodwill                                        74,837      82,837         74,837       82,837             --           --
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000                     --          --             --           --             --           --
      Shares, None Issued
   Common Stock $.25 Par Value; Authorized               14,878      14,883         14,878       14,883              1            1
      100,000,000 Shares; Issued and Outstanding
      59,512,305 and 59,531,758, respectively
   Capital in Excess of Par Value                        28,225      36,761         28,225       36,761         75,944        74,944
   Retained Earnings                                  1,039,486     939,528      1,039,486      939,528         15,563        13,348
                                                  ------------- -----------  -------------  -----------  -------------  ------------
Total Stockholders' Equity                            1,082,589     991,172      1,082,589      991,172         91,508        88,293
                                                  ------------- -----------  -------------  -----------  -------------  ------------
                                                  $   3,946,437 $ 3,416,219  $   2,584,214  $ 2,245,816  $   1,453,731  $  1,258,696
                                                  ============= ===========  =============  ===========  =============  ============

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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                              For the Six Months Ended
                                                                   September 30,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                               $ 104,724      $  63,401
   Adjustments -
      Depreciation, Depletion and Amortization                   19,778         11,800
      Deferred Income Taxes                                      35,508         24,651
      Equity in Loss (Earnings) of CDC and Joint Ventures           342           (915)
      Minority Interest                                          28,412         25,051
                                                              ---------      ---------
                                                                188,764        123,988

   Increase in Receivables                                      (89,927)        (6,206)
   Increase in Residential Mortgage Loans                       (98,344)       (99,705)
   Increase in Inventories                                     (237,064)       (92,232)
   Increase (Decrease) in Payables and Accruals                 109,990        (42,884)
   Increase in Other Assets                                    (103,341)       (19,727)
   Other, net                                                   (30,960)       (24,393)
                                                              ---------      ---------
                                                               (260,882)      (161,159)
                                                              ---------      ---------
CASH FLOWS - INVESTING ACTIVITIES
   (Increase) Decrease in Investments                           (50,670)         7,879
   Property and Equipment Additions, net                        (18,665)       (24,385)
                                                              ---------      ---------
                                                                (69,335)       (16,506)
                                                              ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES
   Increase in Debt -
      Secured by Residential Mortgage Loans                     175,878        119,831
      Other                                                     163,481         85,117
   Proceeds from Stock Option Exercises                           6,143         15,682
   Retirement of Common Stock                                   (14,684)            --
   Dividends Paid                                                (4,766)        (3,533)
                                                              ---------      ---------
                                                                326,052        217,097
                                                              ---------      ---------

NET (DECREASE) INCREASE IN CASH                                  (4,165)        39,432

CASH AT BEGINNING OF PERIOD                                      98,316         31,320
                                                              ---------      ---------

CASH AT END OF PERIOD                                         $  94,151      $  70,752
                                                              =========      =========

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

(A) A summary of changes in stockholders' equity is presented below:

                                                              Capital in
                                    Preferred      Common      Excess of    Retained
                                      Stock         Stock      Par Value    Earnings       Total
                                   -----------   -----------  -----------  -----------  -----------
                                                              (dollars in thousands)

Balance, March 31, 1998            $        --   $    14,883  $    36,761  $   939,528  $   991,172
  Net Earnings                              --            --           --      104,724      104,724
  Exercise of Stock Options                 --            97        6,046           --        6,143
  Retirement of 407,700 Shares              --          (102)     (14,582)          --      (14,684)
  Cash Dividends                            --            --           --       (4,766)      (4,766)
                                   -----------   -----------  -----------  -----------  -----------

BALANCE, SEPTEMBER 30, 1998        $        --   $    14,878  $    28,225  $ 1,039,486  $ 1,082,589
                                   ===========   ===========  ===========  ===========  ===========



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

           CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                 SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                               September 30,    March 31,
                                                   1998           1998 *
                                               -------------   ----------
ASSETS
   Cash and Cash Equivalents                    $   94,499     $   98,576
   Receivables                                   1,777,770      1,588,247
   Inventories                                   1,380,049      1,107,941
   Investments in Joint Ventures and Other          36,037         10,598
   Property and Equipment, net                     293,327        296,080
   Other Assets                                    395,498        333,044
                                                ----------     ----------

                                                $3,977,180     $3,434,486
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities     $  917,856     $  802,547
   Short-term Debt                               1,542,234      1,166,694
   Long-term Debt                                  209,097        237,715
   Minority Stockholders' Interest                 149,920        152,468
   Negative Goodwill                                74,837         82,837
   Stockholders' Equity                          1,083,236        992,225
                                                ----------     ----------

                                                $3,977,180     $3,434,486
                                                ==========     ==========

*Condensed from audited financial statements.

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                    For the Six Months Ended
                                           September 30,
                                    -------------------------
                                       1998           1997
                                    ----------     ----------

   Revenues                         $2,364,371     $1,855,818
   Costs and Expenses                2,197,689      1,754,624
                                    ----------     ----------
   Earnings Before Income Taxes        166,682        101,194
   Income Taxes                         62,364         37,713
                                    ----------     ----------

   NET EARNINGS                     $  104,318     $   63,481
                                    ==========     ==========

(C) In order to ensure the future availability of land for homebuilding, the Company has made deposits totaling approximately $33 million as of September 30, 1998 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $812 million. These options and commitments expire at various dates to the year 2003. The Company has also committed to purchase land and developed lots totaling approximately $9 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $4 million.

(D) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.


                                           For the Six Months Ended
                                                 September 30,
                                           ------------------------
                                              1998         1997
                                           -----------  -----------
               Total Interest Incurred     $    58,595  $    36,734
               Less - Financial Services       (40,360)     (20,209)
                                           -----------  -----------
               Interest Expense            $    18,235  $    16,525
                                           ===========  ===========

(E) During April 1994, Centex Construction Products, Inc. ("CXP") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP." Centex's ownership interest in CXP was 57.9% as of September 30, 1998.

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

(G) In December 1997, Centex adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All per share data have been restated to conform to the provisions of this Statement. Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share, computed similarly to fully diluted earnings per share, is computed based upon basic plus the dilution of the stock options and the convertible debenture.

       Options to purchase approximately two million shares of common stock at approximately $38.60 per share (expiring in April 2008) were outstanding during the six months ended September 30, 1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(H) Effective April 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. There are no items that the Company is required to recognize as components of comprehensive income.

(I) Statement of Financial Accounting Standards No. 131, issued in June 1997, changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues. Although this Statement will be effective for the Company's 1999 annual financial statements, the Company does not expect a significant effect on the presentation of its financials.

                               CENTEX CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

              Centex's consolidated revenues for the quarter were $1.24 billion, a 25% increase over $991.7 million for the same quarter last year. Earnings before income taxes were $90.4 million, 54% higher than $58.7 million last year. Net earnings were $56.6 million and diluted earnings per share were $.91 for this quarter compared to $36.4 million and $.59, respectively, for the same quarter last year.

              For the six months ended September 30, 1998, corporate revenues totaled $2.35 billion, 27% higher than $1.85 billion for the same period last year. Earnings before income taxes were $167.1 million, 65% higher than $101.1 million for the same period last year. Net earnings were $104.7 million and diluted earnings per share were $1.69 for the six months ended September 30, 1998 compared to $63.4 million and $1.05 for the six months ended September 30, 1997.

              Net earnings for both the quarter and the six months ended September 30, 1998 increased by a higher percentage than earnings per share due to more average shares outstanding in the fiscal 1999 periods.

HOME BUILDING

         Conventional Homes

              The following summarizes Conventional Homes' results for the quarter and fiscal year-to-date ended September 30, 1998 compared to the quarter and fiscal year-to-date ended September 30, 1997 (dollars in millions, except per unit data):


                                            Quarter Ended        Quarter Ended
                                               9/30/98              9/30/97
                                         ------------------   -------------------
    Conventional Homes Revenues          $   649.0    100.0%  $   586.9     100.0%
    Cost of Sales                           (506.5)   (78.0%)    (468.3)    (79.8%)
    Selling, General & Administrative        (90.3)   (14.0%)     (77.1)    (13.1%)
                                         ---------  -------   ---------   -------
    Operating Earnings                   $    52.2      8.0%  $    41.5       7.1%
                                         =========  =======   =========   =======

    Units Closed                             3,467                3,118
      % Change                                11.2%               (11.3%)
    Unit Sales Price                     $ 184,513            $ 185,649
      % Change                                (0.6%)                9.5%
    Operating Earnings per Unit          $  15,058            $  13,313
      % Change                                13.1%                22.9%

                                                   Fiscal                 Fiscal
                                                 Year-to-Date          Year-to-Date
                                                   9/30/98               9/30/97
                                            --------------------    ------------------
Conventional Homes Revenues                 $  1,210.2     100.0%   $ 1,047.7    100.0%
Cost of Sales                                   (945.4)    (78.1%)     (836.7)   (79.8%)
Selling, General & Administrative               (171.9)    (14.2%)     (142.0)   (13.6%)
                                            ----------  --------    ---------  -------
Operating Earnings                          $     92.9       7.7%   $    69.0      6.6%
                                            ==========  ========    =========  =======

Units Closed                                     6,449                  5,684
     % Change                                     13.0%                 (14.0%)
Unit Sales Price                            $  184,444              $ 181,956
     % Change                                      1.4%                   8.0%
Operating Earnings per Unit                 $   14,401              $  12,134
     % Change                                     18.7%                  19.4%

              Home sales (orders) were 3,617 for the quarter this year compared to 3,134 units for the same quarter a year ago. Home sales (orders) were 7,206 for the six months this year compared to last year's 6,233 units. The backlog of homes sold but not closed at September 30, 1998 was 6,204 units, including 462 units related to the newly acquired Wayne Homes operation, 28% higher than 4,857 units at September 30, 1997. Centex is currently operating slightly more neighborhoods than it did a year ago.

         Manufactured Homes

              The following summarizes Manufactured Homes' results for the quarter and fiscal year-to-date ended September 30, 1998 compared to the quarter and fiscal year-to-date ended September 30, 1997 (dollars in thousands):


                                                                         Quarter Ended         Quarter Ended
                                                                            9/30/98               9/30/97
                                                                      --------------------   ------------------
Manufactured Homes Revenues (Construction)                            $ 38,610       100.0%  $ 33,594      100.0%
Cost of Sales                                                          (30,240)      (78.3%)  (26,068)     (77.6%)
Selling, General & Administrative                                       (3,718)       (9.6%)   (4,113)     (12.2%)
                                                                      --------     -------   --------    -------
Earnings before Goodwill and Minority Interest (Construction)            4,652        12.1%     3,413       10.2%
                                                                                   =======               =======
Earnings before Goodwill and Minority Interest (Retail)                    122                     --
                                                                      --------               --------
Total Earnings Before Goodwill & Minority Interest                       4,774                  3,413
  Goodwill Amortization                                                   (782)                  (573)
  Minority Interest                                                       (863)                  (812)
                                                                      --------               --------
Operating Earnings                                                    $  3,129               $  2,028
                                                                      ========               ========

Units Produced                                                           1,479                  1,400
Units Sold - Retail                                                        221                     --
Less: Intersegment Sales                                                  (164)                    --
                                                                      --------               --------
Units Sold                                                               1,536                  1,400
                                                                      ========               ========

                                                                           Fiscal                Fiscal
                                                                         Year-To-Date          Year-To-Date
                                                                           9/30/98               9/30/97
                                                                      -------------------   -------------------
Manufactured Homes Revenues (Construction)                            $   72,028    100.0%  $  65,488     100.0%
Cost of Sales                                                            (56,645)   (78.7%)   (52,420)    (80.0%)
Selling, General & Administrative                                         (6,708)    (9.3%)    (6,866)    (10.5%)
                                                                      ----------  -------   ---------   -------
Earnings before Goodwill and Minority Interest (Construction)              8,675     12.0%      6,202       9.5%
                                                                                  =======               =======
Earnings before Goodwill and Minority Interest (Retail)                     (303)                  --
                                                                      ----------            ---------
Total Earnings Before Goodwill Minority Interest                           8,372                6,202
  Goodwill Amortization                                                   (1,620)              (1,146)
  Minority Interest                                                       (1,354)              (1,300)
                                                                      ----------            ---------
Operating Earnings                                                    $    5,398            $   3,756
                                                                      ==========            =========

Units Produced                                                             3,045                2,618
Units Sold - Retail                                                          449                   --
Less: Intersegment Sales                                                    (347)                  --
                                                                      ----------            ---------
Units Sold                                                                 3,147                2,618
                                                                      ==========            =========

INVESTMENT REAL ESTATE

              For the quarter ended September 30, 1998, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $6.5 million, 2% lower than $6.6 million for the same quarter a year ago.

              For the current six months, operating earnings from Investment Real Estate were $13.9 million, a 6% decrease from $14.8 million for the same period in fiscal 1998.

FINANCIAL SERVICES

              The following summarizes Financial Services' results for the quarter and fiscal year-to-date ended September 30, 1998 compared to the quarter and fiscal year-to-date ended September 30, 1997 (dollars in millions):

                                                                                  Fiscal         Fiscal
                                               Quarter Ended   Quarter Ended   Year-to-Date   Year-to-Date
                                                  9/30/98         9/30/97         9/30/98        9/30/97
                                               -------------   -------------   ------------   ------------
Revenues                                          $ 107.8        $    57.3       $ 207.9         $ 104.5
Operating Earnings                                $  23.8        $     7.6       $  47.5         $  12.8
Origination Volume                                $ 2,675        $   1,660       $ 5,272         $ 3,092
    % Change                                           61%              20%           71%             11%

Number of Loans Originated
    CTX Mortgage Company ("CTX") -
      Centex-built Homes ("Builder")                2,339            2,186         4,420           3,958
      Non-Centex-built Homes ("Retail")            16,091           10,352        32,333          19,832
                                                  -------        ---------       -------         -------
                                                   18,430           12,538        36,753          23,790
    Centex Home Equity Corporation ("CHEC")         3,793            1,644         7,309           2,820
    Centex Finance Company                            212               --           355              --
                                                  -------        ---------       -------         -------
                                                   22,435           14,182        44,417          26,610
                                                  =======        =========       =======         =======
    % Change                                           58%              18%           67%             10%

              CTX's Builder applications for the quarter of 2,701 increased 26% over last year while Retail applications rose 53% to 15,981. CTX's Builder applications of 5,243 for the six month period were 15% higher than a year ago. Retail applications increased 58% from 20,601 a year ago to 32,630 for the six months. The profit per loan of $1,124 for this year's quarter was a 41% increase over last year's per loan profit of $796. For the six month period, the profit per loan increased 75% to $1,141. This increase in profit per loan is a result of increased originations and the centralization of certain back-office functions.

              CHEC generated 18,599 sub-prime loan applications for the quarter, an increase of 222% compared to the same quarter a year ago. CHEC applications for the six months rose 267% to 31,687.

              The recently opened manufactured-home finance unit, Centex Finance Company, incurred net start-up costs of approximately $600,000 and $1.1 million for the quarter and six months ended September 30, 1998, respectively.

CONSTRUCTION PRODUCTS

              Revenues from CXP were $91.8 million for the quarter this year, 10% higher than last year. CXP's operating earnings, net of minority interest, were $19.8 million for the quarter this year, 32% higher than last year's earnings. CXP's revenues for the current six months were $171.6 million, 6% higher than last year. CXP's operating earnings, net of minority interest, were $34.9 million, a 28% improvement over results for the same period a year ago.

              CXP's record operating earnings resulted from improved results in each of its businesses. Pricing improved for every product, and sales volumes were higher for Gypsum Wallboard, Concrete and Aggregates for the six months. Cement sales volume declined 4% for the six month period due to wet-weather delays in some markets, but this volume should be recouped during the balance of the fiscal year.

CONTRACTING AND CONSTRUCTION SERVICES

              The following summarizes Contracting and Construction Services' results for the quarter and fiscal year-to-date ended September 30, 1998 compared to the quarter and fiscal year-to-date ended September 30, 1997 (dollars in millions):

                                                                            Fiscal        Fiscal
                                           Quarter Ended  Quarter Ended  Year-to-Date  Year-to-Date
                                              9/30/98        9/30/97        9/30/98      9/30/97
                                           -------------  -------------  ------------  ------------
    Revenues                                  $ 342.0        $ 225.3        $ 664.1      $ 461.9
    Operating Earnings                        $   4.2        $   1.2        $   7.7      $   2.2
    New Contracts Received                    $   333        $   303        $   724      $   491
    Backlog of Uncompleted Contracts          $ 1,219        $ 1,143        $ 1,219      $ 1,143

              The Harrah's New Orleans Casino contract was suspended on November 22, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex Landis Construction Co., Inc. ("Landis") and its subcontractors filed claims against the partnership for completed but unpaid work. Landis also filed a lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership, to recover its claims. In late November 1996, Landis and Harrah's reached a settlement conditioned upon Harrah's plan of reorganization becoming effective. Harrah's plan became effective on October 30, 1998, at which time Harrah's paid $34 million to Landis in settlement of the claims of Landis and its subcontractors, and Landis has resumed construction of the casino.

              In October 1992, Martin County sued one of the Company's general contracting subsidiaries, Centex-Rooney Construction Co., Inc. ("Rooney"), alleging defects in the design and construction of the Martin County Courthouse in Stuart, Florida. Rooney was construction manager of the project. In July 1996, a judgment of $14.2 million was returned against Rooney, and in April 1997, Martin County also obtained a judgment of $3.2 million in attorney's fees and costs. Recently, the 4th District Court of Appeals affirmed the $14.2 million judgment, and Rooney filed an appeal to the Supreme Court of Florida. In August 1998, the Florida Supreme Court denied Rooney's petition for review, and shortly thereafter, Rooney paid Martin County $17.35 million in satisfaction of the judgment. Rooney's appeal of the $3.2 million award is still pending. At this time, Rooney is prosecuting claims and lawsuits against subcontractors, their insurance carriers and Rooney's own insurance carriers for recovery of the judgments. One of Rooney's carriers has agreed to pay approximately $3.5 million. While there is no assurance that Rooney will recover from such subcontractors or other insurance carriers, management believes that Rooney will be able to recover substantially all of both judgments. In any case, these judgments would not have a material impact on the financial condition of the Company.

YEAR 2000 COMPLIANCE

              The Company has a variety of operating systems, computer software applications, computer hardware equipment and other equipment with embedded electronic circuits, including applications that the Company uses in its administrative functions and in the operations of its various subsidiaries and business divisions (collectively, the "Systems"). Because resolution of Year 2000 issues is considered a priority of the Company, the Company has created a Year 2000 Task Force to oversee the Company's Year 2000 compliance. The Task Force, consisting of members of the Company's accounting, financial planning, legal and internal audit departments, has oversight of the information systems managers and other administrative personnel charged with implementing the Company's Year 2000 compliance program (collectively, the "Year 2000 Compliance Team").

              The Task Force has surveyed the Year 2000 Compliance Team, regarding the Year 2000 compliance of the Systems. The results of the surveys indicate that a small number of the Systems are not Year 2000 compliant. Affected Systems are primarily Systems that are not critical to the material operations of the Company and its subsidiaries. The Company has replaced several of these Systems and is in the process of replacing others. All non-compliant Systems will be replaced no later than the fourth quarter of fiscal 1999 (i.e. the quarter ending March 31, 1999). In substantially all of the cases, the replacement or upgrading of, or other changes to, the non-complaint Systems (i) has occurred or will occur for reasons unrelated to the non-compliance of the Systems and (ii) has not been accelerated as a result of the non-compliance of such Systems.

              The Company does not believe (i) that the non-compliant Systems pose a material risk to the financial condition of the Company as a whole, or of the individual operations or subsidiaries or operating divisions that currently have non-compliant Systems or (ii) that the cost of replacing, upgrading or otherwise changing the non-compliant Systems is material to the Company as a whole, or to the individual subsidiaries or operations divisions. The Company has used, and believes that it will be able to continue to use, internally generated cash to fund the correction of Systems that are not compliant.

              The Task Force is presently developing a Year 2000 contingency plan. Additionally, in order to further confirm the Company's Year 2000 readiness, the Company has engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness. The Company believes that both the contingency plan and the consulting firm's review will be completed during the fourth quarter of fiscal 1999.

              Because of its Year 2000 compliance program, the Company believes that it is highly unlikely that any interruption to its operations resulting from a compliance failure will have a material adverse effect on the Company's operations or financial condition. Achieving Year 2000 compliance is dependent on many factors, however, and some of these factors are not completely within the Company's control. Although the Company, its subsidiaries and other business divisions obtain information, materials and services from numerous sources and provide goods and services to numerous customers, the failure of these third parties (including U.S. government agencies) to achieve Year 2000 readiness may adversely impact the Company's operations.

              The Company believes the most reasonably likely Year 2000 worst case scenario would be the failure of some vendors and subcontractors to achieve compliance, resulting in a slowdown of the Company's operations. The Company is not aware of any vendors or subcontractors that are not Year 2000 compliant. In order to address the potential non-compliance by third parties affecting the Company's operations, the Company will continue to survey its largest customers, subcontractors and vendors.

         Year 2000 Forward-looking Statements

              Certain statements in this section, other than historical information, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including the Company's ability to assess and remediate any Year 2000 compliance issues, the ability of third parties to correct material non-compliant systems, and the Company's assessment of the Year 2000 issue's impact on its financial results and operations.

STOCK REPURCHASES

              Since April 1998, the Company has repurchased 407,700 shares of common stock under its stock-option-related repurchase program. The Company intends to continue to repurchase shares under this program.

FINANCIAL CONDITION AND LIQUIDITY

              Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $1 billion of committed and $800 million of uncommitted credit facilities to finance mortgages which are held during the period in which they are being securitized and readied for delivery against forward sale commitments. Centex Home Equity Corporation has its own $300 million credit facility to finance sub-prime mortgages held until securitization.

              The $339.4 million increase in debt was primarily used to fund the increase in both residential mortgage loans and inventories. The increase in residential mortgage loans is primarily due to an increase in mortgage refinancing activity which is attributed to continuing favorable mortgage interest rates.

              The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

              Favorable interest rates and the strong national economy in recent months have positively affected the Company's businesses. If interest rates and general economic conditions remain at or near current levels, Centex's Home Building and Financial Services' results could surpass fiscal 1998's performance levels. Centex's other businesses also should continue to report improved results, including CXP which is anticipated to have its fifth consecutive year of improved earnings.

FORWARD-LOOKING STATEMENTS

              The information contained in this Report includes forward-looking statements involving a number of risks and uncertainties. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. In addition to the factors discussed elsewhere in this document, other determinants that could cause actual results to differ include increases in short- and/or long-term interest rates or a change in the relationship between short- and long-term interest rates; business conditions; growth in the home building, investment real estate, financial services, construction products and contracting and construction services industries in the local markets in which the Company through its subsidiaries conducts business and in the economy in general: competitive factors, governmental regulation and the cost and availability of raw materials. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development Company, L.P., and in the Annual Report on Form 10-K for Centex Construction Products, Inc., for the fiscal year ended March 31, 1998. Both reports are filed with the Securities and Exchange Commission.

                               CENTEX CORPORATION

                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On July 23, 1998, Centex held its Annual Meeting of Stockholders. At the Annual Meeting, Clint W. Murchison, III, David W. Quinn and Paul T. Stoffel were elected as directors to serve for a three-year term until the 2001 Annual Meeting. Voting results for these nominees are summarized as follows:


                                                    Number of Shares
                                     ----------------------------------------------
                                             For                      Against
                                     -------------------         ------------------
Clint W. Murchison, III                  49,112,646                   819,657
David W. Quinn                           49,010,491                   921,812
Paul T. Stoffel                          49,112,710                   819,593


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  Exhibit 27.1 - Financial Data Schedule

              (b) Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.


All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CENTEX CORPORATION
                                  ------------------------------------
                                               Registrant


November 16, 1998                          /s/ David W. Quinn
                                  ------------------------------------
                                             David W. Quinn
                                           Vice Chairman and
                                        Chief Financial Officer
                                     (principal financial officer)

November 16, 1998                       /s/ Barry G. Wilson
                                  ------------------------------------
                                             Bary G. Wilson
                                               Controller
                                       (chief accounting officer)

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
                                   (unaudited)


                                                               For the Three Months Ended September 30,
                                          -----------------------------------------------------------------------------
                                                       1998                                         1997
                                          ------------------------------------   --------------------------------------
                                                                 3333 HOLDING                             3333 HOLDING
                                                      CENTEX     CORPORATION                  CENTEX      CORPORATION
                                                    DEVELOPMENT      AND                    DEVELOPMENT       AND
                                        COMBINED   COMPANY, L.P.  SUBSIDIARY     COMBINED  COMPANY, L.P.   SUBSIDIARY
                                        --------   ------------- -------------   --------  -------------  -------------

Revenues                                $  7,772     $  7,656      $    281      $  3,094      $  3,002     $    337

Costs and Expenses                         7,397        7,028           534         2,746         2,642          349
                                        --------     --------      --------      --------      --------     --------

Earnings (Loss) Before Income Taxes          375          628          (253)          348           360          (12)

Income Taxes                                  --           --            --            --            --           --
                                        --------     --------      --------      --------      --------     --------

NET EARNINGS (LOSS)                     $    375     $    628      $   (253)     $    348      $    360     $    (12)
                                        ========     ========      ========      ========      ========     ========

NET EARNINGS (LOSS) PER UNIT/SHARE                   $  11.79      $   (253)                   $  11.16     $    (12)
                                                     ========      ========                    ========     ========

WEIGHTED-AVERAGE
    UNITS/SHARES OUTSTANDING                           53,279         1,000                      32,260        1,000
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
                                   (unaudited)


                                                                  For the Six Months Ended September 30,
                                          ----------------------------------------------------------------------------------------
                                                             1998                                          1997
                                          ------------------------------------------      ----------------------------------------
                                                                        3333 HOLDING                                  3333 HOLDING
                                                           CENTEX       CORPORATION                      CENTEX       CORPORATION
                                                         DEVELOPMENT        AND                        DEVELOPMENT        AND
                                            COMBINED    COMPANY, L.P.    SUBSIDIARY       COMBINED    COMPANY, L.P.    SUBSIDIARY
                                          ------------  -------------  -------------    ------------  -------------  -------------

Revenues                                  $     14,080  $      13,732  $         757    $      6,835  $       6,625  $         749

Costs and Expenses                              14,051         13,297          1,163           5,696          5,566            669
                                          ------------  -------------  -------------    ------------  -------------  -------------

Earnings (Loss) Before Income Taxes                 29            435           (406)          1,139          1,059             80

Income Taxes                                        --             --             --              --             --             --
                                          ------------  -------------  -------------    ------------  -------------  -------------

NET EARNINGS (LOSS)                       $         29  $         435  $        (406)   $      1,139  $       1,059  $          80
                                          ============  =============  =============    ============  =============  =============

NET EARNINGS (LOSS) PER UNIT/SHARE                      $        8.49  $        (406)                 $       32.83  $          80
                                                        =============  =============                  =============  =============

WEIGHTED-AVERAGE
    UNITS/SHARES OUTSTANDING                                   51,210          1,000                         32,260          1,000
                                                        =============  =============                  =============  =============


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                         September 30, 1998*                         March 31, 1998**
                                              ---------------------------------------   -----------------------------------------
                                                                         3333 HOLDING                               3333 HOLDING
                                                            CENTEX       CORPORATION                   CENTEX       CORPORATION
                                                          DEVELOPMENT        AND                     DEVELOPMENT        AND
                                               COMBINED  COMPANY, L.P.   SUBSIDIARY      COMBINED   COMPANY, L.P.    SUBSIDIARY
                                              ---------- --------------  ------------   ----------  --------------  -------------
ASSETS
   Cash                                         $   348     $   308        $    40        $   260       $   259        $     1
   Accounts Receivable                            3,353       4,012          1,668            976         8,552            761
   Notes Receivable -
      Centex Corporation and Subsidiaries            --          --             --          7,700            --          7,700
      Other                                       5,172       5,172             --          5,110         5,110             --
   Investment in Affiliate                           --          --          1,078             --            --            849
   Investment in Real Estate Joint Ventures         696       1,196            523          3,040         2,478            562
   Commercial Properties, net                     1,914       1,914             --          1,946         1,946             --
   Projects Under Development and
      Held for Sale                              75,882      73,827          1,032         41,265        40,815            450
   Property and Equipment, net                      186          37            149             88            --             88
   Other Assets                                     995         863            132            112           100             12
                                                -------     -------        -------        -------       -------        -------

                                                $88,546     $87,329        $ 4,622        $60,497       $59,260        $10,423
                                                =======     =======        =======        =======       =======        =======

LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Accounts Payable and Accrued
   Liabilities                                  $ 8,837     $ 8,671        $ 2,493        $ 4,341       $ 4,370        $ 8,390
Notes Payable -
   Centex Corporation and Subsidiaries            1,982          --          1,982          1,480            --          1,480
   Bank Development Facilities                   21,384      21,384             --         13,821        13,821             --
                                                -------     -------        -------        -------       -------        -------

      Total Liabilities                          32,203      30,055          4,475         19,642        18,191          9,870
                                                -------     -------        -------        -------       -------        -------

 Stockholders' Equity and
    Partners' Capital                            56,343      57,274            147         40,855        41,069            553
                                                -------     -------        -------        -------       -------        -------

                                                $88,546     $87,329        $ 4,622        $60,497       $59,260        $10,423
                                                =======     =======        =======        =======       =======        =======

*  Unaudited

** Condensed from audited financial statements



See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                          For the Six Months Ended September 30,
                                              -----------------------------------------------------------------------------------
                                                              1998                                        1997
                                              ---------------------------------------   -----------------------------------------
                                                                         3333 HOLDING                               3333 HOLDING
                                                            CENTEX       CORPORATION                   CENTEX       CORPORATION
                                                          DEVELOPMENT        AND                     DEVELOPMENT        AND
                                               COMBINED  COMPANY, L.P.   SUBSIDIARY      COMBINED   COMPANY, L.P.    SUBSIDIARY
                                              ---------- --------------  ------------   ----------  --------------  -------------

CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings (Loss)                        $       29  $         435  $       (406)  $    1,139  $        1,059  $          80
   Net Change in Payables, Accruals
     and Receivables                               2,119          8,923        (6,804)         233          (1,678)         1,911
   (Increase) Decrease in Notes Receivable           (62)           (62)           --          903             903             --
   Decrease in Advances to Joint Venture           2,344          1,282            39          116             116             --
   (Increase) Decrease in Projects Under
     Development and Held for Sale               (20,158)       (18,553)         (582)       2,016           2,016             --
   Decrease in Commercial Properties, net             32             32            --           --              --             --
   Property and Equipment Additions, net             (98)           (37)          (61)          --              --             --
   Increase in Other Assets                         (883)          (763)         (120)        (100)           (100)            --
                                              ----------  -------------  ------------   ----------  --------------  -------------
                                                 (16,677)        (8,743)       (7,934)       4,307           2,316          1,991
                                              ----------  -------------  ------------   ----------  --------------  -------------

CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Notes Payable -
     Centex Corporation and Subsidiaries             502             --           502       (1,994)             --         (1,994)
     Bank Development Facilities                   7,563          7,563            --        2,032           2,032             --
   Decrease in Notes Receivable -
     Centex Corporation and Subsidiaries           7,700             --         7,700           --              --             --
   Capital Contributions                           1,000          1,229          (229)          --              --             --
   Capital Distributions                              --             --            --       (4,500)         (4,500)            --
                                              ----------  -------------  ------------   ----------  --------------  -------------
                                                  16,765          8,792         7,973       (4,462)         (2,468)        (1,994)
                                              ----------  -------------  ------------   ----------  --------------  -------------

NET INCREASE (DECREASE) IN CASH                       88             49            39         (155)           (152)            (3)

CASH AT BEGINNING OF YEAR                            260            259             1          630             625              5
                                              ----------  -------------  ------------   ----------  --------------  -------------

CASH AT END OF PERIOD                         $      348  $         308  $         40   $      475  $          473  $           2
                                              ==========  =============  ============   ==========  ==============  =============


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)


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

(B) Holding entered into a services agreement in May 1987 with Centex Service Company ("CSC"), a wholly-owned subsidiary of Centex, whereby CSC provides certain tax, accounting and other similar services for Holding at a fee of $2,500 per month. In April 1998, the service agreement was amended to also include certain real estate development and management services and the related fee was increased to $30,000 per month.

         In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7.7 million from Centex pursuant to a secured promissory note (the "Holding Note"). On May 29, 1998, the outstanding principal balance on the Holding Note was repaid. The Holding Note, which had a fluctuating balance during April and May 1998, bore interest, payable quarterly, at the prime rate of interest of NationsBank, N.A. plus 1%. Interest expense on the Holding Note during the six months ended September 30, 1998 totaled $62,000.

         In 1987, Development loaned $7.7 million to a wholly-owned subsidiary of Centex pursuant to an unsecured promissory note and related loan agreement. The note bore interest, payable quarterly, at the prime rate of interest of NationsBank, N.A. plus 7/8%. On May 29, 1998, the outstanding principal balance on the note was repaid. Interest income on the note totaled $116,000 for the six months ended September 30, 1998.

         CDC sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $883,000 and $ 2.8 million for the quarter and six months ended September 30, 1998, and $41,000 and $635,000 for the quarter and six months ended September 30, 1997, respectively. Additionally, during the six months ended September 30, 1997, the Partnership sold property located in Carrollton, Texas to Centex Homes for $2.9 million.

         During fiscal year 1998, Centex Multi-Family Company, L.P. ("Multi-Family"), a subsidiary of CDC, executed a construction contract with one of Centex's construction subsidiaries in the amount of $13.2 million for the construction of a 304-unit apartment project north of Dallas in The Colony, Texas. Also, during the current fiscal year, Centex Office Southpointe I, L.P., a subsidiary of CDC, executed a construction contract with one of Centex's construction subsidiaries in the amount of $9.4 million for the construction of a 140,000 square foot office building in Plantation, Florida, near Ft. Lauderdale.

         In April 1998, CDC acquired a 49% equity interest in an entity which purchased real estate assets from a Centex subsidiary for $3.1 million.

(C) During fiscal year 1998, the partnership agreement governing CDC was amended to allow for the issuance of a new class of limited partnership units, Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets contributed by a limited partner, or by an individual or entity who is to be admitted as a limited partner. During the six months ended September 30, 1998, Centex Homes, CDC's sole limited partner, contributed assets valued at $15.5 million in exchange for 15,459 Class C Units.

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):



                                                      For the Six Months Ended September 30, 1998
                                  ------------------------------------------------------------------------------------
                                                                                         3333 Holding Corporation
                                                 Centex Development Company, L.P.              and Subsidiary
                                              -------------------------------------- ---------------------------------
                                                CLASS B      GENERAL       LIMITED              CAPITAL IN
                                                 UNITS       PARTNERS'    PARTNER'S    STOCK     EXCESS OF   RETAINED
                                   COMBINED     WARRANTS     CAPITAL       CAPITAL    WARRANTS   PAR VALUE   EARNINGS
                                  ----------- ------------ ------------  ----------- ---------- ----------- ----------
   Balance at March 31, 1998      $    40,855 $        500 $        767       39,802 $        1 $       800 $     (248)

   Capital Contributions               15,459           --          311       15,459         --          --         --

   Net Earnings                            29           --           --          435         --          --       (406)
                                  ----------- ------------ ------------  ----------- ---------- ----------- ----------
   BALANCE AT SEPTEMBER 30, 1998  $    56,343 $        500 $      1,078  $    55,696 $        1 $       800 $     (654)
                                  =========== ============ ============  =========== ========== =========== ==========


         The Partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals. No preference payments were made during the three months or six months ended September 30, 1998. Preference payments in arrears at September 30, 1998 for Class A and Class C limited partners amounted to $5.7 million and $855,000, respectively, and Unrecovered Capital for Class A and Class C limited partners aggregated approximately $55.8 million.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

              On a combined basis, revenues for the quarter and six months ended September 30, 1998 totaled $7.8 million and $14.1 million, respectively. Revenues of $3.1 million and $6.8 million for the quarter and six months ended September 30, 1997, respectively, included the results from the sale of commercial property in Texas and residential property in Florida.

              The Companies had combined net earnings for the quarter and six months ended September 30, 1998 of $375,000 and $29,000, respectively, compared to combined net earnings of $348,000 and $1.1 million for the quarter and six months ended September 30, 1997, respectively. Margins on real estate sales for the six months ended September 30, 1998 were 2.4% versus 19.1% for the six months ended September 30, 1997.

YEAR 2000 COMPLIANCE

              The Companies have a variety of operating systems, computer software applications, computer hardware equipment and other equipment with embedded electronic circuits. Pursuant to the services agreement Holding has with CSC, Year 2000 compliance issues are being addressed by a Year 2000 Task Force Team comprised of members of the information systems, accounting, financial planning, legal and internal audit departments of Centex as well as by management of the Companies. Since fiscal year 1997, the Companies have been engaged in an ongoing process of identifying, evaluating and implementing changes to their systems in order to ensure Year 2000 compliance. As a result of this process, a small number of systems were identified as being unable to interpret dates after December 31, 1999. In all of the cases, the replacement or upgrading of the non-compliant systems has already occurred as part of their normal ongoing systems updating.

              The Companies have engaged the services of a third-party consulting firm to evaluate their Year 2000 readiness. It is anticipated that the evaluation will be concluded during the March 1999 quarter.

              Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Companies' control. The Companies obtain information, materials and services from numerous sources and provide goods and services to numerous customers. The failure of these third parties (including U.S., state and local governments and agencies) to achieve Year 2000 readiness could adversely affect the Companies' financial condition and results of operations. In order to address the potential non-compliance by third parties, the Companies will continue to survey their largest customers, contractors and vendors, asking them to respond with their Year 2000 plans.

              Year 2000 Forward-looking Statements

                  Certain statements in this section, other than historical information, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including the Companies' ability to assess and remediate any Year 2000 compliance issues, the ability of third parties to correct material non-compliant systems, and the Companies' assessment of the Year 2000 issue's impact on their financial results and operations.

LIQUIDITY AND CAPITAL RESOURCES

              During the six months ended September 30, 1998, 15,459 Class C Preferred Partnership Units were issued in exchange for assets valued at $15.5 million. The revenues, earnings and liquidity of the Companies for the next 12 to 18 months will be largely dependent on future real estate and home sales, the timing of which are uncertain. Commercial development operations have recently been initiated and are not anticipated to provide a significant source of earnings or liquidity for approximately 18 months.

              The Companies believe that they will be able to provide or obtain the necessary funding for their current operations and future expansion needs. The ability of the Partnership to obtain external debt or equity capital is subject to the partnership agreement (as amended) governing the Partnership.

FORWARD-LOOKING STATEMENTS

              The information contained in this Report includes forward-looking statements involving a number of risks and uncertainties. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates or expectations. In addition to the factors discussed elsewhere in this document, other determinants that could cause actual results to differ include increases in short- and/or long-term interest rates or a change in the relationship between short- and long-term interest rates; business conditions; growth in the investment real estate industry in the local markets in which the Companies conduct business and in the economy in general: competitive factors, and governmental regulation. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development, L.P. for the fiscal year ended March 31, 1998 which is filed with the Securities and Exchange Commission.

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On July 23, 1998, 3333 Holding Corporation held its Annual Meeting of Stockholders. At the Annual Meeting, Richard C. Decker, Josiah O. Low, III and David M. Sherer were elected as directors to serve until the next annual election. Voting results for these nominees are summarized as follows:


                                               Number of Shares
                                   ----------------------------------------
                                         For                     Against
                                   ----------------            ------------
              Richard C. Decker          790                        16
              Josiah O. Low, III         792                        14
              David M. Sherer            792                        14


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits

                  Exhibit 27.2 - Financial Data Schedule
                  Exhibit 27.3 - Financial Data Schedule


              (b) Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.



All other items required under Part II are omitted because they are not applicable.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         3333 HOLDING CORPORATION
                               ---------------------------------------------
                                                Registrant




November 16, 1998                         /s/ Richard C. Decker
                               ---------------------------------------------
                                            Richard C. Decker
                                  President and Chief Executive Officer
                                      (principal executive officer)

November 16, 1998                         /s/ Kimberly A. Pinson
                               ---------------------------------------------
                                            Kimberly A. Pinson
                                 Vice President, Treasurer and Controller
                                      (principal financial officer
                                      and chief accounting officer)

                                   Signatures



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CENTEX DEVELOPMENT COMPANY, L.P.
                              -----------------------------------------------
                                                Registrant
                                     By: 3333 Development Corporation,
                                              General Partner



November 16, 1998                          /s/ Richard C. Decker
                              -----------------------------------------------
                                             Richard C. Decker
                                   President and Chief Executive Officer
                                       (principal executive officer)

November 16, 1998                          /s/ Kimberly A. Pinson
                              -----------------------------------------------
                                            Kimberly A. Pinson
                                 Vice President, Treasurer and Controller
                                       (principal financial officer
                                       and chief accounting officer)

                               INDEX TO EXHIBITS

Exhibit No        Description
------------      ----------------------------------------------------------
Exhibit 27.1      Financial Data Schedule - Centex Corporation
Exhibit 27.2      Financial Data Schedule - 3333 Holding Corporation
Exhibit 27.3      Financial Data Schedule - Centex Development Company, L.P.