Form 10-Q
period 1998-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1999-02-12
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                DECEMBER 31, 1998

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

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on January 29, 1999:

Centex Corporation                       Common Stock                                       59,488,014 shares
3333 Holding Corporation                 Common Stock                                            1,000 shares
Centex Development Company, L.P.         Class A Units of Limited Partnership Interest          32,260 units
Centex Development Company, L.P.         Class C Units of Limited Partnership Interest          26,987 units

                               CENTEX CORPORATION
                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.


                           Form 10-Q Table of Contents


                                December 31, 1998


                               CENTEX CORPORATION

                                                                                  PAGE

PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Consolidated Financial Statements                  1

                        Condensed Consolidated Statement of Earnings
                        for the Three Months Ended December 31, 1998                 2

                        Condensed Consolidated Statement of Earnings
                        for the Nine Months Ended December 31, 1998                  3

                        Condensed Consolidated Balance Sheets                        4

                        Condensed Consolidated Statement of Cash Flows
                        for the Nine Months Ended December 31, 1998                  5

                        Notes to Condensed Consolidated Financial Statements     6 - 9

            ITEM 2.     Management's Discussion and Analysis of Results
                        of Operations and Financial Condition                  10 - 17

PART II.    OTHER INFORMATION

            ITEM 6.     Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                                          19

                            3333 HOLDING CORPORATION

                        CENTEX DEVELOPMENT COMPANY, L.P.


                                                                                  PAGE

PART I.       FINANCIAL INFORMATION

              ITEM 1.    Condensed Combining Financial Statements                   21

                         Condensed Combining Statement of Operations
                         for the Three Months Ended December 31, 1998               22

                         Condensed Combining Statement of Operations
                         for the Nine Months Ended December 31, 1998                23

                         Condensed Combining Balance Sheets                         24

                         Condensed Combining Statement of Cash Flows
                         for the Nine Months Ended December 31, 1998                25

                         Notes to Condensed Combining Financial Statements     26 - 27

              ITEM 2.    Management's Discussion and Analysis of Results
                         of Operations and Financial Condition                 28 - 29

PART II.      OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K                                      30

SIGNATURES                                                                     31 - 32

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

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                      For the Three Months Ended
                                                                             December 31,
                                                                 -----------------------------------
                                                                       1998                1997
                                                                 ---------------     ---------------
REVENUES
   Home Building
       Conventional Homes                                        $       671,404     $       557,484
       Manufactured Homes                                                 39,819              38,239
   Investment Real Estate                                                  8,566               6,088
   Financial Services                                                    116,234              64,604
   Construction Products                                                  84,863              70,510
   Contracting and Construction Services                                 335,200             246,158
                                                                 ---------------     ---------------

                                                                       1,256,086             983,083
                                                                 ---------------     ---------------
COSTS AND EXPENSES
   Home Building
       Conventional Homes                                                613,305             515,194
       Manufactured Homes                                                 36,345              34,768
   Investment Real Estate                                                    196                (986)
   Financial Services                                                     92,085              56,097
   Construction Products                                                  53,314              49,811
   Contracting and Construction Services                                 331,511             243,652
   Other, net                                                              2,844               2,025
   Corporate General and Administrative                                    7,084               5,014
   Interest Expense                                                       10,929               8,293
   Minority Interest                                                      13,839              10,292
                                                                 ---------------     ---------------
                                                                       1,161,452             924,160
                                                                 ---------------     ---------------

EARNINGS BEFORE INCOME TAXES                                              94,634              58,923
   Income Taxes                                                           35,591              21,543
                                                                 ---------------     ---------------

NET EARNINGS                                                     $        59,043     $        37,380
                                                                 ===============     ===============

EARNINGS PER SHARE
   Basic                                                         $          0.99     $          0.63
                                                                 ===============     ===============
   Diluted                                                       $          0.96     $          0.61
                                                                 ===============     ===============

AVERAGE SHARES OUTSTANDING
   Basic                                                              59,410,876          59,366,822
   Common Share Equivalents
      Options                                                          1,851,083           1,992,650
      Convertible Debenture                                              400,000             400,000
                                                                 ---------------     ---------------
   Diluted                                                            61,661,959          61,759,472
                                                                 ===============     ===============

CASH DIVIDENDS PER SHARE                                         $          0.04     $          0.04
                                                                 ===============     ===============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                       For the Nine Months Ended
                                                                              December 31,
                                                                 ------------------------------------
                                                                       1998                 1997
                                                                 ---------------      ---------------
REVENUES
   Home Building
        Conventional Homes                                       $     1,881,586      $     1,605,169
        Manufactured Homes                                               130,748              103,727
   Investment Real Estate                                                 17,479               18,199
   Financial Services                                                    324,133              169,141
   Construction Products                                                 256,485              231,876
   Contracting and Construction Services                                 999,343              708,092
                                                                 ---------------      ---------------

                                                                       3,609,774            2,836,204
                                                                 ---------------      ---------------
COSTS AND EXPENSES
   Home Building
        Conventional Homes                                             1,730,613            1,493,910
        Manufactured Homes                                               120,522               95,200
   Investment Real Estate                                                 (4,752)              (3,643)
   Financial Services                                                    252,508              147,866
   Construction Products                                                 163,007              160,066
   Contracting and Construction Services                                 987,939              703,384
   Other, net                                                              7,605                4,945
   Corporate General and Administrative                                   19,195               14,278
   Interest Expense                                                       29,164               24,818
   Minority Interest                                                      42,251               35,343
                                                                 ---------------      ---------------
                                                                       3,348,052            2,676,167
                                                                 ---------------      ---------------

EARNINGS BEFORE INCOME TAXES                                             261,722              160,037
   Income Taxes                                                           97,955               59,256
                                                                 ---------------      ---------------

NET EARNINGS                                                     $       163,767      $       100,781
                                                                 ===============      ===============

EARNINGS PER SHARE
   Basic                                                         $          2.75      $          1.71
                                                                 ===============      ===============
   Diluted                                                       $          2.65      $          1.65
                                                                 ===============      ===============

AVERAGE SHARES OUTSTANDING
   Basic                                                              59,496,866           58,854,384
   Common Share Equivalents
      Options                                                          1,991,600            1,794,009
      Convertible Debenture                                              400,000              400,000
                                                                 ---------------      ---------------
   Diluted                                                            61,888,466           61,048,393
                                                                 ===============      ===============

CASH DIVIDENDS PER SHARE                                         $          0.12      $         0.095
                                                                 ===============      ===============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   Centex Corporation and
                                                         Subsidiaries            Centex Corporation          Financial Services
                                                  -------------------------   -------------------------   -------------------------
                                                  December 31,   March 31,    December 31,   March 31,    December 31,   March 31,
                                                      1998*        1998**         1998*       1998**         1998*         1998**
                                                  -----------   -----------   -----------   -----------   -----------   -----------
ASSETS
Cash and Cash Equivalents                         $   111,839   $    98,316   $    86,006   $    87,491   $    25,833   $    10,825
Receivables -
   Residential Mortgage Loans                       1,479,171     1,191,450            --            --     1,479,171     1,191,450
   Other                                              422,665       390,891       350,117       337,558        72,548        53,333
   Affiliates                                              --            --            --            --       (74,973)      (58,299)
Inventories                                         1,541,106     1,064,554     1,541,106     1,064,554            --            --
Investments -
   Centex Development Company, L. P.                   63,984        34,526        63,984        34,526            --            --
   Joint Ventures and Other                            40,265         7,558        40,265         7,558            --            --
   Unconsolidated Subsidiaries                             --            --       181,422       146,592            --            --
Property and Equipment, net                           301,250       295,992       277,187       276,008        24,063        19,984
Other Assets -
   Deferred Income Taxes                              103,603       147,607        90,785       144,090        12,818         3,517
   Goodwill, net                                      218,683       133,847       201,270       123,709        17,413        10,138
   Mortgage Securitization Residual Interest           60,100        14,747            --            --        60,100        14,747
   Deferred Charges and Other                          50,618        36,731        33,437        23,730        17,181        13,001
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                  $ 4,393,284   $ 3,416,219   $ 2,865,579   $ 2,245,816   $ 1,634,154   $ 1,258,696
                                                  ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities          $   931,512   $   799,154   $   846,492   $   711,564   $    85,020   $    87,590
Short-term Debt                                     1,822,647     1,152,873       385,276        73,823     1,437,371     1,079,050
Long-term Debt                                        284,151       237,715       284,151       237,715            --            --
Minority Stockholders' Interest                       147,671       152,468       142,357       148,705         5,314         3,763
Negative Goodwill                                      70,837        82,837        70,837        82,837            --            --
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000                   --            --            --            --            --            --
      Shares, None Issued
   Common Stock $.25 Par Value; Authorized             14,867        14,883        14,867        14,883             1             1
      100,000,000 Shares; Issued and Outstanding
      59,466,599 and 59,531,758 respectively
   Capital in Excess of Par Value                      25,447        36,761        25,447        36,761        75,944        74,944
   Retained Earnings                                1,096,152       939,528     1,096,152       939,528        30,504        13,348
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Total Stockholders' Equity                          1,136,466       991,172     1,136,466       991,172       106,449        88,293
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                  $ 4,393,284   $ 3,416,219   $ 2,865,579   $ 2,245,816   $ 1,634,154   $ 1,258,696
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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                        For the Nine Months Ended
                                                                              December 31,
                                                                 ------------------------------------
                                                                       1998                 1997
                                                                 ---------------      ---------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                  $       163,767      $       100,781
   Adjustments -
      Depreciation, Depletion and Amortization                            27,180               18,265
      Deferred Income Taxes                                               42,814               38,986
      Equity in Loss (Earnings) of CDC and Joint Ventures                    396               (3,742)
      Minority Interest                                                   42,251               35,343
                                                                 ---------------      ---------------
                                                                         276,408              189,633

   (Increase) Decrease in Receivables                                    (31,774)               7,525
   Increase in Residential Mortgage Loans                               (287,721)            (192,543)
   Increase in Inventories                                              (476,552)            (151,120)
   Increase (Decrease) in Payables and Accruals                          132,358              (34,606)
   Increase in Other Assets                                             (152,488)             (25,272)
   Other, net                                                            (47,048)             (32,684)
                                                                 ---------------      ---------------
                                                                        (586,817)            (239,067)
                                                                 ---------------      ---------------
CASH FLOWS - INVESTING ACTIVITIES
   (Increase) Decrease in Investments                                    (62,561)               7,344
   Property and Equipment Additions, net                                 (34,836)             (33,594)
                                                                 ---------------      ---------------
                                                                         (97,397)             (26,250)
                                                                 ---------------      ---------------
CASH FLOWS - FINANCING ACTIVITIES
   Increase in Debt
      Secured by Residential Mortgage Loans                              358,321              218,739
      Other                                                              357,889               93,914
   Proceeds from Stock Option Exercises                                    7,719               16,455
   Retirement of Common Stock                                            (19,049)                  --
   Dividends Paid                                                         (7,143)              (5,612)
                                                                 ---------------      ---------------
                                                                         697,737              323,496
                                                                 ---------------      ---------------

NET INCREASE IN CASH                                                      13,523               58,179

CASH AT BEGINNING OF PERIOD                                               98,316               31,320
                                                                 ---------------      ---------------

CASH AT END OF PERIOD                                            $       111,839      $        89,499
                                                                 ===============      ===============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (unaudited)

(A)  A summary of changes in stockholders' equity is presented below:

                                                                              Capital in
                                          Preferred          Common            Excess of          Retained
                                            Stock            Stock             Par Value          Earnings             Total
                                        -------------     -------------      -------------      -------------      -------------
                                                                        (dollars in thousands)

    Balance, March 31, 1998             $          --     $      14,883      $      36,761      $     939,528      $     991,172
      Net Earnings                                 --                --                 --            163,767            163,767
      Exercise of Stock Options                    --               120              7,599                 --              7,719
      Retirement of 545,400 Shares                 --              (136)           (18,913)                --            (19,049)
      Cash Dividends                               --                --                 --             (7,143)            (7,143)
                                        -------------     -------------      -------------      -------------      -------------

    BALANCE, DECEMBER 31, 1998          $          --     $      14,867      $      25,447      $   1,096,152      $   1,136,466
                                        =============     =============      =============      =============      =============

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

           CENTEX CORPORATION, 3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L. P.
                 SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                                   December 31,         March 31,
                                                                       1998               1998 *
                                                                 ---------------     ---------------
ASSETS
   Cash and Cash Equivalents                                     $       112,771     $        98,576
   Receivables                                                         1,907,000           1,588,247
   Inventories                                                         1,635,148           1,107,941
   Investments in Joint Ventures and Other                                40,433              10,598
   Property and Equipment, net                                           301,508             296,080
   Other Assets                                                          434,024             333,044
                                                                 ---------------     ---------------

                                                                 $     4,430,884     $     3,434,486
                                                                 ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                      $       940,132     $       802,547
   Short-term Debt                                                     1,851,358           1,166,694
   Long-term Debt                                                        284,151             237,715
   Minority Stockholders' Interest                                       147,671             152,468
   Negative Goodwill                                                      70,837              82,837
   Stockholders' Equity                                                1,136,735             992,225
                                                                 ---------------     ---------------

                                                                 $     4,430,884     $     3,434,486
                                                                 ===============     ===============

*Condensed from audited financial statements.

             SUPPLEMENTARY CONDENSED COMBINED STATEMENT OF EARNINGS
                             (dollars in thousands)

                                                                       For the Nine Months Ended
                                                                              December 31,
                                                                 -----------------------------------
                                                                       1998                1997
                                                                 ---------------     ---------------
   Revenues                                                      $     3,626,072     $     2,847,726
   Costs and Expenses                                                  3,365,134           2,687,629
                                                                 ---------------     ---------------
   Earnings Before Income Taxes                                          260,938             160,097
   Income Taxes                                                           97,955              59,256
                                                                 ---------------     ---------------

   NET EARNINGS                                                  $       162,983     $       100,841
                                                                 ===============     ===============

(C) In order to ensure the future availability of land for homebuilding, the Company has made deposits totaling approximately $37 million as of December 31, 1998 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $777 million. These options and commitments expire at various dates to the year 2003. The Company has also committed to purchase land and developed lots totaling approximately $10 million. In addition, the Company has executed lot purchase contracts with CDC which aggregate approximately $4 million.

(D) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to non-financial services is included as interest expense.

                                               For the Nine Months Ended
                                                      December 31,
                                          -------------------------------------
                                                 1998                  1997
                                          ----------------     ----------------
          Total Interest Incurred         $         89,447     $         56,491
          Less - Financial Services                (60,283)             (31,673)
                                          ----------------     ----------------
          Interest Expense                $         29,164     $         24,818
                                          ================     ================

(E) During April 1994, Centex Construction Products, Inc. ("CXP") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP." Centex's ownership interest in CXP was 59.2% as of December 31, 1998.

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

(G) In December 1997, Centex adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All per share data has been restated to conform to the provisions of this Statement. Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share, computed similarly to fully diluted earnings per share, are computed based upon basic plus the dilution of the stock options and the convertible debenture.

       Options to purchase approximately two million shares of common stock at approximately $38.60 per share (expiring in April 2008) were outstanding during the nine months ended December 31, 1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(H) Effective April 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. There are no items that the Company is required to recognize as components of comprehensive income.

(I) Statement of Financial Accounting Standards No. 131, issued in June 1997, changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues. Although this Statement will be effective for the Company's 1999 annual financial statements, the Company does not expect a significant effect on the presentation of these financial statements.

                               CENTEX CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

              Centex's consolidated revenues for the quarter were $1.26 billion, a 28% increase over $983.1 million for the same quarter last year. Earnings before income taxes were $94.6 million, 61% higher than $58.9 million last year. Net earnings were $59.0 million and diluted earnings per share were $.96 for this quarter compared to $37.4 million and $.61, respectively, for the same quarter last year.

              For the nine months ended December 31, 1998, corporate revenues totaled $3.61 billion, 27% higher than $2.84 billion for the same period last year. Earnings before income taxes were $261.7 million, 64% higher than $160.0 million for the same period last year. Net earnings were $163.8 million and diluted earnings per share were $2.65 for the nine months ended December 31, 1998 compared to $100.8 million and $1.65, respectively, for the nine months ended December 31, 1997.

              Net earnings for both the quarter and the nine months ended December 31, 1998 increased by a higher percentage than earnings per share due to more average shares outstanding in the fiscal 1999 periods.

HOME BUILDING

         Conventional Homes

              The following summarizes Conventional Homes' results for the quarter and fiscal year-to-date ended December 31, 1998 compared to the quarter and fiscal year-to-date ended December 31, 1997 (dollars in millions, except per unit data):

                                                        Quarter Ended                    Quarter Ended
                                                           12/31/98                         12/31/97
                                               ------------------------------    -----------------------------
       Conventional Homes Revenues             $        671.4           100.0%   $         557.5         100.0%
       Cost of Sales                                   (518.9)          (77.3%)           (441.9)        (79.3%)
       Selling, General & Administrative                (94.4)          (14.1%)            (73.3)        (13.1%)
                                               --------------  --------------    ---------------  ------------
       Operating Earnings                      $         58.1             8.6%   $          42.3           7.6%
                                               ==============  ==============    ===============  ============

       Units Closed                                  3,601                              3,025
            % Change                                     19.0%                              (6.2%)
       Unit Sales Price                        $   183,522                       $    181,266
            % Change                                      1.2%                               5.1%
       Operating Earnings per Unit             $    16,134                       $     13,980
            % Change                                     15.4%                              22.4%

                                                           Fiscal                           Fiscal
                                                        Year-to-Date                     Year-to-Date
                                                          12/31/98                         12/31/97
                                               ------------------------------    -----------------------------
       Conventional Homes Revenues             $     1,881.6            100.0%   $       1,605.2         100.0%
       Cost of Sales                                (1,464.3)           (77.8%)         (1,278.6)        (79.7%)
       Selling, General & Administrative              (266.3)           (14.2%)           (215.3)        (13.4%)
                                               -------------    -------------    ---------------   -----------
       Operating Earnings                      $       151.0              8.0%   $         111.3           6.9%
                                               =============    =============    ===============   ===========

       Units Closed                                10,050                              8,709
            % Change                                    15.4%                              (11.4%)
       Unit Sales Price                        $  184,113                        $   181,716
            % Change                                     1.3%                                7.0%
       Operating Earnings per Unit             $   15,022                        $    12,775
            % Change                                    17.6%                               20.8%

              Home sales (orders) were 3,610 for the quarter this year compared to 2,591 units for the same quarter a year ago. Home sales (orders) were 10,816 for the nine months this year compared to last year's 8,824 units. The backlog of homes sold but not closed at December 31, 1998 was 6,419 units, including 214 units related to the newly acquired Calton Homes operation, 45% higher than 4,423 units at December 31, 1997. Centex is currently operating slightly more neighborhoods than it did a year ago.

         Manufactured Homes

              The following summarizes Manufactured Homes' results for the quarter and fiscal year-to-date ended December 31, 1998 compared to the quarter and fiscal year-to-date ended December 31, 1997 (dollars in thousands):

                                                                            Quarter Ended                 Quarter Ended
                                                                              12/31/98                       12/31/97
                                                                   ----------------------------   -----------------------------
    Manufactured Homes Revenues (Construction)                     $        29,548     100.0%     $       38,239         100.0%
    Cost of Sales                                                          (22,532)    (76.3%)           (30,967)        (81.0%)
    Selling, General & Administrative                                       (2,791)     (9.4%)            (3,228)         (8.4%)
                                                                   ---------------  -----------   --------------  ------------
    Earnings Before Goodwill & Minority Interest (Construction)              4,225      14.3%              4,044          10.6%
                                                                                    ========                      ============
    Earnings Before Goodwill & Minority Interest (Retail)                       38                           --
                                                                   ---------------                -------------
    Total Earnings Before Goodwill & Minority Interest                       4,263                        4,044
         Goodwill Amortization                                                (789)                        (573)
         Minority Interest                                                    (640)                        (742)
                                                                   ---------------                -------------

    Operating Earnings                                             $         2,834                $       2,729
                                                                   ===============                =============

    Units Produced                                                           1,625                        1,601
    Units Sold - Retail                                                        247                           --
    Less: Intersegment Sales                                                  (239)                          --
                                                                   ---------------              ---------------
    Units Sold                                                               1,633                        1,601
                                                                   ===============              ===============

                                                                                    Fiscal                        Fiscal
                                                                                  Year-To-Date                  Year-To-Date
                                                                                    12/31/98                      12/31/97
                                                                        -----------------------------   --------------------------
    Manufactured Homes Revenues (Construction)                          $      101,575       100.0%     $    103,727        100.0%
    Cost of Sales                                                              (79,177)      (77.9%)         (83,387)       (80.4%)
    Selling, General & Administrative                                          (10,021)       (9.9%)         (10,094)        (9.7%)
                                                                        --------------   ---------      ------------   ----------
    Earnings Before Goodwill & Minority Interest (Construction)                 12,377        12.2%           10,246          9.9%
                                                                                         =========                     ==========
    Earnings Before Goodwill & Minority Interest (Retail)                          258                            --
                                                                        --------------                  ------------
    Total Earnings                                                              12,635                        10,246
         Goodwill Amortization                                                  (2,409)                       (1,719)
         Minority Interest                                                      (1,994)                       (2,042)
                                                                        --------------                  ------------
    Operating Earnings                                                  $        8,232                  $      6,485
                                                                        ==============                  ============

    Units Produced                                                               4,670                         4,219
    Units Sold - Retail                                                            696                            --
    Less: Intersegment Sales                                                      (586)                           --
                                                                        --------------                  ------------
    Units Sold                                                                   4,780                         4,219
                                                                        ==============                  ============

INVESTMENT REAL ESTATE

              For the quarter ended December 31, 1998, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $8.4 million, 18% higher than $7.1 million for the same quarter a year ago.

              For the current nine months, operating earnings from Investment Real Estate were $22.2 million, a 2% increase from $21.8 million for the same period in fiscal 1998.

FINANCIAL SERVICES

              The following summarizes Financial Services' results for the quarter and fiscal year-to-date ended December 31, 1998 compared to the quarter and fiscal year-to-date ended December 31, 1997 (dollars in millions):

                                                                                              Fiscal               Fiscal
                                                 Quarter Ended        Quarter Ended        Year-to-Date         Year-to-Date
                                                    12/31/98             12/31/97            12/31/98             12/31/97
                                                ---------------      ---------------      ---------------      ---------------
Revenues                                        $         116.2      $          64.6      $         324.1      $         169.1
Operating Earnings                              $          24.1      $           8.5      $          71.6      $          21.3
Origination Volume                              $         3,096      $         1,744      $         8,368      $         4,836
% Change                                                     78%                  33%                  73%                  18%

Number of Loans Originated
    CTX Mortgage Company ("CTX") -
        Centex-built Homes ("Builder")                    2,308                2,127                6,728                6,085
        Non-Centex Homes ("Retail")                      19,117               10,426               51,450               30,258
                                                ---------------      ---------------      ---------------      ---------------
                                                         21,425               12,553               58,178               36,343
    Centex Home Equity Corporation
        ("CHEC")                                          4,032                2,341               11,341                5,161
    Centex Finance Company                                  255                   --                  610                   --
                                                ---------------      ---------------      ---------------      ---------------
                                                         25,712               14,894               70,129               41,504
                                                ===============      ===============      ===============      ===============
% Change                                                     73%                  27%                  69%                  16%

              CTX's Builder applications for the quarter of 2,452 increased 23% over last year while Retail applications rose 80% to 18,046. CTX's Builder applications of 7,695 for the nine-month period were 18% higher than a year ago. Retail applications for the nine months increased 65% from 30,626 a year ago to 50,676. The profit per loan of $1,139 for this year's quarter was a 35% increase over last year's per loan profit of $841. For the nine-month period, the profit per loan increased 59% to $1,141. This increase in profit per loan is a result of increased originations and the centralization of certain back-office functions.

              CHEC generated 22,746 sub-prime loan applications for the quarter, an increase of 198% compared to the same quarter a year ago. CHEC applications for the nine months rose 234% to 54,433.

              The recently opened manufactured-home finance unit, Centex Finance Company, incurred net start-up costs of approximately $700,000 and $1.8 million for the quarter and nine months ended December 31, 1998, respectively.

CONSTRUCTION PRODUCTS

              Revenues from CXP were $84.9 million for the quarter this year, 20% higher than last year. CXP's operating earnings, net of minority interest, were $18.3 million for the quarter this year, 63% higher than last year's earnings. CXP's revenues for the current nine months were $256.5 million, 11% higher than last year. CXP's operating earnings, net of minority interest, were $53.2 million, a 38% improvement over results for the same period a year ago.


              CXP's record operating earnings resulted from improved results in each of its businesses as pricing and sales volumes improved for every product line.

CONTRACTING AND CONSTRUCTION SERVICES

              The following summarizes Contracting and Construction Services results for the quarter and fiscal year-to-date ended December 31, 1998 compared to the quarter and fiscal year-to-date ended December 31, 1997 (dollars in millions):

                                               Quarter          Quarter          Fiscal           Fiscal
                                                Ended            Ended        Year-to-Date     Year-to-Date
                                              12/31/98         12/31/97         12/31/98         12/31/97
                                            ------------     ------------     ------------     ------------
       Revenues                             $      335.2     $      246.2     $      999.3     $      708.1
       Operating Earnings                   $        3.7     $        2.5     $       11.4     $        4.7
       New Contracts Received               $        298     $        122     $      1,022     $        613
       Backlog of Uncompleted Contracts     $      1,182     $      1,019     $      1,182     $      1,019

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

              In October 1992, Martin County sued one of the Company's general contracting subsidiaries, Centex-Rooney Construction Co., Inc. ("Rooney"), alleging defects in the design and construction of the Martin County Courthouse in Stuart, Florida. Rooney was construction manager of the project. In July 1996, a judgment of $14.2 million was returned against Rooney, and in April 1997, Martin County also obtained a judgment of $3.2 million in attorney's fees and costs. The 4th District Court of Appeals affirmed the $14.2 million judgment, and Rooney filed an appeal with the Supreme Court of Florida. In August 1998, the Florida Supreme Court denied Rooney's petition for review and shortly thereafter, Rooney paid Martin County $17.35 million in satisfaction of the judgment. Rooney's appeal of the $3.2 million award was recently affirmed in large part (and reversed in small part) rendering Rooney liable for approximately $3.1 million. At this time, Rooney is prosecuting claims and lawsuits against subcontractors, their insurance carriers, and Rooney's own insurance carriers for recovery of the judgments, and settlements are underway. While there is no assurance that Rooney will recover from its subcontractors, their insurance carriers, and its own carriers, management believes that Rooney will be able to recover substantially all of both judgments. In any case, these judgments would not have a material impact on the financial condition of the Company.

YEAR 2000 COMPLIANCE

              The Company has a variety of operating systems, computer software applications, computer hardware equipment and other equipment with embedded electronic circuits, including applications that the Company uses in its administrative functions and in the operations of its various subsidiaries and business divisions (collectively, the "Systems"). Because resolution of Year 2000 issues is considered a priority of the Company, the Company created a Year 2000 Task Force to oversee the Company's Year 2000 compliance. The Task Force, consisting of members of the Company's management and accounting, financial planning, legal, and internal audit departments, has oversight of the information systems managers and other administrative personnel charged with implementing the Company's Year 2000 compliance program (collectively, the "Year 2000 Compliance Team").

              The Task Force has surveyed the Year 2000 Compliance Team regarding the Year 2000 compliance of the Systems. The surveys indicated that a small number of the Systems are not Year 2000 compliant. Affected Systems are primarily Systems that are not critical to the material operations of the Company and its subsidiaries. The Company and its subsidiaries have replaced several of these Systems and is in the process of replacing others. All non-compliant Systems will be replaced no later than the fourth quarter of fiscal 1999 (i.e. the quarter ending March 31, 1999). In substantially all of the cases, the replacement or upgrading of, or other changes to, the non-compliant Systems (i) has occurred or will occur for reasons unrelated to the non-compliance of the Systems and (ii) has not been accelerated as a result of the non-compliance of such Systems.

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

              The Task Force is currently developing its Year 2000 contingency plan. Additionally, in order to further confirm the Company's Year 2000 readiness, the Company has engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness. The contingency plan and the consulting firm's review will be completed by mid 1999.

              As a result of the Company's Year 2000 compliance program, the Company believes that it is highly unlikely that any interruption to its operations resulting from a compliance failure will have a material adverse effect on the Company's operations or financial condition. Achieving Year 2000 compliance is dependent on many factors, however, and some of these factors are not completely within the Company's control. Although the Company and its subsidiaries obtain information, materials and services from numerous sources and provide goods and services to numerous customers, the failure of these third-parties (including U.S. government agencies) to achieve Year 2000 readiness may adversely impact the Company's operations.

              The Company believes the most likely Year 2000 worst-case scenario would be the failure of some vendors, subcontractors or other third parties to achieve compliance, resulting in a slowdown of the Company's operations. The Company is not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance of third parties affecting the Company's operations, the Company will continue to survey its largest customers, subcontractors, and vendors.

         Year 2000 Forward-looking Statements

              Certain statements in this section, other than historical information, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties relative to the Company's ability to assess and remediate any Year 2000 compliance issues, the ability of third parties to correct material non-compliant systems, and the Company's assessment of the Year 2000 issue's impact on its financial results and operations.

STOCK REPURCHASES

              Since April 1998, the Company has repurchased 545,400 shares of common stock under its stock option-related repurchase program. The Company intends to continue to repurchase shares under this program.



FINANCIAL CONDITION AND LIQUIDITY

              Centex fulfills its short-term financing requirements with cash generated from its operations and funds available under its credit facilities. These credit facilities also serve as back-up lines for overnight borrowings under its uncommitted bank facilities and commercial paper program. In addition, CTX Mortgage Company has its own $1 billion of committed and $1.2 billion of uncommitted credit facilities to finance mortgages that are held during the period they are being securitized and readied for delivery against forward sale commitments. Centex Home Equity Corporation has its own $300 million of committed and $110 million of uncommitted credit facilities to finance sub-prime mortgages held until securitization.

              The $716.2 million increase in debt was primarily used to fund the increase in both residential mortgage loans and inventories. The increase in residential mortgage loans is primarily due to an increase in mortgage refinancing activity, which is attributed to continuing favorable mortgage interest rates.

              The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

              On December 31, 1998, Centex Real Estate Corporation, the home building subsidiary of Centex Corporation, purchased Calton Homes, Inc., the wholly-owned single-family home building subsidiary of Calton, Inc., for $48.1 million in cash and the assumption of about $20.5 million of bank debt. In addition, Calton agreed to provide consulting services to Centex Homes over a three-year period for $1.3 million annually. Calton Homes builds and sells single-family homes in central New Jersey. During its fiscal year ended November 30, 1997 Calton Homes delivered 226 homes at an average sales price of $277,000. Calton Homes' customers include second and third-time move-up as well as "active adult" home buyers. Management believes this acquisition will substantially increase the Company's presence in New Jersey and that Calton Homes' strong management team will help expand Centex's operations in the Northeast.

              Also during the quarter, Centex announced the formation of a new subsidiary, Centex Latin America, Inc., which will pursue investments with companies operating in Mexico and in other Latin American markets, including Argentina, Brazil and Chile.

              Favorable interest rates during the first nine months of fiscal 1999 continue to positively impact Centex's home sales and mortgage applications, and the Company's home building and financial services operations are on track to report record performances for fiscal 1999. Contracting and Construction Services operations are also expected to report strong results as well as CXP, which is positioned to post its fifth consecutive year of record results. Consequently, the Company expects fiscal 1999 earnings to significantly exceed the record levels posted in fiscal 1998.

FORWARD-LOOKING STATEMENTS

              The information contained in this Report includes forward-looking statements involving a number of risks and uncertainties. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. In addition to the factors discussed elsewhere in this document, other determinants that could cause actual results to differ include increases in short and/or long-term interest rates or a change in the relationship between short and long-term interest rates; business conditions; growth in the home building, investment real estate, financial services, construction products, and contracting and construction services industries in the local markets in which the Company through its subsidiaries conducts business and in the economy in general: competitive factors, governmental regulation and the cost and availability of raw materials. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development Company, L.P., and in the Annual Report on Form 10-K for Centex Construction Products, Inc., for the fiscal year ended March 31, 1998. Both reports are filed with the Securities and Exchange Commission.

                               CENTEX CORPORATION

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27.1 - Financial Data Schedule


         (b) Reports on Form 8-K

             1. Current Report on Form 8-K of Centex Corporation dated
                October 30, 1998.

             2. Current Report on Form 8-K of Centex Corporation dated
                December 9, 1998.


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


                                           CENTEX CORPORATION
                              -------------------------------------------
                                               Registrant


February 12, 1999                         /s/ David W. Quinn
                              -------------------------------------------
                                              David W. Quinn
                                            Vice Chairman and
                                         Chief Financial Officer
                                      (principal financial officer)


February 12, 1999                         /s/ Barry G. Wilson
                              -------------------------------------------
                                              Barry G. Wilson
                                                Controller
                                         (chief accounting officer)

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
                                   (unaudited)


                                                                For the Three Months Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                         1998                                              1997
                                      --------------------------------------------     -------------------------------------------
                                                                      3333 HOLDING                                    3333 HOLDING
                                                       CENTEX         CORPORATION                        CENTEX        CORPORATION
                                                     DEVELOPMENT           AND                         DEVELOPMENT         AND
                                        COMBINED     COMPANY, L.P.     SUBSIDIARY       COMBINED      COMPANY, L.P.    SUBSIDIARY
                                      -----------    ------------     ------------     -----------     -----------     -----------
Revenues                              $     5,694     $     5,653     $       194      $     9,228     $     9,123     $       310

Costs and Expenses                          5,681           5,262             572            6,194           6,069             330
                                      -----------     -----------     -----------      -----------     -----------     -----------

Earnings (Loss) Before Income Taxes            13             391            (378)           3,034           3,054             (20)

Income Taxes                                   --              --              --               --              --              --
                                      -----------     -----------     -----------      -----------     -----------     -----------

NET EARNINGS (LOSS)                   $        13     $       391     $      (378)     $     3,034     $     3,054     $       (20)
                                      ===========     ===========     ===========      ===========     ===========     ===========

NET EARNINGS (LOSS) PER UNIT/SHARE                    $      6.99     $      (378)                     $     94.67     $       (20)
                                                      ===========     ===========                      ===========     ===========

WEIGHTED-AVERAGE UNITS/
     SHARES OUTSTANDING                                    55,911           1,000                           32,260           1,000
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
                                   (unaudited)


                                                                 For the Nine Months Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                         1998                                              1997
                                      --------------------------------------------     -------------------------------------------
                                                                      3333 HOLDING                                     3333 HOLDING
                                                         CENTEX       CORPORATION                         CENTEX       CORPORATION
                                                       DEVELOPMENT        AND                           DEVELOPMENT        AND
                                        COMBINED      COMPANY, L.P.   SUBSIDIARY         COMBINED      COMPANY, L.P.    SUBSIDIARY
                                      -----------     ------------    ------------     -----------     ------------    -----------
Revenues                              $    19,774     $    19,385     $       951      $    16,063     $    15,748     $     1,059

Costs and Expenses                         19,732          18,559           1,735           11,890          11,635             999
                                      -----------     -----------     -----------      -----------     -----------     -----------

Earnings (Loss) Before Income Taxes            42             826            (784)           4,173           4,113              60

Income Taxes                                   --              --              --               --              --              --
                                      -----------     -----------     -----------      -----------     -----------     -----------

NET EARNINGS (LOSS)                   $        42     $       826     $      (784)     $     4,173     $     4,113    $         60
                                      ===========     ===========     ===========      ===========     ===========    ============

NET EARNINGS (LOSS) PER UNIT/SHARE                    $     15.65     $      (784)                     $    127.50    $         60
                                                      ===========     ===========                      ===========    ============

WEIGHTED-AVERAGE UNITS/
    SHARES OUTSTANDING                                     52,783           1,000                           32,260           1,000
                                                      ===========     ===========                      ===========    ============


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                       CONDENSED COMBINING BALANCE SHEETS
                             (dollars in thousands)


                                                        December 31, 1998*                            March 31, 1998**
                                             -----------------------------------------    -----------------------------------------
                                                                          3333 HOLDING                                 3333 HOLDING
                                                             CENTEX        CORPORATION                     CENTEX       CORPORATION
                                                           DEVELOPMENT        AND                        DEVELOPMENT       AND
                                              COMBINED    COMPANY, L.P.    SUBSIDIARY      COMBINED     COMPANY, L.P.   SUBSIDIARY
                                             ----------   -------------   ------------    ----------    -------------  ------------
ASSETS
   Cash                                      $      932     $      884     $       48     $      260     $      259     $        1
   Accounts Receivable                            1,953          1,128          1,451            976          8,552            761
   Notes Receivable -
      Centex Corporation and Subsidiaries            --             --             --          7,700             --          7,700
      Other                                       3,735          3,735             --          5,110          5,110             --
   Investment in Affiliate                           --             --          1,092             --             --            849
   Investment in Real Estate Joint Ventures         168            668            524          3,040          2,478            562
   Commercial Properties, net                     1,909          1,909             --          1,946          1,946             --
   Projects Under Development and
      Held for Sale                              92,338         90,413            901         41,265         40,815            450
   Property and Equipment, net                      258             96            162             88             --             88
   Other Assets                                   1,020            945             75            112            100             12
                                             ----------     ----------     ----------     ----------     ----------     ----------

                                             $  102,313     $   99,778     $    4,253     $   60,497     $   59,260     $   10,423
                                             ==========     ==========     ==========     ==========     ==========     ==========

LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
   Accounts Payable and Accrued
      Liabilities                            $    9,369     $    9,402     $     593      $    4,341     $    4,370     $    8,390
   Notes Payable -
      Centex Corporation and Subsidiaries         3,891             --         3,891           1,480             --          1,480
      Bank Development Facilities                28,711         28,711            --          13,821         13,821             --
                                             ----------     ----------     ---------      ----------     ----------     ----------
         Total Liabilities                       41,971         38,113         4,484          19,642         18,191          9,870

    Stockholders' Equity and
       Partners' Capital                         60,342         61,665          (231)         40,855         41,069            553
                                             ----------     ----------     ----------     ----------     ----------     ----------

                                              $ 102,313     $   99,778     $    4,253     $   60,497     $   59,260     $   10,423
                                              =========     ==========     ==========     ==========     ==========     ==========


*  Unaudited
** Condensed from audited financial statements.
See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                   For the Nine Months Ended December 31,
                                              --------------------------------------------------------------------------------
                                                               1998                                       1997
                                              ---------------------------------------   --------------------------------------
                                                                         3333 HOLDING                              3333 HOLDING
                                                              CENTEX     CORPORATION                   CENTEX      CORPORATION
                                                           DEVELOPMENT       AND                     DEVELOPMENT       AND
                                               COMBINED    COMPANY, L.P.  SUBSIDIARY     COMBINED   COMPANY, L.P.   SUBSIDIARY
                                              ----------   ------------  ------------   ----------  ------------   -----------
CASH FLOWS - OPERATING ACTIVITIES
    Net Earnings (Loss)                       $       42    $      826    $     (784)   $    4,173    $    4,113    $       60
    Net Change in Payables, Accruals
      and Receivables                              4,051        12,538        (8,487)        1,655        (1,999)        3,654
    Decrease (Increase) in Notes Receivable        1,375         1,375            --        (5,877)       (5,877)           --
    Decrease in Advances to Joint Venture          2,872         1,810            38           133           133            --
    (Increase) Decrease in Projects Under
      Development and Held for Sale              (51,073)      (49,598)         (451)        3,439         3,439            --
    Decrease in Commercial Properties, net            37            37            --            --            --            --
    Property and Equipment Additions, net           (170)          (96)          (74)           --            --            --
    Increase in Other Assets                        (908)         (845)          (63)         (100)         (100)           --
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                 (43,774)      (33,953)       (9,821)        3,423          (291)        3,714
                                              ----------    ----------    ----------    ----------    ----------    ----------

CASH FLOWS - FINANCING ACTIVITIES
    Increase (Decrease) in Notes Payable -
      Centex Corporation and Subsidiaries          2,411            --         2,411        (3,712)           --        (3,712)
      Other                                       14,890        14,890            --         4,751         4,751            --
    Decrease in Notes Receivable -
      Centex Corporation and Subsidiaries          7,700            --         7,700            --            --            --
    Capital Contributions                         19,445        19,688          (243)           --            --            --
    Capital Distributions                             --            --            --        (4,500)       (4,500)           --
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                  44,446        34,578         9,868        (3,461)          251        (3,712)
                                              ----------    ----------    ----------    ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                      672           625            47           (38)          (40)            2

CASH AT BEGINNING OF YEAR                            260           259             1           630           625             5
                                              ----------    ----------    ----------    ----------    ----------    ----------

CASH AT END OF PERIOD                         $      932    $      884    $       48    $      592    $      585    $        7
                                              ==========    ==========    ==========    ==========    ==========    ==========


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.
                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (unaudited)

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

(B) Holding entered into a services agreement in May 1987 with Centex Service Company ("CSC"), a wholly-owned subsidiary of Centex, whereby CSC provides certain tax, accounting, and other similar services for Holding at a fee of $2,500 per month. In April 1998, the service agreement was amended to also include certain real estate development and management services and the related fee was increased to $30,000 per month.

         In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7.7 million from Centex pursuant to a secured promissory note (the "Holding Note"). On May 29, 1998, the outstanding principal balance on the Holding Note was repaid. The Holding Note, which had a fluctuating balance during April and May 1998, bore interest, payable quarterly, at the prime rate of interest of NationsBank, N.A. plus 1%. Interest expense on the Holding Note during the nine months ended December 31, 1998 totaled $62,000.

         In 1987, Development loaned $7.7 million to a wholly owned subsidiary of Centex pursuant to an unsecured promissory note and related loan agreement. The note bore interest, payable quarterly, at the prime rate of interest of NationsBank, N.A. plus 7/8%. On May 29, 1998, the outstanding principal balance on the note was repaid. Interest income on the note totaled $116,000 for the nine months ended December 31, 1998.

         CDC sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $55,000 and $2.9 million for the quarter and nine months ended December 31, 1998, and $220,000 and $855,000 for the quarter and nine months ended December 31, 1997, respectively. Additionally, during the nine months ended December 31, 1997, the Partnership sold property located in Carrollton, Texas to Centex Homes for $2.9 million.

         During the current fiscal year, Centex Office Southpointe I, L.P., a subsidiary of CDC, executed a construction contract with one of Centex's construction subsidiaries in the amount of $9.4 million for the construction of a 140,000 square foot office building in Plantation, Florida, near Ft. Lauderdale. Additionally, during the current fiscal year, Centex Multi-Family Sheffield I, L.P., also a subsidiary of CDC, executed a construction contract with one of Centex's construction subsidiaries in the amount of $16.2 million for the construction of a 400-unit apartment project in Grand Prairie, Texas. During fiscal year 1998, Centex Multi-Family Company, L.P. ("Multi-Family"), a subsidiary of CDC, executed a construction contract with one of Centex's construction subsidiaries in the amount of $13.2 million for the construction of a 304-unit apartment project north of Dallas in The Colony, Texas.

         In April 1998, CDC acquired a 49% equity interest in an entity, which purchased real estate assets from a Centex subsidiary for $3.1 million.

(C) During fiscal year 1998, the partnership agreement governing CDC was amended to allow for the issuance of a new class of limited partnership units, Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets contributed by a limited partner, or by an individual or entity who is to be admitted as a limited partner. During the nine months ended December 31, 1998, Centex Homes, CDC's sole limited partner, contributed assets valued at $19.4 million in exchange for 19,445 Class C Units.

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):

                                                             For the Nine months Ended December 31, 1998
                                          ----------------------------------------------------------------------------------------
                                                                                                    3333 Holding Corporation
                                                         Centex Development Company, L.P.                 and Subsidiary
                                                       ------------------------------------   ------------------------------------
                                                        CLASS B      GENERAL      LIMITED                  CAPITAL IN
                                                         UNITS       PARTNERS     PARTNER'S     STOCK      EXCESS OF     RETAINED
                                           COMBINED     WARRANTS     CAPITAL      CAPITAL      WARRANTS    PAR VALUE     EARNINGS
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
           Balance at March 31, 1998      $   40,855   $      500   $      767   $   39,802   $        1   $      800   $     (248)

           Capital Contributions              19,445           --          325       19,445           --           --           --

           Net Earnings                           42           --           --          826           --           --         (784)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
           BALANCE AT DECEMBER 31, 1998   $   60,342   $      500   $    1,092   $   60,073   $        1   $      800   $   (1,032)
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

         The Partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals. No preference payments were made during the three months or nine months ended December 31, 1998. Preference payments in arrears at December 31, 1998 for Class A and Class C limited partners amounted to $6.3 million and $1.3 million, respectively, and Unrecovered Capital for Class A and Class C limited partners aggregated approximately $59.8 million.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                      AND CENTEX DEVELOPMENT COMPANY, L.P.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

              On a combined basis, revenues for the quarter and nine months ended December 31, 1998 totaled $5.7 million and $19.8 million, respectively compared to $9.2 million and $16.1 million for the same periods of the prior year. Revenues during the current year periods resulted primarily from the sale of single family homes in New Jersey and residential property in Texas and Florida. Revenues for the three and nine month periods ended December 31, 1997 resulted primarily from the sale of commercial property in Texas and residential property in Texas and Florida.

              The Companies had combined net earnings for the quarter and nine months ended December 31, 1998 of $13,000 and $42,000, respectively, compared to combined net earnings of $3.0 million and $4.2 million for the quarter and nine months ended December 31, 1997, respectively. Margins on real estate sales for the nine months ended December 31, 1998 were 5.6% versus 27.8% for the nine months ended December 31, 1997.

YEAR 2000 COMPLIANCE

              The Companies have a variety of operating systems, computer software applications, computer hardware equipment, and other equipment with embedded electronic circuits. Pursuant to the services agreement Holding has with Centex Service Company ("CSC"), Year 2000 compliance issues are being addressed by a Year 2000 Task Force Team comprised of key personnel in the management information systems, legal, internal audit and accounting areas of Centex as well as by management of the Companies. Since fiscal year 1997, the Companies have been engaged in an ongoing process of identifying, evaluating, and implementing changes to their systems in order to ensure Year 2000 compliance. As a result of this process, a small number of systems were identified as being unable to interpret dates after December 31, 1999. In all of the cases, the replacement or upgrading of the non-compliant systems has already occurred as part of their normal ongoing systems updating.

              The Companies have engaged the services of a third-party consulting firm to evaluate their Year 2000 readiness. It is anticipated that the evaluation will be concluded during the March 1999 quarter.

              Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Companies' control. The Companies obtain information, materials, and services from numerous sources, and provide goods and services to numerous customers. The failure of these third parties (including U.S. state and local governments and agencies) to achieve Year 2000 readiness could adversely affect the Companies' financial condition and results of operations. In order to address the potential non-compliance by third parties, the Companies will continue to survey their largest customers, contractors and vendors.

              Year 2000 Forward-looking Statements

                  Certain statements in this section, other than historical information, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties relative to the Companies' ability to assess and remediate any Year 2000 compliance issues, the ability of third parties to correct material non-compliant systems, and the Companies' assessment of the Year 2000 issue's impact on their financial results and operations.

LIQUIDITY AND CAPITAL RESOURCES

              During the nine months ended December 31, 1998, 19,445 Class C Preferred Partnership Units were issued in exchange for assets valued at $19.4 million. The revenues, earnings and liquidity of the Companies for the next 12 to 18 months will be largely dependent on future real estate and home sales, the timing of which are uncertain. Commercial development operations have recently been initiated and are not anticipated to provide a significant source of earnings or liquidity for approximately 18 months.

              The Companies believe that they will be able to provide or obtain the necessary funding for their current operations and future expansion needs. The ability of the Partnership to obtain external debt or equity capital is subject to the partnership agreement (as amended) governing the Partnership.

FORWARD-LOOKING STATEMENTS

              The information contained in this Report includes forward-looking statements involving a number of risks and uncertainties. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates, or expectations. In addition to the factors discussed elsewhere in this document, other determinants that could cause actual results to differ include increases in short and/or long-term interest rates or a change in the relationship between short and long-term interest rates; business conditions; growth in the investment real estate industry in the local markets in which the Companies conduct business and in the economy in general: competitive factors, and governmental regulation. These and other factors are described in the Joint Annual Report on Form 10-K of Centex Corporation and 3333 Holding Corporation and Centex Development, L.P. for the fiscal year ended March 31, 1998, which is filed with the Securities and Exchange Commission.

                            3333 HOLDING CORPORATION
                        CENTEX DEVELOPMENT COMPANY, L.P.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

             Exhibit 27.1 - Financial Data Schedule
             Exhibit 27.2 - Financial Data Schedule
             Exhibit 27.3 - Financial Data Schedule


         (b) Reports on Form 8-K

             The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.


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



                                               3333 HOLDING CORPORATION
                                     ------------------------------------------
                                                      Registrant



February 12, 1999                               /s/ Richard C. Decker
                                     ------------------------------------------
                                                  Richard C. Decker
                                        President and Chief Executive Officer
                                            (principal executive officer)


February 12, 1999                               /s/ Kimberly A. Pinson
                                     ------------------------------------------
                                                  Kimberly A. Pinson
                                       Vice President, Treasurer and Controller
                                           (principal financial officer and
                                              chief accounting officer)

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


                                          CENTEX DEVELOPMENT COMPANY, L.P.
                                      -----------------------------------------
                                                     Registrant
                                         By: 3333 Development Corporation,
                                                  General Partner


February 12, 1999                                /s/ Richard C. Decker
                                      -----------------------------------------
                                                 Richard C. Decker
                                       President and Chief Executive Officer
                                           (principal executive officer)


February 12, 1999                                /s/ Kimberly A. Pinson
                                      -----------------------------------------
                                                 Kimberly A. Pinson
                                      Vice President, Treasurer and Controller
                                            (principal financial officer
                                           and chief accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number       Description
-------      -----------
 27.1    -   Financial Data Schedule - Centex Corporation
 27.2    -   Financial Data Schedule - 3333 Holding Corporation
 27.3    -   Financial Data Schedule - Centex Development Company, L.P.