Form 10-K405
period 1999-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1999-06-22
CIK 18532, 818762, 818764

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                                            NAME OF EACH                                                      NAME OF EACH
                                          EXCHANGE ON WHICH                                                 EXCHANGE ON WHICH
       TITLE OF EACH CLASS                   REGISTERED                 TITLE OF EACH CLASS                   REGISTERED
       -------------------                ----------------              -------------------               -----------------
                        CENTEX CORPORATION                                              3333 HOLDING CORPORATION
          COMMON STOCK                 NEW YORK STOCK EXCHANGE               COMMON STOCK                NEW YORK STOCK EXCHANGE
        ($.25 PAR VALUE)                                                   ($.01 PAR VALUE)
                                      THE LONDON STOCK EXCHANGE                                         THE LONDON STOCK EXCHANGE
                                               LIMITED                                                           LIMITED

                                                                                    CENTEX DEVELOPMENT COMPANY, L.P.
                                                                    WARRANTS TO PURCHASE                 NEW YORK STOCK EXCHANGE
                                                                    CLASS B UNITS OF
                                                                    LIMITED PARTNERSHIP                 THE LONDON STOCK EXCHANGE
                                                                    INTEREST EXPIRING                            LIMITED
                                                                    NOVEMBER 30, 2007

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

      The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on June 1, 1999 was approximately $2.2 billion.

      Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on June 1, 1999:

Centex Corporation                   Common Stock                                      59,441,124 shares
3333 Holding Corporation             Common Stock                                           1,000 shares
Centex Development Company, L.P.     Class A Units of Limited Partnership Interest         32,260 units
Centex Development Company, L.P.     Class C Units of Limited Partnership Interest         26,987 units

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.III and B.III of this Report:

(a) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 22, 1999.
================================================================================

                             JOINT ANNUAL REPORT ON
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                       CENTEX CORPORATION AND SUBSIDIARIES
                                       AND
                     3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                           JOINT EXPLANATORY STATEMENT

              On November 30, 1987, Centex Corporation ("Centex" or the "Company") distributed as a dividend (the "Distribution") to its stockholders (through a nominee, the "Nominee") all of the issued and outstanding shares of the common stock, par value $.01 per share ("Holding Common Stock"), of 3333 Holding Corporation, a Nevada corporation ("Holding"), and 900 warrants (the "Stockholder Warrants") to purchase Class B Units of limited partnership interest in Centex Development Company, L.P., a Delaware limited partnership (the "Partnership"). Pursuant to an agreement with the Nominee (the "Nominee Agreement"), the Nominee is the record holder of the Stockholder Warrants and 1,000 shares of Holding Common Stock, which constitute all of the issued and outstanding capital stock of Holding, on behalf of and for the benefit of persons who are from time to time the holders of the common stock, par value $.25 per share ("Centex Common Stock"), of Centex ("Centex Stockholders"). Each Centex Stockholder owns a beneficial interest in that portion of the 1,000 shares of Holding Common Stock and the Stockholder Warrants that the total number of shares of Centex Common Stock held by such stockholder bears to the total number of shares of Centex Common Stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each Centex Stockholder's beneficial interest in such pro rata portion of the shares of Holding Common Stock and the Stockholder Warrants is represented by the certificate or certificates evidencing such Centex Stockholder's Centex Common Stock, and is currently tradeable only in tandem with, and as a part of, each such Centex Stockholder's Centex Common Stock. The tandem securities are listed and traded on the New York Stock Exchange and The London Stock Exchange Limited and are registered with the Securities and Exchange Commission (the "Commission") separately under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Holding and the Partnership were each organized in 1987 in connection with the distribution. 3333 Development Corporation, a wholly-owned subsidiary of Holding ("Development"), holds a 1% interest in, and is the sole general partner of, the Partnership. Centex indirectly owns 100% of the Class A Units and 100% of the Class C Units of limited partnership interest in the Partnership, which units are collectively convertible into 20% of the Class B Units of limited partnership in the Partnership. Please refer to the ownership chart on page 3.

              At present, Centex, Holding and the Partnership have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. PART A of this Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "Report") relates to Centex and its subsidiaries. PART B of this Report relates to Holding (and its subsidiary, Development) and to the Partnership.

              This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 1999 annual meetings of stockholders. For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination.

Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (F) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 58-60 of this Report.

For a description of this ownership chart, please see the Joint Explanatory Note on the previous page.

                                OWNERSHIP CHART

                              PUBLIC STOCKHOLDERS
                              -------------------


       CENTEX CORPORATION                               NOMINEE
       ------------------                               -------


                                                          [5]


   OTHER          INTERMEDIATE                        3333 HOLDING
SUBSIDIARIES      SUBSIDIARIES[1]                [2]  CORPORATION
------------      ------------                        ------------




                                                         3333
                  CENTEX HOMES                        DEVELOPMENT
                  ------------                        CORPORATION
                                                      -----------

                           [3]                        [4]

                                       CENTEX
                                     DEVELOPMENT
                                    COMPANY, L.P.
                                    -------------


1. Warrants to purchase 100 Class B Units

2. Warrants to purchase 900 Class B Units

3. 32,260.085 (100%) Class A Units and 26,986.515 (100%) Class C Units
   collectively convertible into 20% of total Class B Units

4. 100% General Partnership Interest (representing a 1% partnership interest)

5. 1,000 Shares (100%) of Holding Common Stock

                                TABLE OF CONTENTS

FORM 10-K

                                                                                                                   PAGE
                                                                                                                   ----
JOINT EXPLANATORY STATEMENT  .........................................................................................2

PART A.                                     CENTEX CORPORATION AND SUBSIDIARIES
-------
                                                          PART I
Item  1.          Business   .........................................................................................6
Item  2.          Properties ........................................................................................24
Item  3.          Legal Proceedings   ...............................................................................25
Item  4.          Submission of Matters to a Vote of Security Holders  ..............................................25


                                                          PART II
Item  5.          Market for Registrant's Common Equity and Related Stockholder Matters .............................27
Item  6.          Selected Financial Data ...........................................................................28
Item  7.          Management's Discussion and Analysis of Financial Condition and Results of Operations .............29
Item  7A.         Quantitative and Qualitative Disclosures about Market Risk ........................................39
Item  8.          Financial Statements and Supplementary Data .......................................................41
Item  9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............69


                                                         PART III
Item 10.          Directors and Executive Officers of the Registrant ................................................69
Item 11.          Executive Compensation ............................................................................69
Item 12.          Security Ownership of Certain Beneficial Owners and Management ....................................69
Item 13.          Certain Relationships and Related Transactions ....................................................69


                                                          PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................70
SIGNATURES ..........................................................................................................71

                                   ----------

PART B.               3333 HOLDING CORPORATION AND SUBSIDIARY AND
-------            CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                                                                                                                   PAGE
                                                                                                                   -----
                                                         PART I
Item  1.         Business  .........................................................................................72
Item  2.         Properties  .......................................................................................76
Item  3.         Legal Proceedings  ................................................................................79
Item  4.         Submission of Matters to a Vote of Security Holders  ..............................................79

                                                        PART II

Item  5.         Market for Registrants' Common Equity and Related Stockholder Matters .............................80
Item  6.         Selected Financial Data ...........................................................................82
Item  7.         Management's Discussion and Analysis of Financial Condition and Results of Operations .............83
Item  7A.        Quantitative and Qualitative Disclosures about Market Risk  .......................................86
Item  8.         Financial Statements and Supplementary Data........................................................87
Item  9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............101


                                                        PART III
Item 10.         Directors and Executive Officers of the Registrant.................................................102
Item 11.         Executive Compensation ............................................................................105
Item 12.         Security Ownership of Certain Beneficial Owners and Management ....................................106
Item 13.         Certain Relationships and Related Transactions  ...................................................109


                                                        PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................110
SIGNATURES .........................................................................................................112

                                   ----------

INDICES TO EXHIBITS

  CENTEX CORPORATION AND SUBSIDIARIES ..............................................................................114
  3333 HOLDING CORPORATION AND SUBSIDIARY ..........................................................................117
  CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES ................................................................119

                                     PART A.

                       CENTEX CORPORATION AND SUBSIDIARIES


PREFATORY STATEMENT

       PART A of this Report includes information relating to Centex Corporation and subsidiaries ("Centex" or the "Company"), File No. 1-6776. Please refer to the Joint Explanatory Statement on page 2 of this Report. References to Centex or the Company in this Report include Centex and its subsidiaries unless the context otherwise requires. Please refer to PART B of this Report for information relating separately to 3333 Holding Corporation ("Holding") and its subsidiary, 3333 Development Corporation ("Development"), and to Centex Development Company, L.P. and subsidiaries ("Partnership").


                                     PART I

ITEM 1.  BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

       Centex is incorporated in the State of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock"), began trading publicly in 1969. As of June 1, 1999, 59,441,124 shares of Centex Common Stock, which are traded on the New York Stock Exchange ("NYSE") and The London Stock Exchange Limited, were outstanding.

       Since its founding in 1950 as a Dallas, Texas-based residential and commercial construction company, Centex has evolved into a multi-industry company. Centex currently operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products and Contracting and Construction Services. A brief overview of each segment is provided below and a more detailed discussion of each segment is provided later in this section.

       Centex's Home Building business has expanded to include both Conventional Homes and Manufactured Homes. Centex is one of the nation's largest home builders. Centex's Conventional Homes operations currently involve the construction and sale of single-family homes, town homes and low-rise condominiums and also include the purchase and development of land. Centex has participated in the conventional home building business since 1950. Centex entered the Manufactured Homes business during March 1997 when Centex Real Estate Corporation ("Real Estate") acquired approximately 80% of Cavco Industries, LLC. As used herein, "Cavco" refers to the manufactured housing group of the Company, which includes the manufacture of quality residential and park model homes and their sale through company-owned retail outlets and through a network of independent dealers.

       Centex's Investment Real Estate operations involve the acquisition, development and sale of land, the development of industrial, office, retail and other commercial projects and apartment complexes.

       Centex's Financial Services operations include mortgage origination and other related services on homes sold by Centex subsidiaries and by third parties, including home equity and sub-prime lending. Centex has been in the mortgage banking business since 1973.

       Centex's involvement in the Construction Products business started in 1963 when it began construction of its first cement plant. Since that time, this segment has expanded to include additional cement production and distribution facilities and the production, distribution and sale of gypsum wallboard, readymix concrete and aggregates. During the quarter ended June 30, 1994, Centex Construction Products, Inc. ("Construction Products") completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP." Primarily as a result of Construction Products's repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest increased to more than 50%. Due to additional stock repurchases by Construction Products, Centex's ownership interest increased to 60.6% as of March 31, 1999. Accordingly, Construction Products's fiscal 1999, 1998 and 1997 financial results have been consolidated with those of Centex.

       Centex entered the Contracting and Construction Services business in 1966 with the acquisition of a Dallas-based contractor that had been in business since 1936. Additional significant acquisitions of construction companies were made in 1978, 1982, 1987 and 1990. Centex currently ranks among the nation's largest general building contractors. The contracting and construction activities of the Company involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

       In fiscal 1988, Centex established Centex Development Company. Please refer to PART B of this Report for a discussion of the business of the Partnership.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       Note (I) of the Notes to Consolidated Financial Statements of Centex on pages 60-64 of this Report contain additional information about the Company's business segments for the years ended March 31, 1999, 1998 and 1997.

                        NARRATIVE DESCRIPTION OF BUSINESS

HOME BUILDING

CONVENTIONAL HOMES

       Centex Homes, Centex's conventional home building operation, is primarily involved in the purchase and development of land or lots and the construction and sale of single-family homes, town homes and low-rise condominiums. Centex Homes operations are currently involved in 299 neighborhoods in 64 different markets. Centex Homes is one of the leading U.S. builders of single-family detached homes, as measured by the number of units produced in a calendar year. Centex Homes is also the only company to rank among the nation's top 10 home builders for each of the past 30 years according to Professional Builder magazine. Centex Homes sells to both first-time and move-up buyers. Approximately 91% of the houses Centex Homes sells are single-family detached homes and the remainder are town homes and low-rise condominiums.

Markets

         Centex Homes follows a strategy of reducing exposure to local market volatility by spreading operations across geographically and economically diverse markets. Centex Homes currently builds in 64 market areas in 19 states and in Washington, D. C. The markets are listed below by geographic areas.

       WEST                California -
                             Vallejo/Fairfield/Napa                          Visalia/Tulare/Porterville
                             Oakland                                         Riverside/San Bernardino
                             San Francisco                                   Orange County
                             Sacramento                                      Los Angeles/Long Beach
                             Bakersfield                                     Ventura
                             Fresno                                          San Diego
                           Washington State -                              Oregon -
                             Seattle/Bellevue/Everett                        Portland/Vancouver
                             Tacoma                                          Salem
                           Reno, Nevada                                      Eugene

       MIDWEST             Chicago, Illinois                               Ohio -
                           Minneapolis/St. Paul, Minnesota                   Akron
                           Indianapolis, Indiana                             Canton/Massillon
                           Colorado -                                        Cincinnati
                             Denver                                          Cleveland/Lorain/Elyria
                             Boulder/Longmont                                Columbus
                                                                             Dayton/Springfield
                                                                             Hamilton/Middletown
                                                                             Toledo
                                                                             Youngstown/Warren

       EAST                North Carolina -                                Virginia -
                             Charlotte/Gastonia/Rock Hill                    Richmond/Petersburg
                             Raleigh/Durham/Chapel Hill                      Norfolk/Virginia Beach/Newport
                           South Carolina -                                New Jersey -
                             Columbia                                        Trenton
                             Greenville/Spartanburg/Anderson                 Middlesex/Somerset/Hunterdon
                             Charleston/N. Charleston                        Monmouth/Ocean
                           Nashville, Tennessee                            Washington, D.C.
                           Atlanta, Georgia

       SOUTHEAST           Florida -
                               Jacksonville                                  Naples
                               Daytona Beach                                 Ft. Myers/Cape Coral
                               Tampa/St. Petersburg/Clearwater               West Palm Beach/Boca Raton
                               Sarasota/Bradenton                            Melbourne/Titusville
                               Orlando                                       Ft. Lauderdale
                               Lakeland/Winter Haven                         Miami

       SOUTHWEST           Texas -                          Phoenix/Mesa, Arizona
                               Dallas                       Albuquerque, New Mexico
                               Ft. Worth/Arlington
                               Houston
                               Austin/San Marcos
                               San Antonio

       In fiscal 1999, Centex Homes closed 14,792 houses, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $54,000 to about $1.1 million with the average sale price being approximately $185,700.

       Centex Homes's policy has been to acquire land with the intent to complete the sale of housing units within approximately 24 to 36 months from the date of acquisition. Generally this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed.

       Centex Homes has acquired a substantial amount of its finished and partially improved lots and land under option agreements that are exercised over specified time periods, or in certain cases, as the lots are needed. The purchase of finished lots generally allows Centex Homes to shorten the lead time to commence construction and reduces the risks of unforeseen improvement costs and volatile market conditions.

         Summarized below by geographic area are Centex Homes's home closings, sales (orders) backlog and sales (orders) for the five fiscal years ended March 31, 1999.

                                   For the Fiscal Years Ended March 31,
                         -------------------------------------------------------
                          1999        1998        1997        1996        1995
                         -------     -------     -------     -------     -------
CLOSINGS (IN UNITS):
 West                      3,060       2,964       2,955       2,347       2,454
 Midwest                   2,062       1,147       1,337       1,276       1,283
 East                      3,309       2,650       2,875       2,804       2,921
 Southeast                 2,582       2,400       2,334       2,241       2,632
 Southwest                 3,779       3,257       3,606       3,302       3,674
                         -------     -------     -------     -------     -------
                          14,792      12,418      13,107      11,970      12,964
                         =======     =======     =======     =======     =======

AVERAGE SALES
PRICE (IN 000'S)         $   186     $   183     $   172     $   164     $   159
                         =======     =======     =======     =======     =======

SALES (ORDERS) BACKLOG, AT THE END OF PERIOD (IN UNITS):
 West                        921         991         968         980         603
 Midwest                   1,355         433         441         652         442
 East                      1,392         963         861       1,121         918
 Southeast                 1,500       1,136         919       1,106         892
 Southwest                 1,624       1,393       1,119       1,674       1,132
                         -------     -------     -------     -------     -------
                           6,792       4,916       4,308       5,533       3,987
                         =======     =======     =======     =======     =======

                                      For the Fiscal Years Ended March 31,
                              --------------------------------------------------
                               1999       1998       1997       1996       1995
                              ------     ------     ------     ------     ------
 SALES (ORDERS) (IN UNITS):
  West                         2,990      2,987      2,943      2,724      2,301
  Midwest                      2,515      1,139      1,126      1,486      1,103
  East                         3,466      2,752      2,615      3,007      2,560
  Southeast                    2,950      2,617      2,147      2,455      2,137
  Southwest                    4,010      3,531      3,051      3,844      3,055
                              ------     ------     ------     ------     ------
                              15,931     13,026     11,882     13,516     11,156
                              ======     ======     ======     ======     ======

Competition and Other Factors

         The conventional housing industry is essentially a "local" business and is highly competitive. Centex Homes competes in each of its market areas with numerous other homebuilders. Centex Homes's operations account for approximately 1% of the total housing starts in the United States. The main competitive factors affecting Centex Homes operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and reputation. Management believes that Centex Homes competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

         The home building industry is cyclical and is particularly affected by changes in local economic conditions and in long-term and short-term interest rates and, to a lesser extent, changes in property taxes and energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environment affects both the demand for housing constructed by Centex Homes and Centex Homes's cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

         The housing industry is subject to extensive and complex regulations. Centex Homes and its subcontractors must comply with various federal, state and local laws and regulations including worker health and safety, zoning, building, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment ("Environmental Laws"), including the protection of endangered species. Centex Homes is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to building materials to be used and building designs. Centex Homes's houses are inspected by local authorities. All of the foregoing regulatory requirements are applicable to all home building companies, and to date, compliance with the foregoing requirements has not had a material impact on Centex Homes. Centex Homes believes that it is in material compliance with these requirements.

         Centex purchases materials, services and land from numerous sources and believes that it can deal effectively with any problems it may experience relating to the supply or availability of materials and services as well as land.

MANUFACTURED HOMES

         Cavco operations include the manufacture of quality residential and park model homes and the sale thereof through company-owned retail outlets and a network of independent dealers. The Company entered the manufactured homes industry in March 1997, when Real Estate acquired approximately 80% of the predecessor of Cavco Industries, LLC for a total of $74.3 million. During February 1998, Cavco purchased substantially all of the assets of AAA Homes, Inc., Arizona's largest manufactured homes retailer, marking Cavco's entry into the retailing of manufactured homes.

Markets

         Cavco is the largest producer of manufactured homes in Arizona and New Mexico as well as the nation's largest producer of park model homes, having built 6,275 manufactured housing units during the fiscal year ended March 31, 1999. Cavco currently operates three manufactured housing plants in the Phoenix area, a plant in Belen, New Mexico that opened August 1997, and a plant in central Texas, that opened in January 1999.

         Cavco sells its manufactured homes through company-owned retail outlets and a network of independent dealers. As of March 31, 1999, Cavco had its products in approximately 364 outlets in 11 states, Canada and Japan, of which there were approximately 155 in Arizona, 58 in New Mexico, 50 in Texas, 34 in Colorado, 26 in California, 25 in Utah, 4 in Nevada, 4 in Washington, 2 each in Wyoming, Idaho, and Oregon, 1 in Canada and 1 in Japan. Twenty-two of these outlets are company-owned, 13 of which sell Cavco's product exclusively: 11 in Arizona, 7 in Texas, 3 in New Mexico and 1 in Colorado. In addition, Cavco is selling its products exclusively at its first manufactured home community development in New Mexico. Many of Cavco's independent dealers operate more than one retail outlet. Most of Cavco's independent dealers sell competing products, although from time to time Cavco also may enter into exclusive agreements with certain dealers. The independent dealers set their own retail prices of Cavco's manufactured homes.

         Cavco's dealers finance their purchase of manufactured homes through floor plan financing arrangements with third-party lenders. Generally, Cavco receives a commitment from the dealer's lender for each order, which is earmarked for the home ordered, identified by its serial number. Cavco then manufactures the home and ships it at the dealer's expense. Payment is due from the third-party floor plan lender upon the dealer's notice of delivery and acceptance of the product. The length of time it takes to manufacture and ship a home after an order is placed varies according to Cavco's backlog.

         Cavco is contingently liable under terms of repurchase agreements with the third-party lenders that provide dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of the manufacturer's products in the event that the dealer defaults on payments. The risk of loss is spread over numerous dealers and financing institutions and is further offset by the resale value of repurchased units. Cavco has not incurred any significant losses from these arrangements since its inception.

         Cavco extends a limited warranty to original retail purchasers of its manufactured homes. Cavco warrants structural components for 12 months and nonstructural components for 90 days. Its warranty does not extend to installation, setup or appliances. Appliances are warranted by their original manufacturer.

         Cavco's backlog of firm orders for manufactured homes as of March 31, 1999 was approximately $13.4 million (526 units) and $6.4 million (300 units) as of March 31, 1998. Cavco currently requires six to eight weeks, on average, to fill an order. Cavco anticipates that the entire backlog at March 31, 1999 will be filled during the next fiscal year.

Competition and Other Factors

         Cavco estimates that there are seven other manufacturers competing for a significant share of the Arizona and New Mexico markets. Cavco believes that its business (based on total sales) represents an approximate 31% share of the Arizona market, 17% share of the New Mexico market and smaller shares of the market in other states in which it does business. Cavco believes the principal factors affecting competition in the manufactured housing market are price, design, product quality and reliability, distribution network, retail financing and brand recognition.

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

INVESTMENT REAL ESTATE

         In September 1995, the Company acquired certain equity interests in Vista Properties, Inc. ("Vista") for a net investment of approximately $85 million in cash. At the time of the acquisition, Vista owned a real estate portfolio of properties located in seven states in which the Company has significant operations. Vista's real property portfolio generally consisted of land zoned, planned or developed for single- and multi-family residential, office, retail, industrial and other commercial uses. During the quarter ended June 30, 1996, Real Estate completed a business combination transaction and reorganization with Vista where Vista acquired Real Estate's assets and operations in return for 12.4 million shares of Vista. Immediately following the closing of the acquisition, Vista changed its name to Centex Real Estate Corporation. As a result of the combination, the value of assets received exceeded their costs to Real Estate; accordingly, Centex's Investment Real Estate portfolio and related assets, valued in excess of $125 million, were reduced to a nominal "book basis." Accordingly, as these properties are developed or sold, the net sales proceeds are reflected as operating margin. "Negative Goodwill" recorded as a result of the business combination is being amortized to earnings over approximately seven years.

         As of March 31, 1999, the Investment Real Estate Group's property portfolio consisted of land located in nine states: Texas, New Jersey, Florida, North Carolina, California, Tennessee, Virginia, Massachusetts and Colorado. The Company has major Conventional Homes operations in each of the markets where Vista owns substantial property.

         The land held, by state, at March 31, 1999 is set forth in the following table:

                           State                     Acres                              Zoning
                 ---------------------------      -----------            ----------------------------------------
                 Texas                                    955            Industrial, Office, Retail & Residential
                 New Jersey                               456            Industrial, Office & Residential
                 Florida                                  327            Industrial, Office, Retail & Residential
                 North Carolina                           222            Industrial, Office & Residential
                 California                               168            Industrial, Office & Residential
                 Tennessee                                 39            Residential
                 Virginia                                  49            Residential
                 Massachusetts                              7            Industrial
                 Colorado                                   3            Residential
                                                  -----------
                                                        2,226
                                                  ===========

         At March 31, 1999, the Investment Real Estate Group also owned either directly, through interests in joint ventures, or through its ownership of a limited partner interest in Centex Development Company, L.P., two multi-family communities totaling 476 units located in The Colony and College Station, Texas, as well as a 38,000 square foot industrial building in Charlotte, North Carolina. During fiscal 1999, Centex Development Company, L.P. began construction on a 400-unit apartment complex in Grand Prairie, TX and 633,000 square feet of industrial and office space located in Florida, California, and North Carolina. All of the projects under construction at March 31, 1999 are scheduled for completion during fiscal 2000. Many of the areas targeted for development include land owned by the Company or its affiliates.

         The Investment Real Estate Group is involved in the acquisition, development and sale of land, the development of industrial, retail, office and other commercial projects, and apartment complexes.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional and manufactured homes, home equity and sub-prime lending and the sale of title and various insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others.

 Conforming Mortgage Banking

         CTX Mortgage Company ("CTX Mortgage") was established in 1973 to provide mortgage financing for homes built by Centex Homes. The opening of CTX Mortgage offices in substantially all of Centex Homes's housing markets has enabled it to consistently provide mortgage financing for an average of 73.4% of the homes built by Centex Homes ("Builder Loans") over the past five years. In 1985, CTX Mortgage expanded its operations to include third-party loans ("Retail Loans") that are not associated with the sale of homes built by Centex. At March 31, 1999, CTX Mortgage had 251 offices located in 38 states. The offices vary in size depending on loan volume in each locality.

         The unit breakdown of Builder and Retail Loans for CTX Mortgage for the five years ended March 31, 1999 are set forth in the following table:

                                                     For the Fiscal Years Ended March 31,
                                           ------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                           ------      ------      ------      ------      ------
   LOAN TYPES:
     Builder                                9,882       8,748       9,483       8,440       8,503
     Retail                                66,496      44,096      33,579      32,706      28,523
                                           ------      ------      ------      ------      ------
                                           76,378      52,844      43,062      41,146      37,026
                                           ======      ======      ======      ======      ======

   ORIGINATION VOLUME (IN BILLIONS)        $ 10.1      $  6.7      $  5.2      $  4.9      $  4.2

   PERCENT OF CENTEX CLOSINGS FINANCED         70%         75%         77%         75%         70%

         CTX Mortgage provides mortgage origination and other mortgage related services for Federal Housing Administration ("FHA"), Department of Veterans' Affairs ("VA") and conventional loans on homes built and sold by the Company or by others, as well as resale homes. CTX Mortgage's loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the conventional loans qualify for inclusion in guaranteed programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Such loans are known in the industry as "conforming" loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage or private investors who subsequently purchase the loans on a whole loan basis or are funded by private investors who pay a broker fee to CTX Mortgage for referring a loan.

         CTX Mortgage's principal sources of income are from loan origination fees, revenues from sale of servicing rights, positive carry (discussed below) and marketing gains and losses. Generally, CTX Mortgage sells its right to service the mortgage loans to various loan servicing companies, and therefore retains no mortgage servicing rights. CTX Mortgage enters into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to its customers at a specified price and period. By selling the mortgages for future delivery at a specified price, the interest rate risk is mitigated.

         CTX Mortgage borrows money at short-term rates to fund its mortgage loans. During the 30- to 60-day period between the closing of a loan and delivery of the loan to the purchaser, CTX Mortgage earns the interest accrued on the mortgage, which is normally a higher interest rate than the rate paid on the short-term loans used to fund the mortgage during this 30- to 60-day holding period. This positive spread between the long-term interest rate earned and the short-term interest rate paid is referred to as "positive carry," and generally represents an important source of income.

         CTX Mortgage also participates in joint-venture agreements with third-party home builders to provide mortgage originations for homes built by the home builders. At March 31, 1999, CTX Mortgage has 21 of these agreements, operating in 59 offices in eleven states.

Home Equity and Sub-Prime Lending

         Centex Credit Corporation, a Nevada corporation doing business as Centex Home Equity Corporation ("Home Equity"), is a Fannie Mae approved sub-prime mortgage lender formed in fiscal 1995 and engages in the origination of primarily non-conforming home equity loans. The sub-prime lending market is comprised of borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including credit histories that may limit such borrower's access to credit or the borrower's need for specialized loan products. In the first calendar quarter of 1997, Home Equity operations underwent a reorganization and hired a new management team. Since its inception, Home Equity has focused on lending to individuals who have substantial equity in their homes but have impaired or limited credit histories. Home Equity's mortgage loans to these borrowers are made for such purposes as debt consolidation, refinancing, home improvement or educational expenses. Substantially all of Home Equity's mortgage loans are secured by first or second mortgage liens on one- to four-family residences, and have amortization schedules ranging from five years to 30 years.

         At March 31, 1999, Home Equity had 124 offices doing business in 48 states. Home Equity originates home equity loans through four major origination sources: 1) retail branch network, 2) broker referral network, 3) referrals from its affiliated conforming mortgage company, CTX Mortgage, and 4) Home Equity's direct sales unit, which sources loans through telemarketing and direct mail efforts.

         The following table summarizes origination statistics for the five years ended March 31, 1999.

                                                 For the Fiscal Years Ended March 31,
                                           -----------------------------------------------
                                            1999       1998       1997       1996    1995
                                           ------     ------     ------     ------   -----
      LOANS                                15,582      7,982      4,100        450      25
      ORIGINATION VOLUME (IN BILLIONS)     $  1.0     $   .5     $   .2     $  .03     $--

         Home Equity has been servicing loans since March 1997. The servicing fees paid for sub-prime loans are significantly higher than for conforming loans. Servicing encompasses, among other activities, the following processes: billing and collection of payments when due, movement of cash to the payment clearing bank accounts, investor reporting, customer help, reconveyance, recovery of delinquent installments, instituting foreclosure, and liquidation of the underlying collateral. As of March 31, 1999, Home Equity was servicing a portfolio of approximately $1.2 billion.

         Commencing in October 1997, a majority of Home Equity volume has been accumulated by Home Equity for securitization through Real Estate Mortgage Investment Conduit ("REMIC") Trusts for which Home Equity has retained the residual interest as well as the servicing rights to the securitized loans. The remainder of the loans are sold to investors on a whole-loan sale basis. In February 1998, Home Equity completed its first securitization of $175 million of sub-prime home equity mortgage loans. During fiscal year 1999, Home Equity completed additional securitizations totaling $890 million.

         Home Equity's principal sources of income are from gains on securitizations and whole loan sales, loan origination fees, revenues from the sale of servicing rights, positive carry, and servicing fees.

Other Financial Services Operations

         Centex's Title operations operate principally in Texas, Florida, Virginia and Maryland. Through Westwood Insurance (a homeowner's insurance broker that specializes in writing insurance for the homebuilding industry), which was acquired during fiscal 1999, homeowners and hazard insurance is sold to Centex's and other homebuilding customers in 31 states. In addition to Centex and commercial loan customers, Westwood serves approximately 120 other builders.

         Centex Financial Services, Inc., the parent of CTX Mortgage, acquired substantially all of the assets of Advanced Financial Technology, Inc. ("Adfitech") and Loan Processing Technologies, Inc. ("Loan Processing") in April 1996 and Adfinet, Inc. ("Adfinet") in July 1997, all of which are headquartered in Oklahoma City, Oklahoma. Adfitech is a provider of mortgage quality control services. Loan Processing owns and operates an automated mortgage processing system and Adfinet provides the mortgage industry with regulations and guidelines in an electronic format. These acquisitions expanded the products and services that Financial Services offers to the mortgage industry.

Competition and Other Factors

         The mortgage banking industry in the United States is highly competitive. CTX Mortgage competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. Home Equity competes with other sub-prime lenders as well as financial institutions to supply sub-prime financing at attractive rates. The Title and Insurance operations compete with numerous other providers of title and insurance products to purchasers of Centex homes and as well as to the general public. During fiscal 1999, Financial Services continued to operate in a very competitive environment.

Other Legal Considerations

         The Financial Services operations are subject to extensive state and federal regulations as well as the rules and regulations of, and examinations by, Fannie Mae, Freddie Mac, FHA, VA, Department of Housing and Urban Development ("HUD"), Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on Financial Services, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Financial Services operations are required to maintain specified net worth levels by, and submit annual audited financial statements to HUD, VA, FNMA, FHLMC and GNMA and certain state regulators. As an approved FHA mortgagee, CTX Mortgage is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act, and the regulations promulgated under such statutes. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

CONSTRUCTION PRODUCTS

         Construction Products's operations include the manufacture, production, distribution and sale of cement (a basic construction material which is the essential binding ingredient in concrete), gypsum wallboard, readymix concrete and aggregates (sand and gravel).

         During the quarter ended June 30, 1994, Construction Products completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP". Primarily as a result of Construction Products's repurchase of its own stock during fiscal years 1999, 1998 and 1997, Centex's ownership has increased to 60.6% as of March 31, 1999. Accordingly, Construction Products's financial statements for the years ended March 31, 1999, 1998 and 1997 have been consolidated with those of Centex. References to Construction Products include its subsidiaries unless the context requires otherwise.

CEMENT

         Construction Products operates cement plants in or near Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The plants in Buda and LaSalle are owned by separate joint ventures in which Construction Products has a 50% interest. The kiln start-up dates of the cement plants were as follows:
Buda, Texas, 1978 (expanded 1983); LaSalle, Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969 and Laramie, Wyoming (2 kilns), 1988 and 1996. All four of the cement plants are fuel-efficient dry process plants.

         Construction Products's net cement production, excluding the joint venture partners' 50% interest in the Buda and LaSalle plants, totaled approximately 2.0 million tons in both fiscal 1999 and 1998. Total net cement sales were approximately 2.2 million tons both in fiscal 1999 and 1998, as all four cement plants sold the entire product they produced. During the past two years, Construction Products purchased and resold minimal amounts of cement.

Raw Materials and Fuel Supplies

         The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through the mining and extraction operations conducted at quarries owned or leased by Construction Products or the joint ventures and located in close proximity to the plants. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, which are either obtained from reserves owned or leased by Construction Products or the joint ventures or are purchased from outside suppliers and are readily available. Construction Products's management believes that the estimated recoverable limestone reserves owned or leased by it or its joint ventures will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Fernley plant, at least 17 years. Construction Products's management expects that additional limestone reserves for its Fernley plant will be available when needed on an economically feasible basis, although they may be more distant and more expensive to transport than existing reserves.

         The cement plants use coal and coke as their primary fuel, but are equipped to burn natural gas as an alternative. Hazardous waste-derived fuels have not been used in the plants. The Buda and LaSalle plants have been permitted to burn scrap tires as a partial fuel alternative. Electric power is also a major cost component in the manufacture of cement. Construction Products has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose the plants to some production interruptions during periods of power curtailment.

Sales and Distribution

         The principal geographic markets for Construction Products's cement are Texas and western Louisiana (serviced by the Buda, Texas plant); Illinois and southern Wisconsin (serviced by the LaSalle, Illinois plant); Nevada (except Las Vegas) and northern California (serviced by the Fernley, Nevada plant); and Wyoming, Utah, northern Colorado, western Nebraska and eastern Nevada (serviced by the Laramie, Wyoming plant).

         Distribution of cement is generally made by common carriers, customer pickup and, to a lesser extent, by trucks owned and operated by Construction Products. In addition, cement is transported principally by rail to storage and distribution terminals located in Roanoke (in the Dallas-Ft.Worth area), Waco, Corpus Christi, Houston and Orange, Texas; Hartland, Wisconsin; Sacramento, California; Denver, Colorado; Salt Lake City, Utah; Rock Springs, Wyoming and North Platte, Nebraska, from which further distribution occurs.

         Cement produced by the cement plants is sold primarily to readymix concrete producers and paving contractors. No single customer accounted for as much as 10% of total cement sales during fiscal 1999.

Competition and Other Factors

         The cement business is extremely competitive. In every geographic area in which Construction Products sells cement, one or more other domestic producers compete for the available business. In addition, foreign companies compete in most sales areas by importing cement into the United States. The number of principal competitors of the Buda, LaSalle, Fernley and Laramie plants are six, six, five and five, respectively, operating in these geographic areas. Construction Products competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing. Cement is also sold from terminals to expand each cement plant's selling area.

GYPSUM WALLBOARD

         Construction Products owns and operates three gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico and one located in Gypsum, Colorado (near Vail). The Albuquerque plant was acquired in 1985 and was operated until early 1991. Following the start-up of the Bernalillo plant in the spring of 1990, Construction Products elected to suspend operations at the Albuquerque plant due to weak market conditions. Operations at the Albuquerque plant were recommenced in May 1993 due to improvements in wallboard demand and pricing. In February 1997, Construction Products purchased a company that owned the gypsum wallboard plant and accompanying electric power cogeneration facility in Gypsum, Colorado. The plant originally commenced production in early 1990 and had been operated by an independent producer until its acquisition by Construction Products.

         Construction Products mines and extracts gypsum and then manufactures gypsum wallboard by first pulverizing quarried gypsum, then placing it in a calciner for conversion into plaster. The plaster is mixed with various chemicals and water to produce a mixture known as slurry, which is inserted between two continuous sheets of recycled paperboard on a high-speed production line and allowed to harden. The resulting sheets of gypsum wallboard are then cut to appropriate lengths, dried and bundled for sale.

Raw Materials and Fuel Supplies

         Construction Products mines and extracts gypsum rock, the principal raw material used in the manufacture of wallboard, from mines and quarries owned, leased or subject to claims owned by Construction Products and located near its plants. The New Mexico and Colorado mines and quarries are estimated to contain approximately 50 million tons and 21 million tons of proven and probable gypsum reserves, respectively. Based on its current production capacity, Construction Products's management estimates that the life of its existing gypsum rock reserves is approximately 80 years in New Mexico and 35 years in Colorado.

         Paper used in manufacturing gypsum wallboard is purchased by Construction Products from third-party suppliers. Approximately 65% of Construction Products's paper requirements are under two evergreen paper contracts, with one contract having a six-month notice provision for termination and the other a twelve-month notice provision for termination. The remainder of Construction Products's paper requirements is purchased on the open market from various suppliers. Centex does not believe that the loss of a supplier would have a material adverse effect on its business.

         Construction Products's wallboard plants use large quantities of natural gas and electrical power. Power for the Gypsum, Colorado plant is supplied by the cogeneration power facility that was acquired along with the gypsum wallboard plant.

Sales and Distribution

         The principal sources of demand for gypsum wallboard are residential construction, repair and remodeling and non-residential construction. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential and commercial construction activity, have partially mitigated the impact of fluctuations in overall levels of new construction.

         Construction Products sells wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 16% of Construction Products's total gypsum wallboard sales during fiscal 1999. However, Centex does not believe that the loss of that customer would have a material adverse effect on Construction Products and its subsidiaries taken as a whole.

         Although wallboard is distributed principally in regional areas, Construction Products and certain other producers have the ability to ship wallboard by rail outside their usual regional distribution area to take advantage of other regional increases in demand. Construction Products's rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. In addition, in order to facilitate distribution in certain strategic areas, Construction Products maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois.

Competition and Other Factors

         There are eleven principal manufacturers of wallboard operating a total of 73 plants. Centex estimates that the three largest producers, none of which is Construction Products, account for approximately 80% of wallboard sales in the United States. Competition among wallboard producers is primarily on a regional basis, with local producers benefiting from lower transportation costs and, to a lesser extent, on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

READYMIX CONCRETE AND AGGREGATES

         Construction Products's readymix concrete and aggregates operations are located in and around Austin, Texas and northern California. The 10,000-acre aggregates deposit in northern California contains an estimated two billion tons of reserves. Construction Products is engaged in negotiations with state and federal government agencies over issues of title to a portion of its principal aggregate deposit in northern California. Even if the negotiations are unsuccessful in resolving adverse claims, the undisputed portion of Construction Products's California aggregate deposit contains sufficient reserves to serve Construction Products's needs. Construction Products sells aggregates from this deposit in the Sacramento, California area and in nearby counties. No single customer accounted for as much as 10% of Construction Products's concrete and aggregates sales during fiscal 1999. Competition among concrete producers within Construction Products's northern California and Austin markets is strong. Construction Products's competitors include five small and four large concrete producers in the northern California area and five large and four small concrete producers in the Austin area.

ENVIRONMENTAL MATTERS

         The construction products industry, including the operations of Construction Products, is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance (collectively, "Environmental Laws"). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal, and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. None of Construction Products's sites are listed as a "Superfund site."

         Construction Products's operations are also potentially affected by the Resource Conservation and Recovery Act ("RCRA"), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. Such operations generate non-hazardous solid waste, which may include cement kiln dust ("CKD"). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in Construction Products's operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency ("U.S. EPA"). Nevertheless, CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA completed its review of CKD and has decided to promulgate regulations to govern the handling and disposal of CKD, which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until those regulations are in place.

         In the past, Construction Products collected and stored CKD on-site at its cement plants. Construction Products continues to store such CKD at its Illinois, Nevada and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. Currently, substantially all CKD related to present operations at all cement facilities is recycled. When the U.S. EPA removes the CKD exemption and develops particular CKD management standards in the future, Construction Products might be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

         Construction Products's cement kilns utilize coal, natural gas, minimal amounts of self-generated waste oil, and scrap tires in the Illinois and Texas plants, as fuel.

         Another issue of potential significance is global warming and the international accord on carbon dioxide stabilization/reduction. Carbon dioxide is a greenhouse gas many scientists and others believe contributes to a warming of the Earth's atmosphere. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure greenhouse gas stabilization and/or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The protocol establishes quantified emission reduction commitments for certain developed countries, including the United States, and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by 2008-2012. This protocol was made available for signature by member countries starting in the spring of 1998. The protocol will require Senate ratification and enactment of implementing legislation before it becomes effective in the United States.

         The consequences of greenhouse gas reduction measures for cement producers are potentially significant because carbon dioxide is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). In addition, carbon dioxide is generated in the calcining of limestone to make cement clinker. Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on Construction Products until governmental requirements are defined and/or it is determined whether emission offsets and/or credits are obtainable, and whether alternative cementitious products or alternative fuel can be substituted.

         Another RCRA concern in the cement industry involves the historical disposal of refractory brick containing chromium. Such refractory brick was formerly widely used in the cement industry to line cement kilns. Construction Products currently crushes spent refractory brick and uses it as raw feed, but such brick does not contain chromium.

         The Clean Air Act Amendments of 1990 (the "Amendments") provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Amendments will likely result in increased capital and operational expenses for Construction Products in the future, the amounts of which are not presently determinable. Construction Products has submitted detailed permit applications and will pay increased recurring permit fees. In addition, the U.S. EPA is developing regulations for toxic air pollutants under these Amendments for a broad spectrum of industrial sectors, including portland cement manufacturing. The U.S. EPA has indicated that the new maximum available control technology standards could require significant reduction of air pollutants below existing levels prevalent in the industry. Management has no reason to believe, however, that these new standards would place Construction Products at a competitive disadvantage.

         Management believes that Construction Products's current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with Environmental Laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities or claims. Moreover, Construction Products cannot predict what Environmental Laws will be enacted, adopted or amended in the future or how such future Environmental Laws will be administered or interpreted. Compliance with more stringent Environmental Laws, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing Environmental Laws, could necessitate significant capital outlays.

         With respect to some of Construction Products's quarries used for the extraction of raw materials for its cement and gypsum operations and for the mining of aggregates for its aggregates operations, Construction Products is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining. Construction Products generally accrues the reclamation costs for a specific quarry over the life of the quarry.

CONTRACTING AND CONSTRUCTION SERVICES

         Centex's contracting and construction services work is performed through its construction group nationwide. Centex Construction Group's subsidiaries rank together as one of the largest building contractors in the country as well as one of the largest U.S.-owned construction groups. The Construction Group is made up of five firms with various geographic locations and project niches. Healthcare facility construction has represented nearly one-fourth of the Group's business mix during recent years. New contracts for the group for fiscal 1999 totaled $1.128 billion versus $999 million for fiscal 1998. The backlog of uncompleted contracts at March 31, 1999 was $937 million, compared to $1.16 billion at March 31, 1998. The Group's principal subsidiaries are as follows:

         CENTEX CONSTRUCTION COMPANY, INC. - This entity, which emerged from the combination of Centex Bateson Construction Company, Inc. and Centex-Simpson Construction Company, Inc., has operational offices in Dallas, Texas and in Fairfax, Virginia. This company pursues negotiated work in its regional market areas in addition to competitively-bid projects nationwide.

         CENTEX-RODGERS CONSTRUCTION COMPANY - This nationwide healthcare construction specialist is headquartered in Nashville, Tennessee with operational offices in Pasadena and Sacramento, California; Detroit, Michigan and West Palm Beach, Florida.

         CENTEX-ROONEY CONSTRUCTION CO., INC. - This Ft. Lauderdale-based subsidiary performs all types of work, principally within the state of Florida having operational offices in Miami, Orlando, Tampa, Tallahassee, Jacksonville and Ft. Myers.

         CENTEX-LANDIS CONSTRUCTION CO., INC. - This wholly-owned subsidiary of Centex-Rooney Construction Co., Inc. is headquartered in New Orleans, Louisiana. This company pursues competitively-bid projects and negotiated work in its regional market area.

         CENTEX FORCUM LANNOM, INC. - This company, which focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates in Tennessee and surrounding states with additional marketing offices in Memphis, Tennessee and Lexington, Kentucky.

         As a general contractor or construction manager, the Construction Group provides supervisory personnel for the construction of a building or facility. In addition, the Construction Group may perform varying amounts of the actual construction work on a project, but will generally hire subcontractors to perform the majority of the work.

         Construction contracts are primarily entered into under two formats: competitively-bid and negotiated jobs. In a competitively-bid format, the Construction Group will bid a fixed amount for which it will agree to construct the project based on an evaluation of detailed plans and specifications. In a negotiated job, the contractor bids a fee (fixed or percentage) over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. Such contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. Historically, the majority of the Construction Group's projects have been in the higher risk competitively bid jobs. Recent years have seen a shift to higher-margin private negotiated projects from the competitively-bid public projects. At March 31, 1999, approximately 90% of the outstanding projects were negotiated projects with private owners. The Construction Group's projects include hospitals, hotels, office buildings, correctional facilities, apartments, shopping centers, airports, parking garages, sport stadiums, military facilities, post offices and convention and performing arts centers.

Competition and Other Factors

         The construction industry is very competitive, and the Construction Group competes with numerous other companies. With respect to competitively-bid projects and negotiated healthcare work, the Construction Group generally competes throughout the United States and with local, regional and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, the Construction Group competes primarily in the general geographical area where the entity is located and with other local, regional and national contractors. The Construction Group solicits new projects by attending project bid meetings, by and meeting with builders and owners and through existing customers. The Construction Group competes successfully on the basis of its reputation, financial strength, knowledge and understanding of its clients' needs.

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


EMPLOYEES

         The following table presents the breakdown of employees in each line of business as of March 31, 1999:

                  Line of Business                            Employees
                  ----------------                            ---------
                  Home Building
                    Conventional Homes                          3,390
                    Manufactured Homes                          1,692
                  Investment Real Estate                           27
                  Financial Services                            4,285
                  Construction Products                         1,107
                  Contracting and Construction Services         1,801
                  Other Operations                                762
                  Corporate                                        97
                                                              -------
                                                               13,161

         Except for the 97 Corporate employees who are employees of Centex Corporation, all others are employees of different subsidiaries of Centex Corporation.

ITEM 2.  PROPERTIES

         Centex Homes owns property in Carrollton, Texas, a suburb of Dallas. This property consists of office and warehouse buildings situated on approximately 17 acres.

         Cavco operations consist of five facilities. Cavco owns a facility in Belen, New Mexico, as well as a facility in Seguin, Texas. The remaining three facilities, which are all located in Phoenix, are leased.

         Financial Services owns a 20 acre parcel of land in Edmond, Oklahoma for a future building site for Loan Processing, Adfinet and Adfitech.

         Construction Products operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. Construction Products owns the Fernley and Laramie facilities and the Buda and LaSalle plants are owned by separate joint ventures in which Construction Products has a 50% interest. Construction Products's principal aggregate plants and quarries are owned and are located near Austin, Texas and Marysville, California. In addition, Construction Products owns gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico and Gypsum, Colorado.

         Construction Group owns land in Dallas, Texas, on which an office is located and in Nashville, Tennessee, the site of equipment storage space.

         A wholly-owned subsidiary of the Company owns small parcels of land in Round Rock, Texas, League City, Texas and Amarillo, Texas. All are for current or future assisted living care sites.

         Except for encumbrances on Cavco's Belen, New Mexico facility (which is not material to the Company), none of the Company's facilities described above are pledged as security on its debts.

         See "Item 1. Business" on pages 6-24 of this Report for additional information relating to the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS

         Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

         The Harrah's New Orleans Casino contract was suspended on November 22, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex Landis Construction Co., Inc. ("Landis") and its subcontractors filed claims against the partnership for completed but unpaid work. Landis also filed a lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership, to recover its claims. In late November 1996, Landis and Harrah's reached a settlement conditioned upon Harrah's plan of reorganization becoming effective. Harrah's plan became effective on October 30, 1998, at which time Harrah's paid $34 million to Landis in settlement of the claims of Landis and its subcontractors, and Landis resumed construction of the casino.

         In October 1992, Martin County sued one of the Company's general contracting subsidiaries, Centex-Rooney Construction Co., Inc. ("Rooney"), alleging defects in the design and construction of the Martin County Courthouse in Stuart, Florida. Rooney was construction manager of the project. In July 1996, a judgment of $14.2 million was returned against Rooney, and in April 1997, Martin County also obtained a judgment of $3.2 million in attorneys fees and costs. The 4th District Court of Appeals affirmed the $14.2 million judgment, and Rooney filed an appeal with the Supreme Court of Florida. In August 1998, the Florida Supreme Court denied Rooney's petition for review and shortly thereafter, Rooney paid Martin County $17.4 million in satisfaction of the judgment. Rooney's appeal of the $3.2 million award was affirmed in large part (and reversed in small part) rendering Rooney liable for approximately $3.1 million. This award, which together with interest is approximately $3.6 million, has also been paid by Rooney. Of the approximately $22 million paid to date for the judgments and related legal expenses, $13.2 million has been recovered from certain subcontractors and their insurance carriers, and from certain surety companies. Rooney is continuing to prosecute claims and lawsuits against other subcontractors, their insurance carriers, and Rooney's own insurance carriers for recovery of the balance. While there can be no assurance that Rooney will recover from its subcontractors and carriers, management believes that Rooney will be able to recover substantially all of both judgments. Even if Rooney is unable to recover any part of these judgments, these judgments would not have a material impact on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III)

         The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. The Company and/or one or more subsidiaries of the Company have employed all of these executive officers for at least the past five years. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 23, 1998, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.

                 NAME                       AGE                              POSITIONS WITH CENTEX
----------------------------------------  -------  ---------------------------------------------------------------------------
Timothy R. Eller                            50     Executive Vice President of Centex Corporation since July 1998. Chairman of the Board and Chief Executive Officer of Centex Real Estate
                                                   Corporation (Chairman of the Board since April 1998; Chief Executive
                                                   Officer of Centex Real Estate Corporation since July 1991; President and
                                                   Chief Operating Officer of Centex Real Estate Corporation from January
                                                   1990 to March 1998; Executive Vice President from July 1987 to January
                                                   1990)

Laurence E. Hirsch                          53     Chairman of the Board and Chief Executive Officer of Centex Corporation
                                                   (Chairman of the Board since July 1991; Chief Executive Officer since
                                                   July 1988; President from March 1985 until July 1991)

David W. Quinn                              57     Vice Chairman of the Board and Chief Financial Officer of Centex
                                                   Corporation (Vice Chairman of the Board since May 1996; Chief Financial
                                                   Officer since February 1987; Executive Vice President from February 1987 until May 1996)

Raymond G. Smerge                           55     Executive Vice President, Chief Legal Officer, General Counsel and
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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES AND DIVIDENDS

                 --------------------------------------------------------------------------------
                       YEAR ENDED MARCH 31, 1999                Year Ended March 31, 1998
                 --------------------------------------------------------------------------------
                                 PRICE                                    Price
                 --------------------------------------------------------------------------------
QUARTER            HIGH        LOW         DIVIDENDS        High         Low         Dividends
                 --------------------------------------------------------------------------------
First             $40 7/8     $33            $.04           $21 7/8     $16 3/4       $.025
Second            $44 3/8     $33            $.04           $29 3/16    $20 9/16      $.035
Third             $45 3/4     $26            $.04           $32 7/16    $28 3/16      $.035
Fourth            $45 3/4     $30 1/4        $.04           $40 3/4     $29 7/8       $.04

The common stock of Centex Corporation is traded on the New York Stock Exchange (ticker symbol CTX) and The London Stock Exchange Limited. The approximate number of record holders of the common stock of Centex Corporation at June 1, 1999 was 2,912.

On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Centex Development Company, L.P. (See Note F on pages 58-60 of this Report). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex Corporation.

Amounts represent cash dividends per share paid by Centex Corporation on the common stock of Centex Corporation. 3333 Holding Corporation has paid no dividends on its common stock since its incorporation.


DEBT SECURITIES

       See Note C of the notes to the Consolidated Financial Statements of Centex Corporation and Subsidiaries on pages 53-54 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Selected Financial Data
(Unaudited)

                                               ------------------------------------------------------------------------------------
(Dollars in thousands, except per share                                    For the Years Ended March 31,
 data)                                         ------------------------------------------------------------------------------------
                                                    1999             1998              1997              1996             1995
                                               --------------   --------------    --------------    --------------   --------------
Revenues                                       $    5,154,840   $    3,975,450    $    3,784,991    $    3,102,987   $    3,277,504
Net Earnings Before 1995 Construction
  Products's IPO Gain                          $      231,962   $      144,806    $      106,563    $       53,365   $       54,753

Gain on Construction Products's IPO                        --               --                --                --           37,495
                                               --------------   --------------    --------------    --------------   --------------
Net Earnings                                   $      231,962   $      144,806    $      106,563    $       53,365   $       92,248
                                               ==============   ==============    ==============    ==============   ==============
Total Assets                                   $    4,334,746   $    3,416,219    $    2,678,829    $    2,336,966   $    2,049,698
Total Long-term Debt, Consolidated             $      284,299   $      237,715    $      236,769    $      321,002   $      222,530
Total Debt, Consolidated                       $    1,910,899   $    1,390,588    $      864,287    $      983,269   $      798,790
Total Debt (with Financial Services
  reflected on the equity method)              $      587,955   $      311,538    $      283,769    $      408,253   $      427,381
Deferred Income Tax (Asset) Liability          $      (49,107)  $     (147,607)   $     (197,413)   $       16,620   $       26,737
Debt as a Percentage of Capitalization (A)
  Total Debt, Consolidated                               57.6%            53.1%             44.5%             57.1%            53.5%
  Total Debt (with Financial Services
  reflected on the equity method)                        29.5%            20.3%             20.9%             35.6%            38.1%
Stockholders' Equity                           $    1,197,639   $      991,172    $      835,777    $      722,836   $      668,227
Net Earnings as a Percentage of Beginning
  Stockholders' Equity                                   23.4%            17.3%             14.7%              8.0%            13.8%
Per Common Share
  Earnings Per Share - Basic
     Before Construction Products's IPO Gain   $         3.90   $         2.45    $         1.86    $          .94   $          .93

     Construction Products's IPO Gain                      --               --                --                --              .63
                                               --------------   --------------    --------------    --------------   --------------
                                               $         3.90   $         2.45    $         1.86    $          .94   $         1.56
                                               ==============   ==============    ==============    ==============   ==============
  Earnings Per Share - Diluted
     Before Construction Products's IPO Gain   $         3.75   $         2.36    $         1.80    $          .91   $          .90

     Construction Products's IPO Gain                      --               --                --                --              .61
                                               --------------   --------------    --------------    --------------   --------------
                                               $         3.75   $         2.36    $         1.80    $          .91   $         1.51
                                               ==============   ==============    ==============    ==============   ==============
  Cash Dividends                               $          .16   $         .135    $          .10    $          .10   $          .10
  Book Value Based on Shares Outstanding at
     Year End                                  $        20.17   $        16.65    $        14.40    $        12.72   $        11.90
  Stock Prices
     High                                      $       45 3/4   $       40 3/4    $       20 7/8    $     17 13/16   $      16 3/16
     Low                                       $           26   $       16 3/4    $     12 15/16    $       11 3/4   $       10 1/8

On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Centex Development Company, L. P. (See Note F to the Consolidated Financial Statements of Centex Corporation and Subsidiaries). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex Corporation.


(A) Capitalization is composed of Total Debt, Deferred Income Tax Liability, Negative Goodwill, Minority Interest and Stockholders' Equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Centex reported consolidated revenues of $5.2 billion for the fiscal year ended March 31, 1999, 30% above $4.0 billion for the fiscal year ended March 31, 1998. Earnings before income taxes were $373.3 million, 61% more than $231.6 million for last year. Net earnings for fiscal 1999 reached $232 million, a historical high and a 60% improvement over net earnings of $144.8 million in fiscal 1998. Earnings per share for fiscal year 1999 were $3.90 and $3.75 for basic and diluted, respectively, compared to $2.45 and $2.36 for the prior year.

HOME BUILDING

CONVENTIONAL HOMES
         The following summarizes Conventional Homes's results for the two-year period ended March 31, 1999 (dollars in millions, except per unit data):

                                      ------------------------------------------------------------
                                                  1999                              1998
                                      ------------------------------------------------------------
Conventional Homes Revenues           $  2,819.4            100.0%      $  2,312.0           100.0%
Cost of Sales                           (2,194.7)           (77.8)%       (1,839.8)          (79.6)%
Selling, General & Administrative         (382.5)           (13.6)%         (301.7)          (13.0)%
                                      ----------       ----------       ----------      ----------
Operating Earnings                    $    242.2              8.6%      $    170.5             7.4%
                                      ==========       ==========       ==========      ==========
Units Closed                              14,792                            12,418
Unit Sales Price                      $  185,668                        $  183,321
   % Change                                  1.3%                              6.4%
Operating Earnings per Unit           $   16,375                        $   13,733
   % Change                                 19.2%                             25.0%
Backlog Units                              6,792                             4,916
   % Change                                 38.2%                             14.1%

         Operating earnings for fiscal 1999 were higher as a percentage of revenues and on a per unit basis in comparison to fiscal 1998 as a result of the division's continued focus on improving operating margins as well as an increase in units closed. Low interest rates, an expanding economy, and a reduction in direct construction costs as a percentage of revenue are some of the major factors that impacted the operating results of the conventional homes operation. Margin improvement initiatives include, among others, engineering the homes to reduce the material and labor cost components, designing the product around consumer preferences and the adoption of special purchasing and land development programs. The increase in sales price of approximately $2,300 is primarily a result of increased sales in the California market. The opening of new markets with recent acquisitions also had a positive impact on the increase in number of units sold and the average sales price. During fiscal 1999, the division continued to focus on margin improvement and began an emphasis on top-line growth.

MANUFACTURED HOMES

         Historically, Cavco has operated three manufactured home facilities in the Phoenix area. A fourth plant was opened near Albuquerque, New Mexico in August 1997. In January 1999, its fifth plant was opened in central Texas. Cavco has expanded into the retailing of manufactured homes. During February 1998, Cavco added retail distribution capabilities when it purchased substantially all of the assets of AAA Homes, Inc., Arizona's largest manufactured homes retailer. In July 1998, Cavco purchased a manufactured home retailer in central Texas.

         The following summarizes Manufactured Homes's results for the two-year period ended March 31, 1999 (dollars in millions, except per unit data):

                                      -----------------------------------------------------
                                                 1999                          1998
                                      -----------------------------------------------------
Manufactured Homes Revenues
    (Construction)                    $  137.7          100.0%      $  140.6          100.0%
Cost of Sales                           (107.9)         (78.3)%       (113.7)         (80.9)%
Selling, General &
    Administrative Expenses              (13.9)         (10.1)%        (13.2)          (9.4)%
                                      --------       --------       --------       --------

                                      $   15.9           11.6%      $   13.7            9.7%
                                      --------       --------       --------       --------

Retail Sales Revenues                 $   40.9          100.0%      $     --             -%
Cost of Sales                            (30.4)         (74.3)%           --             -%
Selling, General &
    Administrative Expenses              (10.3)         (25.2)%           --             -%
                                      --------       --------       --------       --------

                                      $    0.2            0.5%      $     --             -%
                                      --------       --------       --------       --------
Construction and Retail Earnings      $   16.1                      $   13.7

Goodwill Amortization                     (3.3)                         (2.3)
Minority Interest                         (2.5)                         (2.7)
                                      --------                      --------

Group Operating Earnings              $   10.3                      $    8.7
                                      ========                      ========
Units Sold                               6,440                         5,751

INVESTMENT REAL ESTATE
         The following summarizes Investment Real Estate's results for the two-year period ended March 31, 1999 (dollars in millions):

                       -------------------
                         1999        1998
                       -------------------
Revenues               $  33.7     $  25.4
                       =======     =======
Operating Earnings     $  29.4     $  28.2
                       =======     =======

         Fiscal 1999 operating earnings from Investment Real Estate totaled $29.4 million compared to $28.2 million in the prior year period. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate's nominally valued assets (see Note G to the financial statements) resulted in operating margins of $16.4 million in fiscal 1999 and $13.7 million in fiscal 1998. As of March 31, 1999, the Investment Real Estate Group has approximately $75 million nominally valued assets which are expected to be sold over the next four years.

         Negative goodwill amortization was $16 million in both fiscal 1999 and 1998.

FINANCIAL SERVICES

         The Financial Services segment consists primarily of home financing, home equity and sub-prime lending and the sale of title and other insurance coverages. The following summarizes Financial Services's results for the two-year period ended March 31, 1999 (dollars in millions):

                                         -----------------------------
                                             1999              1998
                                         -----------------------------
Revenues                                 $      436.3     $      246.3
                                         ============     ============
Operating Earnings                       $       92.3     $       31.4
                                         ============     ============
Origination Volume                       $   11,112.5     $    7,182.0
                                         ============     ============
Number of Loans Originated
   CTX Mortgage Company -
     Centex-built Homes (Builder)               9,882            8,748
     Non-Centex-built Homes (Retail)           66,496           44,096
                                         ------------     ------------
                                               76,378           52,844
   Centex Home Equity Corporation              15,582            7,982
   Centex Finance Company                         818               23
                                         ------------     ------------
                                               92,778           60,849
                                         ============     ============

         Financial Services's operating earnings for fiscal 1999 were $92.3 million, 194% higher than fiscal 1998 operating earnings of $31.4 million.

         CTX Mortgage originations for fiscal 1999 increased 45% compared to fiscal 1998. The per loan margin for fiscal 1999 was $1,118, 49% higher than $748 per loan in fiscal 1998. CTX Mortgage's total mortgage applications for fiscal 1999 increased 33% to 78,126 from 58,835 applications reported for fiscal 1998. Substantially all of the mortgage loans generated by CTX Mortgage are sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter.

         During fiscal 1999, Centex continued to expand Home Equity's sub-prime mortgage business. This expansion resulted in a 95% increase in loan originations. Home Equity generated 82,803 sub-prime loan applications for fiscal 1999, an increase of 196% over fiscal 1998. During fiscal 1999, Home Equity completed four securitizations totaling $890 million compared to one issue of $175 million in fiscal 1998. Home Equity is the long-term servicer of the loans in these securitizations. Service fee income related to this long-term servicing was $4.5 million in fiscal 1999 and $0.2 million in fiscal 1998.

         Centex Finance Company, the new manufactured homes finance operation, completed its second year of operations in which originations increased to 818 loans compared to 23 loans in fiscal 1998. Start-up costs for this operation were $2.8 million for fiscal 1999.

         Revenues include the gain on sale of mortgage loan receivables which increased to $254.1 million in fiscal 1999 from $135.8 million in fiscal 1998. This increase is attributed to the expansion of Financial Services's product lines, the increased origination volume, and the favorable interest rate environment which resulted in a significant volume of refinanced mortgages. The gain on sale of mortgage loans receivable includes the gain recorded upon the completion of securitizations, gain on sale of servicing, and whole loan sales.

         In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans (referred to herein as "positive carry"). Financial Services's sales and securitization volume has increased significantly, contributing to an increase in the average level of loans held in inventory pending sale or securitization. Interest income increased $39.1 million or 67.6% to $97 million in fiscal 1999. Interest expense increased $32 million or 71.3% to $76.9 million in fiscal 1999. As a result, positive carry has increased to $20.1 million in fiscal 1999 compared to $13.0 million in fiscal 1998.

         Financial Services's other sources of income include, among other things, loan origination fees, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services. These other income sources increased $32.7 million or 62.1% in fiscal 1999 over fiscal 1998 due primarily to the fiscal 1999 increase in mortgage loan volume.

CONSTRUCTION PRODUCTS

         Construction Products's revenues were $336.1 million for fiscal 1999, 13% above fiscal 1998 revenues of $297.3 million. For the current year, Construction Products's pretax earnings, net to the Company's ownership interest, were $69.2 million, a 45% increase over $47.7 million last year.

         Record results in the current year were attributable to continued strong product demand, higher product pricing and increased operating efficiency.

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services's results for the two-year period ended March 31, 1999 (dollars in millions):

                                     ---------------------
                                       1999         1998
                                     ---------------------
Revenues                             $1,350.8     $  953.8
                                     ========     ========
Operating Earnings                   $   15.2     $    7.2
                                     ========     ========
New Contracts Received               $1,128.0     $  999.4
                                     ========     ========
Backlog of Uncompleted Contracts     $  936.8     $1,159.6
                                     ========     ========

         Contracting and Construction Services's revenues for fiscal 1999 were $1,350.8 million, 42% more than last year's revenues. Operating earnings for the group improved in fiscal 1999 as a result of a continuing shift in recent years to higher-margin private negotiated projects rather than the lower-margin public bid work that has historically been its specialty.

         The Contracting and Construction Services operation provided a positive average annual net cash flow in excess of Centex's investment in the group of $88.9 million in fiscal 1999 and $60.3 million in fiscal 1998.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Centex reported consolidated revenues of $4.0 billion for fiscal 1998, 5% above $3.8 billion for the year ended March 31, 1997. Earnings before income taxes were $231.6 million, 42% more than $163.7 million for fiscal 1997. Net earnings for fiscal 1998 reached $144.8 million, a 36% improvement over net earnings of $106.6 million for the prior year. Earnings per share for fiscal year 1998 were $2.45 and $2.36 for basic and diluted, respectively, compared to $1.86 and $1.80 for the prior year.

HOME BUILDING

CONVENTIONAL HOMES
         The following summarizes Conventional Homes's results for the two-year period ended March 31, 1998 (dollars in millions, except per unit data):

                                   -------------------------------------------------------------
                                              1998                             1997
                                   -------------------------------------------------------------
Conventional Homes Revenues        $  2,312.0            100.0%    $  2,299.6            100.0%
Cost of Sales                        (1,839.8)           (79.6)%     (1,877.3)           (81.6)%
Selling, General &
       Administrative Expenses         (301.7)           (13.0)%       (278.3)           (12.1)%
                                   ----------       ----------     ----------       ----------
Operating Earnings                 $    170.5              7.4%    $    144.0              6.3%
                                   ==========       ==========     ==========       ==========
Units Closed                           12,418                          13,107
Unit Sales Price                   $  183,321                      $  172,296
   % Change                               6.4%                            5.1%
Operating Earnings per Unit        $   13,733                      $   10,990
   % Change                              25.0%                           23.3%
Backlog Units                           4,916                           4,308
   % Change                              14.1%                          (22.1)%

         Operating earnings for fiscal 1998 were higher as a percentage of revenues and on a per unit basis compared to fiscal 1997 as a result of the division's focus on improving operating margins and more closings of higher price and margin units in the Western region.

         Conventional Homes reported 12,418 closings for fiscal 1998, 5% less than fiscal 1997 closings. Home orders improved 10% to 13,026 units from 11,882 units in fiscal 1997 even though slightly fewer neighborhoods were operating in fiscal 1998.

MANUFACTURED HOMES

         During March 1997, Centex Real Estate Corporation acquired approximately 80% of Cavco Industries, Inc. Its successor, Cavco Industries, LLC operates three manufactured homes facilities in the Phoenix area and a plant near Albuquerque, New Mexico.

         The following summarizes Manufactured Homes's results for the year ended March 31, 1998 (dollars in millions):

                                               ------------------------
                                                         1998
                                               ------------------------
Manufactured Homes Revenues (Construction)     $  140.6         100.0%
Cost of Sales                                    (113.7)        (80.9)%
Selling, General &
    Administrative Expenses                       (13.2)         (9.4)%

Goodwill Amortization                              (2.3)         (1.6)%
Minority Interest                                  (2.7)         (1.9)%
                                               --------      --------

Operating Earnings                             $    8.7           6.2%
                                               ========      ========
Units Sold                                        5,751

INVESTMENT REAL ESTATE

         The following summarizes Investment Real Estate's results for the two-year period ended March 31, 1998 (dollars in millions):

                       -------------------
                         1998        1997
                       -------------------
Revenues               $  25.4     $   9.0
                       =======     =======
Operating Earnings     $  28.2     $  17.9
                       =======     =======

         Fiscal 1998 operating earnings from Investment Real Estate improved 58% to $28.2 million from $17.9 million for fiscal 1997. The increased earnings can be attributed to increased land sales activity resulting from the continued recovery in some of the real estate markets in which the Company owns land. Property sales related to Investment Real Estate's nominally valued real estate (See note G to the financial statements) resulted in operating margins of $13.7 million in fiscal 1998 and $4.5 million in fiscal 1997.

         Negative Goodwill Amortization was $16 million in both fiscal 1998 and 1997.

FINANCIAL SERVICES

         The Financial Services segment consists primarily of home financing, home equity and sub-prime lending and the sale of title and other insurance coverages. The following summarizes Financial Services's results for the two-year period ended March 31, 1998 (dollars in millions):

                                         -----------------------
                                            1998          1997
                                         -----------------------
Revenues                                 $   246.3     $   168.7
                                         =========     =========
Operating Earnings                       $    31.4     $    24.4
                                         =========     =========
Origination Volume                       $ 7,182.0     $ 5,394.9
                                         =========     =========
Number of Loans Originated
   CTX Mortgage Company -
     Centex-built Homes (Builder)            8,748         9,483
     Non-Centex-built Homes (Retail)        44,096        33,579
                                         ---------     ---------
                                            52,844        43,062
   Centex Home Equity Corporation            7,982         4,100
   Centex Finance Company                       23            --
                                         ---------     ---------
                                            60,849        47,162
                                         =========     =========

         Financial Services's operating earnings for fiscal 1998 were $31.4 million, 29% higher than fiscal 1997 operating earnings of $24.4 million, after expensing net expansion costs of $8.1 million related to Home Equity and the new manufactured homes finance operation, Centex Finance Company.

         CTX Mortgage originations for fiscal 1998 increased 23% compared to fiscal 1997. The per loan margin for fiscal 1998 was $748, 15% higher than $650 per loan in fiscal 1997. CTX Mortgage's total mortgage applications for fiscal 1998 increased 41% to 58,835 from 41,782 applications reported for fiscal 1997.

         During fiscal 1998, Centex substantially expanded Home Equity's sub-prime mortgage business, resulting in a 98% increase in loan originations. Home Equity generated 28,089 sub-prime loan applications for fiscal 1998, an increase of 82% over fiscal 1997. In February 1998, Home Equity completed its first securitization of $175 million of sub-prime home equity mortgage loans.

CONSTRUCTION PRODUCTS

         Construction Products's revenues were $297.3 million for fiscal 1998, 24% above fiscal 1997 revenues of $239.4 million. For 1998, Construction Products's pretax earnings, net to Centex's ownership interest, were $47.7 million, a 46% increase over $32.7 million in 1997.

         Record results in 1998 were attributable to higher product sales pricing, increased operating efficiency and continued strong product demand.

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services's results for the two-year period ended March 31, 1998 (dollars in millions):

                                     ---------------------
                                        1998         1997
                                     ---------------------
Revenues                             $  953.8     $1,068.3
                                     ========     ========
Operating Earnings (Loss)            $    7.2     $   (2.2)
                                     ========     ========
New Contracts Received               $  999.4     $  981.0
                                     ========     ========
Backlog of Uncompleted Contracts     $1,159.6     $1,114.1
                                     ========     ========

         Contracting and Construction Services's revenues for fiscal 1998 were $953.8 million, 11% less than fiscal 1997 revenues. Operating earnings for the group improved in fiscal 1998 as a result of an increase in higher-margin private negotiated projects compared to the lower-margin public bid work that has historically been its specialty.

         The Contracting and Construction Services operation provided a positive average annual net cash flow in excess of Centex's investment in the group of $60.3 million in fiscal 1998 and $64.2 million in fiscal 1997.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31,1999, the Company had cash and cash equivalents of $111.3 million, compared to $98.3 million at the end of fiscal 1998. The net cash provided or used by the operating, investing, and financing activities for the years ended March 31, 1999, 1998 and 1997 is summarized below (dollars in thousands):

                                    ----------------------------------------
                                          For the Years Ended March 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------------------------------------
NET CASH (USED IN) PROVIDED BY:
   Operating activities             $(254,148)     $(440,215)     $ 257,508
   Investing activities              (227,716)       (29,679)      (116,306)
   Financing activities               494,816        536,890       (123,924)
                                    ---------      ---------      ---------
Net increase in cash                $  12,952      $  66,996      $  17,278
                                    =========      =========      =========

         For fiscal 1999, cash was used in the operations to finance the increase in housing inventories and residential mortgage loans. The increase in housing inventories relates to the increased level of sales and resultant units under construction during the year, the acquisition of expansion land and the acquisition of three home builders during fiscal 1999. The increase in residential mortgage loans relates to the higher volume of loan originations during the year by both CTX Mortgage and Home Equity. Cash was also used to fund additional investments in Centex Development Company, L.P. and joint ventures and the additions to property and equipment (primarily in the Construction Products segment for new production capacity). The funds provided by financing activities included $244 million of net new short-term bank borrowings by the Financial Services segment to finance the growth in residential mortgage loans. Most of the remainder was provided by short-term corporate debt to fund the increased home building activity.

         Short-term debt as of March 31, 1999 was $1.6 billion, which included $1.3 billion of debt applicable to the Financial Services operation. The majority of the Financial Services debt is collateralized by residential mortgage loans, and thus requires only limited support by Centex Corporation. Most of the Company's corporate borrowings are accomplished at prevailing market interest rates through short-term borrowings from uncommitted bank facilities and the Company's commercial paper programs. The Company maintains $660 million of committed credit facilities which serve as a back-up for bank and commercial paper borrowings. Under the terms of the agreement on one of these facilities, $170 million may be borrowed directly by CTX Mortgage. The weighted average interest rate of short-term indebtedness outstanding during fiscal 1999 was 6.0%. The weighted average interest rate of balances outstanding at March 31, 1999 was 5.6%.

         The Financial Services segment provides most of its own short-term financing needs through separate facilities which provide for limited support from Centex Corporation. CTX Mortgage Company has its own $1.1 billion of secured committed mortgage warehouse facilities which includes a $200 million (increased to $300 million in April 1999) asset-backed commercial paper program. In addition, it has another $665 million of uncommitted credit facilities. All of these facilities are used to finance mortgages that are held during the period they are being securitized and readied for delivery against forward sale commitments. Centex Home Equity Corporation has its own $300 million (reduced to $250 million in April 1999) of committed and $110 million of uncommitted secured mortgage warehouse facilities to finance sub-prime mortgages held until securitization.

         The long-term debt outstanding as of March 31, 1999 was as follows (in thousands):

                 Subordinated Debentures, 7.375%, due in 2005           $ 99,698
                 Subordinated Debentures, 8.75%, due in 2007              99,473
                 Other Indebtedness, 6.0% to 9.6%, due through 2027       85,128
                                                                        --------
                                                                        $284,299
                                                                        ========

         Maturities of long-term debt during the next five years (in thousands) are: 2000, $3,910; 2001, $60,668; 2002, $1,625; 2003, $15,305; and 2004, $205.

         The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

STOCK REPURCHASE PROGRAM

         Since April 1998, the Company has repurchased 714,800 shares of common stock under its stock option-related repurchase program. The Company plans to continue to repurchase shares under this program.

YEAR 2000 COMPLIANCE

         The Company has a variety of operating systems, computer software applications, computer hardware equipment (collectively, "IT Systems") and other equipment with embedded electronic circuits, including applications that the Company uses in its administrative functions and in the operations of its various subsidiaries and business divisions (collectively, the "Non-IT Systems" and together with the IT Systems, the "Systems"). Because resolution of Year 2000 issues is considered a priority of the Company, the Company created a Year 2000 Task Force to oversee the Company's Year 2000 compliance. The Task Force, consisting of members of the Company's management and accounting, financial planning, legal, and internal audit departments, has oversight of the information systems managers and other administrative personnel charged with implementing the Company's Year 2000 compliance program (collectively, the "Year 2000 Compliance Team").

         The Task Force has surveyed the Year 2000 Compliance Team regarding the Year 2000 compliance of the Systems. The surveys indicated that a small number of the Systems are not Year 2000 compliant. Affected Systems are primarily Non-IT Systems that are not critical to the material operations of the Company and its subsidiaries. The Company and its subsidiaries have replaced many of these Systems and are in the process of replacing others. All non-compliant Systems will be replaced no later than September 30, 1999. In substantially all of the cases, the replacement of or upgrading to the non-compliant Systems (i) has occurred or will occur for reasons unrelated to the non-compliance of the Systems and (ii) has not been accelerated as a result of the non-compliance of such Systems. To date, the timetable for addressing non-compliance of Systems has been substantially the same for both IT Systems and Non-IT Systems. The Company anticipates that this will continue to be the case as it completes its Year 2000 program.

         The Company does not believe (i) that the non-compliant Systems pose a material risk to the financial condition of the Company or of the individual operations of subsidiaries or operating divisions that currently have non-compliant Systems or (ii) that the cost of replacing, upgrading or otherwise changing the non-compliant Systems is material to the Company or to the individual subsidiaries or operating divisions. The Company has used, and will continue to use, internally generated cash to fund the correction of Systems that are not compliant.

         In order to further confirm the Company's Year 2000 readiness, the Company engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness program. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions are consistent with the Company's internal determinations of its Year 2000 readiness. The Company has adopted the consulting firm's recommendations for achieving Year 2000 compliance.

         The Task Force is finalizing its Year 2000 contingency plan and it expects to have it completed no later than September 30, 1999.

         As a result of the Company's Year 2000 compliance program, the Company believes that it is highly unlikely that any interruption to its operations resulting from a compliance failure will have a material adverse effect on the operations or financial condition of the Company as a whole or of any operating subsidiary or division. Achieving Year 2000 compliance is dependent on many factors, however, and some of these factors are not completely within the Company's control. Although the Company and its subsidiaries obtain information, materials and services from numerous sources and provide goods and services to numerous customers, the failure of these third-parties (including U.S. government agencies) to achieve Year 2000 readiness may adversely impact the Company's operations. Although most of the Company's Year 2000 readiness program is substantially the same across the businesses of the Company's various subsidiaries, the Company believes that non-compliance of third parties in its financial services operations could have a greater effect on the Company than the non-compliance of third parties in its less technology-intensive operations such as general contracting and home building.

         The Company believes the most likely Year 2000 worst-case scenario would be the failure of some significant vendors, subcontractors or other third parties to achieve compliance, resulting in a slowdown of the Company's operations. The Company is not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance of third parties affecting the Company's operations, the Company continues to survey its largest customers, subcontractors, and vendors by sending requests for disclosure of Year 2000 readiness. The Company anticipates completing such survey by the Fall of 1999.

Year 2000 Forward-looking Statements

         Certain statements in this section, other than historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements involve risks and uncertainties relative to the Company's ability to assess and remediate any Year 2000 compliance issues, the ability of third parties to correct material non-compliant systems, and the Company's assessment of the Year 2000 issue's impact on its financial results and operations.

OTHER DEVELOPMENTS AND OUTLOOK

         During April 1998, the Company's Home Building subsidiary purchased approximately 90% of Wayne Homes, Inc. Prior to the acquisition, Wayne Homes was a privately owned company. Wayne Homes, a 25-year-old builder that constructs homes on customer-owned sites in widely diverse locations, operates in eight Ohio markets. The company delivers approximately 600 homes annually at an average sales price of approximately $100,000. This acquisition is consistent with Centex's strategy of diversifying into more segments of the homebuilding market. In May 1998, Teal Homes was acquired by the Company's Home Building subsidiary. Teal Homes builds approximately 180 homes annually in the Richmond, Virginia market. This acquisition is also consistent with the Company's growth strategy and offered an immediate entry into the growing Richmond market.

         In December 1998, Centex Real Estate Corporation, the home building subsidiary of Centex Corporation, purchased Calton Homes, Inc. Calton Homes builds and sells single-family homes in central New Jersey. During its fiscal year ended November 30, 1997, Calton Homes delivered 226 homes at an average sales price of $277,000. Calton Homes's customers include second and third-time move-up as well as "active adult" home buyers. Management believes this acquisition will substantially increase the Company's presence in New Jersey and that Calton Homes's management team will help expand Centex's operations in the Northeast.

         The total cost for these three home building acquisitions was approximately $124 million.

         Also during the year, Centex announced the formation of a new subsidiary, Centex Latin America, Inc., which will pursue investments in housing companies operating in Mexico and in other Latin American markets, including Argentina, Brazil and Chile.

         Centex enters fiscal 2000 with a record housing backlog and excellent prospects in each of its other businesses. Assuming the prevailing favorable economic environment continues, earnings for the current fiscal year should exceed fiscal 1999 results.

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Company's businesses; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations and debt. The Company utilizes forward sale commitments to mitigate some of this risk associated with the mortgage loan portfolio. Other than the forward commitments listed above, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 31, 1999.

         The Financial Services segment of the Company provides conforming, sub-prime, and home equity loans. The conforming loans are sold forward upon closing and subsequently delivered to a third-party purchaser within approximately 60 days. The sub-prime and home equity loans are securitized on a quarterly basis. Due to the frequency of these loan sales and securitizations, the market risk associated with these mortgages is minimal.

         Home Equity retains the residual interest in the securitizations described above. As of March 31, 1999, the mortgage securitization residual interest ("MSRI") was $80.2 million. The Company continuously monitors the fair value of the MSRI and reviews the factors expected to influence the future conditional (or constant) prepayment rate ("CPR"), discount rates, and credit losses. In developing assumptions regarding expected future CPR, the Company considers a variety of factors, many of which are interrelated. These include historical performance, origination channels, characteristics of borrowers (e.g. credit quality and loan-to-value relationships), and market factors that influence competition. If changes in assumptions regarding future CPR, discount rates, or credit losses are necessary, the MSRI fair value is adjusted accordingly.

         The Company utilizes both short-term and long-term debt in its financing strategy. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until it would be required to refinance such debt.

         As of March 31, 1999, short-term debt was $1.6 billion, which includes $1.3 billion of debt applicable to the Financial Services operations. The majority of the Financial Services debt is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines, which bear interest at the prevailing market rates. The weighted average interest rate of balances outstanding at March 31, 1999 was 5.6%. Long-term debt outstanding at March 31, 1999 was as follows (in thousands):

                                                    MATURITIES THROUGH MARCH 31,
                            ---------------------------------------------------------------------------
                              2000          2001         2002         2003         2004      Thereafter       Total       Fair Value
                            --------     ---------     --------     ---------     -------    ----------     ----------    ----------
Fixed Rate Debt             $ 1,525      $    495      $ 1,285      $ 15,190      $   80      $ 199,251     $ 217,826      $ 223,341
    Average Interest Rate      7.57%         7.43%        7.55%         6.42%       7.00%          8.06%         7.94%

Variable Rate Debt          $ 2,385      $ 60,173      $   340      $    115      $  125      $   3,335     $  66,473      $  66,473
    Average Interest Rate      6.13%         5.76%        3.42%         3.42%       3.42%          3.42%         5.64%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL INFORMATION

       CENTEX CORPORATION AND SUBSIDIARIES
       Consolidated Revenues and Operating Earnings by Line of Business     42
       Statements of Consolidated Earnings                                  43
       Consolidated Balance Sheets                                          44
       Statements of Consolidated Cash Flows                                46
       Statements of Consolidated Stockholders' Equity                      47
       Notes to Consolidated Financial Statements                           48
       Report of Independent Public Accountants                             67
       Quarterly Results                                                    68

                       CENTEX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED REVENUES AND OPERATING EARNINGS BY LINE OF BUSINESS
                             (Dollars in thousands)

                                                     ---------------------------------------------------------------------------
                                                                                 For the Years Ended March 31,
                                                     ---------------------------------------------------------------------------
                                                            1999            1998            1997            1996            1995
                                                     ---------------------------------------------------------------------------
REVENUES
   Home Building
    Conventional Homes                               $ 2,819,442     $ 2,312,045     $ 2,299,592     $ 1,989,929     $ 2,110,735
                                                              55%             58%             61%             64%             65%
    Manufactured Homes                                   178,556         140,621              --              --              --
                                                               3%              4%             --%             --%             --%
   Investment Real Estate                                 33,694          25,403           9,032              --              --
                                                               1%              1%             --%             --%             --%
   Financial Services                                    436,299         246,278         168,722         129,546         106,841
                                                               8%              6%              5%              4%              3%
   Construction Products (A)                             336,073         297,322         239,380              --              --
                                                               7%              7%              6%             --%             --%
   Contracting and Construction Services               1,350,776         953,781       1,068,265         983,512       1,059,928

                                                              26%             24%             28%             32%             32%
                                                     -----------     -----------     -----------     -----------     -----------
                                                     $ 5,154,840     $ 3,975,450     $ 3,784,991     $ 3,102,987     $ 3,277,504
                                                     ===========     ===========     ===========     ===========     ===========
                                                             100%            100%            100%            100%            100%

OPERATING EARNINGS
   Home Building
    Conventional Homes                               $   242,223     $   170,531     $   144,043     $   106,695     $   112,149
                                                              55%             60%             67%             74%             83%
    Manufactured Homes, net (B)                           10,253           8,741              --              --              --
                                                               2%              3%             --%             --%             --%
   Investment Real Estate                                 29,420          28,231          17,896              --              --
                                                               7%             10%              8%             --%             --%
   Financial Services                                     92,309          31,371          24,410          17,155           9,399
                                                              21%             11%             12%             12%              7%
   Construction Products, net (A) (B)                     69,189          47,746          32,716          25,628          16,577
                                                              16%             17%             15%             18%             12%
   Contracting and Construction Services                  15,209           7,152          (2,183)         (4,995)         (1,790)
                                                               3%              2%             (1%)            (3%)            (1%)
   Other, net                                            (15,624)         (7,621)         (2,260)           (866)         (1,608)
                                                              (4%)            (3%)            (1%)            (1%)            (1%)
                                                     -----------     -----------     -----------     -----------     -----------
       OPERATING EARNINGS                                442,979         286,151         214,622         143,617         134,727
                                                             100%            100%            100%            100%            100%

   Corporate General and Administrative                   28,104          21,261          16,817          14,969          15,253

   Interest                                               41,581          33,256          34,062          40,862          33,014
                                                     -----------     -----------     -----------     -----------     -----------
   Earnings Before Gain on Construction Products's
     IPO
     and Income Taxes                                    373,294         231,634         163,743          87,786          86,460

   Construction Products's IPO Gain                           --              --              --              --          59,328
                                                     -----------     -----------     -----------     -----------     -----------

       EARNINGS BEFORE INCOME TAXES                  $   373,294     $   231,634     $   163,743     $    87,786     $   145,788
                                                     ===========     ===========     ===========     ===========     ===========

    Applicable segment overhead costs have been deducted from lines of business operating earnings.

    (A) As a result of Centex Construction Products, Inc.'s ("Construction Products") repurchases of its own stock during the June 30, 1996 quarter, Centex's ownership interest in Construction Products increased to more than 50% (60.6% as of March 31, 1999). Accordingly, beginning with the quarter ended June 30, 1996, Construction Products's financial results have been consolidated with those of Centex and are reflected in Centex's revenues and operating earnings. In order to facilitate comparisons between years, Construction Products's operating earnings have been reflected net of minority interest. Had Construction Products's revenues been consolidated for the years ended March 31, 1996 and 1995, Centex's consolidated revenues for those years would have increased by $222,594 and $194,313, respectively.

    (B) Operating earnings for Manufactured Homes and Construction Products are reflected in this summary net of their respective minority interests. Operating earnings related to those minority interests were $2,492 and $2,678 for Manufactured Homes in 1999 and 1998, respectively. Minority interest for Construction Products was $51,121, $40,587, $31,690, $26,676 and $17,252 for 1999, 1998, 1997, 1996 and 1995, respectively.

                       CENTEX CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                  (Dollars in thousands, except per share data)


                                           -------------------------------------------
                                                   For the Years Ended March 31,
                                           -------------------------------------------
                                                1999           1998            1997
                                           -------------------------------------------
REVENUES
   Home Building
    Conventional Homes                     $  2,819,442   $  2,312,045    $  2,299,592
    Manufactured Homes                          178,556        140,621              --
   Investment Real Estate                        33,694         25,403           9,032
   Financial Services                           436,299        246,278         168,722
   Construction Products                        336,073        297,322         239,380
   Contracting and Construction Services      1,350,776        953,781       1,068,265
                                           ------------   ------------    ------------
                                              5,154,840      3,975,450       3,784,991
                                           ------------   ------------    ------------

COSTS AND EXPENSES
   Home Building
    Conventional Homes                        2,577,219      2,141,514       2,155,549
    Manufactured Homes                          165,811        129,202              --
   Investment Real Estate                         4,274         (2,828)         (8,864)
   Financial Services                           343,990        214,907         144,312
   Construction Products                        215,763        208,989         174,974
   Contracting and Construction Services      1,335,567        946,629       1,070,448
   Other, net                                    15,624          7,439           2,260
   Corporate General and Administrative          28,104         21,261          16,817
   Interest                                      41,581         33,256          34,062
   Minority Interest                             53,613         43,447          31,690
                                           ------------   ------------    ------------
                                              4,781,546      3,743,816       3,621,248
                                           ------------   ------------    ------------

EARNINGS BEFORE INCOME TAXES                    373,294        231,634         163,743
   Income Taxes                                 141,332         86,828          57,180
                                           ------------   ------------    ------------

NET EARNINGS                               $    231,962   $    144,806    $    106,563
                                           ============   ============    ============

EARNINGS PER SHARE
   Basic                                   $       3.90   $       2.45    $       1.86
                                           ============   ============    ============
   Diluted                                 $       3.75   $       2.36    $       1.80
                                           ============   ============    ============

AVERAGE SHARES OUTSTANDING
   Basic                                     59,488,701     59,007,158      57,280,710
   Common Share Equivalents
    Options                                   1,965,116      1,857,785       1,578,192
    Convertible Debenture                       400,000        400,000         400,000
                                           ------------   ------------    ------------
   Diluted                                   61,853,817     61,264,943      59,258,902
                                           ============   ============    ============

  See notes to consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                  -----------------------
                                                                   Centex Corporation and
                                                                        Subsidiaries
                                                                  -----------------------
                                                                          March 31,
                                                                  -----------------------

                                                                     1999         1998
                                                                  -----------------------
ASSETS
  Cash and Cash Equivalents                                       $  111,268   $   98,316
  Receivables -
   Residential Mortgage Loans                                      1,395,616    1,191,450
   Construction Contracts                                            232,779      207,688
   Trade, including Notes of $29,458 and $12,904                     226,999      183,203
  Inventories -
   Housing Projects                                                1,412,788      970,290
   Land Held for Development and Sale                                 74,081       48,844
   Construction Products                                              33,030       32,537
   Other                                                              13,920       12,883
  Investments -
   Centex Development Company, L.P.                                   63,207       34,526
   Joint Ventures and Other                                           48,594        7,558
   Unconsolidated Subsidiaries                                            --           --
  Property and Equipment, net                                        313,655      295,992
  Other Assets -
   Deferred Income Taxes                                              49,107      147,607
   Goodwill, net                                                     222,162      133,847
   Mortgage Securitization Residual Interest                          80,152       14,747

   Deferred Charges and Other                                         57,388       36,731
                                                                  ----------   ----------
                                                                  $4,334,746   $3,416,219
                                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued Liabilities                        $1,018,650   $  799,154
  Short-term Debt                                                  1,626,600    1,152,873
  Long-term Debt                                                     284,299      237,715
  Payables to Affiliates                                                  --           --
  Minority Stockholders' Interest                                    140,721      152,468
  Negative Goodwill                                                   66,837       82,837
  Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000 Shares, None Issued              --           --
   Common Stock, $.25 Par Value; Authorized 100,000,000 Shares;
        Issued and Outstanding 59,388,350 and 59,531,758 Shares       14,847       14,883
   Capital in Excess of Par Value                                     20,822       36,761
   Retained Earnings                                               1,161,970      939,528
                                                                  ----------   ----------
  Total Stockholders' Equity                                       1,197,639      991,172
                                                                  ----------   ----------
                                                                  $4,334,746   $3,416,219
                                                                  ==========   ==========

   See notes to consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


-------------------------------------------------
     Centex Corporation        Financial Services
-------------------------------------------------
         March 31,                 March 31,
-------------------------------------------------
     1999        1998         1999         1998
-------------------------------------------------
$   72,279   $   87,491   $   38,989   $   10,825

        --           --    1,395,616    1,191,450
   232,779      207,688           --           --
   171,264      129,870       55,735       53,333

 1,412,788      970,290           --           --
    74,081       48,844           --           --
    33,030       32,537           --           --
    13,920       12,883           --           --

    63,207       34,526           --           --
    48,594        7,558           --           --
   221,744      146,592           --           --
   285,891      276,008       27,764       19,984

    40,541      144,090        8,566        3,517
   206,595      123,709       15,567       10,138
        --           --       80,152       14,747
    40,962       23,730       16,426       13,001
----------   ----------   ----------   ----------
$2,917,675   $2,245,816   $1,638,815   $1,316,995
==========   ==========   ==========   ==========


$  926,377   $  711,564   $   92,273   $   87,590
   303,656       73,823    1,322,944    1,079,050
   284,299      237,715           --           --
        --           --      102,652       58,299
   138,867      148,705        1,854        3,763
    66,837       82,837           --           --
        --           --           --           --

    14,847       14,883            1            1
    20,822       36,761       75,944       74,944
 1,161,970      939,528       43,147       13,348
----------   ----------   ----------   ----------
 1,197,639      991,172      119,092       88,293
----------   ----------   ----------   ----------
$2,917,675   $2,245,816   $1,638,815   $1,316,995
==========   ==========   ==========   ==========



In the supplemental data presented above, "Centex Corporation" represents the adding together of all subsidiaries other than those included in Financial Services as described in Note A to the consolidated financial statements. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)

                                                                  -----------------------------------
                                                                     For the Years Ended March 31,
                                                                  -----------------------------------
                                                                     1999         1998         1997
                                                                  -----------------------------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                   $ 231,962    $ 144,806    $ 106,563
   Adjustments -
     Depreciation, Depletion and Amortization                        36,172       25,638       13,512
     Deferred Income Taxes                                           96,462       59,181       42,843
     Equity in Earnings of Centex Development Company, L.P. and
       Joint Ventures                                                  (125)      (3,796)        (996)
     Minority Interest, net of taxes                                 35,112       28,836       20,567
   Increase in Receivables                                          (66,897)     (36,163)     (22,834)
   Increase in Residential Mortgage Loans                          (204,166)    (558,793)      (2,901)
   (Increase) Decrease in Inventories                              (426,301)     (70,337)      99,260
   Increase in Payables and Accruals                                205,671       61,456       12,833
   Increase in Other Assets, net                                   (115,179)     (72,445)     (40,988)
   Other, net                                                       (46,859)     (18,598)      29,649
                                                                  ---------    ---------    ---------
                                                                   (254,148)    (440,215)     257,508
                                                                  ---------    ---------    ---------

CASH FLOWS - INVESTING ACTIVITIES
   (Increase) Decrease in Advances to Centex Development
     Company, L.P. and Joint Ventures                               (51,147)       7,195        4,725
   Acquisitions -
     Home Building Operations                                      (124,116)          --           --
     Cavco and Eagle Gypsum                                              --           --     (104,894)
   Property and Equipment Additions, net                            (52,453)     (36,874)     (16,137)
                                                                  ---------    ---------    ---------
                                                                   (227,716)     (29,679)    (116,306)
                                                                  ---------    ---------    ---------

CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Debt -
     Secured by Residential Mortgage Loans                          243,894      498,532        5,502
     Other                                                          276,417       27,769     (135,804)
   Proceeds from Stock Option Exercises                               9,482       18,583       12,122
   Retirement of Common Stock                                       (25,457)          --           --
   Dividends Paid                                                    (9,520)      (7,994)      (5,744)
                                                                  ---------    ---------    ---------
                                                                    494,816      536,890     (123,924)
                                                                  ---------    ---------    ---------

NET INCREASE IN CASH                                                 12,952       66,996       17,278

CASH AT BEGINNING OF YEAR                                            98,316       31,320       14,042
                                                                  ---------    ---------    ---------

CASH AT END OF YEAR                                               $ 111,268    $  98,316    $  31,320
                                                                  =========    =========    =========

See notes to consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                   -------------------------------------------------------------------
                                                             Capital In
                                   Preferred    Common        Excess Of       Retained
                                     Stock      Stock         Par Value       Earnings        Total
                                   -------------------------------------------------------------------
Balance, March 31, 1996            $     --   $    14,214    $     6,725    $   701,897    $   722,836
    Exercise of Stock Options            --           294         11,828             --         12,122
    Net Earnings                         --            --             --        106,563        106,563
    Cash Dividends                       --            --             --         (5,744)        (5,744)
                                   --------   -----------    -----------    -----------    -----------
Balance, March 31, 1997                  --        14,508         18,553        802,716        835,777
    Exercise of Stock Options            --           375         18,208             --         18,583
    Net Earnings                         --            --             --        144,806        144,806
    Cash Dividends                       --            --             --         (7,994)        (7,994)
                                   --------   -----------    -----------    -----------    -----------
Balance, March 31, 1998                  --        14,883         36,761        939,528        991,172
    EXERCISE OF STOCK OPTIONS            --           143          9,339             --          9,482
    RETIREMENT OF 714,800 SHARES         --          (179)       (25,278)            --        (25,457)
    NET EARNINGS                         --            --             --        231,962        231,962
    CASH DIVIDENDS                       --            --             --         (9,520)        (9,520)
                                   --------   -----------    -----------    -----------    -----------
BALANCE, MARCH 31, 1999            $     --   $    14,847    $    20,822    $ 1,161,970    $ 1,197,639
                                   ========   ===========    ===========    ===========    ===========

    See notes to consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


(A) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Centex Corporation and subsidiaries ("Centex" or the "Company") after the elimination of all significant intercompany balances and transactions.

Balance sheet data are presented in the following categories:

     o Centex Corporation and Subsidiaries. This represents the adding together of Centex Corporation, Financial Services and all of their consolidated subsidiaries. The effects of transactions among related companies within the consolidated group have been eliminated.

     o Centex Corporation. This information is presented as supplemental information and represents the adding together of all subsidiaries other than those included in Financial Services, which are presented on an equity basis of accounting.

     o Financial Services. This information is presented as supplemental information and represents Centex Financial Services and subsidiaries.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

         Revenues from Home Building projects and Investment Real Estate are recognized as homes and properties are sold and title passes. Earnings from the sale of mortgage servicing rights and from loan origination fees are recognized when the related loan is sold and delivered to a third-party purchaser.

         Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor. Retainages of $79 million included in construction contracts receivable and $82 million included in accounts payable at March 31, 1999 are generally receivable and payable within one year.

         Claims are recognized as revenue only after management has determined that collection is probable and the amount can be reliably estimated. Claims of $2.1 million, $0.5 million and $6.9 million are included in revenues for the years ended March 31, 1999, 1998 and 1997, respectively.

         Notes receivable at March 31, 1999 are collectible primarily over five years with $15.7 million being due within one year. The weighted average interest rate at March 31, 1999 was 6.1%.

INVENTORY, CAPITALIZATION AND SEGMENT EXPENSES

         Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs and capitalized interest and real estate taxes) or fair value less cost to sell. The capitalized costs, other than interest, are included in Home Building and Investment Real Estate costs and expenses in the statement of consolidated earnings as related revenues are recognized. Interest costs relieved from inventories are included as interest expense. The Company reviews the recoverability of its Home Building inventories on an individual project basis in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         Construction Products inventories are stated at the lower of average cost (including applicable material, labor and plant overhead) or market.

         General operating expenses associated with each segment of business are expensed as incurred and are included in the appropriate segment of business.

INVESTMENTS

         From time to time the Company sells certain real estate assets to Centex Development Company, L.P. in exchange for cash or additional Class C Partnership Units. The assets are sold at their estimated fair market value at the time of sale using available market information including data from recent sales, brokers and appraisals. The Company records any excess of the sales price over book value as deferred income. The Company recognizes the deferred income when the properties are subsequently sold by Centex Development Company, L.P. See Note F for additional information regarding Centex Development Company, L.P.

         The Company is involved in joint ventures with interests ranging from 20% to 50%. The investments in these joint ventures are carried on the equity method in the consolidated financial statements except for Centex Construction Products, Inc.'s ("Construction Products") 50% joint venture interests in its cement plants in Illinois and Texas. Construction Products has proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of those ventures. The earnings or losses of the Company's other joint ventures are not significant and are included in the appropriate segment of business revenues.

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

GOODWILL AND NEGATIVE GOODWILL

         Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is amortized over various periods between 6 and 40 years. The Company monitors its goodwill and other intangibles to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. In case of an impairment, the recorded costs would be written down to fair value on a discounted basis. Goodwill amortization totaled $10.5 million in fiscal 1999, $5.8 million in fiscal 1998 and $2.1 million in fiscal 1997.

         Negative goodwill arose in conjunction with Centex's Home Building subsidiary's fiscal 1997 combination transaction with Vista Properties, Inc. Negative goodwill is being amortized over approximately seven years ($16 million annually) which represents the estimated period over which Vista's land will be developed and/or sold. Amortization is reflected as a reduction of costs and expenses in the accompanying statements of consolidated earnings.

EARNINGS PER SHARE

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed based upon the basic weighted average number of shares plus the dilution of the stock options and the convertible debenture.

         Options to purchase approximately one million shares of common stock at approximately $38.60 per share (expiring in April 2008) were outstanding during the fiscal year ended March 31, 1999 but were not included in the computation of diluted earnings per share because they were anti-dilutive.

RESIDENTIAL MORTGAGE LOANS RECEIVABLE

         Residential mortgage loans of $1.4 billion at March 31, 1999 are stated at the lower of cost or market. Market is determined based on forward sale commitments or on current investor yield requirements, adjusted for deferred hedging gains or losses. Substantially all of the mortgage loans generated by CTX Mortgage are sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter, while substantially all the mortgage loans produced by Centex Home Equity Corporation ("Home Equity") are securitized, generally on a quarterly basis. Due to the fact that defaults of new loans within the first 60 to 90 days are minimal, no significant reserves have been provided.

MORTGAGE SECURITIZATION RESIDUAL INTEREST

         One of Home Equity's primary sources of income is the recognition of gains in connection with securitizations and, to a lesser extent, whole loan sales. In a securitization, Home Equity retains a residual interest that represents its right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee, an insurance fee (where applicable) together with the credit losses relating to the loans securitized (the "Excess Spread"). In a whole loan sale, Home Equity receives cash and recognizes a gain upon completion of the transaction. Gain on sale of mortgages also includes points and fees generated through direct retail mortgage originations (included in earnings when the loans are securitized or sold).

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies Mortgage Securitization Residual Interest ("MSRI") as trading securities. As such they are carried at fair value on the Company's balance sheet. Unrealized changes in MSRI fair value are included in the Company's statement of operations in gain on sale of mortgage loans in the period of the change.

         Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis, which requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions, in excess of contractually scheduled reductions), estimated future credit losses, and the discount rate. Home Equity continuously monitors the fair value of MSRI and reviews the factors expected to influence discount rates, future annualized Conditional (or Constant) Prepayment Rate ("CPR") and credit losses. If changes in assumptions are necessary, MSRI fair value is adjusted accordingly.

         At March 31, 1999, Home Equity's MSRI portfolio was comprised of residual interests in securitizations with a fair value of $80.2 million. Home Equity valued its MSRI using a discount rate of 12% simple interest, a loss rate of 0.5% per annum and CPRs that differ for fixed rate and variable rate loans. For fixed rate loans, the CPR is 4.8% per annum in the first month of the loan and increases approximately 2.1% per annum each month reaching a maximum rate of 28% per annum by the end of the twelfth month. The variable rate loans have a constant CPR of 32% per annum. The average age of Home Equity's MSRI portfolio is approximately six months; because the pools are unseasoned, actual experience to date would not be meaningful. However, nothing has occurred that gives management reason to believe that actual experience will differ significantly from the above assumptions.

OFF-BALANCE-SHEET RISK

         CTX Mortgage enters into various financial agreements, in the normal course of business, in order to manage the exposure to changing interest rates as a result of having issued loan commitments to its customers at a specified price and period, and commits to sell mortgage loans at a specified price to various investors. CTX Mortgage had commitments to mortgagors of approximately $384 million and commitments from investors against these loan commitments of approximately $357 million at March 31, 1999.

         The Company does not engage in the trading of securities or other financial instruments.

STATEMENTS OF CONSOLIDATED CASH FLOWS - SUPPLEMENTAL DISCLOSURES

         Interest expenses relating to the Financial Services operations are included in their respective costs and expenses. Interest related to non-financial services operations are included as interest expense as summarized below:

                            -----------------------------------
                               For the Years Ended March 31,
                            -----------------------------------
                               1999         1998         1997
                            -----------------------------------
Total Interest Incurred     $ 118,451    $  78,128    $  65,517
Less - Financial Services     (76,870)     (44,872)     (31,455)
                            ---------    ---------    ---------
Interest Expense            $  41,581    $  33,256    $  34,062
                            =========    =========    =========

Net payments made for federal, state and foreign income taxes during the fiscal years ended March 31, 1999, 1998, and 1997 were $43.7 million, $23.3 million, and $16.0 million, respectively.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," issued in June 1996, superseded SFAS No. 122 in establishing standards for resolving issues relating to the accounting for continuing involvement arising from the transfer of financial assets. Under SFAS No. 125, an entity that undertakes an obligation to service financial assets recognizes a financial asset or servicing liability for that servicing contract and amortizes the estimated net servicing income or loss over the projected contract period. The servicing asset or liability is periodically reviewed for impairment or increased obligation based on its fair value. This Statement was effective for transfers and servicing of financial assets occurring after December 31, 1996. Implementing this new Statement did not have a material effect on the Company's financial position or results of operations.

         Effective April 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Company has no nonowner changes in equity that would be classified as "other comprehensive income." As a result, comprehensive income is equal to the Company's net earnings.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, requires companies to report selected quarterly segment information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Effective April 1998, the Company adopted this statement. It did not have a material effect on the Company's financial statements.

         In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. SFAS No. 132 requires additional disclosures relating to defined benefit pension or postretirement plans. This statement is effective for fiscal years beginning after December 15, 1997. The implementation of this statement had no material effect on the Company.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The effective date of the statement will be April 2000 for the Company. There is, however, an exposure draft dated May 1999 that would delay the implementation of this statement until April 2001.

         Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued in October 1998. This statement requires that an entity engaged in mortgage banking classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold the investments. The Company will implement SFAS No. 134 as of June 30, 1999.

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to be consistent with the fiscal 1999 presentation.

(B)      PROPERTY AND EQUIPMENT

         Property and equipment cost by major category and accumulated depreciation are summarized below:

                                   ----------------------
                                         March 31,
                                   ----------------------
                                      1999         1998
                                   ----------------------
Land, Buildings and Improvements   $  49,440    $  43,291
Machinery, Equipment and Other       183,375      174,403
Plants                               322,991      299,895
                                   ---------    ---------
                                     555,806      517,589
Accumulated Depreciation            (242,151)    (221,597)
                                   ---------    ---------
                                   $ 313,655    $ 295,992
                                   =========    =========

(C) INDEBTEDNESS

SHORT-TERM DEBT

         Balances of short-term debt were:

                               -------------------------------------------------
                                                   March 31,
                               -------------------------------------------------
                                        1999                      1998
                               -------------------------------------------------
                                 CENTEX     FINANCIAL      Centex     Financial
                               CORPORATION  SERVICES     Corporation  Services
                               -------------------------------------------------
Banks                          $       --   $  596,094   $       --   $  406,546
Commercial Paper                  289,140           --       65,000           --
Other Financial Institutions       14,516      726,850        8,823      672,504
                               ----------   ----------   ----------   ----------
                               $  303,656   $1,322,944   $   73,823   $1,079,050
                               ----------   ----------   ----------   ----------
Consolidated Short-term Debt          $1,626,600               $1,152,873
                                      ==========               ==========

         The Company borrows on a short-term basis from banks under uncommitted lines which bear interest at prevailing market rates. The weighted average interest rates of the short-term indebtedness outstanding during fiscal 1999 and 1998 were 6.0% and 6.2%, respectively. The weighted average rates of balances outstanding for March 31, 1999 and 1998 were 5.6% and 6.2%, respectively.

LONG-TERM DEBT

         Balances of long-term debt were:

                                                        ---------------------
                                                              March 31,
                                                        ---------------------
                                                          1999         1998
                                                        ---------------------
Subordinated Debentures, 7.375%, due in 2005            $ 99,698     $ 99,650
Subordinated Debentures, 8.75% to 8.8%, due in 2007       99,473      119,428
Other Indebtedness, 6.0% to 9.6%, due through 2027        85,128       18,637
                                                        --------     --------
                                                        $284,299     $237,715
                                                        ========     ========

     Maturities of long-term debt during the next five fiscal years are:
     2000, $3,910; 2001, $60,668; 2002, $1,625; 2003, $15,305; 2004, $205.

         Included in other long-term debt is a $2.1 million convertible subordinated debenture sold in August 1985 to a corporate officer at par. The indebtedness bears interest at LIBOR plus 1.5% and is convertible into 400,000 shares of the Company's common stock. In connection with this transaction, the Company has guaranteed the payment of a $2.1 million note payable to a bank by the officer. During May 1999, the terms of the debenture were amended to extend its maturity date from March 2000 to March 2010.

CREDIT FACILITIES

         The Company maintains a $425 million revolving credit agreement expiring in August 2001. Under the terms of the agreement, $170 million may be borrowed directly by CTX Mortgage. There were no borrowings outstanding to Centex Corporation under this facility during the fiscal years ended March 31, 1999 and 1998. CTX Mortgage has borrowed under this facility during fiscal years ended March 31, 1999 and 1998. Centex also has a $235 million revolving credit agreement with a group of banks that expires on November 17, 1999, which was put in place during fiscal 1999. There have been no borrowings under this facility since its inception.

         CTX Mortgage has a $300 million committed and secured mortgage warehouse facility with a bank group, expiring in October 1999. CTX Mortgage also maintains two committed mortgage warehouse facilities of $600 million expiring $300 million in August 1999 with an investment bank and expiring $300 million in October 1999 with a commercial bank. In addition, CTX Mortgage has a $200 million asset-backed commercial paper program which was extended for one year (to April 2000) and increased to $300 million in April 1999. CTX Mortgage's warehouse facilities require limited support from Centex which, under certain conditions, may require Centex's purchase from time to time of up to 10% of the outstanding collateral.

         At March 31, 1999, Centex Home Equity had a $300 million committed and secured mortgage warehouse facility with a bank group. The line was renewed and extended in April 1999 for $250 million, expiring in October 1999.

         Under the most restrictive covenants of the various debt agreements, retained earnings of $689 million were free of restrictions at March 31, 1999.

(D) CAPITAL STOCK

STOCKHOLDER RIGHTS PLAN

         On October 2, 1996, the Board of Directors of the Company adopted a new stockholder rights plan ("Plan") to replace the original rights plan which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right ("Right") for each share of Common Stock, par value $.25 per share, of the Company ("Common Stock") to all stockholders of record at the close of business on October 15, 1996. After giving effect to the Company's two-for-one stock split effective March 2, 1998, each Right entitles its holder to purchase one two-hundredths of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D, at an exercise price of $67.50. The Rights will become exercisable upon the earlier of 10 days after the first public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Common Stock, or 10 business days after a person or group announces an offer, the consummation of which would result in such person or group beneficially owning 15 percent or more of the Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. The Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20 percent or more of the Common Stock. If the Company is involved in a merger or other business combination at any time after a person or group has acquired beneficial ownership of 15 percent or more (or, in the case of FMR Corp., 20 percent or more) of Common Stock, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring Company having a market value of twice the exercise price of each Right. If any person or group acquires beneficial ownership of 15 percent or more (or, in the case of FMR Corp., 20 percent or more) of Common Stock, the Rights will entitle a holder (other than such person or any member of such group) to buy a number of additional shares of Common Stock having a market value of twice the exercise price of each Right. Alternatively, if a person or group has acquired 15 percent or more (or, in the case of FMR Corp., 20 percent or more) of the Common Stock, but less than 50 percent of the Common Stock, the Company may at its option exchange each Right of a holder (other than such person or any member of such group) for one share of Common Stock. In general, the rights are redeemable at $0.01 per right until 15 days after the Rights become exercisable as described above. Unless earlier redeemed, the Rights will expire on October 12, 2006.

STOCK OPTIONS

         The Company has three stock option plans: the Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the "1998 Plan"), the Centex Corporation Amended and Restated 1987 Stock Option Plan (the "1987 Plan"), and the Centex Corporation Stock Option Plan (the "Centex Plan"). Options granted under the 1998 Plan may not be granted at less than fair market value at the date of grant. Although the 1987 Plan provides that option grants may be at less than the fair market value at the date of the grant, the Company has consistently followed the practice of issuing options at the fair market value at the date of grant. Options granted under the Centex Plan were not granted at less than the fair market value at the date of the grant. The Centex Plan expired during the fiscal year ended March 31, 1999. Under all three plans, option periods and exercise dates may vary within a maximum period of ten years.

         The Company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than fair market value at the date of the grant.

         A summary of the activity of the three stock option plans is presented below:

                                          -----------------------------------------------------------------------------------
                                                     1999                        1998                         1997
                                          -----------------------------------------------------------------------------------
                                                         WEIGHTED-                     Weighted-                   Weighted-
                                          NUMBER          AVERAGE                       Average        Number      Average
                                            OF            EXERCISE      Number         Exercise          of        Exercise
                                          SHARES           PRICE        of Shares        Price         Shares      Price
                                          -----------------------------------------------------------------------------------
Options Outstanding,
   Beginning of Year                        5,260,056   $   14.22      5,360,058      $ 10.89       6,051,818    $       9.47
Options Granted                             2,254,800   $   38.27      1,804,890      $ 18.36         715,750    $      16.01
Options Exercised                            (709,283)  $   11.51     (1,660,518)     $  7.80      (1,190,630)   $       6.47
Options Forfeited/Expired                     (41,825)  $   18.44       (244,374)     $ 15.18        (216,880)   $      12.61
                                          -----------               ------------                  -----------
Options Outstanding, End of Year            6,763,748   $   22.46      5,260,056      $ 14.22       5,360,058    $      10.89
                                          ===========               ============                  ===========
Options Exercisable, End of Year            2,760,743                  2,045,732                    2,045,684
                                          ===========               ============                  ===========
Shares Available for Future Stock Option
   Grants, End of Year                      3,478,257                  4,104,254                    4,827,608
                                          ===========               ============                  ===========
Weighted-Average Fair Value of
   Options Granted during the Year        $     18.54               $       9.31                  $      7.09

         Using the treasury stock method, which assumes that any proceeds together with the related tax benefits from the exercise of options would be used to purchase common stock at current prices, the dilutive effect of the options on outstanding shares as of March 31, 1999 would have been 2.3%. This is significantly less than appears on a gross basis when compared to the 59,388,350 common shares outstanding as of March 31, 1999.

         The following table summarizes information about stock options outstanding at March 31, 1999:

                                   ------------------------------------------------------------------------------
                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                   ------------------------------------------------------------------------------
                                                      WEIGHTED-
                                                       AVERAGE        WEIGHTED-                         WEIGHTED-
                                    NUMBER OF         REMAINING       AVERAGE         NUMBER OF         AVERAGE
                                     SHARES          CONTRACTUAL      EXERCISE         SHARES           EXERCISE
   RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE (YEARS)      PRICE         OUTSTANDING         PRICE
   --------------------------------------------------------------------------------------------------------------
   $ 8.5625 - $12.6250               1,388,248            1.96         $ 9.13         1,235,566          $ 8.97
   $13.0000 - $19.5000               2,991,550            6.96         $16.66         1,126,732          $16.51
   $19.5938 - $28.5313                  93,000            8.24         $23.25             8,000          $21.36
   $30.3438 - $39.6875               2,290,950            9.04         $38.08           390,445          $38.52
                                     ---------                                        ---------
                                     6,763,748            6.66         $22.46         2,760,743          $16.26
                                     =========                                        =========

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     -------------------------------------------
                                         1999            1998            1997
                                     -------------------------------------------
Net Earnings - as Reported           $   231,962     $   144,806     $   106,563
Net Earnings - Pro Forma             $   217,504     $   140,034     $   105,063
Earnings Per Share - as Reported
   Basic                             $      3.90     $      2.45     $      1.86
   Diluted                           $      3.75     $      2.36     $      1.80
Earnings Per Share - Pro Forma
   Basic                             $      3.66     $      2.37     $      1.83
   Diluted                           $      3.52     $      2.29     $      1.77

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              ----------------------------
                              1999        1998        1997
                              ----------------------------
Expected Volatility           34.3%       35.3%       35.7%
Risk-Free Interest Rate        5.7%        6.9%        6.8%
Dividend Yield                  .4%         .6%         .6%
Expected Life (Years)          8           8           8

(E) INCOME TAXES

         The provision for income taxes includes the following components:

                                                    ----------------------------------
                                                      For the Years Ended March 31,
                                                    ----------------------------------
                                                      1999         1998         1997
                                                    ----------------------------------
Current Provision
   Federal                                          $ 32,858     $ 18,555     $ 11,216
   State                                              12,012        9,092        3,121
                                                    --------     --------     --------
                                                      44,870       27,647       14,337
                                                    --------     --------     --------
Deferred Provision
   Federal                                            92,008       57,780       38,771
   State                                               4,454        1,401        4,072
                                                    --------     --------     --------
                                                      96,462       59,181       42,843
                                                    --------     --------     --------
Provision for Income Taxes                          $141,332     $ 86,828     $ 57,180
                                                    ========     ========     ========

         The effective tax rate is greater than the federal statutory rate of 35% in 1999 and 1998 due to the following items:


                                                    ----------------------------------
                                                      For the Years Ended March 31,
                                                    ----------------------------------
                                                      1999         1998         1997
                                                    ----------------------------------
Financial Income Before Taxes                       $373,294     $231,634     $163,743
                                                    ========     ========     ========
Income Taxes at Statutory Rate                      $130,653     $ 81,072     $ 57,311
Increases (Decreases) in Tax Resulting From -
   State Income Taxes, net                             9,068        5,822        4,131
   Negative Goodwill Amortization                     (6,000)      (6,000)      (6,000)
   Other                                               7,611        5,934        1,738
                                                    --------     --------     --------
Provision for Income Taxes                          $141,332     $ 86,828     $ 57,180
                                                    ========     ========     ========
Effective Tax Rate                                        38%          37%          35%

         The deferred income tax provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

                                                    ----------------------------------
                                                      For the Years Ended March 31,
                                                    ----------------------------------
                                                      1999         1998         1997
                                                    ----------------------------------
Utilization of Net Operating Loss Carryforwards     $ 28,224     $ 43,771     $ 46,865
Tax Basis in Excess of Book Basis                     71,740        9,207        3,648
Uniform Capitalization for Tax Reporting               3,525        7,379       (2,893)
Excess Tax Depreciation and Amortization               2,366        4,097        2,257
Financial Accrual Changes and Other                   (9,393)      (5,273)      (7,034)
                                                    --------     --------     --------
                                                    $ 96,462     $ 59,181     $ 42,843
                                                    ========     ========     ========

         Components of deferred income taxes are as follows:

                                                           ---------------------
                                                                 March 31,
                                                           ---------------------
                                                             1999         1998
                                                           ---------------------
Deferred Tax Liabilities
   Excess Tax Depreciation and Amortization                $ 31,347     $ 30,517
   Interest and Real Estate Taxes Expensed as Incurred       18,933       20,828
   Equity Adjustments                                        27,675       24,714
   Consolidated Return Regulation Deferrals                   6,861        6,864
   All Other                                                 13,934       14,413
                                                           --------     --------
Total Deferred Tax Liabilities                               98,750       97,336
                                                           --------     --------

Deferred Tax Assets
   Tax Basis in Excess of Book Basis                         26,548       99,281
   Net Operating Loss Carryforwards                          17,631       43,536
   Uniform Capitalization for Tax Reporting                  30,924       34,493
   Financial Accruals                                        60,301       50,084
   Alternative Minimum Tax                                    4,555           --
   All Other                                                  7,898       17,549
                                                           --------     --------
Total Deferred Tax Assets                                   147,857      244,943
                                                           --------     --------

Net Deferred Tax Assets                                    $ 49,107     $147,607
                                                           ========     ========

         At March 31, 1999, Centex had $50.3 million of net operating loss carryforwards available to reduce future federal taxable income which expire if unused as follows: 2006, $1.5 million; 2007, $3.0 million; 2008, $1.0 million; 2009, $0.5 million; 2010, $28.6 million; and 2011, $15.7 million.

(F) CENTEX DEVELOPMENT COMPANY, L.P.

         In March 1987, certain of Centex's subsidiaries contributed to Centex Development Company, L.P., (the "Partnership") a newly formed master limited partnership, properties with a historical cost basis (which approximated market value) of approximately $76 million. The Partnership was formed to enable stockholders to participate in long-term real estate development projects whose dynamics are inconsistent with Centex's traditional financial objectives.

         The Partnership is a limited partnership which is controlled by its general partner, 3333 Development Corporation ("Development"), a wholly-owned subsidiary of 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex and is held by a nominee. These securities, held by the nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

         The three-person Board of Directors of Holding is elected by the stockholders of Centex. Two of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Thus the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent board of Holding manage how the Partnership conducts its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company's interest in the cash and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

         During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Limited Partnership Units ("Class C Units"). On March 31, 1998, 7,542 Class C Units were issued in exchange for assets with a fair market value of $7.5 million. Additionally, on this date, the 1,000 Class A Units were converted to 32,260 new Class A Units. During fiscal 1999, an additional 19,445 Class C Units were issued in exchange for assets with a fair market value of $19.4 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, defined as its capital contributions, adjusted for cash distributions representing return of the capital contributions. In July 1995, in conjunction with the extension of the automatic detachment date from 1997 to 2007, Centex reduced its Unrecovered Capital, as defined, to $47.3 million and waived unpaid preference as of that date of $37.5 million. Unrecovered Capital, as defined, was reduced by $4.5 million during fiscal 1998 and $4.5 million during fiscal 1997 as a result of capital distributions and preference payments. Preference payments in arrears at March 31, 1999 amounted to $9.1 million. No preference payments were made during fiscal 1999.

         Supplementary condensed combined financial statements for the Company, 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries are set forth below. For additional information on 3333 Holding Corporation and its subsidiary and Centex Development Company, L.P. and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS

                                                -------------------------
                                                        March 31,
                                                -------------------------
                                                   1999           1998
                                                -------------------------
ASSETS
   Cash and Cash Equivalents                    $  111,632     $   98,576
   Receivables                                   1,860,090      1,588,247
   Inventories                                   1,639,664      1,107,941
   Investments in Joint Ventures and Other          49,266         10,598
   Property and Equipment, net                     313,886        296,080
   Other Assets                                    410,321        333,044
                                                ----------     ----------
                                                $4,384,859     $3,434,486
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities     $1,026,867     $  802,547
   Short-term Debt                               1,668,496      1,166,694
   Long-term Debt                                  284,299        237,715
   Minority Stockholders' Interest                 140,721        152,468
   Negative Goodwill                                66,837         82,837
   Stockholders' Equity                          1,197,639        992,225
                                                ----------     ----------
                                                $4,384,859     $3,434,486
                                                ==========     ==========

SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS

                                 ----------------------------------------
                                      For the Years Ended March 31,
                                 ----------------------------------------
                                    1999           1998           1997
                                 ----------------------------------------
Revenues                         $5,179,188     $3,991,954     $3,793,621
Costs and Expenses                4,805,894      3,760,445      3,629,672
                                 ----------     ----------     ----------
Earnings Before Income Taxes        373,294        231,509        163,949
Income Taxes                        141,332         86,828         57,180
                                 ----------     ----------     ----------
Net Earnings                     $  231,962     $  144,681     $  106,769
                                 ==========     ==========     ==========

(G) ACQUISITION OF VISTA PROPERTIES, INC.

         In fiscal 1996, the Company acquired certain equity interests in Vista Properties, Inc. for a net investment of approximately $85 million in cash. At the time of the acquisition, Vista owned a real estate portfolio of properties located in seven states in which the Company has major operations. Vista's real property portfolio generally consisted of land zoned, planned or developed for single- and multi-family residential, office, retail, industrial, and other commercial uses. During fiscal 1997, Centex's Home Building subsidiary completed a business combination transaction and reorganization with Vista whereby Centex's Home Building assets and operations were contributed to Vista and Vista changed its name to Centex Real Estate Corporation. As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain deferred tax benefits. Accordingly, as these properties are developed or sold the net sales proceeds are reflected as operating margin. Negative Goodwill recorded as a result of the business combination is being amortized to earnings over approximately seven years which represents the estimated period over which the land will be developed and/or sold. All investment property operations are being reported through the "Investment Real Estate" business segment.

(H) ACQUISITION OF CAVCO INDUSTRIES, INC.

         During March 1997, Centex Real Estate Corporation acquired approximately 80% of Cavco Industries, the largest producer of manufactured homes in Arizona and New Mexico as well as the nation's largest producer of park model homes, for $74.3 million. Cavco currently operates three manufactured housing facilities in the Phoenix area, a plant near Albuquerque, New Mexico, and a plant in central Texas (opened in fiscal 1999).

         Goodwill of approximately $76 million was recorded in connection with the Cavco acquisition (approximately $61 million relates to the 80% acquired by Centex) and is being amortized over 30 years.

(I) BUSINESS SEGMENTS

         The Company operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products and Contracting and Construction Services. These segments operate primarily in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.

         Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in Centex Development Company, L.P. (approximately $63 million) is included in the Investment Real Estate segment.

HOME BUILDING

CONVENTIONAL HOMES

         Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. The following table sets forth financial information relating to the Conventional Homes operations.

                                               ------------------------------------
                                                  For the Years Ended March 31,
                                               ------------------------------------
                                                 1999          1998          1997
                                               ------------------------------------
                                                       (Dollars in millions)
Revenues                                       $2,819.4      $2,312.0      $2,299.6
Cost of Sales                                  (2,194.7)     (1,839.8)     (1,877.3)
Selling, General & Administrative Expenses       (382.5)       (301.7)       (278.3)
                                               --------      --------      --------
Operating Earnings                             $  242.2      $  170.5      $  144.0
                                               ========      ========      ========
Identifiable Assets                            $1,686.9      $1,098.9      $1,036.5
                                               ========      ========      ========
Capital Expenditures                           $   15.5      $    7.7      $    4.2
                                               ========      ========      ========
Depreciation and Amortization                  $    8.5      $    4.0      $    3.4
                                               ========      ========      ========

MANUFACTURED HOMES

         Manufactured Homes operations involve the manufacture of quality residential and park model homes and the sale of these homes through a network of independent dealers. The Company entered the Manufactured Homes industry in late March 1997, when a subsidiary acquired approximately 80% of Cavco Industries (See Note H).

         The following table sets forth financial information relating to the Manufactured Homes operations.

                                               -----------------------------------
                                                  For the Years Ended March 31,
                                               -----------------------------------
                                                  1999         1998          1997*
                                               -----------------------------------
                                                       (Dollars in millions)
Revenues                                       $ 178.6      $ 140.6       $    --
Cost of Sales                                   (138.3)      (113.7)           --
Selling, General & Administrative Expenses       (27.5)       (15.5)           --
                                               -------      -------       -------
Operating Earnings                                12.8         11.4            --
Minority Interest                                 (2.5)        (2.7)           --
                                               -------      -------       -------
Net Operating Earnings to Centex               $  10.3      $   8.7       $    --
                                               =======      =======       =======
Identifiable Assets                            $ 140.9      $ 118.5       $  93.3
                                               =======      =======       =======
Capital Expenditures                           $  10.5      $   7.2       $    --
                                               =======      =======       =======
Depreciation and Amortization                  $   5.1      $   3.7       $    --
                                               =======      =======       =======

     *CAVCO had no effect on Centex's earnings as this acquisition was not effective until late March 1997.

INVESTMENT REAL ESTATE

         Investment Real Estate operations involve the development of land relating primarily to multi-family, industrial, office, retail and mixed-use projects. The following table sets forth financial information relating to the Investment Real Estate operations.

                                                              ---------------------------------
                                                                 For the Years Ended March 31,
                                                              ---------------------------------
                                                                 1999         1998         1997
                                                              ---------------------------------
                                                                    (Dollars in millions)
Revenues                                                      $  33.7      $  25.4      $   9.0
Cost of Sales                                                   (14.9)        (6.7)        (2.6)
Selling, General & Administrative Expenses                       (5.4)        (6.5)        (4.5)
Negative Goodwill Amortization                                   16.0         16.0         16.0
                                                              -------      -------      -------
Operating Earnings                                            $  29.4      $  28.2      $  17.9
                                                              =======      =======      -------
Identifiable Assets                                           $ 159.8      $ 227.9      $ 269.3
                                                              =======      =======      =======
Capital Expenditures                                          $    .7      $    --        $ . 2
                                                              =======      =======      =======
Depreciation and Amortization excluding
  Negative Goodwill                                           $    .1      $    .1      $    .1
                                                              =======      =======      =======

         Property sales related to Investment Real Estate's nominally valued assets (see Note G) resulted in operating margins of $16.4 million in fiscal 1999, $13.7 million in fiscal 1998 and $4.5 million in fiscal 1997. As of March 31, 1999, the Investment Real Estate Group had approximately $75 million of nominally valued assets.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional and manufactured homes, home equity and sub-prime lending and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others. The following table sets forth financial information relating to the Financial Services operations.

                                               ------------------------------------
                                                   For the Years Ended March 31,
                                               ------------------------------------
                                                 1999          1998          1997
                                               ------------------------------------
                                                       (Dollars in millions)
Revenues*                                      $  436.3      $  246.3      $  168.7
Selling, General & Administrative Expenses       (267.1)       (170.0)       (112.8)
Interest Expense                                  (76.9)        (44.9)        (31.5)
                                               --------      --------      --------
Operating Earnings                             $   92.3      $   31.4      $   24.4
                                               ========      ========      ========
Identifiable Assets                            $1,638.8      $1,317.0      $  704.1
                                               ========      ========      ========
Capital Expenditures                           $   17.7      $   11.2      $   11.1
                                               ========      ========      ========
Depreciation and Amortization                  $   12.9      $    9.3      $    7.6
                                               ========      ========      ========

       *Financial Services revenues include interest income of $97.0 million, $57.9 million and $42.2 million in fiscal 1999, 1998 and 1997, respectively. Substantially all of Centex's interest income in each year is earned by the Financial Services segment.

CONSTRUCTION PRODUCTS

         Construction Products operations involve the manufacture and sale of cement, gypsum wallboard and aggregates and readymix concrete. The following table sets forth financial information relating to the Construction Products operations.

                                               ---------------------------------
                                                 For the Years Ended March 31,
                                               ---------------------------------
                                                  1999         1998         1997
                                               ---------------------------------
                                                     (Dollars in millions)
Revenues                                       $ 336.1      $ 297.3      $ 239.4
Cost of Sales & Expenses                        (213.6)      (207.0)      (172.4)
Selling, General & Administrative Expenses        (2.2)        (2.0)        (2.6)
                                               -------      -------      -------
Operating Earnings                               120.3         88.3         64.4
Minority Interest                                (51.1)       (40.6)       (31.7)
                                               -------      -------      -------
Net Operating Earnings to Centex               $  69.2      $  47.7      $  32.7
                                               =======      =======      =======
Identifiable Assets                            $ 339.5      $ 328.5      $ 286.8
                                               =======      =======      =======
Capital Expenditures                           $  33.8      $  13.5      $   6.3
                                               =======      =======      =======
Depreciation and Amortization                  $  16.2      $  15.9      $  13.8
                                               =======      =======      =======

CONTRACTING AND CONSTRUCTION SERVICES

         Contracting and Construction Services operations involve the construction of buildings for both private and government interests, including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

         The following table sets forth financial information relating to the Contracting and Construction Services operation. As this segment generates significant levels of balance sheet related cash flow, intracompany interest income (credited at the prime rate in effect) is reflected in this segment. These amounts are eliminated in consolidation.

                                                 ------------------------------------
                                                     For the Years Ended March 31,
                                                 ------------------------------------
                                                     1999          1998          1997
                                                 ------------------------------------
                                                         (Dollars in millions)
Revenues                                         $1,350.8      $  953.8      $1,068.3
Construction Contract Costs                      (1,292.8)       (912.0)     (1,037.5)
Selling, General & Administrative Expenses          (42.8)        (34.6)        (33.0)
                                                 --------      --------      --------
Operating Income (Loss), as reported                 15.2           7.2          (2.2)
Intracompany Interest Income*                         7.2           5.2           5.3
                                                 --------      --------      --------
Total Economic Return                            $   22.4      $   12.4      $    3.1
                                                 ========      ========      ========
Identifiable Assets*                             $  256.7      $  228.3      $  227.5
                                                 ========      ========      ========
Capital Expenditures                             $    3.0      $    2.3      $    2.0
                                                 ========      ========      ========
Depreciation and Amortization                    $    2.6      $    2.2      $    2.5
                                                 ========      ========      ========

         *The "net assets" position of the Contracting and Construction Services segment provides significant cash flow because payables and accruals consistently exceed identifiable assets. Intracompany interest income is computed on the group's cash flow in excess of its equity.

CORPORATE AND OTHER, NET

         Corporate general and administrative expenses represent salaries and other costs not identifiable with a specific segment. Other, net includes new business initiatives and other businesses which are not mature enough to stand alone as separate business segments. Assets are primarily cash and cash equivalents, receivables, property and equipment and other assets not associated with a business segment.

         The following table summarizes financial information relating to the Corporate and Other, net segments.

                                                  ---------------------------------
                                                   For the Years Ended March 31,
                                                  ---------------------------------
                                                     1999         1998         1997
                                                  ---------------------------------
                                                         (Dollars in millions)
Operating Loss, Other, net                        $ (15.6)     $  (7.4)     $  (2.3)
Minority Interest                                      --          (.2)          --
                                                  -------      -------      -------
Net Operating Loss to Centex                      $ (15.6)     $  (7.6)     $  (2.3)
                                                  =======      =======      =======
Corporate General and Administrative Expenses     $ (28.1)     $ (21.3)     $ (16.8)
                                                  =======      =======      =======
Identifiable Assets                               $ 112.1      $  97.1      $  61.4
                                                  =======      =======      =======
Capital Expenditures                              $   7.8      $  18.3      $   6.6
                                                  =======      =======      =======
Depreciation and Amortization                     $   6.9      $   5.3      $   2.3
                                                  =======      =======      =======

(J) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary, estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting. There is no material difference between the recorded amount and the estimated fair value of Centex Financial Services's off-balance-sheet unfunded loan commitments. These are generally priced at market at the time of funding.

        The consolidated carrying values of Cash and Cash Equivalents, Other Receivables, Accounts Payable and Accrued Liabilities and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows (dollars in thousands):

                                        -------------------------------------------------------------
                                                                  March 31,
                                        -------------------------------------------------------------
                                                 1999                                1998
                                        -------------------------------------------------------------
                                         CARRYING         FAIR            Carrying          Fair
                                          VALUE           VALUE             Value           Value
                                        -------------------------------------------------------------
Financial Assets
   Residential Mortgage Loans           $1,395,616     $1,425,105(A)     $1,191,450     $1,213,455(A)
   Mortgage Securitization Residual
     Interest                           $   80,152     $   80,152(B)     $   14,747     $   14,747(B)
Financial Liabilities
   Long-term Debt                       $  284,299     $  289,814(C)     $  237,715     $  256,779(C)

   (A)   Fair values are based on quoted market prices for similar instruments.

   (B)   Fair value approximates carrying value for this asset.

   (C) Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(K) COMMITMENTS AND CONTINGENCIES

         In order to ensure the future availability of land for home building, the Company has made deposits totaling approximately $51 million as of March 31, 1999 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $1.3 billion. These options and commitments expire at various dates to 2005. The Company has also committed to purchase land and developed lots totaling approximately $7 million. In addition, the Company has executed lot purchase contracts with the Partnership (see Note F) which aggregate approximately $5 million.

         Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

         The Harrah's New Orleans Casino contract was suspended on November 22, 1995 due to a bankruptcy filing by the Harrah's Jazz Company partnership, the developer of the casino. Centex and its subcontractors filed claims against the partnership for completed but unpaid work. Centex also filed a lawsuit against Harrah's Entertainment, Inc., parent company of the major partner in the partnership, to recover its claims. In late November 1996, Centex and Harrah's reached a settlement conditioned upon Harrah's plan of reorganization becoming effective. Harrah's plan became effective on October 30, 1998, at which time Harrah's paid $34 million to Centex in settlement of the claims of Centex and its subcontractors, and Centex resumed construction of the casino.

         In October 1992, Martin County sued one of the Company's general contracting subsidiaries, Centex-Rooney Construction Co., Inc. ("Rooney"), alleging defects in the design and construction of the Martin County Courthouse in Stuart, Florida. Rooney was construction manager of the project. In July 1996 and April 1997, judgments totaling $17.4 million were returned against Rooney. As of March 31, 1999, the last appeal has been settled and all judgments and related interest have been paid. Of the approximately $22 million paid for the judgments and related legal expenses, $13.2 million has been recovered from certain subcontractors and their insurance carriers and certain surety companies. Rooney continues to prosecute claims and lawsuits against other subcontractors, their insurance carriers and Rooney's own insurance carriers for recovery of the balance. While there can be no assurance that Rooney will recover from its subcontractors and carriers, management believes that Rooney will be able to recover substantially all of both judgments. Even if Rooney is unable to recover any part of these judgments, these judgments would not have a material impact on the financial condition of the Company.

         The Company has certain deductible limits under its workers' compensation and automobile and general liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTEX CORPORATION:

         We have audited the accompanying consolidated balance sheets of Centex Corporation (a Nevada corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the supplemental information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental information based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centex Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental balance sheet data of Centex Corporation and Financial Services are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Dallas, Texas,
 May 12, 1999

QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands, except per share data)

                                    ---------------------------
                                             March 31,
                                    ---------------------------
                                        1999            1998
                                    ---------------------------
FIRST QUARTER
   Revenues                         $ 1,110,606     $   861,375
   Earnings Before Income Taxes     $    76,722     $    42,419
   Net Earnings                     $    48,161     $    27,010
   Earnings Per Share
     Basic                          $       .81     $       .46
     Diluted                        $       .78     $       .45
   Average Shares Outstanding
     Basic                           59,530,844      58,180,810
     Diluted                         61,972,545      60,131,752

SECOND QUARTER
   Revenues                         $ 1,243,082     $   991,746
   Earnings Before Income Taxes     $    90,366     $    58,695
   Net Earnings                     $    56,563     $    36,391
   Earnings Per Share
     Basic                          $       .95     $       .62
     Diluted                        $       .91     $       .59
   Average Shares Outstanding
     Basic                           59,549,247      59,008,196
     Diluted                         62,031,262      61,246,630

THIRD QUARTER
   Revenues                         $ 1,256,086     $   983,083
   Earnings Before Income Taxes     $    94,634     $    58,923
   Net Earnings                     $    59,043     $    37,380
   Earnings Per Share
     Basic                          $       .99     $       .63
     Diluted                        $       .96     $       .61
   Average Shares Outstanding
     Basic                           59,410,876      59,366,822
     Diluted                         61,661,959      61,759,472

FOURTH QUARTER
   Revenues                         $ 1,545,066     $ 1,139,246
   Earnings Before Income Taxes     $   111,572     $    71,597
   Net Earnings                     $    68,195     $    44,025
   Earnings Per Share
     Basic                          $      1.15     $       .74
     Diluted                        $      1.10     $       .71
   Average Shares Outstanding
     Basic                           59,463,751      59,473,972
     Diluted                         61,749,414      61,923,084

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (See Item 11 below.)

ITEM 11. EXECUTIVE COMPENSATION

         Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company's Proxy Statement for the July 22, 1999 Annual Meeting of Stockholders (the "1999 Centex Proxy Statement"):

       ITEM           CAPTION IN THE 1999 CENTEX PROXY STATEMENT
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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Report:

             (1) Exhibits

             The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 114-116 of this Report.

       (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CENTEX CORPORATION
                                       -------------------------------------------------------------
                                                                Registrant

June 22, 1999                       By:                   /s/ LAURENCE E. HIRSCH
                                       -------------------------------------------------------------
                                              Laurence E. Hirsch, Chairman of the Board and
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 22, 1999                                             /s/ LAURENCE E. HIRSCH
                                       -------------------------------------------------------------
                                              Laurence E. Hirsch, Chairman of the Board and
                                                         Chief Executive Officer
                                                      (principal executive officer)


June 22, 1999                                               /s/ DAVID W. QUINN
                                       -------------------------------------------------------------
                                              David W. Quinn, Vice Chairman of the Board and
                                                         Chief Financial Officer
                                                      (principal financial officer)


June 22, 1999                                              /s/ BARRY G. WILSON
                                       -------------------------------------------------------------
                                                       Barry G. Wilson, Controller
                                                      (principal accounting officer)

                               Directors: Alan B. Coleman, Dan W. Cook III, Juan L. Elek,
                                           Laurence E. Hirsch, Clint W. Murchison, III,
                                            Charles H. Pistor, David W. Quinn, Paul R.
                                                       Seegers, Paul T. Stoffel


June 22, 1999                       By:                   /s/ LAURENCE E. HIRSCH
                                       -------------------------------------------------------------
                                                           Laurence E. Hirsch,
                                                           Individually and as
                                                            Attorney-in-Fact*

----------

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

PART B.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


PREFATORY STATEMENT

     PART B of this Report includes information relating to 3333 Holding Corporation ("Holding"), File No. 1-9624, and subsidiary, and Centex Development Company, L.P. and subsidiaries (the "Partnership"), File No. 1-9625 (collectively the "Companies"). See the Joint Explanatory Statement on page 2 of this Report. References to Holding in this Report shall include references to its subsidiary, 3333 Development Corporation ("Development"), a Nevada corporation and the sole general partner of the Partnership, unless the context otherwise requires. Because the Partnership is a separate reporting entity under the Exchange Act, the information required by Form 10-K is separately included even though the Partnership may be deemed a "subsidiary" of Holding under the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC") promulgated pursuant to the Exchange Act. Accordingly, information provided with respect to the Partnership should be deemed provided with respect to Holding to the extent appropriate. Information relating to both Holding and the Partnership is included herein as a single disclosure where applicable or appropriate; all other information is set forth separately. Please refer to PART A of this Report for information relating separately to Centex Corporation ("Centex") and its subsidiaries.

                                     PART I

ITEM 1.        BUSINESS

     (a) Holding

     Holding is a Nevada corporation incorporated on May 5, 1987. Its executive offices are located at 3100 McKinnon, Suite 370, Dallas, Texas 75201; telephone
(214) 981-6770.

     Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of the Partnership, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and the Partnership (the "Holding/Partnership Combining Financial Statements") included on pages 91-92 of this Report.

     The principal liabilities of Holding are a note payable to Centex and a payable to the Partnership that had unpaid balances of $582,000 and $1,963,000, respectively, at March 31, 1999. See "Item 13. Certain Relationships and Related Transactions". Presently, Holding is not engaged in any business other than its ownership and control of Development. The Second Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the "Partnership Agreement"), which governs the operations of the Partnership, provides that neither Holding nor Development shall be permitted, prior to payout (as defined in the Partnership Agreement) ("Payout"), to own business interests or to engage in business activities other than those relating to the Partnership. If Holding were to engage in any other business activities, the Partnership Agreement would need to be amended to provide for the same.

     (b) The Partnership

GENERAL DEVELOPMENT OF BUSINESS

     The Partnership is a Delaware limited partnership formed in March 1987 by Centex to broaden its line of business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate development and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex's core home building operations, and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly traded entity that is not consolidated with Centex for financial reporting purposes. Development, a wholly-owned subsidiary of Holding, is the sole general partner of the Partnership. The Partnership's executive offices are located at 3100 McKinnon, Suite 370, Dallas, Texas 75201; telephone (214) 981-6700.

     The Partnership was formed to manage, develop and sell (i) certain real estate, principally nonresidential, undeveloped land (the "Original Properties"), acquired by the Partnership from certain wholly-owned subsidiaries of Centex (the "Original Limited Partners"), and (ii) other properties acquired by the Partnership, either directly or indirectly, in the ordinary course of business (the "Additional Properties"). Pursuant to the initial issuance of Partnership units (the "Distribution"), the Original Limited Partners received an aggregate of 1,000 Class A Units of limited partnership interest in the Partnership (the "Class A Units") in exchange for the Original Properties, which at the time of their acquisition by the Partnership, had a market value of approximately $76 million. All of the Class A Units are currently owned by Centex Homes through its Investment Real Estate Group. Under the Partnership Agreement, the holders of the Class A Units of limited partnership interest are entitled to a 9% preferred return (the "Preferred Return") on their unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. During fiscal year 1998 the Partnership Agreement was amended to create a new class of limited partnership units, Class C Preferred Limited Partnership Units ("Class C Units"), to be issued from time to time in exchange for assets acquired from a limited partner or by an individual or entity who is to be admitted as a limited partner. As of March 31, 1999, 26,987 Class C Units were issued to Centex Homes, the current holder of all outstanding Class A Units, in exchange for assets acquired from Centex Homes valued at $27.0 million. Under the Partnership Agreement, holders of Class C Units are also entitled to a 9% return on their unrecovered capital. Also, as part of the amendment to the Partnership Agreement, the 1,000 Class A Units were converted to 32,260 Class A Units. See Note (H) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 96-97 of this Report.

     The Partnership has actively been developing and selling the Original Properties. Of the 24 Original Properties contributed to the Partnership, only portions of three remain. During fiscal 1999, the Partnership completed construction on a pre-sold 304-unit apartment community on land owned by the Partnership in The Colony, Texas (one of the three remaining Original Properties). The Partnership has also been actively acquiring, developing, selling or otherwise disposing of Additional Properties.

     Additional Properties in which the Partnership currently has an interest include a 172-unit apartment complex in College Station, Texas, a 38,000 square foot industrial building in Charlotte, North Carolina and 490 acres of land in various stages of development zoned for multi-family, light industrial, office and residential uses located in Texas, Florida, California and North Carolina. Initially, many of the areas targeted for development include land owned by the Partnership and Centex affiliates.

     Given the improved real estate markets and the economy in general, the Partnership management has begun an active commercial and multi-family development program. During fiscal 1999, the

Partnership began construction on a 304-unit apartment complex in Grand Prairie, Texas and 633,000 square feet of industrial and office space located in Florida, California and North Carolina. Additionally, on April 1, 1998, the Partnership acquired the homebuilding operations of Centex Homes through the issuance of Class C Units. The acquisition of the homebuilding operations was strategic to the Partnership's build-out plan for the East Windsor, New Jersey property (one of the Original Properties). Management of Centex and the Partnership and Holding believe that the existing relationships between them, including development and general management assistance, are necessary in order to maximize the potential for these development activities.

DESCRIPTION OF THE PARTNERSHIP SECURITIES

     Pursuant to the terms of a nominee agreement among Centex, Holding, the Partnership and the Nominee (the "Nominee Agreement"), restrictions are imposed on the transfer of the Holding Common Stock and the Stockholder Warrants separate from Centex Common Stock. Subject to certain restrictions, Centex may, in its sole discretion, terminate the Nominee Agreement as to all or any portion of the Stockholder Warrants and the Holding Common Stock (collectively, the "Deposited Securities") and, unless sooner terminated, the Nominee Agreement will terminate as to the Stockholder Warrants on November 30, 2007 (the "Scheduled Detachment Date"). Centex is not obligated to terminate the Nominee Agreement as to the Holding Common Stock. The termination of the Nominee Agreement as to any of the Deposited Securities will cause a detachment ("Detachment") of such securities from the Centex Common Stock. Upon a termination of the Nominee Agreement, certificates evidencing each Centex Stockholder's pro rata portion of the Deposited Securities in respect of which the Nominee Agreement was terminated will be delivered to the Centex Stockholders of record as of the record date set for the Detachment. From and after such record date, certificates evidencing Centex Common Stock will no longer represent the beneficial interest in the detached Deposited Securities.

NARRATIVE DESCRIPTION OF BUSINESS

     In general, the Partnership Agreement authorizes the Partnership to engage in all aspects of the real estate business, provided that all activities related to the Original Properties must be conducted pursuant to the Plan for Original Properties, which is an exhibit to the Partnership Agreement (the "Plan"). The Plan prescribes in general terms the manner by which the Partnership will conduct its activities in respect to the Original Properties, including guidelines as to sales, maintenance and zoning of the Original Properties, and places restrictions on these and other types of activities, including, in certain instances, the sale of any Original Property without the consent of its limited partners.

     The Partnership continues to analyze potential uses for certain of the remaining Original Properties in order to determine the highest and best use that can be made of the tracts. The Partnership will decide whether to seek zoning changes or to seek the sale of all or a portion thereof. If not developed sooner, the Plan provides that the Partnership will generally endeavor to sell the remaining Original Properties over time for the best price available, taking into account the condition of the marketplace and the Partnership's cash flow requirements.

     The Companies currently operate in four business segments: Commercial Development, Multi-Family Development, Homebuilding and Land Sales.

     The Companies' Commercial Development operation completed its first facility in fiscal 1998 and began development of five additional projects totaling 633,000 square feet of industrial and office space located in Florida, North Carolina and California during fiscal 1999. Commercial Development operations also include the purchase and development of land. During fiscal 1999, Commercial Development acquired a 55-acre site in Camarillo, California and began the first phase of development consisting of three industrial buildings, as well as beginning site development to provide on-site utilities to the entire tract. A majority of the facilities developed by Commercial Development will be held for investment.

     Multi-Family Development operations completed construction on a 304-unit pre-sold apartment community in The Colony, Texas and began construction on a 400-unit apartment community in Grand Prairie, Texas. Multi-Family Development's primary product targets mid-market priced construction. Multi-Family Development's projects are developed subject to a pre-sale agreement or are actively marketed for sale during the development period.

     The Partnership acquired its Homebuilding operations from Centex Homes on April 1, 1998 through the issuance of Class C Units. Centex Homes also licensed to the Partnership the right to use the "Centex Homes" trademark and trade name in New Jersey. The Homebuilding operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. Homebuilding is actively building out the Partnership's land inventory in East Windsor, New Jersey (one of the Original Properties) as well as pursuing "spot lot" development outside of East Windsor. Homebuilding built and delivered 73 conventional homes during fiscal 1999.

     The Partnership's Land Sales operation provides property management and coordinates the liquidation efforts for land investments for which no development opportunity has been identified. During fiscal 1999, Land Sales totaled $3.8 million and included the sale of 319 lots to Centex Homes in Florida and Texas and two small parcels located in The Colony and Bryan Place, Texas.

     The Partnership had a backlog of land sales of approximately $26 million as of March 31, 1999, and $20 million as of March 31, 1998. The final sales prices for land in the backlog that is ultimately sold may vary due to contractual clauses that adjust the price depending upon the closing date.

     Pursuant to an agreement with the Partnership (the "Management Agreement"), Holding is obligated to provide property management and development assistance and expertise to the Partnership, including seeking zoning changes and special use permits, negotiating utility agreements, and securing necessary rights of way and access on behalf of the Partnership, and, consistent with the Plan, to develop and/or contract for sale and sell on behalf of the Partnership some or all of such properties in exchange for compensation for its efforts. Since Holding currently does not have any employees, it contracts with Centex subsidiaries to provide such services to the Partnership. Management of the Partnership believes that the Partnership receives these services at a cost below that which unaffiliated third parties would charge for similar services. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement".

     Centex and its affiliates continue to conduct many facets of real estate development and, for this reason, may be in competition with the Partnership in certain activities and projects. Because the relationship between Centex and its affiliates, on the one hand, and Holding, Development and the Partnership, on the other hand, involve decisions by Centex and its affiliates, directly or indirectly, on behalf of Holding, Development and the Partnership, the transactions and activities of Holding, Development and/or the Partnership may lack the benefit of arm's length bargaining and may involve conflicts of interest. Holding, Development and the Partnership believe, however, that adequate safeguards, including Boards of Directors of Holding and Development consisting of a majority of independent directors, sufficiently prevent any such conflicts from adversely affecting the business of Holding, Development or the Partnership. To the extent that any conflict of interest or the lack of arm's length bargaining may benefit Centex or its affiliates, on the one hand, or the Partnership or Holding, on the other hand, the combined value of the three tandem traded securities (Centex Common Stock,

Holding Common Stock and Stockholder Warrants) beneficially owned by a Centex Stockholder should not be affected one way or another. See "Competition and Regulation" within this Item 1 below.

     The Partnership is not a real estate investment trust, and therefore the Partnership's activities are not subject to the restrictions imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

     For additional information concerning material properties owned by the Partnership at March 31, 1999, see "Item 2. Properties".

COMPETITION AND REGULATION

     Within the geographical areas where the remaining Original Properties and the Additional Properties are located, the Partnership is subject to substantial competition from other owners of similarly-situated or developed properties who wish to sell or develop their properties, many of whom may hold or be in the process of developing more parcels than the Partnership, or may have greater financial resources and longer operating histories than the Partnership. The Partnership may also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates, and institutional investors and developers, seeking similar investments.

     The Partnership's properties are generally located in geographical areas where there is moderate to good demand for land suitable for development, including California, Florida, New Jersey, North Carolina and Texas. Management believes the Partnership properties are well positioned to compete with similar properties within each of these geographic areas.

     Ownership and development of each of the Partnership's properties is subject to licensing and regulation by zoning, land use, environmental, health, sanitation and other agencies in the state and/or municipality in which the property is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development or sale of any of such properties. In addition, certain of the Original Properties and the Additional Properties may be subject to zoning limitations that may not permit development of such properties for their highest and best use. The ability of the Partnership to obtain favorable zoning changes may affect the ultimate value of such properties to the Partnership to a third-party purchaser.

ITEM 2.        PROPERTIES

     (a) Holding

     Due to the nature of its business, Holding does not own or hold for investment any real or personal properties other than cash, receivables and other similar assets, and the securities relating to its subsidiary, Development.

     In fiscal 1998, through wholly-owned subsidiaries, Development acquired the general partnership interests in entities formed for both multi-family and commercial development activities. In each instance, the Partnership, for whom Development serves as general partner, is the 99% limited partner.

     (b) The Partnership

     The remaining Original Properties and the Additional Properties consist of properties located in Texas, North Carolina, New Jersey, Florida and California. The remaining Original Properties predominantly consist of undeveloped sites zoned for light industrial, agricultural, general retail, office industrial, business park, research and development and single-family and multi-family residential property purposes. The Additional Properties generally consist of land acquired or contributed by Centex Homes for near-term multi-family and commercial development purposes.

     At March 31, 1999, there were three remaining Original Properties and thirteen Additional Properties owned by the Partnership. Set forth below is a brief description of these properties, including present zoning.

ORIGINAL PROPERTIES

     Colony South Planning Unit. Colony South Planning Unit is located in suburban Dallas, Texas in the cities of The Colony (approximately 132 acres) and Lewisville (approximately 116 acres). The Colony acreage is zoned office, general retail and business park. The Lewisville acreage is zoned light industrial. During fiscal 1999, the Partnership completed a 304-unit apartment community on 21 acres located in The Colony.

     East Windsor. East Windsor is a development which was originally comprised of approximately 600 acres with residential tracts, farm parcels and 100 acres of office industrial zoned property in East Windsor, New Jersey, a township located in the vicinity of Princeton. At March 31, 1999 there were 456 remaining acres owned by the Partnership. Through its homebuilding operations, the Partnership plans to build out the remaining single-family land in East Windsor.

     Bryan Place. Bryan Place is located in Dallas, Texas just east of downtown and Central Expressway. It is comprised of one parcel, zoned commercial, totaling approximately 71,000 square feet.

ADDITIONAL PROPERTIES

     The Arbors of Wolf Penn Creek. The Arbors of Wolf Penn Creek is a 172-unit apartment complex located in College Station, Texas. The complex is situated on eight acres and was completed in the fall of 1996. The Arbors of Wolf Penn Creek was developed through a joint venture with a third party. The complex is currently being marketed for sale.

     Heritage Park. Heritage Park is located in a suburb of Dallas, Texas in the city of Allen and consists of approximately 91 acres. The Heritage Park property is zoned single-family residential and commercial.

     Goodlett-Frank. Goodlett-Frank is located in Naples, Florida and consists of approximately 67 acres developed into 216 lots. Seventy-five lots were sold to Centex Homes during fiscal 1999.

     Park West at Gateway Centre. Park West at Gateway Centre is a 24-acre industrial tract situated in a mixed-use development located in St. Petersburg, Florida. During fiscal 1998, a 49.5% interest in a limited partnership, whose only asset is the 24 acres, was acquired by the Partnership from Centex Homes in exchange for Class C Units. During fiscal 1999, the Partnership began construction on a 74,000 square foot industrial facility. As of March 31, 1999, the Partnership had signed two leases totaling 13,800 square feet. The building is scheduled for completion in the first quarter of fiscal 2000.

     Southpointe. The Southpointe property, located in Plantation, Florida, 13 miles west of the Ft. Lauderdale Airport, is comprised of 11 acres zoned for office use. During fiscal 1999, the Partnership began construction of a 141,000 square foot office building pre-leased by the General Services Administration for use by the Internal Revenue Service. Centex-Rooney Construction Company, Inc., a wholly-owned subsidiary of Centex, is the general contractor for the facility. Construction is scheduled for completion in early fiscal 2000. During fiscal 1998, a 49.5% interest in a limited partnership, whose only asset is the 11 acres, was acquired by the Partnership from Centex Homes in exchange for Class C Units.

     Westlake. The Westlake property consists of a 38,000 square foot industrial building situated on six acres located in a business park in Charlotte, North Carolina. The facility was pre-leased prior to the start of construction. Construction was completed in December 1997. The six-acre parcel was acquired by the Partnership from Centex Homes in exchange for Class C Units. During fiscal 1999, an additional fifteen acres in the Westlake project was acquired by the Partnership from Centex Homes in exchange for Class C Units. The Partnership has completed construction of a 105,000 square foot pre-leased industrial building on eight of the fifteen acres.

     Northfield. Northfield is located in Ventura County, California approximately 60 miles west of downtown Los Angeles and is comprised of 23 acres. Northfield is zoned light industrial and is situated in an industrial business park. Of the 23 acres owned by the Partnership, 18 acres were acquired by the Partnership from Centex Homes in exchange for Class C Units, while five acres of adjacent land were purchased by the Partnership during fiscal 1998. During fiscal 1999, the Partnership entered into a joint-venture agreement with a third party to develop approximately 182,000 square feet of industrial inventory buildings on 10 acres in the Northfield Business Park. Shell completion of the buildings is scheduled for early fiscal 2000.

     Sheffield. Sheffield is an 18-acre multi-family tract located in Grand Prairie, Texas. Sheffield was acquired by the Partnership from Centex Homes in exchange for Class C Units in fiscal 1998. During fiscal 1999, the Partnership began construction of a 400-unit complex. The Partnership is actively marketing this project for sale upon completion of construction.

     Vista Ridge. Vista Ridge is a 1,000-acre master planned community located twenty-five miles north of the Dallas central business district in Dallas and Denton counties, Texas in the cities of Lewisville and Coppell. The Partnership currently owns fifty-five acres zoned for multi-family and retail development. During fiscal 1999 and 1998, forty-three acres of multi-family zoned land were acquired by the Partnership from Centex Homes in exchange for Class C Units. The other twelve acres had previously been acquired through a third-party joint venture. In fiscal 1998, the Partnership acquired the joint venture partner's interest in the joint venture.

     Camarillo Ranch. Camarillo Ranch is located in Ventura County, California, west of Los Angeles directly off the Ventura Freeway. Camarillo Ranch is zoned light industrial and totals fifty-five net acres. The Partnership began construction on a 132,500 square foot pre-leased facility in Camarillo Ranch during fiscal 1999, on which construction has since been completed. The Partnership also began improvements to provide on-site utilities to the entire tract.

     Brighton Bay. Brighton Bay is located in Pinellas County, Florida in the city of St. Petersburg. During fiscal 1999, the Partnership acquired a sixty-two acre site in exchange for Class C Units. The two parcels acquired are zoned for multi-family development. The master plan's infrastructure and interior lakes are currently under development. The Partnership has plans to develop this property in two phases to total 776 apartment units with phase one anticipated to begin in fiscal 2000.

     Deerfield. Deerfield is a sixteen-acre tract of land zoned for single-family development located in Plano, Texas. The Partnership acquired the land from Centex Homes in exchange for Class C Units. During fiscal 1999, the Partnership developed the sixteen acres into fifty-five lots, which are under contract for sale to third party homebuilders on a lot take-down program. As of March 31, 1999, 15 lots have closed and 40 lots on approximately 12 acres remain to be taken down.

     Waterford Chase. Waterford Chase is located in Orange County, Florida and consists of 329 single-family lots. During fiscal 1999, 146 lots were sold to Centex Homes. As of March 31, 1999, 183 lots on approximately fifty-seven acres remained.

ITEM 3.        LEGAL PROCEEDINGS

     Holding is not a party to, and its assets are not the subject of, any material pending legal proceedings. The Partnership may be involved from time to time in litigation matters incident to its day-to-day business; however, management of Development believes that such litigation, if determined unfavorably to the Partnership, would not have a material adverse effect on the financial condition or operations of the Partnership.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

     Information concerning the present executive officers of Holding is set forth below. All of such officers have served in their capacities or other capacities of Holding for at least the past five years, except as indicated. The Partnership has no executive officers. The executive officers of Holding set forth below hold the same offices in Development, the general partner of the Partnership, as disclosed in "Item 10. Directors and Executive Officers of the Registrant--Directors and Executive Officers of Development".


      NAME                              POSITION                       AGE
      ----                              --------                       ---
Richard C. Decker        Chairman, President and Chief Executive
                         Officer (1)                                   46

J. Stephen Bilheimer     Vice Chairman (2)                             67

Kimberly A. Pinson       Vice President, Treasurer, Controller         34
                         and Assistant Secretary (3)

(1) Mr. Decker is an employee of a subsidiary of Centex and has been Chairman, President and Chief Executive Officer of both Holding and Development, the general partner of the Partnership, since April 1, 1998. Mr. Decker was elected Director of both Holding and Development effective June 10, 1998. Mr. Decker has also been a director and officer of various Centex subsidiaries engaged in real estate development since July 1996. Prior thereto, Mr. Decker was a partner with Dallas-based Trammell Crow Company, a commercial real estate development firm, for 15 years, and served as Principal from 1990 until 1995. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company.

(2) Mr. Bilheimer is an employee of a subsidiary of Centex. Mr. Bilheimer was appointed to the position of Vice Chairman for Holding effective April 1, 1998. Prior thereto, Mr. Bilheimer served as President of Holding and Development from 1987 to 1998. Mr. Bilheimer was a director of Holding and Development from its date of incorporation until his resignation as of June 1, 1987.

     Mr. Bilheimer was re-elected to the Board of Directors on May 24, 1989. Mr. Bilheimer also served as Executive Vice President of Centex Real Estate Corporation from April 1987 until March 31, 1988.

(3) Ms. Pinson is an employee of a subsidiary of Centex and serves as Vice President, Treasurer, Controller and Assistant Secretary of Holding, Development, and various Centex subsidiaries engaged in real estate development. Ms. Pinson joined Vista Properties, Inc. (now Centex Real Estate Corporation) in March 1993 and was elected to her present positions with Holding and Development as of July 23, 1996.

     All executive officers of Holding are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. There are no family relationships among or between such executive officers or the directors. Holding's executive officers hold the same positions with its subsidiary, Development.

     Holding has no full-time employees. The directors and executive officers perform all executive management functions; all other services necessary to conduct Holding's business are performed by employees of a subsidiary of Centex or its designee under a services agreement. See "Item 10. Directors and Executive Officers of the Registrant--Services Agreement".

                                    PART II

ITEM 5.        MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     (a) Holding

     Except as additionally provided below, the information called for by this
Item 5 with respect to Holding is (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 27 of this Report and (3) the information included in Notes (H) and (I) of the Notes to the Holding/Partnership Combining Financial Statements on pages 96-98 of this Report.

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

     The provisions of the loan agreement and pledge and security agreement relating to Holding's $7,700,000 note to Centex (the "Holding Note"), which had a balance of $1,000,000 at March 31, 1998, included certain restrictive covenants that limit the extent to which Holding and its subsidiaries (including Development but not the Partnership) could create, assume or guarantee additional indebtedness, pledge or encumber certain of their assets or otherwise take certain corporate actions. Holding's obligations under the Holding Note were secured by a pledge of all of the issued and outstanding shares of the common stock of Development pursuant to a pledge and security agreement under which a default by Holding in the performance of its obligations would give Centex the right to vote such shares, to seek the registration under the Securities Act of 1933, as amended, of all or a portion thereof, and to sell such shares to satisfy Holding's obligations. During fiscal 1999, the outstanding principal balance of the Holding Note was repaid and the pledge agreement with respect to the Development Common Stock was terminated. See "Item 13. Certain Relationships and Related Transactions" and Note (I) of the Notes to the Holding/Partnership Combining Financial Statements included on page 98 of this Report.

     (b) Centex Development Company, L.P.

     Except as additionally provided below, the information called for by this
Item 5 with respect to the Partnership is (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 27 of this Report and (3) the information included in Notes (H) and (I) of the Notes to the Holding/Partnership Combining Financial Statements on pages 96-98 of this Report.

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

     The restrictions on the transfer of the Stockholder Warrants and the Holding Common Stock separate from Centex Common Stock are imposed by the terms of the Nominee Agreement among Centex, Holding, the Partnership and the Nominee. Centex Common Stock certificates issued after the date of the Nominee Agreement bear a legend referring to the restrictions on transfer imposed thereby.

     No dividends or distributions have been made on the Stockholder Warrants since their issuance.

     Centex Homes is the present holder of all of the Class A Units and Class C Units, and accordingly, at this time there is no public market for such securities. At March 31, 1999, there were 32,260 Class A Units and 26,987 Class C Units outstanding. See "Item 1. Business--General Development of Business".
In July 1995, in conjunction with the extension of the automatic detachment date from 1997 to 2007, Centex Homes (subsequently 2728 Holding Corporation, liquidated in fiscal 1998), the then sole holder of all Class A Units, reduced its unrecovered capital, which is defined as the limited partners' initial capital contributions adjusted for repayments and other reductions, to $47,261,000 and waived all unpaid preference totaling $37,523,000. Unrecovered capital was reduced by an additional $4,500,000 during fiscal 1997 and $10,000,000 during fiscal 1996 through distributions made by the partnership. The Partnership made preference payments during fiscal 1998 totaling
$4,500,000. No
preference payments were made during fiscal 1999. Preference payments in arrears at March 31, 1999 amounted to $9,078,000.

ITEM 6.        SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS (UNAUDITED)
(Dollars in thousands, except per share/unit data)

                                                        ------------------------------------------------------------------------
                                                                          For the Years Ended March 31,
                                                        ------------------------------------------------------------------------
                                                           1999           1998           1997          1996          1995
                                                        ------------------------------------------------------------------------
REVENUES
   3333 Holding Corporation and Subsidiary              $   1,103      $   1,505      $   1,664     $   2,045     $   1,602
   Centex Development Company, L.P.                     $  28,228      $  19,618      $   9,026     $  13,943     $   9,796
   Combined Revenues                                    $  28,618      $  20,121      $   9,529     $  14,470     $  10,342

OPERATING EARNINGS (LOSS)
   3333 Holding Corporation and Subsidiary              $  (1,385)     $    (125)     $     206     $     253     $      96
   Centex Development Company, L.P.                     $   1,815      $   4,524      $     719     $      24     $ (16,323)
   Combined Operating Earnings (Loss)                   $     430      $   4,399      $     925     $     277     $ (16,227)

TOTAL ASSETS
   3333 Holding Corporation and Subsidiary              $   2,522      $  10,423      $   8,648     $   8,652     $   8,673
   Centex Development Company, L.P.                     $ 113,233      $  59,260      $  42,978     $  43,168     $ 105,946
   Combined Assets                                      $ 112,176      $  60,497      $  50,127     $  50,786     $ 113,282

TOTAL DEBT
   3333 Holding Corporation and Subsidiary              $     582      $   1,480      $   7,000     $   7,600     $   7,600
   Centex Development Company, L.P.                     $  41,896      $  13,821      $   7,055     $   3,326     $  56,485
   Combined Debt                                        $  42,478      $  15,301      $  14,055     $  10,926     $  64,085

OPERATING EARNINGS (LOSS) PER SHARE/UNIT
   3333 Holding Corporation and Subsidiary              $  (1,385)     $    (125)     $     206     $     253     $      96
   Centex Development Company, L.P.                     $   33.38      $  140.14      $   22.29     $    0.74     $ (505.98)

AVERAGE SHARES/UNITS OUTSTANDING
   3333 Holding Corporation and Subsidiary (shares)         1,000          1,000          1,000         1,000         1,000
   Centex Development Company, L.P. (units)                54,377         32,281         32,260        32,260        32,260

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     On a combined basis, the Companies reported revenues of $28.6 million for fiscal 1999, an increase of 42% from revenues of $20.1 million in the prior year. Net earnings for fiscal 1999 totaled $430,000 compared to earnings of $4.4 million in fiscal 1998. The increased revenues primarily resulted from sales of single family homes from the Partnership's Homebuilding operations reduced by a decrease in land sales relative to 1998. Net earnings decreased as a result of increased development overhead.

     The Companies currently operate in four business segments: Commercial Development, Multi-Family Development, Homebuilding and Land Sales. A discussion of the results of operations for each of the segments is presented below.

Commercial Development

     Commercial Development generated $18,000 net earnings in fiscal 1999 compared to breakeven operations for the prior year period. Commercial Development revenues for the year totaled $2.6 million from the sale of industrial land, developed lots, and rental income compared to rental income of $73,000 in the prior year period.

     The first Commercial Development facility, a 38,000 square foot industrial building, was completed in December 1997. During fiscal 1999, the Partnership began construction on four additional industrial facilities and one office facility, totaling 634,000 square feet. Completion of each of the projects is scheduled for early fiscal 2000. Additionally, during fiscal 1999, the Partnership developed 16 acres of land into 55 single-family lots, 15 of which were sold in fiscal 1999.

Multi-Family Development

     Multi-Family Development ("Multi-Family") fiscal 1999 revenues totaled $342,000 compared to $116,000 in fiscal 1998. Multi-Family reported an operating loss of $1,472,000 for the fiscal year ended March 31, 1999 compared to a loss of $175,000 for the period ended March 31, 1998.

     In January 1998, the Companies commenced their Multi-Family operations. The increased loss in fiscal 1999 is the result of twelve months of operations versus three months in the prior year period. Multi-Family completed a 304-unit pre-sold apartment community located in The Colony, Texas during fiscal 1999. Although the sale of this property is scheduled to close during July 1999, the earn-out payment related to the project is not scheduled to occur for approximately twelve months. Multi-Family also began construction on a 400-unit apartment community located in Grand Prairie, Texas. Project completion is scheduled for late fiscal 2000.

Homebuilding

     The Partnership acquired its New Jersey Homebuilding operations from Centex Homes in April 1998. These operations delivered 73 homes during fiscal 1999 and generated $21.3 million in revenues and $1.6 million in operating earnings.

Land Sales

     Land Sales in fiscal 1999 generated $3.8 million in revenues and contributed $241,000 in net earnings compared to $19.9 million in revenues and net earnings of $4.6 million in fiscal 1998. Sales of real estate in fiscal 1999 consisted of 319 lots to Centex Homes and two small parcels located in The Colony and Bryan Place, Texas. Prior year sales of real estate included the sale of 138 acres of land zoned multi-family and commercial, and the sale of 193 residential lots and office and warehouse buildings situated on 17 acres to Centex Homes. Although the timing of real estate sales is uncertain and can vary significantly from period to period, the fiscal 1999 reduction in sales is also attributable to the Partnership's continued repositioning of the Companies' land assets to consist primarily of land held for current and future development.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     On a combined basis, revenues increased to $20.1 million for the year ended March 31, 1998 from $9.5 million reported a year earlier. Fiscal 1998 revenues included the sale of 122 acres of commercial land in The Colony, Texas, and approximately six acres of commercial and ten acres of multi-family land in Dallas, Texas. Sales to Centex Homes during fiscal 1998 included a property in a north Dallas suburb consisting of one office and five warehouse buildings situated on approximately 17 acres, and 193 residential lots in New Jersey and Florida. Revenues of $9.5 million in fiscal 1997 included the sale of 632 acres of commercial land in The Colony, Texas, and 153 residential lots to Centex Homes.

     Net earnings for fiscal 1998 totaled $4.4 million compared to $925,000 for fiscal 1997. The increased earnings are primarily the result of increased margins on land sales, 28% in 1998 vs. 18% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1999, 19,445 Class C Units were issued to a Centex affiliate, the Partnership's sole limited partner, in connection with the acquisition of assets valued at $19.4 million. A total of 26,987 Class C Units were issued during fiscal 1999 and 1998 in connection with the acquisition of assets valued at $27 million. Assets acquired include the New Jersey Homebuilding operations, land zoned for both commercial and residential uses and $1.0 million in cash. During fiscal 1998, the Partnership made preference payments to its limited partner totaling $4.5 million. No preference payments were made in fiscal 1999.

     The Companies actively expanded their development efforts in fiscal 1999 and are funding new development activities with traditional bank debt on the project level. During fiscal 1999, the Partnership had commitments for $66.9 million in construction debt, of which $35.7 million had been drawn. Terms on the construction loans range from eighteen to twenty-four months with LIBOR-based interest rates with spreads ranging from 130 to 200 basis points. The Companies believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, and the sale and permanent financing of development projects will be sufficient to provide the necessary funding for its current and future needs.

YEAR 2000 COMPLIANCE

     The Companies have a variety of operating systems, computer software applications, computer hardware equipment, and other equipment with embedded electronic circuits. Pursuant to the services agreement Holding has with Centex Service Company, Year 2000 compliance issues are being addressed by a Year 2000 Task Force Team comprised of key personnel in the management information systems, legal, internal audit, and accounting areas of Centex as well as by management of the Companies. Since fiscal 1997, the Companies have been engaged in an ongoing process of identifying, evaluating, and implementing changes to their systems in order to ensure Year 2000 compliance. As a result of this process, a small number of systems were identified as being unable to interpret dates after December 31, 1999. In all of the cases, the replacement or upgrading of the non-compliant systems has already occurred as part of their normal ongoing systems updating.

     The Companies have engaged the services of a third-party consulting firm to evaluate their Year 2000 readiness. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions are consistent with the Companies' internal determinations of their Year 2000 readiness. The Companies have adopted the consulting firm's recommendations for achieving Year 2000 compliance.

         Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Companies' control. The Companies obtain information, materials, and services from numerous sources, and provide goods and services to numerous customers. The failure of these third parties (including U. S., state, and local governments and agencies) to achieve Year 2000 readiness could adversely affect the Companies' financial condition and results of operations. In order to address the potential non-compliance by third parties, the Companies will continue to survey their largest customers, contractors, and vendors.

Year 2000 Forward-looking Statements

     Certain statements in this section, other than historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties relative to the Companies' ability to assess and remediate any Year 2000 compliance issues, the ability of third parties to correct material non-compliant systems, and the Companies' assessment of the Year 2000 issue's impact on its financial results and operations.

OTHER DEVELOPMENTS AND OUTLOOK

     On April 15, 1999, Centex Development Company UK Limited ("CDCUK"), a company recently incorporated in England and Wales and a wholly-owned subsidiary of Centex Development Company, L.P., closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder ("Fairclough"). The seller of the shares retained non-voting preference shares in Fairclough that will entitle it to receive substantially all of the net, after tax earnings of Fairclough until March 31, 2001. However, if during that time period the operating earnings of Fairclough exceed certain levels, then CDCUK will participate in the surplus.

     The purchase price at closing (approximately $225 million) was paid by the delivery of two-year non-interest bearing promissory notes. A major portion of the purchase notes is secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

     During the time period between April 15, 1999 and March 31, 2001 Fairclough will be operated by CDCUK, subject to certain guidelines that were negotiated with the seller. After March 31, 2001 CDCUK will redeem, for a nominal value, the preference shares.

     This transaction will be accounted for under the purchase method of accounting.

-------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Companies' actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Companies' businesses; changes in property taxes; changes in federal income tax laws; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Companies' markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Companies' actual performance and results of operations.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     CENTEX DEVELOPMENT COMPANY (3333 HOLDING CORPORATION, 3333
     DEVELOPMENT CORPORATION, CENTEX DEVELOPMENT COMPANY, L. P.)

     Combining Balance Sheets                                               88
     Combining Statements of Operations                                     89
     Combining Statements of Cash Flows                                     90
     Combining Statements of Stockholders' Equity and Partners' Capital     91
     Notes to Combining Financial Statements                                91
     Report of Independent Public Accountants                              100
     Quarterly Results                                                     101

     CENTEX DEVELOPMENT COMPANY (3333 HOLDING CORPORATION, 3333 DEVELOPMENT
                 CORPORATION, CENTEX DEVELOPMENT COMPANY,L. P.)
                            COMBINING BALANCE SHEETS
                             (Dollars in thousands)

                                                     ----------------------------------------------------------------------------
                                                                                     March 31,
                                                     ----------------------------------------------------------------------------
                                                         1999         1998        1999           1998          1999       1998
                                                       ---------------------     ----------------------       ------------------
                                                                                 Centex Development           3333 Holding
                                                                                  Company, L.P. and            Corporation
                                                            Combined                Subsidiaries             and Subsidiary
                                                     ------------------------ -------------------------- ------------------------
ASSETS
Cash                                                   $    364      $   260     $    331       $   259       $   33     $     1
Accounts Receivable -
    Affiliates                                                -            -        1,963         7,921            -         416
    Centex Corporation and Subsidiaries                      38          180           38             -            -         180
    Other                                                 1,142          796        1,132           631           10         165
Notes Receivable -
    Centex Corporation and Subsidiaries                       -        7,700            -             -            -       7,700
    Other                                                 3,554        5,110        3,554         5,110            -           -
Investment in Affiliate                                       -            -            -             -        1,616         849
Investment in Real Estate Joint Ventures                    672        3,040          672         2,478            -         562
Commercial Properties, net                                1,899        1,946        1,899         1,946            -           -
Projects Under Development and Held for Sale            102,764       41,265      102,389        40,815          375         450
Property and Equipment, net                                 231           88           89             -          142          88
Other Assets                                              1,512          112        1,166           100          346          12
                                                       --------      -------     --------       -------       ------     -------
                                                       $112,176      $60,497     $113,233       $59,260       $2,522     $10,423
                                                       ========      =======     ========       =======       ======     =======
LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS'
    CAPITAL
Accounts Payable and Accrued Liabilities -
    Affiliates                                         $      -      $     -      $     -       $   503       $1,963     $ 7,916
    Centex Corporation and Subsidiaries                     751          948          332           877          419          71
    Other                                                 8,217        3,393        8,676         2,990          390         403
Notes Payable -
    Centex Corporation and Subsidiaries                     582        1,480            -             -          582       1,480
    Other                                                41,896       13,821       41,896        13,821            -           -
Stockholders' Equity and Partners' Capital -
    Stock and Stock/Class B Unit Warrants                   501          501          500           500            1           1
    Capital in Excess of Par Value                          800          800            -             -          800         800
    Retained Earnings (Deficit)                          (1,633)        (248)           -             -       (1,633)       (248)
    Partners' Capital                                    61,062       39,802       61,829        40,569            -           -
                                                       --------      -------     --------       -------       ------     -------
Total Stockholders' Equity and Partners' Capital         60,730       40,855       62,329        41,069         (832)        553
                                                       --------      -------     --------       -------       ------     -------
                                                       $112,176      $60,497     $113,233       $59,260       $2,522     $10,423
                                                       ========      =======     ========       =======       ======     =======

     See notes to combining financial statements.

     CENTEX DEVELOPMENT COMPANY (3333 HOLDING CORPORATION, 3333 DEVELOPMENT
                 CORPORATION, CENTEX DEVELOPMENT COMPANY,L. P.)
                       COMBINING STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share/unit data)


                                             -------------------------------------------------------------------------------------
                                                                 For the Years Ended March 31,
                                             -------------------------------------------------------------------------------------
                                              1999      1998     1997      1999     1998      1997      1999     1998      1997
                                            -------   -------    ------  -------   -------    ------  -------     -----    ------
                                                                             Centex Development        3333 Holding Corporation
                                                                              Company, L.P. and             and Subsidiary
                                                      Combined                  Subsidiaries
                                             --------------------------  ---------------------------  ----------------------------
  REVENUES
      Real Estate Sales                     $27,437   $18,939    $8,270  $27,437   $18,939   $ 8,270  $     -    $    -    $    -
      Interest and Other Income               1,181     1,182     1,259      791       679       756    1,103     1,505     1,664
                                            -------   -------    ------  -------   -------   -------  -------    ------    ------
                                             28,618    20,121     9,529   28,228    19,618     9,026    1,103     1,505     1,664
                                            -------   -------    ------  -------   -------   -------  -------    ------    ------
  COSTS AND EXPENSES
      Cost of Real Estate Sold               22,755    13,585     6,772   22,755    13,585     6,772        -         -         -
      Selling, General and Administrative
          Expenses                            5,123     1,745     1,324    3,567     1,489     1,535    2,269       913       740
      Interest                                  310       392       508       91        20         -      219       717       718
                                            -------   -------    ------  -------   -------   -------  -------    ------    ------
                                             28,188    15,722     8,604   26,413    15,094     8,307    2,488     1,630     1,458
                                            -------   -------    ------  -------   -------   -------  -------    ------    ------
  EARNINGS (LOSS) BEFORE INCOME TAXES           430     4,399       925    1,815     4,524       719   (1,385)     (125)      206

      Income Taxes                                -         -         -        -         -         -        -         -         -
                                            -------   -------    ------  -------   -------   -------  -------    ------    ------
  NET EARNINGS (LOSS)                       $   430    $4,399    $  925  $ 1,815   $ 4,524   $   719  $(1,385)   $ (125)   $  206
                                            =======   =======    ======  =======   =======   =======  =======    ======    ======
  NET EARNINGS ALLOCABLE TO LIMITED
      PARTNERS                                                           $ 1,815   $ 4,524   $   719
                                                                         =======   =======   =======
  NET EARNINGS (LOSS) PER UNIT/SHARE                                     $ 33.38   $140.14   $ 22.29  $(1,385)   $ (125)   $  206
                                                                         =======   =======   =======  =======    ======    ======
  WEIGHTED-AVERAGE UNITS/
      SHARES OUTSTANDING                                                  54,377    32,281    32,260    1,000     1,000     1,000

See notes to combining financial statements.

     CENTEX DEVELOPMENT COMPANY (3333 HOLDING CORPORATION, 3333 DEVELOPMENT
                CORPORATION, CENTEX DEVELOPMENT COMPANY, L. P.)
                       COMBINING STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                          -------------------------------------------------------------------------------------
                                                                      For the Years Ended March 31,
                                          -------------------------------------------------------------------------------------
                                               1999          1998          1997          1999          1998          1997
                                          ----------------------------------------  -------------------------------------------
                                                                                                 Centex Development
                                                                                                 Company, L.P. and
                                                      Combined                                     Subsidiaries
                                          -------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings (Loss)                       $    430      $  4,399      $    925      $  1,815      $  4,524      $    719
   Adjustments -
     Depreciation and Amortization                115            15            --            78            10            --
   (Increase) Decrease in Receivables            (204)         (664)           58         5,419        (7,684)         (420)
   Decrease (Increase) in Notes
     Receivable                                 1,556        (2,745)        1,444         1,556        (2,745)        1,444
   (Increase) Decrease in Projects
     Held for Development and Sale            (43,054)        5,195          (412)      (43,129)        5,645          (412)
   Decrease (Increase) in Commercial
     Properties                                     6        (1,956)           --             6        (1,956)           --
   Increase in Other Assets                    (1,400)         (112)           --        (1,066)         (100)           --
   Increase (Decrease) in Payables
     and Accruals                               4,627         1,683          (223)        4,638         1,950          (138)
                                             --------      --------      --------      --------      --------      --------
                                              (37,924)        5,815         1,792       (30,683)         (356)        1,193
                                             --------      --------      --------      --------      --------      --------

CASH FLOWS - INVESTING ACTIVITIES
   Decrease (Increase) in Advances to
     Joint Ventures                             2,368        (2,838)          (22)         1806        (2,276)          (22)
   Property and Equipment Additions, net         (217)          (93)           --          (126)           --            --
                                             --------      --------      --------      --------      --------      --------
                                                2,151        (2,931)          (22)        1,680        (2,276)          (22)
                                             --------      --------      --------      --------      --------      --------
CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Notes Payable-
     Centex Corporation and Subsidiaries         (898)       (5,520)         (600)           --            --            --
   Other                                       28,075         6,766         3,729        28,075         6,766         3,729
   Decrease in Notes Receivable -
     Centex Corporation and Subsidiaries        7,700            --            --            --            --            --
   Issuance of Class C Partnership Units        1,000            --            --         1,000            --            --
   Capital Distributions -
     Return of Capital                             --            --        (4,500)           --            --        (4,500)
     Preference Payments                           --        (4,500)           --            --        (4,500)           --
                                             --------      --------      --------      --------      --------      --------
                                               35,877        (3,254)       (1,371)       29,075         2,266          (771)
                                             --------      --------      --------      --------      --------      --------
NET INCREASE (DECREASE) IN CASH                   104          (370)          399            72          (366)          400

CASH AT BEGINNING OF YEAR                         260           630           231           259           625           225
                                             --------      --------      --------      --------      --------      --------
CASH AT END OF YEAR                          $    364      $    260      $    630      $    331      $    259      $    625
                                             ========      ========      ========      ========      ========      ========




                                             --------------------------------------
                                                 For the Year Ended March 31,
                                             --------------------------------------
                                               1999         1998         1997
                                             --------------------------------------
                                                         3333 Holding
                                                       Corporation and
                                                          Subsidiary
                                             --------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings (Loss)                       $(1,385)     $  (125)     $   206
   Adjustments -
     Depreciation and Amortization                37            5           --
   (Increase) Decrease in Receivables            751         (585)           3
   Decrease (Increase) in Notes
     Receivable                                   --           --           --
   (Increase) Decrease in Projects
     Held for Development and Sale                75         (450)          --
   Decrease (Increase) in Commercial
     Properties                                   --           --           --
   Increase in Other Assets                     (334)         (12)          --
   Increase (Decrease) in Payables
     and Accruals                             (5,618)       7,420          390
                                             -------      -------      -------
                                              (6,474)       6,253          599
                                             -------      -------      -------

CASH FLOWS - INVESTING ACTIVITIES
   Decrease (Increase) in Advances to
     Joint Ventures                             (205)        (644)          --
   Property and Equipment Additions, net         (91)         (93)          --
                                             -------      -------      -------
                                                (296)        (737)          --
                                             -------      -------      -------
CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Notes Payable
     Centex Corporation and Subsidiaries        (898)      (5,520)        (600)
   Other                                          --           --           --
   Decrease in Notes Receivable -
     Centex Corporation and Subsidiaries       7,700           --           --
   Issuance of Class C Partnership Units          --           --           --
   Capital Distributions -
     Return of Capital                            --           --           --
     Preference Payments                          --           --           --
                                             -------      -------      -------
                                               6,802       (5,520)        (600)
                                             -------      -------      -------
NET INCREASE (DECREASE) IN CASH                   32           (4)          (1)

CASH AT BEGINNING OF YEAR                          1            5            6
                                             -------      -------      -------
CASH AT END OF YEAR                          $    33            1            5
                                             =======      =======      =======

See notes to combining financial statements.

     CENTEX DEVELOPMENT COMPANY (3333 HOLDING CORPORATION, 3333 DEVELOPMENT
                CORPORATION, CENTEX DEVELOPMENT COMPANY, L. P.)
       COMBINING STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                             (Dollars in thousands)


                                   ----------------------------------------------------------------------------------------
                                                           For the Years Ended March 31, 1999, 1998 and 1997
                                   ----------------------------------------------------------------------------------------
                                         Centex Development Company, L.P. and                      3333 Holding
                                                      Subsidiaries                         Corporation and Subsidiary
                                   -------------------------------------------------     ----------------------------------
                                                 Class B      General      Limited                    Capital In    Retained
                                                   Unit       Partner's    Partner's      Stock       Excess Of     Earnings
                                   Combined      Warrants     Capital      Capital       Warrants     Par Value    (Deficit)
                                   --------      --------     --------     --------      --------     ---------    ---------
Balance at March 31, 1996          $ 36,989      $    500     $    767     $ 36,017      $      1     $    800     $   (329)
  Return of Capital                  (4,500)           --           --       (4,500)           --           --           --
  Net Earnings                          925            --           --          719            --           --          206
                                   --------      --------     --------     --------      --------     --------     --------
Balance at March 31, 1997            33,414           500          767       32,236             1          800         (123)
  Preference Payments                (4,500)           --           --       (4,500)           --           --           --
  Issuance of Class C
     Partnership Units                7,542            --           --        7,542            --           --           --
  Net Earnings (Loss)                 4,399            --           --        4,524            --           --         (125)
                                   --------      --------     --------     --------      --------     --------     --------
Balance at March 31, 1998            40,855           500          767       39,802             1          800         (248)
  ISSUANCE OF CLASS C
     PARTNERSHIP UNITS               19,445            --           --       19,445            --           --           --
  NET EARNINGS (Loss)                   430            --           --        1,815            --           --       (1,385)
                                   --------      --------     --------     --------      --------     --------     --------

BALANCE AT MARCH 31, 1999          $ 60,730      $    500     $    767     $ 61,062      $      1     $    800     $ (1,633)
                                   ========      ========     ========     ========      ========     ========     ========

      See notes to combining financial statements.



NOTES TO COMBINING FINANCIAL STATEMENTS

(A) ORGANIZATION

     In March 1987, Centex Development Company, L.P. (the "Partnership"), a master limited partnership, was formed to enable holders of Centex Corporation ("Centex") stock to participate in long-term real estate development projects whose dynamics are inconsistent with Centex's traditional financial objectives. Certain of Centex's subsidiaries contributed to the Partnership properties with a historical cost basis (which approximated market value) of approximately $76 million in exchange for 1,000 limited partnership units ("Class A Units").

     The Partnership is a limited partnership which is controlled by its general partner, 3333 Development Corporation ("Development"), a wholly-owned subsidiary of 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex and is held by a nominee. These securities, held by the nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

     The three-person Board of Directors of Holding is elected by the stockholders of Centex. Two of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Thus the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent board of Holding manage how the Partnership conducts its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

     Supplementary condensed combined financial statements of Centex Corporation and subsidiaries, 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries are set forth below. For additional information on Centex Corporation and subsidiaries, see their separate financial statements and related footnotes.


SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
(Dollars in thousands)

                                                               -------------------------
                                                                       March 31,
                                                               -------------------------
                                                                  1999          1998
                                                               ----------     ----------
ASSETS
   Cash and Cash Equivalents                                   $  111,632     $   98,576
   Receivables                                                  1,860,090      1,588,247
   Inventories                                                  1,639,664      1,107,941
   Investments in Joint Ventures and Other                         49,266         10,598
   Property and Equipment, net                                    313,886        296,080
   Other Assets                                                   410,321        333,044
                                                               ----------     ----------
                                                               $4,384,859     $3,434,486
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                    $1,026,867     $  802,547
   Short-term Debt                                              1,668,496      1,166,694
   Long-term Debt                                                 284,299        237,715
   Minority Stockholders' Interest                                140,721        152,468
   Negative Goodwill                                               66,837         82,837
   Stockholders' Equity                                         1,197,639        992,225
                                                               ----------     ----------
                                                               $4,384,859     $3,434,486
                                                               ==========     ==========

SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS
(Dollars in thousands)


                                                ----------------------------------------
                                                      For the Years Ended March 31,
                                                ----------------------------------------
                                                  1999            1998             1997
                                                ----------     ----------     ----------
Revenues                                        $5,179,188     $3,991,954     $3,793,621
Costs and Expenses                               4,805,894      3,760,445      3,629,672
                                                ----------     ----------     ----------
Earnings Before Income Taxes                       373,294        231,509        163,949
Income Taxes                                       141,332         86,828         57,180
                                                ----------     ----------     ----------
Net Earnings                                    $  231,962     $  144,681     $  106,769
                                                ==========     ==========     ==========

(B) BASIS OF PRESENTATION

     The accompanying combining financial statements present the individual and combined financial statements of Holding and its subsidiary and the Partnership as of March 31, 1999 and 1998 and results of operations for each of the three years ended March 31, 1999. The financial statements of the Partnership are included in the combined statements since Development, as general partner of the Partnership, is able to exercise effective control over the Partnership.

(C) SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenue from home building projects and real estate sales are recognized as homes and properties are sold and title passes.

INVENTORY CAPITALIZATION AND COST ALLOCATION

     Projects under development and held for sale are stated at the lower of cost (including development costs and, where appropriate, capitalized interest and real estate taxes) or fair value less cost to sell. Capitalized costs are included in cost of sales in the combining statements of operations as related revenues are recognized. Interest costs relieved from inventories are included as interest expense. Holding and the Partnership (collectively the "Companies") review recoverability of their inventories on an individual basis in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

EARNINGS (LOSS) PER SHARE/UNIT

     Earnings (loss) per share/unit are based on the weighted-average number of outstanding shares of common stock of 1,000 for Holding and the weighted-average number of outstanding Class A and Class C limited partnership units of the Partnership of 54,377; 32,281 and 32,260 for fiscal years 1999, 1998 and 1997, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     Effective April 1998, the Companies adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The Companies have no nonowner changes in equity that would be classified as "other comprehensive income." As a result, comprehensive income is equal to the Companies' net earnings.

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," issued in June 1997, changes the way public companies report information about segments. The statement, which is based on the management approach to segment reporting, requires companies to report selected quarterly information and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Companies adopted this statement effective April 1, 1998. It did not have a material effect on the Companies' financial statements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Companies do not expect the adoption of the Statement to have a material impact on the financial statements of the Companies. The effective date of this Statement will be April 2000 for the Companies. There is, however, an exposure draft that would delay the implementation of this standard for the Companies until April 2001.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the fiscal 1999 presentation.

COMBINING STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

     Interest capitalized by the Partnership during the fiscal years ended March 31, 1999, 1998 and 1997 totaled $1,015,000, $22,000 and $22,000, respectively. Land assets acquired by the Partnership during the fiscal years ended March 31, 1999 and 1998 in exchange for Class C Partnership Units totaled $18,445,000 and $7,542,000, respectively. In addition, during the fiscal year ended March 31, 1999, the Partnership issued 1,000 new Class C Partnership Units for $1 million. No income taxes were paid during the years ended March 31, 1999, 1998 and 1997.

(D) NOTES RECEIVABLE

     Development issued common stock to Holding and used the proceeds to advance $7.7 million to a wholly-owned subsidiary of Centex, as evidenced by a note receivable due April 30, 1999 bearing interest at prime plus 0.875%. During the fiscal year 1999, the note was repaid. Interest income of $116,000, $732,000 and $713,000 related to this note is included in the accompanying combining financial statements for the years ended March 31, 1999, 1998 and 1997, respectively.

     Notes Receivable - Other at March 31, 1999 and 1998 have stated interest rates ranging up to 10% and are due in monthly or quarterly installments. Discounts and allowances totaled $21,000 at March 31, 1998. The weighted average interest rate, inclusive of discounts, was 9% at both March 31, 1999 and 1998. Notes receivable at March 31, 1999 are collectible over three years, with $23,000 being due within one year. As of March 31, 1999, all notes were current; however, one loan was in default with respect to development obligations on the land securing the note. The Partnership is currently working with the lender to cure the default. The value of the underlying collateral exceeds the note receivable amount at March 31, 1999. Therefore, should the default under the note agreement not be resolved, management does not anticipate any material impact to the financial statements.

(E) NOTES PAYABLE

     Pursuant to a master note agreement between Holding and Centex, Centex had advanced Holding $1,000,000 at March 31, 1998 secured by a pledge of all of the issued and outstanding shares of Development (the "Holding Note"). During fiscal 1999 the Holding Note was repaid and the pledge agreement was terminated. The note bore interest at prime plus 1%. Interest expense of $62,000, $372,000, and $508,000 related to this note is included in the accompanying financial statements for the years ended March 31, 1999, 1998 and 1997, respectively.

     In addition, Centex Multi-Family Company, a wholly-owned subsidiary of Development, has a note agreement with Centex (the "MF Note") to fund certain predevelopment costs. The MF Note is unsecured and bears interest at prime, payable quarterly and had an outstanding balance of $582,000 at March 31, 1999.

     Non-recourse notes payable, secured solely by the underlying real estate, totaled $10.1 million at March 31, 1999. As land is sold, a portion of the proceeds is restricted for repayment of the notes. In addition, the Partnership, through wholly-owned single asset entities, had limited-recourse construction debt outstanding at March 31, 1999 totaling $31.8 million. The Partnership itself has also issued limited guarantees for up to 20% of the commitments. The prime rate in effect was 7.75% at March 31, 1999 and 8.50% at March 31, 1998. The 30-day LIBOR rate at March 31, 1999 and 1998 was 4.94% and 5.70%, respectively. The note balances and rates in effect were as follows (dollars in thousands):


                                                           ----------------------------------------------------------------------
                                                                               Maturities through March 31,
                                                           ----------------------------------------------------------------------
                                                                                                                          2004
NON-RECOURSE DEBT                              Total          2000           2001           2002           2003         or later
                                            ----------     ----------     ----------     ----------     ----------     ----------
   Mortgage note            7.20%           $    1,740     $       16     $       17     $       18     $       20     $    1,669
   Mezzanine note           9.00%                3,921             --             --          3,921             --             --
   Land note                8.00%                3,000          3,000             --             --             --             --
   Land note                Prime + 1%           1,431          1,431             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
                                                10,092          4,447             17          3,939             20          1,669
LIMITED-RECOURSE DEBT
   Construction Notes,
     LIBOR + 1.3% to 2%                         31,804         25,563          5,226          1,015             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
                                            $   41,896     $   30,010     $    5,243     $    4,954     $       20     $    1,669
                                            ==========     ==========     ==========     ==========     ==========     ==========

 (F) COMMITMENTS AND CONTINGENCIES

     As of March 31, 1999, the Partnership had remaining commitments of approximately $21.7 million on construction contracts.

     To facilitate construction loans obtained by wholly-owned single asset entities, the Partnership has issued demand notes made payable to the single-asset entities equal to, in some instances, 20% of the construction loan commitment amount. The single-asset entities have signed these demand notes over to the lender as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loan. As of March 31, 1999, the Partnership had issued demand notes totaling $7.2 million.

     The single-asset entities have also obtained demand notes from Centex for up to 10% of the construction loan commitment amount. These demand notes have been signed over to the lenders as additional collateral on the construction loans, and may be called only in the event of a default on the demand notes issued by the Partnership.

 (G) BUSINESS SEGMENTS

     The Partnership operates in four principal business segments - Commercial Development, Multi-Family Development, Homebuilding, and Land Sales. These segments operate in the United States and their markets, with the exception of Homebuilding (which currently operates in New Jersey), are nationwide. The accounting policies are the same as those described in the summary of significant accounting policies.

     Commercial Development actively develops office, industrial, and retail facilities as well as single-family lots. Commercial Development is developing the buildings primarily for sale. Multi-Family Development develops mid-market apartment projects and town homes. Multi-Family's strategy is to market the projects for sale prior to or during construction. The Homebuilding operation involves the development of the Partnership's land and the purchase of lots together with the construction and sale of single-family homes.

     Homebuilding is actively building out the Partnership's land holding in East Windsor, New Jersey as well as pursuing "spot lot" development in that general market area. Land Sales is responsible for the property management and liquidation of land investments for which no development opportunity has been identified.

     During fiscal 1999, the above four named segments evolved as a result of
(1) new business initiatives in the commercial development arena, (2) the commencement of Homebuilding in April 1998, and (3) the management team structure put in place to conduct the increased development activities. These segments did not exist in prior years, and therefore the following table sets forth combined financial information relating to these segments for the fiscal year ended March 31, 1999 (dollars in thousands):


                                      COMMERCIAL     MULTI-FAMILY                    LAND
                                      DEVELOPMENT    DEVELOPMENT   HOMEBUILDING      SALE           TOTAL
                                      -----------    ------------  ------------    ---------      ---------
Revenues                              $   2,616      $     342      $  21,295      $   4,365      $  28,618

Cost of Sales                            (2,077)            --        (17,108)        (3,570)       (22,755)
Selling, General & Administrative          (521)        (1,814)        (2,544)          (554)        (5,433)
                                      ---------      ---------      ---------      ---------      ---------
Operating Earnings (Loss)             $      18      $  (1,472)     $   1,643      $     241      $     430
                                      =========      =========      =========      =========      =========

Identifiable Assets                   $  44,820      $  31,337      $  10,920      $  25,099      $ 112,176
Capital Expenditures                  $      --      $      91      $     126      $      --      $     217
Depreciation and Amortization         $      41      $      37      $      37      $      --      $     115

(H) STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

EQUITY SECURITIES

     The Partnership Agreement contemplates the issuance of three classes of limited partnership units, Class A Units, Class B Units, and Class C Units. In March 1987, one thousand Class A Units were issued to Centex subsidiaries in exchange for assets valued at approximately $76 million. The Class B Units, held by a nominee on behalf of the stockholders, will detach and trade separately from Centex stock on the earlier of Payout (as defined below) or November 30, 2007, the scheduled detachment date. As of February 24, 1998, the 1,000 Class A Units were converted to 32,260 new Class A Units.

     On March 31, 1998, 7,542 Class C Units were issued in exchange for assets with a fair market value of $7.5 million. Under the Partnership Agreement, holders of Class C Units are entitled to substantially the same rights as holders of Class A Units in connection with matters in common, such as voting, allocations, and distributions. During fiscal 1999, 19,445 Class C Units were issued in exchange for assets with a fair market value of $19.4 million.

PREFERRED RETURN

         The Partnership Agreement provides that the Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital, as defined. Unrecovered Capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals. In July 1995, in conjunction with the extension of the detachment date, the limited partner waived preference payments totaling $37.5 million and reduced the Class A Unrecovered Capital in the Partnership, as defined, to $47.3 million. Distributions made by the Partnership reduced Unrecovered Capital, as defined, $4.5 million during fiscal 1997 and $10 million during fiscal 1996. During fiscal 1998, the Partnership made preference payments to its limited partner totaling $4.5 million. No preference payments were made during fiscal 1999. Preference payments in arrears at March 31, 1999 amounted to $9.1 million and Unrecovered Capital for Class A and Class C limited partners totaled $32.8 million and $27.0 million, respectively.

ALLOCATION OF PROFITS AND LOSSES

     As provided in the Partnership Agreement, prior to Payout (as defined below), net income of the Partnership is to be allocated to the partners in the following order of priority:

   [i] To the Class A and Class C limited partners to the extent of the cumulative preferred return.

   [ii] To the partners to the extent and in the same ratio that cumulative net losses were allocated.

   [iii] To the partners in accordance with their percentage interests, as defined. Currently, this would be a combined 20% to the Class A and Class C limited partners and 80% to the general partner.

         All loss allocations and allocations of net income after Payout shall be made to the partners in accordance with their percentage interests, as defined.

DISTRIBUTIONS

         Distributions of cash or other property are to be made at the discretion of the general partner and are to be distributed in the following order of priority:

   [i] Prior to the time at which the Class A and Class C limited partners have received aggregate distributions equal to their original capital contribution ("Payout"), distributions of cash or other property shall be made as follows:

         [a] To the Class A and Class C limited partners with respect to their preferred return, then

         [b] To the partners in an amount equal to the maximum marginal corporate tax rate times the amount of taxable income allocated to the partners, then

         [c] To the Class A and Class C limited partners until their Unrecovered Capital is reduced to zero.

   [ii] After Payout, distributions of cash shall be made to the partners in accordance with their percentage interests, as defined.

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

(I) RELATED PARTY TRANSACTIONS

SERVICE AND MANAGEMENT AGREEMENTS

         Holding has a service agreement with Centex Service Company, a wholly-owned subsidiary of Centex, whereby Centex Service Company provides certain tax, accounting and similar services for Holding at a fee of $2,500 per month. This agreement was amended in fiscal 1999 to include development services and the monthly fee increased to $30,000. Service fees of $360,000 in fiscal 1999 and $30,000 in fiscal 1998 and 1997 are reflected as administrative expenses in the accompanying combining financial statements.

         The Partnership paid $713,000, $640,000 and $951,000 to Holding during fiscal years 1999, 1998 and 1997, respectively, pursuant to an agreement whereby Holding provides management services to the Partnership in connection with the development and operation of properties acquired by the Partnership, maintenance of partnership property and accounting and clerical services.

SALES AND PURCHASES

         Partnership revenues during fiscal years 1999, 1998 and 1997 include lot sales to Centex Homes of $3,364,000, $6,494,000 and $3,814,000,
respectively. Gains associated with lot sales to Centex totaled $139,000, $906,000 and $538,000 for fiscal years 1999, 1998 and 1997, respectively. At March 31, 1999, Centex Homes had contracts to purchase lots for the aggregate price of approximately $6 million to be paid as lots are delivered.

         In January 1998, Development purchased all of the stock of a wholly-owned subsidiary of Real Estate for $1,134,000.

         During fiscal 1999, the Partnership, through its operating subsidiaries, executed contracts with certain of Centex's construction subsidiaries totaling $43.2 million for the construction of multi-family apartments and an office building. During fiscal 1999, $19.3 million was paid to Centex's construction subsidiaries pursuant to these contracts.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         Included in Accounts Receivable-Affiliates and Accounts Payable-Affiliates in the accompanying combining financial statements are $7,921,000 at March 31, 1998, which the Partnership advanced to Holding. On May 19, 1998, the outstanding principal balance on this note was repaid. Interest of $116,000 and $345,000 was accrued on advances during fiscal years 1999 and 1998, respectively. All amounts have been eliminated in the combined statements.

(J) INCOME TAXES

         At March 31, 1999, Holding had operating loss carryforwards for income tax reporting purposes of $1,582,000. If unused, the loss carryforwards will expire in fiscal years 2009 through 2020. Holding has not recognized these tax assets in its balance sheet due to its history of operating losses. Holding joins with its subsidiaries in filing consolidated income tax returns. The taxable income of the Partnership has been allocated to the holders of the Class A and Class C Units. Accordingly, no tax provision for Partnership earnings is shown in the combining financial statements.

(K) SUBSEQUENT EVENTS

         On April 15, 1999 Centex Development Company UK Limited ("CDCUK"), a company recently incorporated in England and Wales and a wholly-owned subsidiary of Centex Development Company, L.P., closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder ("Fairclough"). The seller of the shares retained non-voting preference shares in

Fairclough that will entitle it to receive substantially all of the net, after tax earnings of Fairclough until March 31, 2001. However, if during that time period the operating earnings of Fairclough exceed certain levels, then CDCUK will participate in the surplus.

         The purchase price at closing (approximately $225 million) was paid by the delivery of two-year non-interest bearing promissory notes. A major portion of the purchase notes is secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

         During the time period between April 15, 1999 and March 31, 2001 Fairclough will be operated by CDCUK, subject to certain guidelines that were negotiated with the seller. After March 31, 2001, CDCUK will redeem, for a nominal value, the preference shares.

         This transaction will be accounted for under the purchase method of accounting.

TO THE BOARD OF DIRECTORS OF 3333 HOLDING CORPORATION:

         We have audited the accompanying combining balance sheets of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 1999 and 1998, and the related combining statements of operations, cash flows, and stockholders' equity and partners' capital for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial positions of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 1999 and 1998, and the individual and combined results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Dallas, Texas,
  May 12, 1999

QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands, except per unit/share)


                                     ------------------------------------------------------------------------------
                                                                        March 31,
                                     ------------------------------------------------------------------------------
                                            1999        1998         1999         1998         1999          1998
                                     ------------------------------------------------------------------------------
                                                                    Centex Development            3333 Holding
                                                                    Company, L.P. and           Corporation and
                                               Combined                Subsidiaries               Subsidiary
                                     ----------------------     ----------------------      -----------------------
FIRST QUARTER
  Revenues                           $  6,308      $  3,741     $  6,076      $  3,623      $    476      $    412
  Earnings (Loss) Before Taxes       $   (346)     $    791     $   (193)     $    699      $   (153)     $     92
  Net Earnings (Loss)                $   (346)     $    791     $   (193)     $    699      $   (153)     $     92
  Earnings (Loss) Per Unit/Share                                $  (3.93)     $  21.67      $   (153)     $     92
  Average Units Outstanding                                       49,119        32,260            --            --
  Average Shares Outstanding                                          --            --         1,000         1,000

SECOND QUARTER
  Revenues                           $  7,772      $  3,094     $  7,656      $  3,002      $    281      $    337
  Earnings (Loss) Before Taxes       $    375      $    348     $    628      $    360      $   (253)     $    (12)
  Net Earnings (Loss)                $    375      $    348     $    628      $    360      $   (253)     $    (12)
  Earnings (Loss) Per Unit/Share                                $  11.79      $  11.15      $   (253)     $    (12)
  Average Units Outstanding                                       53,279        32,260            --            --
  Average Shares Outstanding                                          --            --         1,000         1,000

THIRD QUARTER
  Revenues                           $  5,694      $  9,228     $  5,653      $  9,123      $    194      $    310
  Earnings (Loss) Before Taxes       $     13      $  3,034     $    391      $  3,054      $   (378)     $    (20)
  Net Earnings (Loss)                $     13      $  3,034     $    391      $  3,054      $   (378)     $    (20)
  Earnings (Loss) Per Unit/Share                                $   6.99      $  94.67      $   (378)     $    (20)
  Average Units Outstanding                                       55,911        32,260            --            --
  Average Shares Outstanding                                          --            --         1,000         1,000

FOURTH QUARTER
  Revenues                           $  8,844      $  4,058     $  8,843      $  3,870      $    152      $    446
  Earnings (Loss) Before Taxes       $    388      $    226     $    989      $    411      $   (601)     $   (185)
  Net Earnings (Loss)                $    388      $    226     $    989      $    411      $   (601)     $   (185)
  Earnings (Loss) Per Unit/Share                                $  16.69      $  12.73      $   (601)     $   (185)
  Average Units Outstanding                                       59,247        32,286            --            --
  Average Shares Outstanding                                          --            --         1,000         1,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Holding

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

         Except as additionally provided below, the information called for by this Item 10 with respect to Holding is incorporated herein by reference to the information included under the caption "Election of Directors" and the information included under the caption "Section 16(a) Compliance" in Holding's proxy statement for the 1999 Annual Meeting of Stockholders of Holding to be held on July 22, 1999 (the "1999 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding" included in Part B of this Report following
Item 4.

SERVICES AGREEMENT

         Holding has no full-time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation". All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company. See "Item 13. Certain Relationships and Related Transactions". The term of the Services Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days written notice prior to December 31 of any year. However, the Services Agreement may not be terminated by Holding (other than in the event of a breach by Centex Service Company constituting gross negligence or willful or wanton misconduct) prior to the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $360,000 were paid pursuant to the Services Agreement during fiscal 1999.

         (b) The Partnership

GENERAL PARTNER AND MANAGEMENT

         The Partnership has no directors, officers or employees and, instead, is managed by Development, its sole general partner. Development, in turn, is controlled by its sole stockholder, Holding. Directors and officers of Development perform all executive management functions required for the Partnership. Except as provided in the Plan with respect to the Original Properties, the limited partners of the Partnership have no power to direct or participate in the control of the Partnership or to remove the general partner, and Development and the independent board of directors of Holding manage how the Partnership conducts its activities including the sales development, maintenance and zoning of properties belonging to the Partnership and all other decisions regarding the Partnership's business or operations. See "Item 1. Business". The Partnership has entered into a management agreement pursuant to which Holding will sell, develop, maintain and zone the properties of the Partnership for and on behalf of the Partnership. Holding is managed by a three-person board of directors elected by the stockholders of Centex. Two of the board members are independent outside directors who are not directors of Centex. See "Management Agreement" below in this Item 10. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from the Partnership in respect of its duties and obligations as general partner of the Partnership. See "Item 11. Executive Compensation".

DIRECTORS AND EXECUTIVE OFFICERS OF DEVELOPMENT

         Information concerning the present directors and executive officers of Development is set forth below. All of such persons have served in their capacities since the organization of Development, except as indicated.


NAME                                                                     POSITION                                    AGE
----                                                                     --------                                    ---
Richard C. Decker .............................................     Director, Chairman, President and
                                                                    Chief Executive Officer (1)                      46
J. Stephen Bilheimer ..........................................     Vice Chairman (2)                                67
Josiah O. Low, III ............................................     Director (3)*                                    60
David M. Sherer ...............................................     Director (4)*                                    62
Kimberly A. Pinson ............................................     Vice President, Treasurer, Controller and
                                                                    Assistant Secretary (5)                          34

*    Member of the audit committee of the Board of Directors.

(1) Mr. Decker is an employee of a subsidiary of Centex and has been Chairman, President and Chief Executive Officer of both Holding and Development, the general partner of the Partnership, since April 1, 1998. Mr. Decker was elected Director of both Holding and Development effective June 10, 1998. Mr. Decker has also been a director and officer of various Centex subsidiaries engaged in real estate development since July 1996. Prior thereto, Mr. Decker was a partner with Dallas-based Trammell Crow Company, a commercial real estate development firm, for 15 years, and served as Principal from 1990 until 1995. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company.

(2) Mr. Bilheimer is an employee of a subsidiary of Centex. Mr. Bilheimer was appointed to the position of Vice Chairman for Holding effective April 1, 1998. Prior thereto, Mr. Bilheimer served as President of Holding and Development from 1987 to 1998. Mr. Bilheimer was a director of Holding and Development from its date of incorporation until his resignation as of June 1, 1987. Mr. Bilheimer was re-elected to the Board of Directors on May 24, 1989. Mr. Bilheimer also served as Executive Vice President of Centex Real Estate Corporation from April 1987 until March 31, 1988 and served as a director until July 23, 1998 at which time he declined to stand for re-election.

(3) Mr. Low serves as Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation since February 1988. Mr. Low is also a director of Holding. Mr. Low was elected as a director of Development as of June 1, 1987.

(4) Mr. Sherer has been President of David M. Sherer Associates, Inc., a commercial real estate, investment and brokerage firm, for 20 years. Mr. Sherer is also a director of Holding. Mr. Sherer was elected as a director of Development as of June 1, 1987.

(5) Ms. Pinson is an employee of a subsidiary of Centex and serves as Vice President, Treasurer, Controller and Assistant Secretary of Holding, Development, and various Centex subsidiaries engaged in real estate development. Ms. Pinson joined Vista Properties, Inc. (now Centex Real Estate Corporation) in March 1993 and was elected to her present positions with Holding and Development as of July 23, 1996.

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

MANAGEMENT AGREEMENT

         All services (other than executive management decision-making) necessary to operate the Partnership's business are provided to the Partnership pursuant to a management agreement (the "Management Agreement") entered into with Holding. Under the Management Agreement, Holding keeps all necessary books and records, and provides all additional accounting and clerical services that Development may deem necessary. Holding's responsibilities related to real estate management also include ensuring that the Partnership's properties are operated, managed and maintained in full compliance with all relevant laws and regulations, that all real property and any improvements thereon are maintained and repaired, that all income produced by the Partnership's properties is collected and that any development on any property is done in an efficient manner. Because Holding currently does not have any employees, it contracts with Centex subsidiaries to provide such services to the Partnership.

         Holding is entitled to reimbursement from the Partnership for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the Management Agreement, plus a $25,000 quarterly managerial fee. During fiscal 1999, Holding received $713,000 from the Partnership for its services.

         The Management Agreement also provides that Holding will provide, consistent with the Plan, pre-development and development services on behalf of the Partnership, and the Management Agreement specifically provides that Holding is delegated full authority to carry out and perform on behalf of the Partnership all aspects of the Plan.

         The term of the Management Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Management Agreement upon at least 30 days written notice prior to December 31 of any year. However, it may not be terminated by the Partnership (other than in the event of a breach by Holding constituting gross negligence or willful or wanton misconduct) prior to the latest of the complete detachment of the Stockholder Warrants from Centex Common Stock, Payout or the payment in full of the Holding Note.

         From time to time, Holding delegates the performance of certain of its responsibilities to Centex Service Company and other Centex subsidiaries, upon terms and conditions to be determined. These responsibilities may include enhancement of properties owned or controlled by the Partnership, for which reasonable additional compensation may be paid by the Partnership to Holding pursuant to terms to be negotiated between them. In turn, some or all of such additional compensation may be paid by Holding to Centex Service Company or other Centex subsidiaries.

ITEM 11.   EXECUTIVE COMPENSATION

         Holding and the Partnership

         The information called for by this Item 11 with respect to Holding and the Partnership is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 1999 Holding Proxy Statement.

         The Partnership does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from the Partnership with respect to its duties and obligations as general partner for the Partnership. As general partner, Development is entitled to be allocated certain items of income and loss of the Partnership and to receive certain distributions of cash from the Partnership depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and will receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (H) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 96-97 of this Report.

         The directors and executive officers of Development perform all executive management functions for the Partnership. See "Item 10. Directors and Executive Officers of the Registrant". Services required by the Partnership in its operations are also provided pursuant to a Management Agreement with Holding pursuant to which Holding operates, manages and develops the properties of the Partnership for and on behalf of the Partnership. See "Item 10. Directors and Executive Officers of the Registrant--Management Agreement". The executive officers of Development did not receive any remuneration from Development or the Partnership for the year ended March 31, 1999. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During the 1999 fiscal year, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or the Partnership during the 1999 fiscal year.

         During fiscal 1999, Richard C. Decker, Chairman, President and Director and Kimberly A. Pinson, Vice President, Treasurer, Controller and Assistant Secretary of Development, both of whom are employees of subsidiaries of Centex, have devoted a majority of their time and attention to the management of Development and Holding. Mr. Decker and Ms. Pinson provided such services to Development on behalf of and in their capacities as officers of Holding pursuant to the Management Agreement. Each current executive officer of Development continues to receive remuneration from Centex or one of its subsidiaries in his capacity as an officer or employee thereof and is not compensated by Development or the Partnership.

         The directors of Development, who also hold the same directorships in Holding and are neither officers nor employees of Development, Centex or Centex's subsidiaries, each receive directors' fees annually in their capacities as directors of Development ($10,000) and Holding ($10,000). Each director who is neither an officer nor an employee of Development, Centex or a subsidiary of Centex, also receives $1,500 per meeting for each board meeting attended of Development and Holding. During fiscal 1999, board meeting fees of $4,500 for Development and $4,500 for Holding were paid to each director eligible for payment. In addition, Development reimburses these directors for the reasonable expenses incurred in attending directors' and committee meetings.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Holding

         The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1999 Holding Proxy Statement.

         (b) The Partnership

         The following table sets forth certain information with respect to the ownership of the equity securities of the Partnership as of May 3, 1999 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to the Partnership to be the beneficial owner of more than 5% of any class of the Partnership's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.


                                                                                  NUMBER OF
                                                                                    UNITS
                                                    NAME OF                      OR WARRANTS          PERCENT
     TITLE OF CLASS*                          BENEFICIAL OWNER**                    OWNED             OF CLASS
     ---------------                          ------------------                 -----------          --------
General Partner Interest (1)         3333 Development Corporation                        All            100%
                                     3100 McKinnon, Suite 370
                                     Dallas, Texas 75201

Class A Units (2)                    Centex Homes                                 32,260.085            100%
                                     2728 N. Harwood
                                     Dallas, Texas 75201

Stockholder Warrants (3)             3333 Development Corporation                         --            ***

                                     Richard C. Decker                                    --            ***

                                     Josiah O. Low, III                                   --            ***

                                     David M. Sherer                                      --            ***

                                     All directors and executive officers of
                                     Development as a group (4 persons)                   --            ***

                                     FMR Corp. (4)                                       104          10.45%
                                     82 Devonshire Street
                                     Boston, Massachusetts 02109

                                     The Prudential Insurance Company
                                     of America (5)                                       55           5.46%
                                     Prudential Plaza
                                     Newark, New Jersey 07102-3777


Centex Class B Unit                  Centex Corporation                                  100            100%
  Warrants (6)                       2728 N. Harwood
                                     Dallas, Texas 75201

Class B Units (7)                    Centex Corporation (8)                              350(9)          28%(8)
                                     2728 N. Harwood
                                     Dallas, Texas 75201

Class C Units (10)                   Centex Homes                                 26,986.515            100%
                                     2728 N. Harwood
                                     Dallas, Texas 75201

-----------------------

* Under the terms of the Partnership Agreement, the Partnership is managed by a sole corporate general partner and none of the present classes of the Partnership's securities are "voting securities" within the meaning of the rules and regulations of the Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of the Partnership's equity securities has been set forth in accordance with such rules and regulations.

** The address of any person who is the beneficial owner of more than five percent of a class of the Partnership's securities is also included.

***     Less than 1%.

(1) In connection with the formation of the Partnership, Development made a capital contribution to the Partnership of $767,182, in exchange for Development's general partner interest in the Partnership. As general partner, Development is entitled to receive allocations of income and loss and distributions of property from the Partnership.

(2) The Class A Units were issued to the Original Limited Partners in exchange for the acquisition of the Original Properties by the Partnership. Record title to the Class A Units presently is held by Centex Homes. See "Item 1. Business--General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

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

(4) Based solely upon information contained in the Schedule 13G/A (Amendment No. 13) of FMR Corp. filed with the SEC on February 9, 1999 with respect to Centex Common Stock owned as of January 31, 1999 (the "FMR 13G"). According to the FMR 13G, such number includes 149,036 shares (and therefore a beneficial interest in 2.51 Stockholder Warrants) over which FMR Corp. had the sole power to vote or direct the vote and 6,209,466 shares (and therefore a beneficial interest in 104.47 Stockholder Warrants) over which FMR Corp. had sole dispositive power.

(5) Based solely upon information contained in the Schedule 13G/A (Amendment No. 4) of The Prudential Insurance Company of America ("Prudential") filed with the SEC on January 26, 1999 with respect to Centex Common Stock owned as of December 31, 1998 (the "Prudential 13G"). According to the Prudential 13G, such number includes 263,900 shares (and therefore a beneficial interest in 4.44 Stockholder Warrants) over which Prudential had sole voting or dispositive power, 2,940,803 shares (and therefore a beneficial interest in 49.48 Stockholder Warrants) over which Prudential had shared voting power and 2,980,403 shares (and therefore a beneficial interest in 50.14 Stockholder Warrants) over which Prudential had shared dispositive power. According to the Prudential 13G, Prudential holds 16,000 shares (and therefore a beneficial interest in .27 Stockholder Warrants) for the benefit of its general account. Prudential holds the remaining shares for the benefit of its clients.

(6) On November 30, 1987, Centex acquired from the Partnership 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (H) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 96-97 of this Report.

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

(10) The Class C Units were issued in exchange for assets acquired by the Partnership from Centex Homes. See "Item 1. Business--General Development of Business". As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Holding

         The information called for in Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 1999 Holding Proxy Statement.

         (b) The Partnership

         Holding entered into a services agreement in May 1987 with Centex Service Company, whereby Centex Service Company provides certain tax, accounting and other services for Holding at a fee of $2,500 per month. In April 1998, the services agreement was amended to also include certain real estate development and management services and the related fee increased to $30,000 per month. Service fees of $360,000 were paid pursuant to this agreement for fiscal 1999.

         The Partnership has entered into an agreement with Holding to provide management services to the Partnership in connection with the development, operation and maintenance of the Partnership property and other administrative services. Management fees and reimbursable costs totaling $713,000 were incurred under this agreement during fiscal 1999.

         In connection with Holding's acquisition of additional shares of common stock of Development in 1987, Holding borrowed $7,700,000 from Centex pursuant to a secured promissory note (the "Holding Note"). The Holding Note, which had a fluctuating balance, bore interest, payable quarterly, at the prime rate of interest of NationsBank, N.A. ("NationsBank") plus 1%. On May 29, 1998, the outstanding principal balance of the Holding Note was repaid. The Holding Note was secured by a pledge of all the issued and outstanding shares of Development, and such pledge has been terminated. There was interest expense of $62,000 related to the Holding Note for the year ended March 31, 1999.

         In 1987, Development advanced $7,700,000 to a wholly-owned subsidiary of Centex pursuant to an unsecured note and related loan agreement. The note bore interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8%. On May 29, 1998, the outstanding principal balance on the note was repaid. Fiscal year 1999 interest income on the note totaled $116,000.

         In fiscal 1999, the Partnership sold to Centex Homes certain tracts of land for $3,364,000. Centex Homes has agreements to purchase an additional 659 lots from the Partnership.

         Centex Homes had guaranteed a $5,000,000 bank line of credit for the Partnership to utilize in conjunction with development of lots to be sold to Centex Homes. This line of credit was repaid and canceled on April 15, 1998.

         During fiscal 1998, the Partnership Agreement governing the Partnership was amended to allow for the issuance of Class C Units, to be issued in exchange for assets acquired from a limited partner or from an entity who is to be admitted as a limited partner. During fiscal 1999, the Partnership acquired assets valued at $19,445,000 in exchange for 19,445 Class C Units.

         In April 1998, a 49% owned subsidiary of the Partnership purchased for $3.1 million the real estate development properties of an indirect subsidiary of Centex Real Estate Corporation. In connection with the transaction, the Partnership's subsidiary may borrow up to $500,000 on a revolving basis from Centex Corporation.

         During fiscal 1999, the Partnership, through its operating subsidiaries, had contracts with certain of Centex's construction subsidiaries totaling $43.2 million for the construction of multi-family apartments and an office building. During fiscal 1999, $19.3 million was paid to Centex's construction subsidiaries pursuant to the contracts.

Fairclough Acquisition

         In connection with the Fairclough acquisition certain obligations of the purchaser, a wholly-owned subsidiary of the Partnership, were guaranteed by the Partnership, including payment under two notes for a major portion of the $225 million purchase price, and payment of the dividends due to the seller from April 1, 1999 through March 31, 2001. Centex Homes, the sole limited partner of the Partnership, has agreed that if the Partnership does not have sufficient funds to satisfy its obligations (excluding any payment under the negotiable note), Centex Homes will make such capital contributions to the Partnership as are necessary to enable the Partnership to satisfy such obligations (again excluding any payment under the negotiable note).

         In addition, Centex agreed that if Centex Homes does not perform its obligations, Centex will take appropriate action to cause the performance of those obligations.

         Payment of the negotiable note is primarily secured by a letter of credit issued by a United Kingdom bank. In order to obtain the letter of credit, the Partnership guaranteed payment of the principal amount when due to the bank. Centex also provided an assurance to the bank that if the Partnership does not meet its obligations, Centex will cause the Partnership to have sufficient funds to perform its obligations, primarily through Centex's purchase of limited partnership units in the Partnership.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

               (1) EXHIBITS

               (A) Holding

               The information on exhibits required by this Item 14 is set forth in the Holding Index to Exhibits appearing on pages 117-118 of this Report.

               (B) The Partnership

               The information on exhibits required by this Item 14 is set forth in the Partnership Index to Exhibits appearing on pages 119-122 of this Report.

         (b) Reports on Form 8-K:

         Neither Holding nor the Partnership filed any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 3333 HOLDING CORPORATION
                              ------------------------------------------------
                                       Registrant

June 22, 1999              By:       /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                         Richard C. Decker,
                              Director, Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


June 22, 1999                           /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                              Director, Chairman, President and Chief Executive Officer
                                      (principal executive officer)


June 22, 1999                           /s/ KIMBERLY A. PINSON
                              ------------------------------------------------
                                            Kimberly A. Pinson,
                                  Vice President, Treasurer, Controller
                                          and Assistant Secretary
                                       (principal financial officer
                                     and principal accounting officer)


                           Directors:   Richard C. Decker, Josiah O. Low, III
                                                and David M. Sherer


June 22, 1999              By:          /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                                           Individually and as
                                            Attorney-in-Fact*

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

                                     CENTEX DEVELOPMENT COMPANY, L.P.
                              ------------------------------------------------
                                             Registrant

                           By:   3333 Development Corporation, General Partner


June 22, 1999              By:       /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                         Richard C. Decker,
                              Director, Chairman, President and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.


June 22, 1999                           /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                              Director, Chairman, President and Chief Executive
                                                  Officer
                                      (principal executive officer)


June 22, 1999                           /s/ KIMBERLY A. PINSON
                              ------------------------------------------------
                                            Kimberly A. Pinson,
                                  Vice President, Treasurer, Controller
                                          and Assistant Secretary
                                       (principal financial officer
                                     and principal accounting officer)


                           Directors:   Richard C. Decker, Josiah O. Low, III
                                                and David M. Sherer


June 22, 1999              By:          /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                                           Individually and as
                                            Attorney-in-Fact*
------------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                              INDEX TO EXHIBITS

                              CENTEX CORPORATION
                               AND SUBSIDIARIES


EXHIBIT                                                                  FILED HEREWITH OR
NUMBER                          EXHIBIT                              INCORPORATED BY REFERENCE
-------                         -------                              -------------------------
3.1              Restated Articles of Incorporation of          Exhibit 4.1 to Joint Registration  Statement
                 Centex.                                        of  Centex  Corporation   ("Centex"),   3333
                                                                Holding  Corporation  ("Holding") and Centex
                                                                Development      Company,      L.P.     (the
                                                                "Partnership")  on Form S-8  filed  with the
                                                                Securities  and  Exchange   Commission  (the
                                                                "Commission")  on June 1,  1999  (the  "1999
                                                                Form S-8")

3.2              Amended and Restated By-laws of Centex.        Filed herewith.

4.1              Specimen Centex common stock certificate       Exhibit 4.3 to Joint Registration  Statement
                 (with tandem trading legend and Rights         of Centex,  Holding and the Partnership,  on
                 Agreement legend).                             Form S-8 filed with the  Commission  on June
                                                                2, 1997 (the "1997 Form S-8")

4.2              Nominee Agreement, dated November 30, 1987,    Exhibit 4.2 to Centex 1993 Form 10-K
                 by and between Centex, Holding and the
                 Partnership, and Chemical Bank, as successor
                 nominee.

4.3              Agreement for Purchase of Warrants, dated as   Exhibit 4.3 to Centex 1993 Form 10-K
                 of November 30, 1987, by and between Holding
                 and Centex.

4.4              Rights Agreement, dated as of October 2,       Exhibit   1   to   Form   8-A   Registration
                 1996, between Centex and ChaseMellon           Statement of Centex dated October 2, 1996
                 Shareholder Services, LLC, as rights agent.

4.5              Instruments with respect to long-term debt,    Not Applicable
                 which do not exceed 10% of the total assets
                 of Centex and its subsidiaries, have not
                 been filed.  Centex agrees to furnish a copy
                 of such instruments to the Commission upon
                 request.

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED



EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                              EXHIBIT                              INCORPORATED BY REFERENCE
------                              -------                              -------------------------
4.6              Amendment No. 1 to Second Amended and          Filed herewith.
                 Restated Agreement of Limited Partnership of
                 the Partnership

10.1             Centex Corporation Stock Option Plan, as       Exhibit 10.1 to Centex 1993 Form 10-K
                 amended.*

10.2             Centex Corporation 1987 Stock Option Plan,     Exhibit 4.7 to the 1997 Form S-8
                 as amended.*

10.3             Centex Corporation 1998 Stock Option Plan.     Exhibit 4.7 to the 1998 Form S-8

10.4             Credit Agreement, dated as of May 1, 1987,     Exhibit 10.2 to Amendment No. 3, dated
                 by and between Holding and Centex and          November 24, 1987, to Registration
                 related (i) Promissory Note, dated May 1,      Statement of Holding on Form 10
                 1987, executed by Holding and                  (File No. 1-9624), dated July 12, 1987
                 payable to the order of Centex in the
                 principal amount of $7,700,000 and (ii)
                 Pledge and Security Agreement, dated as
                 of May 1, 1987, executed by Holding in favor
                 of Centex.

10.5             Executive Employment Agreement, dated as of    Exhibit 10.6 to Centex 1993 Form 10-K
                 September 17, 1990, between Centex and
                 Laurence E. Hirsch.*

10.6             Executive Employment Agreement, dated as of    Exhibit 10.7 to Centex 1993 Form 10-K
                 January 18, 1991, between Centex and David
                 W. Quinn.*

10.7             Termination of Employment and Consulting       Exhibit 10.7 to Centex 1998 Form 10-K
                 Agreement, dated as of December 4, 1997,
                 between Centex and William J Gillilan III.*

10.8             Centex Corporation $2,000,000 Subordinated     Exhibit 10.8 to Centex 1995 Form 10-K
                 Convertible Note issued to Laurence E.
                 Hirsch on March 1, 1995.*

                               INDEX TO EXHIBITS

                               CENTEX CORPORATION
                          AND SUBSIDIARIES--CONTINUED


EXHIBIT                                                                FILED HEREWITH OR
NUMBER                           EXHIBIT                          INCORPORATED BY REFERENCE
-------                          -------                        ---------------------------
10.9             Supplemental Executive Retirement Plan of      Exhibit 10.9 to Centex 1995 Form 10-K
                 Centex Corporation.*

21.1             List of Subsidiaries of Centex.                Filed herewith.


23               Consent of Independent Public Accountants.     Filed herewith.


24.1             Powers of Attorney.                            Filed herewith.


27.1             Financial Data Schedule.                       Filed herewith.

------------
*      Management contract or compensatory plan or arrangement

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                                 AND SUBSIDIARY

EXHIBIT                                                                 FILED HEREWITH OR
NUMBER                         EXHIBIT                              INCORPORATED BY REFERENCE
-------                        -------                              -------------------------
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

4.1              Specimen Holding common stock                  Exhibit 4.1 to Amendment No. 1
                 certificate.

4.2              Specimen Centex common stock certificate       Exhibit 4.3 to 1997 Form S-8
                 (with tandem trading legend and Rights
                 Agreement legend).

4.3              Nominee Agreement, dated as of November 30,    Exhibit 4.3 to Holding Form 10-K
                 1987, by and between Centex, Holding and the
                 Partnership, and Chemical Bank, as successor
                 nominee.

4.4              Agreement for Purchase of Warrants, dated as   Exhibit 4.4 to Holding Form 10-K
                 of November 30, 1987, by and between Holding
                 and Centex.

10.1             Services Agreement, dated as of May 5, 1987,   Exhibit  10.1  to  Amendment  No.  3,  dated
                 by and between Holding and Centex Service      November 24, 1987  ("Amendment  No. 3"),  to
                 Company.                                       the Holding Registration Statement

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

                               INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                           AND SUBSIDIARY--CONTINUED


EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                    EXHIBIT                                        INCORPORATED BY REFERENCE
------                    -------                                        -------------------------
10.3             Credit Agreement, dated as of May 1, 1987,     Exhibit  10.3  to the  Holding  Registration
                 by and between 3333 Development Corporation    Statement
                 ("Development") and Centex Real Estate
                 Corporation ("Real Estate") and related
                 Promissory Note, dated May 1, 1987, executed
                 by Centex International, Inc. (as assignee),
                 payable to the order of Development in the
                 principal amount of $7,700,000.

10.4             Management Agreement by and between Holding    Exhibit 10.4 o the Holding 1998 10-K
                 and the Partnership dated as of April 1,
                 1994.

10.5             Amendment No.1 to Management Agreement by      Exhibit 10.5 to the Holding 1998 10-K
                 and between the Partnership and Holding
                 dated as of October 1, 1996.

21.2             Subsidiaries of Holding.                       Filed herewith.

23               Consent of Independent Public Accountants.     Exhibit 23 of Centex Exhibits filed herewith

24.2             Powers of Attorney.                            Filed herewith.

27.2             Financial Data Schedule.                       Filed herewith.

-----------

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                                AND SUBSIDIARIES


EXHIBIT                                                                  FILED HEREWITH OR
NUMBER                          EXHIBIT                              INCORPORATED BY REFERENCE
-------                         -------                              -------------------------
2.1              Option Agreement, dated as of November 3,      Exhibit 2.1 to Centex 1994 Form 10-K
                 1988, by and between the Partnership and
                 Estrella Properties, Ltd.

2.2              Additional Interest Agreement, dated March     Exhibit 2.2 to Centex 1994 Form 10-K
                 30, 1989, by and between the Partnership and
                 Westinghouse Credit Corporation.

2.3              Construction Loan Agreement, dated March 30,   Exhibit 2.3 to Centex 1994 Form 10-K
                 1989, by and among Westinghouse Credit
                 Corporation and the Partnership.

2.4              Forster Ranch Development Agreement, dated     Exhibit 2.4 to Centex 1994 Form 10-K
                 March 31, 1989, by and between the City of
                 San Clemente, California and the Partnership.

3.1              Articles of Incorporation, as amended, of      Exhibit  3.2a  to  Amendment  No.  1,  dated
                 Development as currently in effect.            October   14,    1987   (the    "Partnership
                                                                Amendment  No.  1"),  to  the   Registration
                                                                Statement  of the  Partnership  on  Form  10
                                                                (File No. 1-9625), dated July 12, 1987
                                                                (the "Partnership Registration Statement")

3.2              By-laws of Development, as amended.            Exhibit  3.2 to  Annual  Report on Form 10-K
                                                                of the  Partnership  (File No.  1-9625)  for
                                                                fiscal   year  ended  March  31,  1993  (the
                                                                "Partnership Form 10-K")

4.1              Certificates of Limited Partnership of the     Exhibit 4.1 to the Partnership  Registration
                 Partnership.                                   Statement

4.2              Second Amended and Restated Agreement of       Exhibit 4.4 to 1998 Form S-8
                 Limited Partnership of the Partnership.

4.3              Specimen certificate for Class A limited       Exhibit 4.3 to the Partnership Registration
                 partnership units.                             Statement

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                          AND SUBSIDIARIES --CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                              EXHIBIT                              INCORPORATED BY REFERENCE
-------                             -------                              -------------------------
4.4              Specimen certificate for Class B limited       Exhibit 4.4 to the Partnership Registration
                 partnership units.                             Statement

4.5              Specimen certificate for Class C limited       Exhibit 4.7 to 1998 Form S-8
                 partnership units.

4.6              Warrant Agreement, dated as of November 30,    Exhibit 4.5 to the Partnership Form 10-K
                 1987, by and between the Partnership and
                 Centex.

4.7              Specimen warrant certificate.                  Exhibit 4.6 to the Partnership Amendment
                                                                No. 3

4.8              Specimen Centex common stock certificate
                 (with tandem trading legend and Rights         Exhibit 4.3 to 1997 Form S-8
                 Agreement legend).

4.9              Nominee Agreement, dated as of November 30,    Exhibit 4.8 to the Partnership Form 10-K
                 1987, by and between Centex, Holding and the
                 Partnership, and Chemical Bank, as successor
                 nominee.

4.10             Agreement for Purchase of Warrants, dated as   Exhibit 4.9 to the Partnership Form 10-K
                 of November 30, 1987, by and between the
                 Partnership and Centex.

4.11             Form of Operating Partnership Agreement.       Exhibit 4.9 to the Partnership  Registration
                                                                Statement

10.1             Management Agreement, dated as of April 1,     Exhibit 10.4 to the Holding 1998 10-K
                 1994, by and between the Partnership and
                 Holding.

10.2             Amendment No. 1 to Management Agreement,       Exhibit 10.5 to the Holding 1998 10-K
                 dated as of October 1, 1996, by and between
                 the Partnership and Holding.

10.3             Documents of Conveyance of Property from       Exhibit  10.2 to the  Partnership  Amendment
                 Centex Land Corporation to the Partnership.    No. 1

10.4             Documents of Conveyance of Property from       Exhibit 10.3 to the Partnership
                 Centex Homes Corporation to the Partnership.   Registration Statement

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                          AND SUBSIDIARIES --CONTINUED


EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                              EXHIBIT                              INCORPORATED BY REFERENCE
-------                             -------                              -------------------------
10.5             Documents of Conveyance of Property from Fox   Exhibit 10.4 to the Partnership
                 & Jacobs, Inc. to the Partnership.             Registration Statement

10.6             Documents of Conveyance of Property from       Exhibit 10.5 to the Partnership
                 Great Lakes Development Co., Inc. to the       Registration Statement
                 Partnership.

10.7             Agreement, dated as of April 1, 1987, by and   Exhibit 10.6 to the Partnership
                 among the Partnership, Real Estate, Centex     Registration Statement
                 Homes Corporation and Centex Land Company.

10.8             Agreement, dated as of April 1, 1987, by and   Exhibit 10.7 to the Partnership
                 between the Partnership and Centex Homes of    Registration Statement
                 New Jersey, Inc.

10.9             Waiver Agreement, dated as of July 28, 1995,   Exhibit  10.9 to Annual Report on Form 10-K
                 by and between the Partnership, Real Estate    of the Partnership  (File No.  1-9625) for
                 and Development.                               the fiscal year ended  March 31, 1996 (the
                                                                "1996 Partnership 10-K")


10.10            Waiver Agreement, dated as of September 13,    Exhibit 10.10 to the 1996 Partnership 10-K
                 1995, but effective as of July 1, 1995, by
                 and between the Partnership, Real Estate and
                 Development.

10.11            Waiver Agreement, dated as of September 27,    Exhibit 10.11 to the 1996 Partnership 10-K
                 1995, but effective as of July 1, 1995, by
                 and between the Partnership, Real Estate and
                 Development.

10.12            Waiver Agreement, dated as of December 31,     Exhibit 10.12 to the 1996 Partnership 10-K
                 1995, by and between the Partnership, Real
                 Estate and Development.

10.13            Waiver Agreement, dated as of March 29,        Exhibit 10.13 to the 1996 Partnership 10-K
                 1996, by and between the Partnership, Real
                 Estate and Development.

                               INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                          AND SUBSIDIARIES--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                              EXHIBIT                              INCORPORATED BY REFERENCE
-------                             -------                              -------------------------
10.14            Waiver Agreement, dated as of January 8,       Exhibit 10.14 to the 1996 Partnership 10-K
                 1996, but effective as of January 1, 1996,
                 by and between the Partnership, Real Estate
                 and Development.

10.15            Waiver Agreement, dated as of June 30, 1996,   Exhibit 10.15 to the 1997 Partnership 10-K
                 by and between the Partnership, Real Estate
                 and Development.

10.16            Waiver Agreement, dated as of September 30,    Exhibit 10.16 to the 1997 Partnership 10-K
                 1996, by and between the Partnership, Centex
                 Homes, 2728 Holding Corporation ("2728
                 Holding") and Development.

10.17            Waiver Agreement, dated as of March 31,        Exhibit 10.17 to the 1997 Partnership 10-K
                 1997, by and between the Partnership, Centex
                 Homes, 2728 Holding and Development.

23               Consent of Independent Public Accountants.     Exhibit 23 of Centex Exhibits filed herewith

24.3             Powers of Attorney.                            Filed herewith.

27.3             Financial Data Schedule.                       Filed herewith.

----------
                                      122