Form 10-K405/A
period 1999-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1999-08-11
CIK 18532, 818762, 818764

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.III and B.III of this Report:

(a) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation held on July 22, 1999.
================================================================================

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

YEAR 2000 COMPLIANCE

         The Company has a variety of operating systems, computer software applications, computer hardware equipment (collectively, "IT Systems") and other equipment with embedded electronic circuits, including applications that the Company uses in its administrative functions and in the operations of its various subsidiaries (collectively, the "Non-IT Systems" and together with the IT Systems, the "Systems"). Because resolution of Year 2000 issues is considered a priority of the Company, the Company created a Year 2000 Task Force to oversee the Company's Year 2000 compliance. The Task Force, consisting of members of the Company's management and accounting, financial planning, legal, and internal audit departments, has oversight of the information systems managers and other administrative personnel charged with implementing the Company's Year 2000 compliance program (collectively, the "Year 2000 Compliance Team").

         The Task Force has surveyed the Year 2000 Compliance Team regarding the Year 2000 compliance of the Systems. The surveys indicated that a small number of the Systems are not Year 2000 compliant. Affected Systems are primarily Non-IT Systems that are not critical to the material operations of the Company and its subsidiaries. The Company and its subsidiaries have replaced many of these Systems and are in the process of replacing others. Substantially all non-compliant Systems that are material will be replaced and the replacement Systems tested no later than the second quarter of fiscal 2000 (i.e. the quarter ending September 30, 1999). In substantially all of the cases, the replacement or upgrading of, or other changes to, the non-compliant Systems (i) has occurred or will occur for reasons unrelated to the non-compliance of the Systems and
(ii) has not been accelerated as a result of the non-compliance of such Systems. To date, the timetable for addressing non-compliance of Systems has been substantially the same for both IT Systems and Non-IT Systems. The Company anticipates that this will continue to be the case as it sees its Year 2000 program through to its completion.

         The Company does not believe (i) that the non-compliant Systems pose a material risk to the financial condition of the Company and its subsidiaries as a whole, or of the individual operations of subsidiaries that currently have non-compliant Systems or (ii) that the cost of replacing, upgrading or otherwise changing the non-compliant Systems is material to the Company and its subsidiaries as a whole, or to any of the individual subsidiaries. The Company and its subsidiaries have used, and believe that they will be able to continue to use, internally generated cash to fund the correction of Systems that are not compliant.

         In order to further confirm the Company's Year 2000 readiness, the Company has engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness program. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions are consistent with the Company's internal determinations of its Year 2000 readiness. The Company has begun to implement the consulting firm's recommendations for achieving Year 2000 compliance.

         The Task Force is currently developing its Year 2000 contingency plan. The Task Force has completed many of the preliminary components of the contingency plan and anticipates that the entire contingency plan will be completed no later than September 30, 1999.

         As a result of the Company's Year 2000 compliance program, the Company believes that it is highly unlikely that any interruption to its subsidiaries' operations resulting from a compliance failure will have a material adverse effect on the financial condition of the Company and its subsidiaries as a whole or the financial condition or operations of any operating subsidiary. Achieving Year 2000 compliance is dependent on many factors, however, and some of these factors are not completely within the Company's control. Although the Company's subsidiaries obtain information, materials and services from numerous sources and provide goods and services to numerous customers, the failure of these third-parties (including U.S. government agencies) to achieve Year 2000 readiness may adversely impact the Company's subsidiaries' operations. Although most of the Company's Year 2000 readiness program is substantially the same across the businesses of the Company's various subsidiaries, the Company believes that non-compliance of third parties in its financial services operations could have a greater effect on the Company than the non-compliance of third parties in its less technology-intensive subsidiary operations such as general contracting and home building.

         The Company believes the most likely Year 2000 worst-case scenario would be the failure of some significant vendors, subcontractors or other third parties to achieve compliance, resulting in a slowdown of the Company's subsidiaries' operations. The Company is not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance of third parties affecting the Company's subsidiaries' operations, the Company's subsidiaries continue to survey their largest customers, subcontractors, and vendors by sending questionnaires or requests for disclosure of Year 2000 readiness. The number of surveys sent as well as the form of survey varies by the Company subsidiary making the request for confirmation of compliance. The responses received to date range from detailed analyses of readiness with descriptions of contingency plans to general statements of readiness. With respect to unanswered surveys throughout the Company's subsidiaries, the management of the respective subsidiaries will continue to follow-up throughout the remainder of the year either through a second request or direct conversations with those parties whose operations are material to the Company or its subsidiaries in order to ascertain the Y2K readiness of such parties. The Task Force has engaged the services of a third party to survey owners and managers of facilities leased by the Company's subsidiaries. To date, the Company has received responses from approximately 30% of the total number of owners and managers surveyed, including responses from substantially all of the surveyed owners and managers that lease material facilities to the Company's subsidiaries. The completed surveys from the owners and managers of the material facilities indicate that such facilities are Y2K compliant.

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

       (b) Reports on Form 8-K:

             Current Report on Form 8-K of Centex Corporation dated February 22, 1999.

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

                                                            CENTEX CORPORATION
                                       -------------------------------------------------------------
                                                                Registrant

August 11, 1999                     By:                   /s/ LAURENCE E. HIRSCH
                                       -------------------------------------------------------------
                                              Laurence E. Hirsch, Chairman of the Board and
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

August 11, 1999                                          /s/ LAURENCE E. HIRSCH
                                       -------------------------------------------------------------
                                              Laurence E. Hirsch, Chairman of the Board and
                                                         Chief Executive Officer
                                                      (principal executive officer)


August 11, 1999                                             /s/ DAVID W. QUINN
                                       -------------------------------------------------------------
                                              David W. Quinn, Vice Chairman of the Board and
                                                         Chief Financial Officer
                                                      (principal financial officer)


August 11, 1999                                           /s/ BARRY G. WILSON
                                       -------------------------------------------------------------
                                                       Barry G. Wilson, Controller
                                                      (principal accounting officer)

                                    Directors: Barbara T. Alexander, Dan W. Cook III, Juan L. Elek,
                                           Laurence E. Hirsch, Clint W. Murchison, III,
                                            Charles H. Pistor, David W. Quinn, Paul R.
                                                       Seegers, Paul T. Stoffel


August 11, 1999                    By:                   /s/ LAURENCE E. HIRSCH
                                       -------------------------------------------------------------
                                                           Laurence E. Hirsch,
                                                           Individually and as
                                                            Attorney-in-Fact*

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

YEAR 2000 COMPLIANCE

     The Companies have a variety of operating systems, computer software applications, computer hardware equipment (collectively, "IT Systems"), and other equipment with embedded electronic circuits (collectively, the "Non-IT Systems" and together with the IT Systems, the "Systems"). Pursuant to the services agreement Holding has with Centex Service Company, Year 2000 compliance issues are being addressed by a Year 2000 Task Force Team comprised of key personnel in the management information systems, legal, internal audit, and accounting areas of Centex as well as by management of the Companies. Since fiscal 1997, the Companies have been engaged in an ongoing process of identifying, evaluating, and implementing changes to their Systems in order to ensure Year 2000 compliance. As a result of this process, a small number of Systems were identified as being unable to interpret dates after December 31, 1999. The affected Systems were primarily IT Systems that are not critical to the material operations of the Companies. In all of the cases, the replacement or upgrading of the non-compliant Systems has already occurred as part of their normal ongoing updating. The Companies anticipate that all non-compliant Systems will be replaced and the replacement Systems tested no later than September 30, 1999. To date, the timetable for addressing non-compliance of Systems has been substantially the same for both IT Systems and Non-IT Systems. The Companies anticipate that this will continue to be the case as they see their Year 2000 program through to its completion.

     The Companies do not believe (i) that the non-compliant Systems pose a material risk to the financial condition of the Companies as a whole, or of the individual operations of subsidiaries or operating divisions that currently have non-compliant Systems or (ii) that the cost of replacing, upgrading or otherwise changing the non-compliant Systems is material to the Companies as a whole, or to the individual subsidiaries or operating divisions. The Companies have used, and believe that they will be able to continue to use, internally generated cash to fund the correction of Systems that are not compliant.

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

     The Year 2000 Task Force Team is currently developing its Year 2000 contingency plan. The Task Force Team has completed many of the preliminary components of the contingency plan and anticipates that the entire contingency plan will be completed no later than September 30, 1999.

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

     The Companies believe the most likely Year 2000 worst-case scenario would be the failure of some significant vendors, subcontractors or other third parties to achieve compliance, resulting in a slowdown of the Companies' operations. The Companies are not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance by third parties, the Companies will continue to survey their largest customers, contractors, and vendors by sending requests for disclosure of Year 2000 readiness. The Companies have surveyed many of their largest customers, contractors and vendors during the last year and anticipate completing such survey by September 30, 1999. The number of surveys sent as well as the form of survey used varies by the subsidiary or operating division of the Companies making the request for confirmation of compliance. The responses received to date range from detailed analyses of readiness with descriptions of contingency plans to general statements of readiness. With respect to unanswered surveys, the management of the respective subsidiaries and divisions will continue to follow-up throughout the remainder of the year either through a second request or direct conversations with those parties whose operations are material to the Companies or their respective subsidiaries or divisions in order to ascertain the Y2K readiness of such parties.

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

                                 3333 HOLDING CORPORATION
                              ------------------------------------------------
                                       Registrant

August 11, 1999            By:       /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                         Richard C. Decker,
                              Director, Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


August 11, 1999                         /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                              Director, Chairman, President and Chief Executive Officer
                                      (principal executive officer)


August 11, 1999                         /s/ KIMBERLY A. PINSON
                              ------------------------------------------------
                                            Kimberly A. Pinson,
                                  Vice President, Treasurer, Controller
                                          and Assistant Secretary
                                       (principal financial officer
                                     and principal accounting officer)


                           Directors:   Richard C. Decker, Josiah O. Low, III
                                                and David M. Sherer


August 11, 1999            By:          /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                                           Individually and as
                                            Attorney-in-Fact*

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

                                     CENTEX DEVELOPMENT COMPANY, L.P.
                              ------------------------------------------------
                                             Registrant

                           By:   3333 Development Corporation, General Partner


August 11, 1999            By:       /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                         Richard C. Decker,
                              Director, Chairman, President and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.


August 11, 1999                         /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                              Director, Chairman, President and Chief Executive
                                                  Officer
                                      (principal executive officer)


August 11, 1999                         /s/ KIMBERLY A. PINSON
                              ------------------------------------------------
                                            Kimberly A. Pinson,
                                  Vice President, Treasurer, Controller
                                          and Assistant Secretary
                                       (principal financial officer
                                     and principal accounting officer)


                           Directors:   Richard C. Decker, Josiah O. Low, III
                                                and David M. Sherer


August 11, 1999            By:          /s/ RICHARD C. DECKER
                              ------------------------------------------------
                                            Richard C. Decker,
                                           Individually and as
                                            Attorney-in-Fact*
------------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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