Form 10-Q
period 1999-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1999-08-16
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                  JUNE 30, 1999

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

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on July 30, 1999:



Centex Corporation                          Common Stock                                           59,593,963 shares
3333 Holding Corporation                    Common Stock                                                1,000 shares
Centex Development Company, L.P.            Class A Units of Limited Partnership Interest              32,260 units
Centex Development Company, L.P.            Class C Units of Limited Partnership Interest              29,139 units

                       CENTEX CORPORATION AND SUBSIDIARIES
                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                           FORM 10-Q TABLE OF CONTENTS


                                  JUNE 30, 1999


                       CENTEX CORPORATION AND SUBSIDIARIES

                                                                               PAGE
                                                                               ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. Condensed Consolidated Financial Statements                     1

                 Condensed Consolidated Statement of Earnings
                 for the Three Months Ended June 30, 1999                        2

                 Condensed Consolidated Balance Sheets                           3

                 Condensed Consolidated Statement of Cash Flows
                 for the Three Months Ended June 30, 1999                        5

                 Notes to Condensed Consolidated Financial Statements            6

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      14

         ITEM 3. Quantitative and Qualitative Disclosures about Market Risk     22

PART II. OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                                      23

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                                                                               PAGE
                                                                               ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Condensed Combining Financial Statements                      24

                  Condensed Combining Statements of Operations
                  for the Three Months Ended June 30, 1999                      25

                  Condensed Combining Balance Sheets                            26

                  Condensed Combining Statements of Cash Flows
                  for the Three Months Ended June 30, 1999                      27

                  Notes to Condensed Combining Financial Statements             28

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     33

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk    38


PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                              38

SIGNATURES                                                                      39

                       CENTEX CORPORATION AND SUBSIDIARIES

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

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                            -----------------------------------
                                            For the Three Months Ended June 30,
                                            -----------------------------------
                                                  1999              1998
                                            --------------      ---------------
REVENUES
   Home Building
      Conventional Homes                      $    754,611      $    561,194
      Manufactured Homes                            47,831            42,445
   Investment Real Estate                            3,807             4,894
   Financial Services                              116,887           100,133
   Construction Products                            97,180            79,846
   Contracting and  Construction Services          351,917           322,094
                                              ------------      ------------
                                                 1,372,233         1,110,606
                                              ------------      ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                           695,463           520,526
      Manufactured Homes                            46,636            39,685
   Investment Real Estate                           (2,352)           (2,509)
   Financial Services                               96,164            76,421
   Construction Products                            61,853            52,885
   Contracting and Construction Services           346,362           318,618
   Other, net                                        1,847             2,306
   Corporate General and Administrative              7,208             5,351
   Interest Expense                                 11,828             8,193
   Minority Interest                                14,114            12,408
                                              ------------      ------------
                                                 1,279,123         1,033,884
                                              ------------      ------------

EARNINGS BEFORE INCOME TAXES                        93,110            76,722
   Income Taxes                                     34,674            28,561
                                              ------------      ------------

NET EARNINGS                                  $     58,436      $     48,161
                                              ============      ============
EARNINGS PER SHARE
   Basic                                      $       0.98      $       0.81
                                              ============      ============
   Diluted                                    $       0.95      $       0.78
                                              ============      ============

AVERAGE SHARES OUTSTANDING
   Basic                                        59,446,165        59,530,844
   Common Share Equivalents
      Options                                    1,763,126         2,041,701
      Convertible Debenture                        400,000           400,000
                                              ------------      ------------
   Diluted                                      61,609,291        61,972,545
                                              ============      ============

CASH DIVIDENDS PER SHARE                      $       0.04      $       0.04
                                              ============      ============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                     ----------------------------
                                                         Centex Corporation
                                                          and Subsidiaries
                                                     ----------------------------
                                                       June 30,         March 31,
                                                        1999*            1999**
                                                     -----------      -----------
ASSETS
Cash and Cash Equivalents                            $   105,333      $   111,268
Receivables -
   Residential Mortgage Loans                          1,362,542        1,395,616
   Other                                                 455,077          459,778
Inventories                                            1,681,439        1,533,819
Investments -
   Centex Development Company, L.P.                       63,139           63,207
   Joint Ventures and Other                               49,434           48,594
   Unconsolidated Subsidiaries                              --               --
Property and Equipment, net                              322,361          313,655
Other Assets -
   Deferred Income Taxes                                  34,785           49,107
   Goodwill, net                                         232,613          222,162
   Mortgage Securitization Residual Interest             100,290           80,152
   Deferred Charges and Other                             64,857           57,388
                                                     -----------      -----------
                                                     $ 4,471,870      $ 4,334,746
                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities             $   967,982      $ 1,018,650
Short-term Debt                                        1,708,039        1,626,600
Long-term Debt                                           335,743          284,299
Payables to Affiliates                                      --               --
Minority Stockholders' Interest                          143,088          140,721
Negative Goodwill                                         62,837           66,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                   --               --
   Common Stock $.25 Par Value; Authorized
      100,000,000 Shares; Issued and Outstanding
      59,490,725 and 59,388,350 respectively              14,873           14,847
   Capital in Excess of Par Value                         21,355           20,822
   Retained Earnings                                   1,218,024        1,161,970
   Accumulated Other Comprehensive Income                    (71)            --
                                                     -----------      -----------
Total Stockholders' Equity                             1,254,181        1,197,639
                                                     -----------      -----------
                                                     $ 4,471,870      $ 4,334,746
                                                     ===========      ===========

See notes to condensed consolidated financial statements.

*  Unaudited
** Condensed from audited financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

 ------------------------------------------------------------------------------
          Centex Corporation                        Financial Services
 --------------------------------------     -----------------------------------
     June 30,              March 31,           June 30,            March 31,
       1999*                1999**              1999*                1999**
 ------------------     ---------------     ---------------     ---------------

   $        80,612      $        72,279     $        24,721     $        38,989

              --                   --             1,362,542           1,395,616
           417,572              404,043              37,505              55,735
         1,681,439            1,533,819                --                  --

            63,139               63,207                --                  --
            49,434               48,594                --                  --
           244,237              221,744                --                  --
           293,811              285,891              28,550              27,764

            24,958               40,541               9,827               8,566
           217,122              206,595              15,491              15,567
              --                   --               100,290              80,152
            46,589               40,962              18,268              16,426
   ---------------      ---------------     ---------------     ---------------
   $     3,118,913      $     2,917,675     $     1,597,194     $     1,638,815
   ===============      ===============     ===============     ===============



  $      891,403       $      926,377      $       76,579      $       92,273
         433,955              303,656           1,274,084           1,322,944
         335,743              284,299                --                  --
            --                   --               122,338             102,652
         140,794              138,867               2,294               1,854
          62,837               66,837                --                  --


            --                   --                  --                  --


          14,873               14,847                   1                   1
          21,355               20,822              75,944              75,944
       1,218,024            1,161,970              45,954              43,147
             (71)                --                  --                  --
 ---------------      ---------------     ---------------     ---------------
       1,254,181            1,197,639             121,899             119,092
 ---------------      ---------------     ---------------     ---------------
  $    3,118,913       $    2,917,675      $    1,597,194      $    1,638,815
  ==============       ==============      ==============      ==============

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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                          -----------------------------------
                                                          For the Three Months Ended June 30,
                                                          -----------------------------------
                                                               1999                1998
                                                          --------------      -------------
CASH FLOWS - OPERATING ACTIVITIES
 Net Earnings                                              $      58,436      $      48,161
 Adjustments -
  Depreciation and Amortization                                   10,416              9,096
  Deferred Income Taxes                                            1,308             17,970
  Equity in (Earnings) Loss of Centex Development
   Company, L.P. and Joint Ventures                                 (142)               555
  Minority Interest, net of taxes                                  9,091              8,118
 Decrease (Increase) in Receivables                                4,701            (43,045)
 Decrease (Increase) in Residential Mortgage Loans                33,074           (138,430)
 Increase in Inventories                                        (149,772)          (152,973)
 (Decrease) Increase in Payables and Accruals                    (50,668)            55,038
 Increase in Other Assets                                        (29,713)           (99,486)
 Other, net                                                       (6,724)            (9,385)
                                                           -------------      -------------
                                                                (119,993)          (304,381)
                                                           -------------      -------------
CASH FLOWS - INVESTING ACTIVITIES
 Decrease (Increase) in Advances to Centex Development
   Company, L.P. and Joint Ventures                                1,522            (32,809)
 Increase in Property and Equipment, net                         (18,453)              (300)
                                                           -------------      -------------
                                                                 (16,931)           (33,109)
                                                           -------------      -------------
CASH FLOWS - FINANCING ACTIVITIES
 (Decrease) Increase in Debt -
  Secured by Residential Mortgage Loans                          (48,860)           181,276
  Other                                                          181,743            164,339
 Retirement of Common Stock                                       (3,279)            (3,544)
 Proceeds from Stock Option Exercises                              3,838              1,052
 Dividends Paid                                                   (2,382)            (2,381)
                                                           -------------      -------------
                                                                 131,060            340,742
                                                           -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (71)              --
                                                           -------------      -------------

NET (DECREASE) INCREASE IN CASH                                   (5,935)             3,252

CASH AT BEGINNING OF PERIOD                                      111,268             98,316
                                                           -------------      -------------

CASH AT END OF PERIOD                                      $     105,333      $     101,568
                                                           =============      =============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (Dollars in thousands)
                                   (unaudited)



(A) A summary of comprehensive income for the three months ended June 30, 1999 is presented below:


Net Earnings                                          $ 58,436
Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustments          (71)
                                                      --------
Comprehensive Income                                  $ 58,365
                                                      ========

    Other Comprehensive Income is the result of Centex's investment in Centex Development Company, L.P. and subsidiaries. For additional information on Centex Development Company, L.P. and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

(B) A summary of changes in stockholders' equity is presented below:


                                                                                                   Accumulated
                                                                Capital in                            Other
                              Preferred         Common         Excess of Par       Retained       Comprehensive
                                Stock           Stock             Value            Earnings           Income             Total
                            ------------     ------------      -------------     ------------     -------------      ------------
Balance, March 31, 1999     $       --       $     14,847      $     20,822      $  1,161,970      $       --        $  1,197,639
   Net Earnings                     --               --                --              58,436              --              58,436
   Exercise of Stock
    Options                         --                 50             3,788              --                --               3,838
   Retirement of 95,000
    Shares                          --                (24)           (3,255)             --                --              (3,279)
   Cash Dividends                   --               --                --              (2,382)             --              (2,382)
   Foreign Currency
    Translation
    Adjustments                     --               --                --                --                 (71)              (71)
                            ------------     ------------      ------------      ------------      ------------      ------------

BALANCE, JUNE 30, 1999      $       --       $     14,873      $     21,355      $  1,218,024      $        (71)     $  1,254,181
                            ============     ============      ============      ============      ============      ============


(C) In March 1987, certain of Centex's subsidiaries contributed to Centex Development Company, L.P., (the "Partnership") a newly formed master limited partnership, properties with a historical cost basis (which approximated market value) of approximately $76 million. The Partnership was formed to enable stockholders to participate in long-term real estate development projects the dynamics of which are inconsistent with Centex's traditional financial objectives.

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

    The three-person Board of Directors of Holding is elected by the stockholders of Centex. Two of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Accordingly, the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent board of Holding manage how the Partnership conducts its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

    The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company's interest in the cash and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

    During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Limited Partnership Units ("Class C Units"). During fiscal 2000, 2,152 Class C Units were issued in exchange for assets with a fair market value of $2.2 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, defined as its capital contributions, adjusted for cash distributions representing return of the capital contributions. Unrecovered Capital as of June 30,1999 was approximately $62 million and preference payments in arrears as of that date were $10.5 million. No preference payments were made during the quarter.

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

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS

                                                  -------------------------
                                                   JUNE 30,       March 31,
                                                    1999           1999*
                                                  ----------     ----------
ASSETS
   Cash and Cash Equivalents                      $  108,765     $  111,632
   Receivables                                     1,832,069      1,860,090
   Inventories                                     2,034,790      1,639,664
   Investments in Joint Ventures and Other            50,076         49,266
   Property and Equipment, net                       326,334        313,886
   Other Assets                                      468,675        410,321
                                                  ----------     ----------
                                                  $4,820,709     $4,384,859
                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities       $1,013,096     $1,026,867
   Short-term Debt                                 2,011,764      1,668,496
   Long-term Debt                                    335,743        284,299
   Minority Stockholders' Interest                   143,088        140,721
   Negative Goodwill                                  62,837         66,837
   Stockholders' Equity                            1,254,181      1,197,639
                                                  ----------     ----------
                                                  $4,820,709     $4,384,859
                                                  ==========     ==========

* Condensed from audited financial statements


SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS

                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
Revenues                              $   1,447,764      $   1,115,033
Costs and Expenses                        1,354,393          1,038,464
                                      -------------      -------------
Earnings Before Income Taxes                 93,371             76,569
Income Taxes                                 34,935             28,561
                                      -------------      -------------
NET EARNINGS                                 58,436             48,008
Other Comprehensive Income (Loss)               (71)              --
                                      -------------      -------------
COMPREHENSIVE INCOME                  $      58,365      $      48,008
                                      =============      =============

(D) In order to ensure the future availability of land for homebuilding, the Company has made deposits totaling approximately $53 million as of June 30, 1999 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $1.4 billion. These options and commitments expire at various dates to the year 2005. The Company has also committed to purchase land and developed lots totaling approximately $4 million. In addition, the Company has executed lot purchase contracts with the Partnership which aggregate approximately $4 million.

(E) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to non-financial services is included in interest expense.


                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
Total Interest Incurred                 $  28,483          $  27,778
Less - Financial Services                 (16,655)           (19,585)
                                        ---------          ---------
Interest Expense                        $  11,828          $   8,193
                                        =========          =========

(F) In April 1994, Centex Construction Products, Inc. ("Construction Products") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP." Centex's ownership interest in CXP was 61.5% as of June 30, 1999 compared to 56.4% as of June 30, 1998.

(G) In fiscal 1996, the Company acquired certain equity interests in Vista Properties, Inc. At the time of the acquisition, Vista owned a real estate portfolio of properties located in seven states in which the Company has major operations. Vista's real property portfolio generally consisted of land zoned, planned or developed for single- and multi-family residential, office, retail, industrial, and other commercial uses. During fiscal 1997, Centex's Home Building subsidiary completed a business combination transaction and reorganization with Vista whereby Centex's Home Building assets and operations were contributed to Vista and Vista changed its name to Centex Real Estate Corporation. As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain deferred tax benefits. Accordingly, as these properties are developed or sold the net sales proceeds are reflected as operating margin. Negative Goodwill recorded as a result of the business combination is being amortized to earnings over approximately seven years which represents the estimated period over which the land will be developed and/or sold. All investment property operations are being reported through the "Investment Real Estate" business segment.

(H) The Company operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products and Contracting and Construction Services. These segments operate primarily in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.

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

                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
                                           (Dollars in millions)
Revenues                                $  754.6           $  561.2
Cost of Sales                             (581.3)            (440.3)
Selling, General &
 Administrative Expenses                  (114.2)             (80.2)
                                        --------           --------
Operating Earnings                      $   59.1           $   40.7
                                        ========           ========

MANUFACTURED HOMES

    Manufactured Homes operations involve the manufacture of quality residential and park model homes and the sale of these homes through a network of Cavco owned and independent dealers. The Company entered the Manufactured Homes industry in late March 1997, when a subsidiary acquired approximately 80% of Cavco Industries.

    The following table sets forth financial information relating to the Manufactured Homes operations.


                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
                                        (Dollars in millions)
Revenues                                 $  47.8            $  42.4
Cost of Sales                              (38.7)             (33.4)
Selling, General &
 Administrative Expenses                    (7.9)              (6.3)
                                         -------            -------
Operating Earnings                           1.2                2.7
Minority Interest                           (0.2)              (0.5)
                                         -------            -------
Net Operating Earnings to Centex         $   1.0            $   2.2
                                         =======            =======

INVESTMENT REAL ESTATE

    Investment Real Estate operations involve the development of land relating primarily to multi-family, industrial, office, retail and mixed-use projects. The following table sets forth financial information relating to the Investment Real Estate operations.



                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
                                            (Dollars in millions)
Revenues                                $    3.8          $    4.9
Cost of Sales                               (0.2)             (0.1)
Selling, General &
 Administrative Expenses                    (1.4)             (1.4)
Negative Goodwill Amortization               4.0               4.0
                                        --------          --------
Operating Earnings                      $    6.2          $    7.4
                                        ========          ========

    Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $3.0 million for the first quarter of fiscal 2000 and $4.2 million for the first quarter of fiscal 1999. As of June 30, 1999, the Investment Real Estate Group had approximately $70.7 million of nominally valued assets.

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


                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
                                          (Dollars in millions)
Revenues*                                 $116.9            $100.1
Selling, General &
 Administrative Expenses                   (79.5)            (56.8)
Interest Expense                           (16.7)            (19.6)
                                          ------            ------
Operating Earnings                        $ 20.7            $ 23.7
                                          ======            ======

    * Financial Services revenues include interest income of $23.6 million and $24.0 million for the three months ended June 30, 1999 and 1998, respectively.

CONSTRUCTION PRODUCTS

    Construction Products operations involve the manufacture and sale of cement, gypsum wallboard and aggregates and readymix concrete. The following table sets forth financial information relating to the Construction Products operations:


                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
                                            (Dollars in millions)
Revenues*                             $     97.2          $     79.9
Cost of Sales and Expenses                 (61.0)              (52.8)
Selling, General &
 Administrative Expenses                    (0.8)               (0.1)
                                      ----------          ----------
Operating Earnings                          35.4                27.0
Minority Interest                          (13.9)              (11.9)
                                      ----------          ----------
Net Operating Earnings to Centex      $     21.5          $     15.1
                                      ==========          ==========

    * Construction Products revenues include interest income of $0.5 million and $0.8 million for the three months ended June 30, 1999 and 1998, respectively.

CONTRACTING AND CONSTRUCTION SERVICES

    Contracting and Construction Services operations involve the construction of buildings for both private and government interests, including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

    The following table sets forth financial information relating to the Contracting and Construction Services operation. As this segment generates significant levels of balance sheet related cash flow, intercompany interest income (credited at the prime rate in effect) is reflected in this segment. These amounts are eliminated in consolidation.

                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
                                          (Dollars in millions)
Revenues                                $ 351.9            $ 322.1
Construction Contract Costs              (333.6)            (309.3)
Selling, General &
 Administrative Expenses                  (12.8)              (9.3)
                                        -------            -------
Operating Income, as reported               5.5                3.5
Intercompany Interest Income*               2.2                1.4
                                        -------            -------
Total Economic Return                   $   7.7            $   4.9
                                        =======            =======

    *The "net assets" position of the Contracting and Construction Services segment provides significant cash flow because payables and accruals consistently exceed identifiable assets. Intercompany interest income is computed on the group's cash flow in excess of its equity.

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

    The following table summarizes financial information relating to the Corporate and Other, net segments:

                                      --------------------------------
                                         For the Three Months Ended
                                                  June 30,
                                      --------------------------------
                                           1999              1998
                                      -------------      -------------
                                           (Dollars in millions)
Operating Loss, Other, net              $  (1.8)            $  (2.3)
                                        =======             =======
Corporate General and
 Administrative Expenses                $  (7.2)            $  (5.4)
                                        =======             =======

(I) Options to purchase approximately two million shares of common stock at approximately $38.58 per share (expiring April 2008) were outstanding during the quarter ended and as of June 30, 1999 but were not included in the computation of diluted EPS because they were anti-dilutive.

(J) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addressed the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued which delays the implementation of this statement for the Company until April 2001.

    Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued in October 1998. This statement requires that an entity engaged in mortgage banking classify the resulting mortgage-backed security or other retained interest based on its ability and intent to sell or hold the investments. The Company implemented SFAS No. 134 as of June 30, 1999.

(K) Certain prior year balances have been reclassified to be consistent with the June 30, 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Centex's consolidated revenues for the quarter were $1.4 billion, a 24% increase over $1.1 billion for the same quarter last year. Earnings before income taxes were $93.1 million, 21% higher than $76.7 million last year. Net earnings for the first quarter of fiscal 2000 were $58.4 million, a 21% increase over net earnings of $48.2 million for the first quarter of fiscal 1999.

HOME BUILDING

CONVENTIONAL HOMES

    The following summarizes Conventional Homes's results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 (dollars in millions, except per unit data):


                                      ----------------------------------------------------------------
                                                         For the Three Months Ended June 30,
                                      ----------------------------------------------------------------
                                                   1999                              1998
                                      ---------------------------      -------------------------------
Conventional Homes Revenues           $    754.6            100.0%      $    561.2            100.0%
Cost of Sales                             (581.3)           (77.0%)         (440.3)           (78.5%)
Selling, General & Administrative         (114.2)           (15.2%)          (80.2)           (14.3%)
                                      ----------       ----------      -----------       ----------
Operating Earnings                    $     59.1              7.8%      $     40.7              7.2%
                                      ==========       ==========       ==========       ==========
Units Closed                               3,934                             2,982
    % Change                                31.9%                             16.2%
Unit Sales Price                      $  188,608                        $  184,363
    % Change                                 2.3%                              3.9%
Operating Earnings per Unit           $   15,035                        $   13,638
    % Change                                10.2%                             27.4%

    Home sales (orders) were 4,774 for the quarter this year compared to 3,589 units for the same quarter a year ago. The backlog of homes sold but not closed at June 30, 1999 was 7,612 units, 26% higher than 6,058 units at June 30, 1998.

    Operating earnings for June 30, 1999 were 0.6% higher as a percentage of revenue and approximately $1,400 higher on a per unit basis in comparison to June 30, 1998. This was as a result of the division's continued focus on improving gross margins, which increased by 15% or $3,500. This was offset by an increase in selling, general and administrative expenses of 0.9% or $2,100. Relatively low interest rates, an expanding economy and a reduction in direct costs as a percentage of revenue are some of the major factors that impacted the operating results of the conventional homes operations. Margin improvement initiatives include, among others, engineering the homes to reduce material and labor cost components, designing the product around consumer preferences, and the adoption of special purchasing and land development programs. The increase in sales price of approximately $4,200 is primarily a result of increased pricing in the California market. The remainder of the increase in average sales price is due to recent acquisitions which have higher average sales prices. These acquisitions also had a positive impact on the number of units sold.

MANUFACTURED HOMES

    The following summarizes Manufactured Homes's results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 (dollars in millions):



                                               ------------------------------------------------------
                                                          For the Three Months Ended June 30,
                                               ------------------------------------------------------
                                                          1999                          1998
                                               ---------------------------   ------------------------
Manufactured Homes Revenues (Construction)     $   34.8          100.0%      $   33.4          100.0%
Cost of Sales                                     (28.2)         (81.0%)        (26.4)         (79.0%)
Selling, General & Administrative Expenses         (3.7)         (10.7%)         (3.5)         (10.5%)
                                               --------       --------       --------       --------
                                                    2.9            8.3%           3.5           10.5%
                                               --------       --------       --------       --------
Retail Sales Revenues                              13.0          100.0%           9.0          100.0%
Cost of Sales                                     (10.5)         (80.8%)         (7.0)         (77.8%)
Selling, General & Administrative Expenses         (3.4)         (26.2%)         (1.9)         (21.1%)
                                               --------       --------       --------       --------
                                                   (0.9)          (7.0%)          0.1            1.1%
                                               --------       --------       --------       --------
Construction and Retail Earnings                    2.0                           3.6
Goodwill Amortization                              (0.8)                         (0.9)
Minority Interest                                  (0.2)                         (0.5)
                                               --------                      --------
Group Operating Earnings                       $    1.0                      $    2.2
                                               ========                      ========

Units Sold                                        1,784                         1,611

    Cavco operates five manufactured home plants: three in the Phoenix, Arizona area, one near Albuquerque, New Mexico, and a recently opened plant in central Texas. Cavco also operates 22 retail locations for the sale of manufactured homes, including seven recently opened locations in Texas.

    Operating earnings for Manufactured Homes were $1.0 million for the quarter ended June 30, 1999 compared to $2.2 million for the quarter ended June 30, 1998. The decrease in operating earnings was primarily due to start-up costs associated with a new manufacturing facility and the new retail store openings in Texas. In addition, manufacturing margins were negatively impacted in the current quarter by higher material and labor costs.

INVESTMENT REAL ESTATE

    The following summarizes Investment Real Estate's results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 (dollars in millions):

                                ----------------------------
                                 For the Three Months Ended
                                          June 30,
                                ----------------------------
                                   1999              1998
                                -------              -------
Revenues                        $   3.8              $   4.9
                                =======              =======
Operating Earnings              $   6.2              $   7.4
                                =======              =======

    For the quarter ended June 30, 1999, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $6.2 million, 17% lower than $7.4 million for the same quarter a year ago. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $3.0 million in the first quarter of fiscal 2000 and $4.2 million in the first quarter of fiscal 1999. As of June 30, 1999, the Investment Real Estate Group has approximately $70.7 million of nominally valued assets which are expected to be sold over the next four years.

    Negative goodwill amortization was $4 million in the first quarter of both fiscal 2000 and 1999.

FINANCIAL SERVICES

    The following summarizes Financial Services's results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 (dollars in millions):


                                                       --------------------------------
                                                          For the Three Months Ended
                                                                   June 30,
                                                       --------------------------------
                                                            1999              1998
                                                       -------------      -------------
Revenues                                                 $ 116.9            $ 100.1
                                                         =======            =======
Operating Earnings                                       $  20.7            $  23.7
                                                         =======            =======
Origination Volume                                       $ 2,773            $ 2,597
                                                         =======            =======


Number of Loans Originated
      CTX Mortgage Company ("CTX Mortgage")
        Centex-built Homes ("Builder")                     2,469              2,081
        Non-Centex-built Homes ("Retail")                 15,849             16,242
                                                         -------            -------
                                                          18,318             18,323
      Centex Home Equity Corporation ("Home Equity")       4,839              3,516
      Centex Finance Company                                 168                143
                                                         -------            -------
                                                          23,325             21,982
                                                         =======            =======


    Financial Services's operating earnings for the quarter ended June 30, 1999 were $20.7 million, 13% lower than June 30, 1998 operating earnings of $23.7 million. The following paragraphs provide a detailed analysis of this change.

    Operating earnings from CTX Mortgage totaled $17.1 million for the first quarter of this year, 19% less than earnings for the same quarter a year ago. CTX Mortgage originations for the first quarter of fiscal 2000 were 18,318, which was a slight decrease from the 18,323 originations for the first quarter of fiscal 1999. The per loan margin for the three months ended June 30, 1999 was $936, 19% lower that the $1,159 per loan for the same quarter last year, due to a more competitive pricing environment and the delay in balancing operating costs with current production levels. CTX Mortgage's total mortgage applications for the first quarter of fiscal 2000 decreased slightly to 18,994 from 19,191 applications for the first quarter of fiscal 1999 and are expected to continue to decline on a year-over-year basis as a result of the recent increases in mortgage interest rates. Substantially all of the mortgage loans generated by CTX Mortgage are sold forward upon closing and subsequently delivered to third party purchasers within approximately 60 days thereafter.

    Home Equity reported $4.6 million of operating earnings for the quarter ended June 30, 1999, 55% higher than earnings for the same quarter last year. Originations for the first quarter of fiscal 2000 were 4,839, which is a 38% increase over the originations for the first quarter of fiscal 1999. Loan volume for the quarter was $320 million, a 39% improvement over the same quarter a year ago. Per loan profit reached $942, 13% higher than last year's first quarter profit per loan of $834 primarily as a result of increased originations. Home Equity's sub-prime applications totaled 28,663 for this quarter, which is an increase of 119% over the 13,088 applications for the first quarter of fiscal 1999. During the first quarter of fiscal 2000, Home Equity completed a securitization for $285 million, compared to a $200 million securitization in the prior year. Home Equity is the long-term servicer of these loans. Service fee income related to this long-term servicing was $2.6 million in the first quarter of fiscal 2000 and $0.4 million in the same quarter last year.

    Centex Finance Company, the manufactured homes finance unit, had an operating loss of approximately $977,000, compared to a loss of $453,000 for the same quarter last year, due to expansion costs. During the first quarter of fiscal 2000, Centex Finance Company originated 168 loans, a 17% increase over the 143 loans for the same quarter last year.

    Revenues include the gain on sale of mortgage loan receivables that increased to $66.3 million in the first quarter of fiscal 2000 from $57.1 million in the same quarter last year. This increase is attributable to the expansion of Financial Services's product lines and the increased origination volume. The gain on sale of mortgage loans includes the gain recorded upon the completion of securitizations, gain on sale of servicing, and whole loan sales.

    In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans (referred to herein as "positive carry"). Interest income decreased slightly in the first quarter of fiscal 2000 to $23.6 million. Interest expense for the first quarter of fiscal 2000 was $16.7 million, a 16% decrease from the same quarter last year. As a result, positive carry increased to $6.9 million in the first quarter of fiscal 2000, a 57% increase over the first quarter of fiscal 1999.

    Financial Services's other sources of income include, among other things, loan origination fees, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

    Construction Products's revenues were $97.2 million for the quarter this year, 22% higher than last year. For the current quarter, Construction Products's pretax earnings net to the Company's ownership were $21.5 million, a 43% increase over $15.0 for the same quarter last year.

    Construction Products's record operating earnings resulted from improved results in each of its businesses. Pricing and sales volume improved for every product, particularly pricing for Gypsum Wallboard, which rose 28% over pricing for the same quarter last year.

CONTRACTING AND CONSTRUCTION SERVICES

    The following summarizes Contracting and Construction Services's results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 (dollars in millions):

                                     --------------------------------
                                        For the Three Months Ended
                                                 June 30,
                                     --------------------------------
                                          1999              1998
                                     -------------      -------------
Revenues                               $   351.9          $   322.1
                                       =========          =========
Operating Earnings                     $     5.5          $     3.5
                                       =========          =========
New Contracts Received                 $     567          $     391
                                       =========          =========
Backlog of Uncompleted Contracts       $   1,152          $   1,228
                                       =========          =========


    Contracting and Construction Services's revenues for the quarter ended June 30, 1999 were $351.9 million, a 9% increase over revenues for the same quarter last year. Operating earnings for the group improved 60% to $5.5 million for the first quarter of fiscal 1999. This increase is primarily the result of a continuing shift in recent years to higher-margin private negotiated projects rather than the lower margin public bid work that has historically been its specialty.

    The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of $116 million for the first quarter of fiscal 2000 and $65 million for the first quarter in fiscal 1999.

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

    The Task Force has surveyed the Year 2000 Compliance Team regarding the Year 2000 compliance of the Systems. The surveys indicated that a small number of the Systems are not Year 2000 compliant. Affected Systems are primarily Non-IT Systems that are not critical to the material operations of the Company and its subsidiaries. The Company and its subsidiaries have replaced many of these Systems and are in the process of replacing others. Substantially all non-compliant Systems that are material will be replaced and the replacement Systems tested no later than the second quarter of fiscal 2000 (i.e., the quarter ending September

30, 1999). In substantially all of the cases, the replacement or upgrading of, or other changes to, the non-compliant Systems (i) has occurred or will occur for reasons unrelated to the non-compliance of the Systems and (ii) has not been accelerated as a result of the non-compliance of such Systems. To date, the timetable for addressing non-compliance of Systems has been substantially the same for both IT Systems and Non-IT Systems. The Company anticipates that this will continue to be the case as it sees its Year 2000 program through to its completion.

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

    In order to further confirm the Company's Year 2000 readiness, the Company engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness program. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions are consistent with the Company's internal determinations of its Year 2000 readiness. The Company is implementing the consulting firm's recommendations for achieving Year 2000 compliance.

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

FINANCIAL CONDITION AND LIQUIDITY

    At June 30, 1999, the Company had cash and cash equivalents of $105.3 million. The net cash provided or used by the operating, investing, and financing activities for the three months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):


                                                  --------------------------
                                                  For the Three Months Ended
                                                            June 30,
                                                  --------------------------
                                                       1999          1998
                                                  -------------   ----------
NET CASH (USED IN) PROVIDED BY:
       Operating activities                        $(119,993)     $(304,381)
       Investing activities                          (16,931)       (33,109)
       Financing activities                          131,060        340,742
       Effect of exchange rate changes on cash           (71)          --
                                                   ---------      ---------
Net (decrease) increase in cash                    $  (5,935)     $   3,252
                                                   =========      =========

    For the first quarter of fiscal 2000, cash was used in the operations to finance the increase in housing inventories. The increase in housing inventories relates to the increased level of sales and resultant units under construction during the year and the acquisition of expansion land. Cash was also used to fund additions to property and equipment (primarily in the Construction Products segment for new production capacity). The funds provided by financing activities included new debt used to fund the increased home building activity.

    Short-term debt as of June 30, 1999 was $1.7 billion, which included $1.3 billion of debt applicable to the Financial Services operation. The majority of the Financial Services debt is collateralized by residential mortgage loans, and thus requires only limited support by Centex Corporation. Most of the Company's corporate borrowings are accomplished at prevailing market interest rates through short-term borrowings from uncommitted bank facilities and the Company's commercial paper programs. The Company maintains $660 million of committed credit facilities which serve as a back-up for bank and commercial paper borrowings. Under the terms of the agreement on one of these facilities, $170 million may be borrowed directly by CTX Mortgage.

    The Financial Services segment provides most of its own short-term financing needs through separate facilities which provide for limited support from Centex Corporation. CTX Mortgage Company has its own $1.2 billion of secured committed mortgage warehouse facilities which includes a $300 million asset-backed commercial paper program. In addition, it has another $665 million of uncommitted credit facilities. All of these facilities are used to finance mortgages that are held during the period they are being securitized and readied for delivery against forward sale commitments. Centex Home Equity Corporation has its own $260 million of committed and $160 million of uncommitted secured mortgage warehouse facilities to finance sub-prime mortgages held until securitization.

    The long-term debt outstanding as of June 30, 1999 was as follows (in thousands):

Subordinated Debentures, 7.375%, due in 2005                       $  99,711
Subordinated Debentures, 8.75%, due in 2007                           99,484
Other Indebtedness, 5.82% to 9.6%, due through 2027                  136,548
                                                                   ---------
                                                                   $ 335,743
                                                                   =========

    Maturities of long-term debt during the next five years (in thousands) are:
2000, $1,212; 2001, $113,086; 2002, $1,221; 2003, $15,309; and 2004, $205.

    The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

    In July 1999, Centex Homes, the home building subsidiary of Centex Corporation, completed the acquisition of substantially all of the suburban Chicago, Illinois home building operating assets of Chicago-based Sundance Homes, Inc. for approximately $50 million in cash. The acquisition includes land and lots sufficient for about 1,100 homes and work-in-progress comprising about 200 homes.

    Centex Homes also signed a letter of intent to acquire the operating assets of Real Homes, Inc., located in Las Vegas, Nevada, in July 1999. The acquisition price of approximately $20 million will be paid in cash at the time of closing, currently scheduled to occur before September 30, 1999. Real Homes builds approximately 500 homes annually for first-time buyers in the Las Vegas market.

--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

    The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Company's businesses; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations, and debt. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of its mortgage loan portfolio. Other than the forward commitments listed above, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

    There have been no material changes in the Company's market risk from March 31, 1999. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended March 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (1)   Exhibits

              Exhibit 27.1 - Financial Data Schedule

        (2)   Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

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



                                               CENTEX CORPORATION
                                   ----------------------------------------
                                                   Registrant



August 16, 1999                                /s/ David W. Quinn
                                   ----------------------------------------
                                                 David W. Quinn
                                         Vice Chairman of the Board and
                                             Chief Financial Officer
                                         (principal financial officer)


August 16, 1999                               /s/ Barry G. Wilson
                                   ----------------------------------------
                                                Barry G. Wilson
                                                   Controller
                                           (chief accounting officer)

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                    CONDENSED COMBINING FINANCIAL STATEMENTS


ITEM 1.

    The condensed combining financial statements include the accounts of 3333 Holding Corporation and subsidiary ("Holding") and Centex Development Company, L.P. and subsidiaries (the "Partnership") (collectively the "Companies"), and have been prepared by the Companies, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies' latest Annual Report on Form 10-K. In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit/share data)
                                   (unaudited)


                                          ----------------------------------------------------------------------------------------
                                                                    For the Three Months Ended June 30,
                                          ----------------------------------------------------------------------------------------
                                                         1999                                            1998
                                          -----------------------------------------      -----------------------------------------
                                                        Centex                                         Centex
                                                      Development                                    Development
                                                     Company, L.P.   3333 Holding                   Company, L.P.   3333 Holding
                                                          and        Corporation                         and        Corporation
                                          Combined   Subsidiaries    and Subsidiary      Combined   Subsidiaries    and Subsidiary
                                          --------   -------------   --------------      --------   -------------   --------------
REVENUES                                  $ 78,669     $ 78,669        $    150          $  6,308      $  6,076      $    476

COSTS AND EXPENSES                          78,388       77,815             723             6,654         6,269           629
                                          --------     --------        --------          --------      --------      --------

EARNINGS (LOSS) BEFORE INCOME TAXES            281          854            (573)             (346)         (193)         (153)

INCOME TAXES                                   261          261            --                --            --            --
                                          --------     --------        --------          --------      --------      --------

NET EARNINGS (LOSS)                       $     20     $    593        $   (573)         $   (346)     $   (193)     $   (153)
                                          ========     ========        ========          ========      ========      ========

NET EARNINGS (LOSS) ALLOCABLE TO
   LIMITED PARTNERS                                    $    593                                        $   (193)
                                                       ========                                        ========

EARNINGS (LOSS) PER UNIT/SHARE                         $  10.01        $   (573)                       $  (3.93)     $   (153)
                                                       ========        ========                        ========      ========

WEIGHTED-AVERAGE UNITS/SHARES
   OUTSTANDING                                           59,270           1,000                          49,119         1,000



See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                       CONDENSED COMBINING BALANCE SHEETS
                             (Dollars in thousands)

                                            --------------------------------------------------------------------------------------
                                                        JUNE 30, 1999*                             March 31, 1999**
                                            -----------------------------------------    -----------------------------------------
                                                          Centex                                       Centex
                                                        Development                                  Development
                                                       Company, L.P.   3333 Holding                 Company, L.P.   3333 Holding
                                                            and        Corporation                       and        Corporation
                                            Combined   Subsidiaries    and Subsidiary    Combined   Subsidiaries    and Subsidiary
                                            --------   -------------   --------------    --------   -------------   --------------
ASSETS
Cash                                       $   3,432   $   3,431        $       1       $     364     $     331     $      33
Accounts Receivable                           12,226      14,933               19           1,180         3,133            10
Notes Receivable                               3,547       3,547             --             3,554         3,554          --
Investment in Affiliate                         --          --              1,114            --            --           1,616
Investment in Real Estate Joint Venture          642         642              524             672           672          --
Commercial Properties, net                    32,579      32,579             --             1,899         1,899          --
Projects Under Development and
Held for Sale                                320,172     319,721              451         102,764       102,389           375
Property and Equipment, net                    3,973       3,843              130             231            89           142
Other Assets -
   Goodwill, net                              29,064      29,064             --              --            --            --
   Deferred Charges and Other                  7,066       6,695              371           1,512         1,166           346
                                           ---------   ---------        ---------       ---------     ---------     ---------
                                           $ 412,701   $ 414,455        $   2,610       $ 112,176     $ 113,233     $   2,522
                                           =========   =========        =========       =========     =========     =========

LIABILITIES, STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities   $  46,066   $  45,727        $   3,936       $   8,968     $   9,008     $   2,772
Notes Payable                                303,804     303,725               79          42,478        41,896           582
                                           ---------   ---------        ---------       ---------     ---------     ---------
   Total Liabilities                         349,870     349,452            4,015          51,446        50,904         3,354
                                           ---------   ---------        ---------       ---------     ---------     ---------

Stockholders' Equity and Partners' Capital    62,831      65,003           (1,405)         60,730        62,329          (832)
                                           ---------   ---------        ---------       ---------     ---------     ---------
                                           $ 412,701   $ 414,455        $   2,610       $ 112,176     $ 113,233     $   2,522
                                           =========   =========        =========       =========     =========     =========


*   Unaudited.

**  Condensed from audited financial statements.

See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                  CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                           ---------------------------------------------------------------------------------------
                                                                        For the Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------------
                                                            1999                                          1998
                                           ------------------------------------------  -------------------------------------------
                                                          Centex                                      Centex
                                                        Development                                 Development
                                                       Company, L.P.   3333 Holding                Company, L.P.    3333 Holding
                                                            and        Corporation                      and         Corporation
                                            Combined   Subsidiaries    and Subsidiary   Combined   Subsidiaries     and Subsidiary
                                           ---------   -------------   --------------  ----------  --------------   --------------
CASH FLOWS - OPERATING ACTIVITIES
Net Earnings (Loss)                        $      20     $     593      $    (573)     $    (346)     $    (193)     $    (153)
Adjustments:
   Depreciation and Amortization                 808           797             11             20             10             10
(Increase) Decrease in Receivables            (4,500)       (2,904)        (1,596)          (879)         5,759             36
Decrease (Increase) in Notes Receivables           7             7           --             (225)          (225)          --
Increase in Projects Held for Development
   and Sale and Commercial Properties         (3,397)       (3,321)           (76)       (14,182)       (13,000)          (159)
Decrease (Increase) in Other Assets              425           450            (25)          (608)          (512)           (96)
(Decrease) Increase in Payables
   and Accruals                               (3,923)       (6,652)         2,751          4,703          5,214         (6,987)
                                           ---------     ---------      ---------      ---------      ---------      ---------
                                             (10,560)      (11,030)           492        (11,517)        (2,947)        (7,349)
                                           ---------     ---------      ---------      ---------      ---------      ---------
CASH FLOWS - INVESTING ACTIVITIES
Decrease (Increase) in Advances to
   Joint Venture and Investment in
   Affiliate                                      30            30            (22)         2,874          1,812           (159)
Property and Equipment Additions, net             89            88              1            (49)           (25)           (24)
                                           ---------     ---------      ---------      ---------      ---------      ---------
                                                 119           118            (21)         2,825          1,787           (183)
                                           ---------     ---------      ---------      ---------      ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES
(Decrease) Increase in Notes Payable          13,568        14,071           (503)           610            779           (169)
Decrease in Notes Receivable                    --            --             --            7,700           --            7,700
Issuance of Class "C" Partnership Units         --            --             --            1,000          1,000           --
                                           ---------     ---------      ---------      ---------      ---------      ---------
                                              13,568        14,071           (503)         9,310          1,779          7,531
                                           ---------     ---------      ---------      ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                       (59)          (59)          --             --             --             --
                                           ---------     ---------      ---------      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                3,068         3,100            (32)           618            619             (1)
CASH AT BEGINNING OF PERIOD                      364           331             33            260            259              1
                                           ---------     ---------      ---------      ---------      ---------      ---------

CASH AT END OF PERIOD                      $   3,432     $   3,431      $       1      $     878      $     878      $    --
                                           =========     =========      =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURES:
Increase in Notes Payable
   Related to an Acquisition               $ 248,339     $ 248,339           --             --             --             --

Issuance of Class C Units in
   Exchange for Assets                     $   2,151     $   2,151           --        $  12,454      $  12,454           --


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


(A) In March 1987, Centex Development Company, L.P. (the "Partnership"), a master limited partnership, was formed to enable holders of Centex Corporation ("Centex") stock to participate in long-term real estate development projects whose dynamics are inconsistent with Centex's traditional financial objectives. Certain of Centex's subsidiaries contributed to the Partnership properties with a historical cost basis (which approximated market value) of approximately $76 million in exchange for 1,000 limited partnership units ("Class A Units").

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

    The three-person Board of Directors of Holding is elected by the stockholders of Centex. Two of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Accordingly, the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent board of Holding manage how the Partnership conducts its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

    See Note (C) to the condensed consolidated financial statements of Centex Corporation and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex Corporation and Subsidiaries, Holding and Subsidiary, and the Partnership and Subsidiaries.

(B) Holding has a service agreement with Centex Service Company, a wholly-owned subsidiary of Centex, whereby Centex Service Company provides certain tax, accounting and other similar services for Holding. This agreement was amended in fiscal 1999 to include development services and the monthly fee was increased from $2,500 per month to $30,000 per month.

    The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $3.1 million and $1.9 million for the three months ended June 30, 1999 and 1998, respectively. Gains associated with these sales totaled $108,000 and $66,000 for the three months ended June 30, 1999 and 1998, respectively.

(C) A summary of comprehensive income for the three months ended June 30, 1999 is presented below (dollars in thousands):

Net Earnings                                                               $  20
Accumulated Other Comprehensive Income (Loss):
      Foreign Currency Translation Adjustments                               (71)
                                                                           -----
Comprehensive Income (Loss)                                                $ (51)
                                                                           =====


(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):

                                                              For the Three Months Ended June 30, 1999
                                  -------------------------------------------------------------------------------------------------
                                                    Centex Development Company, L.P.               3333 Holding Corporation
                                                            and Subsidiaries                            and Subsidiary
                                                 ---------------------------------------    ---------------------------------------
                                                   Class B       General       Limited                     Capital In    Retained
                                                    Units       Partner's     Partner's       Stock        Excess of     Earnings
                                   Combined        Warrants      Capital       Capital       Warrants      Par Value     (Deficit)
                                  -----------    -----------   -----------   -----------    -----------   -----------   -----------
Balance at March 31, 1999         $    60,730    $       500   $       767   $    61,062    $         1   $       800   $    (1,633)
    Partnership Units Issued in
    Exchange for Assets                 2,152           --            --           2,152           --             --            --

    Net Earnings                           20           --            --             593           --             --           (573)
    Accumulated Other
    Comprehensive Income (Loss)
       Foreign Currency
       Translation Adjustments            (71)          --            --             (71)          --             --            --
                                  -----------    -----------   -----------   -----------    -----------   -----------   -----------
Balance at June 30, 1999          $    62,831    $       500   $       767   $    63,736    $         1   $       800   $    (2,206)
                                  ===========    ===========   ===========   ===========    ===========   ===========   ===========

    During fiscal year 1998, the partnership agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets. During the June 1999 quarter, 2,152 Class C Units were issued in exchange for assets with a fair market value of $2.2 million to Centex Homes, the Partnership's sole limited partner.

    The partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals. Unrecovered Capital for Class A and Class C limited partners aggregated approximately $62 million as of June 30, 1999 and as of that date preference payments in arrears totaled $10.5 million. No preference payments were made during the quarter.

(E) On April 15, 1999 Centex Development Company UK Limited ("CDCUK"), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder ("Fairclough"). The seller of the shares retained non-voting preference shares in Fairclough that will entitle it to receive substantially all of the net, after tax earnings of Fairclough until March 31, 2001. However, if during that time period the operating earnings of Fairclough exceed certain levels, then CDCUK will participate in the surplus.

    The purchase price at closing (approximately $213 million) was paid by the delivery of two-year non-interest bearing promissory notes. However, because the non-voting preference shares retained by the seller have the characteristics of debt, the preference payments are being reflected as interest expense in the financial statements. A major portion of the promissory notes is secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

    During the time period between April 15, 1999 and March 31, 2001 Fairclough will be operated by CDCUK subject to certain guidelines that were negotiated with the seller. After March 31, 2001, CDCUK will redeem, for a nominal value, the preference shares.

    The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The preliminary allocation of the purchase price is as follows (in thousands):

          Current Assets and Property and Equipment                 $   270,902
          Other Assets                                                    3,469
          Goodwill                                                       30,525
          Notes Issued and Liabilities Assumed                         (304,896)
                                                                    -----------
          Cash Paid                                                 $        --
                                                                    ===========

    The following unaudited pro forma results of operations for the three months ended June 30, 1998 give effect to the April 15, 1999 acquisition of Fairclough as if such transaction had occurred on April 1, 1998. The financial information for Fairclough included in the unaudited pro forma results of operations is derived from Fairclough's operating results for the three months ended June 30, 1998, in accordance with U.S. generally accepted accounting principles and translated to U.S. dollars. This information is based on the historical financial statements of the Companies and the historical financial statements of Fairclough. The pro forma adjustments are directly attributable to the transaction referenced above, and are expected to have a continuing impact on the business, results of operations, and financial position. The above preliminary allocation of the purchase price will be finalized upon completion of the acquisition date balance sheet audit.

                                                                           Pro Forma Results of Operations
                                                                 ---------------------------------------------------
                                                                                  Three Months Ended
                                                                 ---------------------------------------------------
                                                                                    June 30, 1998
                                                                 ---------------------------------------------------
                                                                                      Centex
                                                                                    Development
                                                                                   Company, L.P.       3333 Holding
                                                                                        and             Corporation
                                                                  Combined         Subsidiaries       and Subsidiary
                                                                 -----------       -------------      --------------
Revenues                                                         $    52,669        $   52,437         $       476
                                                                 ===========        ==========         ===========
Net Loss                                                         $      (321)       $     (168)        $      (153)
                                                                 ===========        ==========         ===========
Net Loss Allocable to Limited Partners                                              $     (168)
                                                                                    ==========
Loss Per Unit/Share                                                                 $    (3.43)        $      (153)
                                                                                    ==========         ===========

     The unaudited pro forma results of operations are not necessarily indicative of what actual results of operations of the Companies would have been for the period, nor do they represent the Companies' results of operations for future periods.

    The unaudited pro forma results of operations include the following adjustments:

         o Amortization of goodwill and other intangibles based upon the Partnership's allocation of the purchase price. Goodwill is being amortized over a 20-year period;

         o Elimination of the historical interest expense of Fairclough related to debt not assumed by the Partnership;

         o Additional interest expense representing the preference payments to the seller;

         o Amortization of deferred debt issuance costs which are being amortized over the term of the debt;

         o      Income tax adjustments related to the above pro forma items.

(F) As a result of the Company's acquisition of Fairclough Homes, the Company now operates in five principal business segments: Commercial Development, Multi-Family Development, Land Sales, and Domestic Home Building and International Home Building. All of the segments, with the exception of International Home Building, operate in the United States. International Home Building currently operates in the United Kingdom ("UK"). Any differences between UK generally accepted accounting principles ("GAAP") and US GAAP have been identified, and where necessary, adjustments made so that the financial information included for International Home Building is consistent with US GAAP.

    The following tables set forth financial information relating to the five business segments for the three months ended June 30, 1999 and June 30, 1998 (dollars in thousands):

                           --------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30, 1999
                           --------------------------------------------------------------------------------------------
                            Commercial     Multi-Family                            Home Building
                                                                           -----------------------------
                           Development     Development      Land Sales       Domestic      International      Total
                           ------------    ------------    ------------    ------------    -------------   ------------
Revenues                   $      1,086    $       --      $      4,653    $      3,403    $     69,527    $     78,669
Cost of Sales                      (288)           --            (4,247)         (2,933)        (61,096)        (68,564)
General & Administrative           (332)           (535)           (104)           (380)         (5,165)         (6,516)
Interest                           (291)            (12)           --              --            (3,005)         (3,308)
                           ------------    ------------    ------------    ------------    ------------    ------------
Operating Earnings (Loss)  $        175    $       (547)   $        302    $         90    $        261    $        281
                           ============    ============    ============    ============    ============    ============
Identifiable Assets        $     52,150    $     36,799    $     25,764    $     10,367    $    287,621    $    412,701

                           -------------------------------------------------------------------------------------
                                                     Three Months Ended June 30, 1998
                           -------------------------------------------------------------------------------------
                                                                                Home Building
                           Commercial     Multi-Family                  ---------------------------
                           Development    Development     Land Sales      Domestic    International    Total
                           -----------    -----------    -----------    -----------   -------------  -----------
Revenues                   $     1,628    $       116    $     2,488    $     2,076              *   $     6,308
Cost of Sales                   (1,577)          --           (2,184)        (1,805)             *        (5,566)
General & Administrative          (100)          (372)          (137)          (392)             *        (1,001)
Interest                            (6)           (19)           (62)          --                *           (87)
                           -----------    -----------    -----------    -----------                  -----------
Operating Earnings (Loss) $        (55)   $      (275)   $       105    $      (121)                 $      (346)
                           ===========    ===========    ===========    ===========                  ===========

                           -------------------------------------------------------------------------------------
                                                   Fiscal Year Ended March 31, 1999
                           -------------------------------------------------------------------------------------
                                                                               Home Building
                           Commercial     Multi-Family                  ---------------------------
                           Development    Development     Land Sales      Domestic    International    Total
                           -----------    -----------    -----------    -----------   -------------  -----------
Identifiable Assets         $44,820         $31,337        $25,099         $10,920         *          $112,176

* Business segment did not exist in prior fiscal year.

(G) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addressed the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued which delays the implementation of this statement for the Companies until April 2001.

(H) Certain prior year balances have been reclassified to be consistent with the June 30, 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    On a combined basis, the Companies reported revenues for the quarter ended June 30, 1999 of $78.7 million compared to $6.3 million for the quarter ended June 30, 1998. Net earnings for the current year period were $20,000 compared to a loss of $346,000 for the same period last year. The significant increase in revenues for the quarter ended June 30, 1999 primarily resulted from the Partnership's acquisition of Fairclough Homes, a United Kingdom home builder, on April 15, 1999.

Commercial Development

    The following summarizes Commercial Development's results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 (dollars and square feet in thousands):

                                                   ----------------------------
                                                    For the Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
Sales Revenues                                     $       442      $     1,570
Rental Income                                              644               58
Cost of Sales                                             (288)          (1,577)
General & Administrative                                  (332)            (100)
Interest                                                  (291)              (6)
                                                   -----------      -----------
Operating Earnings                                 $       175      $       (55)
                                                   ===========      ===========

Operating Square Feet                                      490               38
                                                   ===========      ===========

    During the June 1999 quarter, construction was completed on 377,000 square feet of office and industrial space, making the total amount of operating square feet 490,000 at June 30, 1999. Sales revenues for the quarter ended June 30, 1999 consisted of eight lots in a north Dallas suburb. Sales revenues in the prior year period consisted of industrial land sold to a joint venture for development, in which the Partnership owns 10%.

Multi-Family Development

    The following summarizes Multi-Family Development's ("Multi-Family") results for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 (dollars in thousands):

                                                     --------------------------
                                                     For the Three Months Ended
                                                             June 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Sales Revenue                                        $      --      $       116
General & Administrative                                    (535)          (372)
Interest                                                     (12)           (19)
                                                     -----------    -----------
Operating Loss                                       $      (547)   $      (275)
                                                     -----------    -----------

    During the quarter ended June 30, 1999, Multi-Family was in the process of constructing a 400-unit apartment complex located in Grand Prairie, Texas. Revenues for the three months ended June 30, 1998 relates to a 304-unit complex constructed in The Colony, Texas.

Land Sales

    The following summarizes Land Sales's results for the three months ended June 30, 1999 compared to the same period for the prior year (dollars in thousands):

                                                    ---------------------------
                                                     For the Three Months Ended
                                                            June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
Sales Revenue                                       $     4,653     $     2,488
Cost of Sales                                            (4,247)         (2,184)
General & Administrative                                   (104)           (137)
Interest                                                   --               (62)
                                                    -----------     -----------
Operating Earnings                                  $       302     $       105
                                                    ===========     ===========

    Sales for the quarter ended June 30, 1999 consisted of lot sales to Centex Homes in Naples, Florida totaling $3.1 million and 5 acres of commercial property in The Colony, Texas. Real Estate sales during the June 1998 quarter included $1.9 million in lot sales to Centex Homes and 4 acres of commercial property in The Colony.

Home Building

Domestic -

    The following summarizes Home Building's results for the three months ended June 30, 1999 compared to the same period for the prior year (dollars in thousands):

                                                    ---------------------------
                                                     For the Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
Revenues                                            $     3,403     $     2,076
Cost of Sales                                            (2,933)         (1,805)
General & Administrative                                   (380)           (392)
                                                    -----------     -----------
Operating Earnings (Loss)                           $        90     $      (121)
                                                    ===========     ===========

Units Closed                                                 11               7
                                                    ===========     ===========

Gross Margin Per Unit                               $        43     $        39
                                                    ===========     ===========

International -

    The following summarizes International Home Building's results for the three months ended June 30, 1999 (dollars in thousands):

                                                             ---------------------------
                                                             For the Three Months Ended
                                                                   June 30, 1999
                                                             ---------------------------
Revenues                                                            $    69,527
Costs and Expenses                                                      (61,096)
General & Administrative                                                 (5,165)
Interest, including preference payments of $2.7 million                  (3,005)
                                                                    -----------
Operating Earnings                                                  $       261
                                                                    ===========

    The Partnership acquired this segment during the quarter ended June 30, 1999. For the three months ended June 30, 1999, Fairclough closed on the sale of 409 single family homes. The preferred distribution to the seller totaled $2.7 million. Although preferred stock is ordinarily treated as an equity security, in this case the preferred stock has the essential characteristics of debt and, among other things, it has a nominal residual interest value which is mandatorily redeemable in two years. Therefore, the preferred stock has been treated as debt and the preferred distribution has been recorded as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended June 30, 1999, 2,152 Class C Preferred Partnership Units were issued in exchange for assets with a fair market value of $2.2 million. Also during the quarter ended June 30, 1999, the Companies closed on non-recourse project loans totaling $10.3 million. The project loans are collateralized by commercial properties and have ten-year maturities with fixed interest rates ranging from 7.3% to 7.4%.

    The recently initiated development operations are not anticipated to provide a significant source of earnings or liquidity for the Companies for the next 12 to 18 months. As a result, the revenues, earnings and liquidity of the Companies will continue to be largely dependent on the sale of single-family homes, land sales, and the sale and permanent financing of development projects. The Companies believe that the revenues, earnings, and liquidity from these sources will be sufficient to provide the necessary funding for current and future needs.

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

    The Companies engaged the services of a third-party consulting firm to evaluate their Year 2000 readiness. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions are consistent with the Companies' internal determinations of their Year 2000 readiness. The Companies have adopted the consulting firm's recommendations for achieving Year 2000 compliance.

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

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

    The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Companies' actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Companies' businesses; changes in property taxes; changes in federal income tax laws; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Companies' markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Companies' actual performance and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (1)   Exhibits

                Exhibit 27.2 - Financial Data Schedule
                Exhibit 27.3 - Financial Data Schedule

          (2)   Reports on Form 8-K

                Current Report on Form 8-K of Centex Development Company, L.P. dated April 29, 1999.

                Current Report on Form 8-K/A of Centex Development Company, L.P. dated June 29, 1999.


    All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         3333 HOLDING CORPORATION
                              -----------------------------------------------
                                                Registrant


August 16, 1999                           /s/ Richard C. Decker
                              -----------------------------------------------
                                            Richard C. Decker
                                    Director, Chairman, President and
                                         Chief Executive Officer
                                      (principal executive officer)


August 16, 1999                           /s/ Kimberly A. Pinson
                              -----------------------------------------------
                                            Kimberly A. Pinson
                                Vice President, Treasurer, Controller and
                                           Assistant Secretary
                                     (principal financial officer and
                                        chief accounting officer)

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


                                       CENTEX DEVELOPMENT COMPANY, L.P.
                              ------------------------------------------------
                                                  Registrant
                                      By: 3333 Development Corporation,
                                               General Partner



August 16, 1999                             /s/ Richard C. Decker
                              ------------------------------------------------
                                              Richard C. Decker
                                      Director, Chairman, President and
                                           Chief Executive Officer
                                        (principal executive officer)

August 16, 1999                             /s/ Kimberly A. Pinson
                              ------------------------------------------------
                                              Kimberly A. Pinson
                                  Vice President, Treasurer, Controller and
                                             Assistant Secretary
                                       (principal financial officer and
                                          chief accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        ------------
27.1       Financial Data Schedule - Centex Corporation
27.2       Financial Data Schedule - 3333 Holding Corporation
27.3       Financial Data Schedule - Centex Development Company, L.P.