Form 10-Q
period 1999-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 1999-11-12
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                               SEPTEMBER 30, 1999

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

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on October 29, 1999:

Centex Corporation                 Common Stock                                    59,267,462 shares
3333 Holding Corporation           Common Stock                                         1,000 shares
Centex Development Company, L.P.   Class A Units of Limited Partnership Interest       32,260 units
Centex Development Company, L.P.   Class C Units of Limited Partnership Interest       29,139 units

                       CENTEX CORPORATION AND SUBSIDIARIES
                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS

                               SEPTEMBER 30, 1999

                       CENTEX CORPORATION AND SUBSIDIARIES


                                                                                             PAGE
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Consolidated Financial Statements                             1

                        Condensed Consolidated Statement of Earnings
                        for the Three Months Ended September 30, 1999                           2

                        Condensed Consolidated Statement of Earnings
                        for the Six Months Ended September 30, 1999                             3

                        Condensed Consolidated Balance Sheets                                   4

                        Condensed Consolidated Statement of Cash Flows
                        for the Six Months Ended September 30, 1999                             6

                        Notes to Condensed Consolidated Financial Statements                    7

            ITEM 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                              16

            ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk             28

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                    29

            ITEM 6.     Exhibits and Reports on Form 8-K                                       29

SIGNATURES                                                                                     30

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                                                                                             PAGE
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Combining Financial Statements                               31

                        Condensed Combining Statement of Operations
                        for the Three Months Ended September 30, 1999                          32

                        Condensed Combining Statement of Operations
                        for the Six Months Ended September 30, 1999                            33

                        Condensed Combining Balance Sheets                                     34

                        Condensed Combining Statements of Cash Flows
                        for the Six Months Ended September 30, 1999                            35

                        Notes to Condensed Combining Financial Statements                      36

            ITEM 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                              42

            ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk             48

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                    49

            ITEM 5.     Other Information                                                      49

            ITEM 6.     Exhibits and Reports on Form 8-K                                       49

SIGNATURES                                                                                  51,52

                       CENTEX CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.

         The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries ("Centex" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. References herein to "Centex" or the "Company" include references to subsidiaries of Centex Corporation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                  -----------------------------
                                                   For the Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
REVENUES
   Home Building
      Conventional Homes                          $    843,745     $    648,988
      Manufactured Homes                                50,987           48,484
   Investment Real Estate                                7,642            4,019
   Financial Services                                  120,477          107,766
   Construction Products                               117,841           91,776
   Contracting and  Construction Services              288,751          342,049
                                                  ------------     ------------
                                                     1,429,443        1,243,082
                                                  ------------     ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                               773,545          596,782
      Manufactured Homes                                47,033           44,492
   Investment Real Estate                               (1,369)          (2,439)
   Financial Services                                  108,027           84,002
   Construction Products                                65,931           56,808
   Contracting and Construction Services               283,636          337,810
   Other, net                                            1,054            2,455
   Corporate General and Administrative                  8,130            6,760
   Interest Expense                                     15,533           10,042
   Minority Interest                                    20,592           16,004
                                                  ------------     ------------
                                                     1,322,112        1,152,716
                                                  ------------     ------------

EARNINGS BEFORE INCOME TAXES                           107,331           90,366
   Income Taxes                                         41,836           33,803
                                                  ------------     ------------

NET EARNINGS                                      $     65,495     $     56,563
                                                  ============     ============

EARNINGS PER SHARE
   Basic                                          $       1.10     $       0.95
                                                  ============     ============
   Diluted                                        $       1.07     $       0.91
                                                  ============     ============

AVERAGE SHARES OUTSTANDING
   Basic                                            59,435,195       59,549,247
   Common Share Equivalents
      Options                                        1,446,764        2,082,015
      Convertible Debenture                            400,000          400,000
                                                  ------------     ------------
   Diluted                                          61,281,959       62,031,262
                                                  ============     ============

CASH DIVIDENDS PER SHARE                          $       0.04     $       0.04
                                                  ============     ============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                  -----------------------------
                                                    For the Six Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
REVENUES
   Home Building
      Conventional Homes                          $  1,598,356     $  1,210,182
      Manufactured Homes                                98,818           90,929
   Investment Real Estate                               11,449            8,913
   Financial Services                                  237,364          207,899
   Construction Products                               215,021          171,622
   Contracting and  Construction Services              640,668          664,143
                                                  ------------     ------------
                                                     2,801,676        2,353,688
                                                  ------------     ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                             1,469,008        1,117,308
      Manufactured Homes                                93,669           84,177
   Investment Real Estate                               (3,721)          (4,948)
   Financial Services                                  204,191          160,423
   Construction Products                               127,784          109,693
   Contracting and Construction Services               629,998          656,428
   Other, net                                            2,901            4,761
   Corporate General and Administrative                 15,338           12,111
   Interest Expense                                     27,361           18,235
   Minority Interest                                    34,706           28,412
                                                  ------------     ------------
                                                     2,601,235        2,186,600
                                                  ------------     ------------

EARNINGS BEFORE INCOME TAXES                           200,441          167,088
   Income Taxes                                         76,510           62,364
                                                  ------------     ------------

NET EARNINGS                                      $    123,931     $    104,724
                                                  ============     ============

EARNINGS PER SHARE
   Basic                                          $       2.08     $       1.76
                                                  ============     ============
   Diluted                                        $       2.02     $       1.69
                                                  ============     ============

AVERAGE SHARES OUTSTANDING
   Basic                                            59,440,650       59,540,096
   Common Share Equivalents
      Options                                        1,604,945        2,061,858
      Convertible Debenture                            400,000          400,000
                                                  ------------     ------------
   Diluted                                          61,445,595     $ 62,001,954
                                                  ============     ============

CASH DIVIDENDS PER SHARE                          $       0.08     $       0.08
                                                  ============     ============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                   -----------------------------
                                                         Centex Corporation
                                                          and Subsidiaries
                                                   -----------------------------
                                                   September 30,       March 31,
                                                       1999*            1999**
                                                   -------------     -----------
ASSETS
Cash and Cash Equivalents                           $   123,440      $   111,268
Receivables -
   Residential Mortgage Loans                         1,145,355        1,395,616
   Other                                                437,479          459,778
Inventories                                           1,939,706        1,533,819
Investments -
   Centex Development Company, L.P.                      64,538           63,207
   Joint Ventures and Other                              71,256           48,594
   Unconsolidated Subsidiaries                               --               --
Property and Equipment, net                             324,992          313,655
Other Assets -
   Deferred Income Taxes                                 28,558           49,107
   Goodwill, net                                        245,489          222,162
   Mortgage Securitization Residual Interest            127,101           80,152
   Deferred Charges and Other                            97,527           57,388
                                                    -----------      -----------
                                                    $ 4,605,441      $ 4,334,746
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities            $ 1,015,227      $ 1,018,650
Short-term Debt                                       1,509,343        1,626,600
Long-term Debt                                          564,581          284,299
Payables to Affiliates                                       --               --
Minority Stockholders' Interest                         147,922          140,721
Negative Goodwill                                        58,837           66,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                    --               --
   Common Stock $.25 Par Value; Authorized
      100,000,000 Shares; Issued and Outstanding
      59,321,455 and 59,388,350 respectively             14,830           14,847
   Capital in Excess of Par Value                        13,587           20,822
   Retained Earnings                                  1,281,146        1,161,970
   Accumulated Other Comprehensive Loss                     (32)              --
                                                    -----------      -----------
Total Stockholders' Equity                            1,309,531        1,197,639
                                                    -----------      -----------
                                                    $ 4,605,441      $ 4,334,746
                                                    ===========      ===========

See notes to condensed consolidated financial statements.

* Unaudited

** Condensed from audited financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


----------------------------    ----------------------------
     Centex Corporation              Financial Services
-----------------------------   ----------------------------
September 30,      March 31,    September 30,     March 31,
    1999*           1999**          1999*           1999**
-------------     -----------   -------------    -----------

 $   102,381      $    72,279    $    21,059     $    38,989

          --               --      1,145,355       1,395,616
     402,981          404,043         34,498          55,735
   1,939,706        1,533,819             --              --

      64,538           63,207             --              --
      71,256           48,594             --              --
     220,677          221,744             --              --
     294,487          285,891         30,505          27,764

      20,392           40,541          8,166           8,566
     230,727          206,595         14,762          15,567
          --               --        127,101          80,152
      53,566           40,962         43,961          16,426
 -----------      -----------    -----------     -----------
 $ 3,400,711      $ 2,917,675    $ 1,425,407     $ 1,638,815
 ===========      ===========    ===========     ===========


 $   952,241      $   926,377    $    62,986     $    92,273
     369,990          303,656      1,139,353       1,322,944
     564,581          284,299             --              --
          --               --         91,236         102,652
     145,531          138,867          2,391           1,854
      58,837           66,837             --              --


          --               --             --              --


      14,830           14,847              1               1
      13,587           20,822         75,967          75,944
   1,281,146        1,161,970         53,473          43,147
         (32)              --             --              --
 -----------      -----------    -----------     -----------
   1,309,531        1,197,639        129,441         119,092
 -----------      -----------    -----------     -----------
 $ 3,400,711      $ 2,917,675    $ 1,425,407     $ 1,638,815
 ===========      ===========    ===========     ===========

In the supplemental data presented above, "Centex Corporation" represents the combining of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                        ------------------------
                                                        For the Six Months Ended
                                                              September 30,
                                                        ------------------------
                                                            1999         1998
                                                        ----------    ----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                          $ 123,931    $ 104,724
   Adjustments -
      Depreciation and Amortization                         21,985       19,778
      Deferred Income Taxes                                  5,552       35,508
      Equity in (Earnings) Loss of Centex Development
        Company, L.P. and Joint Ventures                      (212)         342
      Minority Interest, net of taxes                       22,408       18,671
   Decrease (Increase) in Receivables                       23,370      (89,927)
   Decrease (Increase) in Residential Mortgage Loans       250,261      (98,344)
   Increase in Inventories                                (327,986)    (251,523)
   (Decrease) Increase in Payables and Accruals            (13,596)     109,990
   Increase in Other Assets                                (86,564)    (103,341)
   Other, net                                              (15,207)     (21,219)
                                                         ---------    ---------
                                                             3,942     (275,341)
                                                         ---------    ---------
CASH FLOWS - INVESTING ACTIVITIES
   Increase in Advances to Centex Development
        Company, L.P. and Joint Ventures                   (21,629)     (36,211)
   Acquisition of Home Building Operations                 (74,119)          --
   Other Acquisitions                                       (9,349)          --
   Increase in Property and Equipment, net                 (30,503)     (18,665)
                                                         ---------    ---------
                                                          (135,600)     (54,876)
                                                         ---------    ---------
CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Debt -
      Secured by Residential Mortgage Loans               (183,591)     175,878
      Other                                                339,460      163,481
   Retirement of Common Stock                              (14,410)       6,143
   Proceeds from Stock Option Exercises                      7,158      (14,684)
   Dividends Paid                                           (4,755)      (4,766)
                                                         ---------    ---------
                                                           143,862      326,052
                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (32)          --
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                             12,172       (4,165)

CASH AT BEGINNING OF PERIOD                                111,268       98,316
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $ 123,440    $  94,151
                                                         =========    =========

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                             (Dollars in thousands)
                                   (unaudited)


(A) A summary of comprehensive income for the three and six months ended September 30, 1999 is presented below:

                                                   --------------------------   ------------------------
                                                   For the Three Months Ended   For the Six Months Ended
                                                       September 30, 1999          September 30, 1999
                                                   --------------------------   ------------------------
Net Earnings                                               $  65,495                  $ 123,931
Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustments                 39                        (32)
                                                           ---------                  ---------
Comprehensive Income                                       $  65,534                  $ 123,899
                                                           =========                  =========

         Other Comprehensive Income is the result of Centex's investment in Centex Development Company, L.P. and subsidiaries. For additional information on Centex Development Company, L.P. and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

(B)      A summary of changes in stockholders' equity is presented below:

                                                                                                   Accumulated
                                                                   Capital in                         Other
                                    Preferred       Common        Excess of Par       Retained    Comprehensive
                                      Stock          Stock            Value           Earnings        Loss            Total
                                   -----------    -----------     -------------     -----------   -------------    -----------
Balance, March 31, 1999            $        --    $    14,847      $    20,822      $ 1,161,970    $        --     $ 1,197,639

     Net Earnings                           --             --               --          123,931             --         123,931
     Exercise of Stock Options              --             96            7,062               --             --           7,158
     Retirement of 450,600
      Shares                                --           (113)         (14,297)              --             --         (14,410)

     Cash Dividends                         --             --               --           (4,755)            --          (4,755)
     Foreign Currency
       Translation
       Adjustments                          --             --               --               --            (32)            (32)
                                   -----------    -----------      -----------      -----------    -----------     -----------

BALANCE, SEPTEMBER 30, 1999        $        --    $    14,830      $    13,587      $ 1,281,146    $       (32)    $ 1,309,531
                                   ===========    ===========      ===========      ===========    ===========     ===========

(C) In March 1987, certain of Centex's subsidiaries contributed to Centex Development Company, L.P. (the "Partnership"), a newly formed master limited partnership, properties with a historical cost basis (which approximated market value) of approximately $76 million. The Partnership was formed to enable stockholders to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex's traditional financial objectives.

         The Partnership is a limited partnership which is controlled by its general partner, 3333 Development Corporation ("Development"), which in turn is a wholly-owned subsidiary of 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding (the "Securities") was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex. The Securities, held by a nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The Securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

         The four-person Board of Directors of Holding is elected by the stockholders of Centex. The majority of the Board members are independent outside directors who are also not directors of Centex. Accordingly, the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent board of Holding manage the Partnership's conduct of its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         The Company accounts for its investment in the Partnership on the equity method of accounting because the Company's interest in the cash and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

         During fiscal 1998, the agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Limited Partnership Units ("Class C Units"). During fiscal 2000, 2,152 Class C Units were issued in exchange for assets with a fair market value of $2.2 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, as the sole Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash distributions representing return of the capital contributions. Unrecovered Capital as of September 30, 1999 was approximately $62 million and the unpaid preferred return as of that date was $11.9 million. No preferred return payments were made during the three months or six months ended September 30, 1999.

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

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS OF CENTEX CORPORATION AND SUBSIDIARIES, 3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                                                    -------------     ----------
                                                    SEPTEMBER 30,      March 31,
                                                        1999             1999*
                                                    -------------     ----------
ASSETS
  Cash and Cash Equivalents                          $  141,215       $  111,632
  Receivables                                         1,596,200        1,860,090
  Inventories                                         2,293,685        1,639,664
  Investments in Joint Ventures and Other                72,531           49,266
  Property and Equipment, net                           329,135          313,886
  Other Assets                                          539,993          410,321
                                                     ----------       ----------
                                                     $4,972,759       $4,384,859
                                                     ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued Liabilities           $1,077,208       $1,026,867
  Short-term Debt                                     1,814,680        1,668,496
  Long-term Debt                                        564,581          284,299
  Minority Stockholders' Interest                       147,922          140,721
  Negative Goodwill                                      58,837           66,837
  Stockholders' Equity                                1,309,531        1,197,639
                                                     ----------       ----------
                                                     $4,972,759       $4,384,859
                                                     ==========       ==========

* Condensed from audited financial statements.

SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS

                                                --------------------------------
                                                   For the Six Months Ended
                                                         September 30,
                                                --------------------------------
                                                   1999                 1998
                                                -----------          -----------
Revenues                                        $ 2,970,072          $ 2,364,371
Costs and Expenses                                2,769,059            2,197,689
                                                -----------          -----------
Earnings Before Income Taxes                        201,013              166,682
Income Taxes                                         77,082               62,364
                                                -----------          -----------
NET EARNINGS                                        123,931              104,318
Other Comprehensive Loss                                (32)                  --
                                                -----------          -----------
COMPREHENSIVE INCOME                            $   123,899          $   104,318
                                                ===========          ===========

(D) In order to ensure the future availability of land for the Company's homebuilding operations, the Company has made deposits totaling approximately $55 million as of September 30, 1999 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $1.3 billion. These options and commitments expire at various dates through the year 2005.

(E) Interest cost relating to the Financial Services operations is included in its costs and expenses. Interest cost related to non-financial services operations is included in interest expense.

                                                       --------------------------
                                                       For the Three Months Ended
                                                              September 30,
                                                       --------------------------
                                                          1999             1998
                                                       --------          --------
         Total Interest Cost Incurred                  $ 35,063          $ 30,817
         Less - Financial Services Interest Expense     (19,530)          (20,775)
                                                       --------          --------
         Interest Expense, net                         $ 15,533          $ 10,042
                                                       ========          ========

                                                       --------------------------
                                                        For the Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                          1999             1998
                                                       --------          --------
         Total Interest Cost Incurred                  $ 63,385          $ 58,595
         Less - Financial Services Interest Expense     (36,024)          (40,360)
                                                       --------          --------

         Interest Expense, net                         $ 27,361          $ 18,235
                                                       ========          ========

(F) In April 1994, Centex Construction Products, Inc. ("Construction Products") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP". Centex's ownership interest in Construction Products increased to 62.6% as of September 30, 1999 compared to 57.9% as of September 30, 1998 as a consequence of a share repurchase program implemented by Construction Products Board of Directors.

(G) In fiscal 1996, the Company acquired certain equity interests in Vista Properties, Inc. ("Vista"). At the time of the acquisition, Vista owned a real estate portfolio of properties located in seven states in which the Company has significant operations. Vista's real property portfolio generally consisted of land zoned, planned or developed for single and multi-family residential, office, retail, industrial, and other commercial uses. During fiscal 1997, Centex's Home Building subsidiary completed a business combination transaction and reorganization with Vista whereby Centex's Home Building assets and operations were contributed to Vista and Vista changed its name to Centex Real Estate Corporation. As a result of the combination, Centex's Investment Real Estate portfolio, valued in excess of $125 million, was reduced to a nominal "book basis" after recording certain deferred tax benefits. Accordingly, as these properties are developed or sold the net sales proceeds are reflected as operating margin. Negative Goodwill recorded as a result of the business combination is being amortized to earnings over approximately seven years, which represents the estimated period over which the land will be developed and/or sold. All investment property operations are being reported through the "Investment Real Estate" business segment.

(H) The Company operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products, and Contracting and Construction Services. These segments operate primarily in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.

         Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in Centex Development Company, L.P. (approximately $65 million) is included in the Investment Real Estate segment.

HOME BUILDING

CONVENTIONAL HOMES

         Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. The following tables set forth financial information relating to the Conventional Homes operations (dollars in millions):

                                                    --------------------------
                                                    For the Three Months Ended
                                                          September 30,
                                                    --------------------------
                                                      1999               1998
                                                    -------            -------
Revenues                                            $ 843.7            $ 649.0
Cost of Sales                                        (651.1)            (505.1)
Selling, General & Administrative Expenses           (122.4)             (91.7)
                                                    -------            -------
Operating Earnings                                  $  70.2            $  52.2
                                                    =======            =======

                                                     ------------------------
                                                     For the Six Months Ended
                                                            September 30,
                                                     ------------------------
                                                       1999            1998
                                                     --------        --------
Revenues                                             $1,598.4        $1,210.2
Cost of Sales                                        (1,232.4)         (945.4)
Selling, General & Administrative Expenses             (236.7)         (171.9)
                                                     --------        --------
Operating Earnings                                   $  129.3        $   92.9
                                                     ========        ========

MANUFACTURED HOMES

         Manufactured Homes operations involve the manufacture of residential and park model homes and the sale of these homes through a network of Cavco-owned and independent dealers. The Company entered the Manufactured Homes industry in March 1997, when a subsidiary acquired approximately 80% of Cavco Industries.

         The following tables set forth financial information relating to the Manufactured Homes operations (dollars in millions):

                                                     --------------------------
                                                     For the Three Months Ended
                                                           September 30,
                                                     --------------------------
                                                      1999               1998
                                                     -------            -------
Revenues                                             $  51.0            $  48.5
Cost of Sales                                          (39.0)             (38.1)
Selling, General & Administrative Expenses              (7.1)              (5.7)
Goodwill Amortization                                   (0.9)              (0.8)
                                                     -------            -------
Operating Earnings                                       4.0                3.9
Minority Interest                                       (0.8)              (0.8)
                                                     -------            -------
Net Operating Earnings to Centex                     $   3.2            $   3.1
                                                     =======            =======

                                                     ------------------------
                                                     For the Six Months Ended
                                                            September 30,
                                                     -------------------------
                                                       1999              1998
                                                     -------           -------
Revenues                                             $  98.8           $  90.9
Cost of Sales                                          (77.6)            (71.5)
Selling, General & Administrative Expenses             (14.4)            (11.1)
Goodwill Amortization                                   (1.7)             (1.6)
                                                     -------           -------
Operating Earnings                                       5.1               6.7
Minority Interest                                       (1.0)             (1.3)
                                                     -------           -------
Net Operating Earnings to Centex                     $   4.1           $   5.4
                                                     =======           =======

INVESTMENT REAL ESTATE

         Investment Real Estate operations involve the development of land primarily for multi-family, industrial, office, retail and mixed-use projects. The following tables set forth financial information relating to the Investment Real Estate operations (dollars in millions):

                                                     --------------------------
                                                     For the Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                       1999               1998
                                                     -------            -------
Revenues                                             $   7.6            $   4.0
Cost of Sales                                           (0.9)              (0.1)
Selling, General & Administrative Expenses              (1.7)              (1.4)
Negative Goodwill Amortization                           4.0                4.0
                                                     -------            -------
Operating Earnings                                   $   9.0            $   6.5
                                                     =======            =======

                                                     ------------------------
                                                     For the Six Months Ended
                                                           September 30,
                                                     -------------------------
                                                       1999              1998
                                                     -------           -------
Revenues                                             $  11.4           $   8.9
Cost of Sales                                           (1.1)             (0.2)
Selling, General & Administrative Expenses              (3.1)             (2.8)
Negative Goodwill Amortization                           8.0               8.0
                                                     -------           -------
Operating Earnings                                   $  15.2           $  13.9
                                                     =======           =======

         Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $5.9 million and $8.9 million for the three and six months ended September 30, 1999 and $3.2 million and $7.4 million for the same three month and six month periods last year. As of September 30, 1999, the Investment Real Estate Group had approximately $61.3 million of nominally valued assets.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional and manufactured homes, home equity and sub-prime lending and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others. The following tables set forth financial information relating to the Financial Services operations (dollars in millions):

                                                               --------------------------
                                                               For the Three Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                1999               1998
                                                               -------            -------
Revenues, including interest income of $27.4 million
     in 1999 and $26.0 million in 1998                         $ 120.5            $ 107.8
Selling, General & Administrative Expenses                       (88.5)             (63.2)
Interest Expense                                                 (19.5)             (20.8)
                                                               -------            -------
Operating Earnings                                             $  12.5            $  23.8
                                                               =======            =======

                                                               --------------------------
                                                                For the Six Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1999               1998
                                                               -------            -------
Revenues, including interest income of $51.0 million
     in 1999 and $50.0 million in 1998                         $ 237.4            $ 207.9
Selling, General & Administrative Expenses                      (168.2)            (120.0)
Interest Expense                                                 (36.0)             (40.4)
                                                               -------            -------
Operating Earnings                                             $  33.2            $  47.5
                                                               =======            =======

CONSTRUCTION PRODUCTS

         Construction Products operations involve the manufacture and sale of cement, gypsum wallboard, and concrete and aggregates. The following tables set forth financial information relating to the Construction Products operations (dollars in millions):

                                                               --------------------------
                                                               For the Three Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1999               1998
                                                               -------            -------
Revenues                                                       $ 117.8            $  91.7
Interest Income                                                    0.7                0.8
Cost of Sales and Expenses                                       (65.7)             (56.7)
Selling, General & Administrative Expenses                        (0.5)              (0.8)
Goodwill Amortization                                             (0.4)                --
                                                               -------            -------
Operating Earnings                                                51.9               35.0
Minority Interest                                                (19.8)             (15.2)
                                                               -------            -------
Net Operating Earnings to Centex                               $  32.1            $  19.8
                                                               =======            =======

                                                               --------------------------
                                                                For the Six Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1999               1998
                                                               -------            -------
Revenues                                                       $ 215.0            $ 171.6
Interest Income                                                    1.2                1.6
Cost of Sales and Expenses                                      (126.7)            (109.5)
Selling, General & Administrative Expenses                        (1.6)              (1.8)
Goodwill Amortization                                             (0.7)                --
                                                               -------            -------
Operating Earnings                                                87.2               61.9
Minority Interest                                                (33.7)             (27.1)
                                                               -------            -------
Net Operating Earnings to Centex                               $  53.5            $  34.8
                                                               =======            =======

CONTRACTING AND CONSTRUCTION SERVICES

         Contracting and Construction Services operations involve the construction of buildings for both private and government interests including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

         The following tables set forth financial information relating to the Contracting and Construction Services operations. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) is reflected in this segment. These amounts are eliminated in consolidation (dollars in millions):

                                                               --------------------------
                                                               For the Three Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1999               1998
                                                               -------            -------
Revenues                                                       $ 288.8            $ 342.0
Construction Contract Costs                                     (272.4)            (327.0)
Selling, General & Administrative Expenses                       (11.3)             (10.8)
                                                               -------            -------
Operating Income, as reported                                      5.1                4.2
Intercompany Interest Income*                                      2.1                1.4
                                                               -------            -------
Total Economic Return                                          $   7.2            $   5.6
                                                               =======            =======

                                                               --------------------------
                                                                For the Six Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1999               1998
                                                               -------            -------
Revenues                                                       $ 640.7            $ 664.1
Construction Contract Costs                                     (606.0)            (636.3)
Selling, General & Administrative Expenses                       (24.0)             (20.1)
                                                               -------            -------
Operating Income, as reported                                     10.7                7.7
Intercompany Interest Income*                                      4.3                2.8
                                                               -------            -------
Total Economic Return                                          $  15.0            $  10.5
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

         The following tables summarize financial information relating to the Corporate and Other, net segments (dollars in millions):

                                                        --------------------------
                                                        For the Three Months Ended
                                                              September 30,
                                                        --------------------------
                                                         1999               1998
                                                        -------            -------
Operating Loss - Other, net                             $  (1.1)           $  (2.5)
                                                        =======            =======
Corporate General and Administrative Expenses           $  (8.1)           $  (6.8)
                                                        =======            =======

                                                        --------------------------
                                                         For the Six Months Ended
                                                              September 30,
                                                        --------------------------
                                                         1999               1998
                                                        -------            -------
Operating Loss - Other, net                             $  (2.9)           $  (4.8)
                                                        =======            =======
Corporate General and Administrative Expenses           $ (15.3)           $ (12.1)
                                                        =======            =======

(I) The computation of diluted earnings per share excludes anti-dilutive options to purchase 4,421,000 common shares at an average price of $37.13, and 3,240,000 common shares at an average price of $37.59 for the three months and six months ended September 30, 1999, respectively. All anti-dilutive options have expiration dates ranging from November 2007 to August 2009.

(J) Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addressed the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued which delays the implementation of this statement for the Company until April 2001.

(K) Certain prior period balances have been reclassified to be consistent with the September 30, 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Centex's consolidated revenues for the three months ended September 30, 1999 were $1.4 billion, a 15% increase over $1.2 billion for the same period last year. Earnings before income taxes were $107.3 million, 19% higher than $90.4 million last year. Net earnings for the three months ended September 30, 1999 were $65.5 million, a 16% increase over net earnings of $56.6 million for the same period last year.

         For the six months ended September 30, 1999, consolidated revenues totaled $2.8 billion, 19% higher than $2.4 billion for the same period last year. Earnings before income taxes were $200.4 million, 20% higher than $167.1 million for the same period last year. Net earnings were $123.9 million for the six months ended September 30, 1999, an 18% increase over net earnings of $104.7 for the same period last year.

HOME BUILDING

CONVENTIONAL HOMES

         The following is a summary of Conventional Homes's results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars in millions, except per unit data):

                                               ------------------------------------------------------------
                                                         For the Three Months Ended September 30,
                                               ------------------------------------------------------------
                                                          1999                              1998
                                               ---------------------------       --------------------------
Conventional Homes Revenues                    $    843.7            100.0%      $    649.0           100.0%
Cost of Sales                                      (651.1)           (77.2%)         (506.5)          (78.0%)
Selling, General & Administrative Expenses         (122.4)           (14.5%)          (90.3)          (14.0%)
                                               ----------       ----------       ----------      ----------
Operating Earnings                             $     70.2              8.3%      $     52.2             8.0%
                                               ==========       ==========       ==========      ==========

Units Closed                                      4,425                             3,467
   % Change                                          27.6%                             11.2%
Unit Sales Price                               $187,700                          $184,513
   % Change                                           1.7%                              0.6%
Operating Earnings Per Unit                    $ 15,684                          $ 15,058
   % Change                                           5.4%                             13.1%

                                                          For the Six Months Ended September 30,
                                               ------------------------------------------------------------
                                                          1999                              1998
                                               ---------------------------       --------------------------
Conventional Homes Revenues                    $  1,598.4            100.0%       $  1,210.2           100.0%
Cost of Sales                                    (1,232.4)           (77.1%)          (945.4)          (78.1%)
Selling, General & Administrative Expenses         (236.7)           (14.8%)          (171.9)          (14.2%)
                                               ----------        ---------        ----------      ----------
Operating Earnings                             $    129.3              8.1%       $     92.9             7.7%
                                               ==========        =========        ==========      ==========

Units Closed                                        8,359                              6,449
 % Change                                            29.6%                              13.0%
Unit Sales Price                               $  188,127                         $  184,444
 % Change                                             2.0%                               1.4%
Operating Earnings Per Unit                    $   15,474                         $   14,401
 % Change                                             7.5%                              18.7%

         Conventional Homes's revenues for the three months and six months ended September 30, 1999 increased by $194.7 million and $388.2 million, respectively from revenues for the corresponding periods last year. These increases resulted from an increased number of existing operating neighborhoods, revenues attributable to newly acquired operations, and an increased average unit selling price compared to fiscal 1999 unit sales price.

         Operating earnings for the three months ended September 30, 1999 were 0.3% higher as a percentage of revenue and approximately $600 higher on a per unit basis in comparison to the three months ended September 30, 1998. For the six months ended September 30, 1999, operating earnings were 0.4% higher as a percentage of revenue and approximately $1,000 higher on a per unit basis in comparison with the same period last year.

         Home sales (orders) totaled 4,328 units during the three months ended September 30, 1999 compared to 3,617 units during the same period a year ago. Home sales (orders) totaled 9,102 units during the six months ended September 30, 1999 compared to last year's 7,206 units. The backlog of homes sold but not closed at September 30, 1999 was 7,819 units, 26% higher than 6,204 units for the same period a year ago. The September 30, 1999 backlog includes 304 units related to the newly acquired Sundance Homes and Real Homes operations.

MANUFACTURED HOMES

         The following is a summary of Manufactured Homes's results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars in millions):

                                               -----------------------------------------------------
                                                       For the Three Months Ended September 30,
                                               -----------------------------------------------------
                                                         1999                          1998
                                               -----------------------       -----------------------
Manufactured Homes Revenues (Construction)     $   32.9          100.0%      $   38.6          100.0%
Cost of Sales                                     (24.5)         (74.5%)        (30.2)         (78.3%)
Selling, General & Administrative Expenses         (3.7)         (11.2%)         (3.7)          (9.6%)
                                               --------       --------       --------       --------
                                                    4.7           14.3%           4.7           12.1%
                                               --------       --------       --------       --------
Retail Sales Revenues                              18.0          100.0%           9.9          100.0%
Cost of Sales                                     (14.4)         (80.0%)         (7.4)         (74.7%)
Selling, General & Administrative Expenses         (3.5)         (19.4%)         (2.4)         (24.2%)
                                               --------       --------       --------       --------
                                                    0.1            0.6%           0.1            1.1%
                                               --------       --------       --------       --------
Construction and Retail Earnings                    4.8                           4.8
Goodwill Amortization                              (0.8)                         (0.8)
Minority Interest                                  (0.8)                         (0.9)
                                               --------                      --------
Group Operating Earnings                       $    3.2                      $    3.1
                                               ========                      ========

Units Sold                                      1,438                         1,536

                                               -----------------------------------------------------
                                                        For the Six Months Ended September 30,
                                               -----------------------------------------------------
                                                         1999                          1998
                                               -----------------------       -----------------------
Manufactured Homes Revenues (Construction)     $   67.7          100.0%      $   72.0          100.0%
Cost of Sales                                     (52.8)         (77.9%)        (57.0)         (79.2%)
Selling, General & Administrative Expenses         (7.4)         (10.9%)         (6.8)          (9.4%)
                                               --------       --------       --------       --------
                                                    7.5           11.2%           8.2           11.4%
                                               --------       --------       --------       --------
Retail Sales Revenues                              31.1          100.0%          18.9          100.0%
Cost of Sales                                     (24.9)         (79.9%)        (14.5)         (76.7%)
Selling, General & Administrative Expenses         (6.9)         (22.3%)         (4.2)         (22.2%)
                                               --------       --------       --------       --------
                                                   (0.7)          (2.2%)          0.2            1.1%
                                               --------       --------       --------       --------
Construction and Retail Earnings                    6.8                           8.4
Goodwill Amortization                              (1.7)                         (1.6)
Minority Interest                                  (1.0)                         (1.4)
                                               --------                      --------
Group Operating Earnings                       $    4.1                      $    5.4
                                               ========                      ========

Units Sold                                      3,222                         3,147

         Cavco operates five manufactured home plants: three in the Phoenix, Arizona area, one near Albuquerque, New Mexico, and one plant in central Texas that was opened in January, 1999. As of September 30, 1999, Cavco operated 23 retail locations for the sale of manufactured homes compared to 10 retail locations in the prior year.

         Operating earnings for the three months ended September 30, 1999 were $3.2 million, a 3% increase over the same period in the prior year. For the six months ended September 30, 1999, Manufactured Homes's operating earnings were $4.1 million compared to $5.4 million for the six months ended September 30, 1998. Second quarter and year-to-date operating earnings were negatively impacted by start-up and marketing costs associated with the new Texas plant and retail store openings in Texas.

INVESTMENT REAL ESTATE

         The following is a summary of Investment Real Estate's results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars in millions):

                                                        --------------------------
                                                        For the Three Months Ended
                                                              September 30,
                                                        --------------------------
                                                          1999              1998
                                                        --------          --------
Revenues                                                $    7.6          $    4.0
                                                        ========          ========
Operating Earnings                                      $    9.0          $    6.5
                                                        ========          ========

                                                        --------------------------
                                                         For the Six Months Ended
                                                              September 30,
                                                        --------------------------
                                                          1999              1998
                                                        --------          --------
Revenues                                                $   11.4          $    8.9
                                                        ========          ========
Operating Earnings                                      $   15.2          $   13.9
                                                        ========          ========

         For the three months ended September 30, 1999, Centex's Investment Real Estate operations, through which all investment property transactions are reported, had operating earnings of $9.0 million, 38% higher than $6.5 million for the same period a year ago. For the six months ended September 30, 1999, Centex's Investment Real Estate operations had operating earnings of $15.2 million, 9% higher than $13.9 million for the same period last year. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $5.9 million and $3.3 million for the three months ended September 30, 1999 and 1998, and $8.9 million and $7.4 million for the six months ended September 30, 1999 and 1998, respectively. At September 30, 1999, the Investment Real Estate Group had approximately $61.3 million of nominally valued assets the majority of which is expected to be sold over the next four years.

         Negative goodwill amortization was $4 million for the three months ended September 30, 1999 and 1998, and $8 million for the six months ended September 30, 1999 and 1998.

FINANCIAL SERVICES

         The following is a summary of Financial Services's results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars in millions):

                                                              --------------------------
                                                              For the Three Months Ended
                                                                    September 30,
                                                              --------------------------
                                                                1999              1998
                                                              --------          --------
Revenues                                                      $  120.5          $  107.8
                                                              ========          ========
Operating Earnings                                            $   12.5          $   23.8
                                                              ========          ========
Origination Volume                                            $  2,409          $  2,675
                                                              ========          ========

Number of Loans Originated
         CTX Mortgage Company ("CTX Mortgage")
              Centex-built Homes ("Builder")                     2,571             2,339
              Non-Centex-built Homes ("Retail")                 13,069            16,091
                                                              --------          --------
                                                                15,640            18,430
         Centex Home Equity Corporation ("Home Equity")          5,031             3,793
         Centex Finance Company                                    304               212
                                                              --------          --------
                                                                20,975            22,435
                                                              ========          ========

                                                              --------------------------
                                                               For the Six Months Ended
                                                                    September 30,
                                                              --------------------------
                                                                1999              1998
                                                              --------          --------
Revenues                                                      $  237.4          $  207.9
                                                              ========          ========
Operating Earnings                                            $   33.2          $   47.5
                                                              ========          ========
Origination Volume                                            $  5,182          $  5,272
                                                              ========          ========

Number of Loans Originated
         CTX Mortgage Company ("CTX Mortgage")
              Centex-built Homes ("Builder")                     5,040             4,420
              Non-Centex-built Homes ("Retail")                 28,918            32,333
                                                              --------          --------
                                                                33,958            36,753
         Centex Home Equity Corporation ("Home Equity")          9,870             7,309
         Centex Finance Company                                    472               355
                                                              --------          --------
                                                                44,300            44,417
                                                              ========          ========

         Financial Services's operating earnings for the three months ended September 30, 1999 were $12.5 million, 47% lower than the three months ended September 30, 1998 operating earnings of $23.8 million. For the six months ended September 30, 1999, operating earnings were $33.2 million, 30% lower than $47.5 million for the same period last year.

         CTX Mortgage's operating earnings totaled $7.7 million for the three months ended September 30, 1999, 63% less than earnings for the same period a year ago. CTX Mortgage originations for the three months ended September 30, 1999 were 15,640, a 15% decrease from the 18,430 originations for the same period last year. The per loan profit for the three months ended September 30, 1999 was $488, 57% lower than the $1,124 per loan for the same period last year. CTX Mortgage's operating earnings for the six months ended September 30, 1999 totaled $24.8 million, 41% less than earnings for the same period last year. Originations from CTX Mortgage were 33,958 for the six months ended September 30, 1999, compared to 36,753 for the same period last year. The per loan profit for the six months ended September 30, 1999 was $729, 36% lower than the $1,141 for the six months ended September 30, 1998. The decline in CTX Mortgage's operating earnings is primarily due to the decrease in refinancing activity as a result of increasing interest rates and the delay in balancing operating costs with current production levels. CTX Mortgage's total mortgage applications for the three months ended September 30, 1999 decreased 25% to 14,019 from 18,682 applications for the same period last year. For the six months ended September 30, 1999, CTX Mortgage's applications decreased to 33,013 from 37,873 for the same period last year. Applications are expected to continue to decline on a year-over-year basis if mortgage interest rates remain at present levels.

         Centex Home Equity reported $6.0 million of operating earnings for the three months ended September 30, 1999, 63% higher than earnings for the same period last year. Operating earnings from Home Equity for the six months ended September 30, 1999 totaled $10.5 million, a 63% increase over the same period last year. Originations for the three months ended September 30, 1999 were 5,031, which is a 33% increase over the originations for the same period last year. Originations for the six months ended September 30, 1999 were 9,870, which is a 35% increase over the 7,309 originated for the same time period in the prior year. Loan volume for the three months ended September 30, 1999 was $320 million, a 33% improvement over the same period a year ago. Loan volume for the six months ended September 30, 1999 was $637 million, a 36% improvement over the prior year. Loan volume for the three and six month periods was favorably impacted by the opening of new operating locations plus generally increased activity.

         Home Equity's sub-prime applications totaled 28,781 for the three months ended September 30, 1999, which is an increase of 55% over the 18,599 applications for the same period last year. Home Equity's sub-prime applications totaled 57,444 for the six months ended September 30, 1999, an 81% improvement of the 31,687 applications for the same period last year. Per loan profit was $1,190 and $968 for the three and six month period ending September 30, 1999 compared to $1,068 and $904 for the same period last year. The increase is primarily related to earnings from the servicing operation partially offset by the absorption of costs related to an increase in the branch network.

         As a consequence of increases in loan volume, during the three months ended September 30, 1999, Home Equity completed a securitization for $415 million, compared to a $240 million securitization in the prior year. For the six months ended September 30, 1999, Home Equity completed securitizations totaling $700 million, compared to $440 million in securitizations for the same period last year. As a result of the securitization process, Home Equity sells the loans but retains a residual interest in the securitization instrument as well as the servicing rights associated with these loans. Home Equity is the long-term servicer of these loans. Service fee income related to this long-term servicing was $3.4 million in the three months ended September 30, 1999 and $0.8 million in the same period last year. For the six months ended September 30, 1999, service fee revenue was $6.0 million compared to $1.2 million for the same period a year ago.

         Centex Finance Company, the manufactured homes finance unit, had an operating loss of approximately $1.2 million for the three months ended September 30, 1999, compared to a loss of $629,000 for the same period last year, due to expansion costs. During the three months ended September 30, 1999,

Centex Finance Company originated 304 loans, a 43% increase over the 212 loans for the same period last year. For the six months ended September 30, 1999, Centex Finance Company had an operating loss totaling $2.1 million, compared to $1.0 million for the same period last year, due to expansion costs. Total originations for Centex Finance Company were 472 loans for the six months ended September 30, 1999, a 33% increase over the same period last year.

         Revenues include the gains on sales of mortgage loans receivable. Such gains increased to $76.5 million for the three months ended September 30, 1999 from $71.0 million in the same period last year. For the six months ended September 30, 1999, gains on sales of mortgage loan receivables totaled $142.9 million, a 23% increase over the same period last year. These increases are attributable to the expansion of Financial Services's product lines and the increased origination volume. Gains on sales of mortgage loans includes the gain recorded upon the completion of securitization, the gain on sale of servicing, and/or gain on whole loan sales.

         Substantially all of the mortgage loans generated by CTX Mortgage are sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter, while substantially all the mortgage loans produced by Centex Home Equity Corporation ("Home Equity") are securitized, generally on a quarterly basis. In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans (referred to herein as "positive carry"). Interest income increased slightly for the three months ended September 30, 1999 to $27.4 million from the same period last year. Interest expense for the three months ended September 30, 1999 was $19.5 million, a slight decrease from the same period last year. Interest income for the six month period ended September 30, 1999 was $51 million, a slight increase over the same period last year. For the six month period ended September 30, 1999, interest expense was $36 million, an 11% decrease over the same period last year.

         Financial Services's other sources of income include, among other things, loan origination fees, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

         The following is a summary of Construction Products's results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars in millions):

                                                  --------------------------
                                                  For the Three Months Ended
                                                        September 30,
                                                  --------------------------
                                                    1999              1998
                                                  --------          --------
Revenues                                          $  117.8          $   91.7
Interest Income                                        0.7               0.8
Cost of Sales and Expenses                           (65.7)            (56.7)
Selling, General & Administrative Expenses            (0.9)             (0.8)
                                                  --------          --------
Operating Earnings                                    51.9              35.0
Minority Interest                                    (19.8)            (15.2)
                                                  --------          --------
Net Operating Earnings to Centex                  $   32.1          $   19.8
                                                  ========          ========

                                                         ------------------------
                                                         For the Six Months Ended
                                                               September 30,
                                                         ------------------------
                                                           1999            1998
                                                         --------        --------
Revenues                                                 $  215.0        $  171.6
Interest Income                                               1.2             1.6
Cost of Sales and Expenses                                 (126.7)         (109.5)
Selling, General & Administrative Expenses                   (2.3)           (1.8)
                                                         --------        --------
Operating Earnings                                           87.2            61.9
Minority Interest                                           (33.7)          (27.1)
                                                         --------        --------
Net Operating Earnings to Centex                         $   53.5        $   34.8
                                                         ========        ========

         Construction Products's revenues were $117.8 million for the three months ended September 30, 1999, 28% higher than the same period last year. For the three months ended September 30, 1999, Construction Products's operating earnings, net of minority interest, were $32.1 million, a 62% increase over $19.8 million for the same period last year. Revenues from Construction Products for the current six months ended September 30, 1999 were $215.0 million, 25% higher than the same period last year. For the six months ended September 30, 1999, Construction Products's operating earnings, net of minority interest, were $53.5 million, a 53% improvement over results for the same period a year ago.

         Construction Products's record operating earnings resulted from improved results in each of its businesses. Pricing and sales volume improved for every product, particularly pricing for gypsum wallboard, which rose 34% over pricing for the same three months last year and 31% for the same six months last year.

CONTRACTING AND CONSTRUCTION SERVICES

         The following is a summary of Contracting and Construction Services's results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars in millions):

                                                        --------------------------
                                                        For the Three Months Ended
                                                              September 30,
                                                        --------------------------
                                                           1999            1998
                                                         --------        --------
Revenues                                                 $  288.8        $  342.0
                                                         ========        ========
Operating Earnings                                       $    5.1        $    4.2
                                                         ========        ========
New Contracts Received                                   $    260        $    333
                                                         ========        ========
Backlog of Uncompleted Contracts                         $  1,123        $  1,219
                                                         ========        ========

                                                        --------------------------
                                                         For the Six Months Ended
                                                              September 30,
                                                        --------------------------
                                                           1999            1998
                                                         --------        --------
Revenues                                                 $  640.7        $  664.1
                                                         ========        ========
Operating Earnings                                       $   10.7        $    7.7
                                                         ========        ========
New Contracts Received                                   $    827        $    724
                                                         ========        ========
Backlog of Uncompleted Contracts                         $  1,123        $  1,219
                                                         ========        ========

         Contracting and Construction Services's revenues for the three and six months ended September 30, 1999 were $288.8 million and $640.7 million, respectively. Operating earnings for the group improved 21% to $5.1 million for the three months and 39% to $10.7 million for the six months ended September 30, 1999 over the same periods last year. This increase was primarily the result of a continuing shift in recent years to higher-margin private negotiated projects rather than the lower-margin public bid work that had historically been its specialty.

         The Contracting and Construction Services operations provided a positive average net cash flow in excess of Centex's investment in the group of $97.8 million for the three months ended September 30, 1999 and $65.3 million for the same period last year. For the six months ended September 30, 1999, the positive average net cash flow in excess of Centex's investment in the group was $106.9 million, compared to $65.2 million for the same period last year.

YEAR 2000 COMPLIANCE

         The Company has a variety of operating systems, computer software applications, computer hardware equipment (collectively, "IT Systems") and other equipment with embedded electronic circuits, including applications that the Company uses in its administrative functions and in the operations of its various subsidiaries (collectively, the "Non-IT Systems" and together with the IT Systems, the "Systems"). Because the Company considers resolution of Year 2000 issues a priority, the Company created a Year 2000 Task Force to oversee the Company's Year 2000 compliance. The Task Force, consisting of members of the Company's management and accounting, financial planning, legal, and internal audit departments, has oversight of the information systems managers and other administrative personnel charged with implementing the Company's Year 2000 compliance program (collectively, the "Year 2000 Compliance Team").

         The Task Force has surveyed the Year 2000 Compliance Team regarding Year 2000 Systems compliance. The surveys indicated that a small number of the Systems were not Year 2000 compliant. Affected Systems were primarily Non-IT Systems that are not critical to the material operations of the Company and its subsidiaries. The Company and its subsidiaries have replaced (or otherwise remediated) and tested all critical Systems. In substantially all of the cases, the replacement or upgrading of, or other changes to, the non-compliant Systems
(i) occurred for reasons unrelated to the non-compliance of the Systems and (ii) was not accelerated as a result of the non-compliance of such Systems. To date, the timetable for addressing non-compliance of Systems has been substantially the same for both IT Systems and Non-IT Systems. The Company anticipates that this will continue to be the case.

         The Company does not believe (i) that the relatively few remaining non-critical non-compliant Systems pose a material risk to the financial condition of the Company and its subsidiaries as a whole, or of the individual operations of subsidiaries that currently have non-critical non-compliant Systems or (ii) that the cost of replacing, upgrading or otherwise changing the relatively few remaining non-critical non-compliant Systems is material to the Company and its subsidiaries as a whole, or to any of the individual subsidiaries. The Company and its subsidiaries have used, and believe that they will be able to continue to use, internally generated cash to fund the correction of Systems that are not compliant.

         In order to further confirm the Company's Year 2000 readiness, the Company engaged the services of a third-party consulting firm to evaluate its Year 2000 readiness program. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions were consistent with the

Company's internal determinations of its Year 2000 readiness. The Company has implemented the consulting firm's recommendations for achieving Year 2000 compliance.

         The Task Force has completed the Company's overall Year 2000 contingency plan. The Company's overall contingency plan includes ancillary plans for the Company and each of its subsidiaries. Because of the diverse businesses in which the Company's subsidiaries are involved, the contingency plans vary significantly by subsidiary. The plans include the use of alternate communication devices and services, ensuring that certain key suppliers maintain inventories of supplies for several weeks of operations, the use of electric generators as an alternate power supply and the manual reproduction of December 1999 business records to facilitate normal operations.

         As a result of the Company's Year 2000 compliance program, the Company believes that it is highly unlikely that any interruption to its subsidiaries' operations resulting from a compliance failure will have a material adverse effect on the financial condition of the Company and its subsidiaries as a whole or the financial condition or operations of any operating subsidiary. Achieving Year 2000 compliance is dependent on many factors, however, some of which are not within the Company's control. Although the Company's subsidiaries obtain information, materials and services from numerous sources and provide goods and services to numerous customers, the failure of any of these third-parties (including federal agencies) to achieve Year 2000 readiness may adversely impact the Company's subsidiaries' operations. Although most of the Company's Year 2000 readiness program is substantially the same across the businesses of the Company's various subsidiaries, the Company believes that non-compliance of third parties could have a greater effect on the Company's financial services subsidiaries' operations than on the Company's less technology-intensive subsidiaries' operations such as general contracting and home building.

         The Company believes the most likely Year 2000 worst-case scenario would be the failure of some significant vendors, subcontractors or other third parties to achieve compliance, resulting in a slowdown of the Company's subsidiaries' operations. The Company is not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance of third parties affecting the Company's subsidiaries' operations, the Company's subsidiaries surveyed their largest customers, subcontractors, and vendors by sending questionnaires or requests for disclosure of Year 2000 readiness. The number of surveys sent as well as the form of survey varied by the Company subsidiary making the request for confirmation of compliance. The responses received to date range from detailed analyses of readiness with descriptions of contingency plans to general statements of readiness. With respect to unanswered surveys, management of the respective subsidiaries will continue to follow-up throughout the remainder of the year through a combination of continued follow-up requests and direct conversations with those parties whose operations are material to the Company or its subsidiaries in order to ascertain the Year 2000 readiness of such parties. The Task Force engaged the services of a third party to survey owners and managers of facilities leased by the Company's subsidiaries. To date, the Company has received positive responses from approximately 40% of the total number of owners and managers surveyed, including responses from all of the owners and managers that lease material facilities to the Company and its subsidiaries. The completed surveys from the owners and managers of the material facilities indicate that such facilities are Year 2000 compliant.

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

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 1999, the Company had cash and cash equivalents of $123.4 million. The net cash provided or used by the operating, investing, and financing activities for the six months ended September 30, 1999 and 1998 is summarized below (dollars in thousands):

                                                        ---------------------------
                                                         For the Six Months Ended
                                                              September 30,
                                                        ---------------------------
                                                           1999             1998
                                                        ----------       ----------
NET CASH PROVIDED BY (USED IN):
         Operating activities                           $    3,942       $ (275,341)
         Investing activities                             (135,600)         (54,876)
         Financing activities                              143,862          326,052
         Effect of exchange rate changes on cash               (32)            --
                                                        ----------       ----------
Net increase (decrease) in cash                         $   12,172       $   (4,165)
                                                        ==========       ==========

         For the six months ended September 30, 1999, cash was provided by a decreased investment in mortgage loans offset by an increase in housing inventories. The decrease in mortgage loans is a result of a decrease in refinancing activity as well as the timing of loan sales and securitizations. The increase in housing inventories relates to the addition of new neighborhoods and acquisitions. Cash was used to fund acquisitions (primarily in the Home Building segment) and to fund additions to property and equipment (primarily for new production capacity within the Construction Products segment). The funds provided by financing activities included new debt used primarily to fund the increased home building activity.

         Short-term debt as of September 30, 1999 was $1.5 billion, which included $1.1 billion of debt applicable to the Financial Services operation. The majority of the Financial Services debt is collateralized by residential mortgage loans, and thus requires only limited support by Centex Corporation. Most of the Company's corporate borrowings are accomplished at prevailing market interest rates through short-term bank borrowings and from the Company's commercial paper programs. The Company maintains $660 million of committed credit facilities which serve as a back-up for bank and commercial paper borrowings. Under the terms of the agreement on one of these facilities, $170 million may be borrowed directly by CTX Mortgage.

         The Financial Services segment provides most of its own short-term financing needs through separate facilities which require only limited support from Centex Corporation. CTX Mortgage has $1.2 billion of secured committed mortgage warehouse facilities which includes a $300 million asset-backed commercial paper program. In addition, it has another $665 million of uncommitted credit facilities. All of these facilities are used to finance mortgages that are held during the period they are being securitized and readied for delivery against forward sale commitments. Similarly, Centex Home Equity Corporation has $260 million of committed and $160 million of uncommitted secured mortgage warehouse facilities to finance sub-prime mortgages held until securitization.

         Long-term debt outstanding as of September 30, 1999 was as follows (in thousands):

Subordinated Debentures, 7.375%, due in 2005               $   99,723
Subordinated Debentures, 8.75%, due in 2007                    99,496
Other Indebtedness, 5.31% to 9.6%, due through 2027            365,362
                                                           -----------
                                                           $   564,581
                                                           ===========

         Maturities of long-term debt during the next five years are as follows (in thousands):

         Fiscal Year ending:
              March 31, 2000                               $       608
              March 31, 2001                                   342,679
              March 31, 2002                                     1,212
              March 31, 2003                                    15,143
              March 31, 2004                                       205
                                                           -----------
                                                           $   359,847
                                                           ===========

         The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

         During the quarter, Centex's home building operations completed the acquisition of substantially all of the suburban Chicago, Illinois home building operating assets of Sundance Homes, Inc. for approximately $50 million in cash. Also during the quarter, the home building operations completed the acquisition of the operating assets of Las Vegas based Real Homes, Inc. for approximately $20 million in cash.

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

         There have been no material changes in the Company's market risk since March 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                      CENTEX CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 22, 1999, Centex held its Annual Meeting of Stockholders. At the Annual Meeting, Barbara T. Alexander, Juan L. Elek and Paul R. Seegers were elected as directors to serve for a three-year term until the 2002 Annual Meeting. Voting results for these nominees are summarized as follows:

                                                  Number of Shares
                                            -----------------------------
                                               For                Against
                                            ----------            -------
Barbara T. Alexander                        51,944,036            481,554
Juan L. Elek                                51,943,162            482,428
Paul R. Seegers                             51,937,321            488,269

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)      Exhibits

                  Exhibits 27.1 - Financial Data Schedule

         (2)      Reports on Form 8-K

                  Current Report on Form 8-K of Centex Corporation dated July 22, 1999.

                  Current Report on Form 8-K of Centex Corporation dated August 17, 1999.

         All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CENTEX CORPORATION
                                           -------------------------------------
                                                        Registrant



November 12, 1999                                   /s/ David W. Quinn
                                           -------------------------------------
                                                      David W. Quinn
                                              Vice Chairman of the Board and
                                                  Chief Financial Officer
                                               (principal financial officer)


November 12, 1999                                   /s/ John S. Worth
                                           -------------------------------------
                                                      John S. Worth
                                               Vice President and Controller
                                                (chief accounting officer)

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

                                            ---------------------------------------------------------------------------------------
                                                                 For the Three Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                            1999                                          1998
                                            -------------------------------------------  ------------------------------------------
                                                           Centex                                        Centex
                                                         Development                                   Development
                                                        Company, L.P.    3333 Holding                 Company, L.P.   3333 Holding
                                                            and          Corporation                      and         Corporation
                                            Combined    Subsidiaries    and Subsidiary   Combined     Subsidiaries   and Subsidiary
                                            --------    -------------   --------------   --------     -------------  --------------
REVENUES                                    $ 91,130     $   91,130      $      154      $  7,772      $    7,656      $      281

COSTS AND EXPENSES                            90,763         90,261             656         7,397           7,028             534
                                            --------     ----------      ----------      --------      ----------      ----------

EARNINGS (LOSS) BEFORE INCOME TAXES              367            869            (502)          375             628            (253)

INCOME TAXES                                     311            311            --            --              --              --
                                            --------     ----------      ----------      --------      ----------      ----------

NET EARNINGS (LOSS)                         $     56     $      558      $     (502)     $    375      $      628      $     (253)
                                            ========     ==========      ==========      ========      ==========      ==========

NET EARNINGS ALLOCABLE TO LIMITED PARTNER                $      558                                    $      628
                                                         ==========                                    ==========

EARNINGS (LOSS) PER UNIT/SHARE                           $     9.09      $     (502)                   $    11.79      $     (253)
                                                         ==========      ==========                    ==========      ==========

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                    61,399           1,000                        53,279           1,000

See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit/share data)
                                   (unaudited)

                                            ---------------------------------------------------------------------------------------
                                                                  For the Six Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                            1999                                          1998
                                            -------------------------------------------  ------------------------------------------
                                                           Centex                                        Centex
                                                         Development                                   Development
                                                        Company, L.P.    3333 Holding                 Company, L.P.   3333 Holding
                                                            and          Corporation                      and         Corporation
                                            Combined    Subsidiaries    and Subsidiary    Combined    Subsidiaries   and Subsidiary
                                            ---------   -------------   --------------   ----------   -------------  --------------
REVENUES                                    $ 169,799     $  169,799      $      304      $  14,080    $   13,732      $      757

COSTS AND EXPENSES                            169,151        168,076           1,379         14,051        13,297           1,163
                                            ---------     ----------      ----------      ---------    ----------      ----------

EARNINGS (LOSS) BEFORE INCOME TAXES               648          1,723          (1,075)            29           435            (406)

INCOME TAXES                                      572            572            --             --            --              --
                                            ---------     ----------      ----------      ---------    ----------      ----------

NET EARNINGS (LOSS)                         $      76     $    1,151      $   (1,075)     $      29    $      435      $     (406)
                                            =========     ==========      ==========      =========    ==========      ==========

NET EARNINGS ALLOCABLE TO LIMITED PARTNER                 $    1,151                                   $      435
                                                          ==========                                   ==========

EARNINGS (LOSS) PER UNIT/SHARE                            $    19.08      $   (1,075)                  $     8.49      $     (406)
                                                          ==========      ==========                   ==========      ==========

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                     60,340           1,000                       51,210           1,000


See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                       CONDENSED COMBINING BALANCE SHEETS
                             (Dollars in thousands)

                                            -------------------------------------------  ------------------------------------------
                                                        SEPTEMBER 30, 1999*                          March 31, 1999**
                                            -------------------------------------------  ------------------------------------------
                                                           Centex                                        Centex
                                                         Development                                   Development
                                                        Company, L.P.    3333 Holding                 Company, L.P.   3333 Holding
                                                            and          Corporation                      and         Corporation
                                            Combined    Subsidiaries    and Subsidiary   Combined     Subsidiaries   and Subsidiary
                                            ---------   -------------   --------------   ---------    -------------  --------------
ASSETS
Cash                                        $  17,775     $   17,758     $       17      $     364      $      331     $       33
Accounts Receivable                            10,192         14,515              6          1,180           3,133             10
Notes Receivable                                3,540          3,540           --            3,554           3,554           --
Investment in Affiliate                          --             --            1,635           --              --            1,616
Investment in Real Estate Joint Venture         1,275          1,275           --              672             672           --
Inventories                                   352,001        351,405            596        104,663         104,288            375
Property and Equipment, net                     4,143          4,024            119            231              89            142
Other Assets -
   Goodwill, net                               30,019         30,019           --             --              --             --
   Deferred Charges and Other                  11,299         11,074            225          1,512           1,166            346
                                            ---------     ----------     ----------      ---------      ----------     ----------
                                            $ 430,244     $  433,610     $    2,598      $ 112,176      $  113,233     $    2,522
                                            =========     ==========     ==========      =========      ==========     ==========

LIABILITIES, STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities    $  61,981     $   62,673     $    4,505      $   8,968      $    9,008     $    2,772
Notes Payable and Long-term Debt              305,337        305,337           --           42,478          41,896            582
                                            ---------     ----------     ----------      ---------      ----------     ----------
   Total Liabilities                          367,318        368,010          4,505         51,446          50,904          3,354
                                            ---------     ----------     ----------      ---------      ----------     ----------


Stockholders' Equity and Partners' Capital     62,926         65,600         (1,907)        60,730          62,329           (832)
                                            ---------     ----------     ----------      ---------      ----------     ----------
                                            $ 430,244     $  433,610     $    2,598      $ 112,176      $  113,233     $    2,522
                                            =========     ==========     ==========      =========      ==========     ==========

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

                                            ---------------------------------------------------------------------------------------
                                                                           For the Six Months Ended
                                                                                 September 30,
                                            ---------------------------------------------------------------------------------------
                                                             1999                                         1998
                                            -------------------------------------------  ------------------------------------------
                                                           Centex                                        Centex
                                                         Development                                   Development
                                                        Company, L.P.    3333 Holding                 Company, L.P.   3333 Holding
                                                            and          Corporation                      and         Corporation
                                            Combined    Subsidiaries    and Subsidiary   Combined     Subsidiaries   and Subsidiary
                                            ---------   -------------   --------------   ---------    -------------  --------------
CASH FLOWS - OPERATING ACTIVITIES
Net Earnings (Loss)                         $      76     $    1,151      $   (1,075)    $      29      $      435     $     (406)
Adjustments:
   Depreciation and Amortization                1,748          1,726              22            54              33             21
   Earnings from Joint Venture                   --             --                (7)         --              --             --
Decrease (Increase) in Receivables                479            475               4        (2,377)          4,540           (907)
Decrease (Increase) in Notes Receivable            14             14            --             (62)            (62)          --
Decrease (Increase) in Inventories              8,186          8,407            (221)      (20,150)        (18,545)          (582)
(Increase) Decrease in Other Assets            (3,730)        (3,851)            121          (883)           (763)          (120)
Increase (Decrease) in Payables
   and Accruals                                 7,232          5,518           1,733         4,496           4,612         (5,897)
                                            ---------     ----------      ----------     ---------      ----------     ----------
                                               14,005         13,440             577       (18,893)         (9,750)        (7,891)
                                            ---------     ----------      ----------     ---------      ----------     ----------
CASH FLOWS - INVESTING ACTIVITIES
(Increase) Decrease in Advances to
   Joint Ventures and Investment in
   Affiliate                                     (603)          (603)            (12)        2,344           1,282           (190)
Property and Equipment Additions, net             (32)           (33)              1          (128)            (46)           (82)
                                            ---------     ----------      ----------     ---------      ----------     ----------
                                                 (635)          (636)            (11)        2,216           1,236           (272)
                                            ---------     ----------      ----------     ---------      ----------     ----------
CASH FLOWS - FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable            3,685          4,267            (582)        8,065           7,563            502
Decrease in Notes Receivable                     --             --              --           7,700            --            7,700
Issuance of Class "C" Partnership Units          --             --              --           1,000           1,000           --
                                            ---------     ----------      ----------     ---------      ----------     ----------
                                                3,685          4,267            (582)       16,765           8,563          8,202
                                            ---------     ----------      ----------     ---------      ----------     ----------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                        356            356            --            --              --             --
                                            ---------     ----------      ----------     ---------      ----------     ----------

NET INCREASE (DECREASE) IN CASH                17,411         17,427             (16)           88              49             39
CASH AT BEGINNING OF PERIOD                       364            331              33           260             259              1
                                            ---------     ----------      ----------     ---------      ----------     ----------

CASH AT END OF PERIOD                       $  17,775     $   17,758      $       17     $     348      $      308     $       40
                                            =========     ==========      ==========     =========      ==========     ==========

SUPPLEMENTAL DISCLOSURES:
Increase in Notes Payable
   Related to an Acquisition                $ 253,812     $  253,812            --            --              --             --

Issuance of Class C Units in
   Exchange for Assets                      $   2,152     $    2,152            --       $  12,454      $   12,454           --

See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
               NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

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

         The Partnership is controlled by its general partner, 3333 Development Corporation ("Development"), which in turn is a wholly-owned subsidiary of 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding (the "Securities") was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex. The Securities, held by a nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

         The Board of Directors of Holding is elected by the stockholders of Centex. In October 1999, the Board of Directors expanded the size of the board to four directors. The majority of the Board members are independent outside directors who are also not directors of Centex. Accordingly, the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent Board of Directors of Holding manage the Partnership's conduct of its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         See Note (C) to the condensed consolidated financial statements of Centex and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex and Subsidiaries, Holding and Subsidiary, and the Partnership and Subsidiaries.

(B) Holding has a service agreement with Centex Service Company, a wholly-owned subsidiary of Centex, whereby Centex Service Company provides certain tax, accounting and other similar services for Holding. This agreement was amended in fiscal 1999 to include development services and the monthly fee was increased from $2,500 per month to $30,000 per month.

         The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $1.2 million and $4.3 million for the three and six months ended September 30, 1999, and $883,000 and $2.8 million for the three and six months ended September 30, 1998, respectively. Gains associated with these sales totaled $65,000 and $173,000 for the three and six months ended September 30, 1999 and $66,000 for the six months ended September 30, 1998, respectively.

(C) A summary of comprehensive income for the three and six months ended September 30, 1999 is presented below (dollars in thousands):

                                                             --------------------------            ------------------------
                                                             For the Three Months Ended            For the Six Months Ended
                                                                 September 30, 1999                   September 30, 1999
                                                             --------------------------            ------------------------
Net Earnings                                                         $        56                         $         76
Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustments                             39                                  (32)
                                                                     -----------                         ------------
Comprehensive Income                                                 $        95                         $         44
                                                                     ===========                         ============

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):

                                                         For the Six Months Ended September 30, 1999
                                    -----------------------------------------------------------------------------------
                                                 Centex Development Company, L.P.        3333 Holding Corporation
                                                         and Subsidiaries                      and Subsidiary
                                                 ---------------------------------    ---------------------------------
                                                 Class B      General     Limited                Capital In   Retained
                                                   Unit      Partner's   Partner's     Stock     Excess of    Earnings
                                    Combined     Warrants     Capital     Capital     Warrants   Par Value    (Deficit)
                                    --------     --------    ---------   ---------    --------   ----------   ---------
Balance at March 31, 1999           $ 60,730     $    500    $    767    $ 61,062     $      1    $    800    $ (1,633)
   Partnership Units Issued in
      Exchange for Assets              2,152         --          --         2,152         --          --          --

   Net Earnings (Loss)                    76         --          --         1,151         --          --        (1,075)
   Accumulated Other
      Comprehensive Loss:
        Foreign Currency
        Translation Adjustments          (32)        --          --           (32)        --          --          --
                                    --------     --------    --------    --------     --------    --------    --------

Balance at September 30, 1999       $ 62,926     $    500    $    767    $ 64,333     $      1    $    800    $ (2,708)
                                    ========     ========    ========    ========     ========    ========    ========

         During fiscal year 1998, the partnership agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets. During the first quarter of fiscal 2000, 2,152 Class C Units were issued to Centex Homes, the Partnership's sole limited partner, in exchange for assets having a fair market value of $2.2 million.

         The partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions reduced by repayments thereof, and is the basis for preference accruals. Unrecovered Capital for Class A and Class C limited partners was approximately $62 million as of September 30, 1999 and the unpaid preferred return as of that date was $11.9 million. No preferred return payments were made during the three months or six months ended September 30, 1999.

(E) On April 15, 1999 Centex Development Company UK Limited ("CDC-UK"), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder ("Fairclough"). The purchase price at closing (approximately $226 million) was paid by the delivery of two-year non-interest bearing promissory notes. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that will entitle it to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. During that time period CDC-UK may, however, participate in Fairclough's earnings in excess of certain specified levels.

         However, because the non-voting preference shares retained by the seller have the characteristics of debt, the preference obligations are being reported as interest expense in the financial statements. A major portion of the promissory notes is secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

         During the period between April 15, 1999 and March 31, 2001 Fairclough will be operated by CDC-UK subject to certain guidelines that were negotiated with the seller. After March 31, 2001, CDC-UK will redeem, for a nominal value, the preference shares.

         The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price is as follows (dollars in thousands):

         Inventories, Property and Equipment and Other            $  270,902
         Other Assets                                                  3,469
         Goodwill                                                     30,525
         Notes Issued and Liabilities Assumed                       (304,896)
                                                                  ----------
         Cash Paid                                                $     --
                                                                  ==========

         The following unaudited pro forma results of operations for the three and six months ended September 30, 1998 give effect to the April 15, 1999 acquisition of Fairclough as if such transaction had occurred on April 1, 1998. The financial information for Fairclough included in the unaudited pro forma results of operations is derived from Fairclough's operating results for the three and six months ended September 30, 1998, in accordance with U.S. generally accepted accounting principles and translated to U.S. dollars. This information is based on the historical financial statements of the Companies and the historical financial statements of Fairclough. The pro forma adjustments are directly attributable to the transaction referenced above, and are expected to have a continuing impact on the business, results of operations, and financial position.

                                                                                   Pro Forma Results of Operations
                                                                     ----------------------------------------------------------
                                                                                     For the Three Months Ended
                                                                                         September 30, 1998
                                                                     ----------------------------------------------------------
                                                                         (Dollars in thousands, except per unit/share data)

                                                                                             Centex
                                                                                           Development
                                                                                          Company, L.P.        3333 Holding
                                                                                               and              Corporation
                                                                         Combined          Subsidiaries        and Subsidiary
                                                                        ----------        -------------        --------------
Revenues                                                                 $ 115,664          $  115,548            $     281
                                                                         =========          ==========            =========
Net Earnings (Loss)                                                      $     325          $      578            $    (253)
                                                                         =========          ==========            =========
Net Earnings Allocable to Limited Partner                                                   $      578
                                                                                            ==========
Earnings (Loss) Per Unit/Share                                                              $    10.84            $    (253)
                                                                                            ==========            =========

                                                                                   Pro Forma Results of Operations
                                                                     ----------------------------------------------------------
                                                                                      For the Six Months Ended
                                                                                         September 30, 1998
                                                                     ----------------------------------------------------------
                                                                         (Dollars in thousands, except per unit/share data)

                                                                                             Centex
                                                                                           Development
                                                                                          Company, L.P.        3333 Holding
                                                                                               and              Corporation
                                                                         Combined          Subsidiaries        and Subsidiary
                                                                        ----------        -------------        --------------

Revenues                                                                 $ 168,333          $  167,985            $    757
                                                                         =========          ==========            ========
Net Earnings (Loss)                                                      $       4          $      410            $   (406)
                                                                         =========          ==========            ========
Net Earnings Allocable to Limited Partner                                                   $      410
                                                                                            ==========
Earnings (Loss) Per Unit/Share                                                              $     8.00            $   (406)
                                                                                            ==========            ========

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

(F) The Partnership operates in five principal business segments: International Home Building, Domestic Home Building, Commercial Development, Multi-Family Development and Land Sales. All of the segments, with the exception of International Home Building, operate in the United States. International Home Building currently operates in the United Kingdom.

         The following tables set forth financial information relating to the five business segments for the three and six months ended September 30, 1999 and September 30, 1998 (dollars in thousands):

                                            ---------------------------------------------------------------------------------------
                                                                      Three Months Ended September 30, 1999
                                            ---------------------------------------------------------------------------------------
                                                   Home Building
                                            --------------------------
                                                                           Commercial     Multi-Family
                                            International    Domestic      Development    Development     Land Sales        Total
                                            -------------    ---------     -----------    ------------    ----------     ---------
Revenues                                      $  67,564      $   2,587      $   2,498      $  17,154      $   1,327      $  91,130
Cost of Sales                                   (58,720)        (2,212)        (1,094)       (17,049)        (1,157)       (80,232)
General & Administrative Expenses                (6,003)          (339)          (575)          (495)          (146)        (7,558)
Interest Expense                                 (2,530)          --             (440)            (3)          --           (2,973)
                                              ---------      ---------      ---------      ---------      ---------      ---------
Operating Earnings (Loss)                     $     311      $      36      $     389      $    (393)     $      24      $     367
                                              =========      =========      =========      =========      =========      =========
Identifiable Assets                           $ 318,179      $   6,242      $  54,705      $  23,033      $  28,085      $ 430,244

                                            ---------------------------------------------------------------------------------------
                                                                      Three Months Ended September 30, 1998
                                            ---------------------------------------------------------------------------------------
                                                   Home Building
                                            --------------------------
                                                                           Commercial     Multi-Family
                                            International    Domestic      Development    Development     Land Sales        Total
                                            -------------    ---------     -----------    ------------    ----------     ---------
Revenues                                          *          $   6,497      $      58      $     167      $   1,050      $   7,772
Cost of Sales                                     *             (5,484)          --             --             (883)        (6,367)
General & Administrative Expenses                 *               (410)           (97)          (373)          (107)          (987)
Interest Expense                                  *               --              (22)           (21)          --              (43)
                                                             ---------      ---------      ---------      ---------      ---------
Operating Earnings (Loss)                                    $     603      $     (61)     $    (227)     $      60      $     375
                                                             =========      =========      =========      =========      =========

                                            ---------------------------------------------------------------------------------------
                                                                       Six Months Ended September 30, 1999
                                            ---------------------------------------------------------------------------------------
                                                   Home Building
                                            --------------------------
                                                                           Commercial     Multi-Family
                                            International    Domestic      Development    Development     Land Sales        Total
                                            -------------    ---------     -----------    ------------    ----------     ---------

Revenues                                      $ 137,091      $   5,990      $   3,584      $  17,154      $   5,980      $ 169,799
Cost of Sales                                  (119,816)        (5,145)        (1,382)       (17,049)        (5,404)      (148,796)
General & Administrative Expenses               (11,168)          (719)          (907)        (1,030)          (250)       (14,074)
Interest Expense                                 (5,535)          --             (731)           (15)          --           (6,281)
                                              ---------      ---------      ---------      ---------      ---------      ---------
Operating Earnings (Loss)                     $     572      $     126      $     564      $    (940)     $     326      $     648
                                              =========      =========      =========      =========      =========      =========
Identifiable Assets                           $ 318,179      $   6,242      $  54,705      $  23,033      $  28,085      $ 430,244

                                            ---------------------------------------------------------------------------------------
                                                                       Six Months Ended September 30, 1998
                                            ---------------------------------------------------------------------------------------
                                                   Home Building
                                            --------------------------
                                                                           Commercial     Multi-Family
                                            International    Domestic      Development    Development     Land Sales        Total
                                            -------------    ---------     -----------    ------------    ----------     ---------
Revenues                                          *          $   8,573      $   1,686      $     283      $   3,538      $  14,080
Cost of Sales                                     *             (7,289)        (1,577)          --           (3,067)       (11,933)
General & Administrative Expenses                 *               (802)          (197)          (745)          (244)        (1,988)
Interest Expense                                  *               --              (28)           (40)           (62)          (130)
                                                             ---------      ---------      ---------      ---------      ---------
Operating Earnings (Loss)                                    $     482      $    (116)     $    (502)     $     165      $      29
                                                             =========      =========      =========      =========      =========

                                            ---------------------------------------------------------------------------------------
                                                                      Fiscal Year Ended March 31, 1999
                                            ---------------------------------------------------------------------------------------
                                                   Home Building
                                            --------------------------
                                                                           Commercial     Multi-Family
                                            International    Domestic      Development    Development     Land Sales        Total
                                            -------------    ---------     -----------    ------------    ----------     ---------

Identifiable Assets                               *         $  10,920       $  44,820      $  31,337      $  25,099      $ 112,176

* Business segment did not exist in prior fiscal year.

(G) Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addressed the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued which delays the implementation of this statement for the Companies until April 2001.

(H) Certain prior period balances have been reclassified to be consistent with the September 30, 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        On a combined basis, the Companies' revenues for the three and six months ended September 30, 1999 totaled $91.1 million and $169.8 million, respectively. Revenues of $7.8 million and $14.1 million were reported for the three months and six months ended September 30, 1998, respectively. The significant increase in revenues for the three and six months ended September 30, 1999 resulted primarily from the Partnership's acquisition of Fairclough.

        The companies had combined net earnings for the three and six months ended September 30, 1999 of $56,000 and $76,000, respectively, compared to combined net earnings of $375,000 and $29,000 for the three and six months ended September 30, 1998, respectively.

HOME BUILDING

INTERNATIONAL -

        The following is a summary of International Home Building's results for the three and six months ended September 30, 1999 (dollars in thousands):

                                           --------------------------
                                           For the Three Months Ended
                                               September 30, 1999
                                           --------------------------
Revenues                                          $   67,564
Cost of Sales                                        (58,720)
General & Administrative Expenses                     (6,003)
Interest Expense                                      (2,530)
                                                  ----------
Operating Earnings                                $      311
                                                  ==========

Units Closed                                             361
                                                  ===========

                                           --------------------------
                                           For the Six Months Ended
                                               September 30, 1999
                                           --------------------------
Revenues                                          $   137,091
Cost of Sale                                         (119,816)
General & Administrative Expenses                     (11,168)
Interest Expense                                       (5,535)
                                                  -----------
Operating Earnings                                $       572
                                                  ===========

Units Closed                                              770
                                                  ===========

         The Partnership acquired this segment in the first quarter of fiscal 2000. The seller received $226 million in non-interest bearing promissory notes due March 31, 2001 and retained preferred non-voting shares in Fairclough. The preferred shares require a preferred distribution and have a nominal residual interest value that is mandatorily redeemable on March 31, 2001. During the three and six months ended September 30, 1999, Fairclough generated earnings totaling $2.8 million and $5.5 million, respectively, which are subject to distribution under the preferred share arrangement. The companies have accounted for the non-interest bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, distributions attributable to the preferred shares are accrued as interest expense in the accompanying financial statements.

DOMESTIC -

         The following is a summary of Domestic Home Building's results for the three and six months ended September 30, 1999 compared to the same periods for the prior year (dollars in thousands):

                                               -----------------------------
                                                For the Three Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1999             1998
                                               -----------       -----------
Sales Revenues                                 $    2,587        $    6,497
Cost of Sales                                      (2,212)           (5,484)
General & Administrative Expenses                    (339)             (410)
                                               ----------        ----------
Operating Earnings                             $       36        $      603
                                               ==========        ==========

Units Closed                                            8                22
                                               ==========        ==========

                                               -----------------------------
                                                 For the Six Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1999             1998
                                               -----------       -----------
Sales Revenues                                 $     5,990       $     8,573
Cost of Sales                                       (5,145)           (7,289)
General & Administrative Expenses                     (719)             (802)
                                               -----------       -----------
Operating Earnings                             $       126       $       482
                                               ===========       ===========

Units Closed                                            19                29
                                               ===========       ===========

         During the three and six months ended September 30, 1999 and 1998, sales revenues included revenues from the sale of certain single-family homes in New Jersey. In July 1999, the Partnership obtained final zoning approval for the development of an additional 251 single family homes.

COMMERCIAL DEVELOPMENT

         The following is a summary of Commercial Development's results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars and square feet in thousands):

                                               --------------------------------
                                                  For the Three Months Ended
                                                         September 30,
                                               --------------------------------
                                                   1999                1998
                                               ------------        ------------
Sales Revenues                                 $      1,422        $         58
Rental Income                                         1,076                --
Cost of Sales                                        (1,094)               --
General & Administrative Expenses                      (575)                (97)
Interest Expense                                       (440)                (22)
                                               ------------        ------------
Operating Earnings (Loss)                      $        389        $        (61)
                                               ============        ============

Operating Square Feet                                   670                  38
                                               ============        ============

                                               -----------------------------
                                                 For the Six Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1999             1998
                                               -----------       -----------
Sales Revenues                                 $     1,864       $     1,686
Rental Income                                        1,720              --
Cost of Sales                                       (1,382)           (1,577)
General & Administrative Expenses                     (907)             (197)
Interest Expense                                      (731)              (28)
                                               -----------       -----------
Operating Earnings (Loss)                      $       564       $      (116)
                                               ===========       ===========

Operating Square Feet                                  670              --
                                               ===========       ===========

         Sales revenues for the three months ended September 30, 1999 included the sale of certain residential lots in Texas and certain commercial land in California. Sales revenues for the same period in the prior year included the sale of industrial land to a joint venture, in which the Partnership owns a 10% interest.

MULTI-FAMILY DEVELOPMENT

         The following is a summary of Multi-Family Development's
("Multi-Family") results for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 (dollars in thousands):

                                               -----------------------------
                                                For the Three Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1999             1998
                                               -----------       -----------
Revenues                                       $    17,154       $       167
Cost of Sales                                      (17,049)             --
General & Administrative Expenses                     (495)             (373)
Interest Expense                                        (3)              (21)
                                               -----------       -----------
Operating Loss                                 $      (393)      $      (227)
                                               ===========       ===========

                                               -----------------------------
                                                 For the Six Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1999             1998
                                               -----------       -----------
Revenues                                       $    17,154       $       283
Cost of Sales                                      (17,049)             --
General & Administrative Expenses                   (1,030)             (745)
Interest Expense                                       (15)              (40)
                                               -----------       -----------
Operating Loss                                 $      (940)      $      (502)
                                               ===========       ===========

         Revenues during the three and six months ended September 30, 1999 resulted from the sale of a Texas apartment complex that had been constructed subject to a pre-sale agreement. Revenues during the three and six months ended September 30, 1998 consisted primarily of development fee income.

LAND SALES

         The following is a summary of Land Sales' operating results for the three and six months ended September 30, 1999 compared to the same periods for the prior year (dollars in thousands):

                                               -----------------------------
                                                For the Three Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1999             1998
                                               -----------       -----------
Sales Revenues                                 $     1,327       $     1,050
Cost of Sales                                       (1,157)             (883)
General & Administrative Expenses                     (146)             (107)
Interest Expense                                      --                --
                                               -----------       -----------
Operating Earnings                             $        24       $        60
                                               ===========       ===========

                                               -----------------------------
                                                 For the Six Months Ended
                                                       September 30,
                                               -----------------------------
                                                   1999             1998
                                               -----------       -----------
Sales Revenues                                 $     5,980       $     3,538
Cost of Sales                                       (5,404)           (3,067)
General & Administrative Expenses                     (250)             (244)
Interest Expense                                      --                 (62)
                                               -----------       -----------
Operating Earnings                             $       326       $       165
                                               ===========       ===========

         Revenues for the three months ended September 30, 1999 included the sale of certain residential lots in Florida to Centex's homebuilding operations. Revenues for the six month period ended September 30, 1999 consisted of $3.1 million in residential lot sales to Centex Homes and the sale of certain commercial land in Texas. Real Estate sales during the six months ended September 30, 1998 included $2.8 million of lot sales to Centex Homes and the sale of certain commercial property in Texas.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 30, 1999, 2,152 Class C Preferred Partnership Units were issued in exchange for assets with a fair market value of $2.2 million. Also during the six months ended September 30, 1999, the Companies closed on non-recourse commercial development project loans totaling $27.7 million. The project loans are collateralized by commercial properties and have ten-year maturities with fixed interest rates ranging from 6.9% to 7.4%.

         The Partnership believes that the revenues, earnings, and liquidity from its current operations will be sufficient to provide the necessary funding for the current and future needs.

YEAR 2000 COMPLIANCE

         The Companies have a variety of operating systems, computer software applications, computer hardware equipment (collectively, "IT Systems"), and other equipment with embedded electronic circuits (collectively, the "Non-IT Systems" and together with the IT Systems, the "Systems"). Pursuant to the services agreement Holding has with Centex Service Company, Year 2000 compliance issues are being addressed by a Year 2000 Task Force Team comprised of key personnel in the management information systems, legal, internal audit, and accounting areas of Centex as well as by management of the Companies. Since fiscal 1997, the Companies have been engaged in an ongoing process of identifying, evaluating, and implementing changes to their Systems in order to ensure Year 2000 compliance. As a result of this process, a small number of Systems were identified as being unable to interpret dates after December 31, 1999. The affected Systems were primarily IT Systems that are not critical to the material operations of the Companies. In all of the cases, the replacement or upgrading of the non-compliant Systems occurred as part of their normal ongoing updating. All non-compliant Systems have been replaced (or otherwise remediated) and tested. During the remediation process, the timetable for addressing non-compliance of Systems was substantially the same for both IT Systems and Non-IT Systems.

         The Companies do not believe (i) that the relatively few non-critical non-compliant Systems posed a material risk to the financial condition of the Companies as a whole, or of the individual operations of subsidiaries or operating divisions that currently have non-critical non-compliant Systems or
(ii) that the cost of replacing, upgrading or otherwise changing the relatively few non-critical non-compliant Systems was material to the Companies as a whole, or to the individual subsidiaries or operating divisions. The Companies used internally generated cash to fund the correction of Systems that were not compliant.

         Through the services agreement Holding has with Centex Service Company, the Companies engaged the services of a third-party consulting firm to evaluate their Year 2000 readiness. The consulting firm's review was completed during the fourth quarter of fiscal 1999. The firm's conclusions were consistent with the Companies' internal determinations of their Year 2000 readiness. The Companies have adopted the consulting firm's recommendations for achieving Year 2000 compliance. In addition, The Year 2000 Task Force Team has completed its Year 2000 contingency plan for the Companies.

         Achieving Year 2000 compliance is dependent on many factors, some of which are not within the Companies' control. The Companies obtain information, materials, and services from numerous sources, and provide goods and services to numerous customers. The failure of any of these third parties (including federal, state, and local governments and agencies) to achieve Year 2000 readiness could adversely affect the Companies' financial condition and results of operations.

         The Companies believe the most likely Year 2000 worst-case scenario would be the failure of some significant vendors, subcontractors or other third parties to achieve compliance, resulting in a slowdown of the Companies' operations. The Companies are not aware of any such third parties that are not Year 2000 compliant. In order to address the potential non-compliance by third parties, the Companies surveyed their largest customers, contractors, and vendors by sending requests for disclosure of Year 2000 readiness. The number of surveys sent as well as the form of survey used varied by the subsidiary or operating division of the Companies making the request for confirmation of compliance. To date, 80% of the surveys that were distributed have been returned, and all of the responding third parties have indicated that they are Year 2000 compliant. The responses received to date range from detailed analyses of readiness with descriptions of contingency plans to general statements of readiness. With respect to unanswered surveys, the management of the respective subsidiaries and divisions will continue to follow-up throughout the remainder of the year through a combination of continued follow-up requests and direct conversations with those parties whose operations are material to the Companies or their respective subsidiaries or divisions in order to ascertain the Y2K readiness of such parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 22, 1999, 3333 Holding Corporation held its Annual Meeting of Stockholders. At the Annual Meeting, Richard C. Decker, Josiah O. Low, III and David M. Sherer were elected as directors to serve for a one year term until the 2000 Annual Meeting. Voting results for these nominees are summarized as follows:

                                                      Number of Shares
                                                --------------------------------
                                                  For                  Against
                                                -------                -------
             Richard C. Decker                    873                     8
             Josiah O. Low, III                   874                     7
             David M. Sherer                      874                     7

ITEM 5.  OTHER INFORMATION

         During the October 1999 Board meeting, the Board of Directors authorized a fourth directorship position on the Board and immediately thereafter elected Roger O. West for this position for the remainder of a standard one year term.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (1)   Exhibits

               Exhibit 4.12 Instrument constituting Negotiable Loan Notes 2001 dated April 15, 1999 made by Centex Development Company UK Limited ("CDC-UK")

               Exhibit 4.13 Instrument constituting Guaranteed Unsecured Set Off Loan Notes 2001 dated April 15, 1999 made by CDC-UK

               Exhibit 10.19 Irrevocable Letter of Credit dated April 15, 1999 made by National Westminister Bank Plc to AMEC Finance Limited for certain obligations of CDC-UK

               Exhibit 27.2     Financial Data Schedule

               Exhibit 27.3     Financial Data Schedule

         (2)   Reports on Form 8-K

               The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1999.

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


                                             3333 HOLDING CORPORATION
                                  ---------------------------------------------
                                                    Registrant



November 12, 1999                             /s/ Richard C. Decker
                                  ---------------------------------------------
                                                Richard C. Decker
                                        Director, Chairman, President and
                                             Chief Executive Officer
                                          (principal executive officer)


November 12, 1999                             /s/ Kimberly A. Pinson
                                  ---------------------------------------------
                                                Kimberly A. Pinson
                                    Vice President, Treasurer, Controller and
                                               Assistant Secretary
                                         (principal financial officer and
                                            chief accounting officer)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CENTEX DEVELOPMENT COMPANY, L.P.
                                  ---------------------------------------------
                                                   Registrant

                                        By: 3333 Development Corporation,
                                                 General Partner

November 12, 1999                             /s/ Richard C. Decker
                                  ---------------------------------------------
                                                Richard C. Decker
                                        Director, Chairman, President and
                                             Chief Executive Officer
                                          (principal executive officer)


November 12, 1999                            /s/ Kimberly A. Pinson
                                  ---------------------------------------------
                                               Kimberly A. Pinson
                                    Vice President, Treasurer, Controller and
                                               Assistant Secretary
                                        (principal financial officer and
                                            chief accounting officer)

                                INDEX TO EXHIBITS


Exhibit No.         Description
------------        ----------------------------------------------------------
Exhibit 4.12        Instrument constituting Negotiable Loan Notes
                    2001 dated April 15, 1999 made by Centex
                    Development Company UK Limited ("CDC-UK")

Exhibit 4.13        Instrument constituting Guaranteed Unsecured
                    Set Off Loan Notes 2001 dated April 15, 1999 made by CDC-UK

Exhibit 10.19       Irrevocable Letter of Credit dated April 15,
                    1999 made by National Westminister Bank Plc to
                    AMEC Finance Limited for certain obligations of CDC-UK

Exhibit 27.1        Financial Data Schedule - Centex Corporation

Exhibit 27.2        Financial Data Schedule - 3333 Holding Corporation

Exhibit 27.3        Financial Data Schedule - Centex Development Company, L.P.