Form 10-Q
period 1999-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2000-02-14
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                DECEMBER 31, 1999

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

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on January 31, 2000:


Centex Corporation                     Common Stock                                      59,385,282 shares
3333 Holding Corporation               Common Stock                                           1,000 shares
Centex Development Company, L.P.       Class A Units of Limited Partnership Interest         32,260 units
Centex Development Company, L.P.       Class C Units of Limited Partnership Interest         35,082 units

                       CENTEX CORPORATION AND SUBSIDIARIES
                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                           FORM 10-Q TABLE OF CONTENTS


                                DECEMBER 31, 1999


                       CENTEX CORPORATION AND SUBSIDIARIES

                                                                                            PAGE
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Consolidated Financial Statements                            1

                        Condensed Consolidated Statement of Earnings
                        for the Three Months Ended December 31, 1999                           2

                        Condensed Consolidated Statement of Earnings
                        for the Nine Months Ended December 31, 1999                            3

                        Condensed Consolidated Balance Sheets                                  4

                        Condensed Consolidated Statement of Cash Flows
                        for the Nine Months Ended December 31, 1999                            6

                        Notes to Condensed Consolidated Financial Statements                   7

            ITEM 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                             16

            ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk            27

PART II.    OTHER INFORMATION

            ITEM 6.     Exhibits and Reports on Form 8-K                                      28

SIGNATURES                                                                                    29

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                                                                                              PAGE
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Combining Financial Statements                                30

                        Condensed Combining Statement of Operations
                        for the Three Months Ended December 31, 1999                            31

                        Condensed Combining Statement of Operations
                        for the Nine Months Ended December 31, 1999                             32

                        Condensed Combining Balance Sheets                                      33

                        Condensed Combining Statements of Cash Flows
                        for the Nine Months Ended December 31, 1999                             34

                        Notes to Condensed Combining Financial Statements                       35

            ITEM 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                               41

            ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk              46

PART II.    OTHER INFORMATION

            ITEM 6.     Exhibits and Reports on Form 8-K                                        47

SIGNATURES                                                                                  48, 49

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

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                       -----------------------------
                                                         For the Three Months Ended
                                                               December 31,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
REVENUES
   Home Building
      Conventional Homes                               $    863,177     $    671,404
      Manufactured Homes                                     47,160           39,819
   Investment Real Estate                                    15,908            8,566
   Financial Services                                       106,568          116,234
   Construction Products                                    108,370           84,863
   Contracting and Construction Services                    287,978          335,200
                                                       ------------     ------------
                                                          1,429,161        1,256,086
                                                       ------------     ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                                    789,847          613,305
      Manufactured Homes                                     44,484           36,345
   Investment Real Estate                                     6,991              196
   Financial Services                                        97,345           92,085
   Construction Products                                     63,038           53,314
   Contracting and Construction Services                    281,178          331,511
   Other, net                                                   628            2,844
   Corporate General and Administrative                       8,483            7,084
   Interest Expense                                          18,467           10,929
   Minority Interest                                         16,971           13,839
                                                       ------------     ------------
                                                          1,327,432        1,161,452
                                                       ------------     ------------

EARNINGS BEFORE INCOME TAXES                                101,729           94,634
   Income Taxes                                              38,553           35,591
                                                       ------------     ------------

NET EARNINGS                                           $     63,176     $     59,043
                                                       ============     ============

EARNINGS PER SHARE
   Basic                                               $       1.07     $       0.99
                                                       ============     ============
   Diluted                                             $       1.04     $       0.96
                                                       ============     ============

AVERAGE SHARES OUTSTANDING
   Basic                                                 59,230,006       59,410,876
   Common Share Equivalents
      Options                                             1,093,566        1,851,083
      Convertible Debenture                                 400,000          400,000
                                                       ------------     ------------
   Diluted                                               60,723,572       61,661,959
                                                       ============     ============

CASH DIVIDENDS PER SHARE                               $       0.04     $       0.04
                                                       ============     ============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                       -----------------------------
                                                         For the Nine Months Ended
                                                                December 31,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
REVENUES
   Home Building
      Conventional Homes                               $  2,461,533     $  1,881,586
      Manufactured Homes                                    145,978          130,748
   Investment Real Estate                                    27,357           17,479
   Financial Services                                       343,932          324,133
   Construction Products                                    323,391          256,485
   Contracting and  Construction Services                   928,646          999,343
                                                       ------------     ------------
                                                          4,230,837        3,609,774
                                                       ------------     ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                                  2,258,855        1,730,613
      Manufactured Homes                                    138,153          120,522
   Investment Real Estate                                     3,270           (4,752)
   Financial Services                                       301,536          252,508
   Construction Products                                    190,822          163,007
   Contracting and Construction Services                    911,176          987,939
   Other, net                                                 3,529            7,605
   Corporate General and Administrative                      23,821           19,195
   Interest Expense                                          45,828           29,164
   Minority Interest                                         51,677           42,251
                                                       ------------     ------------
                                                          3,928,667        3,348,052
                                                       ------------     ------------

EARNINGS BEFORE INCOME TAXES                                302,170          261,722
   Income Taxes                                             115,063           97,955
                                                       ------------     ------------

NET EARNINGS                                           $    187,107     $    163,767
                                                       ============     ============

EARNINGS PER SHARE
   Basic                                               $       3.15     $       2.75
                                                       ============     ============
   Diluted                                             $       3.06     $       2.65
                                                       ============     ============

AVERAGE SHARES OUTSTANDING
   Basic                                                 59,370,180       59,496,866
   Common Share Equivalents
      Options                                             1,434,485        1,991,600
      Convertible Debenture                                 400,000          400,000
                                                       ------------     ------------
   Diluted                                               61,204,665       61,888,466
                                                       ============     ============

CASH DIVIDENDS PER SHARE                               $       0.12     $       0.12
                                                       ============     ============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                             --------------------------------
                                                    Centex Corporation
                                                     and Subsidiaries
                                             --------------------------------
                                             December 31,           March 31,
                                                 1999*               1999**
                                             ------------        ------------
ASSETS
Cash and Cash Equivalents                    $    161,713        $    111,268
Receivables -
   Residential Mortgage Loans                     734,885           1,395,616
   Other                                          391,937             459,778
Inventories                                     2,096,026           1,533,819
Investments -
   Centex Development Company, L.P.                72,606              63,207
   Joint Ventures and Other                        66,674              48,594
   Unconsolidated Subsidiaries                         --                  --
Property and Equipment, net                       338,025             313,655
Other Assets -
   Deferred Income Taxes                           28,123              49,107
   Goodwill, net                                  245,719             222,162
   Mortgage Securitization
   Residual Interest                              141,247              80,152
   Deferred Charges and Other                     124,201              57,388
                                             ------------        ------------
                                             $  4,401,156        $  4,334,746
                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and
Accrued Liabilities                          $  1,044,091        $  1,018,650
Short-term Debt                                 1,236,462           1,626,600
Long-term Debt                                    570,179             284,299
Payables to Affiliates                                 --                  --
Minority Stockholders' Interest                   133,567             140,721
Negative Goodwill                                  54,837              66,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                              --                  --
   Common Stock $.25 Par
      Value; Authorized
      100,000,000 Shares; Issued
      and Outstanding
      59,138,968 and 59,388,350
      respectively                                 14,785              14,847
   Capital in Excess of Par Value                   5,340              20,822
   Retained Earnings                            1,341,943           1,161,970
   Accumulated Other Comprehensive Loss               (48)                 --
                                             ------------        ------------
Total Stockholders' Equity                      1,362,020           1,197,639
                                             ------------        ------------
                                             $  4,401,156        $  4,334,746
                                             ============        ============

See notes to condensed consolidated financial statements.
* Unaudited
** Condensed from audited financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

----------------------------------------------------------------------------

        Centex Corporation                         Financial Services
-----------------------------------       ----------------------------------
 December 31,           March 31,           December 31,          March 31,
     1999*                1999**               1999*               1999**
--------------       --------------       --------------      --------------

$      128,365       $       72,279       $       33,348      $       38,989

            --                   --              734,885           1,395,616
       359,392              404,043               32,545              55,735
     2,096,026            1,533,819                   --                  --

        72,606               63,207                   --                  --
        66,674               48,594                   --                  --
       241,451              221,744                   --                  --
       297,638              285,891               40,387              27,764

        20,010               40,541                8,113               8,566
       228,888              206,595               16,831              15,567

            --                   --              141,247              80,152
        64,644               40,962               59,557              16,426
--------------       --------------       --------------      --------------
$    3,575,694       $    2,917,675       $    1,066,913      $    1,638,815
==============       ==============       ==============      ==============


$      974,347       $      926,377       $       69,744      $       92,273
       483,322              303,656              753,140           1,322,944
       570,179              284,299                   --                  --
            --                   --               73,781             102,652
       130,989              138,867                2,578               1,854
        54,837               66,837                   --                  --


            --                   --                   --                  --






        14,785               14,847                    1                   1
         5,340               20,822              108,467              75,944
     1,341,943            1,161,970               59,202              43,147
           (48)                  --                   --                  --
--------------       --------------       --------------      --------------
     1,362,020            1,197,639              167,670             119,092
--------------       --------------       --------------      --------------
$    3,575,694       $    2,917,675       $    1,066,913      $    1,638,815
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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                            -------------------------
                                                            For the Nine Months Ended
                                                                     December 31,
                                                            -------------------------
                                                                1999          1998
                                                            ------------  -----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                             $  187,107      $ 163,767
   Adjustments -
      Depreciation and Amortization                             34,838         27,180
      Deferred Income Taxes                                     10,941         42,814
      Equity in (Earnings) Loss of Centex Development
        Company, L.P. and Joint Ventures                          (648)           396
      Minority Interest, net of taxes                           33,233         27,674
   Decrease (Increase) in Receivables                           68,912        (31,774)
   Decrease (Increase) in Residential Mortgage Loans           660,731       (287,721)
   Increase in Inventories                                    (485,419)      (494,997)
   Increase in Payables and Accruals                            15,268        132,358
   Increase in Other Assets                                   (137,737)      (152,488)
   Other, net                                                  (40,387)       (32,471)
                                                            ----------      ---------
                                                               346,839       (605,262)
                                                            ----------      ---------
CASH FLOWS - INVESTING ACTIVITIES
   Increase in Advances to Centex Development
      Company, L.P. and Joint Ventures                         (23,566)       (44,116)
   Acquisition of Home Building Operations                     (74,119)            --
   Other Acquisitions                                           (9,349)            --
   Increase in Property and Equipment, net                     (55,220)       (34,836)
                                                            ----------      ---------
                                                              (162,254)       (78,952)
                                                            ----------      ---------
CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Debt -
      Secured by Residential Mortgage Loans                   (569,804)       358,321
      Other                                                    458,390        357,889
   Retirement of Common Stock                                  (29,032)       (19,049)
   Proceeds from Stock Option Exercises                         13,488          7,719
   Dividends Paid                                               (7,134)        (7,143)
                                                            ----------      ---------
                                                              (134,092)       697,737
                                                            ----------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (48)            --
                                                            ----------      ---------

NET INCREASE IN CASH                                            50,445         13,523

CASH AT BEGINNING OF PERIOD                                    111,268         98,316
                                                            ----------      ---------

CASH AT END OF PERIOD                                       $  161,713      $ 111,839
                                                            ==========      =========


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES
                                DECEMBER 31, 1999
                             (Dollars in thousands)
                                   (unaudited)



(A) Comprehensive income is summarized for the three and nine months ended December 31, 1999 below:


                                                      --------------------------        -------------------------
                                                      For the Three Months Ended        For the Nine Months Ended
                                                          December 31, 1999                December 31, 1999
                                                      --------------------------        -------------------------
Net Earnings                                             $             63,176             $            187,107
Other Comprehensive Loss:
         Foreign Currency Translation Adjustments                         (16)                             (48)
                                                         --------------------             --------------------
Comprehensive Income                                     $             63,160             $            187,059
                                                         ====================             ====================

         Other Comprehensive Income results from Centex's investment in Centex Development Company, L.P. and subsidiaries. For additional information on Centex Development Company, L.P. and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

(B) Changes in stockholders' equity are summarized below:

                                                                                                  Accumulated
                                                                Capital in                           Other
                                 Preferred        Common       Excess of Par     Retained        Comprehensive
                                   Stock          Stock            Value         Earnings            Loss             Total
                               -------------  --------------   -------------   -------------    ---------------   --------------
Balance, March 31, 1999        $          --  $       14,847   $      20,822   $   1,161,970    $            --   $    1,197,639

     Net Earnings                         --              --              --         187,107                 --          187,107
     Exercise of Stock Options            --             204          13,284              --                 --           13,488
     Retirement of 1,063,300
        Shares                            --            (266)        (28,766)             --                 --          (29,032)

     Cash Dividends                       --              --              --          (7,134)                --           (7,134)
     Foreign Currency
       Translation
       Adjustments                        --              --              --              --                (48)             (48)
                               -------------  --------------   -------------   -------------    ---------------   --------------

BALANCE, DECEMBER 31, 1999     $          --  $       14,785   $       5,340   $   1,341,943    $           (48)  $    1,362,020
                               =============  ==============   =============   =============    ===============   ==============


(C) In March 1987, certain of Centex's subsidiaries contributed to Centex Development Company, L.P. (the "Partnership"), a newly formed master limited partnership, certain properties at their historical cost basis. The Partnership was formed to enable stockholders to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex's traditional financial objectives.

         The Partnership is controlled by its general partner, 3333 Development Corporation ("Development"), which is in turn wholly-owned by 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding (the "Securities") was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex. The Securities, held by a nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The Securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

         The four-person Board of Directors of Holding is elected by the stockholders of Centex. The majority of the Board members are independent outside directors, none of whom are directors of Centex. Accordingly, the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent board of Holding manage the Partnership's conduct of its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         The Company accounts for its investment in the Partnership on the equity method of accounting because the Company's interest in the cash and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

         During fiscal 1998, the agreement governing the Partnership was amended to allow for the issuance of new Class C Limited Partnership Units ("Class C Units"). During fiscal 2000, 8,095 Class C Units were issued in exchange for assets with a fair market value of $8.1 million. Gains, if any, related to the assets acquired by the Partnership from Centex are deferred until the assets are sold by the Partnership. The partnership agreement provides that Centex, as the sole Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash distributions representing return of the capital. Unrecovered Capital as of December 31, 1999 was approximately $68 million and the unpaid preferred return as of that date was $13.3 million. No preferred return payments were made during the three or nine months ended December 31, 1999.

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


                                                                 ------------      ------------
                                                                 DECEMBER 31,        March 31,
                                                                     1999              1999*
                                                                 ------------      ------------
ASSETS
  Cash and Cash Equivalents                                      $    186,010      $    111,632
  Receivables                                                       1,139,829         1,860,090
  Inventories                                                       2,469,072         1,639,664
  Investments in Joint Ventures and Other                              68,316            49,266
  Property and Equipment, net                                         341,635           313,886
  Other Assets                                                        579,655           410,321
                                                                 ------------      ------------
                                                                 $  4,784,517      $  4,384,859
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued Liabilities                       $  1,102,586      $  1,026,867
  Short-term Debt                                                   1,561,328         1,668,496
  Long-term Debt                                                      570,179           284,299
  Minority Stockholders' Interest                                     133,567           140,721
  Negative Goodwill                                                    54,837            66,837
  Stockholders' Equity                                              1,362,020         1,197,639
                                                                 ------------      ------------
                                                                 $  4,784,517      $  4,384,859
                                                                 ============      ============

* Condensed from audited financial statements.

SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS


                                                                 ------------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                      1999              1998
                                                                 ------------      ------------
Revenues                                                         $  4,479,147      $  3,626,072
Costs and Expenses                                                  4,176,376         3,365,134
                                                                 ------------      ------------
Earnings Before Income Taxes                                          302,771           260,938
Income Taxes                                                          115,664            97,955
                                                                 ------------      ------------
NET EARNINGS                                                          187,107           162,983
Other Comprehensive Loss                                                  (48)               --
                                                                 ------------      ------------
COMPREHENSIVE INCOME                                             $    187,059      $    162,983
                                                                 ============      ============


(D) In order to ensure the future availability of land for the Company's homebuilding operations, the Company has made cumulative deposits totaling approximately $52 million for options to purchase undeveloped land and developed lots having a total purchase price of approximately $1.3 billion. These options and commitments expire at various dates through the year 2005.

(E) Interest cost relating to the Financial Services operations is included in its costs and expenses. Interest cost related to non-financial services operations is included in interest expense.

                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Total Interest Cost Incurred                                     $     34,272      $     30,852
Less - Financial Services Interest Expense                            (15,805)          (19,923)
                                                                 ------------      ------------
Interest Expense, net                                            $     18,467      $     10,929
                                                                 ============      ============


                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Total Interest Cost Incurred                                     $     97,657      $     89,447
Less - Financial Services Interest Expense                            (51,829)          (60,283)
                                                                 ------------      ------------

Interest Expense, net                                            $     45,828      $     29,164
                                                                 ============      ============


(F) In April 1994, Centex Construction Products, Inc. ("Construction Products") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP". Centex's ownership interest in Construction Products increased to 63.2% as of December 31, 1999 compared to 59.2% as of December 31, 1998 as a consequence of a share repurchase program authorized by Construction Products' Board of Directors.

(G) In fiscal 1996, the Company acquired an equity interest in Vista Properties, Inc. ("Vista"), which owned a real estate portfolio of properties located in seven states in which the Company has significant operations. The Investment Real Estate portfolio was reduced to a nominal "book basis" after recording certain deferred tax benefits related to this acquisition. Accordingly, as these properties are developed or sold the net sales proceeds are reflected as operating margin.

    Negative goodwill related to the Vista acquisition is being amortized to earnings over the estimated period over which the related assets will be developed, sold or realized. All investment property operations are being reported through the "Investment Real Estate" business segment.

(H) The Company operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products, and Contracting and Construction Services. These segments operate primarily in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.

    Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in Centex Development Company, L.P. (approximately $73 million) is included in the Investment Real Estate segment.

HOME BUILDING

CONVENTIONAL HOMES

         Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. The following tables set forth financial information relating to the Conventional Homes operations (dollars in millions):


                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $      863.2      $      671.4
Cost of Sales                                                          (666.6)           (518.9)
Selling, General & Administrative Expenses                             (123.3)            (94.4)
                                                                 ------------      ------------
Operating Earnings                                               $       73.3      $       58.1
                                                                 ============      ============


                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $    2,461.5      $    1,881.6
Cost of Sales                                                        (1,898.9)         (1,464.3)
Selling, General & Administrative Expenses                             (359.9)           (266.3)
                                                                 ------------      ------------
Operating Earnings                                               $      202.7      $      151.0
                                                                 ============      ============


MANUFACTURED HOMES

         Manufactured Homes operations involve the manufacture of residential and park model homes and the sale of these homes through a network of Company-owned and independent dealers. The Company entered the Manufactured Homes industry in March 1997, when a subsidiary acquired approximately 80% of Cavco Industries. Centex purchased the remaining minority interest in Cavco Industries during the third quarter of fiscal 2000.

         The following tables set forth financial information relating to the Manufactured Homes operations (dollars in millions):


                                                                 ------------------------------
                                                                    For the Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $       47.1      $       39.8
Cost of Sales                                                           (36.5)            (29.8)
Selling, General & Administrative Expenses                               (7.1)             (5.7)
Goodwill Amortization                                                    (0.8)             (0.8)
                                                                 ------------      ------------
Operating Earnings                                                        2.7               3.5
Minority Interest                                                          --              (0.7)
                                                                 ------------      ------------
Net Operating Earnings to Centex                                 $        2.7      $        2.8
                                                                 ============      ============

                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $      146.0      $      130.8
Cost of Sales                                                          (114.2)           (101.3)
Selling, General & Administrative Expenses                              (21.4)            (16.9)
Goodwill Amortization                                                    (2.6)             (2.4)
                                                                 ------------      ------------
Operating Earnings                                                        7.8              10.2
Minority Interest                                                        (1.0)             (2.0)
                                                                 ------------      ------------
Net Operating Earnings to Centex                                 $        6.8      $        8.2
                                                                 ============      ============

INVESTMENT REAL ESTATE

         Investment Real Estate operations involve the development of land primarily for multi-family, industrial, office, retail and mixed-use projects. The following tables set forth financial information relating to the Investment Real Estate operations (dollars in millions):

                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $       15.9      $        8.6
Cost of Sales                                                            (6.8)             (2.7)
Selling, General & Administrative Expenses                               (4.2)             (1.5)
Negative Goodwill Amortization                                            4.0               4.0
                                                                 ------------      ------------
Operating Earnings                                               $        8.9      $        8.4
                                                                 ============      ============


                                                                 ------------------------------
                                                                   For the Nine Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $       27.4      $       17.5
Cost of Sales                                                            (8.0)             (2.9)
Selling, General & Administrative Expenses                               (7.3)             (4.4)
Negative Goodwill Amortization                                           12.0              12.0
                                                                 ------------      ------------
Operating Earnings                                               $       24.1      $       22.2
                                                                 ============      ============


         Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $7.9 million and $16.8 million for the three and nine months ended December 31, 1999 and $5.6 million and $13.0 million for the same three and nine month periods last year. As of December 31, 1999, the Investment Real Estate Group had approximately $60 million of nominally valued assets.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional and manufactured homes, home equity and sub-prime lending and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others. The following tables set forth financial information relating to the Financial Services operations (dollars in millions):

                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues, including interest income of $19.2 million
     in fiscal 2000 and $25.0 million in fiscal 1999             $      106.6      $      116.2
Selling, General & Administrative Expenses                              (81.6)            (72.2)
Interest Expense                                                        (15.8)            (19.9)
                                                                 ------------      ------------
Operating Earnings                                               $        9.2      $       24.1
                                                                 ============      ============

                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues, including interest income of $70.2 million
     in fiscal 2000 and $75.0 million in fiscal 1999             $      343.9      $      324.1
Selling, General & Administrative Expenses                             (249.7)           (192.2)
Interest Expense                                                        (51.8)            (60.3)
                                                                 ------------      ------------
Operating Earnings                                               $       42.4      $       71.6
                                                                 ============      ============


CONSTRUCTION PRODUCTS

         Construction Products operations involve the manufacture and sale of cement, gypsum wallboard, and concrete and aggregates. The following tables set forth financial information relating to the Construction Products operations (dollars in millions):

                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $      108.4      $       84.9
Interest Income                                                           1.1               0.6
Cost of Sales and Plant Operating Expenses                              (62.5)            (52.3)
Selling, General & Administrative Expenses                               (1.2)             (1.2)
Goodwill Amortization                                                    (0.4)             (0.5)
                                                                 ------------      ------------
Operating Earnings                                                       45.4              31.5
Minority Interest                                                       (17.0)            (13.2)
                                                                 ------------      ------------
Net Operating Earnings to Centex                                 $       28.4      $       18.3
                                                                 ============      ============

                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $      323.4      $      256.5
Interest Income                                                           2.4               2.2
Cost of Sales and Plant Operating Expenses                             (188.6)           (161.7)
Selling, General & Administrative Expenses                               (3.5)             (3.0)
Goodwill Amortization                                                    (1.1)             (0.5)
                                                                 ------------      ------------
Operating Earnings                                                      132.6              93.5
Minority Interest                                                       (50.7)            (40.3)
                                                                 ------------      ------------
Net Operating Earnings to Centex                                 $       81.9      $       53.2
                                                                 ============      ============

CONTRACTING AND CONSTRUCTION SERVICES

         Contracting and Construction Services operations involve the construction of buildings for both private and government interests including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

         The following tables set forth financial information relating to the Contracting and Construction Services operations. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate) is reflected in this segment data, however these amounts are eliminated in consolidation (dollars in millions):

                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $      288.0      $      335.2
Construction Contract Costs                                            (269.6)           (321.1)
Selling, General & Administrative Expenses                              (11.6)            (10.4)
                                                                 ------------      ------------
Operating Income, as reported                                             6.8               3.7
Intercompany Interest Income*                                             2.0               2.1
                                                                 ------------      ------------
Total Economic Return                                            $        8.8      $        5.8
                                                                 ============      ============

                                                                 ------------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $      928.6      $      999.3
Construction Contract Costs                                            (875.5)           (957.5)
Selling, General & Administrative Expenses                              (35.6)            (30.4)
                                                                 ------------      ------------
Operating Income, as reported                                            17.5              11.4
Intercompany Interest Income*                                             6.3               4.9
                                                                 ------------      ------------
Total Economic Return                                            $       23.8      $       16.3
                                                                 ============      ============

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

         The following tables summarize financial information relating to the Corporate and Other, net segments (dollars in millions):

                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Operating Loss - Other, net                                      $       (0.6)     $       (2.8)
                                                                 ============      ============
Corporate General and Administrative Expenses                    $       (8.5)     $       (7.1)
                                                                 ============      ============

                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Operating Loss - Other, net                                      $       (3.5)     $       (7.6)
                                                                 ============      ============
Corporate General and Administrative Expenses                    $      (23.8)     $      (19.2)
                                                                 ============      ============


(I) The computation of diluted earnings per share excludes anti-dilutive options to purchase 4,477,000 common shares at an average price of $36.98, and 3,652,000 common shares at an average price of $37.34 for the three and nine months ended December 31, 1999, respectively. The anti-dilutive options have expiration dates ranging from September 2007 to October 2009.

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

(K) Certain prior period balances have been reclassified to be consistent with the December 31, 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Centex's consolidated revenues for the three months ended December 31, 1999 were $1.43 billion, a 14% increase over $1.26 billion for the same period last year. Earnings before income taxes were $101.7 million, 7% higher than $94.6 million last year. Net earnings for the three months ended December 31, 1999 were $63.2 million, a 7% increase over net earnings of $59.0 million for the same period last year.

         For the nine months ended December 31, 1999, consolidated revenues totaled $4.23 billion, 17% higher than $3.61 billion for the same period last year. Earnings before income taxes were $302.2 million, 15% higher than $261.7 million for the same period last year. Net earnings were $187.1 million for the nine months ended December 31, 1999, a 14% increase over net earnings of $163.8 for the same period last year.

HOME BUILDING

CONVENTIONAL HOMES

         The following summarizes Conventional Homes' results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in millions, except per unit data):

                                                  -------------------------------------------------------------
                                                             For the Three Months Ended December 31,
                                                  -------------------------------------------------------------
                                                             1999                              1998
                                                  ---------------------------       ---------------------------
Conventional Homes Revenues                       $    863.2            100.0%      $    671.4            100.0%
Cost of Sales                                         (666.6)           (77.2)%         (518.9)           (77.3)%
Selling, General & Administrative Expenses            (123.3)           (14.3)%          (94.4)           (14.1)%
                                                  ----------       ----------       ----------       ----------
Operating Earnings                                $     73.3              8.5%      $     58.1              8.6%
                                                  ==========       ==========       ==========       ==========

Units Closed                                           4,495                             3,601
   % Change                                             24.8%                             19.0%
Unit Sales Price                                  $  189,466                        $  183,522
   % Change                                              3.2%                              1.2%
Operating Earnings Per Unit                       $   16,314                        $   16,134
   % Change                                              1.1%                             15.4%

                                                       -------------------------------------------------------------
                                                                  For the Nine Months Ended December 31,
                                                       ---------------------------       ---------------------------
                                                                  1999                              1998
                                                       ---------------------------       ---------------------------
Conventional Homes Revenues                            $  2,461.5            100.0%      $  1,881.6            100.0%
Cost of Sales                                            (1,898.9)           (77.2)%       (1,464.3)           (77.8)%
Selling, General & Administrative Expenses                 (359.9)           (14.6)%         (266.3)           (14.2)%
                                                       ----------       ----------       ----------       ----------
Operating Earnings                                     $    202.7              8.2%      $    151.0              8.0%
                                                       ==========       ==========       ==========       ==========

Units Closed                                               12,854                            10,050
   % Change                                                  27.9%                             15.4%
Unit Sales Price                                       $  188,595                        $  184,113
   % Change                                                   2.4%                              1.3%
Operating Earnings Per Unit                            $   15,768                        $   15,022
   % Change                                                   5.0%                             17.6%


         Conventional Homes' revenues for the three and nine months ended December 31, 1999 increased by $191.8 million and $579.9 million, respectively, from revenues for the corresponding periods last year. These increases resulted from an increased number of operating neighborhoods, revenues attributable to newly acquired operations, and an increased average unit selling price compared to fiscal 1999's average unit selling price.

         Home sales (orders) totaled 4,089 units during the three months ended December 31, 1999 compared to 3,610 units during the same period a year ago. Home sales (orders) totaled 13,191 units during the nine months ended December 31, 1999 compared to last year's 10,816 units. The backlog of homes sold but not closed at December 31, 1999 was 7,413 units, 15% higher than 6,419 units for the same period a year ago.

MANUFACTURED HOMES

         The following summarizes Manufactured Homes' results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in millions):

                                                       -------------------------------------------------------------
                                                                  For the Three Months Ended December 31,
                                                       -------------------------------------------------------------
                                                                  1999                              1998
                                                       ---------------------------       ---------------------------
Manufactured Homes Revenues (Construction)             $     30.3            100.0%      $     29.5            100.0%
Cost of Sales                                               (23.3)           (76.9)%          (22.5)           (76.3)%
Selling, General & Administrative Expenses                   (3.4)           (11.3)%           (2.8)            (9.4)%
                                                       ----------       ----------       ----------       ----------
                                                              3.6             11.8%             4.2             14.3%
                                                       ----------       ----------       ----------       ----------
Retail Sales Revenues                                        16.8            100.0%            10.3            100.0%
Cost of Sales                                               (13.2)           (78.4)%           (7.3)           (70.6)%
Selling, General & Administrative Expenses                   (3.7)           (21.9)%           (2.9)           (29.0)%
                                                       ----------       ----------       ----------       ----------
                                                             (0.1)            (0.3)%            0.1              0.4%
                                                       ----------       ----------       ----------       ----------
Construction and Retail Earnings                              3.5                               4.3
Goodwill Amortization                                        (0.8)                             (0.8)
Minority Interest                                              --                              (0.7)
                                                       ----------                        ----------
Group Operating Earnings                               $      2.7                        $      2.8
                                                       ==========                        ==========

Units Sold                                                  1,501                             1,633


                                                       -------------------------------------------------------------
                                                                    For the Nine Months Ended December 31,
                                                       -------------------------------------------------------------
                                                                   1999                             1998
                                                       ---------------------------       ---------------------------
Manufactured Homes Revenues (Construction)             $     98.1            100.0%      $    101.6            100.0%
Cost of Sales                                               (76.2)           (77.6)%          (79.6)           (78.3)%
Selling, General & Administrative Expenses                  (10.8)           (11.0)%           (9.6)            (9.5)%
                                                       ----------       ----------       ----------       ----------
                                                             11.1             11.4%            12.4             12.2%
                                                       ----------       ----------       ----------       ----------
Retail Sales Revenues                                        47.9            100.0%            29.2            100.0%
Cost of Sales                                               (38.0)           (79.4)%          (21.7)           (74.6)%
Selling, General & Administrative Expenses                  (10.6)           (22.2)%           (7.3)           (24.7)%
                                                       ----------       ----------       ----------       ----------
                                                             (0.7)            (1.6)%            0.2              0.7%
                                                       ----------       ----------       ----------       ----------
Construction and Retail Earnings                             10.4                              12.6
Goodwill Amortization                                        (2.6)                             (2.4)
Minority Interest                                            (1.0)                             (2.0)
                                                       ----------                        ----------
Group Operating Earnings                               $      6.8                        $      8.2
                                                       ==========                        ==========

Units Sold                                                  4,723                             4,780


         Cavco operates five manufacturing plants: three in the Phoenix, Arizona area, one near Albuquerque, New Mexico, and one in central Texas which was opened in January, 1999. As of December 31, 1999, Cavco operated 23 retail locations for the sale of manufactured homes compared to 10 retail locations in the prior year.

         Operating earnings for the three months ended December 31, 1999 were $2.7 million, a 6% decrease over the same period in the prior year. For the nine months ended December 31, 1999, Manufactured Homes' operating earnings were $6.8 million compared to $8.2 million for the nine months ended December 31, 1998. Third quarter and year-to-date operating earnings were negatively impacted by start-up and marketing costs associated with the new Texas plant and retail store openings in Texas as well as the extremely competitive market conditions.

INVESTMENT REAL ESTATE

         The following summarizes Investment Real Estate's results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in millions):


                                                                 -----------------------------
                                                                   For the Three Months Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
Revenues                                                         $       15.9     $        8.6
                                                                 ============     ============
Operating Earnings                                               $        8.9     $        8.4
                                                                 ============     ============


                                                                 -----------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
Revenues                                                         $       27.4     $       17.5
                                                                 ============     ============
Operating Earnings                                               $       24.1     $       22.2
                                                                 ============     ============

         For the three months ended December 31, 1999, Centex's Investment Real Estate operations, through which all investment property transactions are reported, had operating earnings of $8.9 million, 7% higher than $8.4 million for the same period a year ago. For the nine months ended December 31, 1999, Centex's Investment Real Estate operations had operating earnings of $24.1 million, 8% higher than $22.2 million for the same period last year. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $7.9 million and $5.6 million for the three months ended December 31, 1999 and 1998, and $16.8 million and $13.0 million for the nine months ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Investment Real Estate Group had approximately $60 million of nominally valued assets, the majority of which are expected to be sold over the next four years.

         Negative goodwill amortization was $4 million for the three months ended December 31, 1999 and 1998, and $12 million for the nine months ended December 31, 1999 and 1998.

FINANCIAL SERVICES

         The following summarizes Financial Services' results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in millions):


                                                                 -----------------------------
                                                                   For the Three Months Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
Revenues                                                         $      106.6     $      116.2
                                                                 ============     ============
Operating Earnings                                               $        9.2     $       24.1
                                                                 ============     ============
Origination Volume                                               $      2,176     $      3,096
                                                                 ============     ============


Number of Loans Originated
     CTX Mortgage Company ("CTX Mortgage")
          Centex-built Homes ("Builder")                                2,449            2,308
          Non-Centex-built Homes ("Retail")                            10,932           19,117
                                                                 ------------     ------------
                                                                       13,381           21,425
     Centex Home Equity Corporation ("Home Equity")                     5,367            4,032
     Centex Finance Company                                               202              255
                                                                 ------------     ------------
                                                                       18,950           25,712
                                                                 ============     ============

                                                                 -----------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
Revenues                                                         $      343.9     $      324.1
                                                                 ============     ============
Operating Earnings                                               $       42.4     $       71.6
                                                                 ============     ============
Origination Volume                                               $      7,359     $      8,368
                                                                 ============     ============

Number of Loans Originated
     CTX Mortgage Company ("CTX Mortgage")
          Centex-built Homes ("Builder")                                7,489            6,728
          Non-Centex-built Homes ("Retail")                            39,850           51,450
                                                                 ------------     ------------
                                                                       47,339           58,178
     Centex Home Equity Corporation ("Home Equity")                    15,237           11,341
     Centex Finance Company                                               674              610
                                                                 ------------     ------------
                                                                       63,250           70,129
                                                                 ============     ============


         Financial Services' operating earnings for the three months ended December 31, 1999 were $9.2 million, 62% lower than the $24.1 million of operating earnings for the three months ended December 31, 1998. For the nine months ended December 31, 1999, operating earnings were $42.4 million, 41% lower than the $71.6 million of operating earnings for the same period last year.

         CTX Mortgage's operating earnings totaled $5.8 million for the three months ended December 31, 1999, 76% less than earnings for the same period a year ago. CTX Mortgage originations for the three months ended December 31, 1999 were 13,381, a 38% decrease from the 21,425 originations for the same period last year. The per loan profit for the three months ended December 31, 1999 was $435, 62% lower than the $1,139 per loan for the same period last year. CTX Mortgage's operating earnings for the nine months ended December 31, 1999 totaled $30.6 million, 54% less than earnings for the same period last year. Originations from CTX Mortgage were 47,339 for the nine months ended December 31, 1999, compared to 58,178 for the same period last year. The per loan profit for the nine months ended December 31, 1999 was $646, 43% lower than the $1,141 for the nine months ended December 31, 1998. The decline in CTX Mortgage's operating earnings is primarily due to the decrease in refinancing activity as a result of increasing interest rates and the delay in balancing operating costs with reduced production levels. CTX Mortgage's total mortgage applications for the three months ended December 31, 1999 decreased 45% to 11,197 from 20,498 applications for the same period last year. For the nine months ended December 31, 1999, CTX Mortgage's applications decreased to 44,210 from 58,371 for the same period last year. Applications are expected to continue to decline on a year-over-year basis if mortgage interest rates remain at present levels.

         Centex Home Equity ("Home Equity") reported $4.5 million of operating earnings for the three months ended December 31, 1999, 915% higher than the $0.4 million of operating earnings for the same period last year. Operating earnings from Home Equity for the nine months ended December 31, 1999 totaled $15.0 million, a 113% increase over the $7.0 million in operating earnings for the same period last year. Originations for the three months ended December 31, 1999 were 5,367, a 33% increase over the originations for the same period last year. Originations for the nine months ended December 31, 1999 were 15,237, a 34% increase over the 11,341 originated for the same period last year. Loan volume for the three months ended December 31, 1999 was $350 million, a 30% improvement over the same period a year ago. Loan volume for the nine months ended December 31, 1999 was $990 million, a 34% improvement over the prior year. Loan volume for the three and nine month periods was favorably impacted by the opening of new operating locations plus generally increased activity.

         Home Equity's sub-prime applications totaled 32,341 for the three months ended December 31, 1999, an increase of 42% over the 22,746 applications for the same period last year. Home Equity's sub-prime applications totaled 89,785 for the nine months ended December 31, 1999, a 65% improvement over the 54,433 applications for the same period last year. Per loan profit was $832 and $985 for the three and nine month periods ending December 31, 1999 compared to $109 and $621 for the same period last year. The increase is primarily related to earnings from the servicing operation partially offset by the absorption of costs related to the expansion of the branch network.

         As a consequence of increases in loan volume, during the three months ended December 31, 1999, Home Equity completed a securitization for $305 million, compared to a $189 million securitization in the prior year. For the nine months ended December 31, 1999, Home Equity completed securitizations totaling $1.0 billion, compared to $629 million in securitizations for the same period last year. As a result of the securitization process, Home Equity sells the loans but retains a residual interest in the securitization instrument as well as the servicing rights associated with these loans. Home Equity is the long-term servicer of these loans. Service fee income related to this long-term servicing was $4.0 million in the three months ended December 31, 1999 and $1.6 million for the same period last year. For the nine months ended December 31, 1999, service fee income was $10.0 million compared to $2.8 million for the same period a year ago.

         Centex Finance Company, the manufactured homes finance unit that was closed during the quarter, had an operating loss of approximately $1.1 million and $3.2 million for the three and nine months ended December 31, 1999.

         Revenues include the gains on sales of mortgage loans receivable. Such gains decreased to $65.4 million for the three months ended December 31, 1999 from $70.3 million for the same period last year. For the nine months ended December 31, 1999, gains on sales of mortgage loans receivable totaled $208.3 million, a 12% increase over the same period last year. The year to date increase is due to the expansion of Financial Services' product lines and an increase in securitization activity, partially offset by decreased loan origination volume. Gains on sales of mortgage loans includes the gain recorded upon the completion of securitization, the gain on sale of servicing, and/or gain on whole loan sales.

         Substantially all of the mortgage loans generated by CTX Mortgage are sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter, while substantially all the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis. In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans (referred to herein as "positive carry"). Interest income decreased 23% for the three months ended December 31, 1999 to $19.2 million from $25.0 million for the same period last year. Interest expense for the three months ended December 31, 1999 was $15.8 million, a 20% decrease from $19.9 million for the same period last year. Interest income for the nine month period ended December 31, 1999 was $70.2 million, a 6% decrease from $75.0 million for the same period last year. For the nine month period ended December 31, 1999, interest expense was $51.8 million, a 14% decrease from $60.3 million for the same period last year.

         Financial Services' other sources of income include, among other things, loan origination fees, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

         The following summarizes Construction Products' results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in millions):


                                                                 -----------------------------
                                                                   For the Three Months Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------

Revenues                                                         $      108.4     $       84.9
Interest Income                                                           1.1              0.6
Cost of Sales and Expenses                                              (62.5)           (52.3)
Selling, General & Administrative Expenses                               (1.2)            (1.2)
Goodwill Amortization                                                    (0.4)            (0.5)
                                                                 ------------     ------------
Operating Earnings                                                       45.4             31.5
Minority Interest                                                       (17.0)           (13.2)
                                                                 ------------     ------------
Net Operating Earnings to Centex                                 $       28.4     $       18.3
                                                                 ============     ============

                                                                 -----------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
Revenues                                                         $      323.4      $      256.5
Interest Income                                                           2.4               2.2
Cost of Sales and Expenses                                             (188.6)           (161.7)
Selling, General & Administrative Expenses                               (3.5)             (3.0)
Goodwill Amortization                                                    (1.1)             (0.5)
                                                                 ------------      ------------
Operating Earnings                                                      132.6              93.5
Minority Interest                                                       (50.7)            (40.3)
                                                                 ------------      ------------
Net Operating Earnings to Centex                                 $       81.9      $       53.2
                                                                 ============      ============

         Construction Products' revenues were $108.4 million for the three months ended December 31, 1999, 28% higher than the same period last year. For the three months ended December 31, 1999, Construction Products' operating earnings, net of minority interest, were $28.4 million, a 55% increase over $18.3 million for the same period last year. Revenues from Construction Products for the current nine months ended December 31, 1999 were $323.4 million, 26% higher than the same period last year. For the nine months ended December 31, 1999, Construction Products' operating earnings, net of minority interest, were $81.9 million, a 54% improvement over results for the same period a year ago.

         Construction Products' record operating earnings resulted from improved results in each of its businesses. Pricing and sales volume improved for virtually every product, particularly pricing for gypsum wallboard, which rose 33% over pricing for the same three months last year and 32% for the same nine months last year.

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services' results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in millions):


                                                                 -----------------------------
                                                                   For the Three Months Ended
                                                                         December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------

Revenues                                                         $      288.0     $      335.2
                                                                 ============     ============
Operating Earnings                                               $        6.8     $        3.7
                                                                 ============     ============
New Contracts Received                                           $        487     $        298
                                                                 ============     ============
Backlog of Uncompleted Contracts                                 $      1,322     $      1,182
                                                                 ============     ============


                                                                 -----------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------

Revenues                                                         $      928.6     $      999.3
                                                                 ============     ============
Operating Earnings                                               $       17.5     $       11.4
                                                                 ============     ============
New Contracts Received                                           $      1,314     $      1,022
                                                                 ============     ============
Backlog of Uncompleted Contracts                                 $      1,322     $      1,182
                                                                 ============     ============

         Contracting and Construction Services' revenues for the three and nine months ended December 31, 1999 were $288.0 million and $928.6 million, respectively. Operating earnings for the group improved 84% to $6.8 million for the three months and 53% to $17.5 million for the nine months ended December 31, 1999 over the same period last year. This increase was primarily the result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

         The Contracting and Construction Services operations provided a positive average net cash flow in excess of Centex's investment in the group of $94.7 million for the three months ended December 31, 1999 and $105.5 million for the same period last year. For the nine months ended December 31, 1999, the positive average net cash flow in excess of Centex's investment in the group was $102.8 million, compared to $78.6 million for the same period last year.

YEAR 2000 COMPLIANCE

         Beginning in fiscal year 1997, the Company engaged in an ongoing process of evaluating and implementing changes to its systems in order to ensure Year 2000 compliance. As a result of this process, the Company and its subsidiaries tested all critical systems during calendar year 1999 and repaired, upgraded and/or replaced those found to be not Year 2000 compliant. The cost of replacing, upgrading or otherwise changing non-compliant systems was not material to the Company as a whole, or to the Company's individual subsidiaries. The Company used internally generated cash to fund the correction of all non-compliant systems. The Company's Year 2000 compliance preparation included the completion of a contingency plan, the hiring of a third party consultant and the surveying of material vendors and suppliers.

         As a result of the attention that the Company paid to addressing its Year 2000 readiness, the Company has not, to date, experienced any adverse impact on the Company's operations or financial condition or the operations or financial condition of any of its individual subsidiaries as a result of any Year 2000 compliance issues. In addition, the Company is not aware that any of its vendors, subcontractors or other third parties experienced any significant problems as a result of Year 2000 compliance issues. Furthermore, if any of those third parties were affected by Year 2000 compliance issues, such compliance issues have not caused, to date, any adverse effects on the Company's operations or financial condition, or the operations or financial condition of any of its individual subsidiaries.

         Although the Company has not been affected to date by the changes from December 31, 1999 to January 1, 2000, Year 2000 issues could arise subsequent to the filing of this report. As an example, the Company's systems could fail to recognize 2000 as a leap year. The Company believes that such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Company's financial condition or the operations and financial condition of its subsidiaries would be materially adversely affected. Nevertheless, the Company intends to continue to monitor Year 2000 related issues and immediately address any effects that may arise as a result.

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

FINANCIAL CONDITION AND LIQUIDITY

         At December 31, 1999, the Company had cash and cash equivalents of $161.7 million. The net cash provided by or used in the operating, investing, and financing activities for the nine months ended December 31, 1999 and 1998 is summarized below (dollars in thousands):


                                                                 ------------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
NET CASH PROVIDED BY (USED IN):
         Operating activities                                    $    346,839      $   (605,262)
         Investing activities                                        (162,254)          (78,952)
         Financing activities                                        (134,092)          697,737
         Effect of exchange rate changes on cash                          (48)               --
                                                                 ------------      ------------
Net increase in cash                                             $     50,445      $     13,523
                                                                 ============      ============

         For the nine months ended December 31, 1999, cash was provided by a decreased investment in mortgage loans offset primarily by an increase in housing inventories. The decrease in mortgage loans is a result of a decrease in refinancing activity as well as the timing of loan sales and securitizations. The increase in housing inventories relates to the addition of new neighborhoods and acquisitions. Cash was used to fund acquisitions (primarily in the Home Building segment) and to fund additions to property and equipment (primarily for new production capacity within the Construction Products segment). The funds used in financing activities included a reduction in mortgage loan debt, partially offset by new debt raised primarily to fund the increased home building activity.

         Short-term debt as of December 31, 1999 was $1.2 billion, which included $700 million of debt applicable to the Financial Services operation. The majority of the Financial Services debt is collateralized by residential mortgage loans. Most of the Company's other unsecured borrowings are accomplished at prevailing market interest rates through short-term bank borrowings and from the Company's commercial paper programs. The Company maintains $735 million of committed credit facilities which serve as a back-up for bank and commercial paper borrowings. Under the terms of the agreement on one of these facilities, $170 million may be borrowed directly by CTX Mortgage.

         The Financial Services segment provides most of its own short-term financing needs through separate facilities which require only limited support from Centex Corporation. During the third quarter of fiscal 2000, CTX Mortgage committed to sell, and began selling to Centex Home Mortgage, LLC, a non-affiliated third party special-purpose Delaware limited liability company ("CHM"), substantially all of the conforming, Jumbo A, and GNMA eligible mortgages originated by CTX Mortgage. CHM is in the business of acquiring and then reselling mortgages into secondary markets. This facility gives CTX Mortgage access, on a revolving basis, to CHM's $1.5 billion of capacity. Sales to CHM are non-recourse and therefore are accounted for as sales rather than as financings. CTX Mortgage also maintains $300 million of secured committed mortgage warehouse facilities and $1.2 billion of uncommitted credit facilities to finance mortgages not sold to Centex Home Mortgage. Similarly, Centex Home Equity Corporation has $250 million of committed and $165 million of uncommitted secured mortgage warehouse facilities to finance sub-prime mortgages held until securitization.

         Long-term debt outstanding as of December 31, 1999 was as follows (in thousands):


Subordinated Debentures, 7.375%, due in 2005                          $     99,735
Subordinated Debentures, 8.75%, due in 2007                                 99,509
Medium-term Note Programs, 6.4% to 6.95%, due through 2002                 341,668
Other Indebtedness, 6.0% to 9.6%, due through 2027                          29,267
                                                                      ------------
                                                                      $    570,179
                                                                      ============

         Maturities of long-term debt during the next five years are as follows (in thousands):

Fiscal Year ending:
     March 31, 2000                                              $     18,060
     March 31, 2001                                                   331,159
     March 31, 2002                                                       849
     March 31, 2003                                                    15,147
     March 31, 2004                                                       205
                                                                 ------------
                                                                 $    365,420
                                                                 ============

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations, and debt. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of its mortgage loan portfolio. The Company has also entered into a swap agreement with Bank of America in order to manage interest rate risk, non-credit related market value risk, and prepayment risk associated with certain loans originated by CTX Mortgage Company. Other than the forward commitments and the swap agreement listed above, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         There have been no material changes in the Company's market risk since March 31, 1999. As of December 31, 1999 the market risk associated with the swap listed above is considered minimal. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                       CENTEX CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (1)      Exhibits

                  Exhibit 10.10 Centex Corporation Amended and Restated 1987 Stock Option Plan (Filed herewith)

                  Exhibit 10.11 Amended and Restated Centex Corporation Employee Non-Qualified Stock Option Plan (Exhibit 4 to Registration Statement of Centex Corporation ("Centex") on Form S-8 filed with the Securities and Exchange Commission (the "Commission") on March 10,
                                    1999)

                  Exhibit 10.12 Second Amended and Restated Centex Corporation Employee Non-Qualified Stock Option Plan (Exhibit 4 to Registration Statement of Centex on Form S-8 filed with the Commission on August 27, 1999)

                  Exhibit 27.1      Financial Data Schedule

         (2)      Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1999.

         All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CENTEX CORPORATION
                                      --------------------------------------
                                                   Registrant



February 11, 2000                              /s/ David W. Quinn
                                      --------------------------------------
                                                 David W. Quinn
                                         Vice Chairman of the Board and
                                             Chief Financial Officer
                                         (principal financial officer)


February 11, 2000                              /s/ John S. Worth
                                      --------------------------------------
                                                 John S. Worth
                                          Vice President and Controller
                                           (chief accounting officer)

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

                                           ----------------------------------------------------------------------------------------
                                                                   For the Three Months Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                              1999                                         1998
                                           -------------------------------------------  -------------------------------------------
                                                             Centex                                       Centex
                                                           Development                                  Development
                                                          Company, L.P.  3333 Holding                  Company, L.P.  3333 Holding
                                                              and        Corporation                       and        Corporation
                                             Combined     Subsidiaries  and Subsidiary    Combined     Subsidiaries  and Subsidiary
                                           ------------   ------------  --------------  ------------   ------------  --------------
REVENUES                                   $     79,450   $     79,450   $        153   $      5,694   $      5,653  $        194

COSTS AND EXPENSES                               79,533         79,527            159          5,681          5,262           572
                                           ------------   ------------   ------------   ------------   ------------  ------------

(LOSS) EARNINGS BEFORE INCOME TAXES                 (83)           (77)            (6)            13            391          (378)

INCOME TAXES                                         29             29             --             --             --            --
                                           ------------   ------------   ------------   ------------   ------------  ------------

NET (LOSS) EARNINGS                        $       (112)  $       (106)  $         (6)  $         13   $        391  $       (378)
                                           ============   ============   ============   ============   ============  ============

NET (LOSS) EARNINGS ALLOCABLE TO LIMITED PARTNER          $       (106)                                $        391
                                                          ============                                 ============

(LOSS) EARNINGS PER UNIT/SHARE                            $      (1.66)  $         (6)                 $       6.99  $       (378)
                                                          ============   ============                  ============  ============

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                       63,773          1,000                        55,911          1,000


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit/share data)
                                   (unaudited)


                                           ----------------------------------------------------------------------------------------
                                                                   For the Nine Months Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                              1999                                         1998
                                           -------------------------------------------  -------------------------------------------
                                                             Centex                                       Centex
                                                           Development                                  Development
                                                          Company, L.P.  3333 Holding                  Company, L.P.  3333 Holding
                                                              and        Corporation                       and        Corporation
                                             Combined     Subsidiaries  and Subsidiary    Combined     Subsidiaries  and Subsidiary
                                           ------------   ------------  --------------  ------------   ------------  --------------

REVENUES                                   $    249,249   $    249,249   $        457   $     19,774   $     19,385  $        951

COSTS AND EXPENSES                              248,684        247,603          1,538         19,732         18,559         1,735
                                           ------------   ------------   ------------   ------------   ------------  ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                 565          1,646         (1,081)            42            826          (784)

INCOME TAXES                                        601            601             --             --             --            --
                                           ------------   ------------   ------------   ------------   ------------  ------------

NET (LOSS) EARNINGS                        $        (36)  $      1,045   $     (1,081)  $         42   $        826  $       (784)
                                           ============   ============   ============   ============   ============  ============

NET EARNINGS ALLOCABLE TO LIMITED PARTNER                 $      1,045                                 $        826
                                                          ============                                 ============

EARNINGS (LOSS) PER UNIT/SHARE                            $      16.99   $     (1,081)                 $      15.65  $       (784)
                                                          ============   ============                  ============  ============

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                       61,489          1,000                        52,783         1,000


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                       CONDENSED COMBINING BALANCE SHEETS
                             (Dollars in thousands)


                                            --------------------------------------------------------------------------------------
                                                        DECEMBER 31, 1999*                          March 31, 1999**
                                            ------------------------------------------  ------------------------------------------
                                                             Centex                                      Centex
                                                           Development                                 Development
                                                          Company, L.P.  3333 Holding                 Company, L.P.  3333 Holding
                                                              and        Corporation                      and        Corporation
                                              Combined    Subsidiaries  and Subsidiary    Combined    Subsidiaries  and Subsidiary
                                            ------------  ------------  --------------  ------------  ------------  --------------
ASSETS
Cash                                        $     24,297   $     24,278  $         19   $        364  $        331  $         33
Accounts Receivable                                9,647         12,875            10          1,180         3,133            10
Notes Receivable                                   3,360          3,360            --          3,554         3,554            --
Investment in Affiliate                               --             --         1,702             --            --         1,616
Investment in Real Estate Joint Ventures           1,642          1,642            --            672           672            --
Inventories                                      370,393        369,643           750        104,663       104,288           375
Property and Equipment, net                        3,610          3,502           108            231            89           142
Other Assets -
   Goodwill, net                                  29,106         29,106            --             --            --            --
   Deferred Charges and Other                     11,259         11,084           175          1,512         1,166           346
                                            ------------   ------------  ------------   ------------  ------------  ------------
                                            $    453,314   $    455,490  $      2,764   $    112,176  $    113,233  $      2,522
                                            ============   ============  ============   ============  ============  ============

LIABILITIES, STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities    $     59,707   $     59,203  $      4,677   $      8,968  $      9,008  $      2,772
Notes Payable and Long-term Debt                 324,866        324,866            --         42,478        41,896           582
                                            ------------   ------------  ------------   ------------  ------------  ------------
   Total Liabilities                             384,573        384,069         4,677         51,446        50,904         3,354
                                            ------------   ------------  ------------   ------------  ------------  ------------


Stockholders' Equity and Partners' Capital        68,741         71,421        (1,913)        60,730        62,329          (832)
                                            ------------   ------------  ------------   ------------  ------------  ------------
                                            $    453,314   $    455,490  $      2,764   $    112,176  $    113,233  $      2,522
                                            ============   ============  ============   ============  ============  ============

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

                                           ----------------------------------------------------------------------------------------
                                                                           For the Nine Months Ended
                                                                                  December 31,
                                           ----------------------------------------------------------------------------------------
                                                              1999                                         1998
                                           -------------------------------------------  -------------------------------------------
                                                             Centex                                       Centex
                                                           Development                                  Development
                                                          Company, L.P.  3333 Holding                  Company, L.P.  3333 Holding
                                                              and        Corporation                       and        Corporation
                                             Combined     Subsidiaries  and Subsidiary    Combined     Subsidiaries  and Subsidiary
                                           ------------   ------------  --------------  ------------   ------------  --------------

CASH FLOWS - OPERATING ACTIVITIES
Net (Loss) Earnings                       $        (36)  $      1,045   $     (1,081)  $         42   $        826   $       (784)
Adjustments:
   Depreciation and Amortization                 2,752          2,719             33             75             54             21
   Earnings from Joint Venture                     (23)           (23)           (15)            --             --             --
(Increase) Decrease in Receivables              (5,662)        (5,662)            --           (977)         7,424           (690)
Decrease in Notes Receivable                       194            194             --          1,375          1,375             --
Increase in Inventories                        (11,612)       (11,237)          (375)       (32,938)       (31,138)          (451)
(Increase) Decrease in Other Assets             (2,744)        (2,915)           171           (908)          (845)           (63)
Increase (Decrease) in Payables
   and Accruals                                 12,131         10,313          1,905          5,353          5,357         (7,797)
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                (5,000)        (5,566)           638        (27,978)       (16,947)        (9,764)
                                          ------------   ------------   ------------   ------------   ------------   ------------
CASH FLOWS - INVESTING ACTIVITIES
(Increase) Decrease in Advances to
   Joint Ventures and Investment in
     Affiliate                                    (947)          (948)           (71)         2,872          1,810           (205)
   Decrease (Increase) in Property
     and Equipment                                 318            317              1           (223)          (128)           (95)
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                  (629)          (631)           (70)         2,649          1,682           (300)
                                          ------------   ------------   ------------   ------------   ------------   ------------
CASH FLOWS - FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable            24,719         25,301           (582)        17,301         14,890          2,411
Decrease in Notes Receivable                        --             --             --          7,700             --          7,700
Issuance of Class "C" Partnership Units          4,830          4,830             --          1,000          1,000             --
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                29,549         30,131           (582)        26,001         15,890         10,111
                                          ------------   ------------   ------------   ------------   ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                          13             13             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                 23,933         23,947            (14)           672            625             47
CASH AT BEGINNING OF PERIOD                        364            331             33            260            259              1
                                          ------------   ------------   ------------   ------------   ------------   ------------

CASH AT END OF PERIOD                     $     24,297   $     24,278   $         19   $        932   $        884   $         48
                                          ============   ============   ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURES:
Increase in Notes Payable
   Related to an Acquisition              $    253,812   $    253,812             --             --             --             --

Issuance of Class C Units in
   Exchange for Assets                    $      3,265   $      3,265             --   $     18,445   $     18,445             --



See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                 CONDENSED COMBINING FINANCIAL STATEMENTS NOTES
                                DECEMBER 31, 1999
                                   (unaudited)


(A) In March 1987, Centex Development Company, L.P. (the "Partnership"), a master limited partnership, was formed to enable holders of Centex Corporation ("Centex") stock to participate in long-term real estate development projects whose dynamics are inconsistent with Centex's traditional financial objectives. Certain of Centex's subsidiaries contributed to the Partnership certain properties at their historical cost basis in exchange for 1,000 limited partnership units ("Class A Units").

         The Partnership is controlled by its general partner, 3333 Development Corporation ("Development"), which is in turn wholly-owned by 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding (the "Securities") was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex. The Securities, held by a nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

         The Board of Directors of Holding is elected by the stockholders of Centex. In October 1999, the Board of Directors expanded the size of the board to four directors. The majority of the Board members are independent outside directors, none of whom are directors of Centex. Accordingly, the general partner of the Partnership is controlled by the stockholders of Centex. The general partner and independent Board of Directors of Holding manage the Partnership's conduct of its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

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

         The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales totaled $669,000 and $5.0 million for the three and nine months ended

December 31, 1999, and $55,000 and $2.9 million for the three and nine months ended December 31, 1998, respectively. Gains associated with these sales totaled $132,000 and $305,000 for the three and nine months ended December 31, 1999 and $56,000 and $122,000 for the three and nine months ended December 31, 1998, respectively.

(C) Comprehensive loss is summarized for the three and nine months ended December 31, 1999 below (dollars in thousands):


                                                      --------------------------           -------------------------
                                                      For the Three Months Ended           For the Nine Months Ended
                                                          December 31, 1999                    December 31, 1999
                                                      --------------------------           -------------------------
Net Loss                                                $               (112)                $                (36)
Other Comprehensive Loss:
         Foreign Currency Translation Adjustments                        (16)                                 (48)
                                                        --------------------                 --------------------
Comprehensive Loss                                      $               (128)                $                (84)
                                                        ====================                 ====================

(D) Changes in stockholders' equity and partners' capital are summarized below (dollars in thousands):

                                                             For the Nine Months Ended December 31, 1999
                                         ------------------------------------------------------------------------------------
                                                       Centex Development Company, L.P.         3333 Holding Corporation
                                                                and Subsidiaries                     and Subsidiary
                                                      ----------------------------------   ----------------------------------
                                                       Class B      General     Limited                 Capital In  Retained
                                                         Unit      Partner's   Partner's     Stock      Excess of   Earnings
                                          Combined     Warrants     Capital     Capital     Warrants    Par Value   (Deficit)
                                         ----------   ----------  ----------  ----------   ----------  ----------  ----------
Balance at March 31, 1999                 $   60,730   $      500  $      767  $   61,062   $        1  $      800  $   (1,633)
   Partnership Units Issued in
         Exchange for Assets                   8,095           --          --       8,095           --          --          --



   Net (Loss) Earnings                          (36)          --          --       1,045           --          --      (1,081)
   Accumulated Other
         Comprehensive Loss:
            Foreign Currency
            Translation Adjustments             (48)          --          --         (48)          --          --          --
                                         ----------   ----------  ----------  ----------   ----------  ----------  ----------

Balance at December 31, 1999             $   68,741   $      500  $      767  $   70,154   $        1  $      800  $   (2,714)
                                         ==========   ==========  ==========  ==========   ==========  ==========  ==========

         During fiscal year 1998, the partnership agreement governing the Partnership was amended to allow for the issuance of new Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets. During the nine months ended December 31, 1999, 8,095 Class C Units were issued to Centex Homes, the Partnership's sole limited partner, in exchange for assets having a fair market value of $8.1 million.

         The partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions reduced by repayments thereof, and is the basis for preference accruals. Unrecovered Capital for Class A and Class C limited partners was approximately $68 million as of December 31, 1999 and the unpaid preferred return as of that date was $13.3 million. No preferred return payments were made during the three months or nine months ended December 31, 1999.

(E) On April 15, 1999 Centex Development Company UK Limited ("CDC-UK"), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder ("Fairclough"). The purchase price at closing (approximately $218 million) was paid by the delivery of two-year non-interest bearing promissory notes. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that will entitle it to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. During that time period CDC-UK may, however, participate in Fairclough's earnings in excess of certain specified levels.

         However, because the non-voting preference shares retained by the seller have the characteristics of debt, the preference obligations are being reported as interest expense in the financial statements. A major portion of the promissory notes is secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

         During the period between April 15, 1999 and March 31, 2001, Fairclough will be operated by CDC-UK subject to certain guidelines that were negotiated with the seller. After March 31, 2001, CDC-UK will redeem, for a nominal value, the preference shares.

         The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price is as follows (dollars in thousands):

         Inventories, Property and Equipment and Other        $     267,720
         Goodwill                                                    29,260
         Notes Issued and Liabilities Assumed                      (296,980)
                                                              -------------
         Cash Paid                                            $          --
                                                              =============

         The following unaudited pro forma results of operations for the three and nine months ended December 31, 1998 give effect to the April 15, 1999 acquisition of Fairclough as if such transaction had occurred on April 1, 1998. The financial information for Fairclough included in the unaudited pro forma results of operations is derived from Fairclough's operating results for the three and nine months ended December 31, 1998, in accordance with U.S. generally accepted accounting principles and translated to U.S. dollars. This information is based on the historical financial statements of the Companies and the historical financial statements of Fairclough. The pro forma adjustments are directly attributable to the transaction referenced above, and are expected to have a continuing impact on the business, results of operations, and financial position.

                                                             Pro Forma Results of Operations
                                                    --------------------------------------------------
                                                              For the Three Months Ended
                                                                   December 31, 1998
                                                    --------------------------------------------------
                                                    (Dollars in thousands, except per unit/share data)


                                                                        Centex
                                                                      Development
                                                                      Company, L.P.   3333 Holding
                                                                          and         Corporation
                                                        Combined      Subsidiaries   and Subsidiary
                                                       ----------     ------------   --------------
Revenues                                               $  122,340      $  122,311      $      194
                                                       ==========      ==========      ==========
Net (Loss) Earnings                                    $      (23)     $      355      $     (378)
                                                       ==========      ==========      ==========
Net Earnings Allocable to Limited Partner                              $      355
                                                                       ==========
Earnings (Loss) Per Unit/Share                                         $     6.35      $     (378)
                                                                       ==========      ==========


                                                             Pro Forma Results of Operations
                                                    --------------------------------------------------
                                                               For the Nine Months Ended
                                                                   December 31, 1998
                                                    --------------------------------------------------
                                                    (Dollars in thousands, except per unit/share data)


                                                                        Centex
                                                                      Development
                                                                      Company, L.P.   3333 Holding
                                                                          and         Corporation
                                                        Combined      Subsidiaries   and Subsidiary
                                                       ----------     ------------   --------------

Revenues                                               $  290,838      $  290,296      $      951
                                                       ==========      ==========      ==========
Net (Loss) Earnings                                    $      (19)     $      765      $     (784)
                                                       ==========      ==========      ==========
Net Earnings Allocable to Limited Partner                              $      765
                                                                       ==========
Earnings (Loss) Per Unit/Share                                         $    14.49      $     (784)
                                                                       ==========      ==========


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

         The following tables set forth financial information relating to the five business segments for the three and nine months ended December 31, 1999 and December 31, 1998 (dollars in thousands):

                                    -------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31, 1999
                                    -------------------------------------------------------------------------------------------
                                           Home Building
                                    -----------------------------    Commercial     Multi-Family
                                    International      Domestic      Development    Development      Land Sales        Total
                                    -------------     -----------    -----------    -----------      -----------    -----------
Revenues                             $    71,298      $     3,791    $     3,593    $        --      $       768    $    79,450
Cost of Sales                            (62,294)          (3,355)        (1,683)            --             (539)       (67,871)
General & Administrative Expenses         (6,433)            (369)          (974)          (475)            (125)        (8,376)
Interest Expense                          (2,542)              --           (740)            (4)              --         (3,286)
                                     -----------      -----------    -----------    -----------      -----------    -----------
Operating Earnings (Loss)            $        29      $        67    $       196    $      (479)     $       104    $       (83)
                                     ===========      ===========    ===========    ===========      ===========    ===========
Identifiable Assets                  $   327,154      $     7,302    $    81,175    $    26,457      $    11,226    $   453,314


                                    -------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31, 1998
                                    -------------------------------------------------------------------------------------------
                                           Home Building
                                    -----------------------------    Commercial     Multi-Family
                                    International      Domestic      Development    Development      Land Sales        Total
                                    -------------     -----------    -----------    -----------      -----------    -----------

Revenues                                  *           $     5,403    $        58     $        41     $       192    $     5,694
Cost of Sales                             *                (4,596)            --              --             (15)        (4,611)
General & Administrative Expenses         *                  (403)           (95)           (366)           (120)          (984)
Interest Expense                          *                    --            (32)            (54)             --            (86)
                                                      -----------    -----------     -----------     -----------    -----------
Operating Earnings (Loss)                             $       404    $       (69)    $      (379)    $        57    $        13
                                                      ===========    ===========     ===========     ===========    ===========

                                    -------------------------------------------------------------------------------------------
                                                                Nine Months Ended December 31, 1999
                                    -------------------------------------------------------------------------------------------
                                           Home Building
                                    -----------------------------    Commercial     Multi-Family
                                    International      Domestic      Development    Development      Land Sales        Total
                                    -------------     -----------    -----------    -----------      -----------    -----------

Revenues                            $   208,389       $     9,781    $     7,177    $    17,154      $     6,748    $   249,249
Cost of Sales                          (182,110)           (8,500)        (3,065)       (17,049)          (5,943)      (216,667)
General & Administrative Expenses       (17,601)           (1,088)        (1,881)        (1,505)            (375)       (22,450)
Interest Expense                         (8,077)               --         (1,471)           (19)              --         (9,567)
                                    -----------       -----------    -----------    -----------      -----------    -----------
Operating Earnings (Loss)           $       601       $       193    $       760    $    (1,419)     $       430    $       565
                                    ===========       ===========    ===========    ===========      ===========    ===========
Identifiable Assets                 $   327,154       $     7,302    $    81,175    $    26,457      $    11,226    $   453,314


                                    -------------------------------------------------------------------------------------------
                                                                Nine Months Ended December 31, 1998
                                    -------------------------------------------------------------------------------------------
                                           Home Building
                                    -----------------------------    Commercial     Multi-Family
                                    International      Domestic      Development    Development      Land Sales        Total
                                    -------------     -----------    -----------    -----------      -----------    -----------

Revenues                                  *           $    13,976    $     1,744    $       324      $     3,730    $    19,774
Cost of Sales                             *               (11,885)        (1,577)            --           (3,082)       (16,544)
General & Administrative Expenses         *                (1,205)          (292)        (1,111)            (364)        (2,972)
Interest Expense                          *                    --            (60)           (94)             (62)          (216)
                                                      -----------    -----------    -----------      -----------    -----------
Operating Earnings (Loss)                             $       886    $      (185)   $      (881)     $       222    $        42
                                                      ===========    ===========    ===========      ===========    ===========



                                    -------------------------------------------------------------------------------------------
                                                                 Fiscal Year Ended March 31, 1999
                                    -------------------------------------------------------------------------------------------
                                           Home Building
                                    -----------------------------    Commercial     Multi-Family
                                    International      Domestic      Development    Development      Land Sales        Total
                                    -------------     -----------    -----------    -----------      -----------    -----------
                                                                                                                    <C

Identifiable Assets                       *            $ 10,920       $ 44,820        $ 31,337         $ 25,099       $112,176


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

(H) Certain prior period balances have been reclassified to be consistent with the December 31, 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On a combined basis, the Companies' revenues for the three and nine months ended December 31, 1999 totaled $79.4 million and $249.2 million, respectively. Revenues of $5.7 million and $19.8 million were reported for the three and nine months ended December 31, 1998, respectively. The significant increase in revenues for the three and nine months ended December 31, 1999 resulted primarily from the Partnership's acquisition of Fairclough.

         The Companies had combined net loss for the three and nine months ended December 31, 1999 of $112,000 and $36,000, respectively, compared to combined net earnings of $13,000 and $42,000 for the three and nine months ended December 31, 1998, respectively.

HOME BUILDING

INTERNATIONAL -

         The following summarizes International Home Building's results for the three and nine months ended December 31, 1999 (dollars in thousands):


                                                  --------------------------             -------------------------
                                                  For the Three Months Ended             For the Nine Months Ended
                                                      December 31, 1999                      December 31, 1999
                                                  --------------------------             -------------------------
Revenues                                               $       71,298                          $      208,389
Cost of Sales                                                 (62,294)                               (182,110)
General & Administrative Expenses                              (6,433)                                (17,601)
Interest Expense, Paid to Seller                               (2,542)                                 (8,077)
                                                       --------------                          --------------
Operating Earnings                                     $           29                          $          601
                                                       ==============                          ==============

Units Closed                                                      377                                   1,147
                                                       ==============                          ==============

         The Partnership acquired this segment in the first quarter of fiscal 2000. The seller received $221.7 million in non-interest bearing promissory notes due March 31, 2001 and retained preferred non-voting shares in Fairclough. The preferred shares require a preferred distribution and have a nominal residual interest value that is mandatorily redeemable on March 31, 2001. During the three and nine months ended December 31, 1999, Fairclough generated earnings totaling $2.6 million and $8.1 million, respectively, which are subject to distribution to the seller under the preferred share arrangement. The Companies have accounted for the non-interest bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, distributions attributable to the preferred shares are accrued as interest expense in the accompanying financial statements.

DOMESTIC -

         The following summarizes Domestic Home Building's results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in thousands):

                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Sales Revenues                                                   $      3,791      $      5,403
Cost of Sales                                                          (3,355)           (4,596)
General & Administrative Expenses                                        (369)             (403)
                                                                 ------------      ------------
Operating Earnings                                               $         67      $        404
                                                                 ============      ============

Units Closed                                                               11                19
                                                                 ============      ============

                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Sales Revenues                                                   $      9,781      $     13,976
Cost of Sales                                                          (8,500)          (11,885)
General & Administrative Expenses                                      (1,088)           (1,205)
                                                                 ------------      ------------
Operating Earnings                                               $        193      $        886
                                                                 ============      ============

Units Closed                                                               30                48
                                                                 ============      ============


         During the three and nine months ended December 31, 1999 and 1998, sales revenues included revenues from the sale of single-family homes in New Jersey which completed the build-out of certain communities. In July 1999, the Partnership obtained final zoning approval for the development of an additional 251 single-family homes.

COMMERCIAL DEVELOPMENT

         The following summarizes Commercial Development's results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars and square feet in thousands):


                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Sales Revenues                                                   $      1,901      $       (116)
Rental Income                                                           1,692               174
Cost of Sales                                                          (1,683)               --
General & Administrative Expenses                                        (974)              (95)
Interest Expense                                                         (740)              (32)
                                                                 ------------      ------------
Operating Earnings (Loss)                                        $        196      $        (69)
                                                                 ============      ============

Operating Square Feet                                                     956                38
                                                                 ============      ============


                                                                 ------------------------------
                                                                    For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Sales Revenues                                                   $      3,765      $      1,570
Rental Income                                                           3,412               174
Cost of Sales                                                          (3,065)           (1,577)
General & Administrative Expenses                                      (1,881)             (292)
Interest Expense                                                       (1,471)              (60)
                                                                 ------------      ------------
Operating Earnings (Loss)                                        $        760      $       (185)
                                                                 ============      ============


         Sales revenues for the three months ended December 31, 1999 included the sale of certain residential lots in Texas and certain commercial land in California. Sales revenues for the same period in the prior year included the sale of industrial land to a joint venture in which the Partnership owns a 10% interest.

MULTI-FAMILY DEVELOPMENT

         The following summarizes Multi-Family Development's ("Multi-Family") results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in thousands):


                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $         --      $         41
Cost of Sales                                                              --                --
General & Administrative Expenses                                        (475)             (366)
Interest Expense                                                           (4)              (54)
                                                                 ------------      ------------
Operating Loss                                                   $       (479)     $       (379)
                                                                 ============      ============


                                                                 ------------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Revenues                                                         $     17,154      $        324
Cost of Sales                                                         (17,049)               --
General & Administrative Expenses                                      (1,505)           (1,111)
Interest Expense                                                          (19)              (94)
                                                                 ------------      ------------
Operating Loss                                                   $     (1,419)     $       (881)
                                                                 ============      ============


         Revenues during the three and nine months ended December 31, 1999 resulted from the sale of a Texas apartment complex that had been constructed subject to a pre-sale agreement. Revenues during the three and nine months ended December 31, 1998 consisted primarily of development fee income.

LAND SALES

         The following summarizes Land Sales' operating results for the three and nine months ended December 31, 1999 compared to the same periods last year (dollars in thousands):


                                                                 ------------------------------
                                                                   For the Three Months Ended
                                                                         December 31,
                                                                 ------------------------------
                                                                    1999                1998
                                                                 ----------          ----------
Sales Revenues                                                   $      768          $      192
Cost of Sales                                                          (539)                (15)
General & Administrative Expenses                                      (125)               (120)
Interest Expense                                                         --                  --
                                                                 ----------          ----------
Operating Earnings                                               $      104          $       57
                                                                 ==========          ==========

                                                                 ------------------------------
                                                                   For the Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Sales Revenues                                                   $      6,748      $      3,730
Cost of Sales                                                          (5,943)           (3,082)
General & Administrative Expenses                                        (375)             (364)
Interest Expense                                                           --               (62)
                                                                 ------------      ------------
Operating Earnings                                               $        430      $        222
                                                                 ============      ============


         Revenues for the three months ended December 31, 1999 included the sale of certain residential lots in Florida, Texas and New Jersey to Centex's homebuilding operations. Revenues for the nine month period ended December 31, 1999 consisted of $5.0 million in residential lot sales to Centex Homes and the sale of certain commercial land in Texas. Real Estate sales during the nine months ended December 31, 1998 included $2.9 million of lot sales to Centex Homes and the sale of certain commercial property in Texas.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended December 31, 1999, 8,095 Class C Preferred Partnership Units were issued in exchange for assets with a fair market value of $8.1 million. Also during the nine months ended December 31, 1999, the Companies closed on non-recourse commercial development project loans totaling $49.6 million. The project loans are collateralized by commercial properties and have ten-year maturities with fixed interest rates ranging from 6.9% to 7.8%.

         The Partnership believes that the revenues, earnings, and liquidity from its current operations and from construction and permanent financings will be sufficient to provide the necessary funding for the current and future needs.

YEAR 2000 COMPLIANCE

         Beginning in fiscal year 1997, the Companies engaged in an ongoing process of evaluating and implementing changes to their systems in order to ensure Year 2000 compliance. As a result of this process, the Companies and their subsidiaries tested all critical systems during calendar year 1999 and repaired, upgraded and/or replaced those found to be not Year 2000 compliant. The cost of replacing, upgrading or otherwise changing non-compliant systems was not material to the Companies as a whole, or to the Companies' individual subsidiaries. The Companies used internally generated cash to fund the correction of all non-compliant systems. The Companies' Year 2000 compliance preparation included the completion of a contingency plan, the hiring of a third party consultant (through Holding's services agreement with Centex Service Company) and the surveying of material vendors and suppliers.

         As a result of the attention that the Companies paid to addressing their Year 2000 readiness, the Companies have not, to date, experienced any adverse impact on the Companies' operations or financial condition or the operations or financial condition of any of their individual subsidiaries as a result of any Year 2000 compliance issues. In addition, the Companies are not aware that any of their vendors, subcontractors or other third parties experienced any significant problems as a result of Year 2000 compliance issues. Furthermore, if any of those third parties were affected by Year 2000 compliance issues, such compliance issues have not caused, to date, any adverse effects on the Companies' operations or financial condition, or the operations or financial condition of any of their individual subsidiaries.

         Although the Companies have not been affected to date by the changes from December 31, 1999 to January 1, 2000, Year 2000 issues could arise subsequent to the filing of this report. As an example, the Companies' systems could fail to recognize 2000 as a leap year. The Companies believe that such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Companies' operations or financial condition would be materially adversely affected. Nevertheless, the Companies intend to continue to monitor Year 2000 related issues and immediately address any effects that may arise as a result.

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

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (1)      Exhibits

                  Exhibit 27.2        Financial Data Schedule

                  Exhibit 27.3        Financial Data Schedule

         (2)      Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1999.

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




                                        3333 HOLDING CORPORATION
                            -------------------------------------------------
                                               Registrant




February 11, 2000                        /s/ Richard C. Decker
                            -------------------------------------------------
                                           Richard C. Decker
                                   Director, Chairman, President and
                                        Chief Executive Officer
                                     (principal executive officer)


February 11, 2000                        /s/ Kimberly A. Pinson
                            -------------------------------------------------
                                           Kimberly A. Pinson
                               Vice President, Treasurer, Controller and
                                          Assistant Secretary
                                    (principal financial officer and
                                       chief accounting officer)

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



                                           CENTEX DEVELOPMENT
                                             COMPANY, L.P.
                            -------------------------------------------------
                                               Registrant

                                    By: 3333 Development Corporation,
                                           General Partner


February 11, 2000                        /s/ Richard C. Decker
                            -------------------------------------------------
                                           Richard C. Decker
                                   Director, Chairman, President and
                                        Chief Executive Officer
                                     (principal executive officer)


February 11, 2000                        /s/ Kimberly A. Pinson
                            -------------------------------------------------
                                           Kimberly A. Pinson
                               Vice President, Treasurer, Controller and
                                          Assistant Secretary
                                    (principal financial officer and
                                       chief accounting officer)

                                 EXHIBIT INDEX


     Exhibit
     Number                       Description
     -------                      -----------
     Exhibit 10.10                Centex Corporation Amended and Restated 1987 Stock Option Plan
     Exhibit 27.1                 Financial Data Schedule - Centex Corporation
     Exhibit 27.2                 Financial Data Schedule - 3333 Holding Corporation
     Exhibit 27.3                 Financial Data Schedule - Centex Development Company, L.P.