Form 10-K405
period 2000-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2000-05-31
CIK 18532, 818762, 818764

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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
               (I.R.S. EMPLOYER IDENTIFICATION NO.)                              (I.R.S. EMPLOYER IDENTIFICATION NOS.)
               2728 N. HARWOOD, DALLAS, TEXAS 75201                               2728 N. HARWOOD, DALLAS, TEXAS 75201
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)
                          (214) 981-5000                                                     (214) 981-6770
                 (REGISTRANT'S TELEPHONE NUMBER)                                    (REGISTRANTS' TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH                                                   NAME OF EACH
                                           EXCHANGE ON WHICH                                             EXCHANGE ON WHICH
       TITLE OF EACH CLASS                    REGISTERED              TITLE OF EACH CLASS                    REGISTERED
      --------------------                 ----------------           -------------------                -----------------
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No    .
                                              ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. X
                        ---
     The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on May 19, 2000 was approximately $1.3 billion.

     Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on May 19, 2000:

Centex Corporation                          Common Stock                                         58,815,670 shares
3333 Holding Corporation                    Common Stock                                              1,000 shares
Centex Development Company, L.P.            Class A Units of Limited Partnership Interest            32,260 units
Centex Development Company, L.P.            Class C Units of Limited Partnership Interest            35,082 units

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.III and B.III of this Report:

(a) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation held on July 27, 2000.

===============================================================================

                             JOINT ANNUAL REPORT ON
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                      CENTEX CORPORATION AND SUBSIDIARIES
                                      AND
                    3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                          JOINT EXPLANATORY STATEMENT

         On November 30, 1987, Centex Corporation ("Centex" or the "Company") distributed as a dividend (the "Distribution") to its stockholders (through a nominee, the "Nominee") all of the issued and outstanding shares of the common stock, par value $.01 per share ("Holding Common Stock"), of 3333 Holding Corporation, a Nevada corporation ("Holding"), and 900 warrants (the "Stockholder Warrants") to purchase Class B Units of limited partnership interest in Centex Development Company, L.P., a Delaware limited partnership (the "Partnership"). Pursuant to an agreement with the Nominee (the "Nominee Agreement"), the Nominee is the recordholder of the Stockholder Warrants and 1,000 shares of Holding Common Stock, which constitute all of the issued and outstanding capital stock of Holding, on behalf of and for the benefit of persons who are from time to time the holders of the common stock, par value $.25 per share ("Centex Common Stock"), of Centex ("Centex Stockholders"). Each Centex Stockholder owns a beneficial interest in that portion of the 1,000 shares of Holding Common Stock and the Stockholder Warrants that the total number of shares of Centex Common Stock held by such stockholder bears to the total number of shares of Centex Common Stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each Centex Stockholder's beneficial interest in such pro rata portion of the shares of Holding Common Stock and the Stockholder Warrants is represented by the certificate or certificates evidencing such Centex Stockholder's Centex Common Stock, and is currently tradeable only in tandem with, and as a part of, each such Centex Stockholder's Centex Common Stock. The tandem securities are listed and traded on the New York Stock Exchange and The London Stock Exchange Limited and are registered with the Securities and Exchange Commission (the "Commission") separately under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Holding and the Partnership were each organized in 1987 in connection with the distribution. 3333 Development Corporation, a wholly-owned subsidiary of Holding ("Development"), holds a 1% interest in, and is the sole general partner of, the Partnership. Centex indirectly owns 100% of the Class A Units and 100% of the Class C Units of limited partnership interest in the Partnership, which units are collectively convertible into 20% of the Class B Units of limited partnership in the Partnership. Please refer to the ownership chart on page 2.

         At present, Centex, Holding and the Partnership have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. PART A of this Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (the "Report") relates to Centex and its subsidiaries. PART B of this Report relates to Holding (and its subsidiary, Development) and to the Partnership and its subsidiaries.

         This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 2000 annual meetings of stockholders, the Annual Report to Stockholders of Centex for the fiscal year ended March 31, 2000 (the "Centex 2000 Annual Report") and the Annual Report to Stockholders of Holding and the Partnership for the fiscal year ended March 31, 2000 (the "Holding/Partnership 2000 Annual Report"). For a complete understanding of the tandem traded securities, PART A and PART B of this Report should be read in combination.

Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (G) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 58-60 of this Report.

For a description of this ownership chart, please see the Joint Explanatory Statement on the previous page.


                                 OWNERSHIP CHART


                                     [GRAPH]

                               TABLE OF CONTENTS
FORM 10-K

                                                                                                          PAGE
                                                                                                          ----
JOINT EXPLANATORY STATEMENT..................................................................               1

PART A.                CENTEX CORPORATION AND SUBSIDIARIES

                                     PART I


Item 1.       Business.......................................................................               5
Item 2.       Properties.....................................................................              23
Item 3.       Legal Proceedings..............................................................              24
Item 4.       Submission of Matters to a Vote of Security Holders............................              24

                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
                     Matters.................................................................              25
Item 6.       Selected Financial Data........................................................              26
Item 7.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operation....................................................              27
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ....................              39
Item 8.       Financial Statements and Supplementary Data....................................              41
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure....................................................              68

                                    PART III


Item 10.      Directors and Executive Officers of the Registrant.............................              68
Item 11.      Executive Compensation.........................................................              68
Item 12.      Security Ownership of Certain Beneficial Owners and Management.................              68
Item 13.      Certain Relationships and Related Transactions.................................              68

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............              69
SIGNATURES...................................................................................              70

PART B.                 3333 HOLDING CORPORATION AND SUBSIDIARY AND
                     CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                                     PART I


                                                                                                          PAGE
                                                                                                          ----
Item 1.       Business.......................................................................              71
Item 2.       Properties.....................................................................              76
Item 3.       Legal Proceedings..............................................................              78
Item 4.       Submission of Matters to a Vote of Security Holders............................              78

                                    PART II


Item 5.       Market for Registrants' Common Equity and Related Stockholder
                     Matters.................................................................              79
Item 6.       Selected Financial Data........................................................              81
Item 7.       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...................................................              82
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ....................              87
Item 8.       Financial Statements and Supplementary Data....................................              88
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure....................................................             107

                                    PART III


Item 10.      Directors and Executive Officers of the Registrants............................             107
Item 11.      Executive Compensation.........................................................             110
Item 12.      Security Ownership of Certain Beneficial Owners and Management.................             112
Item 13.      Certain Relationships and Related Transactions.................................             115

                                    PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............             118
SIGNATURES...................................................................................         119,120


                               ------------------


INDICES TO EXHIBITS


CENTEX CORPORATION AND SUBSIDIARIES..........................................................             121
3333 HOLDING CORPORATION AND SUBSIDIARY......................................................             124
CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES............................................             126

                                     PART A.

                       CENTEX CORPORATION AND SUBSIDIARIES


PREFATORY STATEMENT

         PART A of this Report (pages 5 through 70) includes information relating to Centex Corporation and subsidiaries ("Centex" or the "Company"), File No. 1-6776. See Joint Explanatory Statement on page 1 of this Report. References to Centex or the Company in this Report include Centex and its subsidiaries unless the context otherwise states. PART B of this Report (pages 71 through 120) includes information relating separately to 3333 Holding Corporation ("Holding") and its subsidiary, 3333 Development Corporation ("Development"), and to Centex Development Company, L.P. and subsidiaries ("Partnership").


                                     PART I

ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

         Centex is incorporated in the state of Nevada. The Company's common stock, par value $.25 per share ("Centex Common Stock"), began trading publicly in 1969. As of May 19, 2000, 58,815,670 shares of Centex Common Stock, which are traded on the New York Stock Exchange ("NYSE") and The London Stock Exchange Limited, were outstanding.

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

         Centex's Home Building business has expanded to include both conventional homes and manufactured homes. Centex is one of the nation's largest home builders. Centex's Conventional Homes operations currently involve the construction and sale of single-family homes, town homes, and low-rise condominiums and also includes the purchase and development of land. Centex has participated in the conventional home building business since 1950. Centex entered the Manufactured Homes business in fiscal 1997 when Centex Real Estate Corporation ("Real Estate") acquired approximately 80% of the predecessor of Cavco Industries, LLC. During the fourth quarter of fiscal 2000 the Company acquired the remaining 20% of minority interest in Cavco. As used herein, "Cavco" refers to the manufactured housing group of the Company, which includes the manufacture of residential and park model homes and their sale through company-owned retail outlets and a network of independent dealers.

         Centex's Investment Real Estate operations involve the acquisition, development and sale of land, and the development of industrial, office, retail and mixed-use projects.

         Centex's Financial Services operations involve the financing of conventional homes, home equity and sub-prime lending and the sale of title insurance and various other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and third parties. Centex has been in the mortgage banking business since 1973.

         Centex's involvement in the Construction Products business started in 1963 when it began construction of its first cement plant. Since that time, this segment has expanded to include additional cement production and distribution and the production, distribution and sale of gypsum wallboard, readymix concrete and aggregates. During the quarter ended June 30, 1994, Centex Construction Products, Inc. ("Construction Products") completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP." Primarily as a result of Construction Products' repurchase of its own stock during the quarter ended June 30, 1996, Centex's ownership interest increased to more than 50%. Primarily due to additional stock repurchases by Construction Products, Centex's ownership interest has increased to 64.4% as of March 31, 2000. Accordingly, Construction Products' fiscal 2000, 1999, and 1998 financial results have been consolidated with those of Centex.

         Centex entered the Contracting and Construction Services business in 1966 by acquiring a Dallas-based contractor that had been in business since 1936. Additional significant construction companies were acquired in 1978, 1982, 1987, and 1990. Centex currently ranks among the nation's largest general building contractors. The Company's contracting and construction activities involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

         In fiscal 1988, Centex established Centex Development Company, L.P. Please refer to PART B of this Report for a discussion of the business of the Partnership.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Note (J) of the Notes to Consolidated Financial Statements of Centex on pages 61-64 of this Report contains additional information about the Company's business segments for the fiscal years ended March 31, 2000, 1999 and 1998 ("fiscal 2000," "fiscal 1999," and "fiscal 1998," respectively).

                        NARRATIVE DESCRIPTION OF BUSINESS

HOME BUILDING

CONVENTIONAL HOMES

         Centex Homes, Centex's conventional home building operation, is primarily involved in the purchase and development of land or lots and the construction and sale of single-family homes, town homes, and low-rise condominiums. Centex Homes currently operates in 439 neighborhoods in 77 different markets. Centex Homes is one of the leading U.S. builders of single-family detached homes, as measured by the number of units sold and closed in a calendar year. Centex Homes is also the only company to rank among the nation's top 10 home builders for each of the past 32 years according to Professional Builder magazine. Centex Homes sells to both first-time and move-up buyers. Approximately 89% of the houses Centex Homes sells are single-family detached homes and the remainder are town homes and low-rise condominiums.

Markets

         Centex Homes follows a strategy of reducing exposure to local market volatility by spreading operations across geographically and economically diverse markets. Centex Homes currently builds in 77 market areas in 20 states and in Washington, D. C. The markets are listed below by geographic areas.

       WEST                California -
                             Vallejo/Fairfield/Napa                          Visalia/Tulare/Porterville
                             Oakland                                         Riverside/San Bernardino
                             Kings County                                    Orange County
                             Sacramento                                      Los Angeles/Long Beach
                             Bakersfield                                     Ventura
                             Fresno                                          San Diego
                             San Luis Obispo
                           Nevada -                                          Oregon-
                             Reno                                            Portland/Vancouver
                             Las Vegas                                       Salem
                           Washington State -                                Eugene
                             Seattle/Bellevue/Everett
                             Tacoma

       MIDWEST             Ohio -
                            Akron                                            Hamilton/Middletown
                            Canton/Massillon                                 Toledo
                            Cincinnati                                       Youngstown/Warren
                            Cleveland/Lorain/Elyria                          Mansfield
                            Columbus                                         Steubenville/Weirton
                            Dayton/Springfield
                           Chicago, Illinois                                Colorado -
                           Minneapolis/St. Paul, Minnesota                   Denver
                           Indianapolis, Indiana                             Boulder/Longmont

       EAST                North Carolina -                                 Virginia -
                            Charlotte/Gastonia/Rock Hill                     Richmond/Petersburg
                            Raleigh/Durham/Chapel Hill                       Norfolk/Virginia Beach/Newport
                            Wilmington                                       Washington, D.C.
                           South Carolina -                                 New Jersey -
                            Columbia                                         Trenton
                            Greenville/Spartanburg/Anderson                  Middlesex/Somerset/Hunterdon
                            Charleston/N. Charleston                         Monmouth/Ocean
                            Hilton Head                                     Nashville, Tennessee
                            Myrtle Beach                                    Atlanta, Georgia
                           Philadelphia, Pennsylvania

       SOUTHEAST           Florida -
                               Jacksonville                                  Naples
                               Daytona Beach                                 Ft. Myers/Cape Coral
                               Tampa/St. Petersburg/Clearwater               West Palm Beach/Boca Raton
                               Sarasota/Bradenton                            Melbourne/Titusville
                               Orlando                                       Ft. Lauderdale
                               Lakeland/Winter Haven                         Miami
                               Ft. Pierce                                    Punta Gorda

       SOUTHWEST           Texas -
                               Dallas                                        San Antonio
                               Ft. Worth/Arlington                           Galveston
                               Houston                                       Killeen/Temple
                               Austin/San Marcos
                           Arizona -                                       Albuquerque, New Mexico
                             Phoenix/Mesa
                             Prescott

         In fiscal 2000, Centex Homes closed 18,904 houses, including first-time, move-up and, in some markets, custom homes ranging in price from approximately $37,000 to about $1.3 million with the average sale price being approximately $191,568.

         Centex Homes' policy has been to acquire land with the intent to complete the sale of housing units within approximately 24 to 36 months from the date of acquisition. Generally this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed.

         Wayne Homes, which was acquired in fiscal 1999, builds single-family homes in the "build-on-owner's lot" market segment. 765 units were closed in fiscal 2000. Wayne Homes currently operates in Ohio and Indiana, and has plans to expand into other states.

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

         Summarized below by geographic area are Centex Homes' home closings, sales (orders) backlog and sales (orders) for the five fiscal years ended March 31.

                                                          For the Years Ended March 31,
                                         ----------------------------------------------------------------
                                           2000          1999           1998          1997          1996
                                         -------       -------        -------       -------       -------
       CLOSINGS (IN UNITS):
        West                               3,917         3,060          2,964         2,955         2,347
        Midwest                            3,089         2,062          1,147         1,337         1,276
        East                               4,134         3,309          2,650         2,875         2,804
        Southeast                          3,066         2,582          2,400         2,334         2,241
        Southwest                          4,698         3,779          3,257         3,606         3,302
                                         -------       -------        -------       -------       -------
                                          18,904        14,792         12,418        13,107        11,970
                                         =======       =======        =======       =======       =======
       AVERAGE SALES
       PRICE (IN 000'S)                  $   192       $   186        $   183       $   172       $   164
                                         =======       =======        =======       =======       =======

                                                          For the Years Ended March 31,
                                         -----------------------------------------------------------------
                                          2000            1999           1998          1997           1996
                                         -----           -----          -----         -----          -----
       SALES (ORDERS) BACKLOG, AT THE END OF PERIOD (IN UNITS):
        West                             1,099             921            991           968            980
        Midwest                          1,628           1,355            433           441            652
        East                             1,519           1,392            963           861          1,121
        Southeast                        1,582           1,500          1,136           919          1,106
        Southwest                        1,751           1,624          1,393         1,119          1,674
                                         -----           -----          -----         -----          -----
                                         7,579           6,792          4,916         4,308          5,533
                                         =====           =====          =====         =====          =====

                                                          For the Years Ended March 31,
                                         -----------------------------------------------------------------
                                           2000           1999           1998          1997          1996
                                           ----           ----           ----          ----          ----
       SALES (ORDERS) (IN UNITS):
        West                              3,966           2,990          2,987         2,943         2,724
        Midwest                           3,207           2,515          1,139         1,126         1,486
        East                              4,261           3,466          2,752         2,615         3,007
        Southeast                         3,148           2,950          2,617         2,147         2,455
        Southwest                         4,825           4,010          3,531         3,051         3,844
                                         ------          ------         ------        ------        ------
                                         19,407          15,931         13,026        11,882        13,516
                                         ======          ======         ======        ======        ======

Competition and Other Factors

         The conventional housing industry is essentially a "local" business and is highly competitive. Centex Homes competes in each of its market areas with numerous other homebuilders. Centex Homes' operations account for approximately 1% of the total housing starts in the United States. The main competitive factors affecting Centex Homes' operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land and reputation. Management believes that Centex Homes competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

         The home building industry is cyclical and is particularly affected by changes in local economic conditions and in long-term and short-term interest rates and, to a lesser extent, changes in property taxes and energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environments affect both the demand for housing constructed and subsequent cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

         The housing industry is subject to extensive and complex regulations. Centex Homes and its subcontractors must comply with various federal, state and local laws and regulations including worker health and safety, zoning, building, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment ("Environmental Laws"), including the protection of endangered species. Centex Homes is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporated building materials and building designs. All of the foregoing regulatory requirements are applicable to all home building companies, and to date, compliance with the foregoing requirements has not had a material impact on Centex Homes. Centex Homes believes that it is in material compliance with these requirements.

         Centex purchases materials, services and land from numerous sources and believes that it can deal effectively with any problems it may experience relating to the supply or availability of materials, services, and land.

MANUFACTURED HOMES

         Cavco operations include the manufacture of residential and park model homes and the sale thereof through company-owned retail outlets and a network of independent dealers. The Company entered the manufactured homes industry in fiscal 1997, when Real Estate acquired approximately 80% of the predecessor of Cavco Industries, LLC for a total of $74.3 million. During fiscal 1998, Cavco purchased substantially all of the assets of AAA Homes, Inc., Arizona's largest retailer of manufactured homes, marking Cavco's entry into the retailing of manufactured homes. During the fourth quarter of fiscal 2000, the Company acquired the remaining 20% minority interest in Cavco.

Markets

         Cavco is the largest producer of manufactured homes in Arizona and New Mexico and is the nation's largest producer of park model homes, having built 5,686 manufactured housing units during fiscal 2000. Cavco currently operates five manufacturing plants: three in the Phoenix area, one in Belen, New Mexico, which opened in August 1997, and one in central Texas, which opened in January 1999.

         Cavco sells its manufactured homes through company-owned retail outlets and a network of independent dealers. As of March 31, 2000, Cavco had its products in approximately 276 outlets in 13 states, Canada and Japan, of which there were approximately 121 in Arizona, 54 in New Mexico, 31 in Texas, 23 in Colorado, 20 in California, 12 in Utah, 3 in Nevada, 2 each in Washington, Wyoming, Idaho, and Oregon, and 1 each in Oklahoma, Arkansas, Japan, and Canada. Twenty-three of these outlets are company-owned, 13 of which sell Cavco's product exclusively: 10 in Arizona, 9 in Texas, 3 in New Mexico, and 1 in Colorado. In addition, Cavco is selling its products exclusively at its first manufactured home community development in New Mexico. Many of Cavco's independent dealers operate more than one retail outlet. Most of Cavco's independent dealers sell competing products, although from time to time Cavco also may enter into exclusive agreements with certain dealers. The independent dealers set their own retail prices of Cavco's manufactured homes.

         Cavco's dealers finance their purchase of manufactured homes through floor plan financing arrangements with third-party lenders. Generally, Cavco receives a commitment from the dealer's lender for each order, which is earmarked for the home ordered, identified by its serial number. Cavco then manufactures the home and ships it at the dealer's expense. Payment is due from the lender upon the dealer's notice of delivery and acceptance of the product. The length of time it takes to manufacture and ship a home after an order is placed varies according to Cavco's backlog.

         Cavco is contingently liable under terms of repurchase agreements with the lenders that provide dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of the manufacturer's products in the event that the dealer defaults on payments. The risk of loss is spread over numerous dealers and financing institutions and is further offset by the resale value of repurchased units. Cavco has not incurred any significant losses from these arrangements since its inception.

         Cavco extends a limited warranty to original retail purchasers of its manufactured homes. Cavco warrants structural and nonstructural components for 12 months. Its warranty does not extend to installation, setup or appliances. Appliances are warranted by their original manufacturer.

         Cavco's backlog of orders for manufactured homes was approximately $1.9 million (86 units) as of March 31, 2000 and $13.4 million (526 units) as of March 31, 1999. Cavco currently requires two to three weeks, on average, to fill an order. Cavco anticipates that the entire backlog at March 31, 2000 will be filled during fiscal 2001.

Competition and Other Factors

         Cavco estimates that there are seven other manufacturers competing for a significant share of the Arizona and New Mexico areas. Cavco believes that its business (based on total sales) represents an approximate 32% share of the Arizona area, 14% share of the New Mexico area and smaller shares of market areas in other states in which it does business. Cavco believes the principal factors affecting competition in the manufactured housing market are price, design, product quality and reliability, distribution network, retail financing, and brand recognition.

         Cavco has not experienced any material difficulty in purchasing its raw materials or component parts. Cavco buys wood, wood products, aluminum, steel, tires, hardware, windows and doors from manufacturers and distributors located primarily in California, Texas, and Arizona. Approximately 39% of the unit cost of Cavco's manufactured homes is attributable to raw wood products. The majority of the other component parts purchased for its homes are third-party manufactured components.

         The Company believes that compliance with federal, state and local environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position.

INVESTMENT REAL ESTATE

         The Investment Real Estate Group is involved in the acquisition, development and sale of land, and the development of industrial, retail, mixed-use, and apartment complexes.

         In fiscal 1996, the Company acquired certain equity interests in Vista Properties, Inc. ("Vista") which owned a real estate portfolio of properties located in seven states in which the Company has significant operations. Vista's real property portfolio generally consisted of land zoned, planned or developed for single- and multi-family residential, office, retail, industrial and other commercial uses. During fiscal 1997, Real Estate completed a business combination transaction and reorganization with Vista whereby Centex's Home Building assets and operations were contributed to Vista, and Vista changed its name to Centex Real Estate Corporation. As a result of the combination, Centex's investment real estate portfolio was reduced to a nominal "book basis" after recording certain deferred tax benefits related to this acquisition. Accordingly, as these properties are developed or sold, the net sales proceeds are reflected as operating margin. Negative goodwill recorded as a result of the business combination is being amortized to earnings over the estimated period over which the land will be developed, sold or realized.

         As of March 31, 2000, the Investment Real Estate Group's property portfolio consisted of land located in eight states: Texas, New Jersey, Florida, North Carolina, California, Tennessee, Virginia, and Colorado. The Company has major conventional homes operations in most markets where Investment Real Estate owns substantial property.

         The land held, by state, at March 31, 2000 is set forth in the following table:

    State                  Acres                          Zoning
----------------          ------            ----------------------------------------
Texas                       704             Industrial, Office, Retail & Residential
New Jersey                  345             Industrial, Office & Residential
California                  177             Industrial, Office & Residential
North Carolina              165             Industrial, Office & Residential
Florida                      69             Industrial, Office, Retail & Residential
Virginia                     48             Residential
Tennessee                    42             Residential
Colorado                      3             Residential
                          -----
                          1,553
                          =====

         At March 31, 2000, the Investment Real Estate Group also owned either directly, through interests in joint ventures, or through its ownership of a limited partner interest in the Partnership, two multi-family communities totaling 572 units located in Grand Prairie and College Station, Texas, as well as 1,166,000 square feet of industrial, office, and retail buildings in California, Arizona, Texas, Florida, North Carolina, and Massachusetts. During fiscal 2000, the Partnership began construction on a 382-unit apartment community in St. Petersburg, Florida and 500,000 combined square feet of industrial and office space in Florida, California, Texas, and North Carolina. All of the projects under construction at March 31, 2000 are scheduled for completion during fiscal 2001. Many of the areas targeted for development include land owned by the Company or its affiliates.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional homes, home equity and sub-prime lending and the sale of title insurance and various other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and other third parties.

Conforming Mortgage Banking

         CTX Mortgage Company ("CTX Mortgage") was established in 1973 to provide mortgage financing for homes built by Centex Homes. The opening of CTX Mortgage offices in Centex Homes' housing markets has enabled it to provide mortgage financing for an average of 72% of the homes built by Centex Homes ("Builder Loans") over the past five years. However, in fiscal 2000 this capture rate fell to 61% of Centex Homes' sales, principally because of Centex Homes' expansion into geographic markets where CTX Mortgage had not yet established operations.

         In 1985, CTX Mortgage expanded its operations to include third-party loans ("Retail Loans") that are not associated with the sale of homes built by Centex. At March 31, 2000 CTX Mortgage had 221 offices located in 37 states. The offices vary in size depending on loan volume in each locality.

         The unit breakdown of Builder and Retail Loans for CTX Mortgage for the five years ended March 31, 2000 are set forth in the following table:

                                                                         For the Years Ended March 31,
                                                           ----------------------------------------------------------
                                                            2000         1999        1998         1997         1996
                                                           ------       ------      ------       ------       ------
LOAN TYPES:
   Builder                                                 10,958        9,882       8,748        9,483        8,440
   Retail                                                  49,404       66,496      44,096       33,579       32,706
                                                           ------       ------      ------       ------       ------
                                                           60,362       76,378      52,844       43,062       41,146
                                                           ======       ======      ======       ======       ======

ORIGINATION VOLUME (IN BILLIONS)                           $  8.1       $ 10.1      $  6.7       $  5.2       $  4.9

PERCENT OF CENTEX CLOSINGS FINANCED                            61%          70%         75%          77%          75%

         CTX Mortgage provides mortgage origination and other mortgage-related services for the Federal Housing Administration ("FHA"), Department of Veterans' Affairs ("VA") and conventional loans on homes built and sold by the Company or by others, as well as resale homes. CTX Mortgage's loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the conventional loans qualify for inclusion in guaranteed programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Such loans are known in the industry as "conforming" loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage or private investors who subsequently purchase the loans on a whole loan basis or are funded by private investors who pay a broker fee to CTX Mortgage for referring a loan.

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

         CTX Mortgage also participates in joint-venture agreements with third-party home builders to provide mortgage originations for their homes. At March 31, 2000, CTX Mortgage had 32 of these agreements, operating in 55 offices in 12 states.

         In December 1999, CTX Mortgage entered into a revolving sales agreement under which an unaffiliated buyer, Centex Home Mortgage, LLC ("CHM"), a special purpose entity, committed to purchase, at CTX Mortgage's option, mortgage loans originated by CTX Mortgage on a daily basis, up to CHM's asset limit of $1.5 billion. Under the terms of the sales agreement, CTX Mortgage is the sole manager of CHM and, in that capacity, arranges for the sale of such loans into the secondary market. For a subservicing fee,

CTX Mortgage also acts as servicer of these mortgage loans for CHM until CHM sells the loans. At March 31, 2000, CTX Mortgage was servicing approximately $704 million of mortgage loans owned by CHM.

Home Equity and Sub-Prime Lending

         Centex Credit Corporation, a Nevada corporation doing business as Centex Home Equity Corporation ("Home Equity"), is a Fannie Mae approved sub-prime mortgage lender formed in fiscal 1995 and engaged in the origination of primarily nonconforming home equity loans. The sub-prime lending market comprises borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons including credit histories that may limit such borrower's access to credit or the borrower's need for specialized loan products. Since its inception, Home Equity has focused on lending to individuals who have substantial equity in their homes but have impaired or limited credit histories. Home Equity's mortgage loans to these borrowers are made for such purposes as debt consolidation, refinancing, home improvement or educational expenses. Substantially all of Home Equity's mortgage loans are secured by first or second mortgage liens on one- to four-family residences, and have amortization schedules ranging from 5 to 30 years.

         At March 31, 2000, Home Equity had 138 offices doing business in 48 states. Home Equity originates home equity loans through four major origination sources: 1) retail branch network, 2) broker referral network, 3) referrals from its affiliated conforming mortgage company, CTX Mortgage, and 4) Home Equity's direct sales unit, which sources loans through telemarketing and direct mail efforts.

         The following table summarizes origination statistics for the five years ended March 31, 2000.

                                                    For the Years Ended March 31,
                                       -------------------------------------------------------
                                       2000         1999         1998        1997         1996
                                       ----         ----         ----        ----         ----
LOANS                                 20,568       15,582       7,982        4,100         450

ORIGINATION VOLUME (IN BILLIONS)     $   1.3      $   1.0      $  0.5       $  0.2        $.03

         Home Equity began servicing loans in fiscal 1997. The servicing fees paid for sub-prime loans are significantly higher than for conforming loans. Servicing encompasses, among other activities, the following processes: billing, collection of payments when due, movement of cash to the payment clearing bank accounts, investor reporting, customer help, reconveyance, recovery of delinquent installments, instituting foreclosure, and liquidation of the underlying collateral. As of March 31, 2000, Home Equity was servicing a portfolio of approximately $2.1 billion.

         Commencing in October 1997, a majority of Home Equity's volume has been accumulated for securitizations in which Home Equity retains the residual interest as well as the servicing rights to the securitized loans. The remainder of the loans are sold to investors on a whole-loan sale basis. In February 1998, Home Equity completed its first securitization of $175 million of sub-prime home equity mortgage loans. Subsequently, Home Equity has completed additional securitizations totaling $890 million in fiscal 1999 and $1.3 billion in fiscal 2000.

         Home Equity's securitizations entered into prior to March 31, 2000 had legal and economic structures that caused such securitizations to be accounted for as sales, and the resulting gains on such sales were reported in operating results during the period in which the securitization closed. Home Equity will change the legal and economic structure of securitizations that will occur subsequent to March 31, 2000, which will require that such future securitizations be accounted for as borrowings.

         Home Equity's principal sources of income are from gains on securitizations and whole loan sales, loan origination fees, revenues from the sale of servicing rights, positive carry, and servicing fees.

Other Financial Services Operations

         At the beginning of fiscal 2000, Centex's Title operations were located principally in Texas, Florida, Virginia, and Maryland. During fiscal 2000 the Company acquired Benefit Land Title Company and Benefit Land Title Insurance Company which expanded the Company's title insurance operations into California. Through Westwood Insurance, a multi-line insurance broker acquired during fiscal 1999, homeowners and hazard insurance is marketed to customers of Centex Homes and approximately 228 other home builders in 45 states. Westwood also writes coverage for certain commercial customers.

         Centex Financial Services, Inc. ("CFS"), the parent of all companies within the Financial Services Group, acquired a controlling interest in substantially all of the assets of Advanced Financial Technology, Inc. ("Adfitech") and Loan Processing Technologies, Inc. ("Loan Processing") in fiscal 1997 and of Adfinet, Inc. ("Adfinet") in fiscal 1998, all of which are headquartered in Oklahoma City, Oklahoma. During fiscal 1999, CFS acquired the minority interest in these three operations. Adfitech is a provider of mortgage quality control services. Loan Processing owns and operates an automated mortgage processing system and Adfinet provides the mortgage industry with regulations and guidelines in an electronic format. These acquisitions expanded the products and services that the Financial Services Group offers to the mortgage industry.

Competition and Other Factors

         The mortgage banking industry in the United States is highly competitive. CTX Mortgage competes with other mortgage banking companies as well as financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. Home Equity competes with other sub-prime lenders as well as financial institutions to supply sub-prime financing at attractive rates. The Title and Insurance operations compete with numerous other providers of title and insurance products to purchasers of Centex homes and as well as to the general public. During fiscal 2000, Financial Services continued to operate in a very competitive environment.

Other Legal Considerations

         The Financial Services operations are subject to extensive state and federal regulations as well as the rules and regulations of, and examinations by, Fannie Mae, Freddie Mac, FHA, VA, Department of Housing and Urban Development ("HUD"), Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on Financial Services, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC and GNMA and certain state regulators. As an approved FHA mortgagee, CTX Mortgage is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act, and the regulations promulgated under such statutes. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

CONSTRUCTION PRODUCTS

         Construction Products' operations include the manufacture, production, distribution and sale of cement (a basic construction material which is the essential binding ingredient in concrete), gypsum wallboard, readymix concrete and aggregates (sand and gravel).

         During the quarter ended June 30, 1994, Construction Products completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol "CXP." Primarily as a result of Construction Products' repurchase of its own stock during fiscal 2000, 1999, 1998, and 1997, Centex's ownership increased to 51.4% as of March 31, 1997, and to 64.4% as of March 31, 2000. Accordingly, Construction Products' financial statements for the years ended March 31, 2000, 1999, and 1998 have been consolidated with those of Centex. References to Construction Products include its subsidiaries unless the context states otherwise.

CEMENT

         Construction Products operates cement plants near Buda, Texas; LaSalle, Illinois; Fernley, Nevada; and Laramie, Wyoming. The plants in Buda and LaSalle are owned by separate joint ventures in which Construction Products has a 50% interest. The kiln start-up dates of the cement plants were as follows: Buda, Texas, 1978 (expanded 1983); LaSalle, Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969 and Laramie, Wyoming (2 kilns), 1988 and 1996. All four of the cement plants are fuel-efficient dry process plants.

         Construction Products' net cement production, excluding the joint venture partners' 50% interest in the Buda and LaSalle plants, totaled approximately 2.0 million tons in both fiscal 2000 and 1999. Total net cement sales were 2.3 million tons in fiscal 2000 and 2.2 million tons in fiscal 1999, as all four cement plants sold the entire product they produced. During the past three years, Construction Products purchased cement from others to be resold. In fiscal 2000, 12.2% of the cement sold by Construction Products was acquired from outside sources, compared to 6.9% in fiscal 1999.

Raw Materials and Fuel Supplies

         The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through the mining and extraction operations conducted at quarries owned or leased by Construction Products or joint ventures and located in close proximity to the plants. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore and gypsum, which are either obtained from reserves owned or leased by Construction Products or joint ventures or are purchased from outside suppliers and are readily available. Construction Products' management believes that the estimated recoverable limestone reserves owned or leased by it or its joint ventures will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Fernley plant, at least 15 years. Construction Products' management expects that additional limestone reserves for its Fernley plant will be available when needed on an economically feasible basis, although they may be more distant and more expensive to transport than existing reserves.

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

Sales and Distribution

         The principal geographic markets for Construction Products' cement are Texas and western Louisiana (serviced by the Buda, Texas plant); Illinois and southern Wisconsin (serviced by the LaSalle, Illinois plant); Nevada (except Las Vegas) and northern California (serviced by the Fernley, Nevada plant); and Wyoming, Utah, northern Colorado, western Nebraska and eastern Nevada (serviced by the Laramie, Wyoming plant).

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

         Cement produced by the cement plants is sold primarily to readymix concrete producers and paving contractors. No single customer accounted for as much as 10% of total cement sales during fiscal 2000.

Competition and Other Factors

         The cement business is extremely competitive. In every geographic area in which Construction Products sells cement, one or more other domestic producers compete for the available business. In addition, foreign companies compete in most sales areas by importing cement into the United States. The number of principal competitors of the Buda, LaSalle, Fernley and Laramie plants are six, six, six and four, respectively, operating in these geographic areas. Construction Products competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing. Cement is also sold from terminals to expand each cement plant's selling area.

GYPSUM WALLBOARD

         Construction Products owns and operates three gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico and one located in Gypsum, Colorado (near Vail). In February 1997, Construction Products purchased a company that owned the gypsum wallboard plant and accompanying electric power cogeneration facility in Gypsum, Colorado. The plant originally commenced production in early 1990 and had been operated by an independent producer until its acquisition by Construction Products. Expansions of the Albuquerque and Colorado plants totaling $10.8 million in fiscal 2000 and $24.2 million in fiscal 1999 were made as part of upgrade projects.

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

Raw Materials and Fuel Supplies

         Construction Products mines and extracts gypsum rock, the principal raw material used in the manufacture of wallboard, from mines and quarries owned, leased or subject to claims owned by Construction Products and located near its plants. The New Mexico and Colorado mines and quarries are estimated to contain approximately 50 million tons and 21 million tons of proven and probable gypsum reserves, respectively. Based on its current production capacity, Construction Products' management estimates that the life of its existing gypsum rock reserves is approximately 80 years in New Mexico and 35 years in Colorado.

         Paper used in manufacturing gypsum wallboard is purchased by Construction Products from third-party suppliers. Approximately 90% of Construction Products' paper requirements are under two evergreen paper contracts, with both contracts having a twelve-month notice provision for termination. The remainder of Construction Products' paper requirements is purchased on the open market from various suppliers. Centex does not believe that the loss of any one supplier would have a material adverse effect on its business.

         Construction Products' wallboard plants use large quantities of natural gas and electrical power. Power for the Gypsum, Colorado plant is supplied by the cogeneration power facility that was acquired along with the gypsum wallboard plant.

Sales and Distribution

         The principal sources of demand for gypsum wallboard are residential and non-residential construction, repair and remodeling. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment, together with certain trends in new residential and commercial construction activity, have partially mitigated the impact of fluctuations on overall levels of new construction.

         Construction Products sells wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the United States. One customer with multiple shipping locations accounted for approximately 11% of Construction Products' total gypsum wallboard sales during fiscal 2000. However, Centex does not believe that the loss of that customer would have a material adverse effect on Construction Products and its subsidiaries taken as a whole.

         Although wallboard is distributed principally in regional areas, Construction Products and certain other producers have the ability to ship wallboard by rail outside their usual regional distribution area to take advantage of other regional increases in demand. Construction Products' rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. In addition, in order to facilitate distribution in certain strategic areas, Construction Products maintains a distribution center in Albuquerque, New Mexico and four reload yards in Florida, Alabama and Illinois.

Competition and Other Factors

         There are 11 principal manufacturers of wallboard operating a total of 82 plants. Centex estimates that the three largest producers, none of which is Construction Products, account for approximately 80% of wallboard sales in the United States. Competition among wallboard producers is primarily on a regional basis, with local producers benefiting from lower transportation costs and, to a lesser extent, on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

READYMIX CONCRETE AND AGGREGATES

         Construction Products' readymix concrete and aggregates operations are located in and around Austin, Texas and northern California. The 10,000-acre aggregates deposit in northern California contains an estimated two billion tons of reserves. Construction Products is engaged in negotiations with state and federal government agencies over issues of title to a portion of its principal aggregate deposit in northern California. Even if the negotiations are unsuccessful in resolving adverse claims, the undisputed portion of Construction Products' California aggregate deposit contains sufficient reserves to serve Construction Products' needs. Construction Products sells aggregates from this deposit in the Sacramento, California area and in nearby counties. No single customer accounted for as much as 10% of Construction Products' concrete and aggregates sales during fiscal 2000. Competition among concrete producers within Construction Products' northern California and Austin markets is strong. Construction Products' competitors include five small and four large concrete producers in the northern California area and five large and four small concrete producers in the Austin area.

ENVIRONMENTAL MATTERS

         The construction products industry, including the operations of Construction Products, is regulated by federal, state and local laws and regulations pertaining to several areas including human health and safety and environmental compliance (collectively, "Environmental Laws"). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. Among those who may be held jointly and severally liable are those who generated the waste, those who arranged for disposal, those who owned or operated the disposal site or facility at the time of disposal, and current owners. In general, this liability is imposed in a series of governmental proceedings initiated by the identification of a site for initial listing as a "Superfund site" on the National Priorities List or a similar state list and the identification of potentially responsible parties who may be liable for cleanup costs. None of Construction Products' sites are listed as a "Superfund site."

         Construction Products' operations are also potentially affected by the Resource Conservation and Recovery Act ("RCRA"), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. Such operations generate non-hazardous solid waste, which may include cement kiln dust ("CKD"). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in Construction Products' operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency ("U.S. EPA"). Nevertheless, CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA completed its review of CKD and has decided to promulgate regulations to govern the handling and disposal of CKD, which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until those regulations are in place.

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

         Construction Products' cement kilns utilize coal, natural gas, minimal amounts of self-generated waste oil, and scrap tires as fuel in the Illinois and Texas plants.

         Another issue of potential significance is global warming and the international accord on carbon dioxide stabilization/reduction. Carbon dioxide is a greenhouse gas many scientists and others believe contributes to a warming of the earth's atmosphere. In December 1997, the United Nations held an international convention in Kyoto, Japan to take further international action to ensure greenhouse gas stabilization and/or reduction after the turn of the century. The conference agreed to a protocol to the United Nations Framework Convention on Climate Change originally adopted in May 1992. The protocol establishes quantified emission reduction commitments for certain developed countries, including the United States, and certain countries that are undergoing the process of transition to a market economy. These reductions are to be obtained by the years 2008-2012. This protocol was made available for signature by member countries starting in the spring of 1998. The protocol will require Senate ratification and enactment of implementing legislation before it becomes effective in the United States.

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

         Management believes that Construction Products' current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with Environmental Laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation or other liabilities or claims. Moreover, Construction Products cannot predict what Environmental Laws will be enacted, adopted or amended in the future or how they will be administered or interpreted. Compliance with more stringent Environmental Laws, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing Environmental Laws, could necessitate significant capital outlays.

         With respect to some of Construction Products' quarries used for the extraction of raw materials for its cement and gypsum operations and for the mining of aggregates for its aggregates operations, Construction Products is obligated under certain of its permits and certain regulations to engage in reclamation of land within the quarries upon completion of extraction and mining. Construction Products generally accrues the reclamation costs for a specific quarry over the life of the quarry.

CONTRACTING AND CONSTRUCTION SERVICES

         Centex's contracting and construction services work is performed through its construction group nationwide. Centex Construction Group's subsidiaries rank together as one of the largest building contractors in the country as well as one of the largest U.S.-owned construction groups. The Construction Group is made up of four firms with various geographic locations and project niches. Healthcare facility construction has represented nearly one-fourth of the Group's business mix during recent years. New contracts for the group for fiscal 2000 totaled $1.651 billion versus $1.128 billion for fiscal 1999. The backlog of uncompleted contracts at March 31, 2000 was $1.382 billion, compared to $937 million at March 31, 1999. The Group's principal subsidiaries are as follows:

         CENTEX CONSTRUCTION COMPANY, INC. - This entity, which emerged from the combination of Centex Bateson Construction Company, Inc. and Centex-Simpson Construction Company, Inc., has operational offices in Dallas, Texas and in Fairfax, Virginia. This company pursues negotiated work in its regional market areas in addition to competitively bid projects nationwide.

         CENTEX-RODGERS CONSTRUCTION COMPANY - This nationwide healthcare construction specialist is headquartered in Nashville, Tennessee, with operational offices in Pasadena, California; Detroit, Michigan; and West Palm Beach, Florida.

         CENTEX-ROONEY CONSTRUCTION CO., INC. - This Ft. Lauderdale-based subsidiary performs all types of work, principally within the state of Florida having operational offices in Miami, Orlando, Tampa, Tallahassee, Jacksonville, Ft. Myers and West Palm Beach.

         CENTEX FORCUM LANNOM, INC. - This company, which focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates in Tennessee and surrounding states with additional marketing offices in Memphis, Tennessee and Lexington, Kentucky.

         As a general contractor or construction manager, the Construction Group provides supervisory personnel for the construction of all facilities. In addition, the Construction Group may perform varying amounts of the actual construction work on a project, but will generally hire subcontractors to perform the majority of the work.

         Construction contracts are primarily entered into under two formats: competitively bid or negotiated jobs. In a competitively bid format, the Construction Group will bid a fixed amount for which it will agree to construct the project based on an evaluation of detailed plans and specifications. In a negotiated job, the contractor bids a fee (fixed or percentage) over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. Such contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. Historically, the majority of the

Construction Group's projects have been in the higher risk competitively bid jobs. Recent years have seen a shift to higher-margin private negotiated projects from the competitively bid public projects. At March 31, 2000, approximately 85% of the outstanding projects were negotiated. The Construction Group's projects include hospitals, hotels, office buildings, correctional facilities, schools, shopping centers, airports, parking garages, sport stadiums, military facilities, post offices, and convention and performing arts centers.

Competition and Other Factors

         The construction industry is very competitive, and the Construction Group competes with numerous other companies. With respect to competitively bid projects and negotiated healthcare work, the Construction Group generally competes throughout the United States and with local, regional and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, the Construction Group competes primarily in the general geographical area where the entity is located and with other local, regional and national contractors. The Construction Group solicits new projects by attending project bid meetings, by meeting with builders and owners and through existing customers. The Construction Group competes successfully on the basis of its reputation, financial strength, knowledge and understanding of its clients' needs.

         The Construction Group's operations are affected by federal, state and local laws and regulations relating to worker health and safety as well as Environmental Laws. With respect to health and safety matters, the Company believes that the Construction Group has taken appropriate precautions to protect employees and others from workplace hazards. Current Environmental Laws may require the Construction Group's operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. The Construction Group's operations are also affected by Environmental Laws regulating the use and disposal of hazardous materials encountered during demolition operations.

         The Company believes that the Contracting and Construction Services Group's current procedures and practices are consistent with industry standards and its compliance with the health and safety laws and Environmental Laws does not constitute a material burden or expense for the Company.

         The Company's Contracting and Construction Services operations obtain materials and services from numerous sources. The Company believes that its construction companies can deal effectively with any problems they may experience in the supply of materials and services.

EMPLOYEES

         The following table presents the breakdown of employees in each line of business as of March 31, 2000:

         Line of Business                                   Employees
         ----------------                                   ---------
         Home Building -
             Conventional Homes                                3,957
             Manufactured Homes                                1,413
         Investment Real Estate                                   47
         Financial Services                                    4,203
         Construction Products                                 1,190
         Contracting and Construction Services                 1,496
         Other Operations                                        942
         Corporate                                               120
                                                             -------
                                                              13,368
                                                             =======


         The 120 Corporate employees are employed by Centex Corporation; all others are employees of the Company's various subsidiaries.


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

         Financial Services owns a 20-acre parcel of land in Edmond, Oklahoma. Loan Processing, Adfinet, and Adfitech occupy offices located on approximately 6 acres of the parcel; the remaining 14 acres are being held for future development or sale. Financial Services also owns two low-rise office buildings situated on approximately 10 acres of land in Dallas, Texas, in which Home Equity conducts certain operations.

         Construction Products operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada; and Laramie, Wyoming. Construction Products owns the Fernley and Laramie facilities and the Buda and LaSalle plants are each owned by separate joint ventures in which Construction Products has a 50% interest. Construction Products owns its principal aggregate plants and quarries, which are located near Austin, Texas and Marysville, California. In addition, Construction Products owns gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico and Gypsum, Colorado.

         Construction Group owns land in Dallas, Texas, on which an office building is located, and in Nashville, Tennessee, a site for equipment storage.

         A wholly-owned subsidiary of the Company owns property in Round Rock, Texas; League City, Texas; and Amarillo, Texas. All are for assisted-living care facilities.

         Except for encumbrances on Cavco's Belen, New Mexico facility which is not material to the Company, none of the Company's facilities described above are pledged as security on its debts.

         See "Item 1. Business" on pages 5-23 of this Report for additional information relating to the Company's properties.


ITEM 3. LEGAL PROCEEDINGS

         In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III)

         The following is an alphabetical listing of the Company's executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. The Company and/or one or more subsidiaries of the Company have employed all of these executive officers for at least the past five years. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 22, 1999, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.

                 NAME                      AGE                               POSITIONS WITH CENTEX
---------------------------------------   ------   ----------------------------------------------------------------
Timothy R. Eller                            51     Executive Vice President of Centex Corporation since July 1998.
                                                   Chairman of the Board and Chief Executive Officer of Centex
                                                   Real Estate Corporation (Chairman of the Board since April
                                                   1998; Chief Executive Officer of Centex Real Estate
                                                   Corporation since July 1991; President and Chief Operating
                                                   Officer of Centex Real Estate Corporation from January 1990 to
                                                   March 1998; Executive Vice President from July 1987 to January
                                                   1990)

Laurence E. Hirsch                          54     Chairman of the Board and Chief Executive Officer of Centex
                                                   Corporation (Chairman of the Board since July 1991; Chief
                                                   Executive Officer since July 1988; President from March 1985 until July 1991)

David W. Quinn                              58     Vice Chairman of the Board and Chief Financial Officer of
                                                   Centex Corporation (Vice Chairman of the Board since May
                                                   1996; Chief Financial Officer since February 1987; Executive
                                                   Vice President from February 1987 until May 1996)

Raymond G. Smerge                           56     Executive Vice President, Chief Legal Officer, General Counsel
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES AND DIVIDENDS

                                   ------------------------------------------------------------------------------
                                        YEAR ENDED MARCH 31, 2000                 Year Ended March 31, 1999
                                   ----------------------------------        ------------------------------------
                                         PRICE                                       Price
                                   --------------------                      ----------------------
                                      HIGH       LOW        DIVIDENDS         High           Low        Dividends
                                   ---------   --------     ---------        ------        --------     ---------
QUARTER
First                               $42 7/8    $31 5/8        $.04           $40 7/8         $33           $.04
Second                              $39 5/8    $26 3/8        $.04           $44 3/8         $33           $.04
Third                               $30 13/16  $22 3/8        $.04           $45 3/4         $26           $.04
Fourth                              $24 9/16   $17 1/2        $.04           $45 3/4         $30 1/4       $.04

The common stock of Centex Corporation is traded on the New York Stock Exchange (ticker symbol CTX) and London Stock Exchange Limited. The approximate number of record holders of the common stock of Centex Corporation at May 19, 2000 was 3,295.

On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Centex Development Company, L P. (see Note G on pages 58-60 of this Report). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex Corporation.

Amounts represent cash dividends per share paid by Centex Corporation on the common stock of Centex Corporation. 3333 Holding Corporation has paid no dividends on its common stock since its incorporation.

DEBT SECURITIES

         See Note (D) of the notes to the Consolidated Financial Statements of Centex Corporation and Subsidiaries on pages 53-54 of this Report.

ITEM 6. SELECTED FINANCIAL DATA


SUMMARY OF SELECTED FINANCIAL DATA
(Unaudited)

                                             ----------------------------------------------------------------------------
(Dollars in thousands, except per share data)                           For the Years Ended March 31,
                                             ----------------------------------------------------------------------------
                                                 2000            1999            1998            1997            1996
                                             ------------    ------------    ------------    ------------    ------------
Revenues                                     $  5,956,366    $  5,154,840    $  3,975,450    $  3,784,991    $  3,102,987
Net Earnings                                 $    257,132    $    231,962    $    144,806    $    106,563    $     53,365
Total Assets                                 $  4,038,740    $  4,334,746    $  3,416,219    $  2,678,829    $  2,336,966
Total Long-term Debt, Consolidated           $    751,160    $    284,299    $    237,715    $    236,769    $    321,002
Total Debt, Consolidated                     $  1,313,395    $  1,910,899    $  1,390,588    $    864,287    $    983,269


Total Debt (with Financial Services
  reflected on the equity method)            $    898,068    $    587,955    $    311,538    $    283,769    $    408,253
Deferred Income Tax (Asset) Liability        $    (49,907)   $    (49,107)   $   (147,607)   $   (197,413)   $     16,620
Debt as a Percentage of Capitalization (A)
  Total Debt, Consolidated                           45.1%           57.6%           53.1%           44.5%           57.1%
  Total Debt (with Financial Services
  reflected on the equity method)                    36.0%           29.5%           20.3%           20.9%           35.6%
Stockholders' Equity                         $  1,419,349    $  1,197,639    $    991,172    $    835,777    $    722,836

Net Earnings as a Percentage of
  Beginning Stockholders' Equity                     21.5%           23.4%           17.3%           14.7%            8.0%
Per Common Share
Earnings Per Share - Basic
                                             $       4.34    $       3.90    $       2.45    $       1.86    $        .94
Earnings Per Share - Diluted                 $       4.22    $       3.75    $       2.36    $       1.80    $        .91
Cash Dividends                               $        .16    $        .16    $       .135    $        .10    $        .10
Book Value Based on Shares Outstanding
  at Year End                                $      24.14    $      20.17    $      16.65    $      14.40    $      12.72

Stock Prices
  High                                            $42 7/8    $     45 3/4    $     40 3/4    $     20 7/8    $   17 13/16
  Low                                             $17 1/2    $         26    $     16 3/4    $   12 15/16    $     11 3/4


On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Centex Development Company, L. P. (See Note G on pages 58-60 of this Report). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex Corporation.


(A) Capitalization is composed of Total Debt, Deferred Income Tax Liability, Negative Goodwill, Minority Interest and Stockholders' Equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Centex reported consolidated revenues of $6.0 billion for fiscal year ended March 31, 2000, 16% above $5.2 billion for fiscal year ended March 31, 1999. Earnings before income taxes were $416.9 million, 12% more than $373.3 million for last year. Net earnings for fiscal 2000 reached $257.1 million, a historical high and an 11% improvement over net earnings of $232.0 million in fiscal 1999. Earnings per share for fiscal year 2000 were $4.34 and $4.22 for Basic and Diluted, respectively, compared to $3.90 and $3.75 for the prior year.

HOME BUILDING

CONVENTIONAL HOMES

         The following summarizes Conventional Homes' results for the two-year period ended March 31, 2000 (dollars in millions, except per unit data):


                                      ------------------------------------------------------------
                                                      For the Years Ended March 31,
                                      ------------------------------------------------------------
                                                 2000                             1999
                                      ------------------------------------------------------------
Revenues                              $  3,686.8            100.0%      $  2,819.4           100.0%
Cost of Sales                           (2,852.3)           (77.3%)       (2,194.7)          (77.8%)
Selling, General & Administrative         (511.3)           (13.9%)         (382.5)          (13.6%)
                                      ----------       ----------       ----------      ----------
Operating Earnings                    $    323.2              8.8%      $    242.2             8.6%
                                      ==========       ==========       ==========      ==========
Units Closed                              18,904                            14,792
Unit Sales Price                      $  191,568                        $  185,668
   % Change                                  3.2%                              1.3%
Operating Earnings per Unit           $   17,098                        $   16,375
   % Change                                  4.4%                             19.2%
Backlog Units                              7,579                             6,792
   % Change                                   12%                             38.2%


         Operating earnings for fiscal 2000 were higher as a percentage of revenues and on a per unit basis in comparison to fiscal 1999 as a result of the division's continued focus on improving operating margins. Moderate interest rates during most of the year, a strong economy and a reduction in direct construction costs as a percent of revenue are some of the major factors that impacted the operating results of the Conventional Homes operation. Margin improvement initiatives include, among others, engineering the homes to reduce the material and labor cost components, designing the product around consumer preferences and the adoption of special purchasing and land development programs.

         The increase in sales price of approximately $5,900 is primarily due to increased sales in California, Georgia, and South Carolina and to the acquisition of Calton Homes, Inc, which markets higher-priced homes. The opening of new markets with recent acquisitions also had a positive impact on the increase in number of units sold.

MANUFACTURED HOMES

         Cavco operates three manufactured home plants in the Phoenix area, a plant near Albuquerque, New Mexico, and a plant in central Texas, which opened in fiscal 1999. During fiscal 1998, Cavco added retail distribution capabilities when it purchased substantially all of the assets of AAA Homes, Inc., Arizona's largest manufactured homes retailer. In fiscal 1999, Cavco purchased a manufactured home retailer in central Texas.

         The following summarizes Manufactured Homes' results for the two-year period ended March 31, 2000 (dollars in millions):

                                               -------------------------------------------------------------
                                                               For the Years Ended March 31,
                                               -------------------------------------------------------------
                                                           2000                             1999
                                               -------------------------------------------------------------
Revenues (Construction)                        $    121.0            100.0%      $    137.7            100.0%
Cost of Sales                                       (94.1)           (77.7%)         (108.2)           (78.6%)
Selling, General & Administrative Expenses          (13.9)           (11.5%)          (13.5)            (9.8%)
                                               ----------       ----------       ----------       ----------
                                               $     13.0             10.8%      $     16.0             11.6%
                                               ----------       ----------       ----------       ----------

Retail Sales Revenues                          $     62.5            100.0%      $     40.8            100.0%
Cost of Sales                                       (49.6)           (79.4%)          (30.0)           (73.4%)
Selling, General & Administrative Expenses          (14.2)           (22.6%)          (10.7)           (26.3%)
                                               ----------       ----------       ----------       ----------
                                               $     (1.3)            (2.0%)     $      0.1              0.3%
                                               ----------       ==========       ----------       ==========
Construction and Retail Earnings               $     11.7                        $     16.1
Goodwill Amortization                                (3.4)                             (3.3)
Minority Interest Expense                            (1.0)                             (2.5)
                                               ----------                        ----------
Group Operating Earnings                       $      7.3                        $     10.3
                                               ==========                        ==========
Units Sold                                          5,950                             6,440


         Total revenues for Manufactured Homes increased 3% or $5 million in fiscal 2000 versus fiscal 1999. Construction revenues decreased 12% or $16.7 million primarily due to product mix changes and an increase in intercompany sales which are eliminated. For fiscal 2000, intercompany sales to company owned retail sales centers represented 28% of gross construction revenues versus 16% in fiscal 1999. Retail sales revenues increased 53% or $21.7 million primarily due to the full year operations of 13 retail sales centers opened in fiscal 1999 and the opening of one new retail sales center in fiscal 2000.

INVESTMENT REAL ESTATE

         The following summarizes Investment Real Estate's results for the two-year period ended March 31, 2000 (dollars in millions):


                              -------------------------------------
                                   For the Years Ended March 31,
                              -------------------------------------
                                   2000                   1999
                              -------------------------------------
Revenues                      $         30.9         $         33.7
                              ==============         ==============
Operating Earnings            $         30.1         $         29.4
                              ==============         ==============


         Fiscal 2000 operating earnings from Investment Real Estate totaled $30.1 million compared to $29.4 million in the prior year period. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate's nominally-valued assets (see Note (H) on page 60 of this Report) contributed operating margins of $19.6 million in fiscal 2000 and $16.4 million in fiscal 1999. As of March 31, 2000, the Investment Real Estate Group has approximately $57 million nominally-valued assets which are expected to be sold over the next four years.

         Negative goodwill amortization was $16 million in both fiscal 2000 and 1999.

FINANCIAL SERVICES

         The Financial Services segment consists primarily of home financing, home equity and sub-prime lending and the sale of title and other insurance coverages. The following summarizes Financial Services results for the two-year period ended March 31, 2000 (dollars in millions):

                                              ------------------------------
                                               For the Years Ended March 31,
                                              ------------------------------
                                                  2000               1999
                                              ------------------------------
Revenues                                      $    430.6          $    436.3
                                              ==========          ==========
Operating Earnings                            $     32.5          $     92.3
                                              ==========          ==========
Origination Volume                            $  9,491.2          $ 11,112.5
                                              ==========          ==========
Number of Loans Originated
   CTX Mortgage Company -
     Centex-built Homes (Builder)                 10,958               9,882
     Non-Centex-built Homes (Retail)              49,404              66,496
                                              ----------          ----------
                                                  60,362              76,378
   Centex Home Equity Corporation                 20,568              15,582
   Centex Finance Company                            681                 818
                                              ----------          ----------
                                                  81,611              92,778
                                              ==========          ==========


         Financial Services' revenues for fiscal 2000 declined by $5.7 million from the prior year. Revenue increases from higher loan origination volume at Financial Services' Home Equity unit were more than offset by lower revenues at CTX Mortgage, primarily due to a decline in refinancing activity, and by a charge to revenues related to a change in discount rate assumptions by Home Equity. As a result, Financial Services' operating earnings for fiscal 2000 were $32.5 million, 65% lower than the $92.3 million of operating earnings for fiscal 1999.

         Financial Services' revenues include the gain on sale of mortgage loans receivable which decreased $4.5 million, or 2%, to $249.6 million for fiscal 2000 from $254.1 million for the prior fiscal year. This decrease is due primarily to a charge related to the increase in the discount rate from 12% to 15% which reduced the carrying value of Home Equity's residual interests. Before this charge, the expansion of Financial Services' product lines and an increase in securitization activity, partially offset by decreased loan origination volume, resulted in an increase in gains on sales of mortgage loans of approximately $11.5 million.

         CTX Mortgage's operating earnings declined significantly in fiscal 2000. The decline in CTX Mortgage's operating earnings is primarily due to the decrease in refinancing activity as a result of increasing interest rates, and to the delay in balancing operations costs with reduced production levels. CTX Mortgage originations for fiscal 2000 were 60,362, a 21% decrease from 76,378 originations for the prior year. The per loan profit for fiscal 2000 was $562, 50% lower than $1,118 per loan for the prior year. CTX Mortgage's total mortgage applications for fiscal 2000 decreased 24% to 59,094 from 78,126 applications for the prior year.

         Home Equity's reported operating earnings for fiscal 2000, after the change related to the increase in discount rate from 12% to 15%, were lower by approximately 72% compared to fiscal 1999. Originations for fiscal year 2000 were 20,568, a 32% increase over the 15,582 originated for last fiscal year. Loan volume for fiscal year 2000 was $1.3 billion, a 29% improvement over the prior year. Loan volume for fiscal year 2000 was favorably impacted by the opening of new operating locations plus generally increased activity.

         Home Equity's sub-prime applications totaled 127,450 for fiscal 2000, an increase of 54% over the 82,803 applications for last fiscal year. Per loan profit before the adjustment to income from securitizations, discussed below, was $911 for fiscal 2000 compared to $620 for last fiscal year. The increase is primarily related to earnings from the servicing operation partially offset by the absorption of costs related to the expansion of the branch network.

         As a consequence of increases in loan volume, during fiscal year 2000 Home Equity completed $1.3 billion in securitizations compared to $890 million in securitizations for the last fiscal year. As a result of the securitization process, Home Equity sells the loans but retains a residual interest in the securitization instrument as well as the servicing rights associated with these loans. Home Equity is the long-term servicer of these loans. Service fee income related to this long-term servicing was $14.5 million in fiscal 2000 versus $4.5 million for the prior fiscal year.

         Home Equity's securitizations entered into prior to March 31, 2000 were accounted for as sales, and the resulting gains on such sales were reported as revenues during the fiscal year in which the securitizations closed. Home Equity will change the legal and economic structure for securitizations subsequent to March 31, 2000, such that future securitizations will be accounted for as borrowings. The Company has concluded that the long-term benefits of this change significantly outweigh the short-term benefit of higher earnings under the previously used sales treatment. The change from accounting for the securitizations as sales to borrowings will have no effect on the profit recognized over the life of each mortgage loan. Rather, the change will only affect the timing of profit recognition.

         As a result of increased current and projected interest rates, Home Equity increased the discount rate used to value future cash flows in the valuation of historical securitizations from 12% to 15%. The discount rate increase resulted in a $16 million reduction in Home Equity's earnings during the fourth quarter of fiscal 2000.

         In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. Interest income decreased 14% for fiscal 2000 to $83.4 million from $97.0 million for the prior fiscal year. Interest expense for fiscal 2000 was $61.7 million, a 20% decrease from $76.9 million for the prior year. The decrease in net interest income is the result of both reduced loan production and transition costs relating to initiation of the mortgage loan sales arrangement with Centex Home Mortgage LLC ("CHM"), a non-affiliated limited liability company.

         Through the third quarter of fiscal year 2000, substantially all of the mortgage loans generated by CTX Mortgage were sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter. During December 1999, CTX Mortgage began to sell the majority of its mortgage loans to CHM. This arrangement is discussed in more detail in the Financial Condition and Liquidity section below. Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis.

         Centex Finance Company, the manufactured homes finance unit, was discontinued during fiscal 2000, and had an operating loss of approximately $4.2 million in the full year compared to a $2.8 million loss for fiscal 1999.

         Financial Services' other sources of income include, among other things, loan origination fees, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

         The following summarizes Construction Products' results for the two-year period ended March 31, 2000 (dollars in millions):


                                                     -------------------------------
                                                      For the Years Ended March 31,
                                                     -------------------------------
                                                        2000                 1999
                                                     -------------------------------
Revenues                                             $    418.7           $    336.1
Interest Income                                             3.7                  3.0
Cost of Sales and Expenses                               (247.4)              (213.6)
Selling, Goodwill & Administrative Expenses                (4.7)                (4.4)
Goodwill Amortization                                      (1.6)                (0.8)
                                                     ----------           ----------
Operating Earnings                                        168.7                120.3
Minority Interest                                         (63.8)               (51.1)
                                                     ----------           ----------
Net Operating Earnings to Centex                     $    104.9           $     69.2
                                                     ==========           ==========

         Construction Products' revenues were 25% higher than the same period last year. For the current year, Construction Products' operating earnings, net of minority interest, represented a 52% improvement over results for the same period a year ago.

         Construction Products' record operating earnings resulted from improved results in each of its businesses. Pricing and sales volume improved for every product, particularly pricing for gypsum wallboard, which rose by 25% compared to the prior year.

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services' results for the two-year period ended March 31, 2000 (dollars in millions):


                                          ------------------------------
                                          For the Years Ended March 31,
                                          ------------------------------
                                             2000                1999
                                          ------------------------------
Revenues                                  $  1,205.8          $  1,350.8
                                          ==========          ==========
Operating Earnings                        $     23.5          $     15.2
                                          ==========          ==========
New Contracts Received                    $  1,650.9          $  1,128.0
                                          ==========          ==========
Backlog of Uncompleted Contracts          $  1,382.0          $    936.8
                                          ==========          ==========


         Contracting and Construction Services' revenues for fiscal 2000 were 11% less than last year's revenues. Operating earnings for the group improved in fiscal 2000 as a result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

         The Contracting and Construction Services operation provided a positive average annual net cash flow in excess of Centex's investment in the group of $102.2 million in fiscal 2000 and $88.9 million in fiscal 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Centex reported consolidated revenues of $5.2 billion for fiscal 1999, 30% above $4.0 billion for fiscal 1998. Earnings before income taxes were $373.3 million, 61% more than $231.6 million for fiscal 1998. Net earnings for fiscal 1999 reached $232 million, a 60% improvement over net earnings of $144.8 million for the prior year. Earnings per share for fiscal year 1999 were $3.90 and $3.75 for basic and diluted, respectively, compared to $2.45 and $2.36 for the prior year.

HOME BUILDING

CONVENTIONAL HOMES

         The following summarizes Conventional Homes' results for the two-year period ended March 31, 1999 (dollars in millions, except per unit data):


                                                ----------------------------------------------------------------
                                                               For the Years Ended March 31,
                                                ----------------------------------------------------------------
                                                            1999                                1998
                                                ----------------------------------------------------------------
Revenues                                        $   2,819.4          100.0%          $   2,312.0           100.0%
Cost of Sales                                      (2,194.7)         (77.8%)            (1,839.8)          (79.6%)
Selling, General & Administrative                    (382.5)         (13.6%)              (301.7)          (13.0%)
                                                -----------     ----------           -----------      ----------
Operating Earnings                              $     242.2            8.6%          $     170.5             7.4%
                                                ===========     ==========           ===========      ==========
Units Closed                                         14,792                               12,418
Unit Sales Price                                $   185,668                          $   183,321
   % Change                                             1.3%                                 6.4%
Operating Earnings per Unit                     $    16,375                          $    13,733
   % Change                                            19.2%                                25.0%
Backlog Units                                         6,792                                4,916
   % Change                                            38.2%                                14.1%


         Operating earnings for fiscal 1999 were higher as a percentage of revenues and on a per unit basis compared to fiscal 1998 as a result of the division's continued focus on improving operating margins as well as an increase in units closed. The increase in sales price of approximately $2,300 was primarily a result of increased sales in the California market. The opening of new markets with new acquisitions also had a positive impact on the increase in number of units sold and the average sales price. During fiscal 1999, the division continued to focus on margin improvement and began an emphasis on top-line growth.

         Conventional Homes reported 14,792 closings for fiscal 1999, 19% more than fiscal 1998 closings. Home orders improved 22% to 15,931 units from 13,026 units in fiscal 1998 even though slightly fewer neighborhoods were operating in fiscal 1999.

MANUFACTURED HOMES

         During March 1997, Centex Real Estate Corporation acquired approximately 80% of Cavco Industries' operations. Its successor, Cavco Industries, LLC operates three manufactured homes facilities in the Phoenix area, a plant near Albuquerque, New Mexico, and a Central Texas plant which opened in fiscal 1999.

         The following summarizes Manufactured Homes' results for the two-year period ended March 31, 1999 (dollars in millions):


                                           ----------------------------------------------------------------------------
                                                               For the Years Ended March 31,
                                           ----------------------------------------------------------------------------
                                                         1999                                  1998
                                           ----------------------------------------------------------------------------
Revenues (Construction)                    $    137.7                 100.0%           $    140.6                 100.0%
Cost of Sales                                  (108.2)                (78.6%)              (113.7)                (80.9%)
Selling, General & Administrative               (13.5)                 (9.8%)               (13.2)                 (9.4%)
                                           ----------            ----------            ----------            ----------
                                           $     16.0                  11.6%           $     13.7                   9.7%
                                           ----------            ----------            ----------            ----------
Retail Sales Revenues                      $     40.8                 100.0%           $       --                    --%
Cost of Sales                                   (30.0)                (73.4%)                  --                    --%
Selling, General & Administrative               (10.7)                (26.3%)                  --                    --%
                                           ----------            ----------            ----------            ----------
                                           $      0.1                   0.3%           $       --                    --%
                                           ----------            ----------            ----------            ----------
Construction and Retail Earnings           $     16.1                                  $     13.7
Goodwill Amortization                            (3.3)                                       (2.3)
Minority Interest                                (2.5)                                       (2.7)
                                           ----------                                  ----------

Group Operating Earnings                   $     10.3                                  $      8.7
                                           ==========                                  ==========

Units Sold                                      6,440                                       5,751


INVESTMENT REAL ESTATE

         The following summarizes Investment Real Estate's results for the two-year period ended March 31, 1999 (dollars in millions):


                                --------------------------------------
                                    For the Years Ended March 31,
                                --------------------------------------
                                     1999                   1998
                                --------------------------------------
Revenues                        $          33.7        $          25.4
                                ===============        ===============
Operating Earnings              $          29.4        $          28.2
                                ===============        ===============


         Fiscal 1999 operating earnings from Investment Real Estate improved 4% to $29.4 million from $28.2 million for fiscal 1998. Property sales related to Investment Real Estate's nominally valued real estate resulted in operating margins of $16.4 million in fiscal 1999 and $13.7 million in fiscal 1998.

         Negative goodwill amortization was $16 million in both fiscal 1999 and 1998.

FINANCIAL SERVICES

         The Financial Services segment consists primarily of home financing, home equity and sub-prime lending and the sale of title and other insurance coverages. The following summarizes Financial Services' results for the two-year period ended March 31, 1999 (dollars in millions):


                                              ------------------------------
                                               For the Years Ended March 31,
                                              ------------------------------
                                                 1999                1998
                                              ------------------------------
Revenues                                      $    436.3          $    246.3
                                              ==========          ==========
Operating Earnings                            $     92.3          $     31.4
                                              ==========          ==========
Origination Volume                            $ 11,112.5          $  7,182.0
                                              ==========          ==========
Number of Loans Originated
   CTX Mortgage Company -
     Centex-built Homes (Builder)                  9,882               8,748
     Non-Centex-built Homes (Retail)              66,496              44,096
                                              ----------          ----------
                                                  76,378              52,844
   Centex Home Equity Corporation                 15,582               7,982
   Centex Finance Company                            818                  23
                                              ----------          ----------
                                                  92,778              60,849
                                              ==========          ==========

         Financial Services' operating earnings for fiscal 1999 were $92.3 million, 194% higher than fiscal 1998 operating earnings of $31.4 million.

         CTX Mortgage originations for fiscal 1999 increased 45% compared to fiscal 1998. The per loan margin for fiscal 1999 was $1,118, 49% higher than $748 per loan in fiscal 1998. CTX Mortgage's total mortgage applications for fiscal 1999 increased 33% to 78,126 from 58,835 applications reported for fiscal 1998.

         During fiscal year 1999, Centex continued to expand Home Equity's sub-prime mortgage business, resulting in a 95% increase in loan originations. Home Equity generated 82,803 sub-prime loan applications for fiscal 1999, an increase of 196% over fiscal 1998. During fiscal 1999, Home Equity completed four securitizations totaling $890 million compared to one issue of $175 million in fiscal 1998. Home Equity is the long-term servicer of the loans in these securitizations. Service fee income related to long-term servicing was $4.5 million in fiscal 1999 and $0.2 million in fiscal 1998.

         Centex Finance Company, the manufactured homes finance operation, completed its second year of operations in which originations increased to 818 loans compared to 23 loans in fiscal 1998. Start-up costs for this operation were $2.8 million for fiscal 1999.

         Revenues include the gain on sale of mortgage loan receivables which increased to $254.1 million in fiscal 1999 from $135.8 million in fiscal 1998. This increase was attributed to the expansion of Financial Services' product lines, the increased origination volume, and the favorable interest rate environment which resulted in a significant volume of refinanced mortgages. The gain on sale of mortgage loans receivable includes the gain recorded upon the completion of securitizations, gain on sale of servicing, and whole loan sales.

         In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest earned on those loans and its cost of financing those loans. Financial Services' sales and securitization volume increased significantly, contributing to an increase in the average level of loans held in inventory pending sale or securitization. Interest income increased $39.1 million or 67.6% to $97 million in fiscal 1999. Interest expense increased $32 million or

71.3% to $76.9 million in fiscal 1999. As a result, positive carry increased to $20.1 million in fiscal 1999 compared to $13.0 million in fiscal 1998.

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

CONSTRUCTION PRODUCTS

         The following summarizes Construction Products' results for the two-year period ended March 31, 1999 (dollars in millions):


                                                    -------------------------------
                                                     For the Years Ended March 31,
                                                    -------------------------------
                                                       1999                 1998
                                                    -------------------------------
Revenues                                            $    336.1           $    297.3
Interest Income                                            3.0                  1.8
Cost of Sales and Expenses                              (213.6)              (207.0)
Selling, General & Administrative Expenses                (4.4)                (3.8)
Goodwill Amortization                                      (.8)                  --
                                                    ----------           ----------
Operating Earnings                                  $    120.3           $     88.3
Minority Interest                                        (51.1)               (40.6)
                                                    ----------           ----------
Net of Operating Earnings to Centex                 $     69.2           $     47.7
                                                    ==========           ==========

         Construction Products' revenues were $336.1 million for fiscal 1999, 13% above fiscal 1998 revenues of $297.3 million. For fiscal 1999, the Company's share of Construction Products' pretax earnings, net of minority interest, was $69.2 million, a 45% increase over $47.7 million for fiscal 1998.

         Record results in fiscal 1999 were attributable to higher product sales pricing, increased operating efficiency and continued strong product demand.

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services' results for the two-year period ended March 31, 1999 (dollars in millions):


                                          -------------------------------
                                           For the Years Ended March 31,
                                          -------------------------------
                                             1999                 1998
                                          -------------------------------
Revenues                                  $  1,350.8          $    953.8
                                          ==========          ==========
Operating Earnings                        $     15.2          $      7.2
                                          ==========          ==========
New Contracts Received                    $  1,128.0          $    999.4
                                          ==========          ==========
Backlog of Uncompleted Contracts          $    936.8          $  1,159.6
                                          ==========          ==========

         Contracting and Construction Services' revenues for fiscal 1999 were $1.4 billion, 42% more than fiscal 1998 revenues. Operating earnings for the group improved in fiscal 1999 as a result of a continued shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

         The Contracting and Construction Services' operation provided a positive average annual net cash flow in excess of Centex's investment in the group of $88.9 million in fiscal 1999 and $60.3 million in fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 2000, the Company had cash and cash equivalents of $139.6 million, compared to $111.3 million at the end of fiscal 1999. Included in these cash balances are $96.2 million and $49.6 million belonging to Construction Products for fiscal 2000 and fiscal 1999, respectively. These funds are not available for use by other segments. The net cash provided by or used in the operating, investing, and financing activities for the years ended March 31, 2000, 1999 and 1998 is summarized below (dollars in thousands):


                                         ------------------------------------------------
                                                  For the Years Ended March 31,
                                         ------------------------------------------------
                                               2000            1999              1998
                                         ------------------------------------------------
NET CASH PROVIDED BY (USED IN):
     Operating activities                $    859,753      $   (254,148)     $   (440,215)
     Investing activities                    (192,528)         (227,716)          (29,679)
     Financing activities                    (638,834)          494,816           536,890
     Effect of exchange rate changes
       on cash                                    (96)               --                --
                                         ------------      ------------      ------------
     Net increase in cash                $     28,295      $     12,952      $     66,996
                                         ============      ============      ============


         For the fiscal year ended March 31, 2000, cash was provided by a decreased investment in mortgage loans offset partially by an increase in housing inventories. The decrease in mortgage loans is a result of a decrease in refinancing activity as well as the timing of loan sales and securitizations. The increase in housing inventories relates to the addition of new neighborhoods and acquisitions. Cash was used to fund acquisitions (primarily in the Home Building segment) and to fund additions to property and equipment (primarily for new production capacity within the Construction Products segment). Funds were used in financing activities principally to reduce mortgage loan secured debt, partially offset by new debt raised primarily to fund the increased homebuilding activity.

         Short-term debt as of March 31, 2000 was $562.2 million, which included $415.3 million of debt applicable to the Financial Services operation. The majority of the Financial Services debt is collateralized by residential mortgage loans. Most of the Company's other unsecured borrowings are accomplished at prevailing market interest rates through short-term bank borrowings and from the Company's commercial paper programs. The Company maintains $660 million of committed credit facilities which serve as a back-up for bank and commercial paper borrowings. Under the terms of the agreement on one of these facilities, $170 million may be borrowed directly by CTX Mortgage. The weighted average interest rate of short-term indebtedness outstanding during fiscal 2000 was 5.7%. The weighted average interest rate of balances outstanding at March 31, 2000 was 6.6%.

         The Financial Services segment provides most of its own short-term financing needs through separate facilities which require only limited support from Centex Corporation. During the third quarter of fiscal 2000, CTX Mortgage began selling to CHM substantially all of the conforming, Jumbo A, and GNMA eligible mortgages originated by CTX Mortgage under a revolving sales agreement. CHM is in the business of acquiring and then reselling mortgages into secondary markets. Under the sales agreement between CTX Mortgage and CHM, which has a five year term with certain renewal options, CTX Mortgage is not required to sell its mortgage loans to CHM; however, CHM is required to purchase all loans offered by CTX Mortgage that are eligible under the agreement. This arrangement gives CTX Mortgage daily access, on a revolving basis, to CHM's $1.5 billion of capacity. CTX Mortgage also maintains $200 million of secured committed mortgage warehouse facilities and $665 million of uncommitted credit facilities to finance mortgages not sold to CHM.

         Similarly, CHEC has $225 million (increased to $325 million in April
2000) of committed and $100 million of uncommitted secured mortgage warehouse facilities and $60 million of uncommitted unsecured lines of credit to finance sub-prime mortgages held until securitization.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations, and debt. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of its mortgage loan portfolio. Other than the forward commitments described above, certain interest rate swaps, interest rate caps and treasury lock agreements the Company does not utilize, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. There have been no material changes in the Company's market risk since March 31, 1999.

         Long-term debt outstanding as of March 31, 2000 was as follows (dollars in thousands):

Subordinated Debentures, 7.375%, due in 2005                     $     99,747
Subordinated Debentures, 8.75%, due in 2007                            99,521
Medium-term Note Programs, 6.4% to 6.89%, due through 2003            539,439
Other Indebtedness, weighted-average 6.44%, due through 2027           12,453
                                                                 ------------
                                                                 $    751,160
                                                                 ============


         Maturities of long-term debt during the next five years (in thousands) are: 2001, $331,248; 2002, $194,789; 2003, $20,135; 2004, $205; and 2005, $215.

         The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

STOCK REPURCHASE PROGRAM

         Since April 1999, the Company has repurchased a total of 1,831,600 shares of common stock under its stock option-related repurchase program. The Company plans to continue to repurchase shares under this program.

YEAR 2000 COMPLIANCE

         Beginning in fiscal 1997, the Company began to evaluate and implement changes to its systems in order to ensure Year 2000 compliance. As a result of this process, the Company and its subsidiaries tested all critical systems during calendar year 1999 and repaired, upgraded and/or replaced those found to be not Year 2000 compliant. The cost of replacing, upgrading or otherwise changing non-compliant systems was not material to the Company as a whole, or to the Company's individual subsidiaries. The Company used internally generated cash to fund the correction of all non-compliant systems. The Company's Year 2000 compliance program included the hiring of a third-party consultant, the surveying of material vendors and suppliers and the completion of a contingency plan.

         As a result of the attention that the Company paid to addressing its Year 2000 readiness, there has not been, to date, any adverse impact on the Company's operations or financial condition or the operations or financial condition of any of its individual subsidiaries as a result of any Year 2000 compliance issues. In addition, the Company is not aware of any Year 2000 problems experienced by any of its vendors, subcontractors or other third parties. If any such third parties were affected by Year 2000 compliance issues, the compliance issues have not caused, to date, any adverse effects on the Company's operations or financial condition, or the operations or financial condition of any of its individual subsidiaries.

         Although the Company has not been affected to date by Year 2000 compliance issues, Year 2000 issues could arise subsequent to the date of this Report. The Company believes that such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Company's financial condition or the operations and financial condition of its subsidiaries would be materially adversely affected. Nevertheless, the Company intends to continue to monitor Year 2000 related issues and immediately address any effects that may arise as a result.

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

OTHER DEVELOPMENTS AND OUTLOOK

         Thus far, rising interest rates have had minimal impact on home sales, which continue to be strong. However, the escalating rates are expected to continue to negatively impact the Company's Financial Services results and these results will also be affected by the change in CHEC's method of accounting to the "Portfolio Method."

         Contracting and Construction Services and Centex Construction Products are positioned to record excellent performances during the current fiscal year. Despite interest rate concerns, Centex believes that it should have another excellent year in fiscal 2001.

-------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations, mortgage loans receivable, and residual interest in mortgage securitizations. The following analysis provides a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 31, 2000.

         The Company utilizes derivative instruments, including interest rate swaps and interest rate caps, in conjunction with its overall strategy to manage the amount of debt outstanding that is subject to changes in interest rates. Amounts to be paid or received under interest rate swap or cap agreements are recognized as adjustments to interest expense. As of March 31, 2000, $370 million of the Company's variable rate senior debt outstanding was subject to interest rate caps or was swapped into a fixed rate of interest.

         The Company's Financial Services segment originates, sells, and securitizes conforming and nonconforming "A" mortgages and sub-prime first and second mortgages and home equity loans. Beginning in December 1999, substantially all conforming, Jumbo "A," and GNMA-eligible mortgages are sold to Centex Home Mortgage, LLC ("CHM") at or near the date on which the loans are funded. The Company is party to a swap with Bank of America which pays the required distribution to CHM certificate holders and interest due to CHM debt holders. The Financial Services segment maintains the forward sales of CTX Mortgage's mortgages to hedge the risk of reductions in value of mortgages sold to CHM or maintained under secured financing agreements. This offsets most of the Company's risk as the counterparty to the swap supporting the payment requirements of CHM. CTX Mortgage, acting as manager of CHM, delivers mortgages held by CHM to third party purchasers generally within 60 days of origination. Due to the high degree of liquidity in the "A" mortgage market and the frequency of loan sales and securitizations, the use of forward sales is an effective hedge against changes in market value which result from changes in interest rates.

         CTX Mortgage uses forward sale commitments to hedge most of the market risk associated with mortgages either sold to CHM or financed with secured credit facilities which fund mortgage inventory in anticipation of transfer and sale.

         Home Equity uses treasury lock agreements and interest rate swaps to hedge the market risk associated with carrying the inventory of sub-prime mortgages held for sale and securitization. Home Equity will generally hold mortgages in anticipation of securitization for up to 120 days.

         Home Equity retains the residual interest in its securitized pools of mortgages. As of March 31, 2000, the mortgage securitization residual interest ("MSRI") was $161 million. The Company continually monitors the fair value of the MSRI and reviews the factors expected to influence the future conditional (or constant) prepayment rate ("CPR"), discount rates, and credit losses. In developing assumptions regarding expected future CPR, the Company considers a variety of factors, many of which are interrelated. These factors include historical performance, origination channels, characteristics of borrowers (e.g., credit quality and loan-to-value relationships), and market factors that influence competition. If changes in assumptions regarding future CPR, discount rates, or credit losses are necessary, the MSRI fair value is adjusted accordingly.

         The Company utilizes both short-term and long-term debt in its financing strategy. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay any of its fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company is required to refinance such debt.

         As of March 31, 2000, short-term debt was $562 million, of which $415 million was applicable to the Financial Services operations. The majority of the Financial Services debt is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines, which bear interest at the prevailing market rates. The weighted-average interest rate on borrowings outstanding at March 31, 2000 was 6.6%.

         The maturities of Long-term debt outstanding at March 31, 2000 were as follows (in thousands):

                                                  MATURITIES THROUGH MARCH 31,
                               ---------------------------------------------------------------------------
                                   2001            2002            2003            2004            2005
                               ------------    ------------    ------------    ------------    ------------
Fixed Rate Debt                $      4,091    $      1,797    $     15,037    $         80    $         80
     Average Interest Rate             7.76%           7.64%            6.4%            7.0%            7.0%

Variable Rate Hedged Debt(1)   $    176,941    $    192,652    $         --    $         --    $         --
    Average Interest Rate              6.25%           6.95%           0.00%           0.00%           0.00%

Variable Rate Debt             $    150,216    $        340    $      5,098    $        125    $        135
    Average Interest Rate              6.65%           4.10%           6.74%           4.10%           4.10%


                                  MATURITIES
                                   THROUGH
                                  MARCH 31,
                                 ------------
                                  Thereafter         Total        Fair Value
                                 ------------    ------------    ------------
Fixed Rate Debt                  $    199,268    $    220,353    $    201,914
     Average Interest Rate               8.06%           7.81%

Variable Rate Hedged Debt(1)     $         --    $    369,593    $    369,963
    Average Interest Rate                0.00%           6.62%

Variable Rate Debt               $      5,300    $    161,214    $    161,214
    Average Interest Rate                5.45%           6.61%

(1) These variable rate notes are fixed rate instruments as a result of a hedge using interest rate caps or interest rate swaps.

         The Financial Services segment arranges most of its own short-term borrowings through separate facilities that require only limited support from Centex Corporation. During the third quarter of fiscal 2000, CTX Mortgage entered into a revolving sales agreement under which CHM, an unaffiliated special purpose entity, committed to purchase from CTX Mortgage at any one time up to $1.5 billion of home mortgages. Under the terms of this sale agreement with CHM, CTX Mortgage is the sole manager of CHM and, in that capacity, arranges for the sale of such loans into the secondary market. For a subservicing fee, CTX Mortgage also acts as servicer of these mortgage loans for CHM until CHM sells the loans. At March 31, 2000 CTX Mortgage was servicing approximately $704 million of mortgage loans owned by CHM.

         Home Equity finances its inventory of mortgage loans through $225 million (increased to $325 in April 2000) in commitments from bank sponsored commercial paper conduit facilities, $100 million in uncommitted secured lines of credit, and through $60 million of uncommitted unsecured lines of credit.

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL INFORMATION

CENTEX CORPORATION AND SUBSIDIARIES

Consolidated Revenues and Operating Earnings by Line of Business             42

Statements of Consolidated Earnings                                          43

Consolidated Balance Sheets                                                  44

Statements of Consolidated Cash Flows                                        46

Statements of Consolidated Stockholders' Equity                              47

Notes to Consolidated Financial Statements                                   48

Report of Independent Public Accountants                                     66

Quarterly Results                                                            67

                       CENTEX CORPORATION AND SUBSIDIARIES
        CONSOLIDATED REVENUES AND OPERATING EARNINGS BY LINE OF BUSINESS
                             (Dollars in thousands)

                                          --------------------------------------------------------------------------------
                                                                        For the Years Ended March 31,
                                          --------------------------------------------------------------------------------
                                               2000            1999             1998            1997             1996
                                          ------------     ------------     ------------     ------------     ------------
REVENUES
  Home Building
    Conventional Homes                    $  3,686,844     $  2,819,442     $  2,312,045     $  2,299,592     $  1,989,929
                                                    62%              55%              58%              61%              64%
    Manufactured Homes                         183,526          178,556          140,621               --               --
                                                     3%               3%               4%              --%              --%
  Investment Real Estate                        30,928           33,694           25,403            9,032               --
                                                     1%               1%               1%              --%              --%
  Financial Services                           430,611          436,299          246,278          168,722          129,546
                                                     7%               8%               6%               5%               4%
  Construction Products(A)                     418,695          336,073          297,322          239,380               --
                                                     7%               7%               7%               6%              --%
  Contracting and Construction Services      1,205,762        1,350,776          953,781        1,068,265          983,512
                                                    20%              26%              24%              28%              32%
                                          ------------     ------------     ------------     ------------     ------------
                                          $  5,956,366     $  5,154,840     $  3,975,450     $  3,784,991     $  3,102,987
                                          ============     ============     ============     ============     ============
                                                   100%             100%             100%             100%             100%

OPERATING EARNINGS
  Home Building
    Conventional Homes                    $    323,220     $    242,223     $    170,531     $    144,043     $    106,695
                                                    63%              55%              60%              67%              74%
    Manufactured Homes, net(B)                   7,329           10,253            8,741               --               --
                                                     1%               2%               3%              --%              --%
  Investment Real Estate                        30,122           29,420           28,231           17,896               --
                                                     6%               7%              10%               8%              --%
  Financial Services                            32,474           92,309           31,371           24,410           17,155
                                                     6%              21%              11%              12%              12%
  Construction Products, net(A)(B)             104,853           69,189           47,746           32,716           25,628
                                                    20%              16%              17%              15%              18%
  Contracting and Construction Services         23,471           15,209            7,152           (2,183)          (4,995)
                                                     5%               3%               2%              (1%)             (3%)
  Other, net                                    (4,749)         (15,624)          (7,621)          (2,260)            (866)
                                                    (1%)             (4%)             (3%)             (1%)             (1%)
                                          ------------     ------------     ------------     ------------     ------------
       OPERATING EARNINGS                      516,720          442,979          286,151          214,622          143,617
                                                   100%             100%             100%             100%             100%

  Corporate General and Administrative          33,015           28,104           21,261           16,817           14,969
  Interest                                      66,844           41,581           33,256           34,062           40,862
                                          ------------     ------------     ------------     ------------     ------------

       EARNINGS BEFORE INCOME TAXES       $    416,861     $    373,294     $    231,634     $    163,743     $     87,786
                                          ============     ============     ============     ============     ============


     Applicable segment operating expenses have been deducted from lines of business operating earnings.


     (A) As a result of Centex Construction Products, Inc.'s ("Construction Products") repurchases of its own stock during the June 30, 1996 quarter, Centex's ownership interest in Construction Products increased to more than 50% (64.4% as of March 31, 2000). Accordingly, beginning with the quarter ended June 30, 1996, Construction Products' financial results have been consolidated with those of Centex and are reflected in Centex's revenues and operating earnings. In order to facilitate comparisons between years, Construction Products' operating earnings have been reflected net of minority interest. Had Construction Products' revenues been consolidated for the year ended March 31, 1996, Centex's consolidated revenues for that year would have increased by $222,594.

     (B) Operating earnings for Manufactured Homes and Construction Products are reflected in this summary net of their respective minority interests. Minority interests for Manufactured Homes was $1,014 and $2,492 in 2000 and 1999, respectively. Minority interest for Construction Products was $63,758, $51,121, $40,587, $31,690 and $26,676 for 2000, 1999, 1998, 1997
     and 1996, respectively.

                       CENTEX CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED EARNINGS
                  (Dollars in thousands, except per share data)


                                           ------------------------------------------
                                                 For the Years Ended March 31,
                                           ------------------------------------------
                                               2000           1999           1998
                                           ------------------------------------------
REVENUES
   Home Building
    Conventional Homes                     $  3,686,844   $  2,819,442   $  2,312,045
    Manufactured Homes                          183,526        178,556        140,621
   Investment Real Estate                        30,928         33,694         25,403
   Financial Services                           430,611        436,299        246,278
   Construction Products                        418,695        336,073        297,322
   Contracting and Construction Services      1,205,762      1,350,776        953,781
                                           ------------   ------------   ------------
                                              5,956,366      5,154,840      3,975,450
                                           ------------   ------------   ------------

COSTS AND EXPENSES
   Home Building
    Conventional Homes                     $  3,363,624   $  2,577,219   $  2,141,514
    Manufactured Homes                          175,183        165,811        129,202
   Investment Real Estate                           806          4,274         (2,828)
   Financial Services                           398,137        343,990        214,907
   Construction Products                        250,084        215,763        208,989
   Contracting and Construction Services      1,182,291      1,335,567        946,629
   Other, net                                     4,749         15,624          7,439
   Corporate General and Administrative          33,015         28,104         21,261
   Interest                                      66,844         41,581         33,256
   Minority Interest                             64,772         53,613         43,447
                                           ------------   ------------   ------------
                                              5,539,505      4,781,546      3,743,816
                                           ------------   ------------   ------------

EARNINGS BEFORE INCOME TAXES                    416,861        373,294        231,634
   Income Taxes                                 159,729        141,332         86,828
                                           ------------   ------------   ------------

NET EARNINGS                               $    257,132   $    231,962   $    144,806
                                           ============   ============   ============

EARNINGS PER SHARE
   Basic                                   $       4.34   $       3.90   $       2.45
                                           ============   ============   ============
   Diluted                                 $       4.22   $       3.75   $       2.36
                                           ============   ============   ============

AVERAGE SHARES OUTSTANDING
   Basic                                     59,308,158     59,488,701     59,007,158
   Common Share Equivalents
    Options                                   1,220,822      1,965,116      1,857,785
    Convertible Debenture                       400,000        400,000        400,000
                                           ------------   ------------   ------------
   Diluted                                   60,928,980     61,853,817     61,264,943
                                           ============   ============   ============


   See notes to consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                   ----------------------------
                                                                      Centex Corporation and
                                                                            Subsidiaries
                                                                   ----------------------------
                                                                              March 31,
                                                                   ----------------------------
                                                                        2000            1999
                                                                   ------------    ------------
ASSETS
  Cash and Cash Equivalents                                        $    139,563    $    111,268
  Receivables -
   Residential Mortgage Loans                                           409,697       1,395,616
   Construction Contracts                                               206,519         232,779
   Trade, including Notes of $28,502 and $29,458                        276,862         226,999
  Inventories -
   Housing Projects                                                   1,811,695       1,412,788
   Land Held for Development and Sale                                    75,875          74,081
   Construction Products                                                 38,582          33,030
   Other                                                                 27,885          13,920
  Investments -
   Centex Development Company, L.P.                                      65,550          63,207
   Joint Ventures and Other                                              65,944          48,594
   Unconsolidated Subsidiaries                                               --              --
  Property and Equipment, net                                           360,604         313,655
  Other Assets -
   Deferred Income Taxes                                                 49,907          49,107
   Goodwill, net                                                        251,780         222,162
   Mortgage Securitization Residual Interest                            160,999          80,152
   Deferred Charges and Other                                            97,278          57,388
                                                                   ------------    ------------
                                                                   $  4,038,740    $  4,334,746
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts Payable and Accrued Liabilities                         $  1,125,807       1,018,650
  Short-term Debt                                                       562,235       1,626,600
  Long-term Debt                                                        751,160         284,299
  Payables to Affiliates                                                     --              --
  Minority Stockholders' Interest                                       129,352         140,721
  Negative Goodwill                                                      50,837          66,837
  Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000 Shares, None Issued                 --              --
   Common Stock, $.25 Par Value; Authorized 100,000,000 Shares;
       Issued and Outstanding 58,806,217 and 59,388,350 Shares           14,702          14,847
   Capital in Excess of Par Value                                            --          20,822
   Retained Earnings                                                  1,405,895       1,161,970
      Accumulated Other Comprehensive Loss                               (1,248)             --
                                                                   ------------    ------------
  Total Stockholders' Equity                                          1,419,349       1,197,639
                                                                   ------------    ------------
                                                                   $  4,038,740    $  4,334,746
                                                                   ============    ============


    See notes to consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                 -------------------------------------------------------------------------------
                         Centex Corporation                            Financial Services
                 -----------------------------------          ----------------------------------
                             March 31,                                     March 31,
                 -----------------------------------          ----------------------------------
                      2000                   1999                 2000                 1999
                 ------------           ------------          ------------          ------------

                 $    123,411           $     72,279          $     16,152          $     38,989

                           --                     --               409,697             1,395,616
                      206,519                232,779                    --                    --
                      212,291                171,264                64,571                55,735

                    1,811,695              1,412,788                    --                    --
                       75,875                 74,081                    --                    --
                       38,582                 33,030                    --                    --
                       19,747                 13,920                 8,138                    --

                       65,550                 63,207                    --                    --
                       65,944                 48,594                    --                    --
                      267,177                221,744                    --                    --
                      319,255                285,891                41,349                27,764

                       24,018                 40,541                25,889                 8,566
                      233,059                206,595                18,721                15,567
                           --                     --               160,999                80,152
                       71,302                 40,962                25,976                16,426
                 ------------           ------------          ------------          ------------
                 $  3,534,425           $  2,917,675          $    771,492          $  1,638,815
                 ============           ============          ============          ============


                 $  1,038,641           $    926,377          $     87,166          $     92,273
                      146,908                303,656               415,327             1,322,944
                      751,160                284,299                    --                    --
                           --                     --                64,246               102,652
                      127,530                138,867                 1,822                 1,854
                       50,837                 66,837                    --                    --

                           --                     --                    --                    --

                       14,702                 14,847                     1                     1
                           --                 20,822               150,467                75,944
                    1,405,895              1,161,970                52,463                43,147
                       (1,248)                    --                    --                    --
                 ------------           ------------          ------------          ------------
                    1,419,349              1,197,639               202,931               119,092
                 ------------           ------------          ------------          ------------
                 $  3,534,425           $  2,917,675          $    771,492          $  1,638,815
                 ============           ============          ============          ============

In the supplemental data presented above, "Centex Corporation" represents the adding together of all subsidiaries other than those included in Financial Services as described in Note B to the consolidated financial statements. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)

                                                               ------------------------------------------------
                                                                         For the Years Ended March 31,
                                                               ------------------------------------------------
                                                                    2000             1999              1998
                                                               ------------      ------------      ------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                $    257,132      $    231,962      $    144,806
   Adjustments -
     Depreciation, Depletion and Amortization                        48,971            36,172            25,638
     Deferred Income Taxes (Benefit) Provision                       (5,600)           96,462            59,181
     Equity in Earnings of Centex Development Company,
      L.P. and Joint Ventures                                          (946)             (125)           (3,796)
     Minority Interest, net of taxes                                 41,564            35,112            28,836
   Increase in Receivables                                          (21,236)          (66,897)          (36,163)
   Decrease (Increase) in Residential Mortgage Loans                984,687          (204,166)         (558,793)
   Increase in Inventories                                         (343,430)         (426,301)          (70,337)
   Increase in Payables and Accruals                                 90,894           205,671            61,456
   Increase in Other Assets, net                                   (139,350)         (115,179)          (72,445)
   Other, net                                                       (52,933)          (46,859)          (18,598)
                                                               ------------      ------------      ------------
                                                                    859,753          (254,148)         (440,215)
                                                               ------------      ------------      ------------

CASH FLOWS - INVESTING ACTIVITIES
   (Increase) Decrease in Investment in and Advances to
       Centex Development Company, L.P. and Joint Ventures          (15,482)          (51,147)            7,195
   Acquisitions -
        Home Building Operations                                    (74,119)         (124,116)               --
        Other                                                       (15,161)               --                --

   Property and Equipment Additions, net                            (87,766)          (52,453)          (36,874)
                                                               ------------      ------------      ------------
                                                                   (192,528)         (227,716)          (29,679)
                                                               ------------      ------------      ------------

CASH FLOWS - FINANCING ACTIVITIES
   (Decrease) Increase in Debt -
     Secured by Residential Mortgage Loans                         (907,617)          243,894           498,532
     Other                                                          302,957           276,417            27,769
   Proceeds from Stock Option Exercises                              19,613             9,482            18,583
   Retirement of Common Stock                                       (44,301)          (25,457)               --
   Dividends Paid                                                    (9,486)           (9,520)           (7,994)
                                                               ------------      ------------      ------------
                                                                   (638,834)          494,816           536,890
                                                               ------------      ------------      ------------

Effect of Exchange Rate Changes on Cash                                 (96)               --                --
                                                               ------------      ------------      ------------
NET INCREASE IN CASH                                                 28,295            12,952            66,996

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      111,268            98,316            31,320
                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    139,563      $    111,268      $     98,316
                                                               ============      ============      ============


See notes to consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                     -------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                     Capital In                        Other
                                      Preferred       Common          Excess Of       Retained     Comprehensive
                                        Stock          Stock          Par Value       Earnings          Loss           Total
                                     ------------   ------------    ------------    ------------   -------------    ------------
Balance, March 31, 1997              $         --   $     14,508    $     18,553    $    802,716    $         --    $    835,777
    Exercise of Stock Options                  --            375          18,208              --              --          18,583
    Net Earnings                               --             --              --         144,806              --         144,806
    Cash Dividends                             --             --              --          (7,994)             --          (7,994)
                                     ------------   ------------    ------------    ------------    ------------    ------------
Balance, March 31, 1998                        --         14,883          36,761         939,528              --         991,172
    Exercise of Stock Options                  --            143           9,339              --              --           9,482
    Retirement of 714,800 Shares               --           (179)        (25,278)             --              --         (25,457)
    Net Earnings                               --             --              --         231,962              --         231,962
    Cash Dividends                             --             --              --          (9,520)             --          (9,520)
                                     ------------   ------------    ------------    ------------    ------------    ------------
Balance, March 31, 1999                        --         14,847          20,822       1,161,970              --       1,197,639
    EXERCISE OF STOCK OPTIONS                  --            313          19,300              --              --          19,613
    RETIREMENT OF 1,831,600 SHARES             --           (458)        (40,122)         (3,721)             --         (44,301)
    NET EARNINGS                               --             --              --         257,132              --         257,132
    ACCUMULATED OTHER
       COMPREHENSIVE LOSS:
    UNREALIZED LOSS ON
       INVESTMENTS                             --             --              --              --          (1,152)         (1,152)
    FOREIGN CURRENCY
       TRANSLATION ADJUSTMENTS                 --             --              --              --             (96)            (96)
                                                                                                                    ------------
    COMPREHENSIVE INCOME                                                                                                 255,884
    CASH DIVIDENDS                             --             --              --          (9,486)             --          (9,486)
                                     ------------   ------------    ------------    ------------    ------------    ------------
BALANCE, MARCH 31, 2000              $         --   $     14,702    $         --    $  1,405,895    $     (1,248)   $  1,419,349
                                     ============   ============    ============    ============    ============    ============


    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


(A) OTHER COMPREHENSIVE INCOME
    Comprehensive income is summarized below:


                                                 -----------------------------------------------
                                                          For the Years Ended March 31,
                                                 -----------------------------------------------
                                                     2000              1999             1998
                                                 ------------      ------------     ------------
Net Earnings                                     $    257,132      $    231,962     $    144,806

Other Comprehensive Loss:
    Unrealized Loss on Investments                     (1,152)               --               --
    Foreign Currency Translation Adjustments              (96)               --               --
                                                 ------------      ------------     ------------

Comprehensive Income                             $    255,884      $    231,962     $    144,806
                                                 ============      ============     ============


         Comprehensive income consists of net income, foreign currency translation adjustments, and mark to market adjustments to securities available for sale held by the Company's 64.4% owned subsidiary, Centex Construction Products, Inc.

(B) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Centex Corporation and subsidiaries ("Centex" or the "Company") after the elimination of all significant intercompany balances and transactions.

Balance sheet data is presented in the following categories:

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

REVENUE RECOGNITION

         Revenues from Home Building projects and Investment Real Estate are recognized when homes and properties are sold and title passes. Earnings from the sale of mortgage servicing rights and from loan origination fees are recognized when the related loan is sold and delivered to a third-party purchaser.

         Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor. Retainages of $57 million included in construction contracts receivable and $65 million included in accounts payable at March 31, 2000 are generally receivable and payable within one year.

         Claims are recognized as revenue only after management has determined that the collection is probable and the amount can be reliably estimated. Claims of $3.7 million, $2.1 million and $0.5 million are included in revenues for the years ended March 31, 2000, 1999 and 1998, respectively.

         Notes receivable at March 31, 2000 are collectible primarily over five years with $17.9 million being due within one year. The weighted-average interest rate at March 31, 2000 was 5.7%.

INVENTORY, CAPITALIZATION AND SEGMENT EXPENSES

         Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs and capitalized interest and real estate taxes) or fair value less cost to sell. The capitalized costs, other than interest, are included in Home Building and Investment Real Estate costs and expenses in the Statement of Consolidated Earnings when related revenues are recognized. Interest costs relieved from inventories are included as interest expense. The Company reviews the recoverability of its Home Building inventories on an individual project basis in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         Construction Products inventories are stated at the lower of average cost (including applicable material, labor and plant overhead) or market.

         General operating expenses associated with each segment of business are expensed when incurred and are included in the appropriate segment of business.

INVESTMENTS

         From time to time the Company sells certain real estate assets to Centex Development Company, L.P. in exchange for cash or additional Class C partnership Units. The assets are sold at their estimated fair market value at the time of sale using available market information including data from recent sales, brokers and appraisals. The Company records any excess of the sales price over book value as deferred income. The Company recognizes the deferred income when the properties are subsequently sold by Centex Development Company, L.P. See Note (G) for additional information regarding Centex Development Company, L.P.

         The Company is a participant in certain joint ventures with interests ranging from 20% to 50%. The investments in these joint ventures are carried on the equity method in the consolidated financial statements except for Centex Construction Products, Inc.'s ("Construction Products") 50% joint venture interests in its cement plants in Illinois and Texas. Construction Products has proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of those extractive industry ventures. The earnings or losses of the Company's other joint ventures are not significant and are included in the appropriate segment of business revenues.

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

GOODWILL AND NEGATIVE GOODWILL

         Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is amortized over various periods between 6 years and 40 years. The Company monitors its goodwill and other intangibles to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. In case of impairment, the recorded costs would be written down to fair value on a discounted basis. Goodwill amortization totaled $14.2 million in fiscal 2000, $10.5 million in fiscal 1999 and $5.8 million in fiscal 1998.

         Negative goodwill arose in conjunction with Centex's Home Building subsidiary's fiscal 1997 combination transaction with Vista Properties, Inc. Negative goodwill is being amortized to earnings as a reduction of costs and expenses ($16 million annually) over the seven-year estimated period during which Vista's land will be developed and/or sold.

EARNINGS PER SHARE

         Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based upon the basic weighted-average number of shares plus the dilution of the stock options and the convertible debenture.

         The computation of diluted earnings per share excludes anti-dilutive options to purchase 3,843,000 common shares at an average price of $37.25 for the year ended March 31, 2000. All anti-dilutive options have expiration dates ranging from September 2007 to October 2009.

RESIDENTIAL MORTGAGE LOANS RECEIVABLE

         Residential mortgage loans of $409.7 million at March 31, 2000 were stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current securitization market conditions, adjusted for deferred hedging gains or losses. Substantially all of the mortgage loans are delivered to third-party purchasers and/or subject to securitization within three months after year end, and are subject to hedge instruments during the time they are held in inventory. Appropriate bad debt reserves have been provided for those mortgage loans that the Company intends to retain in its loan portfolio.

MORTGAGE LOAN SALES AND SERVICING AGREEMENT

         In December 1999, the Company's CTX Mortgage Company subsidiary ("CTX Mortgage") entered into a revolving sales agreement, under which an unaffiliated buyer, Centex Home Mortgage, LLC, a special purpose entity ("CHM"), committed to purchase, at CTX Mortgage's option, mortgage loans originated by

CTX Mortgage on a daily basis, up to CHM's asset limit of $1.5 billion. Under the terms of the agreement with CHM, CTX Mortgage is the sole manager of CHM and, in that capacity, arranges for the sale of such loans into the secondary market. For a subservicing fee, CTX Mortgage also acts as servicer of these mortgage loans for CHM until CHM sells the loans. At March 31, 2000 CTX Mortgage was servicing approximately $704 million of mortgage loans owned by CHM.

MORTGAGE SECURITIZATION RESIDUAL INTEREST

         The Company's Centex Home Equity Corporation ("Home Equity" or "CHEC") uses mortgage securitizations to finance its mortgage loan portfolio. Securitizations entered into prior to March 31, 2000 have been accounted for as sales, and the resulting gains on such sales were reported in operating results during the period in which the securitization closed. Home Equity will change the legal and economic structure of securitizations subsequent to March 31, 2000. Such future securitizations will be accounted for as borrowings.

         For securitizations accounted for as sales, Home Equity has retained a residual interest (the "Mortgage Securitization Residual Interest" or "MSRI"). The MSRI represents CHEC's right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee, and an insurance fee (where applicable) net of the credit losses relating to the loans securitized (the "Excess Spread").

         The Company classifies MSRI as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly carries MSRI at fair value on the Company's balance sheet. Unrealized changes in MSRI fair values are included in the Financial Services' revenues in the Company's Consolidated Statements of Earnings.

         Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses, and the discount rate applied to future cash flows. Home Equity continuously monitors the fair value of MSRI and the reasonableness of the underlying assumptions in light of current market conditions.

         At March 31, 2000, Home Equity's MSRI portfolio comprised residual interests in securitizations with a fair value of $161 million. This MSRI carrying value reflects a $16 million reduction (charged to operations in the fourth quarter of fiscal 2000) to increase the discount rate on future net cash flows from 12% to 15%.

         All other assumptions used in determining MSRI remain unchanged from the prior year, with the exception of credit losses on variable interest rate loans. Specifically, Home Equity assumes credit losses of 0.5% per annum for fixed rate loans. Home Equity assumes a Constant Prepayment Rate ("CPR") for fixed rate loans of 4.8% per annum in the first month of the loan, increasing approximately 2.1% per annum each month to a maximum of 28% per annum by the end of the twelfth month. Variable rate loans use a constant CPR of 32% per annum. Home Equity assumes credit losses of 0.8% per annum for variable rate loans, an increase from 0.5% per annum in fiscal 1999. Life-to-date performance of the securitized pools does not differ significantly from management's assumptions.

OFF-BALANCE-SHEET RISK

         Centex Corporation and its subsidiaries enter into various financial agreements in the normal course of business in order to manage exposure to changing interest rates. The Company enters into interest rate swap and cap agreements for the purpose of converting variable rate debt into fixed rate debt. As of March 31, 2000, $177 million in medium term debt was subject to interest rate cap agreements limiting exposure to changes in LIBOR, and $193 million in medium term debt was subject to interest rate swap agreements such that the Company will pay a fixed rate of interest. As a result, less than 22% of the Company's debt outstanding at March 31, 2000 was subject to changes in various interest rates.

         CTX Mortgage enters into forward sales agreements to mitigate the risk that arises because it issues loan commitments to its customers at a specified price and period, and subsequently commits to sell mortgage loans at a specified price to various investors. At March 31, 2000, CTX Mortgage had loan commitments to mortgagors of approximately $294 million and commitments from investors against these loan commitments of approximately $176 million.

         Home Equity enters into interest rate swap agreements and treasury lock agreements in advance of its monthly fixed rate loan production in order to hedge the risk of changes in interest rates for loans that are held for sale and securitization. As of March 31, 2000, Home Equity had $179 million in fixed and variable rate loans held for securitization, $130 million in interest rate swap agreements, and no treasury lock agreements outstanding.

         The Company does not engage in the trading of securities or other financial instruments.

STATEMENTS OF CONSOLIDATED CASH FLOWS - SUPPLEMENTAL DISCLOSURES

         Interest expenses relating to the Financial Services operations are included in their respective costs and expenses. Interest related to non-Financial Services operations are included as interest expense as summarized below:


                                  ---------------------------------------------
                                           For the Years Ended March 31,
                                  ---------------------------------------------
                                     2000              1999              1998
                                  ---------         ---------         ---------
Total Interest Incurred           $ 128,520         $ 118,451         $  78,128
Less - Financial Services           (61,676)          (76,870)          (44,872)
                                  ---------         ---------         ---------
Interest Expense                  $  66,844         $  41,581         $  33,256
                                  =========         =========         =========

         Net payments made for federal, state and foreign income taxes during the fiscal years ended March 31, 2000, 1999, and 1998 were $98.9 million, $43.7 million, and $23.3 million, respectively.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued, delaying the implementation of this statement until April 2001. The company is in the process of assessing the impact SFAS No. 133 will have on its financial statements.

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to be consistent with the fiscal 2000 presentation.

(C) PROPERTY AND EQUIPMENT

Property and equipment cost by major category and accumulated depreciation are summarized below:


                                                  -----------------------------
                                                             March 31,
                                                  -----------------------------
                                                     2000                1999
                                                  ---------           ---------
Land, Buildings and Improvements                  $  60,203           $  49,440
Machinery, Equipment and Other                      227,391             183,375
Plants                                              344,225             322,991
                                                  ---------           ---------
                                                    631,819             555,806
Accumulated Depreciation                           (271,215)           (242,151)
                                                  ---------           ---------
                                                  $ 360,604           $ 313,655
                                                  =========           =========

(D) INDEBTEDNESS

SHORT-TERM DEBT

Balances of short-term debt were:


                                    ----------------------------------------------------------------
                                                               March 31,
                                    ----------------------------------------------------------------
                                                2000                               1999
                                    ----------------------------        ----------------------------
                                      CENTEX          FINANCIAL           Centex          Financial
                                    CORPORATION       SERVICES          Corporation        Services
                                    -----------       ----------        -----------       ----------
Banks                               $    4,000        $  185,973        $       --        $  596,094
Commercial Paper                       109,135                --           289,140                --
Other Financial Institutions            33,773           229,354            14,516           726,850
                                    ----------        ----------        ----------        ----------
                                    $  146,908        $  415,327        $  303,656        $1,322,944
                                    ----------        ----------        ----------        ----------

Consolidated Short-term Debt                 $  562,235                         $1,626,600
                                             ==========                         ==========

         The Company borrows on a short-term basis from banks under uncommitted lines which bear interest at prevailing market rates. The weighted-average interest rates of the short-term borrowings during fiscal 2000 and 1999 were 5.7% and 6.0%, respectively. The weighted-average rates of balances at fiscal year end fiscal 2000 and 1999 were 6.6% and 5.6%, respectively.

LONG-TERM DEBT

         Balances of long-term debt were:


                                                                    ------------------------
                                                                           March 31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
Subordinated Debentures, 7.375% due in 2005                         $ 99,747        $ 99,698
Subordinated Debentures, 8.75% , due in 2007                          99,521          99,473
Medium-term Note Programs, 6.4% to 6.89%, due through 2003           539,439          74,803
Other Indebtedness, weighted-average 6.44%, due through 2027          12,453          10,325
                                                                    --------        --------
                                                                    $751,160        $284,299
                                                                    ========        ========

    Maturities of long-term debt during the next five fiscal years are: 2001, $331,248; 2002, $194,789; 2003, $20,135; 2004, $205; 2005, $215.

         Included in other long-term debt is a $2.1 million convertible subordinated debenture sold at par in 1985 to a corporate officer. The indebtedness, which matures in 2010, bears interest at LIBOR plus 1.5% and is convertible into 400,000 shares of the Company's common stock. In connection with this transaction, the Company has guaranteed the payment of a $2.1 million note payable to a bank by the officer.

CREDIT FACILITIES

         The Company maintains a $425 million multi-bank revolving credit agreement expiring in August 2001. Under the terms of the agreement, $170 million may be borrowed directly by CTX Mortgage. There were no borrowings outstanding by Centex Corporation under this facility during the fiscal years ended March 31, 2000 and 1999. CTX Mortgage used this facility on certain occasions during fiscal years ended March 31, 2000 and 1999. The Company also has a $310 million multi-bank revolving credit agreement that expires on November 15, 2000. There have been no borrowings under this facility since its inception.

         The Financial Services segment arranges most of its own short-term borrowings through separate facilities that require only limited support from Centex Corporation. During the third quarter of fiscal 2000, CTX Mortgage entered into a five-year, extendable revolving sales agreement under which CHM, an unaffiliated special purpose entity, committed to purchase from CTX Mortgage at any one time up to $1.5 billion of home mortgages. Under the terms of this sale agreement with CHM, CTX Mortgage is the sole manager of CHM and, in that capacity, arranges for the sale of such loans into the secondary market. For a subservicing fee, CTX Mortgage also acts as servicer of these mortgage loans for CHM until CHM sells the loans. As of March 31, 2000, CTX Mortgage was servicing approximately $704 million for CHM. CTX Mortgage also maintains $200 million in committed secured mortgage warehouse facilities and uncommitted secured facilities of $500 million.

         Home Equity finances its inventory of mortgage loans through $225 million (increased to $325 million in April 2000) in commitments from bank sponsored commercial paper conduit facilities and $100 million in uncommitted secured lines of credit, and $60 million of uncommitted unsecured lines of credit.

         Under the most restrictive covenants of the various debt agreements, retained earnings of $808 million were free of restrictions at March 31, 2000.

(E) CAPITAL STOCK

STOCKHOLDER RIGHTS PLAN

         On October 2, 1996, the Board of Directors of the Company adopted a new stockholder rights plan ("Plan") to replace the original rights plan which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right ("Right") for each share of Common Stock, par value $.25 per share, of the Company ("Common Stock") to all stockholders of record at the close of business on October 15, 1996. After giving effect to the Company's two-for-one stock split effective March 2, 1998, each Right entitles its holder to purchase one two-hundredths of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D, at an exercise price of $67.50. The Rights will become exercisable upon the earlier of 10 days after the first public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Stock, or 10 business days after a person or group announces an offer, the consummation of which would result in such person or group beneficially owning 15% or more of the Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. The Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20% or more of the Common Stock. If the Company is involved in a merger or other business combination at any time after a person or group has acquired beneficial ownership of 15% or more (or, in the case of FMR Corp., 20% or more) of Common Stock, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring Company having a market value of twice the exercise price of each Right. If any person or group acquires beneficial ownership of 15% or more (or, in the case of FMR Corp., 20% or more) of Common Stock, the Rights will entitle a holder (other than such person or any member of such group) to buy a number of additional shares of Common Stock having a market value of twice the exercise price of each Right. Alternatively, if a person or group has acquired 15% or more (or, in the case of FMR Corp., 20% or more) of the Common Stock, but less than 50% of the Common Stock, the Company may at its option exchange each Right of a holder (other than such person or any member of such group) for one share of Common Stock. In general, the Rights are redeemable at $0.01 per Right until 15 days after the Rights become exercisable as described above. Unless earlier redeemed, the Rights will expire on October 12, 2006.

STOCK OPTIONS

         The Company has two stock option plans: the Second Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the "1998 Plan") and the Centex Corporation Amended and Restated 1987 Stock Option Plan (the "1987 Plan"). The Centex Corporation Stock Option Plan (the "Centex Plan") expired in fiscal 1999. Options granted under the 1998 Plan may not be granted at less than the fair market value at the date of grant. Although the 1987 Plan provides that option grants may be at less than the fair market value at the date of the grant, the Company has consistently followed the practice of issuing options at or above the fair market value at the date of grant. Options granted under the Centex Plan were not granted at less than the fair market value at the date of the grant. Under all three plans, option periods and exercise dates may vary within a maximum period of ten years.

         The Company records proceeds from the exercise of options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. No charges or credits would be made to earnings unless options were to be granted at less than the fair market value at the date of the grant.

         A summary of the activity of the three stock option plans is presented below:


                                            ---------------------------------------------------------------------------------
                                                                     For the years ended March 31,
                                            ---------------------------------------------------------------------------------
                                                     2000                         1999                        1998
                                            ------------------------      -----------------------     -----------------------
                                                           WEIGHTED-                    Weighted-                   Weighted-
                                                            AVERAGE                      Average                     Average
                                             NUMBER        EXERCISE         Number      Exercise       Number       Exercise
                                            OF SHARES        PRICE        of Shares       Price       of Shares       Price
                                            ----------     ---------      ----------    ---------     ----------    ---------
Options Outstanding,
   Beginning of Year                         6,763,748       $22.46        5,260,056      $14.22       5,360,058        $10.89
Options Granted
   At Fair Market Value                         42,500       $27.53        2,254,800      $38.27       1,804,890        $18.36
   Above Fair Market Value                   2,337,590       $36.06               --          --              --            --
Options Exercised                           (1,336,568)      $11.40         (709,283)     $11.51      (1,660,518)       $ 7.80
Options Forfeited/Expired                     (436,699)      $32.24          (41,825)     $18.44        (244,374)       $15.18
                                            ----------                    ----------                  ----------
Options Outstanding, End of Year             7,370,571       $28.23        6,763,748      $22.46       5,260,056        $14.22
                                            ==========                    ==========                  ==========
Options Exercisable, End of Year             3,546,606                     2,760,743                   2,045,732
                                            ==========                    ==========                  ==========
Shares Available for Future Stock
   Option Grants, End of Year                3,121,938                     3,478,257                   4,104,254
                                            ==========                    ==========                  ==========
Weighted-Average Fair Value of                  $14.80                        $18.54                       $9.31
   Options Granted during the Year

         Using the treasury stock method, which assumes that any proceeds together with the related tax benefits from the exercise of options would be used to purchase common stock at current prices, the dilutive effect of the options on outstanding shares as of March 31, 2000 would have been 1.1%. This is significantly less than appears on a gross basis when compared to the 58,806,217 common shares outstanding as of March 31, 2000.

         The following table summarizes information about stock options outstanding at March 31, 2000:


                                --------------------------------------------        -----------------------------
                                             OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                --------------------------------------------        -----------------------------
                                                   WEIGHTED-
                                                    AVERAGE        WEIGHTED-                            WEIGHTED-
                                 NUMBER OF         REMAINING        AVERAGE          NUMBER OF           AVERAGE
                                  SHARES         CONTRACTUAL       EXERCISE           SHARES            EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE (YEARS)       PRICE          OUTSTANDING           PRICE
------------------------        -----------      -------------     ---------        -----------         ---------
$ 8.5625 - $14.3750                917,934           3.74           $12.07              669,742           $11.41
$15.0000 - $28.5313              2,174,312           6.28           $17.61            1,466,456           $17.35
$30.3438 - $36.0600              2,316,735           8.96           $35.86              624,178           $35.91
$36.4688 - $39.6875              1,961,590           8.01           $38.56              786,230           $38.60
                                 ---------                                            ---------
                                 7,370,571           7.27           $28.23            3,546,606           $24.21
                                 =========                                            =========

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock- Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        -------------------------------------------------
                                               For the years ended March 31,
                                        -------------------------------------------------
                                            2000               1999               1998
                                        -----------        -----------        -----------
Net Earnings - as Reported              $   257,132        $   231,962        $   144,806
Net Earnings - Pro Forma                $   231,399        $   217,504        $   140,034
Earnings Per Share - as Reported
   Basic                                $      4.34        $      3.90        $      2.45
   Diluted                              $      4.22        $      3.75        $      2.36
Earnings Per Share - Pro Forma
   Basic                                $      3.90        $      3.66        $      2.37
   Diluted                              $      3.80        $      3.52        $      2.29

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                 ----------------------------------
                                    For the Years Ended March 31,
                                 ----------------------------------
                                 2000           1999           1998
                                 ----           ----           ----
Expected Volatility              35.0%          34.3%          35.3%
Risk-Free Interest Rate           5.5%           5.7%           6.9%
Dividend Yield                     .5%            .4%            .6%
Expected Life (Years)             8              8              8

(F) INCOME TAXES

         The provision for income taxes includes the following components:


                                    --------------------------------------------
                                             For the Years Ended March 31,
                                    --------------------------------------------
                                      2000              1999             1998
                                    ---------         ---------        ---------
Current Provision
   Federal                          $ 143,101         $  32,858        $  18,555
   State                               22,228            12,012            9,092
                                    ---------         ---------        ---------
                                      165,329            44,870           27,647
                                    ---------         ---------        ---------
Deferred (Benefit) Provision
   Federal                             (3,274)           92,008           57,780
   State                               (2,326)            4,454            1,401
                                    ---------         ---------        ---------
                                       (5,600)           96,462           59,181
                                    ---------         ---------        ---------
Provision for Income Taxes          $ 159,729         $ 141,332        $  86,828
                                    =========         =========        =========

         The effective tax rate is greater than the federal statutory rate of 35% due to the following items:


                                                     -----------------------------------------------
                                                               For the Years Ended March 31,
                                                     -----------------------------------------------
                                                       2000               1999               1998
                                                     ---------          ---------          ---------
Financial Income Before Taxes                        $ 416,861          $ 373,294          $ 231,634
                                                     =========          =========          =========
Income Taxes at Statutory Rate                       $ 145,902          $ 130,653          $  81,072
Increases (Decreases) in Tax Resulting From -
   State Income Taxes, net                              10,265              9,068              5,822
   Negative Goodwill Amortization                       (6,000)            (6,000)            (6,000)
   Other                                                 9,562              7,611              5,934
                                                     ---------          ---------          ---------
Provision for Income Taxes                           $ 159,729          $ 141,332          $  86,828
                                                     =========          =========          =========
Effective Tax Rate                                          38%                38%                37%

         The deferred income tax (benefit) provision results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:


                                                       ------------------------------------------
                                                             For the Years Ended March 31,
                                                       ------------------------------------------
                                                        2000             1999             1998
                                                       --------         --------         --------
Utilization of Net Operating Loss Carryforwards        $     --         $ 28,224         $ 43,771
Tax Basis in Excess of Book Basis                         7,666           71,740            9,207
Uniform Capitalization for Tax Reporting                     --            3,525            7,379
Excess Tax Depreciation and Amortization                  7,626            2,366            4,097
Securitization Reporting Differences                     (9,567)              --               --
Financial Accrual Changes and Other                     (11,325)          (9,393)          (5,273)
                                                       --------         --------         --------

                                                       $ (5,600)        $ 96,462         $ 59,181
                                                       ========         ========         ========

         Components of deferred income taxes are as follows:


                                                              ------------------------
                                                                      March 31,
                                                              ------------------------
                                                                2000            1999
                                                              --------        --------
Deferred Tax Assets
   Tax Basis in Excess of Book Basis                            18,882          26,548
   Net Operating Loss Carryforwards                              2,245          17,631
   Uniform Capitalization for Tax Reporting                     32,051          30,924
   Financial Accruals                                           79,435          60,301
   Alternative Minimum Tax                                          --           4,555
   Securitization Reporting Differences                          8,487              --
   All Other                                                    14,440           7,898
                                                              --------        --------
Total Deferred Tax Assets                                      155,540         147,857
                                                              --------        --------

Deferred Tax Liabilities
   Excess Tax Depreciation and Amortization                   $ 40,243        $ 31,347
   Interest and Real Estate Taxes Expensed as Incurred          18,913          18,933
   Equity Adjustments                                           32,222          27,675
   Consolidated Return Regulation Deferrals                      6,856           6,861
   All Other                                                     7,399          13,934
                                                              --------        --------
Total Deferred Tax Liabilities                                 105,633          98,750
                                                              --------        --------
Net Deferred Tax Assets                                       $ 49,907        $ 49,107
                                                              ========        ========

         At March 31, 2000, Centex had $6.4 million of net operating loss carryforwards available to reduce future federal taxable income which, if unused, expire as follows: 2006, $0.9 million; 2007, $3.0 million; 2008, $1.0 million; 2009, $0.5 million; 2010, $0.5 million; and 2011, $0.5 million.

         Centex owns a minority interest in a subsidiary with a deferred tax asset of approximately $132 million primarily related to net operating loss carryforwards. The carryforwards will expire if unused in varying amounts through 2021. A valuation allowance equal to the deferred tax asset has been provided by the subsidiary, valuing the deferred tax asset at zero.

(G) CENTEX DEVELOPMENT COMPANY, L.P.

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

         The Partnership is controlled by its general partner, 3333 Development Corporation ("Development"), a wholly-owned subsidiary of 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex and is held by a nominee. These securities will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B units automatically become detached in November 2007.

         The stockholders of Centex elect the five-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, must be independent outside directors who are also not directors of Centex. Thus, the stockholders of Centex control the general partner of the Partnership. The general partner and independent board of Holding manage how the Partnership conducts its activities, including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company's interest in the cash and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

         During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Limited Partnership Units ("Class C Units"). Additionally, during fiscal year 1998, the 1,000 Class A Units were converted to 32,260 new Class A Units. As of March 31, 2000, 35,082 Class C Units have been issued in exchange for assets with a fair market value of $35.1 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, defined as its capital contributions, adjusted for cash distributions representing return of the capital contributions. Unrecovered Capital at March 31, 2000 totaled $32.8 million. Preference payments in arrears at March 31, 2000 amounted to $14.8 million. No preference payments were made during fiscal 2000.

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

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS


                                                  ----------------------------
                                                            March 31,
                                                  ----------------------------
                                                     2000              1999
                                                  ----------        ----------
ASSETS
   Cash and Cash Equivalents                      $  197,877        $  111,632
   Receivables                                       907,367         1,860,090
   Inventories                                     2,343,682         1,639,664
   Investments in Joint Ventures and Other            68,539            49,266
   Property and Equipment, net                       364,182           313,886
   Other Assets                                      599,526           410,321
                                                  ----------        ----------
                                                  $4,481,173        $4,384,859
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities       $1,244,500        $1,026,867
   Short-term Debt                                   834,897         1,668,496
   Long-term Debt                                    802,238           284,299
   Minority Stockholders' Interest                   129,352           140,721
   Negative Goodwill                                  50,837            66,837
   Stockholders' Equity                            1,419,349         1,197,639
                                                  ----------        ----------
                                                  $4,481,173        $4,384,859
                                                  ==========        ==========

SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS

                                    --------------------------------------------------
                                                 For the Years Ended March 31,
                                    --------------------------------------------------
                                        2000                1999               1998
                                    -----------         -----------        -----------
Revenues                            $ 6,328,355         $ 5,179,188        $ 3,991,954
Costs and Expenses                    5,907,660           4,805,894          3,760,445
                                    -----------         -----------        -----------
Earnings Before Income Taxes            420,695             373,294            231,509
Income Taxes                            163,563             141,332             86,828
                                    -----------         -----------        -----------
NET EARNINGS                        $   257,132         $   231,962        $   144,681
Other Comprehensive Loss                 (1,248)                 --                 --
                                    -----------         -----------        -----------
COMPREHENSIVE INCOME                $   255,884         $   231,962        $   144,681
                                    ===========         ===========        ===========

(H) ACQUISITION OF VISTA PROPERTIES, INC.

         In fiscal 1996, the Company acquired equity interests in Vista Properties, Inc. ("Vista"), which owned a real estate portfolio of properties located in seven states in which the Company has significant operations. The investment real estate portfolio was reduced to a nominal "book basis" after recording certain deferred tax benefits related to this acquisition. Accordingly, as these properties are developed or sold the net sales proceeds are reflected as operating margin. Negative goodwill related to the Vista acquisition is being amortized to earnings over the estimated period over which the land will be developed, sold or realized. All investment property operations are being reported through the "Investment Real Estate" business segment.

(I) ACQUISITION OF CAVCO INDUSTRIES

         During fiscal 1997, Centex Real Estate Corporation acquired, for $74.3 million, approximately 80% of Cavco Industries, the largest producer of manufactured homes in Arizona and New Mexico as well as the nation's largest producer of park model homes. Cavco currently operates three manufactured housing plants in the Phoenix area, a plant near Albuquerque, New Mexico, and a plant near San Antonio, Texas. Centex purchased the remaining minority interest in Cavco Industries for approximately $19.7 million during the third quarter of fiscal 2000.

Goodwill recorded by Centex in connection with the Cavco acquisition totaled approximately $72 million and is being amortized over thirty years.

(J) BUSINESS SEGMENTS

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


                                                  ------------------------------------------
                                                         For the Years Ended March 31,
                                                  ------------------------------------------
                                                    2000             1999             1998
                                                  --------         --------         --------
                                                           (Dollars in millions)
Revenues                                         $ 3,686.8        $ 2,819.4        $ 2,312.0
Cost of Sales                                     (2,852.3)        (2,194.7)        (1,839.8)
Selling, General & Administrative Expenses          (511.3)          (382.5)          (301.7)
                                                 ---------        ---------        ---------
Operating Earnings                               $   323.2        $   242.2        $   170.5
                                                 =========        =========        =========
Identifiable Assets                              $ 2,204.4         $1,686.9        $ 1,098.9
                                                 =========        =========        =========
Capital Expenditures                             $    12.6        $    15.5        $     7.7
                                                 =========        =========        =========
Depreciation and Amortization                    $    14.0        $     8.5        $     4.0
                                                 =========        =========        =========

MANUFACTURED HOMES

         Manufactured Homes operations involve the manufacture by Cavco of residential and park model homes and the sale of these homes through a network of Company-owned and independent dealers. (See Note (I)).

         The following table sets forth financial information relating to the Manufactured Homes operations.

                                                  ------------------------------------
                                                     For the Years Ended March 31,
                                                  ------------------------------------
                                                   2000           1999            1998
                                                  ------         ------         ------
                                                         (Dollars in millions)
Revenues                                          $ 183.5        $ 178.6        $ 140.6
Cost of Sales                                      (143.7)        (138.3)        (113.7)
Selling, General & Administrative Expenses          (31.5)         (27.5)         (15.5)
                                                  -------        -------        -------
Operating Earnings                                    8.3           12.8           11.4
Minority Interest                                    (1.0)          (2.5)          (2.7)
                                                  -------        -------        -------
Net Operating Earnings to Centex                  $   7.3        $  10.3        $   8.7
                                                  =======        =======        =======
Identifiable Assets                               $ 144.7        $ 140.9        $ 118.5
                                                  =======        =======        =======
Capital Expenditures                              $   3.9        $  10.5        $   7.2
                                                  =======        =======        =======
Depreciation and Amortization                     $   5.7        $   5.1        $   3.7
                                                  =======        =======        =======

INVESTMENT REAL ESTATE

         Investment Real Estate operations involve the development of land for multi-family, industrial, office, retail and mixed-use projects. The following table sets forth financial information relating to the Investment Real Estate operations.

                                                  ------------------------------------
                                                      For the Years Ended March 31,
                                                  ------------------------------------
                                                   2000           1999           1998
                                                  ------         ------         ------
                                                          (Dollars in millions)
Revenues                                          $ 30.9         $ 33.7         $ 25.4
Cost of Sales                                       (7.6)         (14.9)          (6.7)
Selling, General & Administrative Expenses          (9.2)          (5.4)          (6.5)
Negative Goodwill Amortization                      16.0           16.0           16.0
                                                  ------         ------         ------
Operating Earnings                                $ 30.1         $ 29.4         $ 28.2
                                                  ======         ======         ======
Identifiable Assets                               $117.2         $159.8         $227.9
                                                  ======         ======         ======
Capital Expenditures                              $   --         $   .7         $   --
                                                  ======         ======         ======
Depreciation and Amortization, excluding          $   .1         $   .1         $   .1
                                                  ======         ======         ======
Negative Goodwill

         Property sales related to Investment Real Estate's nominally valued assets (See note H) resulted in operating margins of $19.6 million in fiscal 2000, $16.4 million in fiscal 1999 and $13.7 million in fiscal 1998. The Investment Real Estate Group has approximately $57 million in nominally valued assets.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional homes, home equity and sub-prime lending and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and others. The following table sets forth financial information relating to the Financial Services operations.

                                                ------------------------------------------
                                                       For the Years Ended March 31,
                                                ------------------------------------------
                                                  2000             1999             1998
                                                --------         --------         --------
                                                            (Dollars in millions)
Revenues (1)                                    $  430.6         $  436.3         $  246.3
Selling, General & Administrative Expenses        (336.4)          (267.1)          (170.0)
Interest Expense                                   (61.7)           (76.9)           (44.9)
                                                --------         --------         --------
Operating Earnings                              $   32.5         $   92.3         $   31.4
                                                ========         ========         ========
Identifiable Assets                             $  771.5         $1,638.8         $1,317.0
                                                ========         ========         ========
Capital Expenditures                            $   25.5         $   17.7         $   11.2
                                                ========         ========         ========
Depreciation and Amortization                   $   14.1         $   12.9         $    9.3
                                                ========         ========         ========

(1) Financial Services revenues include interest income of $83.4 million, $97.0 million and $57.9 million in fiscal 2000, 1999 and 1998, respectively. Substantially all of Centex's interest income in each year is earned by the Financial Services segment.

CONSTRUCTION PRODUCTS

         Construction Products operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard and aggregates and readymix concrete. The following table sets forth financial information relating to the Construction Products operations.

                                                  ------------------------------------
                                                     For the Years Ended March 31,
                                                  ------------------------------------
                                                   2000           1999            1998
                                                  ------         ------         ------
                                                         (Dollars in millions)
Revenues                                          $ 418.7        $ 336.1        $ 297.3
Cost of Sales & Expenses                           (245.3)        (213.6)        (207.0)
Selling, General & Administrative Expenses           (4.7)          (2.2)          (2.0)
                                                  -------        -------        -------
Operating Earnings                                  168.7          120.3           88.3
Minority Interest                                   (63.8)         (51.1)         (40.6)
                                                  -------        -------        -------
Net Operating Earnings to Centex                  $ 104.9        $  69.2        $  47.7
                                                  =======        =======        =======
Identifiable Assets                               $ 410.8        $ 339.5        $ 328.5
                                                  =======        =======        =======
Capital Expenditures                              $  28.0        $  33.8        $  13.5
                                                  =======        =======        =======
Depreciation and Amortization                     $  18.6        $  16.2        $  15.9
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

         The following table sets forth financial information relating to the Contracting and Construction Services operation. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) is reflected in this segment data; however, these amounts are eliminated in consolidation.

                                                  ------------------------------------------
                                                         For the Years Ended March 31,
                                                  ------------------------------------------
                                                   2000              1999             1998
                                                  --------         --------         --------
                                                            (Dollars in millions)
Revenues                                         $ 1,205.8        $ 1,350.8         $  953.8
Construction Contract Costs                       (1,130.7)        (1,292.8)          (912.0)
Selling, General & Administrative Expenses           (51.6)           (42.8)           (34.6)
                                                 ---------        ---------         --------
Operating Income, as reported                         23.5             15.2              7.2
Intracompany Interest Income*                          8.4              7.2              5.2
                                                 ---------        ---------         --------
Total Economic Return                            $    31.9        $    22.4         $   12.4
                                                 =========        =========         ========
Identifiable Assets*                             $   235.8        $   256.7         $  228.3
                                                 =========        =========         ========
Capital Expenditures                             $     7.5        $     3.0         $    2.3
                                                 =========        =========         ========
Depreciation and Amortization                    $     2.9        $     2.6         $    2.2
                                                 =========        =========         ========

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

                                                   ------------------------------------
                                                       For the Years Ended March 31,
                                                   ------------------------------------
                                                    2000           1999           1998
                                                   ------         ------         ------
                                                             (Dollars in millions)
Operating Loss, Other, net                         $ (4.7)        $(15.6)        $ (7.4)
Minority Interest                                      --             --            (.2)
                                                   ------         ------         ------
Net Operating Loss to Centex                       $ (4.7)        $(15.6)        $ (7.6)
                                                   ======         ======         ======
Corporate General & Administrative Expenses        $(33.0)        $(28.1)        $(21.3)
                                                   ======         ======         ======
Identifiable Assets                                $154.3         $112.1         $ 97.1
                                                   ======         ======         ======
Capital Expenditures                               $  4.6         $  7.8         $ 18.3
                                                   ======         ======         ======
Depreciation and Amortization                      $  9.6         $  6.9         $  5.3
                                                   ======         ======         ======

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary, estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All assets and liabilities, which are not considered financial instruments, have been valued using historical cost accounting.

         The consolidated carrying values of Cash and Cash Equivalents, Other Receivables, Accounts Payable and Accrued Liabilities and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

                                                    ---------------------------------------------------------------------
                                                                                 March 31,
                                                    ---------------------------------------------------------------------
                                                                 2000                                  1999
                                                    ------------------------------         ------------------------------
                                                    CARRYING             FAIR               Carrying            Fair
                                                      VALUE              VALUE                Value             Value
                                                    ----------        ------------         ----------        ------------
                                                                             (Dollars in thousands)
Financial Assets
   Residential Mortgage Loans                       $  409,697        $  421,138(1)        $1,395,616        $1,425,105(1)
   Mortgage Securitization Residual Interest        $  160,999        $  160,999(2)        $   80,152        $   80,152(2)
Financial Liabilities
   Long-term Debt                                   $  751,160        $  732,874(3)        $  284,299        $  289,814(3)

     (1) Fair values are based on quoted market prices for similar instruments.

     (2) The asset is carried at fair market value.

     (3) Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(L) COMMITMENTS AND CONTINGENCIES

         In order to ensure the future availability of land for home building, the Company has made cumulative deposits totaling approximately $51 million as of March 31, 2000 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $1.3 billion. These options and commitments expire at various dates to 2005. The Company has also committed to purchase land and developed lots totaling approximately $1 million. In addition, the Company has executed lot purchase contracts with the Partnership (see Note (G)) which aggregate approximately $0.5 million.

         In the normal course of its business the Company and/or its subsidiaries are named as defendants in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

         The Company has certain deductible limits under its workers' compensation and automobile and general liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTEX CORPORATION:

         We have audited the accompanying consolidated balance sheets of Centex Corporation (a Nevada corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the supplemental information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental information based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centex Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental balance sheet data of Centex Corporation and Financial Services are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Dallas, Texas,

May 16, 2000

QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands, except per share data)


                                       ------------------------------
                                        For the Years Ended March 31,
                                       ------------------------------
                                           2000               1999
                                       -----------        -----------
FIRST QUARTER
   Revenues                            $ 1,372,233        $ 1,110,606
   Earnings Before Income Taxes        $    93,110        $    76,722
   Net Earnings                        $    58,436        $    48,161
   Earnings Per Share
     Basic                             $       .98        $       .81
     Diluted                           $       .95        $       .78
   Average Shares Outstanding
     Basic                              59,446,165         59,530,844
     Diluted                            61,609,291         61,972,545

SECOND QUARTER
   Revenues                            $ 1,429,443        $ 1,243,082
   Earnings Before Income Taxes        $   107,331        $    90,366
   Net Earnings                        $    65,495        $    56,563
   Earnings Per Share
     Basic                             $      1.10        $       .95
     Diluted                           $      1.07        $       .91
   Average Shares Outstanding
     Basic                              59,435,195         59,549,247
     Diluted                            61,281,959         62,031,262

THIRD QUARTER
   Revenues                            $ 1,429,161        $ 1,256,086
   Earnings Before Income Taxes        $   101,729        $    94,634
   Net Earnings                        $    63,176        $    59,043
   Earnings Per Share
     Basic                             $      1.07        $       .99
     Diluted                           $      1.04        $       .96
   Average Shares Outstanding
     Basic                              59,230,006         59,410,876
     Diluted                            60,723,572         61,661,959

FOURTH QUARTER
   Revenues                            $ 1,725,529        $ 1,545,066
   Earnings Before Income Taxes        $   114,691        $   111,572
   Net Earnings                        $    70,025        $    68,195
   Earnings Per Share
     Basic                             $      1.18        $      1.15
     Diluted                           $      1.17        $      1.10
   Average Shares Outstanding
     Basic                              59,120,730         59,463,751
     Diluted                            60,100,560         61,749,414

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (See Item 11 below.)


ITEM 11. EXECUTIVE COMPENSATION

         Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of this Report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company's Proxy Statement for the July 27, 2000 Annual Meeting of Stockholders (the "2000 Centex Proxy Statement"):


     ITEM    CAPTION IN THE 2000 PROXY STATEMENT
     ----    -----------------------------------
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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

                  (1) Exhibits

                  The information on exhibits required by this Item 14 is set forth in the Centex index to Exhibits appearing on pages 121-123 of this Report.

         (b)  Reports on Form 8-K:

              Current Report on Form 8-K of Centex Corporation dated August 9, 1999.

              Current Report on Form 8-K of Centex Corporation dated August 27, 1999.

              Current Report on Form 8-K of Centex Corporation dated January 27, 2000.

              Current Report on Form 8-K of Centex Corporation dated February 1, 2000.

              Current Report on Form 8-K of Centex Corporation dated May 1,
              2000.

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


                                            CENTEX CORPORATION
                            ----------------------------------------------------
                                                Registrant


May 30, 2000          By:              /s/ LAURENCE E. HIRSCH
                         -------------------------------------------------------
                                Laurence E. Hirsch, Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


May 30, 2000                             /s/ LAURENCE E. HIRSCH
                         -------------------------------------------------------
                             Laurence E. Hirsch, Chairman of the Board and
                                       Chief Executive Officer
                                    (principal executive officer)


May 30, 2000                             /s/ DAVID W. QUINN
                         -------------------------------------------------------
                              David W. Quinn, Vice Chairman of the Board and
                                         Chief Financial Officer
                                       (principal financial officer)


May 30, 2000                            /s/ JOHN S. WORTH, SR.
                         -------------------------------------------------------
                            John S. Worth, Sr., Vice President and Controller
                                     (principal accounting officer)



                   Directors:        Barbara T. Alexander, Dan W. Cook III,
                                        Juan L. Elek, Laurence E. Hirsch,
                                Clint W. Murchison, III, Charles H. Pistor, Jr.,
                                       David W. Quinn, Paul R. Seegers and
                                                 Paul T. Stoffel


May 30, 2000          By:               /s/ LAURENCE E. HIRSCH
                         -------------------------------------------------------
                                         Laurence E. Hirsch,
                                         Individually and as
                                          Attorney-in-Fact*

------------

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

PART B.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

PREFATORY STATEMENT

         PART B of this Report includes information relating to 3333 Holding Corporation ("Holding"), File No. 1-9624, and subsidiary, and Centex Development Company, L.P. (the "Partnership"), File No. 1-9625, and subsidiaries (collectively the "Companies"). See the Joint Explanatory Statement on page 1 of this Report. References to Holding in this Report shall include references to its subsidiary, 3333 Development Corporation ("Development"), a Nevada corporation and the sole general partner of the Partnership, unless the context otherwise requires. Because the Partnership is a separate reporting entity under the Exchange Act, the information required by Form 10-K is separately included even though the Partnership may be deemed a "subsidiary" of Holding under the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC") promulgated pursuant to the Exchange Act. Accordingly, information provided with respect to the Partnership should be deemed provided with respect to Holding to the extent appropriate. Information relating to both Holding and the Partnership is included herein as a single disclosure where applicable or appropriate; all other information is set forth separately. Please refer to PART A of this Report for information relating separately to Centex Corporation ("Centex") and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

         (a) Holding

         Holding is a Nevada corporation incorporated on May 5, 1987. Its executive offices are located at 2728 N. Harwood, Dallas, Texas 75201; telephone (214) 981-6770.

         Holding owns all of the outstanding common stock of Development, and, as a result, has the ability to control Development. Development is the sole general partner of the Partnership, a Delaware limited partnership engaged in the real estate development business. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (B) of the Notes to Combining Financial Statements of Holding and the Partnership (the "Holding/Partnership Combining Financial Statements") included on pages 92-94 of this Report.

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

         (b) The Partnership

GENERAL DEVELOPMENT OF BUSINESS

         The Partnership is a Delaware limited partnership formed in March 1987 by Centex to broaden its line of business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate development and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex's core home building operations, and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly traded entity that is not consolidated with Centex for financial reporting purposes. Development, a wholly-owned subsidiary of Holding, is the sole general partner of the Partnership whose executive offices are located at 2728 N. Harwood, Dallas, Texas 75201; telephone (214) 981-6770.

         The Partnership was formed to manage, develop and sell (i) certain real estate, principally nonresidential, undeveloped land (the "Original Properties"), acquired by the Partnership from certain wholly-owned subsidiaries of Centex (the "Original Limited Partners"), and (ii) other properties acquired by the Partnership, either directly or indirectly, in the ordinary course of business. Pursuant to the initial issuance of Partnership units (the "Distribution"), the Original Limited Partners contributed certain Original Properties with a market value of approximately $76 million in exchange for an aggregate of 1,000 Class A Units of limited partnership interest. All of the Class A Units are currently owned by Centex through its Investment Real Estate Group. Under the Partnership Agreement, the holders of the Class A Units of limited partnership interest are entitled to a cumulative 9% preferred return (the "Preferred Return") per annum on the average outstanding balance of their unrecovered capital and certain other distributions of cash and other property and allocations of income and loss in preference to other limited partners. During fiscal 1998, the Partnership Agreement was amended to create a new class of limited partnership units, Class C Preferred Limited Partnership Units ("Class C Units"), to be issued from time to time in exchange for assets acquired from a limited partner or by an individual or entity who is to be admitted as a limited partner. As of March 31, 2000, 35,082 Class C Units were issued to Centex, the current holder of all outstanding Class A Units, in exchange for assets acquired from Centex valued at $35.1 million. Under the Partnership Agreement, holders of Class C Units are also entitled to a cumulative 9% preferred return per annum on the average outstanding balance of their unrecovered capital. Also, as part of the amendment to the Partnership Agreement, the 1,000 Class A Units were converted to 32,260 Class A Units. See Note (K) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 100-101 of this Report.

         The Partnership is actively involved in all phases of acquisition, development and sale of commercial, multi-family and residential properties. During fiscal 1999, the Partnership acquired the New Jersey home building operations of Centex Homes through the issuance of Class C Units. The acquisition of the home building operations was strategic to the Partnership's build-out plan for the East Windsor, New Jersey property (one of the Original Properties). On April 15, 1999, the Partnership expanded the scope of its operations to include international home building through its acquisition of Fairclough Homes Group Limited, a United Kingdom home builder. As a result of these acquisitions and the Partnership's increased development activities, the operations of the Partnership can now be divided into five principal business segments: Commercial Development, Multi-Family Development, Land Sales, Domestic Home Building and International Home Building. A more detailed discussion of each of the Partnership's segments is provided later in this section.

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

NARRATIVE DESCRIPTION OF BUSINESS

         The Partnership operates in five segments: Commercial Development, Multi-Family Development, Domestic Home Building, International Home Building and Land Sales.

         Commercial Development actively develops office, industrial and retail facilities as well as single family lots. Initially, many of the areas targeted for development include land owned by the Partnership and Centex affiliates. Commercial Development's operations during fiscal 2000 included: (1) completion of 720,000 square feet of office and industrial space located in Florida, North Carolina, California, Massachusetts, and Texas, (2) initiation of construction on five new office and industrial facilities totaling 500,000 square feet, including, in three instances, second phase construction for certain business parks and locations in which the Partnership had already developed real estate, and (3) acquisition of a 218,000 square foot existing office building located in Dallas, Texas. Commercial Development primarily develops commercial properties to hold for investment. Occupancy for completed properties at March 31, 2000 was at 84%. Commercial properties by geographic location are as follows:

                                                                Size
            State                   Product Type               (Sq. Ft.)          Percent by State
            -----                   ------------               ---------          ----------------
         California                 Industrial/Flex             313,000                   32%
         Florida                    Industrial/Flex              74,000                   22%
                                    Office                      140,000
         Massachusetts              Industrial/Flex              68,000                    7%
         North Carolina             Industrial/Flex             143,000                   15%
         Texas                      Office                      238,000                   24%

         Multi-Family Development operations completed construction on a 400-unit apartment community in Grand Prairie, Texas and began construction on a 382-unit apartment community in St. Petersburg, Florida. Multi-Family Development primarily targets affordable to mid-market priced construction projects. These projects are actively marketed for sale during the development period.

         The Partnership acquired its Domestic Home Building operations from Centex Homes during fiscal 1999 through the issuance of Class C Units. Centex Homes also licensed to the Partnership the right to use the "Centex Homes" trademark and trade name in New Jersey. The Domestic Home Building operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. Domestic Home Building is actively building out the Partnership's land inventory in East Windsor, New Jersey (one of the Original Properties) as well as pursuing "spot lot" development outside of East Windsor. Domestic Home Building built and delivered 44 conventional homes during fiscal 2000.

         The Partnership entered the International Home Building business through its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder ("Fairclough"), on April 15, 1999. The purchase price at closing (approximately $219 million) was paid by the delivery of two-year non interest-bearing promissory notes. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that entitle the seller to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. After March 31, 2001, the Partnership will redeem, for a nominal value, the preference shares.

         Fairclough operates in four geographical regions in the United Kingdom and develops a range of products from small single-family units to executive houses and apartments. Fairclough currently has 84 developments located throughout England and delivered 1,707 units in fiscal 2000 with prices ranging from $80,000 to $1.0 million with the average selling price being $180,000.

         International Home Building closings for fiscal 2000 and sales orders at March 31, 2000, by the geographical regions are summarized below:

                                                      Closings       Sales Orders
                                                      --------       ------------
                  Southern Homes Counties                161              --
                  Northern Homes Counties                353             137
                  North West/Yorkshire                   728             122
                  Midlands                               465             108
                                                       -----             ---
                                                       1,707             367
                                                       =====             ===

         International Home Building intends to expand both in the United Kingdom and on mainland Europe through a mixture of internal growth and further acquisitions.

         The Partnership's Land Sales operation provides property management and coordinates the liquidation efforts for land investments for which no development opportunity has been identified. During fiscal 2000, Land Sales' revenues totaled $7.3 million and included the sale of 524 lots in Florida and Texas, ten acres to Centex Homes in New Jersey, and ten acres to third parties in Texas.

         The Partnership had a backlog of land sales and sales of developed properties of approximately $33 million as of March 31, 2000, and $26 million as of March 31, 1999. The final sales prices for land in the backlog that is ultimately sold may vary due to contractual clauses that adjust the price depending upon the closing date.

         Pursuant to an agreement with the Partnership (the "Management Agreement"), Holding is obligated to provide property management and development assistance and expertise to the Partnership, including seeking zoning changes and special use permits, negotiating utility agreements, and securing necessary rights of way and access on behalf of the Partnership, and, consistent with the Plan, to develop and/or contract for sale and sell on behalf of the Partnership some or all of such properties in exchange for compensation for its efforts. Since Holding currently does not have any employees, it contracts with certain Centex subsidiaries to provide such services to the Partnership. Management of the Partnership believes that the Partnership receives these services cheaper than an unaffiliated third parties would charge for similar services. See "Item 10. Directors and Executive Officers of the Registrants-Management Agreement."

         Centex and its affiliates continue to conduct many facets of real estate development and, for this reason, may be in competition with the Partnership in certain activities and projects. Because the relationship between Centex and its affiliates, on the one hand, and Holding, Development and the Partnership, on the other hand, involve decisions by Centex and its affiliates, directly or indirectly, on behalf of Holding, Development and the Partnership, the transactions and activities of Holding, Development and/or the Partnership may lack the benefit of arm's length bargaining and may involve conflicts of interest. Holding, Development and the Partnership believe, however, that adequate safeguards, including Boards of Directors of Holding and Development consisting of a majority of independent outside directors, sufficiently prevent any such conflicts from adversely affecting the business of Holding, Development or the Partnership. To the extent that any conflict of interest or the lack of arm's length bargaining may benefit Centex or its affiliates, on the one hand, or the Partnership or Holding, on the other hand, the combined value of the three tandem traded securities (Centex Common Stock, Holding Common Stock and Stockholder Warrants) beneficially owned by a Centex Stockholder should not be affected one way or another. See "Competition and Regulation" within this Item 1 below.

         The Partnership is not a real estate investment trust, and therefore the Partnership's activities are not subject to the restrictions imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

         For additional information concerning material properties owned by the Partnership at March 31, 2000, see "Item 2. Properties."

COMPETITION AND REGULATION

         Within the geographical areas where the Partnership has real estate holdings, the Partnership is subject to substantial competition from other owners of similarly-situated or developed properties who wish to sell or develop their properties, many of whom may hold or be in the process of developing more parcels than the Partnership, or may have greater financial resources and longer operating histories than the Partnership. The Partnership may also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates, and institutional investors and developers, seeking similar investments.

         The Partnership's properties are generally located in geographical areas where there is moderate to good demand for land suitable for development, including California, Florida, New Jersey, North Carolina, and Texas. Management believes the Partnership properties are well positioned to compete with similar properties within each of these geographic areas.

         Fairclough's operations account for approximately 1% of the new homes market in the United Kingdom. The main competitive factors affecting Fairclough's operations include location, price, mortgage interest rates, construction costs, design and quality of homes, marketing expertise and the availability of land.

         During fiscal 2000, the United Kingdom housing market continued to be robust in spite of rising interest rates. House price inflation in England and Wales was marginally under 15% for calendar 1999. The strength of the new home selling prices has caused land values to escalate significantly. In order to be able to compete successfully for the acquisition of strategic land parcels, Fairclough has put in place procedures to ensure that the company's strategic land portfolio is increased. These procedures include a focus on "off-market" deals versus buying from other developers at higher "end user" prices and the use of external planning consultants. At March 31, 2000, Fairclough's land inventory for housing starts was sufficient to accommodate 18 to 29 months of building volume.

         Ownership and development of each of the Partnership's properties is subject to licensing and regulation by zoning, land use, environmental, health, sanitation and other agencies in the state and/or municipality in which the property is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development or sale of any of such properties. In addition, certain of the properties may be subject to zoning limitations that may not permit development of such properties for their highest and best use. The ability of the Partnership to obtain favorable zoning changes may affect the ultimate value of such properties to the Partnership or to a third-party purchaser.

EMPLOYEES

         Holding and Development have no full-time employees. The directors and executive officers perform all executive management functions; all other services necessary to conduct Holding's business are performed by employees of a subsidiary of Centex or its designee under a services agreement.

         With the exception of Fairclough, the Partnership also has no employees and is instead managed by Development, its general partner. At March 31, 2000, Fairclough employed 523 employees.

ITEM 2. PROPERTIES

         (a) Holding

         Due to the nature of its business, Holding does not own or hold for investment any real or personal properties other than cash, receivables and other similar assets, and the securities relating to its subsidiary, Development.

         (b) The Partnership

         The Partnership properties consist of: (1) two remaining Original Properties, (2) land acquired or contributed by Centex Homes for near-term development and (3) three buildings from which Fairclough conducts its operations.

         Fairclough operates from five regional offices. Fairclough owns the buildings in Ware, Hertforshire; Thame Ditton, Surrey; and Tamworth, Staffordshire. The remaining two facilities are leased and are located in Sale, Cheshire and Wakefield, Yorkshire.

         The remaining Original Properties and land acquired or contributed by Centex Homes for near-term development generally consist of land in various stages of development zoned for commercial, multi-family and residential use. The properties are located in Texas, North Carolina, New Jersey, Florida, and California. Set forth below is a brief description of these properties.

         Colony South Planning Unit (an Original Property). Colony South Planning Unit is located in suburban Dallas, Texas in the cities of The Colony (approximately 132 acres) and Lewisville (approximately 116 acres). The Colony acreage is zoned office, general retail and business park. The Lewisville acreage is zoned light industrial.

         East Windsor (an Original Property). East Windsor is a development which was originally comprised of approximately 600 acres with residential tracts, farm parcels and 100 acres of office industrial zoned property in East Windsor, New Jersey, a township located in the vicinity of Princeton. At March 31, 2000 there were 345 remaining acres owned by the Partnership. Through its Domestic Homebuilding operations, the Partnership plans to build out the remaining single-family land in East Windsor.

         The Arbors of Wolf Penn Creek. The Arbors of Wolf Penn Creek is a 172-unit apartment complex located in College Station, Texas. The complex is situated on eight acres and was completed in the fall of 1996. The Arbors of Wolf Penn Creek was developed through a joint venture with a third party. The complex was sold subsequent to March 31, 2000.

         Heritage Park. Heritage Park is located in a suburb of Dallas, Texas in the city of Allen and consists of approximately 42 acres. The Heritage Park property is zoned single-family residential and commercial. The Partnership sold 157 lots to Centex Homes during fiscal 2000 and is under contract to sell an additional 103 lots to Centex Homes.

         Park West at Gateway Centre. Park West at Gateway Centre is a 24-acre industrial tract situated in a mixed-use development located in St. Petersburg, Florida. During fiscal 1998, a 49.5% interest in a limited partnership, whose only asset is the 24 acres, was acquired by the Partnership from Centex Homes in exchange for Class C Units. During fiscal 2000, the Partnership acquired the remaining 50.5% interest in the limited partnership. Also during fiscal 2000, construction was completed on a 74,000 square foot industrial building and the second phase of development on a 62,000-square foot building was started.

         Southpointe. The Southpointe property, located in Plantation, Florida, 13 miles west of Ft. Lauderdale Airport, is comprised of two parcels totaling 18 acres. During fiscal 2000, the Partnership completed a 141,000-square foot office building, which was 100% pre-leased by the General Services Administration for use by the Internal Revenue Service, and began construction on a 85,000-square foot office building. The 85,000-square foot building is 50% pre-leased by Centex Rooney, a Centex subsidiary.

         Westlake. The Westlake property is comprised of three parcels totaling 21 acres located in Charlotte, North Carolina. During fiscal 2000, the Partnership completed its second industrial building in this business park and began construction on a third pre-leased facility. Subsequent to March 31, 2000, the Partnership acquired 53 acres adjacent to its existing holdings and is under negotiations for developing additional space for an existing business park resident.

         Northfield. Northfield is located in Ventura County, California approximately 60 miles west of downtown Los Angeles and is comprised of 23 acres. Northfield is zoned light industrial and is situated in an industrial business park. During fiscal 1999, the Partnership entered into a joint venture agreement with a third party to develop three industrial buildings totaling 182,000-square feet on ten acres in the Northfield Business Park. During fiscal 2000, the Partnership completed the three buildings and began construction on a 235,000-square foot build-to-suit for sale.

         Sheffield. Sheffield is an 18-acre multi-family tract located in Grand Prairie, Texas. Sheffield was acquired by the Partnership from Centex Homes in exchange for Class C Units in fiscal 1998. During fiscal 2000, the Partnership completed construction of a 400-unit complex. The Partnership is actively marketing this project for sale.

         Vista Ridge. Vista Ridge is a 1,000-acre master planned community located 25 miles north of the Dallas central business district in Dallas and Denton counties, in the cities of Lewisville and Coppell, Texas. The Partnership currently owns 55 acres zoned for multi-family and retail development.

         Camarillo Ranch. Camarillo Ranch, originally comprised of 55 net acres, is a light industrial business park located in Ventura County, California, west of Los Angeles directly off the Ventura Freeway. The Partnership completed construction on a 132,500-square foot pre-leased facility in Camarillo Ranch during fiscal 2000. Additionally, the Partnership sold two parcels comprising 6 acres in fiscal 2000.

         Brighton Bay. Brighton Bay is located in Pinellas County, Florida, in the city of St. Petersburg. During fiscal 1999, the Partnership acquired the 62-acre site in exchange for Class C Units. The two parcels acquired are zoned for multi-family development. The master plan's infrastructure and interior lakes are currently under development. The Partnership has plans to develop this property in two phases to total 776-unit apartments. During fiscal 2000, construction was started on the 382-unit first phase of development.

         StarCenter. The StarCenter project is a community style recreational ice skating facility the Partnership is developing for the Dallas Stars, a National Hockey League franchise. The StarCenter, located in Euless, Texas is being constructed on 3.8 acres the Partnership has pursuant to a ground lease with the City of Euless.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

         Information concerning the present executive officers of Holding is set forth below. The Partnership has no executive officers. The executive officers of Holding set forth below hold the same offices in Development, the general partner of the Partnership, as disclosed in "Item 10. Directors and Executive Officers of the Registrants--Directors and Executive Officers of Development."


NAME                                                                  POSITION                                     AGE
----                                                                  --------                                     ---
Stephen M. Weinberg.............................        President (1)                                               52
Kimberly A. Pinson..............................        Vice President, Treasurer, Controller and                   35
                                                        Assistant Secretary (2)

(1) Mr. Weinberg is an employee of a subsidiary of Centex and has been President and a director of both Holding and Development, the general partner of the Partnership, since April 1, 2000. Mr. Weinberg joined Centex in 1978 and held positions of Centex Homes Division President from 1984 to 1988 and Centex Homes Executive Vice President from 1988 until 1995. In 1995, Mr. Weinberg was appointed Chairman and Chief Executive Officer for Centex HomeTeam Services, a Centex subsidiary, where he served until his appointment as President of both Holding and Development.

(2) Ms. Pinson is an employee of a subsidiary of Centex and serves as Vice President, Treasurer, Controller and Assistant Secretary of Holding, Development, and various Centex subsidiaries engaged in real estate development. Ms. Pinson joined Vista Properties, Inc. (now Centex Real Estate Corporation) in March 1993 and was elected to her present positions with Holding and Development as of July 23, 1996.

         All executive officers of Holding are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. There are no family relationships among or between such executive officers or the directors. Holding's executive officers hold the same positions with its subsidiary, Development.

         Holding has no full-time employees. The directors and executive officers perform all executive management functions; all other services necessary to conduct Holding's business are performed by employees of a subsidiary of Centex or its designee under a services agreement. See "Item 10. Directors and Executive Officers of the Registrants--Services Agreement."


                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Holding

         Except as additionally provided below, the information called for by this Item 5 with respect to Holding is incorporated herein by reference to (1) the Joint Explanatory Statement on page 1 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 25 of this Report and (3) the information included in Notes (K) and (M) of the Notes to the Holding/Partnership Combining Financial Statements on pages 100-104 of this Report.

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

         (b) the Partnership

         Except as additionally provided below, the information called for by this Item 5 with respect to the Partnership is incorporated herein by reference to (1) the Joint Explanatory Statement on page 1 of this Report, (2) the information included and referenced under the caption "Stock Prices and Dividends" on page 25 of this Report and (3) the information included in Notes
(K) and (M) of the Notes to the Holding/Partnership Combining Financial Statements on pages 100-104 of this Report.

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

         Centex Homes is the current holder of all of the Class A Units and Class C Units, and accordingly, at this time there is no public market for such securities. At March 31, 2000, there were 32,260 Class A Units and 35,082 Class C Units outstanding. See "Item 1. Business--General Development of Business." In July 1995, in conjunction with the extension of the automatic Detachment date from 1997 to 2007, Centex Homes (subsequently 2728 Holding Corporation, liquidated in fiscal 1998), the then sole holder of all Class A Units, reduced its unrecovered capital, which is defined as the limited partners' initial capital contributions adjusted for repayments and other reductions, to $47,261,000 and waived all unpaid preference totaling $37,523,000. Unrecovered capital was reduced by an additional $4,500,000 during fiscal 1997 and $10,000,000 during fiscal 1996 through distributions made by the partnership. No preference payments were made during fiscal 1999 and 2000. Preference payments in arrears at March 31, 2000 amounted to $14.8 million.

ITEM 6. SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT DATA)

                                                           -------------------------------------------------------------------------
                                                                                  For the Years Ended March 31,
                                                           -------------------------------------------------------------------------
                                                             2000            1999            1998            1997            1996
                                                           --------        --------        --------        --------         --------
REVENUES
   3333 Holding Corporation and Subsidiary                 $    607        $  1,103        $  1,505        $  1,664         $  2,045
   Centex Development Company, L.P. and
       Subsidiaries                                        $378,199        $ 28,228        $ 19,618        $  9,026         $ 13,943
   Combined Revenues                                       $378,199        $ 28,618        $ 20,121        $  9,529         $ 14,470

NET EARNINGS (LOSS)
   3333 Holding Corporation and Subsidiary                 $ (1,127)       $ (1,385)       $   (125)       $    206         $    253
   Centex Development Company, L.P. and
       Subsidiaries                                        $  1,583        $  1,815        $  4,524        $    719         $     24
   Combined Net Earnings                                   $    456        $    430        $  4,399        $    925         $    277

TOTAL ASSETS
   3333 Holding Corporation and Subsidiary                 $  3,023        $  2,522        $ 10,423        $  8,648         $  8,652
   Centex Development Company, L.P. and
       Subsidiaries                                        $515,188        $113,233        $ 59,260        $ 42,978         $ 43,168
   Combined Assets                                         $511,618        $112,176        $ 60,497        $ 50,127         $ 50,786

TOTAL DEBT
   3333 Holding Corporation and Subsidiary                 $     --        $    582        $  1,480        $  7,000         $  7,600
   Centex Development Company, L.P. and
       Subsidiaries                                        $323,740        $ 41,896        $ 13,821        $  7,055         $  3,326
   Combined Debt                                           $323,740        $ 42,478        $ 15,301        $ 14,055         $ 10,926

OPERATING EARNINGS (LOSS) PER SHARE/UNIT
   3333 Holding Corporation and Subsidiary                 $ (1,127)       $ (1,385)       $   (125)       $    206         $    253
   Centex Development Company, L.P. and
      Subsidiaries                                         $  25.08        $  33.38        $ 140.14        $  22.29         $   0.74

AVERAGE SHARES/UNITS OUTSTANDING
   3333 Holding Corporation and Subsidiary (shares)           1,000           1,000           1,000           1,000            1,000
   Centex Development Company, L.P. and                      63,116          54,377          32,281          32,260           32,260
       Subsidiaries (units)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         On a combined basis, the Companies' revenues for the fiscal year ended March 31, 2000 totaled $378.2 million compared to revenues of $28.6 million for the prior fiscal year. The significant increase in revenues resulted primarily from the Partnership's acquisition of Fairclough Homes Group Limited, a British home builder, on April 15, 1999. The companies had combined net earnings for the fiscal year ended March 31, 2000 of $456,000 compared to combined net earnings of $430,000 in fiscal 1999.

INTERNATIONAL HOME BUILDING

         The following summarizes International Home Building's results for the year ended March 31, 2000 (dollars in thousands):

                                         -----------------------------
                                         For the Years Ended March 31,
                                         -----------------------------
                                            2000                1999
                                         ---------         -----------
Revenues                                 $ 329,582         $        --
Cost of Sales                             (283,456)                 --
General & Administrative Expenses          (24,188)                 --
Interest Expense, Paid to Seller           (18,229)                 --
                                         ---------         -----------
Operating Earnings                       $   3,709         $        --
                                         =========         ===========
Units Closed                                 1,707                  --
                                         ---------         -----------

         The Partnership acquired this segment in the first quarter of fiscal 2000. The seller received $219 million in non interest-bearing promissory notes due March 31, 2001 and retained preferred non-voting shares in Fairclough. During fiscal 2000, Fairclough generated after tax earnings totaling $18.2 million, which are subject to distribution to the seller under the preferred share arrangement. The Companies have accounted for the non interest-bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, distributions attributable to the preferred shares are accrued as interest expense in the accompanying financial statements. After taxes, International Home Building had a loss of $128,000 for fiscal 2000.

DOMESTIC HOME BUILDING

         The following summarizes Domestic Home Building's results for the two year period ended March 31, 2000 (dollars in thousands):

                                         ----------------------------
                                         For the Years Ended March 31,
                                         ----------------------------
                                           2000                1999
                                         --------            --------
Revenues                                 $ 13,377            $ 21,295
Cost of Sales                             (11,672)            (17,108)
General & Administrative Expenses          (1,495)             (2,544)
                                         --------            --------
Operating Earnings                       $    210            $  1,643
                                         ========            ========
Gross Margin per Unit                    $     39            $     57
                                         ========            ========
Units Closed                                   44                  73
                                         ========            ========

         Fiscal 2000 revenues included revenues from the sale of single-family homes in New Jersey which completed the build-out of certain communities. The Partnership obtained final zoning approval for the development of an additional 251 single-family homes in July 1999. The decrease in the number of single-family homes sold during fiscal 2000 resulted from a delay in the Partnership's ability to market and sell homes in the new single-family community due to the timing of the zoning approval.

COMMERCIAL DEVELOPMENT

         Commercial Development operations during fiscal 2000 included: (1) completion of 720,000 square feet of office and industrial space located in Florida, North Carolina, California, Massachusetts, and Texas, (2) initiation of construction on five new office and industrial facilities totaling 500,000 square feet, (3) acquisition of a 218,000 square foot existing office building located in Dallas, Texas and (4) the sale of developed lots and land.

         The following summarizes Commercial Development's results for the two-year period ended March 31, 2000 (dollars and square feet in thousands):

                                                  ------------------------------
                                                  For the Years Ended March 31,
                                                  ------------------------------
                                                    2000                   1999
                                                  -------                -------
Sales Revenues                                    $ 4,465                $ 2,380
Rental Income                                       5,862                    236
Cost of Sales                                      (3,438)                (2,077)
Selling, General & Administrative Expenses         (1,758)                  (389)
Interest Expense                                   (2,440)                   (91)
                                                  -------                -------
Operating Earnings before Depreciation              2,691                     59
Depreciation                                       (1,246)                   (41)
                                                  -------                -------
Operating Earnings                                $ 1,445                $    18
                                                  =======                =======
Operating Square Feet at March 31                     976                     38
                                                  =======                =======

         Fiscal 2000 sales revenues included six acres in Camarillo, California and forty developed lots in Plano, Texas. Sales revenues for the prior year included ten acres in Oxnard, California sold to a joint venture in which the Partnership indirectly owns a 10% interest and ten lots in Plano, Texas.

MULTI-FAMILY DEVELOPMENT

         The following summarizes Multi-Family Development's results for the two-year period ended March 31, 2000 (dollars and square feet in thousands):

                                         -----------------------------
                                         For the Years Ended March 31,
                                         -----------------------------
                                           2000                 1999
                                         --------             --------
Revenues                                 $ 17,154             $    342
Cost of Sales                             (17,057)                  --
General & Administrative Expenses          (1,977)              (1,814)
                                         --------             --------
Operating Loss                           $ (1,880)            $ (1,472)
                                         ========             ========

         Revenues for the fiscal year ended March 31, 2000 resulted from the sale of the 304-unit apartment community in The Colony, Texas. Revenues for the prior year period included development fees related to The Colony project.

         During fiscal 2000, Multi-Family completed construction on a 400-unit apartment community in Grand Prairie, Texas and began construction on a 382-unit apartment community in St. Petersburg, Florida.

Multi-Family is actively marketing for sale both its completed projects and projects under construction. Subsequent to March 31, 2000, Multi-Family closed on the sale of the 172-unit joint venture apartment complex located in College Station.

LAND SALES

         The Partnership's Land Sales operation provides property management and coordinates the liquidation efforts for land investments for which no development opportunity has been identified. The following summarizes Land Sales' operating results for the two-year period ended March 31, 2000 (dollars in thousands):

                                         -----------------------------
                                         For the Years Ended March 31,
                                         -----------------------------
                                           2000                  1999
                                         -------               -------
Revenues                                 $ 7,759               $ 4,365
Cost of Sales                             (6,384)               (3,570)
General & Administrative Expenses           (569)                 (554)
                                         -------               -------
Operating Earnings                       $   806               $   241
                                         =======               =======

         Fiscal 2000 revenues from the sale of real estate totaled $7.3 million and included revenues from the sale of 524 lots in Florida and Texas and ten acres in New Jersey to Centex affiliates and ten acres in The Colony and Dallas, Texas. Fiscal 1999 sales included the sale of 319 lots to Centex affiliates in Florida and Texas and two small parcels located in The Colony and Dallas, Texas.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         On a combined basis, the Companies reported revenues of $28.6 million for fiscal 1999, an increase of 42% from revenues of $20.1 million for the year ended March 31, 1998. Net earnings for fiscal 1999 totaled $430,000 compared to earnings of $4.4 million in fiscal 1998. The increased revenues primarily resulted from sales of single family homes from the Partnership's Homebuilding operations reduced by a decrease in land sales relative to 1998. Net earnings decreased as a result of increased development overhead.

         The Companies operated in four business segments: Domestic Homebuilding, Commercial Development, Multi-Family Development, and Land Sales. A discussion of the results of operations for each of the segments is presented below.

DOMESTIC HOMEBUILDING

         The Partnership acquired its New Jersey Homebuilding operations from Centex Homes in April 1998. These operations delivered 73 homes during fiscal 1999 and generated $21.3 million in revenues and $1.6 million in operating earnings.

COMMERCIAL DEVELOPMENT

         Commercial Development generated $18,000 of net earnings in fiscal 1999 compared to breakeven operations for the year ended March 31, 1998. Commercial Development revenues for the year totaled $2.6 million from the sale of industrial land, developed lots, and rental income compared to rental income of $73,000 in fiscal 1998.

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

MULTI-FAMILY DEVELOPMENT

         Multi-Family Development fiscal 1999 revenues totaled $342,000 compared to $116,000 in fiscal 1998. Multi-Family reported an operating loss of $1,472,000 for the fiscal year ended March 31, 1999 compared to a loss of $175,000 for the period ended March 31, 1998.

         In January 1998, the Companies commenced their Multi-Family operations. The increased loss in fiscal 1999 is the result of twelve months of operations versus three months in the prior year. Multi-Family completed a 304-unit pre-sold apartment community located in The Colony, Texas during fiscal 1999. The sale of this property is scheduled to close in fiscal 2000. Multi-Family also began construction on a 400-unit apartment community located in Grand Prairie, Texas.

LAND SALES

         Land Sales in fiscal 1999 generated $3.8 million in revenues and contributed $241,000 in net earnings compared to $19.9 million in revenues and net earnings of $4.6 million in fiscal 1998. Sales of real estate in fiscal 1999 consisted of 319 lots to Centex Homes and two small parcels located in The Colony and Bryan Place, Texas. Fiscal 1998 sales of real estate included the sale of 138 acres of land zoned multi-family and commercial, and the sale of 193 residential lots and office and warehouse buildings situated on 17 acres to Centex Homes. Although the timing of real estate sales is uncertain and can vary significantly from period to period, the fiscal 1999 reduction in sales is also attributable to the Partnership's continued repositioning of the Companies' land assets to consist primarily of land held for current and future development.

LIQUIDITY AND CAPITAL RESOURCES

         On April 15, 1999, the Partnership acquired Fairclough for a purchase price of approximately $219 million. The Partnership financed the acquisition by issuing to the seller two-year non-interest bearing promissory notes for 100% of the purchase price. The seller retained a special class of Fairclough's stock to which is allocated substantially all of the earnings during the term of the notes. The notes mature on March 31, 2001 and are full recourse to the Partnership. A major portion of the notes is guaranteed by a letter of credit the Partnership has obtained from a United Kingdom financial institution.

         The Companies finance land acquisition and development activities primarily from financial institution borrowings, issuance of Partnership Class C Preferred Partnership Units and cash flows from operations (comprised largely of proceeds from the sale of real estate). During fiscal 2000, the Partnership closed on non-recourse commercial project loans totaling $49.8 million. Project loans outstanding at March 31, 2000 totaled $51.1 million compared to $1.7 million at March 31, 1999. The project loans are collateralized by commercial properties and have ten-year maturities with fixed interest rates ranging from 6.9% to 7.8%.

         Properties under development are typically financed through short-term variable and fixed rate borrowings and, to a limited extent depending on the timing of the project construction, cash flows from operations. As properties are completed, the properties are either sold or refinanced with long-term fixed rate debt. In both instances, the proceeds are used to repay the short-term borrowings. The net repayment of short-term borrowings reduced cash flows by $18.1 million during fiscal 2000.

         During fiscal 2000, the Partnership issued 8,095 Class C Preferred Partnership Units ("Class C Units") in exchange for assets valued at $8.1 million. The assets acquired included both land and $4.8 million in cash. A total of 35,082 Class C Units have been issued since 1998 in connection with the acquisition of assets valued at $35.1 million. Assets acquired include the New Jersey homebuilding operation of Centex Homes in April 1999, land zoned for both commercial and residential uses and $5.8 million in cash.

         The Companies believe that the revenues, earnings, and liquidity from the sale of single family homes, land sales, and the sale and permanent financing of development projects will be sufficient to provide the necessary funding for current and future needs.

YEAR 2000 COMPLIANCE

         Beginning in fiscal year 1997, the Companies began to evaluate and implement changes to their systems in order to ensure Year 2000 compliance. As a result of this process, the Companies and their subsidiaries tested all critical systems during calendar year 1999 and repaired, upgraded and/or replaced those found to not be Year 2000 compliant. The cost of replacing, upgrading or otherwise changing non-compliant systems was not material to the Companies as a whole, or to the Companies' individual subsidiaries. The Companies used internally generated cash to fund the correction of all non-compliant systems. The Companies' Year 2000 compliance preparation included the hiring of a third party consultant (through Holding's services agreement with Centex Service Company), the surveying of material vendors and suppliers and the completion of a contingency plan.

         As a result of the attention that the Companies paid to addressing their Year 2000 readiness, the Companies have not, to date, experienced any adverse impact on their operations or financial condition or the operations or financial condition of any of their individual subsidiaries as a result of any Year 2000 compliance issues. In addition, the Companies are not aware of any Year 2000 problems experienced by any of their vendors, subcontractors or other third parties. If any such third parties were affected by Year 2000 compliance issues, the compliance issues have not caused, to date, any adverse effects on the Companies' operations or financial condition, or the operations or financial condition of any of their individual subsidiaries.

         Although the Companies have not been affected to date by Year 2000 compliance issues, Year 2000 issues could arise subsequent to the filing of this report. The Companies believe that such circumstances are highly unlikely to occur and that, even if they were to occur, it is highly unlikely that the Companies' operations or financial condition would be materially adversely affected. Nevertheless, the Companies intend to continue to monitor Year 2000 related issues and immediately address any effects that may arise as a result.

FORWARD-LOOKING STATEMENTS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The principal risks and uncertainties that may affect the Companies' actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Companies' businesses; adverse weather; changes in property taxes; changes in federal income tax laws; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Companies' markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Companies' actual performance and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's financial position is exposed to fluctuation in variable interest rates for its construction loans and to a certain extent to fluctuations in variable interest rates prior to obtaining a locked rate on permanent project financing. At March 31, 2000, the Partnership did not have any outstanding interest-protection contracts. In addition, as part of the Partnership's acquisition of Fairclough, the Partnership issued two-year, non interest-bearing notes payable in British pounds sterling. As of March 31, 2000, the Partnership had not utilized any forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments, to mitigate any of the foreign currency exchange rate risk associated with the promissory notes.

         The Partnership utilizes both short-term and long-term debt in its financing strategy. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Partnership's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect the Partnership's future earnings and cash flows. At March 31, 2000, the Partnership had $51 million in fixed rate permanent debt with a weighted-average interest rate of 7.4%. The permanent debt has monthly principal and interest debt service with ten-year maturities ranging from 2008 to 2015. Also at March 31, 2000, the Partnership had $33 million in short-term variable rate construction loans. If interest rates increased 100 basis points, the annual effect of such an increase to the Partnership's financial position and cash flows would approximate $330,000 based on the balances outstanding at March 31, 2000. The fluctuation in interest rates is not determinable; and accordingly, actual results from interest rate fluctuation could differ from the estimate presented above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT
COMPANY, L. P. AND SUBSIDIARIES
Combining Balance Sheets                                                    89
Combining Statements of Operations                                          90
Combining Statements of Cash Flows                                          91
Combining Statements of Stockholders' Equity and Partners' Capital          92
Notes to Combining Financial Statements                                     92
Report of Independent Public Accountants                                   105
Quarterly Results                                                          106

                     3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L. P. AND SUBSIDIARIES
                            COMBINING BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                   ----------------------------------------------------------------------------
                                                                                    March 31,
                                                   ----------------------------------------------------------------------------
                                                      2000        1999          2000         1999         2000           1999
                                                   ---------    ---------     ---------    ---------    ---------      ---------
                                                                                Centex Development            3333 Holding
                                                                                Company, L.P. and             Corporation
                                                          Combined                 Subsidiaries              and Subsidiary
                                                   ----------------------     ----------------------    ------------------------
ASSETS
    Cash and Cash Equivalents -
        Unrestricted                               $  56,399    $     364     $  56,383    $     331    $      16      $      33
        Restricted                                     1,915           --         1,915           --           --             --
    Receivables -
        Affiliates                                        --           --         2,916        1,963           --             --
        Centex Corporation and Subsidiaries            1,919           38         3,880           38           --             --
        Notes                                          3,131        3,554         3,131        3,554           --             --
        Other                                         11,158        1,142        11,152        1,132            6             10

    Inventories -
        Housing Projects                             253,433        4,757       253,433        4,757           --             --
        Land Held for Development and Sale            38,044       46,713        38,044       46,713           --             --
        Commercial and Multi-family
             Projects Under Development               38,464       51,294        37,451       50,919        1,013            375

    Investments -
        Commercial Properties, net                    61,420        1,899        61,420        1,899           --             --
        Real Estate Joint Ventures                     2,595          672         2,595          672           --             --
        Affiliate                                         --           --            --           --        1,716          1,616

    Property and Equipment, net                        3,578          231         3,481           89           97            142

    Other Assets -
        Goodwill, net                                 30,727           --        30,727           --           --             --
        Deferred Charges and Other                     8,835        1,512         8,660        1,166          175            346
                                                   ---------    ---------     ---------    ---------    ---------      ---------
                                                   $ 511,618    $ 112,176     $ 515,188    $ 113,233    $   3,023      $   2,522
                                                   =========    =========     =========    =========    =========      =========
LIABILITIES, STOCKHOLDERS' EQUITY AND
 PARTNERS' CAPITAL
    Accounts Payable and Accrued Liabilities -
        Affiliates                                 $      --    $      --     $      --    $      --    $   2,916      $   1,963
        Centex Corporation and Subsidiaries               --          751            --          332        1,961            419
        Other                                        118,693        8,217       119,162        8,676          105            390

    Notes Payable -
        Centex Corporation and Subsidiaries               --          582            --           --           --            582
        Other                                        323,740       41,896       323,740       41,896           --             --

    Stockholders' Equity and Partners' Capital -
        Stock and Stock/class B Unit Warrants            501          501           500          500            1              1
        Capital in Excess of Par Value                   800          800            --           --          800            800
        Retained Earnings (Deficit)                   (2,856)      (1,633)          (96)          --       (2,760)        (1,633)
        Partners' Capital                             70,740       61,062        71,882       61,829           --             --
                                                   ---------    ---------     ---------    ---------    ---------      ---------

    Total Stockholders' Equity and
        Partners' Capital                             69,185       60,730        72,286       62,329       (1,959)          (832)
                                                   ---------    ---------     ---------    ---------    ---------      ---------
                                                   $ 511,618    $ 112,176     $ 515,188    $ 113,233    $   3,023      $   2,522
                                                   =========    =========     =========    =========    =========      =========

See Notes to Combining Financial Statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L. P. AND SUBSIDIARIES
                       COMBINING STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT DATA)

                                        -------------------------------------------------------------------------------------------
                                                                      For the Years Ended March 31,
                                        -------------------------------------------------------------------------------------------
                                         2000       1999     1998       2000     1999       1998       2000       1999       1998
                                        --------  --------  --------  --------  --------  --------   --------   --------   --------
                                                                          Centex Development                 3333 Holding
                                                                          Company, L.P. and                Corporation and
                                                 Combined                     Subsidiaries                    Subsidiary
                                        ----------------------------  ----------------------------   ------------------------------
REVENUES
    Real Estate Sales                   $371,610  $ 27,437  $ 18,939  $371,610  $ 27,437  $ 18,939   $     --   $     --   $     --
    Interest and Other Income              6,589     1,181     1,182     6,589       791       679        607      1,103      1,505
                                        --------  --------  --------  --------  --------  --------   --------   --------   --------
                                         378,199    28,618    20,121   378,199    28,228    19,618        607      1,103      1,505
                                        --------  --------  --------  --------  --------  --------   --------   --------   --------
COSTS AND EXPENSES
    Cost of Real Estate Sold             321,044    22,755    13,585   321,044    22,755    13,585         --         --         --
    Selling, General and
       Administrative Expenses            32,184     5,123     1,745    31,072     3,567     1,489      1,719      2,269        913
    Interest                              20,681       310       392    20,666        91        20         15        219        717
                                        --------  --------  --------  --------  --------  --------   --------   --------   --------
                                         373,909    28,188    15,722   372,782    26,413    15,094      1,734      2,488      1,630
                                        --------  --------  --------  --------  --------  --------   --------   --------   --------
EARNINGS (LOSS) BEFORE INCOME TAXES        4,290       430     4,399     5,417     1,815     4,524     (1,127)    (1,385)      (125)
    Income Taxes                           3,834        --        --     3,834        --        --         --         --         --
                                        --------  --------  --------  --------  --------  --------   --------   --------   --------
NET EARNINGS (LOSS)                     $    456  $    430  $  4,399  $  1,583  $  1,815  $  4,524   $ (1,127)  $ (1,385)  $   (125)
                                        ========  ========  ========  ========  ========  ========   ========   ========   ========

NET EARNINGS ALLOCABLE TO LIMITED
    PARTNERS                                                          $  1,583  $  1,815  $  4,524
                                                                      ========  ========  ========
NET EARNINGS (LOSS) PER UNIT/SHARE                                    $  25.08  $  33.38  $ 140.14   $ (1,127)  $ (1,385)      (125)
                                                                      ========  ========  ========   ========   ========   ========
WEIGHTED-AVERAGE UNITS/
    SHARES OUTSTANDING                                                  63,116    54,377    32,281      1,000      1,000      1,000

See notes to combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L. P. AND SUBSIDIARIES
                       COMBINING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       ----------------------------------------------------------
                                                                                 March 31,
                                                       ----------------------------------------------------------
                                                         2000      1999      1998      2000      1999      1998
                                                       --------  --------  --------  --------  --------  --------
                                                                                          Centex Development
                                                                                          Company, L.P. and
                                                                  Combined                    Subsidiaries
                                                       ----------------------------  ----------------------------
CASH FLOWS - OPERATING ACTIVITIES
     Net Earnings (Loss)                               $    456  $    430  $  4,399  $  1,583  $  1,815  $  4,524
     Adjustments -
      Depreciation and Amortization                       3,879       115        15     3,835        78        10
     Loss From Joint Ventures                               (30)       --        --       (30)       --        --
     (Increase) Decrease in Receivables                  (5,238)     (204)     (664)   (8,156)    5,419    (7,684)
     Decrease (Increase) in Notes Receivable                423     1,556    (2,745)      423     1,556    (2,745)
     Decrease (Increase) in Inventories                  21,278   (43,054)    5,195    21,916   (43,129)    5,645
     (Increase) Decrease in Commercial Properties       (57,423)        6    (1,956)  (57,423)        6    (1,956)
     (Increase) Decrease in Other Assets                 (2,556)   (1,400)     (112)   (2,727)   (1,066)     (100)
     Increase (Decrease) in Payables and Accruals        67,813     4,627     1,683    68,517     4,638     1,950
                                                       --------  --------  --------  --------  --------  --------
                                                         28,602   (37,924)    5,815    27,938   (30,683)     (356)
                                                       --------  --------  --------  --------  --------  --------
CASH FLOWS - INVESTING ACTIVITIES
     (Increase) Decrease in Advances to
          Joint Ventures                                 (1,893)    2,368    (2,838)   (1,893)    1,806    (2,276)
     Property and Equipment Additions, net                  224      (217)      (93)      223      (126)       --
                                                       --------  --------  --------  --------  --------  --------
                                                         (1,669)    2,151    (2,931)   (1,670)    1,680    (2,276)
                                                       --------  --------  --------  --------  --------  --------

CASH FLOWS - FINANCING ACTIVITIES
     Decrease in Notes Payable -
          Centex Corporation and Subsidiaries              (582)     (898)   (5,520)       --        --        --
          Other                                          27,311    28,075     6,766    27,311    28,075     6,766
     Decrease in Notes Receivable -
          Centex Corporation and Subsidiaries                --     7,700        --        --        --        --
     Issuance of Class C Partnership Units                4,830     1,000        --     4,830     1,000        --
     Capital Distributions -
          Return of Capital                                  --        --        --       100        --        --
          Preference Payments                                --        --    (4,500)       --        --    (4,500)
                                                       --------  --------  --------  --------  --------  --------
                                                         31,559    35,877    (3,254)   32,241    29,075     2,266
                                                       --------  --------  --------  --------  --------  --------
     Effect of Exchange Rate Changes On
           Cash                                            (542)       --        --      (542)       --        --
                                                       --------  --------  --------  --------  --------  --------

NET INCREASE (DECREASE) IN CASH                          57,950       104      (370)   57,967        72      (366)
CASH AT BEGINNING OF YEAR                                   364       260       630       331       259       625
                                                       --------  --------  --------  --------  --------  --------
CASH AT END OF YEAR                                    $ 58,314  $    364  $    260  $ 58,298  $    331  $    259
                                                       ========  ========  ========  ========  ========  ========

                                                       -------------------------------
                                                                  March 31,
                                                       -------------------------------
                                                         2000       1999         1998
                                                       --------   --------    --------
                                                                3333 Holding
                                                              Corporation and
                                                                 Subsidiary
                                                       -------------------------------
CASH FLOWS - OPERATING ACTIVITIES
     Net Earnings (Loss)                               $ (1,127)  $ (1,385)       (125)
     Adjustments -
      Depreciation and Amortization                          44         37           5
     Loss From Joint Ventures                                --         --          --
     (Increase) Decrease in Receivables                       4        751        (585)
     Decrease (Increase) in Notes Receivable                 --         --          --
     Decrease (Increase) in Inventories                    (638)        75        (450)
     (Increase) Decrease in Commercial Properties            --         --          --
     (Increase) Decrease in Other Assets                    171       (334)        (12)
     Increase (Decrease) in Payables and Accruals         2,210     (5,618)      7,420
                                                       --------   --------    --------
                                                            664     (6,474)      6,253
                                                       --------   --------    --------
CASH FLOWS - INVESTING ACTIVITIES
     (Increase) Decrease in Advances to
          Joint Ventures                                   (100)      (205)       (644)
     Property and Equipment Additions, Net                    1        (91)        (93)
                                                       --------   --------    --------
                                                            (99)      (296)       (737)
                                                       --------   --------    --------

CASH FLOWS - FINANCING ACTIVITIES
     Decrease in Notes Payable
          Centex Corporation and Subsidiaries              (582)      (898)     (5,520)
          Other                                              --         --          --
     Decrease in Notes Receivable -
          Centex Corporation and Subsidiaries                --      7,700          --
     Issuance of Class C Partnership Units                   --         --          --
     Capital Distributions -
          Return of Capital                                  --         --          --
          Preference Payments                                --         --          --
                                                       --------   --------    --------
                                                           (582)     6,802      (5,520)
                                                       --------   --------    --------
     Effect of Exchange Rate Changes On
           Cash                                              --         --          --
                                                       --------   --------    --------
NET INCREASE (DECREASE) IN CASH                             (17)        32          (4)
CASH AT BEGINNING OF YEAR                                    33          1           5
                                                       --------   --------    --------
CASH AT END OF YEAR                                    $     16   $     33    $      1
                                                       ========   ========    ========

See notes to combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L. P. AND SUBSIDIARIES
       COMBINING STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                             (Dollars in thousands)

                              -----------------------------------------------------------------------------------------
                                     Centex Development Company, L.P. and                     3333 Holding
                                               Subsidiaries                             Corporation and Subsidiary
                              -------------------------------------------------     -----------------------------------
                                            Class B       General      Limited                 Capital In     Retained
                                              Unit       Partner's    Partners'      Stock      Excess Of     Earnings
                              Combined      Warrants      Capital      Capital      Warrants    Par Value     (Deficit)
                              --------      --------     ---------    ---------     --------   ----------     ---------
Balance at March 31, 1997     $ 33,414      $    500     $    767     $ 32,236      $      1     $    800     $   (123
  Preference Payments           (4,500)           --           --       (4,500)           --           --           --
  Issuance of Class C
     Partnership Units           7,542            --           --        7,542            --           --           --
Net Earnings (Loss)              4,399            --           --        4,524            --           --         (125)
                              --------      --------     --------     --------      --------     --------     --------
Balance at March 31, 1998       40,855           500          767       39,802             1          800         (248)
  Issuance of Class C
      Partnership Units         19,445            --           --       19,445            --           --           --
Net Earnings                       430            --           --        1,815            --           --       (1,385)
                              --------      --------     --------     --------      --------     --------     --------
Balance at March 31, 1999       60,730           500          767       61,062             1          800       (1,633)

GENERAL PARTNER
CONTRIBUTION                        --            --          375           --            --           --           --
  ISSUANCE OF CLASS C
    PARTNERSHIP UNITS            8,095            --           --        8,095            --           --           --

NET EARNINGS                       456                                   1,583            --           --       (1,127)
ACCUMULATED OTHER
COMPREHENSIVE LOSS                 (96)           --           --          (96)           --           --           --
                              --------
COMPREHENSIVE INCOME               360
                              --------      --------     --------     --------      --------     --------     --------
BALANCE AT MARCH 31, 2000     $ 69,185      $    500     $  1,142     $ 70,644      $      1     $    800     $ (2,760
                              ========      ========     ========     ========      ========     ========     ========

      See notes to combining financial statements.

NOTES TO COMBINING FINANCIAL STATEMENTS

(A) COMPREHENSIVE INCOME

         Comprehensive income is summarized for the three-year period ended March 31, 2000 below (dollars in thousands):

                                                        -----------------------------
                                                        For the Years Ended March 31,
                                                        -----------------------------
                                                          2000        1999       1998
                                                        ------      ------     ------
Net Income                                              $  456      $  430     $4,399
Other Comprehensive Loss:
           Foreign Currency Translation Adjustments        (96)         --         --
                                                        ------      ------     ------
Comprehensive Income                                    $  360      $  430     $4,399
                                                        ======      ======     ======

(B) ORGANIZATION

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

         The Partnership is controlled by its general partner, 3333 Development Corporation ("Development"), which is in turn wholly-owned by 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding (the "Securities") was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex. The Securities, held by the nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B units will automatically become detached in November 2007.

         The stockholders of Centex elect the Board of Directors of Holding. In October 1999, the Board of Directors expanded the size of the board to four directors. The majority of the Board members are independent outside directors, none of whom are directors of Centex. Accordingly, the stockholders of Centex control the general partner of the Partnership. The general partner and independent Board of Directors of Holding manage the Partnership's conduct of its activities including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

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

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS
(Dollars in thousands)

                                                    ----------------------------
                                                             March 31,
                                                    ----------------------------
                                                       2000              1999
                                                    ----------        ----------
ASSETS
    Cash and Cash Equivalents                       $  197,877        $  111,632
    Receivables                                        907,367         1,860,090
    Inventories                                      2,343,682         1,639,664
    Investments in Joint Ventures and Other             68,539            49,266
    Property and Equipment, net                        364,182           313,886
    Other Assets                                       599,526           410,321
                                                    ----------        ----------
                                                    $4,481,173        $4,384,859
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts Payable and Accrued Liabilities        $1,244,500        $1,026,867
    Short-term Debt                                    834,897         1,668,496
    Long-term Debt                                     802,238           284,299
    Minority Stockholders' Interest                    129,352           140,721
    Negative Goodwill                                   50,837            66,837
    Stockholders' Equity                             1,419,349         1,197,639
                                                    ----------        ----------
                                                    $4,481,173        $4,384,859
                                                    ==========        ==========

SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS
(Dollars in thousands)

                                         --------------------------------------------------
                                                       For the Years Ended March 31,
                                         --------------------------------------------------
                                            2000                1999              1998
                                         -----------         -----------        -----------
Revenues                                 $ 6,328,355         $ 5,179,188        $ 3,991,954
Costs and Expenses                         5,907,660           4,805,894          3,760,445
                                         -----------         -----------        -----------
Earnings Before Income Taxes                 420,695             373,294            231,509
Income Taxes                                 163,563             141,332             86,828
                                         -----------         -----------        -----------
NET EARNINGS                             $   257,132         $   231,962        $   144,681
Other Comprehensive Loss                      (1,248)                 --                 --
                                         -----------         -----------        -----------
COMPREHENSIVE INCOME                     $   255,884         $   231,962        $   144,681
                                         ===========         ===========        ===========

(C) BASIS OF PRESENTATION

         The accompanying combining financial statements present the individual and combined financial statements of Holding and its subsidiary and the Partnership as of March 31, 2000 and 1999, and results of operations for each of the three years ended March 31, 2000. The financial statements of the Partnership are included in the combined statements since Development, as general partner of the Partnership, is able to exercise effective control over the Partnership.

(D) SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenue from home building projects and real estate sales are recognized as homes and properties are sold and title passes.

INVENTORY CAPITALIZATION AND COST ALLOCATION

         Projects under development and held for sale are stated at the lower of cost (including development costs and, where appropriate, capitalized interest and real estate taxes) or fair value less costs to sell. Capitalized costs are included in cost of sales in the combining statements of operations as related revenues are recognized. Interest costs relieved from inventories are included in cost of sales. The Companies review recoverability of their inventories on an individual basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of."

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

GOODWILL

         Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is amortized over 20 years. The Companies monitor goodwill and other intangibles to determine whether any impairment of these assets has occurred. In making such determination, the Companies evaluate the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. In case of an impairment, the recorded costs would be written down to fair value on a discounted basis. Goodwill amortization totaled $2.1 million in fiscal 2000 and was zero in fiscal 1999 and fiscal 1998.

EARNINGS (LOSS) PER SHARE/UNIT

         Earnings (loss) per share/unit is based on the weighted-average number of outstanding shares of common stock of 1,000 for Holding and the weighted-average number of outstanding Class A and Class C limited partnership units of the Partnership of 63,116; 54,377; and 32,281 for fiscal years 2000, 1999 and 1998, respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to be consistent with fiscal 2000 presentation.

COMBINING STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

         Interest capitalized by the Partnership during fiscal years ended March 31, 2000, 1999 and 1998 totaled $3,689,000, $1,015,000 and $22,000, respectively. Land assets acquired by the Partnership during fiscal years ended March 31, 2000 and 1999 in exchange for Class C Partnership Units totaled $3,265,000 and $18,445,000, respectively. In addition, during the fiscal year ended March 31, 2000, the Partnership issued 4,830 new Class C Partnership Units for $4.8 million. No income taxes were paid during the years ended March 31, 2000, 1999 and 1998. The Partnership acquired the assets and assumed liabilities of Fairclough Homes totaling $267,720,000 and $296,980,000, respectively.

(E) PROPERTY AND EQUIPMENT

         Property and equipment cost by major category and accumulated depreciation are summarized below:

                                       -----------------------
                                              March 31,
                                       -----------------------
                                         2000           1999
                                       -------         -------
                                       (Dollars in thousands)
Land, Buildings and Improvement        $ 3,119         $    --
Machinery, Equipment and Other           1,042             317
                                       -------         -------
                                         4,161             317
Accumulated Depreciation                  (583)            (86)
                                       -------         -------
                                       $ 3,578         $   231
                                       =======         =======

(F) NOTES RECEIVABLE

         Development issued common stock to Holding and used the proceeds to advance $7.7 million to a wholly-owned subsidiary of Centex, as evidenced by a note receivable due April 30, 1999 bearing interest at prime plus .875%. During fiscal year 1999, the note was repaid. Interest income of $116,000 and $732,000 related to this note is included in the accompanying combining financial statements for the years ended March 31, 1999 and 1998, respectively.

         Notes Receivable - Other at March 31, 2000 and 1999 have stated interest rates ranging up to 10% and are due in monthly or quarterly installments. The weighted-average interest rate was 9% at both March 31, 2000 and 1999. Notes receivable at March 31, 2000 are collectible over two years, with $3,123,000 being due within one year. As of March 31, 2000, all notes were current; however, one loan was in default with respect to development obligations on the land securing the note. The Partnership is currently working with the borrower to cure the default. The value of the underlying collateral exceeds the note receivable amount at March 31, 2000. Therefore, should the default under the note agreement not be resolved, management does not anticipate any material impact to the financial statements.

(G) NOTES PAYABLE

         Pursuant to a master note agreement between Holding and Centex, Centex had advanced Holding an additional $1,000,000 at March 31, 1998 secured by a pledge of all of the issued and outstanding shares of Development (the "Holding Note"). During fiscal 1999, the Holding Note was repaid and the pledge agreement was terminated. The note bore interest at prime plus 1%. Interest expense of $62,000 and $372,000 related to this note is included in the accompanying financial statements for the years ended March 31, 1999 and 1998, respectively.

         In addition, Centex Multi-Family Communities L.P., a wholly-owned subsidiary of Centex Development Company, L.P., has a note agreement with Centex (the "MF Note") to fund certain predevelopment costs. The MF Note is unsecured and bears interest at prime, payable quarterly and had an outstanding receivable balance of $1,257,000 at March 31, 2000.

         Non-recourse notes payable, secured solely by the underlying real estate, totaled $75.8 million at March 31, 2000. As land is sold, a portion of the proceeds is restricted for repayment of the notes. In addition, the Partnership, through wholly-owned single asset entities, had limited-recourse construction debt outstanding at March 31, 2000 totaling $29.1 million. The Partnership itself has also issued limited guarantees for up to 20% of the commitments. The note balances and rates in effect were as follows (dollars in thousands):


                                              ------------------------------------------------------------------------
                                                                      MATURITIES AS OF MARCH 31,
                                              ------------------------------------------------------------------------
                                                                                                                 2005
                                                                                                                 OR
                                               TOTAL         2001          2002         2003         2004       LATER
                                              --------     --------      --------      -------     -------     --------
NON-RECOURSE DEBT
  Mortgage Notes        6.92% to 7.79%        $ 51,078      $ 1,188       $ 1,279      $ 1,377     $ 1,482     $ 45,752
  Mezzanine Note        9.00%                    4,294           --         4,294           --          --           --
                                              --------     --------      --------      -------     -------     --------
                                                55,372        1,188         5,573        1,377       1,482       45,752
                                              --------     --------      --------      -------     -------     --------
LIMITED-RECOURSE DEBT
   Construction Notes   LIBOR(A)
                        + 1.75% to 4%           29,111        9,467        15,623        4,021          --           --
                                              --------     --------      --------      -------     -------     --------
FULL-RECOURSE DEBT
   Entity purchase      Zero Coupon            218,839      218,839            --           --          --           --
   Land Notes           5.45% to 8.88%          20,418       15,513         4,905           --          --           --
                                              --------     --------      --------      -------     -------     --------
                                               239,257      234,352         4,905           --          --           --
                                              --------     --------      --------      -------     -------     --------
                                              $323,740     $245,007      $ 26,101      $ 5,398     $ 1,482     $ 45,752
                                              ========     ========      ========      =======     =======     ========

         (A) The 30-day LIBOR rate at March 31, 2000 and 1999 was 6.13% and 4.94% respectively.

(H) COMMITMENTS AND CONTINGENCIES

         As of March 31, 2000, the Partnership had remaining commitments of approximately $33.1 million on construction contracts.

         To facilitate construction loans obtained by wholly-owned single asset entities, the Partnership has issued demand notes made payable to the single-asset entities equal to, in some instances, 20% of the construction loan commitment amount. The single-asset entities have signed these demand notes over to the lender as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loan. As of March 31, 2000, the Partnership had issued demand notes totaling $2.6 million.

         The single-asset entities have also obtained demand notes from Centex for up to 10% of the construction loan commitment amount. These demand notes have been signed over to the lenders as additional collateral on the construction loans, and may be called only in the event of a default on the demand notes issued by the Partnership.

(I) BUSINESS SEGMENTS

         The Partnership operates in five principal business segments - International Home Building, Domestic Home Building, Commercial Development, Multi-Family Development ("Multi-Family"), and Land Sales. All of the segments operate in the United States except for International Home Building, which acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. International Home Building's accounting policies are the same as those described in the summary of significant accounting policies.

         The Domestic Home Building operation involves the purchase and development of the Partnership's land and the purchase of lots together with the construction and sale of single-family homes. Domestic Home Building is actively building out the Partnership's land holding in East Windsor, New Jersey, as well as pursuing "spot lot" development in that general market area. Commercial Development actively develops office, industrial, and retail facilities as well as single-family lot development. Commercial Development is developing the buildings primarily for investment. Multi-Family Development develops affordable to mid- market apartment projects and town homes. Multi-Family's strategy is to market the projects for sale prior to or during construction. Land Sales is responsible for the property management and liquidation of land investments for which no development opportunity has been identified.

         Domestic Home Building, Commercial Development, Multi-Family Development, and Land Sales evolved in fiscal 1999 as a result of (1) new business initiatives in the commercial development arena, (2) the commencement of Domestic Home Building in April 1998, and (3) the management team structure put in place to conduct the increased development activities. These segments did not exist in fiscal 1998. Therefore, the following tables present financial information relating to these segments for the two year period ended March 31, 2000.

INTERNATIONAL HOME BUILDING

         The following table sets forth financial information relating to the International Home Building operations.

                                                  -----------------------------
                                                  For the Years Ended March 31,
                                                  -----------------------------
                                                     2000               1999
                                                  ---------         -----------
                                                      (Dollars in thousands)
Revenues                                          $ 329,582         $        --
Cost of Sales                                      (283,456)                 --
Selling, General & Administrative Expenses          (42,417)                 --
                                                  ---------         -----------
Operating Earnings before Taxes                   $   3,709         $        --
                                                  =========         ===========
Identifiable Assets                               $ 347,748         $        --
                                                  =========         ===========
Depreciation and Amoritization                    $   2,438         $        --
                                                  =========         ===========

         The Partnership acquired this segment in the first quarter of fiscal 2000. The seller received $219 million in non-interest bearing promissory notes due in April 2001 and retained preferred non-voting shares in Fairclough. During fiscal 2000, Fairclough generated after tax earnings totaling $18.2 million, which are subject to distribution to the seller under the preferred share arrangement. The companies have accounted for the non-interest bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, distributions attributable to the preferred shares are accrued as interest expense in the accompanying financial statements. See Note (L) for additional information regarding the Fairclough acquisition. After taxes, International Home Building had a loss of $128,000 for fiscal 2000.

DOMESTIC HOME BUILDING

         The following table sets forth financial information relating to the Domestic Home Building operations.

                                                  ------------------------------
                                                   For the Years Ended March 31,
                                                  ------------------------------
                                                    2000                  1999
                                                  --------              --------
                                                      (Dollars in thousands)
Revenues                                          $ 13,377              $ 21,295
Cost of Sales                                      (11,672)              (17,108)
Selling, General & Administrative Expenses          (1,495)               (2,544)
                                                  --------              --------
Operating Earnings                                $    210              $  1,643
                                                  ========              ========
Identifiable Assets                               $  9,270              $ 10,920
                                                  ========              ========
Capital Expenditures                              $     --              $    126
                                                  ========              ========
Depreciation and Amortization                     $     52              $     37
                                                  ========              ========

         Fiscal 2000 revenues included revenues from the sale of single-family homes in New Jersey which completed the build-out of certain communities. The Partnership obtained final zoning approval for the development of an additional 251 single-family homes in July 1999. The decrease in the number of single-family homes sold during fiscal 2000 resulted from a delay in the Partnership's ability to market and sell homes in the new single-family community due to the timing of the zoning approval.

COMMERCIAL DEVELOPMENT

         Commercial Development operations during fiscal 2000 included: (1) completion of 720,000 square feet of office and industrial space located in Florida, North Carolina, California, Massachusetts, and Texas, (2) initiation of construction on five new office and industrial facilities totaling 500,000 square feet, (3) acquisition of a 218,000 square foot existing office building located in Dallas, Texas and (4) the sale of developed lots and land. The following table sets forth financial information relating to the Commercial Development operation.

                                                    -----------------------------
                                                    For the Years Ended March 31,
                                                    -----------------------------
                                                      2000                 1999
                                                    --------             --------
                                                        (Dollars in thousands)
Revenues                                            $ 10,327             $  2,616
Cost of Sales                                         (3,438)              (2,077)
Selling, General & Administrative Expenses            (5,444)                (521)
                                                    --------             --------
Operating Earnings                                  $  1,445             $     18
                                                    ========             --------
Identifiable Assets                                 $ 85,905             $ 44,820
                                                    ========             ========
Depreciation and Amortization                       $  1,246             $     41
                                                    ========             ========

         Fiscal 2000 sales revenues included six acres in Camarillo, California and forty developed lots in Plano, Texas. Sales revenues for the prior year included ten acres in Oxnard, California sold to a joint venture in which the Partnership indirectly owns a 10% interest and ten lots in Plano, Texas.

MULTI-FAMILY DEVELOPMENT

         The following table sets forth financial information relating to the Multi-Family operation.

                                                    ----------------------------
                                                    For the Years Ended March 31,
                                                    ----------------------------
                                                      2000               1999
                                                    --------           ---------
                                                       (Dollars in thousands)
Revenues                                            $ 17,154            $    342
Cost of Sales                                        (17,057)                 --
Selling, General & Administrative Expenses            (1,977)             (1,814)
                                                    --------            --------
Operating Loss                                      $ (1,880)           $ (1,472)
                                                    --------            --------
Identifiable Assets                                 $ 30,898            $ 31,337
                                                    ========            ========
Capital Expenditures                                $     --            $     91
                                                    ========            ========
Depreciation and Amortization                       $     44            $     37
                                                    ========            ========

         Revenues for the fiscal year ended March 31, 2000 resulted from the sale of the 304-unit apartment community in The Colony, Texas. Revenues for the prior year included development fees related to The Colony project.

         During fiscal 2000, Multi-Family completed construction on a 400-unit apartment community in Grand Prairie, Texas, and began construction on a 382-unit apartment community in St. Petersburg, Florida. Multi-Family is actively marketing for sale both its completed projects and projects under construction.

LAND SALES

         The Partnership's Land Sales operation provides property management and coordinates the liquidation efforts for land investments for which no development opportunity has been identified. The following table sets forth financial information relating to the Land Sales operations.

                                                    ----------------------------
                                                    For the Years Ended March 31,
                                                    ----------------------------
                                                      2000                1999
                                                    --------            --------
                                                       (Dollars in thousands)
Revenues                                            $  7,759            $  4,365
Cost of Sales                                         (6,384)             (3,570)
Selling, General & Administrative Expenses              (569)               (554)
                                                    --------            --------
Operating Earnings                                  $    806            $    241
                                                    ========            ========
Identifiable Assets                                 $ 37,797            $ 25,099
                                                    ========            ========
Depreciation and Amortization                       $     99            $     --
                                                    ========            ========

         Fiscal 2000 revenues from the sale of real estate totaled $7.3 million and included revenues from the sale of 524 lots in Florida and Texas and ten acres in New Jersey to Centex affiliates and ten acres in The Colony and Bryan Place, Texas. Fiscal 1999 sales included the sale of 319 lots to Centex affiliates in Florida and Texas and two small parcels located in The Colony and Dallas, Texas.

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

         The consolidated carrying values of Cash and Cash Equivalents, Other Receivables, Accounts Payable and Accrued Liabilities and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial liabilities were as follows (dollars in thousands):

                              --------------------------------------------------------------
                                                       March 31,
                              --------------------------------------------------------------
                                        2000                                1999
                              -------------------------            -------------------------
                              Carrying           Fair              Carrying           Fair
                                Value            Value               Value            Value
                              --------          -------            --------          -------
Financial Liabilities
     Long-term Debt            $51,078          $49,903(A)          $ 1,740          $ 1,828(A)

(A) Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(K) STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

EQUITY SECURITIES

         The Partnership Agreement contemplates the issuance of three classes of limited partnership units, Class A Units, Class B Units, and Class C Units. In March 1987, 1,000 Class A Units were issued to Centex subsidiaries in exchange for assets valued at approximately $76 million. The Class B Units, held by a nominee on behalf of the stockholders, will detach and trade separately from Centex stock on the earlier of Payout (as defined below) or November 30, 2007, the scheduled detachment date. As of February 24, 1998, the 1,000 Class A Units were converted to 32,260 new Class A Units.

         On March 31, 1998, 7,542 Class C Units were issued in exchange for assets with a fair market value of $7.5 million. Under the Partnership Agreement, holders of Class C Units are entitled to substantially the same rights as holders of Class A Units in connection with matters in common, such as voting, allocations, and distributions. During fiscal 2000 and 1999, 8,095 and 19,445 Class C Units, respectively, were issued in exchange for assets with a fair market value of $8.1 and $19.4 million.

PREFERRED RETURN

         The Partnership Agreement provides that the Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital, as defined. Unrecovered Capital represents initial capital contributions as reduced by repayments and is the basis for preference accruals. In July 1995, in conjunction with the extension of the detachment date, the limited partner waived preference payments totaling $37.5 million and reduced the Class A Unrecovered Capital in the Partnership, as defined, to $47.3 million. Distributions made by the Partnership reduced Unrecovered Capital, as defined, $4.5 million during fiscal 1997 and $10 million during fiscal 1996. During fiscal 1998, the Partnership made preference payments to its limited partner totaling $4.5 million. No preference payments were made during fiscal 1999 or 2000. Preference payments in arrears at March 31, 2000 amounted to $14.8 million and Unrecovered Capital for Class A and Class C limited partners totaled $32.8 million and $35.1 million, respectively.

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

         All loss allocations and allocations of net income after Payout will be made to the partners in accordance with their percentage interests, as defined.

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

   [ii] After Payout, distributions of cash will be made to the partners in accordance with their percentage interests, as defined.

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

(L) ACQUISITION OF FAIRCLOUGH HOMES GROUP LIMITED

         On April 15, 1999, Centex Development Company UK Limited ("CDC-UK"), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder ("Fairclough"). The purchase price at closing (approximately $219 million) was paid by the delivery of two-year non interest-bearing promissory notes. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that will entitle it to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. During that time period CDC-UK may, however, participate in Fairclough's earnings in excess of certain specified levels.

         However, because the non-voting preference shares retained by the seller have the characteristics of debt, the preference obligations are being reported as interest expense in the financial statements. A major portion of the promissory notes is secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

         During the period between April 15, 1999 and March 31, 2001, Fairclough's operations will be carried out subject to certain guidelines that were negotiated with the seller. After March 31, 2001, CDC-UK will redeem, for a nominal value, the preference shares.

         The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The preliminary allocation of the purchase price is as follows (dollars in thousands):

Inventories, Property and Equipment and Other          $ 266,535
Goodwill                                                  29,260
Notes Issued and Liabilities Assumed                    (295,795)
                                                       ---------
Cash Paid                                              $      --
                                                       =========

         The following unaudited pro forma results of operations for the two-year period ended March 31, 1999 give effect to the April 15, 1999 acquisition of Fairclough as if such transaction had occurred on April 1, 1998 and 1997, respectively. The financial information for Fairclough included in the unaudited pro forma results of operations is derived from Fairclough's operating results for fiscal years ended December 31, 1998 and 1997, in accordance with U.S. generally accepted accounting principles and translated to U.S. dollars. This information is based on the historical financial statements of the Companies and the historical financial statements of Fairclough. The pro forma adjustments are directly attributable to the transaction referenced above, and are expected to have a continuing impact on the business, results of operations, and financial position. The above preliminary allocation of the purchase price will be finalized in the first quarter of fiscal 2001 upon further analysis of the assets acquired.

                                                             Pro Forma Results of Operations
                                                   --------------------------------------------------
                                                           For the Year Ended March 31, 1999
                                                   --------------------------------------------------
                                                   (Dollars in thousands, except per unit/share data)

                                                                      Centex
                                                                    Development
                                                                    Company, L.P.        3333 Holding
                                                                        and              Corporation
                                                   Combined         Subsidiaries        and Subsidiary
                                                   ---------        -------------       --------------
Revenues                                           $ 356,381          $ 355,991           $   1,103
                                                   =========          =========           =========
Net Earnings (Loss)                                $     421          $   1,806           $  (1,385)
                                                   =========          =========           =========
Net Earnings Allocable to Limited Partner                             $   1,806
                                                                      =========
Earnings (Loss) Per Unit/Share                                        $   33.21           $  (1,385)
                                                                      =========           =========

                                                             Pro Forma Results of Operations
                                                   --------------------------------------------------
                                                           For the Year Ended March 31, 1998
                                                   --------------------------------------------------
                                                   (Dollars in thousands, except per unit/share data)

                                                                      Centex
                                                                    Development
                                                                    Company, L.P.        3333 Holding
                                                                        and              Corporation
                                                   Combined         Subsidiaries        and Subsidiary
                                                   ---------        -------------       --------------
Revenues                                           $ 409,547          $ 409,044           $   1,505
                                                   =========          =========           =========
Net Earnings (Loss)                                $   3,221          $   3,346           $    (125)
                                                   =========          =========           =========
Net Earnings Allocable to Limited Partner                             $   3,346
                                                                      =========
Earnings (Loss) Per Unit/Share                                        $  103.65           $    (125)
                                                                      =========           =========

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

               o Additional interest expense representing the preference payments for substantially all the net after-tax earnings of Fairclough to the seller;

               o Amortization of deferred debt issuance costs which are being amortized over the term of the debt;

               o    Income tax adjustments related to the above pro forma items.

(M) RELATED PARTY TRANSACTIONS

SERVICE AND MANAGEMENT AGREEMENTS

         Holding has a service agreement with Centex Service Company, a wholly-owned subsidiary of Centex, whereby Centex Service will provide certain tax, accounting and other similar services for Holding. This agreement was amended in fiscal 1999 to include development services and the monthly fee increased from $2,500 per month to $30,000 per month. Service fees of $360,000 in fiscal 2000 and 1999 and $30,000 in fiscal 1998 are reflected as administrative expenses in the accompanying combining financial statements.

         The Partnership paid $583,000, $713,000, and $640,000 to Holding during fiscal years 2000, 1999 and 1998, respectively, pursuant to an agreement whereby Holding provides management services to the Partnership in connection with the development and operation of properties acquired by the Partnership, maintenance of partnership property and accounting and clerical services.

SALES AND PURCHASES

         Partnership revenues during fiscal years 2000, 1999, and 1998 include land sales to Centex Homes of $5,373,000, $3,364,000, and $6,494,000,
respectively. Gains associated with lot sales to Centex totaled $333,000, $139,000 and $906,000 for fiscal years 2000, 1999 and 1998, respectively. At March 31, 2000, Centex Homes had contracts to purchase lots for the aggregate price of approximately $433,000 to be paid as lots are delivered.

OTHER

         The Partnership, through its operating subsidiaries, executed contracts with certain of Centex's construction subsidiaries totaling $14.9 million in fiscal 2000 and $43.2 million in fiscal 1999 for the construction of multi-family apartments, a recreational ice skating facility and two office buildings. During fiscal 2000, $23.5 million was paid to Centex's construction subsidiaries pursuant to the construction contracts. Additionally, during fiscal 2000, in connection with third-party construction and permanent loans made to the Partnership's operating subsidiaries during the year, the Partnership paid an aggregate of $186,000 in title insurance premiums and escrow fees to Centex title insurance subsidiaries.

         Centex has made limited guarantees relating to a number of the Partnership's construction and permanent project loans. At March 31, 2000 these guarantees totaled $3.4 million and are payable only in the event of default by the Partnership under its obligations as a limited guarantor on these loans.

         A subsidiary of the Partnership has entered into a lease of approximately 135,000 square feet of space in its Dallas, Texas office building to Centex Service Company.

(N) INCOME TAXES

         At March 31, 2000, Holding had operating loss carryforwards for income tax reporting purposes of $2,720,000. If unused, the loss carryforwards will expire in fiscal years 2009 through 2021. Holding has not recognized these tax assets in its balance sheet due to its history of operating losses. Holding joins with its subsidiaries in filing consolidated income tax returns. The taxable income of the Partnership has been allocated to the holders of the Class A and Class C Units. Accordingly, no tax provision for Partnership earnings is shown in the combining financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF 3333 HOLDING CORPORATION:

         We have audited the accompanying combining balance sheets of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2000 and 1999, and the related combining statements of operations, cash flows, and stockholders' equity and partners' capital for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial positions of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2000 and 1999, and the individual and combined results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Dallas, Texas,

May 16, 2000

QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands, except per share/unit data)

                                 ------------------------------------------------------------------------------------
                                                               For the Years Ended March 31,
                                 ------------------------------------------------------------------------------------
                                    2000           1999           2000          1999            2000          1999
                               ---------      ---------      ---------      ---------      ---------      ---------
                                                                 Centex Development              3333 Holding
                                                                  Company, L.P. and               Corporation
                                         Combined                    Subsidiaries                and Subsidiary
                                 ------------------------      ------------------------      ------------------------
FIRST QUARTER
  Revenues                       $  78,669      $   6,308      $  78,669      $   6,076      $     150      $     476
  Earnings (Loss) Before
      Taxes                      $     281      $    (346)     $     854      $    (193)     $    (573)     $    (153)
  Net Earnings (Loss)            $      20      $    (346)     $     593      $    (193)     $    (573)     $    (153)
  Earnings (Loss) Per
      Unit/Share                                               $   10.01      $   (3.93)     $    (573)     $    (153)
  Average Units Outstanding                                       59,270         49,119             --             --
  Average Shares Outstanding                                          --             --          1,000          1,000

SECOND QUARTER
  Revenues                       $  91,130      $   7,772      $  91,130      $   7,656      $     154      $     281
  Earnings (Loss) Before
      Taxes                      $     367      $     375      $     869      $     628      $    (502)     $    (253)
  Net Earnings (Loss)            $      56      $     375      $     558      $     628      $    (502)     $    (253)
  Earnings (Loss) Per
      Unit/Share                                               $    9.09      $   11.79      $    (502)     $    (253)
  Average Units Outstanding                                       61,399         53,279             --             --
  Average Shares Outstanding                                          --             --          1,000          1,000

THIRD QUARTER
  Revenues                       $  79,450      $   5,694      $  79,450      $   5,653      $     153      $     194
  Earnings (Loss) Before
      Taxes                      $     (83)     $      13      $     (77)     $     391      $      (6)     $    (378)
  Net Earnings (Loss)            $    (112)     $      13      $    (106)     $     391      $      (6)     $    (378)
  Earnings (Loss) Per
      Unit/Share                                               $   (1.66)     $    6.99      $      (6)     $    (378)
  Average Units Outstanding                                       63,773         55,911             --             --
  Average Shares Outstanding                                          --             --          1,000          1,000

FOURTH QUARTER
  Revenues                       $ 128,950      $   8,844      $ 128,950      $   8,843      $     150      $     152
  Earnings (Loss) Before
      Taxes                      $   3,725      $     388      $   3,771      $     989      $     (46)     $    (601)
  Net Earnings (Loss)            $     492      $     388      $     538      $     989      $     (46)     $    (601)
  Earnings (Loss) Per
      Unit/Share                                               $    7.98      $   16.69      $     (46)     $    (601)
  Average Units Outstanding                                       67,342         59,247             --             --
  Average Shares Outstanding                                          --             --          1,000          1,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

(a) Holding

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

Except as additionally provided below, the information called for by this Item 10 with respect to Holding is incorporated herein by reference to the information included under the captions "Election of Directors" and "Section 16(a) Compliance" in Holding's proxy statement for the 2000 Annual Meeting of Stockholders of Holding to be held on July 27, 2000 (the "2000 Holding Proxy Statement"); however, as required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Holding is included under the caption "Executive Officers of Holding and Development" included in Part B of this Report following Item 4.

SERVICES AGREEMENT

Holding has no full-time employees. The directors and executive officers of Holding, who hold the same directorships and offices in Development, perform all executive management functions. See "Item 11. Executive Compensation." All tax, accounting, bookkeeping, clerical and similar services that are necessary to operate the business of Holding are provided pursuant to a services agreement (the "Services Agreement") entered into between Holding and Centex Service Company. See "Item 13. Certain Relationships and Related Transactions." The terms of the Services Agreement are subject to automatic renewal for successive one-year terms unless either party elects to terminate the Services Agreement upon at least 30 days written notice prior to December 31 of any year. However, the Services Agreement may not be terminated by Holding (other than in the event of a breach by Centex Service Company constituting gross negligence or willful or wanton misconduct) prior to the full and complete detachment of the Stockholder Warrants from Centex Common Stock or the occurrence of Payout. Service fees of $360,000 were paid pursuant to the Services Agreement during fiscal 2000.

(b) The Partnership

GENERAL PARTNER AND MANAGEMENT

With the exception of Fairclough, the Partnership has no directors, officers or employees and, instead, is managed by Development, its sole general partner. Development, in turn, is controlled by its sole stockholder, Holding. Directors and officers of Development perform all executive management functions required for the Partnership. Except as provided in the Plan with respect to the Original Properties, the limited partners of the Partnership have no power to direct or participate in the control of the Partnership or to remove the general partner. Development and the outside independent Board of Directors of Holding manage how the Partnership conducts its activities including the sales development, maintenance and zoning of properties belonging to the Partnership and all other decisions regarding the Partnership's business or operations. See "Item 1. Business." The Partnership has entered into a management agreement pursuant to which Holding will sell, develop, maintain and zone the properties of the Partnership for and on behalf of the Partnership. Holding is managed by a five-person Board of Directors elected by the stockholders of Centex. The majority of the Board Members are independent outside directors, none of whom are directors of Centex. See "Management Agreement" below in this Item 10. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from the Partnership in respect of its duties and obligations as general partner of the Partnership. See "Item
11. Executive Compensation."

DIRECTORS AND EXECUTIVE OFFICERS OF DEVELOPMENT

Information concerning the present directors and executive officers of Development is set forth below.

NAME                                                                      Position                    AGE
----                                                                      --------                    ---
Stephen M. Weinberg.............................       Director and President (1)                     52
Josiah O. Low, III..............................       Director (2)*                                  61
David M. Sherer.................................       Director (3)*                                  63
Richard C. Decker...............................       Director (4)                                   47
Roger O. West...................................       Director and Chairman of the Board (5)         55
Kimberly A. Pinson..............................       Vice President, Treasurer, Controller and
                                                       Assistant Secretary (6)                        35

* Member of the audit committee of the Board of Directors.

(1) Mr. Weinberg is an employee of a subsidiary of Centex and has been President and a director of both Holding and Development, the general partner of the Partnership, since April 1, 2000. Mr. Weinberg joined Centex in 1978 and held positions of Centex Homes Division President from 1984 to 1988 and Centex Homes Executive Vice President from 1988 until 1995. In 1995 Mr. Weinberg was appointed Chairman and Chief Executive Officer for Centex HomeTeam Services, a Centex subsidiary, where he served until his appointment as President of both Holding and Development.

(2) Mr. Low has been Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation since February 1988. Mr. Low is also a director of Holding, Co Star Group, Inc., The Musicland Group, Inc., and St. Laurent Paperboard, Inc. Mr. Low was elected as a director of Development as of June 1, 1987.

(3) Mr. Sherer has been President of David M. Sherer Associates, Inc., a commercial real estate, development, investment, and brokerage firm, for 24 years. Mr. Sherer is also a director of Holding. Mr. Sherer was elected as a director of Development as of June 1, 1987.

(4) Mr. Decker is an employee of a subsidiary of Centex and was President and CEO of Holding and Development, the general partner of CDC, from April 1, 1998 until his resignation on March 31, 2000. Mr. Decker has been Director of both Holding and Development effective June 10, 1998. Mr. Decker has also been a director and officer of various Centex subsidiaries engaged in real estate development since July 1996. Prior thereto, Mr. Decker was a partner with Dallas-based Trammell Crow Company, a commercial real estate development firm, for 15 years, and served as Principal from 1990 until 1995. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company.

(5) Mr. West has been Chairman of the Board of both Holding and Development since April 1, 2000, and a director of both Holding and Development since October 1999. Mr. West has served as Executive Vice President and General Counsel of Healthcare Realty Trust Incorporated, a real estate investment trust listed on the New York Stock Exchange, since May 1994. From 1992 to 1994, Mr. West was a Managing Director of Geary, Porter & West, P.C., a Dallas-based law firm.

(6) Ms. Pinson is an employee of a subsidiary of Centex and serves as Vice President, Treasurer, Controller and Assistant Secretary of Holding, Development, and various Centex subsidiaries engaged in real estate development. Ms. Pinson joined Vista Properties, Inc. (now Centex Real Estate Corporation) in March 1993 and was elected to her present positions with Holding and Development as of July 23, 1996.

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

         The current executive officers of Development are employees of one of the subsidiaries of Centex, and it is presently anticipated that this arrangement will continue. See "Item 11. Executive Compensation."

MANAGEMENT AGREEMENT

         All services (other than executive management decision-making) necessary to operate the Partnership's business are provided by Holding pursuant to a management agreement (the "Management Agreement"). Under the Management Agreement, Holding maintains all necessary books and records, and provides all additional accounting and clerical services that Development may deem necessary. Holding's responsibilities related to real estate management also include ensuring that the Partnership's properties are operated, managed and maintained in full compliance with all relevant laws and regulations, that all real property and any improvements thereon are maintained and repaired, that all income produced by the Partnership's properties is collected and that any development on any property is done in an efficient manner. Because Holding currently does not have any employees, it contracts with certain Centex subsidiaries to provide such services to the Partnership.

         Holding is entitled to reimbursement from the Partnership for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the Management Agreement, plus a $25,000 quarterly managerial fee. During fiscal 2000, Holding received $583,000 from the Partnership for its services.

         The Management Agreement also provides that Holding will provide, consistent with the Plan, pre- development and development services on behalf of the Partnership, and the Management Agreement specifically provides that Holding is delegated full authority to carry out and perform on behalf of the Partnership all aspects of the Plan.

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


ITEM 11. EXECUTIVE COMPENSATION

         Holding and the Partnership

         The information called for by this Item 11 with respect to Holding and the Partnership is incorporated herein by reference to the information included and referenced under the caption "Executive Compensation" in the 2000 Holding Proxy Statement.

         With the exception of Fairclough, the Partnership does not have any directors, officers or employees, and is managed by its sole general partner, Development. Except for the allocations of profit and loss and distributions of cash and other property to which Development is entitled under the Partnership Agreement, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from the Partnership with respect to its duties and obligations as general partner of the Partnership. As general partner, Development is entitled to be allocated certain items of income and loss of the Partnership and to receive certain distributions of cash from the Partnership depending upon the level of income and cash available for distribution and whether Payout has occurred. The terms and conditions upon which Development will be allocated items of income and loss and receive distributions are set forth in the Partnership Agreement. For a summary of these rights and benefits, see Note (K) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 100-101 of this Report.

         The directors and executive officers of Development perform all executive management functions for the Partnership. See "Item 10. Directors and Executive Officers of the Registrants." Services required by the Partnership in its operations are also provided pursuant to the Management Agreement with Holding pursuant to which Holding operates, manages and develops the properties of the Partnership for and on behalf of the Partnership. See "Item 10. Directors and Executive Officers of the Registrants--Management Agreement." The executive officers of Development did not receive any remuneration from Development or the Partnership for the year ended March 31, 2000. Directors of Development who are neither officers nor employees of Development, Centex or Centex's subsidiaries received compensation from Development in the form of directors' and committee members' fees. During fiscal 2000, each executive officer of Development received remuneration from Centex or one of its subsidiaries in his capacity as a director, officer or employee thereof. None of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or the Partnership during fiscal 2000.

         During fiscal 2000, Richard C. Decker, Chairman and President, until his resignation from these positions effective March 31, 2000, and Kimberly A. Pinson, Vice President, Treasurer, Controller and Assistant Secretary of Development, both of whom are employees of subsidiaries of Centex, have devoted a majority of their time and attention to the management of Development and Holding. Mr. Decker and Ms. Pinson provided such services to Development on behalf of and in their capacities as officers of Holding pursuant to the Management Agreement. Each current executive officer of Development continues to receive remuneration from Centex or one of its subsidiaries in his capacity as an officer or employee thereof and is not compensated by Development or the Partnership.

         The directors of Development, who also hold the same directorships in Holding and are neither officers nor employees of Development, Centex or Centex's subsidiaries, each receive directors' fees annually in their capacities as directors of Development ($12,500) and Holding ($12,500). Each director who is neither an officer nor an employee of Development, Centex or a subsidiary of Centex, also receives $1,500 per meeting for each combined board meeting and $1,000 per committee meeting attended of Development and Holding. During fiscal 2000, board meeting fees of $7,500 for Development and $11,000 for Holding were paid to each director eligible for payment. Mr. West, who was appointed to the board in October 1999, received meeting fees of $4,000 for Holding. In addition, Holding reimburses these directors for the reasonable expenses incurred in attending directors' and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Holding

         The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 2000 Holding Proxy Statement.

         (b)  The Partnership

         The following table sets forth certain information with respect to the ownership of the equity securities of the Partnership as of May 19, 2000 by Development, the directors of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to the Partnership to be the beneficial owner of more than 5% of any class of the Partnership's equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.

                                                                                                     NUMBER OF
                                                                                                       UNITS
                                                             NAME OF                                OR WARRANTS          PERCENT
        TITLE OF CLASS*                                 BENEFICIAL OWNER**                             OWNED             OF CLASS
        ---------------                                 ------------------                          -----------          --------
General Partner Interest (1)          3333 Development Corporation ........................                 All               100%
                                      2728 N. Harwood
                                      Dallas, Texas 75201

Class A Units (2)                     Centex Homes ........................................          32,260.085               100%
                                      2728 N. Harwood
                                      Dallas, Texas 75201

Stockholder Warrants (3)              3333 Development Corporation ........................                  --                ***
                                      Richard C. Decker (4)................................                  --                ***
                                      Josiah O. Low, III...................................                  --                ***
                                      David M. Sherer......................................                  --                ***
                                      Stephen M. Weinberg (4)..............................                   1                ***
                                      Roger O. West .......................................                  --                ***
                                      All directors and executive officers of
                                      Development as a group (5 persons) (4)...............                   1                ***
                                      FMR Corp. (5)........................................                  71              7.92%
                                      82 Devonshire Street
                                      Boston, Massachusetts 02109
                                      Sanford C. Bernstein & Co., Inc.(6)..................                  53              5.87%
                                      767 Fifth Avenue
                                      New York, New York 10153

Centex Class B Unit                   Centex Corporation...................................                 100                100%
  Warrants (7)                        2728 N. Harwood
                                      Dallas, Texas 75201

Class B Units (8)                     Centex Homes (9).....................................                 250                 20%
                                      2728 N. Harwood
                                      Dallas, Texas 75201
                                      Centex Corporation...................................                 100                  8%
                                      2728 N. Harwood
                                      Dallas, Texas 75201
                                      FMR Corp. (10).......................................                  71               5.68%
                                      82 Devonshire Street
                                      Boston, Massachusetts 02109

Class C Units (11)                    Centex Homes ........................................          35,081.559                100%
                                      2728 N. Harwood
                                      Dallas, Texas 75201

-------------------

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

(2) The Class A Units were issued to the Original Limited Partners in exchange for the Original Properties. Record title to the Class A Units presently is held by Centex Homes. See "Item 1. Business--General Development of Business." As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

(3) The Nominee holds record title to the Stockholder Warrants, which are exercisable for Class B Units, for the benefit of Centex Stockholders pursuant to the Nominee Agreement. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters." However, the Nominee has no power to vote the Class B Units issuable upon exercise of the Stockholder

         Warrants or to direct the investment of the Stockholder Warrants or such Class B Units. Beneficial ownership of the Stockholder Warrants is, by virtue of the Nominee arrangement, indirect and undivided. The number of Stockholder Warrants listed as beneficially owned has been rounded to the nearest whole warrant. The Class B Units issuable upon exercise of the Stockholder Warrants have not been shown as "beneficially owned" under the rules and regulations of the Commission promulgated pursuant to the Exchange Act because the beneficial owners of the Stockholder Warrants have no present right to exercise the Stockholder Warrants and acquire Class B Units.

(4) Shares of Centex Common Stock (and therefore a beneficial interest in Stockholder Warrants) covered by stock options that are outstanding under the Centex Corporation Amended and Restated 1987 Stock Option Plan and the Second Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan and exercisable on May 19, 2000 or within 60 days thereafter are included as "beneficially owned" pursuant to the rules and regulations of the SEC. Amounts include the following shares of Centex Common Stock (and therefore a beneficial interest in the following Stockholder Warrants) that may be acquired upon exercise of such stock options: Mr. Decker - 27,400 shares (and therefore a beneficial interest in .42 Stockholder Warrants); Mr. Weinberg - 34,000 shares (and therefore a beneficial interest in .52 Stockholder Warrants); and all directors and executive officers of Development as a group (5 persons) - 61,400 shares (and therefore a beneficial interest in .94 Stockholder Warrants). In addition, this table includes shares of Centex Common Stock (and therefore a beneficial interest in Stockholder Warrants) that may be beneficially owned as of March 31, 2000 pursuant to the Centex Common Stock Fund of the Profit Sharing and Retirement Plan of Centex Corporation, a defined contribution plan, as follows: Mr. Weinberg - 3,373 shares (and therefore a beneficial interest in .05 Stockholder Warrants); and all directors and executive officers of Development as a group (5 persons) - 3,373 shares (and therefore a beneficial interest in .05 Stockholder Warrants).

(5) Based solely upon information contained in the Schedule 13G/A (Amendment No. 15) of FMR Corp. filed with the SEC on February 28, 2000 with respect to Centex Common Stock owned as of February 23, 2000 (the "FMR 13G"). According to the FMR 13G, such number includes 849,645 shares (and therefore a beneficial interest in 13 Stockholder Warrants) over which FMR Corp. had the sole power to vote or direct the vote and 4,654,595 shares (and therefore a beneficial interest in 71.22 Stockholder Warrants) over which FMR Corp. had sole dispositive power.

(6)      Based solely upon information contained in the Schedule 13G of Sanford
         C. Bernstein & Co. ("Bernstein") filed with the SEC on February 8, 2000 with respect to Centex Common Stock owned as of December 31, 1999 (the "Bernstein 13G"). According to the Bernstein 13G, such number includes 1,306,775 shares (and therefore a beneficial interest in 20 Stockholder Warrants) over which Bernstein had sole voting or dispositive power, 416,340 shares (and therefore a beneficial interest in 6.37 Stockholder Warrants) over which Bernstein had shared voting power and 3,449,075 shares (and therefore a beneficial interest in 52.78 Stockholder Warrants) over which Bernstein had sole dispositive power. According to the Bernstein 13G, with respect to the 416,340 shares (and therefore a beneficial interest in 6.37 Stockholder Warrants) over which Bernstein had shared voting power, Bernstein's clients have appointed an independent voting agent which has instructions to vote such shares in the same manner as Bernstein.

(7) On November 30, 1987, Centex acquired from the Partnership 100 warrants (the "Centex Class B Unit Warrants") to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (K) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 100-101 of this Report.

(8) Presently, there are no Class B Units issued or outstanding. Class B Units that may be acquired upon the exercise of (i) the Stockholder Warrants and (ii) the Centex Class B Unit Warrants, and the Class B Units that may be acquired upon conversion of outstanding Class A Units and Class C Units as of the date of the exercise of the Stockholder Warrants, which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex Common Stock, are included as "beneficially owned" pursuant to the rules and regulations of the SEC promulgated pursuant to the Exchange Act. See footnotes (2), (3) and (11). The number of Class B Units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B Units but that no subdivision of any of the warrants has occurred; however, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any such subdivision or combination would necessarily change the number of Class B Units beneficially owned and the percent of class represented thereby.

(9) When issued, Centex Homes, as the owner of all of the Class A Units and Class C Units, will hold record title to 250 Class B Units through the conversion features of the Class A Units and the Class C Units. See footnotes (2) and (11).

(10) According to the FMR 13G, such number includes 849,645 shares of Centex Common Stock (and therefore a beneficial interest in 13 Class B Units) over which FMR Corp. had the sole power to vote or direct the vote and 4,654,595 shares of Centex Common Stock (and therefore a beneficial interest in 71 Class B Units) over which FMR Corp. had sole dispositive power.

(11) The Class C Units were issued in exchange for assets acquired by the Partnership from Centex Homes. See "Item 1. Business--General Development of Business." As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Holding

         The information called for in Item 13 with respect to Holding is incorporated herein by reference to the information included under the caption "Certain Transactions" in the 2000 Holding Proxy Statement.

         (b) The Partnership

         Holding entered into the Services Agreement in May 1987 with Centex Service Company, whereby they provide certain tax, accounting and other services for Holding at a fee of $2,500 per month. In April

1998, the Services Agreement was amended to also include certain real estate development and management services and the related fee increased to $30,000 per month. Service fees of $360,000 were paid pursuant to this agreement for fiscal 2000.

         The Partnership has entered into an agreement with Holding to provide management services to the Partnership in connection with the development, operation and maintenance of the Partnership property and other administrative services. Management fees and reimbursable costs totaling $583,000 were incurred under this agreement during fiscal 2000.

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

         In 1987, Development advanced $7,700,000 to a wholly-owned subsidiary of Centex pursuant to an unsecured note and related loan agreement. The note bore interest, payable quarterly, at the prime rate of interest of NationsBank plus 7/8%. On May 29, 1998, the outstanding principal balance on the note was repaid. Fiscal 1999 interest income on the note totaled $116,000.

         In fiscal 2000, the Partnership sold to Centex Homes certain tracts of land for $5,373,000. Centex Homes has agreements to purchase an additional 103 lots from the Partnership.

         During fiscal 1998, the Partnership Agreement governing the Partnership was amended to allow for the issuance of Class C Units, to be issued in exchange for assets acquired from a limited partner or from an entity who is to be admitted as a limited partner. During fiscal 2000, the Partnership acquired assets valued at $8,095,000 in exchange for 8,095 Class C Units.

         In April 1998, a 49% owned subsidiary of the Partnership purchased, for $3.1 million, the real estate development properties of an indirect subsidiary of Centex Real Estate Corporation. In connection with the transaction, the Partnership's subsidiary could borrow up to $500,000 on a revolving basis from Centex Corporation.

         The Partnership, through its operating subsidiaries, executed contracts with certain of Centex's construction subsidiaries totaling $14.9 million in fiscal 2000 and $43.2 million in fiscal 1999 for the construction of multi-family apartments and two office buildings. During fiscal 2000, $23.5 million was paid to Centex's construction subsidiaries pursuant to the contracts. Additionally, during fiscal 2000, in connection with third-party construction and permanent loans made to the Partnership's operating subsidiaries during the year, the Partnership paid an aggregate of $186,000 in title insurance premiums and escrow fees to Centex title insurance subsidiaries.

         Centex has made limited guarantees relating to a number of the Partnership's construction and permanent project loans. At March 31, 2000, these guarantees totaled $3.4 million and are payable only in the event of default by the Partnership under its obligations as a limited guarantor on these loans.

Fairclough Acquisition

         In connection with the Fairclough acquisition certain obligations of the purchaser, a wholly-owned subsidiary of the Partnership, were guaranteed by the Partnership, including payment under two notes for a major portion of the $219 million purchase price, and payment of the dividends due to the seller from April 1, 1999 through March 31, 2001. Centex Homes, the sole limited partner of the Partnership, has agreed that if the Partnership does not have sufficient funds to satisfy its obligations (excluding any payment under the negotiable note), Centex Homes will make such capital contributions to the Partnership as are necessary to enable the Partnership to satisfy such obligations (again excluding any payment under the negotiable note).

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

                  (1)  Exhibits

                  (A)  Holding

         The information on exhibits required by this Item 14 is set forth in the Holding Index to Exhibits appearing on pages 124-125 of this Report.

                  (B)  The Partnership

         The information on exhibits required by this Item 14 is set forth in the Partnership Index to Exhibits appearing on pages 126-130 of this Report.

         (b) Reports on Form 8-K:

             Current Report on Form 8-K of Centex Development Company, L.P. dated April 29,1999.

             Current Report on Form 8-K/A of Centex Development Company, L.P. dated June 29,1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           3333 HOLDING CORPORATION
                               -------------------------------------------------
                                                  Registrant

May 30, 2000                By:           /s/ STEPHEN M. WEINBERG
                               -------------------------------------------------
                                             Stephen M. Weinberg,
                                            Director and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated.


May 30, 2000                              /s/ STEPHEN M. WEINBERG
                               -------------------------------------------------
                                              Stephen M. Weinberg,
                                             Director and President
                                         (principal executive officer)


May 30, 2000                                /s/ KIMBERLY A. PINSON
                               -------------------------------------------------
                                             Kimberly A. Pinson,
                                      Vice President, Treasurer, Controller
                                            and Assistant Secretary
                                         (principal financial officer
                                      and principal accounting officer)



                       Directors:   Richard C. Decker, Josiah O. Low, III,
                                   David M. Sherer, Stephen M. Weinberg and
                                                Roger O. West



May 30, 2000                By:           /s/ STEPHEN M. WEINBERG
                               -------------------------------------------------
                                              Stephen M. Weinberg,
                                              Individually and as
                                               Attorney-in-Fact*

-------------

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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


                                          CENTEX DEVELOPMENT COMPANY, L.P.
                                   ---------------------------------------------
                                                  Registrant

                               By: 3333 Development Corporation, General Partner

May 30, 2000                   By:          /s/ STEPHEN M. WEINBERG
                                   ---------------------------------------------
                                              Stephen M. Weinberg,
                                              Director and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.



May 30, 2000                   By:          /s/ STEPHEN M. WEINBERG
                                   ---------------------------------------------
                                              Stephen M. Weinberg,
                                              Director and President
                                           (principal executive officer)


May 30, 2000                                 /s/ KIMBERLY A. PINSON
                                   ---------------------------------------------
                                                Kimberly A. Pinson,
                                        Vice President, Treasurer, Controller
                                              and Assistant Secretary
                                            (principal financial officer
                                         and principal accounting officer)



                          Directors:   Richard C. Decker, Josiah O. Low, III,
                                      David M. Sherer, Stephen M. Weinberg and
                                                  Roger O. West



May 30, 2000                   By:          /s/ STEPHEN M. WEINBERG
                                   ---------------------------------------------
                                              Stephen M. Weinberg,
                                              Individually and as
                                               Attorney-in-Fact*

--------------

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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

3.2             Amended and Restated By-laws of                  Exhibit 3.2 to Centex 1999 Form 10-K/A
                Centex.

4.1             Specimen Centex common stock                     Exhibit 4.3 to Joint Registration
                certificate (with tandem trading                 Statement of Centex, Holding and the
                legend and Rights Agreement                      Partnership, on Form S-8 filed with the
                legend).                                         Commission on June 2, 1997 (the "1997
                                                                 Form S-8")

4.2             Nominee Agreement, dated                         Exhibit 4.2 to Centex 1993 Form 10-K
                November 30, 1987, by and Between
                Centex, Holding and the Partnership,
                and Chemical Bank, as successor
                nominee.

4.3             Agreement for Purchase of Warrants,              Exhibit 4.3 to Centex 1993 Form 10-K
                dated as of November 30, 1987, by
                and between Holding and Centex.

4.4             Rights Agreement, dated as of                    Exhibit 1 to Form 8-A Registration
                October 2, 1996, between Centex and              Statement of Centex dated October 2,
                ChaseMellon Shareholder Services,                1996
                LLC, as rights agent.

4.5             Instruments with respect to long-term            Not Applicable
                debt, which do not exceed 10% of the
                total assets of Centex and its
                subsidiaries, have not been filed.
                Centex agrees to furnish a copy of
                such instruments to the Commission
                upon request.

                                INDEX TO EXHIBITS

                               CENTEX CORPORATION
                           AND SUBSIDIARIES--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
4.6             Amendment No. 1 to Second                        Exhibit 4.6 to Centex 1999 Form 10-K/A
                Amended and Restated Agreement of
                Limited Partnership of the
                Partnership.

10.1            Centex Corporation Stock Option                  Exhibit 10.1 to Centex 1993 Form 10-K
                Plan, as amended.*

10.2            Centex Corporation Amended and                   Exhibit 10.1 to the Centex Form 10-Q
                Restated 1987 Stock Option Plan.*                for the quarter Ended December 31, 1999

10.3            Second Amended and Restated 1998                 Exhibit 4 to Registration Statement of
                Centex Corporation Employee Non-                 Centex on Form S-8 dated August 27, 1999
                Qualified Stock Option Plan.*

10.4            Credit Agreement, dated as of May 1,             Exhibit 10.2 to Amendment No. 3, dated
                1987, by and between Holding and                 November 24, 1987, to Registration
                Centex and related (i) Promissory                Statement of Holding on Form 10 (File
                Note, dated May 1, 1987, executed                No. 1-9624), dated July 12, 1987
                by Holding and payable to the order
                of Centex in the principal amount of
                $7,700,000 and (ii) Pledge and
                Security Agreement, dated as of May
                1, 1987, executed by Holding in favor
                of Centex.

10.5            Executive Employment Agreement,                  Exhibit 10.6 to Centex 1993 Form 10-K
                dated as of September 17, 1990,
                between Centex and Laurence E.
                Hirsch.*

10.6            Executive Employment Agreement,                  Exhibit 10.7 to Centex 1993 Form 10-K
                Dated as of January 18, 1991,
                between Centex and David W.
                Quinn.*

10.7            Termination of Employment and                    Exhibit 10.7 to Centex 1998 Form 10-K
                Consulting Agreement, dated as of
                December 4, 1997, between Centex
                and William J Gillilan III.*

                                INDEX TO EXHIBITS

                               CENTEX CORPORATION
                           AND SUBSIDIARIES--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
10.8            Centex Corporation $2,100,000                    Filed herewith.
                Convertible Subordinated Note issued
                to Laurence E. Hirsch on May 28,
                1999.*

10.9            Amended and Restated Supplemental                Filed herewith.
                Executive Retirement Plan of Centex
                Corporation.*

10.10           Centex Corporation Deferred                      Exhibit 4 to Registration Statement on
                Compensation Plan.                               Form S-8 dated May 26, 2000

21.1            List of Subsidiaries of Centex.                  Filed herewith.

23              Consent of Independent Public                    Filed herewith.
                Accountants.

24.1            Powers of Attorney.                              Filed herewith.

27.1            Financial Data Schedule.                         Filed herewith.

-----------------

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

4.1             Specimen Holding common stock                    Exhibit 4.1 to Amendment No. 1
                certificate.

4.2             Specimen Centex common stock                     Exhibit 4.3 to 1997 Form S-8
                certificate (with tandem trading
                legend and Rights Agreement
                legend).

4.3             Nominee Agreement, dated as of                   Exhibit 4.3 to Holding Form 10-K
                November 30, 1987, by and between
                Centex, Holding and the Partnership,
                and Chemical Bank, as successor
                nominee.

4.4             Agreement for Purchase of Warrants,              Exhibit 4.4 to Holding Form 10-K
                dated as of November 30, 1987, by
                and between Holding and Centex.

10.1            Services Agreement, dated as of May              Exhibit 10.1 to Amendment No. 3, Dated
                5, 1987, by and between Holding and              November 24, 1987 ("Amendment
                Centex Service Company.                          No. 3"), to the Holding Registration
                                                                 Statement

                                INDEX TO EXHIBITS

                            3333 HOLDING CORPORATION
                            AND SUBSIDIARY--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
10.2            Credit Agreement, dated as of May 1,             Exhibit 10.2 to Amendment No. 3
                1987, by and between Holding and
                Centex and related (i) Promissory Note,
                dated May 1, 1987, executed by Holding and
                payable to the order of Centex in the
                principal amount of $7,700,000 and (ii)
                Pledge and Security Agreement, dated as of
                May 1, 1987, executed by Holding in favor
                of Centex.

10.3            Credit Agreement, dated as of May 1,             Exhibit 10.3 to the Holding
                1987, by and between 3333 Development            Registration Statement
                Corporation ("Development") and Centex
                Real Estate Corporation ("Real Estate") and
                Related Promissory Note, dated May 1, 1987,
                executed by Centex International, Inc. (as
                assignee), payable to the order of Development
                in the principal amount of $7,700,000.

10.4            Management Agreement by and between Holding      Exhibit 10.4 to the Holding 1998 10-K
                and the Partnership dated as of April 1, 1994.

10.5            Amendment No.1 to Management Agreement by        Exhibit 10.5 to the Holding 1998 10-K
                and between the Partnership and Holding Dated
                as of October 1, 1996.

21.2            Subsidiaries of Holding.                         Filed herewith.

23              Consent of Independent Public                    Exhibit 23 of Centex Exhibits filed
                Accountants.                                     herewith

24.2            Powers of Attorney.                              Filed herewith.

27.2            Financial Data Schedule.                         Filed herewith.

                                INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                                AND SUBSIDIARIES

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
2.1             Option Agreement, dated as of                    Exhibit 2.1 to Centex 1994 Form 10-K
                November 3, 1988, by and between the
                Partnership and Estrella Properties, Ltd.

2.2             Additional Interest Agreement, dated             Exhibit 2.2 to Centex 1994 Form 10-K
                March 30, 1989, by and between the
                Partnership and Westinghouse Credit
                Corporation.

2.3             Construction Loan Agreement, dated               Exhibit 2.3 to Centex 1994 Form 10-K
                March 30, 1989, by and among Westinghouse
                Credit Corporation and the Partnership.

2.4             Forster Ranch Development                        Exhibit 2.4 to Centex 1994 Form 10-K
                Agreement, dated March 31, 1989, by and
                between the City of San Clemente, California
                and the Partnership.

3.1             Articles of Incorporation, as                    Exhibit 3.2a to Amendment No. 1,
                amended, of Development as                       dated October 14, 1987 (the
                currently in effect.                             "Partnership Amendment No. 1"), to
                                                                 the Registration Statement of the
                                                                 Partnership on Form 10 (File No. 1-
                                                                 9625), dated July 12, 1987 (the
                                                                 "Partnership Registration Statement")

3.2             By-laws of Development, as                       Exhibit 3.2 to Annual Report on Form
                amended.                                         10-K of the Partnership (File No. 1-
                                                                 9625) for fiscal year ended March 31,
                                                                 1993 (the "Partnership Form 10-K")

4.1             Certificates of Limited Partnership of           Exhibit 4.1 to the Partnership
                the Partnership.                                 Registration Statement

4.2             Second Amended and Restated                      Exhibit 4.4 to 1998 Form S-8
                Agreement of Limited Partnership of
                the Partnership.

4.3             Specimen certificate for Class A                 Exhibit 4.3 to the Partnership
                limited partnership units.                       Registration Statement

                                INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                          AND SUBSIDIARIES--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
4.4             Specimen certificate for Class B                  Exhibit 4.4 to the Partnership
                limited partnership units.                        Registration Statement

4.5             Specimen certificate for Class C                  Exhibit 4.7 to 1998 Form S-8
                limited partnership units.

4.6             Warrant Agreement, dated as of                    Exhibit 4.5 to the Partnership Form
                November 30, 1987, by and between                 10-K
                the Partnership and Centex.

4.7             Specimen warrant certificate.                     Exhibit 4.6 to the Partnership
                                                                  Amendment No. 3

4.8             Specimen Centex common stock                      Exhibit 4.3 to 1997 Form S-8
                certificate (with tandem trading legend
                and Rights Agreement legend).

4.9             Nominee Agreement, dated as of                    Exhibit 4.8 to the Partnership
                November 30, 1987, by and between                 Form 10-K
                Centex, Holding and the Partnership,
                and Chemical Bank, as successor
                nominee.

4.10            Agreement for Purchase of Warrants,               Exhibit 4.9 to the Partnership
                dated as of November 30, 1987, by                 Form 10-K
                and between the Partnership and
                Centex.

4.11            Form of Operating Partnership                     Exhibit 4.11 to the Partnership
                Agreement.                                        Registration Statement

4.12            Instrument constituting Negotiable                Exhibit 4.12 to the Holding Form 10-
                Loan Notes 2001 dated April 15, 1999              Q for the quarter ended September 30,
                made by CDC-UK.                                   1999

4.13            Instrument constituting Guaranteed                Exhibit 4.13 to the Holding Form 10-
                Unsecured Set Off Loan Notes 2001                 Q for the quarter ended September 30,
                dated April 15, 1999 made by                      1999
                CDC-UK.

                                INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                           AND SUBSIDIARIES--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
10.1            Management Agreement, dated as of                 Exhibit 10.4 to the Holding 1998 10-K
                April 1, 1994, by and between the
                Partnership and Holding.

10.2            Amendment No. 1 to Management                     Exhibit 10.5 to the Holding 1998 10-K
                Agreement, dated as of October 1,
                1996, by and between the Partnership
                and Holding.

10.3            Documents of Conveyance of Property               Exhibit 10.2 to the Partnership
                from Centex Land Corporation to the               Amendment No. 1
                Partnership.

10.4            Documents of Conveyance of Property               Exhibit 10.3 to the Partnership
                from Centex Homes Corporation to                  Registration Statement
                the Partnership.

10.5            Documents of Conveyance of Property               Exhibit 10.4 to the Partnership
                from Fox & Jacobs, Inc. to the                    Registration Statement
                Partnership.

10.6            Documents of Conveyance of Property               Exhibit 10.5 to the Partnership
                from Great Lakes Development Co.,                 Registration Statement
                Inc. to the Partnership.

10.7            Agreement, dated as of April 1, 1987,             Exhibit 10.6 to the Partnership
                by and among the Partnership, Real                Registration Statement
                Estate, Centex Homes Corporation
                and Centex Land Company.

10.8            Agreement, dated as of April 1, 1987,             Exhibit 10.7 to the Partnership
                by and between the Partnership and                Registration Statement
                Centex Homes of New Jersey, Inc.

10.9            Waiver Agreement, dated as of July                Exhibit 10.9 to Annual Report on
                28, 1995, by and between the                      Form 10-K of the Partnership (File
                Partnership, Real Estate and                      No. 1-9625) for the fiscal year ended
                Development.                                      March 31, 1996 (the "1996
                                                                  Partnership 10-K")

                                INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                           AND SUBSIDIARIES--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
10.10           Waiver Agreement, dated as of                    Exhibit 10.10 to the 1996 Partnership
                September 13, 1995, but effective as             10-K
                of July 1, 1995, by and between the
                Partnership, Real Estate and Development.

10.11           Waiver Agreement, dated as of September 27,      Exhibit 10.11 to the 1996 Partnership
                1995, but effective as of July 1, 1995, by       10-K
                and between the Partnership, Real Estate and
                Development.

10.12           Waiver Agreement, dated as of December 31,       Exhibit 10.12 to the 1996 Partnership
                1995, by and between the Partnership,            10-K
                Real Estate and Development.

10.13           Waiver Agreement, dated as of March 29, 1996,    Exhibit 10.13 to the 1996 Partnership
                by and between the Partnership, Real             10-K
                Estate and Development.

10.14           Waiver Agreement, dated as of January 8, 1996,   Exhibit 10.14 to the 1996 Partnership
                but effective as of January 1, 1996, by          10-K
                and between the Partnership, Real Estate and
                Development.

10.15           Waiver Agreement, dated as of June 30, 1996,     Exhibit 10.15 to the 1997 Partnership
                by and between the Partnership, Real Estate      10-K
                and Development.

10.16           Waiver Agreement, dated as of  September 30,     Exhibit 10.16 to the 1997 Partnership
                1996, by and between the Partnership,            10-K
                Centex Homes, 2728 Holding Corporation
                ("2728 Holding") and Development.

10.17           Waiver Agreement, dated as of March 31,          Exhibit 10.17 to the 1997 Partnership
                1997, by and between the Partnership,            10-K
                Centex Homes, 2728 Holding and Development.

                                INDEX TO EXHIBITS

                        CENTEX DEVELOPMENT COMPANY, L.P.
                           AND SUBSIDIARIES--CONTINUED

EXHIBIT                                                                      FILED HEREWITH OR
NUMBER                          EXHIBIT                                  INCORPORATED BY REFERENCE
-------                         -------                                  -------------------------
10.18           Share Purchase Agreement dated                   Exhibit 10.18 to the Holding Form
                April 15, 1999 by among AMEC                     8-K filed April 29, 1999
                Plc, as Guarantor, AMEC Finance
                Limited, as Seller, and Centex
                Development Company UK Limited,
                as Purchaser.

10.19           Irrevocable Letter of Credit dated               Exhibit 10.19 to the Holding Form 10-Q
                April 15, 1999 made by National                  for the quarter ended September 30,
                Westminster Bank Plc to AMEC                     1999
                Finance Limited for certain
                obligations of CDC-UK.

23              Consent of Independent Public                    Exhibit 23 of Centex Exhibits filed
                Accountants.                                     herewith

24.3            Powers of Attorney.                              Filed herewith.

27.3            Financial Data Schedule.                         Filed herewith.

99.1            Real Estate and Accumulated                      Filed herewith.
                Depreciation - Schedule III