Form 10-Q
period 2000-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2000-08-11
CIK 18532, 818762, 818764

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                  JUNE 30, 2000

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

    IRS Employer Identification Nos. 75-2178860 and 75-2168471, respectively
                                 2728 N. Harwood
                               Dallas, Texas 75201
                                 (214) 981-6770

The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on July 31, 2000:


Centex Corporation                  Common Stock                                     58,846,057 shares
3333 Holding Corporation            Common Stock                                          1,000 shares
Centex Development Company, L.P.    Class A Units of Limited Partnership Interest        32,260 units
Centex Development Company, L.P.    Class C Units of Limited Partnership Interest        38,409 units

                       CENTEX CORPORATION AND SUBSIDIARIES
                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                           Form 10-Q Table of Contents


                                  JUNE 30, 2000


                      CENTEX CORPORATION AND SUBSIDIARIES

                                                                                    PAGE
PART I. FINANCIAL INFORMATION

        ITEM 1.   Condensed Consolidated Financial Statements                        1

                  Condensed Consolidated Statements of Earnings
                  for the Three Months Ended June 30, 2000                           2

                  Condensed Consolidated Balance Sheets                              3

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended June 30, 2000                           5

                  Notes to Condensed Consolidated Financial Statements               6

        ITEM 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         14

        ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk        22

PART II.  OTHER INFORMATION

        ITEM 6.   Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                          23

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                                                                                   PAGE
PART I. FINANCIAL INFORMATION

        ITEM 1.  Condensed Combining Financial Statements                           24

                 Condensed Combining Statements of Operations
                 for the Three Months Ended June 30, 2000                           25

                 Condensed Combining Balance Sheets                                 26

                 Condensed Combining Statements of Cash Flows
                 for the Three Months Ended June 30, 2000                           27

                 Notes to Condensed Combining Financial Statements                  28

        ITEM 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                          33

        ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk         36

PART II. OTHER INFORMATION

        ITEM 6.  Exhibits and Reports on Form 8-K                                   37

SIGNATURES                                                                          38

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

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                           -----------------------------------
                                           For the Three Months Ended June 30,
                                           -----------------------------------
                                                 2000              1999
                                           ---------------    ----------------
REVENUES
   Home Building
      Conventional Homes                    $      887,022    $      754,611
      Manufactured Homes                            36,486            47,831
   Investment Real Estate                            3,481             3,807
   Financial Services                               95,909           116,887
   Construction Products                           100,325            97,180
   Contracting and  Construction Services          298,659           351,917
                                            --------------    --------------
                                                 1,421,882         1,372,233
                                            --------------    --------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                           814,472           695,463
      Manufactured Homes                            36,583            46,636
   Investment Real Estate                           (2,621)           (2,352)
   Financial Services                               95,841            96,164
   Construction Products                            64,170            61,853
   Contracting and Construction Services           292,155           346,362
   Other, net                                         (320)            1,847
   Corporate General and Administrative              8,731             7,208
   Interest Expense                                 21,766            11,828
   Minority Interest                                13,036            14,114
                                            --------------    --------------
                                                 1,343,813         1,279,123
                                            --------------    --------------

EARNINGS BEFORE INCOME TAXES                        78,069            93,110
   Income Taxes                                     29,864            34,674
                                            --------------    --------------

NET EARNINGS                                $       48,205    $       58,436
                                            ==============    ==============

EARNINGS PER SHARE
   Basic                                    $         0.82    $         0.98
                                            ==============    ==============
   Diluted                                  $         0.81    $         0.95
                                            ==============    ==============

AVERAGE SHARES OUTSTANDING
   Basic                                        58,803,345        59,446,165
   Common Share Equivalents
      Options                                      651,220         1,763,126
      Convertible Debenture                        400,000           400,000
                                            --------------    --------------
   Diluted                                      59,854,565        61,609,291
                                            ==============    ==============

CASH DIVIDENDS PER SHARE                    $         0.04    $         0.04
                                            ==============    ==============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   --------------------------------
                                                          Centex Corporation
                                                           and Subsidiaries
                                                   --------------------------------
                                                      June 30,           March 31,
                                                       2000*              2000**
                                                   -------------      -------------
ASSETS
Cash and Cash Equivalents                          $     177,600      $     139,563
Receivables -
   Residential Mortgage Loans                            807,392            409,697
   Other                                                 510,166            483,381
Inventories                                            2,110,378          1,954,037
Investments -
   Centex Development Company, L.P.                       74,614             65,550
   Joint Ventures and Other                               84,673             65,944
   Unconsolidated Subsidiaries                                --                 --
Property and Equipment, net                              368,294            360,604
Other Assets -
   Deferred Income Taxes                                  49,839             49,907
   Goodwill, net                                         254,342            251,780
   Mortgage Securitization Residual Interest             164,926            160,999
   Deferred Charges and Other                            122,426             97,278
                                                   -------------      -------------
                                                   $   4,724,650      $   4,038,740
                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities           $   1,043,231      $   1,125,807
Short-term Debt                                          747,968            562,235
Long-term Debt                                         1,273,650            751,160
Payables to Affiliates                                        --                 --
Minority Stockholders' Interest                          147,738            129,352
Negative Goodwill                                         46,837             50,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                     --                 --
   Common Stock $.25 Par Value; Authorized
      100,000,000 Shares; Issued and Outstanding
      58,830,945 and 58,806,217 respectively              14,708             14,702
   Capital in Excess of Par Value                            288                 --
   Retained Earnings                                   1,451,748          1,405,895
   Accumulated Other Comprehensive Loss                   (1,518)            (1,248)
                                                   -------------      -------------
Total Stockholders' Equity                             1,465,226          1,419,349
                                                   -------------      -------------
                                                   $   4,724,650      $   4,038,740
                                                   =============      =============

See notes to condensed consolidated financial statements.

*  Unaudited

** Condensed from audited financial statements.

                CENTEX CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

   ------------------------------------------------------------
        Centex Corporation               Financial Services
   ----------------------------     ---------------------------
     June 30,         March 31,       June 30,        March 31,
      2000*            2000**          2000*           2000**
   -----------      -----------     -----------     -----------

  $   149,264      $   123,411     $    28,336     $    16,152

           --               --         807,392         409,697
      426,555          418,810          83,611          64,571
    2,098,231        1,945,899          12,147           8,138

       74,614           65,550              --              --
       84,673           65,944              --              --
      244,908          267,177              --              --
      327,216          319,255          41,078          41,349

       18,796           24,018          31,043          25,889
      236,253          233,059          18,089          18,721
           --               --         164,926         160,999
       93,866           71,302          28,560          25,976
  -----------      -----------     -----------     -----------
  $ 3,754,376      $ 3,534,425     $ 1,215,182     $   771,492
  ===========      ===========     ===========     ===========


  $   968,281      $ 1,038,641     $    74,950     $    87,166
      204,967          146,908         543,001         415,327
      923,650          751,160         350,000              --
           --               --          41,783          64,246
      145,415          127,530           2,323           1,822
       46,837           50,837              --              --


           --               --              --              --


       14,708           14,702               1               1
          288               --         150,467         150,467
    1,451,748        1,405,895          52,657          52,463
       (1,518)          (1,248)             --              --
  -----------      -----------     -----------     -----------
    1,465,226        1,419,349         203,125         202,931
  -----------      -----------     -----------     -----------
  $ 3,754,376      $ 3,534,425     $ 1,215,182     $   771,492
  ===========      ===========     ===========     ===========

In the supplemental data presented above, "Centex Corporation" represents the adding together of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

                      CENTEX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                       -----------------------------------
                                                       For the Three Months Ended June 30,
                                                       -----------------------------------
                                                             2000              1999
                                                       ---------------    ----------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                         $       48,205    $       58,436
   Adjustments -
      Depreciation and Amortization                             13,447            10,416
      Deferred Income Taxes                                        519             1,308
      Equity in Earnings of Centex Development
        Company, L.P. and Joint Ventures                          (313)             (142)
      Minority Interest, net of taxes                            8,291             9,091
   (Increase) Decrease in Receivables                          (26,785)            4,701
   (Increase) Decrease in Residential Mortgage Loans          (397,695)           33,074
   Increase in Inventories                                    (157,687)         (149,772)
   Decrease in Payables and Accruals                           (83,728)          (50,668)
   Increase in Other Assets                                    (38,147)          (29,713)
   Other, net                                                   10,095            (6,724)
                                                        --------------    --------------
                                                              (623,798)         (119,993)
                                                        --------------    --------------
CASH FLOWS - INVESTING ACTIVITIES
   (Increase) Decrease in Advances to Centex Development
        Company, L.P. and Joint Ventures                       (26,134)            1,522
   Increase in Property and Equipment, net                     (19,078)          (18,453)
                                                        --------------    --------------
                                                               (45,212)          (16,931)
                                                        --------------    --------------
CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Debt -
      Secured by Residential Mortgage Loans                    477,674           (48,860)
      Other                                                    230,549           181,743
   Retirement of Common Stock                                     (784)           (3,279)
   Proceeds from Stock Option Exercises                          1,078             3,838
   Dividends Paid                                               (2,352)           (2,382)
                                                        --------------    --------------
                                                               706,165           131,060
                                                        --------------    --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            882               (71)
                                                        --------------    --------------

NET INCREASE (DECREASE) IN CASH                                 38,037            (5,935)

CASH AT BEGINNING OF PERIOD                                    139,563           111,268
                                                        --------------    --------------

CASH AT END OF PERIOD                                   $      177,600    $      105,333
                                                        ==============    ==============

See notes to condensed consolidated financial statements.

                      CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                             (Dollars in thousands)
                                   (unaudited)


(A) A summary of comprehensive income for the three months ended June 30, 2000 is presented below:

Net Earnings                                                       $     48,205
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustments                              (270)
                                                                   ------------
Comprehensive Income                                               $     47,935
                                                                   ============


(B) A summary of changes in stockholders' equity is presented below:

                                                                                                 Accumulated
                                                                Capital in                          Other
                               Preferred          Common       Excess of Par      Retained      Comprehensive
                                 Stock            Stock            Value          Earnings           Loss              Total
                              -------------   -------------    -------------    -------------    -------------    -------------
Balance, March 31, 2000       $          --   $      14,702               --    $   1,405,895    $      (1,248)   $   1,419,349
Net Earnings                             --              --               --           48,205               --           48,205
Exercise of Stock Options                --              15            1,063               --               --            1,078
Retirement of 35,400 Shares              --              (9)            (775)              --               --             (784)
Cash Dividends                           --              --               --           (2,352)              --           (2,352)
Foreign Currency
     Translation Adjustments             --              --               --               --             (270)            (270)
                              -------------   -------------    -------------    -------------    -------------    -------------

BALANCE, JUNE 30, 2000        $          --   $      14,708    $         288    $   1,451,748    $      (1,518)   $   1,465,226
                              =============   =============    =============    =============    =============    =============

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

         The Partnership is a limited partnership which is managed by its general partner, 3333 Development Corporation ("Development"), a wholly-owned subsidiary of 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex and is held by a nominee. These securities, held by the nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's

Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

     The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Thus, the stockholders of Centex control the general partner of the Partnership. The general partner and independent board of Holding manage how the Partnership conducts its activities, including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

     The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company's interest in the cash and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

     During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Limited Partnership Units ("Class C Units"). Additionally, during fiscal 1998, the 1,000 Class A Units were converted to 32,260 new Class A Units. As of June 30, 2000, 36,428 Class C Units had been issued in exchange for assets with a fair market value of $36.4 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, defined as its capital contributions, adjusted for cash distributions representing return of the capital contributions. Unrecovered Capital as of June 30, 2000 totaled $69 million. Preference payments in arrears at June 30, 2000 amounted to $16.4 million. No preference payments were made during fiscal 2000 or fiscal 2001 year to date.

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

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS

                                                 ------------------------------
                                                    JUNE 30,         March 31,
                                                     2000             2000*
                                                 -------------    -------------
ASSETS
   Cash and Cash Equivalents                     $     187,674    $     197,877
   Receivables                                       1,332,425          907,367
   Inventories                                       2,517,321        2,343,682
   Investments in Joint Ventures and Other              86,650           68,539
   Property and Equipment, net                         371,632          364,182
   Other Assets                                        641,545          599,526
                                                 -------------    -------------
                                                 $   5,137,247    $   4,481,173
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities      $   1,152,774    $   1,244,500
   Short-term Debt                                   1,000,233          834,897
   Long-term Debt                                    1,324,439          802,238
   Minority Stockholders' Interest                     147,738          129,352
   Negative Goodwill                                    46,837           50,837
   Stockholders' Equity                              1,465,226        1,419,349
                                                 -------------    -------------
                                                 $   5,137,247    $   4,481,173
                                                 =============    =============

* Condensed from audited financial statements

SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS

                                                 ------------------------------
                                                   For the Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     2000              1999
                                                 -------------    -------------
Revenues                                         $   1,492,624    $   1,447,764
Costs and Expenses                                   1,413,909        1,354,393
                                                 -------------    -------------
Earnings Before Income Taxes                            78,715           93,371
Income Taxes                                            30,510           34,935
                                                 -------------    -------------
NET EARNINGS                                            48,205           58,436
Other Comprehensive Loss                                  (270)             (71)
                                                 -------------    -------------

COMPREHENSIVE INCOME                             $      47,935    $      58,365
                                                 =============    =============


(D) The Company's home building activities comprise the acquisition of raw and semi-developed land, the planning, supervision and funding of subcontractors' activities to complete development of that land primarily into single family home sites, and the construction of houses thereon for sale to individual home purchasers. Land acquisition and development activities are accomplished by the Company directly and via its participation in joint ventures in which the Company holds less than a majority interest. Home construction is likewise accomplished by subcontractors.

     In order to ensure the future availability of land for home building, the Company has made deposits totaling approximately $43 million as of June 30, 2000 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $1.2 billion. These options and commitments expire at various dates through the year 2006. The Company has also committed to purchase for approximately $0.5 million certain developed lots from the Partnership and for approximately $3 million certain land and developed lots from unrelated third parties.


(E) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to non-financial services is included in interest expense.

                                            ------------------------------
                                              For the Three Months Ended
                                                      June 30,
                                            ------------------------------
                                                2000             1999
                                            -------------    -------------
Total Interest Incurred                     $      33,874    $      28,483
Less - Financial Services                         (12,108)         (16,655)
                                            -------------    -------------
Interest Expense                            $      21,766    $      11,828
                                            =============    =============

(F) In April 1994, Centex Construction Products, Inc. ("Construction Products") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP." Centex's ownership interest in CXP was 64.4% as of June 30, 2000 and March 31, 2000, and 61.5% as of June 30, 1999.

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

(H) A Centex subsidiary has a deferred tax asset of approximately $132 million, primarily related to net operating loss carryforwards. If unused, the carryforwards will expire in varying amounts through 2021. A valuation allowance equal to the deferred tax asset has been provided by the subsidiary, valuing the deferred tax asset at zero.

(I) The Company operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products and Contracting and Construction Services. These segments operate primarily in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.

    Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in Centex Development Company, L.P. (approximately $75 million) is included in the Investment Real Estate segment.

HOME BUILDING

CONVENTIONAL HOMES

     Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. The following table sets forth financial information relating to the Conventional Homes operations.

                                                       ------------------------------
                                                        For the Three Months Ended
                                                                  June 30,
                                                       ------------------------------
                                                           2000             1999
                                                       -------------    -------------
                                                           (Dollars in millions)
Revenues                                               $       887.0    $       754.6
Cost of Sales                                                 (679.5)          (581.3)
Selling, General & Administrative Expenses                    (135.0)          (114.2)
                                                       -------------    -------------
Operating Earnings                                     $        72.5    $        59.1
                                                       =============    =============

MANUFACTURED HOMES

     Manufactured Homes operations involve the manufacture of residential and park model homes and the sale of these homes through a network of Company-owned and independent dealers. The following table sets forth financial information relating to the Manufactured Homes operations.

                                             ------------------------------
                                                For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
                                                  (Dollars in millions)
Revenues                                     $        36.5    $        47.8
Cost of Sales                                        (29.3)           (38.7)
Selling, General & Administrative Expenses            (7.3)            (7.9)
                                             -------------    -------------
Operating (Loss) Earnings                             (0.1)             1.2
Minority Interest                                       --             (0.2)
                                             -------------    -------------
Net Operating (Loss) Earnings to Centex      $        (0.1)   $         1.0
                                             =============    =============

INVESTMENT REAL ESTATE

         Investment Real Estate operations involve the development of land relating primarily to multi-family, industrial, office, retail and mixed-use projects. The following table sets forth financial information relating to the Investment Real Estate operations.

                                                ------------------------------
                                                 For the Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                   2000               1999
                                                -------------    -------------
                                                     (Dollars in millions)
Revenues                                        $         3.5    $         3.8
Cost of Sales
                                                         (0.3)            (0.2)
Selling, General & Administrative Expenses
                                                         (1.1)            (1.4)
Negative Goodwill Amortization                            4.0              4.0
                                                -------------    -------------
Operating Earnings                              $         6.1    $         6.2
                                                =============    =============

         Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $1.8 million for the first quarter of fiscal 2001 and $3.0 million for the first quarter of fiscal 2000. As of June 30, 2000, the Investment Real Estate Group had approximately $40.3 million of nominally valued assets.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional homes, home equity and sub-prime lending, and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others. The following table sets forth financial information relating to the Financial Services operations.

                                                ------------------------------
                                                 For the Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                   2000               1999
                                                -------------    -------------
                                                     (Dollars in millions)
Revenues*                                       $        95.9    $       116.9
Selling, General & Administrative Expenses              (83.7)           (79.5)
Interest Expense                                        (12.1)           (16.7)
                                                -------------    -------------
Operating Earnings                              $         0.1    $        20.7
                                                =============    =============

       * Financial Services revenues include interest income of $16.1 million and $23.6 million for the three months ended June 30, 2000 and 1999, respectively.

        Securitizations entered into prior to March 31, 2000 by Financial Services' Centex Home Equity Corporation subsidiary ("Home Equity"), had legal and economic structures that caused them to be accounted for as sales. The resulting gains on such sales were reported as revenues during the month in which the securitizations closed. Home Equity has changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change from accounting for the securitizations as sales to borrowings will have no effect on the profit recognized over the life of each mortgage loan, the change does affect the timing of profit recognition. The approximate impact of this change for the first quarter of fiscal 2001 was to reduce Home Equity's pre-tax earnings by $11.5 million from the amount it would have reported if the securitizations had been structured as sales.

CONSTRUCTION PRODUCTS

         Construction Products operations involve the manufacture, production, distribution, and sale of cement, gypsum wallboard, and aggregates and readymix concrete. The following table sets forth financial information relating to the Construction Products operations.

                                                ------------------------------
                                                 For the Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                   2000               1999
                                                -------------    -------------
                                                     (Dollars in millions)
Revenues                                        $       100.3    $        97.2
Interest Income                                           1.7              0.5
Cost of Sales                                           (64.2)           (61.0)
Selling, General & Administrative Expenses               (1.7)            (1.3)
                                                -------------    -------------
Operating Earnings                                       36.1             35.4
Minority Interest                                       (13.0)           (13.9)
                                                -------------    -------------
Net Operating Earnings to Centex                $        23.1    $        21.5
                                                =============    =============

CONTRACTING AND CONSTRUCTION SERVICES

        Contracting and Construction Services operations involve the construction of buildings for both private and government interests, including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions.

        The following table sets forth financial information relating to the Contracting and Construction Services operation. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) is reflected in this segment; however, these amounts are eliminated in consolidation.

                                                ------------------------------
                                                 For the Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                   2000               1999
                                                -------------    -------------
                                                     (Dollars in millions)
Revenues                                        $       298.7    $       351.9
Construction Contract Costs                            (279.2)          (333.6)
Selling, General & Administrative Expenses              (13.0)           (12.8)
                                                -------------    -------------
Operating Income, as reported                             6.5              5.5
Intercompany Interest Income*                             2.3              2.2
                                                -------------    -------------
Total Economic Return                           $         8.8    $         7.7
                                                =============    =============

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

                                                ------------------------------
                                                 For the Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                   2000               1999
                                                -------------    -------------
                                                     (Dollars in millions)
Operating Earnings (Loss)-Other, net            $         0.3    $        (1.8)
                                                =============    =============
Corporate General and Administrative Expenses   $        (8.7)   $        (7.2)
                                                =============    =============

(J) The computation of diluted earnings per share excludes anti-dilutive options to purchase 6,182,000 common shares at an average price of $33.00 for the three months ended June 30, 2000. The anti-dilutive options have expiration dates ranging from September 2007 to May 2010.

(K) Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued which delays the implementation of SFAS No. 133 for the Company until April 2001. In June 2000, SFAS No. 138 was issued which amends SFAS No. 133. The Company is in the process of assessing the impact SFAS Nos. 133 and 138 will have on its financial statements.

(L) Certain prior year balances have been reclassified to be consistent with the June 30, 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Centex's consolidated revenues for the quarter were $1.42 billion, a 4% increase over $1.37 billion for the same quarter last year. Earnings before income taxes for the quarter were $78.1 million, 16% lower than $93.1 million for the same quarter last year. Net earnings for the first quarter of fiscal 2001 were $48.2 million, an 18% decrease from net earnings of $58.4 million for the first quarter of fiscal 2000.

HOME BUILDING

CONVENTIONAL HOMES

         The following summarizes Conventional Homes' results for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 (dollars in millions, except per unit data):

                                                              -----------------------------------------------------------
                                                                            For the Three Months Ended June 30,
                                                              -----------------------------------------------------------
                                                                         2000                                1999
                                                              -----------------------             -----------------------
Conventional Homes Revenues                                   $   887.0         100.0%            $   754.6         100.0%
Cost of Sales                                                    (679.5)        (76.6%)              (581.3)        (77.0%)
Selling, General & Administrative Expenses                       (135.0)        (15.2%)              (114.2)        (15.2%)
                                                              ---------         -----             ---------         -----
Operating Earnings                                            $    72.5           8.2%            $    59.1           7.8%
                                                              =========         =====             =========         =====
Units Closed                                                      4,408                               3,934
   % Change                                                        12.0%                               31.9%
Unit Sales Price                                              $ 196,314                           $ 188,608
   % Change                                                         4.1%                                2.3%
Operating Earnings Per Unit                                   $  16,459                           $  15,035
   % Change                                                         9.5%                               10.2%

         Conventional Homes' revenues for the three months ended June 30, 2000 increased by $132.4 million from revenues for the corresponding period last year. This increase resulted from a higher number of existing operating neighborhoods, revenue attributable to the full effect of operations acquired during fiscal 2000, and an increased average unit selling price compared to the fiscal 2000 unit sales price.

         Operating earnings for the three months ended June 30, 2000 were 8.2% as a percentage of revenue and approximately $16,459 on a per unit basis compared to the three months ended June 30, 1999, which had operating earnings of 7.8% of revenue and approximately $15,035 on a per unit basis.

         Home sales (orders) totaled 5,537 units during the three months ended June 30, 2000 compared to 4,774 units during the same period a year ago. The backlog of homes sold but not closed as of June 30, 2000 was 8,707 units, 14.4% more than the 7,612 units for the same period a year ago.

MANUFACTURED HOMES

         The following summarizes Manufactured Homes' results for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 (dollars in millions):

                                                              ----------------------------------------------------------
                                                                       For the Three Months Ended June 30,
                                                              ----------------------------------------------------------
                                                                         2000                                1999
                                                              -----------------------             ----------------------
Manufactured Homes Revenues (Construction)                    $     24.0        100.0%            $    34.8        100.0%
Cost of Sales                                                      (19.1)       (79.7%)               (28.2)       (81.2%)
Selling, General & Administrative Expenses                          (3.4)       (14.3%)                (3.7)       (10.6%)
                                                              ----------        -----             ---------        -----
                                                                     1.5          6.0%                  2.9          8.2%
                                                              ----------        -----             ---------        -----
Retail Sales Revenues                                               12.5        100.0%                 13.0        100.0%
Cost of Sales                                                      (10.2)       (81.7%)               (10.5)       (80.2%)
Selling, General & Administrative Expenses                          (3.0)       (23.7%)                (3.4)       (26.1%)
                                                              ----------        -----             ---------        -----
                                                                    (0.7)        (5.4%)                (0.9)        (6.3%)
                                                              ----------        -----             ---------        -----
Construction and Retail Earnings                                     0.8                                2.0
Goodwill Amortization                                               (0.9)                              (0.8)
Minority Interest                                                     --                               (0.2)
                                                              ----------                          ---------
Group Operating Earnings                                      $     (0.1)                         $     1.0
                                                              ==========                          =========

Units Sold                                                         1,226                              1,784

         Manufactured Homes currently operates four manufacturing plants: three in the Phoenix, Arizona area, and one in central Texas, and also operates 23 retail locations. As a consequence of increasing interest rates, the availability of financing, and corresponding reduced consumer demand, Manufactured Housing's first quarter 2001 dealer sales and retail sales declined from the corresponding fiscal 2000 amounts. In response, management has slowed production and temporarily idled its New Mexico plant until the return of more favorable market conditions.

INVESTMENT REAL ESTATE

         The following summarizes Investment Real Estate's results for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 (dollars in millions):

                                                -----------------------------
                                                 For the Three Months Ended
                                                           June 30,
                                                -----------------------------
                                                    2000            1999
                                                -------------   -------------
Revenues                                        $         3.5   $         3.8
                                                =============   =============
Operating Earnings                              $         6.1   $         6.2
                                                =============   =============

         For the quarter ended June 30, 2000, Centex's Investment Real Estate operation, through which all investment property transactions are reported, had operating earnings of $6.1 million, basically unchanged from $6.2 million for the same quarter a year ago. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $1.8 million in the first quarter of fiscal 2001 and $3.0 million in the first quarter of fiscal 2000. As of June 30, 2000, the Investment Real Estate Group has approximately $40.3 million of nominally valued assets which are expected to be sold over the next three years.

         Negative goodwill amortization was $4 million in the first quarter of both fiscal 2001 and 2000.

FINANCIAL SERVICES

         The following summarizes Financial Services' results for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 (dollars in millions):

                                                     -----------------------------
                                                      For the Three Months Ended
                                                               June 30,
                                                     -----------------------------
                                                         2000            1999
                                                     -------------   -------------
Revenues                                             $        95.9   $       116.9
                                                     =============   =============
Operating Earnings                                   $         0.1   $        20.7
                                                     =============   =============
Origination Volume                                   $       2,412   $       2,773
                                                     =============   =============

Number of Loans Originated
CTX Mortgage Company ("CTX Mortgage")
Centex-built Homes ("Builder")                               2,466           2,469
Non-Centex-built Homes ("Retail")                           12,536          15,849
                                                     -------------   -------------
                                                            15,002          18,318
Centex Home Equity Corporation ("Home Equity")               6,429           4,839
Centex Finance Company (closed during fiscal 2000)              --             168
                                                     -------------   -------------

                                                            21,431          23,325
                                                     =============   =============

         Financial Services' operating earnings for the quarter ended June 30, 2000 were $0.1 million compared to $20.7 million of operating earnings for the quarter ended June 30, 1999. Financial Services' revenues for the first quarter of fiscal 2001 were $95.9 million versus $116.9 million for the prior year's first quarter. Gains on sales of mortgage loans receivable, a component of Financial Services' revenues, decreased to $40.6 million for the quarter ended June 30, 2000 from $66.3 million for the comparable quarter of the prior year. This decline is primarily due to reduced mortgage origination volume in Financial Services' CTX Mortgage Company ("CTX Mortgage") subsidiary as well as the change, discussed below, in the method of accounting for securitizations completed by Financial Services' Centex Home Equity Corporation ("Home Equity") subsidiary.

         CTX Mortgage's operating earnings totaled $5.2 million for the quarter ended June 30, 2000, 70% less than earnings for the same quarter a year ago. The decline in CTX Mortgage's operating earnings is primarily due to an increase in interest rates compared to the first quarter of fiscal 2000, which has resulted in a decrease in refinancing activity, a more competitive pricing environment, and a change in product mix to a greater volume of adjustable rate loans, which have lower profit margins. CTX Mortgage originations for the first quarter of fiscal 2001 totaled 15,002, an 18% decrease from the 18,318 originations for the first quarter of fiscal 2000. The per-loan profit for the quarter ended June 30, 2000 was $346, 63% lower than

$936 per loan for the same quarter of last fiscal year. CTX Mortgage's total mortgage applications for the first quarter of fiscal 2001 decreased 17% to 15,828 from 18,994 applications for the first quarter of fiscal 2000.

         Home Equity reported an operating loss of $5.1 million for the quarter ended June 30, 2000, compared to $4.6 million of operating earnings for the same quarter last fiscal year. As discussed below, this decline primarily resulted from accounting for the $350 million in securitizations completed during the quarter ended June 30, 2000 as borrowings rather than as sales.

         Home Equity's originations for the first quarter of fiscal year 2001 were 6,429, a 33% increase over the 4,839 originations for the first quarter of fiscal 2000. Loan volume for the quarter was $395 million, a 24% improvement over the same quarter last fiscal year, with loan volume being favorably impacted by the opening of new operating locations during the later quarters of fiscal 2000 plus generally increased activity. Home Equity's sub-prime applications totaled 37,653 for the quarter ended June 30, 2000, an increase of 31% over the 28,663 applications for the first quarter of last fiscal year.

         As a consequence of increases in loan volume during the quarter ended June 30, 2000, Home Equity completed $350 million in loan securitizations, compared to $285 million of loan securitizations during the first quarter of last fiscal year. Home Equity retains the servicing rights associated with these securitized loans and is the long-term servicer of these loans. Service fee income related to this long-term servicing was $5.1 million in the quarter ended June 30, 2000, almost double the $2.6 million of service fee income realized during first quarter of last fiscal year.

         Home Equity's securitizations entered into prior to March 31, 2000 had legal and economic structures that caused them to be accounted for as sales, and the resulting gains on such sales were reported as revenues during the month in which the securitization closed. Home Equity has changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change from accounting for the securitizations as sales to borrowings will have no effect on the profit recognized over the life of each mortgage loan, the change does affect the timing of profit recognition. The approximate impact of this change for the first quarter of fiscal 2001 was to reduce Home Equity's pre-tax earnings by $11.5 million from the amount it would have reported if the securitizations had been structured as sales.

         In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. Interest income decreased 32% for the quarter ended June 30, 2000 to $16.1 million from $23.6 million for the same quarter of last fiscal year. Interest expense for the quarter ended June 30, 2000 was $12.1 million, a 28% decrease from $16.7 million for the same quarter last fiscal year. The decrease in net interest income is the result of both reduced loan production and the change in product mix noted above.

         Until the third quarter of fiscal 2000, substantially all of the mortgage loans generated by CTX Mortgage were sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter. In mid-December 1999, CTX Mortgage began to sell the majority of its mortgage loans to Centex Home Mortgage, LLC ("CHM"), a non-affiliated limited liability company which began in December 1999. This arrangement is discussed in more detail in the Financial Condition and Liquidity section below. Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis.

         Financial Services' other sources of income include, among other things, loan origination fees, servicing fee income, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

         The following summarizes Construction Products' results for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 (dollars in millions):

                                                ------------------------------
                                                  For the Three Months Ended
                                                          June 30,
                                                ------------------------------
                                                    2000             1999
                                                -------------    -------------
Revenues                                        $       100.3    $        97.2
Interest Income                                           1.7              0.5
Cost of Sales                                           (64.2)           (61.0)
Selling, General and Administrative Expenses             (1.2)            (1.0)
Goodwill Amortization                                    (0.5)            (0.3)
                                                -------------    -------------
Operating Earnings                              $        36.1    $        35.4
Minority Interest                                       (13.0)           (13.9)
                                                -------------    -------------
Net Operating Earnings to Centex                $        23.1    $        21.5
                                                =============    =============

         Construction Products' revenues were $100.3 million for the quarter this year, 3% higher than last year. For the current quarter, Construction Products' pretax earnings, net of minority interest, were $23.1 million, an 8% increase over the same quarter last year.

         During the first quarter of 2001, unit prices for Construction Products' gypsum wallboard products declined from the levels experienced in the last half of fiscal 2000, although those prices are still at good levels. Market demand for all of this business segments' products continues to be strong as of June 30, 2000.

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services' results for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 (dollars in millions):

                                                -----------------------------
                                                 For the Three Months Ended
                                                          June 30,
                                                -----------------------------
                                                    2000            1999
                                                -------------   -------------
Revenues                                        $       298.7   $       351.9
                                                =============   =============
Operating Earnings                              $         6.5   $         5.5
                                                =============   =============
New Contracts Received                          $         303   $         567
                                                =============   =============
Backlog of Uncompleted Contracts                $       1,387   $       1,152
                                                =============   =============

         Contracting and Construction Services' revenues for the quarter ended June 30, 2000 were $298.7 million, a 15% decrease from revenues for the same quarter last year. Operating earnings for the group improved 17% to $6.5 million for the first quarter of fiscal 2001. This increase is primarily the result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

         The Contracting and Construction Services operation provided a positive average net cash flow in excess of Centex's investment in the group of $96.8 million for the first quarter of fiscal 2001 and $116 million for the first quarter of fiscal 2000.

FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 2000, the Company had cash and cash equivalents of $177.6 million, including $130.0 million belonging to the Company's 64.4% owned Construction Products subsidiary. The net cash used in or provided by the operating, investing, and financing activities for the three months ended June 30, 2000 and 1999 is summarized below (dollars in thousands):

                                                     ------------------------------
                                                        For the Three Months Ended
                                                               June 30,
                                                     ------------------------------
                                                         2000             1999
                                                     -------------    -------------
NET CASH (USED IN) PROVIDED BY:
     Operating activities                            $    (623,798)   $    (119,993)
     Investing activities                                  (45,212)         (16,931)
     Financing activities                                  706,165          131,060
     Effect of exchange rate changes on cash                   882              (71)
                                                     -------------    -------------
NET INCREASE (DECREASE) IN CASH                      $      38,037    $      (5,935)
                                                     =============    =============

         For the first quarter of fiscal 2001, cash was used in the operations to finance increases in residential mortgage loans and housing inventories. The increase in housing inventories relates to the increased level of sales and resultant units under construction during the year and the acquisition of expansion land. The funds provided by financing activities included new debt used to fund both residential mortgage loans and the increased home building activity.

         Short-term debt as of June 30, 2000 was $0.7 billion, which included $0.5 billion of debt applicable to the Financial Services operation (see below). In June, the Company issued $200 million in Senior Notes, maturing in 2006. The proceeds were used to repay short-term debt and for general corporate purposes. Excluding Financial Services, the Company's corporate borrowings are generally accomplished at prevailing market interest rates from uncommitted bank facilities and the Company's commercial paper programs. In August, the Company entered into a $600 million committed credit facility which serves as a backup for bank and commercial paper borrowings. This new facility, which expires in 2005, replaces two similar facilities which were scheduled to terminate beginning in fiscal 2001.

         The Financial Services segment provides most of its own short-term liquidity needs through separate facilities which require only limited support from Centex Corporation. During the third quarter of fiscal 2000, CTX Mortgage began selling to CHM, substantially all of the conforming, Jumbo A, and GNMA eligible mortgages originated by CTX Mortgage under a revolving sales agreement. CHM is in the business of acquiring and then reselling mortgages into secondary markets. Under the sales agreement between CTX Mortgage and CHM, which has a five year term with certain renewal options, CTX Mortgage is not required to sell its mortgage loans to CHM; however, CHM is required to purchase all loans offered by CTX Mortgage that are eligible under the agreement. This arrangement gives CTX Mortgage daily access, on a revolving basis, to CHM's $1.5 billion of capacity. CTX Mortgage also maintains $150 million of secured committed mortgage warehouse facilities and $600 million of uncommitted credit facilities to finance mortgages not sold to CHM.

         Similarly, Home Equity has $325 million of committed and $100 million of uncommitted secured mortgage warehouse facilities to finance sub-prime mortgages held until securitization.

         In addition, Financial Services has $125 million of uncommitted unsecured credit facilities under which it can borrow and, in turn, allocate such borrowed funds to its CTX Mortgage, Home Equity, and other subsidiaries. At June 30, 2000, Financial Services had borrowed $125 million under the facility; $65 million of such borrowings were allocated to CTX Mortgage and $60 million to Home Equity. All borrowings under these unsecured facilities are guaranteed by Centex Corporation.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations, and in debt. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of its mortgage loan portfolio. Other than the forward commitments described above, certain interest rate swaps and interest rate caps, the Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. There have been no material changes in the Company's market risk since March 31, 2000. At June 30, 2000, market risk associated with the swaps mentioned above is considered minimal.

Long-term debt outstanding as of June 30, 2000 was as follows (in thousands):

Centex Corporation:
  Subordinated Debentures, 7.375%, due in 2006                  $   99,760
  Subordinated Debentures, 8.75%, due in 2007                       99,534
  Medium-Term Note Programs, 6.64% to 7.42%, due through 2003      494,523
  Senior Note Programs, 6.4% to 9.75%, due through 2006            213,767
  Other Indebtedness, weighted-average 6.8%, due through 2027       16,066
                                                                ----------
                                                                   923,650
Financial Services:
  Home Equity Loans Asset-backed Certificates, 6.60%
       to 8.48%, due through 2031                                  350,000
                                                                ----------
Centex Corporation and Subsidiaries                             $1,273,650
                                                                ==========

         Maturities of long-term debt during the next five years (in thousands) are: 2001, $797,072; 2002, $375,586; 2003, $79,988; 2004, $38,379; and 2005,
$26,823.

         The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

         The Company expects home sales to remain strong and closings and margins to continue to increase. Fiscal 2001 Home Building results should exceed fiscal 2000's record levels, and Centex also expects all-time high results from its Contracting and Construction Services operations. Financial Services results are being affected by higher interest rates at CTX Mortgage Company, compared to first quarter 2000 levels. The change at Financial Services' Home Equity unit in its reporting of loan securitizations, which reduced operating earnings by $11.5 million or $.12 per share after tax for the first quarter of fiscal 2001, will likely reduce operating earnings by an anticipated $42 million of operating earnings or about $.45 per share after tax for the full year. Declining Gypsum Wallboard prices are expected to impact Construction Products' results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations, and debt. The Company utilizes derivative instruments, including interest rate swaps and interest rate caps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of its mortgage loan portfolio. Other than the forward commitments, the interest rate caps and interest rate swaps listed above, the Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         There have been no material changes in the Company's market risk from March 31, 2000. For further information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (1)  Exhibits

                Exhibit 27.1 - Financial Data Schedule

           (2)  Reports on Form 8-K

                Current Report on Form 8-K of Centex Corporation dated May 1, 2000.

                Current Report on Form 8-K of Centex Corporation dated June 14, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CENTEX CORPORATION
                                  ---------------------------------------------
                                                    Registrant



August 11, 2000                                /s/ Leldon E. Echols
                                  ---------------------------------------------
                                                 Leldon E. Echols
                                           Executive Vice President and
                                              Chief Financial Officer
                                          (principal financial officer)


August 11, 2000                               /s/ John S. Worth, Sr.
                                  ---------------------------------------------
                                                John S. Worth, Sr.
                                          Vice President and Controller
                                            (chief accounting officer)

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

                                             ----------------------------------------------------
                                                      For the Three Months Ended June 30,
                                             ----------------------------------------------------
                                                                   2000
                                             ----------------------------------------------------
                                                                   Centex
                                                                 Development
                                                                Company, L.P.      3333 Holding
                                                                    and             Corporation
                                               Combined         Subsidiaries      and Subsidiary
                                             ---------------   ---------------    ---------------
REVENUES                                     $        71,117   $        71,116    $             1

COSTS AND EXPENSES                                    70,070            69,965                105
                                             ---------------   ---------------    ---------------

EARNINGS (LOSS) BEFORE INCOME TAXES                    1,047             1,151               (104)

INCOME TAXES                                             646               646                 --
                                             ---------------   ---------------    ---------------

NET EARNINGS (LOSS)                          $           401   $           505    $          (104)
                                             ===============   ===============    ===============

NET EARNINGS ALLOCABLE TO LIMITED PARTNERS                     $           505
                                                               ===============

EARNINGS (LOSS) PER UNIT/SHARE                                 $          7.49    $          (104)
                                                               ===============    ===============

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                               67,356              1,000

                                             ----------------------------------------------------
                                                        For the Three Months Ended June 30,
                                             ----------------------------------------------------
                                                                    1999
                                             ----------------------------------------------------
                                                                    Centex
                                                                  Development
                                                                 Company, L.P.     3333 Holding
                                                                     and            Corporation
                                                Combined         Subsidiaries     and Subsidiary
                                             ---------------    ---------------   ---------------
REVENUES                                     $        78,669    $        78,669   $           150

COSTS AND EXPENSES                                    78,388             77,815               723
                                             ---------------    ---------------   ---------------

EARNINGS (LOSS) BEFORE INCOME TAXES                      281                854              (573)

INCOME TAXES                                             261                261                --
                                             ---------------    ---------------   ---------------

NET EARNINGS (LOSS)                          $            20    $           593   $          (573)
                                             ===============    ===============   ===============

NET EARNINGS ALLOCABLE TO LIMITED PARTNERS                      $           593
                                                                ===============

EARNINGS (LOSS) PER UNIT/SHARE                                  $         10.01   $          (573)
                                                                ===============   ===============

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                                59,270             1,000



See notes to condensed combining financial statements.

                    3333 HOLDING CORPORATION AND SUBSIDIARY
             AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                       CONDENSED COMBINING BALANCE SHEETS
                             (Dollars in thousands)

                                             ---------------------------------------------------
                                                                JUNE 30, 2000*
                                             ---------------------------------------------------
                                                                   Centex
                                                                 Development
                                                                Company, L.P.      3333 Holding
                                                                    and             Corporation
                                               Combined         Subsidiaries      and Subsidiary
                                             ---------------   ---------------   ---------------
ASSETS
Cash                                         $        10,074   $        10,073   $             1
Accounts Receivable                                   13,494            14,671                 3
Notes Receivable                                       1,373             1,373                --
Inventories                                          341,594           340,098             1,496
Investments -
   Commercial Properties, net                         61,397            61,397                --
   Real Estate Joint Ventures                          1,977             1,977                --
   Affiliate                                              --                --             1,716
Property and Equipment, net                            3,338             3,251                87
Other Assets -
   Goodwill, net                                      31,107            31,107                --
   Deferred Charges and Other                         14,405            14,230               175
                                             ---------------   ---------------   ---------------
                                             $       478,759   $       478,177   $         3,478
                                             ===============   ===============   ===============

LIABILITIES, STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities     $       105,043   $       101,256   $         5,541
Notes Payable                                        303,054           303,054                --
                                             ---------------   ---------------   ---------------
Total Liabilities                                    408,097           404,310             5,541
                                             ---------------   ---------------   ---------------


Stockholders' Equity and Partners' Capital            70,662            73,867            (2,063)
                                             ---------------   ---------------   ---------------
                                             $       478,759   $       478,177   $         3,478
                                             ===============   ===============   ===============
                                               ---------------------------------------------------
                                                                March 31, 2000**
                                               ---------------------------------------------------
                                                                     Centex
                                                                   Development
                                                                  Company, L.P.     3333 Holding
                                                                      and            Corporation
                                                Combined          Subsidiaries     and Subsidiary
                                               ---------------   ---------------   ---------------
ASSETS
Cash                                           $        58,314   $        58,298   $            16
Accounts Receivable                                     13,077            17,948                 6
Notes Receivable                                         3,131             3,131                --
Inventories                                            329,941           328,928             1,013
Investments -
   Commercial Properties, net                           61,420            61,420                --
   Real Estate Joint Ventures                            2,595             2,595                --
   Affiliate                                                --                --             1,716
Property and Equipment, net                              3,578             3,481                97
Other Assets -
   Goodwill, net                                        30,727            30,727                --
   Deferred Charges and Other                            8,835             8,660               175
                                               ---------------   ---------------   ---------------
                                               $       511,618   $       515,188   $         3,023
                                               ===============   ===============   ===============

LIABILITIES, STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities       $       118,693   $       119,162   $         4,982
Notes Payable                                          323,740           323,740                --
                                               ---------------   ---------------   ---------------
Total Liabilities                                      442,433           442,902             4,982
                                               ---------------   ---------------   ---------------


Stockholders' Equity and Partners' Capital              69,185            72,286            (1,959)
                                               ---------------   ---------------   ---------------
                                               $       511,618   $       515,188   $         3,023
                                               ===============   ===============   ===============

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

                                            ------------------------------------------------
                                                   For the Three Months Ended June 30,
                                            ------------------------------------------------
                                                                   2000
                                            ------------------------------------------------
                                                                Centex
                                                              Development
                                                             Company, L.P.     3333 Holding
                                                                 and            Corporation
                                              Combined       Subsidiaries     and Subsidiary
                                            -------------    -------------    --------------
CASH FLOWS - OPERATING ACTIVITIES
Net Earnings (Loss)                         $         401    $         505    $        (104)
Adjustments:
   Depreciation and Amortization                      997              987               10
   Equity in Earnings from Joint Ventures             (67)             (67)              --
(Increase) Decrease in Receivables                 (2,825)          (2,828)               3
Decrease in Notes Receivable                        1,758            1,758               --
Increase (Decrease) in Inventories                (22,376)         (21,893)            (483)
Increase in Commercial Properties                    (406)            (406)              --
(Increase) Decrease in Other Assets                (8,155)          (8,155)              --
(Decrease) Increase in Payables
   and Accruals                                    (6,858)          (7,417)             559
                                            -------------    -------------    -------------
                                                  (37,531)         (37,516)             (15)
                                            -------------    -------------    -------------
CASH FLOWS - INVESTING ACTIVITIES
Decrease (Increase) in Advances to
   Joint Venture and Investment in
   Affiliate                                          685              685               --
Property and Equipment Additions, net                 (23)             (23)              --
                                            -------------    -------------    -------------
                                                      662              662               --
                                            -------------    -------------    -------------
CASH FLOWS - FINANCING ACTIVITIES
(Decrease) Increase in Notes Payable               (9,150)          (9,150)              --
                                            -------------    -------------    -------------
                                                   (9,150)          (9,150)              --
                                            -------------    -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                         (2,221)          (2,221)              --
                                            -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH                   (48,240)         (48,225)             (15)
CASH AT BEGINNING OF PERIOD                        58,314           58,298               16
                                            -------------    -------------    -------------

CASH AT END OF PERIOD                       $      10,074    $      10,073    $           1
                                            =============    =============    =============

SUPPLEMENTAL DISCLOSURES:
Increase in Notes Payable
   Related to an Acquisition                $          --    $          --    $          --

Issuance of Class C Units in
   Exchange for Assets                      $       1,346    $       1,346    $          --
                                            ------------------------------------------------
                                                   For the Three Months Ended June 30,
                                            ------------------------------------------------
                                                                   1999
                                            ------------------------------------------------
                                                                Centex
                                                              Development
                                                             Company, L.P.    3333 Holding
                                                                 and           Corporation
                                              Combined       Subsidiaries     and Subsidiary
                                            -------------    -------------    -------------
CASH FLOWS - OPERATING ACTIVITIES
Net Earnings (Loss)                         $          20    $         593    $        (573)
Adjustments:
   Depreciation and Amortization                      808              797               11
   Equity in Earnings from Joint Ventures              --               --               --
(Increase) Decrease in Receivables                 (4,500)          (2,904)          (1,596)
Decrease in Notes Receivable                            7                7               --
Increase (Decrease) in Inventories                 25,327           25,403              (76)
Increase in Commercial Properties                 (28,724)         (28,724)              --
(Increase) Decrease in Other Assets                   425              450              (25)
(Decrease) Increase in Payables
   and Accruals                                    (3,923)          (6,652)           2,751
                                            -------------    -------------    -------------
                                                  (10,560)         (11,030)             492
                                            -------------    -------------    -------------
CASH FLOWS - INVESTING ACTIVITIES
Decrease (Increase) in Advances to
   Joint Venture and Investment in
   Affiliate                                           30               30              (22)
Property and Equipment Additions, net                  89               88                1
                                            -------------    -------------    -------------
                                                      119              118              (21)
                                            -------------    -------------    -------------
CASH FLOWS - FINANCING ACTIVITIES
(Decrease) Increase in Notes Payable               13,568           14,071             (503)
                                            -------------    -------------    -------------
                                                   13,568           14,071             (503)
                                            -------------    -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                            (59)             (59)              --
                                            -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH                     3,068            3,100              (32)
CASH AT BEGINNING OF PERIOD                           364              331               33
                                            -------------    -------------    -------------

CASH AT END OF PERIOD                       $       3,432    $       3,431    $           1
                                            =============    =============    =============

SUPPLEMENTAL DISCLOSURES:
Increase in Notes Payable
   Related to an Acquisition                $     248,339    $     248,339    $          --


Issuance of Class C Units in
   Exchange for Assets                      $       2,151    $       2,151    $          --

See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)


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

         The Partnership is managed by its general partner, 3333 Development Corporation ("Development"), which is in turn wholly-owned by 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units in the Partnership) as a dividend to the stockholders of Centex. The securities, held by a nominee on behalf of the stockholders, will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors but the warrants to purchase Class B Units automatically become detached in November 2007.

         The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Thus, the stockholders of Centex control the general partner of the Partnership. The general partner and independent board of Holding manage how the Partnership conducts its activities, including the sales, development, maintenance and zoning of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         See Note (C) to the condensed consolidated financial statements of Centex Corporation and subsidiaries included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex Corporation and Subsidiaries, Holding and Subsidiary, and the Partnership and Subsidiaries.

(B) Holding has a service agreement with Centex Service Company, a wholly-owned subsidiary of Centex, whereby Centex Service Company provides certain development, tax, accounting and other similar services for Holding. This agreement was amended for fiscal 2001 to increase the monthly fee from $30,000 per month to $86,000 per month to reimburse Centex for the estimated cost of the expanded services it now provides to Holding.

         The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales were zero and $3.1 million for the three months ended June 30, 2000 and 1999, respectively. Gains associated with these sales were zero and $108,000 for the three months ended June 30, 2000 and 1999, respectively.

(C) A summary of comprehensive income for the three months ended June 30, 2000 is presented below (dollars in thousands):

Net Earnings                                                         $      401
Accumulated Other Comprehensive Income (Loss):
      Foreign Currency Translation Adjustments                             (270)
                                                                     ----------
Comprehensive Income (Loss)                                          $      131
                                                                     ==========

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):

                                                                    For the Three Months Ended June 30, 2000
                                    -----------------------------------------------------------------------------------------------
                                                       Centex Development Company, L.P.          3333 Holding Corporation
                                                              and Subsidiaries                         and Subsidiary
                                                  ----------------------------------------  ---------------------------------------
                                                    Class B        General      Limited                  Capital In      Retained
                                                      Unit        Partner's    Partner's      Stock       Excess of      Earnings
                                       Combined     Warrants       Capital      Capital      Warrants     Par Value      (Deficit)
                                    ------------  ------------  ------------  ------------  ------------ ------------  ------------
Balance at March 31, 2000           $     69,185  $        500  $      1,142  $     70,644  $          1 $        800  $     (2,760)
   Partnership Units Issued in
         Exchange for Assets               1,346            --            --         1,346            --           --            --
   Net Earnings                              401            --            --           505            --           --          (104)
   Accumulated Other
         Comprehensive Income (Loss):
            Foreign Currency
            Translation Adjustments         (270)           --            --          (270)           --           --            --
                                    ------------  ------------  ------------  ------------  ------------ ------------  ------------

Balance at June 30, 2000            $     70,662  $        500  $      1,142  $     72,225  $          1 $        800  $     (2,864)
                                    ============  ============  ============  ============  ============ ============  ============

         During fiscal year 1998, the partnership agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets. During the June 2000 quarter, 1,346 Class C Units were issued in exchange for assets with a fair market value of $1.3 million to Centex Homes, the Partnership's sole limited partner.

         The partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions reduced by repayments thereof and is the basis for preference accruals. Unrecovered Capital for Class A and Class C limited partners aggregated approximately $69 million as of June 30, 2000 and as of that date preference payments in arrears totaled $16.4 million. No preference payments were made during the quarter.

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

         During the time period between April 15, 1999 and March 31, 2001, Fairclough's operations will be carried out subject to certain guidelines that were negotiated with the seller. After March 31, 2001, CDC-UK will redeem, for a nominal value, the preference shares.

         The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price is as follows (dollars in thousands):

          Inventories, Property and Equipment, and Other   $       270,450
          Goodwill                                                  34,904
          Notes Issued and Liabilities Assumed                    (303,649)
                                                           ---------------
          Cash Paid                                        $         1,705
                                                           ===============

(F) The Companies operate in five principal business segments: International Home Building, Domestic Home Building, Commercial Development, Multi-Family Development, and Land Sales. All of the segments operate in the United States except for International Home Building, which acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. International Home Building currently operates in the United Kingdom.

INTERNATIONAL HOME BUILDING

         The following table sets forth financial information relating to the International Homebuilding operations (dollars in thousands):

                                             --------------------------------
                                                For the Three Months Ended
                                                         June 30,
                                             --------------------------------
                                                  2000              1999
                                             --------------    --------------
Revenues                                     $       64,172    $       69,527
Costs and Expenses                                  (55,321)          (61,096)
Selling, General & Administrative Expenses           (5,660)           (5,165)
Interest                                             (2,536)           (3,005)
                                             --------------    --------------
Operating Earnings                           $          655    $          261
                                             ==============    ==============

DOMESTIC HOMEBUILDING

         The following table sets forth financial information relating to the Domestic Homebuilding operations (dollars in thousands):

                                             ------------------------------
                                              For the Three Months Ended
                                                       June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Revenues                                     $       3,446    $       3,403
Cost of Sales                                       (3,020)          (2,933)
Selling, General & Administrative Expenses            (422)            (380)
                                             -------------    -------------
Operating Earnings                           $           4    $          90
                                             =============    =============

COMMERCIAL DEVELOPMENT

         The following table sets forth financial information relating to the Commercial Development operations (dollars in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                       June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Sales Revenues                               $          --    $         442
Rental Income                                        2,380              644
Cost of Sales                                           --             (288)
Selling, General & Administrative Expenses          (1,481)            (332)
Interest                                            (1,007)            (291)
                                             -------------    -------------
Operating (Loss) Earnings                    $        (108)   $         175
                                             =============    =============

MULTI-FAMILY DEVELOPMENT

         The following table sets forth financial information relating to the Multi-Family operation (dollars in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Other Revenues                               $       1,004    $          --
Selling, General & Administrative Expenses            (476)            (535)
Interest                                                --              (12)
                                             -------------    -------------
Operating Earnings (Loss)                    $         528    $        (547)
                                             =============    =============

LAND SALES

         The following table sets forth financial information relating to the Land Sales operations (dollars in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Sales Revenues                               $          --    $       4,653
Other Revenues                                         115               --
Cost of Sales                                           --           (4,247)
Selling, General & Administrative Expenses            (146)            (104)
                                             -------------    -------------
Operating (Loss) Earnings                    $         (31)   $         302
                                             =============    =============

(G) Certain prior year balances have been reclassified to be consistent with the June 30, 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On a combined basis, the Companies reported revenues for the quarter ended June 30, 2000 of $71.1 million compared to $78.7 million for the quarter ended June 30, 1999. Net earnings for the current quarter were $401,000 compared to $20,000 for the same period last year. The significant decrease in revenues for the quarter ended June 30, 2000 compared to the same period last year primarily resulted from decreased sales revenue in the Companies' Land Sales and International Homebuilding business segments. Net earnings for the quarter exceeded last year's comparable results due primarily to operating results of the Companies' Multi-Family Development segment.

INTERNATIONAL HOME BUILDING

         The following summarizes International Home Building's results for the three months ended June 30, 2000, compared to the same period for the prior year (dollars in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Revenues                                     $      64,172    $      69,527
Costs and Expenses                                 (55,321)         (61,096)
Selling, General & Administrative Expenses          (5,660)          (5,165)
Interest                                            (2,536)          (3,005)
                                             -------------    -------------
Operating Earnings                           $         655    $         261
                                             =============    =============

         For the three months ended June 30, 2000, Fairclough closed on the sale of 300 single family homes compared to 409 for same period last year. The preferred distribution to the seller totaled $2.5 million. Although preferred stock is ordinarily treated as an equity security, in this case the preferred stock has the essential characteristics of debt and, among other things, it has a nominal residual interest value which is mandatorily redeemable in two years. Therefore, the preferred stock has been treated as debt and the preferred distribution has been recorded as interest expense.

DOMESTIC HOME BUILDING

         The following summarizes Domestic Home Building's results for the three months ended June 30, 2000 compared to the same period for the prior year (dollars in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Revenues                                     $       3,446    $       3,403
Cost of Sales                                       (3,020)          (2,933)
Selling, General & Administrative Expenses            (422)            (380)
                                             -------------    -------------
Operating Earnings                           $           4    $          90
                                             =============    =============

Units Closed                                            17               11
                                             =============    =============

Gross Margin Per Unit                        $          25    $          43
                                             =============    =============

         During the three months ended June 30, 2000 and 1999, revenues resulted from sales of single-family homes in New Jersey.

COMMERCIAL DEVELOPMENT

         The following summarizes Commercial Development's results for the quarter ended June 30, 2000 compared to the same period for the prior year (dollars and square feet in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Sales Revenues                               $          --    $         442
Rental Income                                        2,380              644
Cost of Sales                                           --             (288)
Selling, General & Administrative Expenses          (1,481)            (332)
Interest                                            (1,007)            (291)
                                             -------------    -------------
Operating (Loss) Earnings                    $        (108)   $         175
                                             =============    =============

Operating Square Feet                                1,043              490
                                             =============    =============

         During the quarter ended June 30, 2000, construction was completed on 67,000 square feet of office and industrial space. At June 30, 2000, the Company owned, either directly or through interests in joint ventures, 1,043,000 square feet of office and industrial buildings in California, Texas, Florida, North Carolina and Massachusetts. This space consists of twelve properties ranging in size from 11,000 square feet to 218,000 square feet. As of June 30, 2000, the occupancy level ranged from 28% to 100%, with an average occupancy level of 85%. The rental income from these properties increased during the quarter as compared to the same period last year due to the addition of 550,000 square feet of operating properties. Sales revenues for the quarter ended June 30, 1999 consisted of the sale of land in Texas.

MULTI-FAMILY DEVELOPMENT

         The following summarizes Multi-Family Development's ("Multi-Family") results for the quarter ended June 30, 2000 compared to the same period for the prior year (dollars in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Other Revenues - Joint Venture Earnings      $       1,004    $          --
Selling, General & Administrative Expenses            (476)            (535)
Interest                                                --              (12)
                                             -------------    -------------
Operating Earnings (Loss)                    $         528    $        (547)
                                             =============    =============

         During the quarter ended June 30, 2000, Multi-Family closed on the sale of a 182-unit apartment complex in College Station, Texas.

LAND SALES

         The following summarizes Land Sales' results for the three months ended June 30, 2000 compared to the same period for the prior year (dollars in thousands):

                                             ------------------------------
                                               For the Three Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2000             1999
                                             -------------    -------------
Sales Revenues                               $          --    $       4,653
Other Revenues                                         115               --
Cost of Sales                                           --           (4,247)
Selling, General & Administrative Expenses            (146)            (104)
                                             -------------    -------------
Operating (Loss) Earnings                    $         (31)   $         302
                                             =============    =============

         Other Revenues included $47,000 of earnings in joint ventures and $67,000 in interest income. Sales for the quarter ended June 30, 1999 comprised lot sales to Centex Homes in Naples, Florida totaling $3.1 million plus the sale of 5 acres of commercial property in The Colony, Texas.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended June 30, 2000, 1,346 Class C Preferred Partnership Units were issued in exchange for assets with a fair market value of $1.3 million. Also during the quarter ended June 30, 2000, the Companies drew $6.0 million on existing project loans.

         Development operations are not anticipated to provide a significant source of earnings or liquidity for the Companies for the next 12 to 18 months. As a result, the revenues, earnings and liquidity of the Companies will continue to be largely dependent on the sale of single-family homes, land sales, and the sale or permanent financing of development projects. The Companies believe that the cash flows from these sources will be sufficient to provide the necessary funding for current and future needs.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Companies' market risk from March 31, 2000. For more information regarding the Companies' market risk, refer to the Companies' Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (6) Exhibits

             Exhibit 27.2 - Financial Data Schedule

             Exhibit 27.3 - Financial Data Schedule

         (2) Reports on Form 8-K

             The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2000.

         All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         3333 HOLDING CORPORATION
                            --------------------------------------------------
                                                Registrant


August 11, 2000                          /s/ Stephen M. Weinberg
                            --------------------------------------------------
                                           Stephen M. Weinberg
                                          Director and President
                                      (principal executive officer)


August 11, 2000                             /s/ Todd D. Newman
                            --------------------------------------------------
                                              Todd D. Newman
                            Senior Vice President, Chief Financial Officer and
                                                Treasurer
                                     (principal financial officer and
                                        chief accounting officer)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CENTEX DEVELOPMENT COMPANY, L.P.
                            ---------------------------------------------------
                                                Registrant
                                     By: 3333 Development Corporation,
                                              General Partner

August 11, 2000                           /s/ Stephen M. Weinberg
                            ---------------------------------------------------
                                            Stephen M. Weinberg
                                          Director and President
                                       (principal executive officer)

August 11, 2000                             /s/ Todd D. Newman
                            ---------------------------------------------------
                                              Todd D. Newman
                            Senior Vice President, Chief Financial Officer and
                                                 Treasurer
                                     (principal financial officer and
                                         chief accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.            DESCRIPTION
-------          -----------

   27.1          Financial Data Schedule - Centex Corporation

   27.2          Financial Data Schedule - 3333 Holding Corporation

   27.3          Financial Data Schedule - Centex Development Company, L.P.