Form 10-Q
period 2000-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2000-11-13
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                               SEPTEMBER 30, 2000

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

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on October 31, 2000:


Centex Corporation                      Common Stock                                      59,049,283 shares
3333 Holding Corporation                Common Stock                                           1,000 shares
Centex Development Company, L.P.        Class A Unit of Limited Partnership Interest          32,260 units
Centex Development Company, L.P.        Class C Unit of Limited Partnership Interest          38,409 units

                      CENTEX CORPORATION AND SUBSIDIARIES
                    3333 HOLDING CORPORATION AND SUBSIDIARY
               CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                          Form 10-Q Table of Contents

                               SEPTEMBER 30, 2000


                      CENTEX CORPORATION AND SUBSIDIARIES

                                                                                                                        PAGE
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Consolidated Financial Statements                                                       1

                        Condensed Consolidated Statements of Earnings
                        for the Three Months Ended September 30, 2000                                                     2

                        Condensed Consolidated Statements of Earnings
                        for the Six Months Ended September 30, 2000                                                       3

                        Condensed Consolidated Balance Sheets                                                             4

                        Condensed Consolidated Statements of Cash Flows
                        for the Six Months Ended September 30, 2000                                                       6

                        Notes to Condensed Consolidated Financial Statements                                              7

            ITEM 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                                        18

            ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                                       29

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                                              30

            ITEM 6.     Exhibits and Reports on Form 8-K                                                                 30

SIGNATURES                                                                                                               31

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                                                                                                                        PAGE
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Condensed Combining Financial Statements                                                         32

                        Condensed Combining Statements of Operations
                        for the Three Months Ended September 30, 2000                                                    33

                        Condensed Combining Statements of Operations
                        for the Six Months Ended September 30, 2000                                                      34

                        Condensed Combining Balance Sheets                                                               35

                        Condensed Combining Statements of Cash Flows
                        for the Six Months Ended September 30, 2000                                                      36

                        Notes to Condensed Combining Financial Statements                                                37

            ITEM 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                                        44

            ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                                       49

PART II.    OTHER INFORMATION

            ITEM 4.     Submission of Matters to a Vote of Security Holders                                              50

            ITEM 6.     Exhibits and Reports on Form 8-K                                                                 50

SIGNATURES                                                                                                               51

                       CENTEX CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.

         The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries ("Centex" or the "Company"), and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                       ------------------------------
                                                         For the Three Months Ended
                                                               September 30,
                                                       ------------------------------
                                                            2000              1999
                                                       ------------      ------------
REVENUES
   Home Building
      Conventional Homes                               $  1,027,003      $    843,745
      Manufactured Homes                                     33,797            50,987
   Investment Real Estate                                     3,163             7,642
   Financial Services                                       106,500           120,477
   Construction Products                                     99,772           117,841
   Contracting and Construction Services                    330,445           288,751
                                                       ------------      ------------
                                                          1,600,680         1,429,443
                                                       ------------      ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                                    937,444           773,545
      Manufactured Homes                                     34,890            47,033
   Investment Real Estate                                    (3,910)           (1,369)
   Financial Services                                       104,295           108,027
   Construction Products                                     67,294            65,931
   Contracting and Construction Services                    323,879           283,636
   Other, net                                                (1,597)            1,054
   Corporate General and Administrative                       8,774             8,130
   Interest Expense                                          22,189            15,533
   Minority Interest                                         11,497            20,592
                                                       ------------      ------------
                                                          1,504,755         1,322,112
                                                       ------------      ------------

EARNINGS BEFORE INCOME TAXES                                 95,925           107,331
   Income Taxes                                              36,831            41,836
                                                       ------------      ------------

NET EARNINGS                                           $     59,094      $     65,495
                                                       ============      ============

EARNINGS PER SHARE
   Basic                                               $       1.00      $       1.10
                                                       ============      ============
   Diluted                                             $       0.98      $       1.07
                                                       ============      ============

AVERAGE SHARES OUTSTANDING
   Basic                                                 58,954,694        59,435,195
   Common Share Equivalents
      Options                                               949,184         1,446,764
      Convertible Debenture                                 400,000           400,000
                                                       ------------      ------------
   Diluted                                               60,303,878        61,281,959
                                                       ============      ============

CASH DIVIDENDS PER SHARE                               $       0.04      $       0.04
                                                       ============      ============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
REVENUES
   Home Building
      Conventional Homes                               $  1,914,025      $  1,598,356
      Manufactured Homes                                     70,283            98,818
   Investment Real Estate                                     6,644            11,449
   Financial Services                                       202,409           237,364
   Construction Products                                    200,097           215,021
   Contracting and Construction Services                    629,104           640,668
                                                       ------------      ------------
                                                          3,022,562         2,801,676
                                                       ------------      ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                                  1,751,916         1,469,008
      Manufactured Homes                                     71,473            93,669
   Investment Real Estate                                    (6,531)           (3,721)
   Financial Services                                       200,136           204,191
   Construction Products                                    131,464           127,784
   Contracting and Construction Services                    616,034           629,998
   Other, net                                                (1,917)            2,901
   Corporate General and Administrative                      17,505            15,338
   Interest Expense                                          43,955            27,361
   Minority Interest                                         24,533            34,706
                                                       ------------      ------------
                                                          2,848,568         2,601,235
                                                       ------------      ------------

EARNINGS BEFORE INCOME TAXES                                173,994           200,441
   Income Taxes                                              66,695            76,510
                                                       ------------      ------------

NET EARNINGS                                           $    107,299      $    123,931
                                                       ============      ============

EARNINGS PER SHARE
   Basic                                               $       1.82      $       2.08
                                                       ============      ============
   Diluted                                             $       1.79      $       2.02
                                                       ============      ============

AVERAGE SHARES OUTSTANDING
   Basic                                                 58,879,433        59,440,650
   Common Share Equivalents
      Options                                               800,202         1,604,945
      Convertible Debenture                                 400,000           400,000
                                                       ------------      ------------
   Diluted                                               60,079,635        61,445,595
                                                       ============      ============

CASH DIVIDENDS PER SHARE                               $       0.08      $       0.08
                                                       ============      ============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       -------------------------------
                                                             Centex Corporation
                                                              and Subsidiaries
                                                       -------------------------------
                                                       September 30,        March 31,
                                                           2000*              2000**
                                                       ------------       ------------
ASSETS
Cash and Cash Equivalents                              $    202,280       $    139,563
Receivables -
   Residential Mortgage Loans                             1,203,515            409,697
   Other                                                    539,672            483,381
Inventories                                               2,141,687          1,954,037
Investments -
   Centex Development Company, L.P.                          89,231             65,550
   Joint Ventures and Other                                  72,606             65,944
   Unconsolidated Subsidiaries                                   --                 --
Property and Equipment, net                                 368,421            360,604
Other Assets -
   Deferred Income Taxes                                     48,840             49,907
   Goodwill, net                                            256,340            251,780
   Mortgage Securitization Residual Interest                159,592            160,999
   Deferred Charges and Other                               146,396             97,278
                                                       ------------       ------------
                                                       $  5,228,580       $  4,038,740
                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities               $  1,117,378       $  1,125,807
Short-term Debt                                             750,185            562,235
Long-term Debt                                            1,650,307            751,160
Payables to Affiliates                                           --                 --
Minority Stockholders' Interest                             140,189            129,352
Negative Goodwill                                            42,837             50,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                        --                 --
   Common Stock $.25 Par Value; Authorized
      100,000,000 Shares; Issued and Outstanding
      59,045,083 and 58,806,217 respectively                 14,761             14,702
   Capital in Excess of Par Value                             4,420                 --
   Retained Earnings                                      1,508,480          1,405,895
   Accumulated Other Comprehensive Income (Loss)                 23             (1,248)
                                                       ------------       ------------
Total Stockholders' Equity                                1,527,684          1,419,349
                                                       ------------       ------------
                                                       $  5,228,580       $  4,038,740
                                                       ============       ============


See notes to condensed consolidated financial statements.

*  Unaudited
** Condensed from audited financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

--------------------------------------------------------------------
       Centex Corporation                   Financial Services
------------------------------        ------------------------------
September 30,       March 31,         September 30,       March 31,
    2000*             2000**              2000*             2000**
------------      ------------        ------------      ------------
$    172,685      $    123,411        $     29,595      $     16,152

          --                --           1,203,515           409,697
     449,141           418,810              90,531            64,571
   2,128,207         1,945,899              13,480             8,138

      89,231            65,550                  --                --
      72,606            65,944                  --                --
     293,793           267,177                  --                --
     328,886           319,255              39,535            41,349

      13,502            24,018              35,338            25,889
     238,882           233,059              17,458            18,721
          --                --             159,592           160,999
     117,534            71,302              28,862            25,976
------------      ------------        ------------      ------------
$  3,904,467      $  3,534,425        $  1,617,906      $    771,492
============      ============        ============      ============


$  1,044,694      $  1,038,641        $     72,684      $     87,166
     242,121           146,908             508,064           415,327
     909,359           751,160             740,948                --
          --                --              59,232            64,246
     137,772           127,530               2,417             1,822
      42,837            50,837                  --                --


          --                --                  --                --


      14,761            14,702                   1                 1
       4,420                --             180,467           150,467
   1,508,480         1,405,895              54,093            52,463
          23            (1,248)                 --                --
------------      ------------        ------------      ------------
   1,527,684         1,419,349             234,561           202,931
------------      ------------        ------------      ------------
$  3,904,467      $  3,534,425        $  1,617,906      $    771,492
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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                         ------------------------------
                                                            For the Six Months Ended
                                                                   September 30,
                                                         ------------------------------
                                                             2000              1999
                                                         ------------      ------------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                          $    107,299      $    123,931
   Adjustments -
      Depreciation and Amortization                            27,027            21,985
      Deferred Income Taxes                                      (204)            5,552
   Equity in Earnings of Centex Development
        Company, L.P. and Joint Ventures                         (984)             (212)
   Minority Interest, net of taxes                             15,603            22,408
   (Increase) Decrease in Receivables                         (56,291)           23,370
   (Increase) Decrease in Residential Mortgage Loans         (793,818)          250,261
   Increase in Inventories                                   (190,977)         (327,986)
   Decrease in Payables and Accruals                           (7,843)          (13,596)
   Increase in Other Assets                                   (62,789)          (86,564)
   Other, net                                                  (4,766)          (15,207)
                                                         ------------      ------------
                                                             (967,743)            3,942
                                                         ------------      ------------
CASH FLOWS - INVESTING ACTIVITIES
   Increase in Advances to Centex Development
        Company, L.P. and Joint Ventures                      (26,032)          (21,629)
   Acquisition of Home Building Operations                         --           (74,119)
   Other Acquisitions                                              --            (9,349)
   Increase in Property and Equipment, net                    (31,055)          (30,503)
                                                         ------------      ------------
                                                              (57,087)         (135,600)
                                                         ------------      ------------
CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Debt -
      Secured by Residential Mortgage Loans                   833,685          (183,591)
      Other                                                   253,412           339,460
   Retirement of Common Stock                                    (784)          (14,410)
   Proceeds from Stock Option Exercises                         5,263             7,158
   Dividends Paid                                              (4,714)           (4,755)
                                                         ------------      ------------
                                                            1,086,862           143,862
                                                         ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           685               (32)
                                                         ------------      ------------

NET INCREASE IN CASH                                           62,717            12,172

CASH AT BEGINNING OF PERIOD                                   139,563           111,268
                                                         ------------      ------------

CASH AT END OF PERIOD                                    $    202,280      $    123,440
                                                         ============      ============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                             (Dollars in thousands)
                                   (unaudited)



(A) A summary of comprehensive income for the three and six months ended September 30, 2000 is presented below:

                                                --------------------------       ------------------------
                                                For the Three Months Ended       For the Six Months Ended
                                                    September 30, 2000              September 30, 2000
                                                --------------------------       ------------------------
Net Earnings                                           $     59,094                    $    107,299
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustments                  (197)                           (467)
     Unrealized Gain on Investment                            1,738                           1,738
                                                       ------------                    ------------
Comprehensive Income                                   $     60,635                    $    108,570
                                                       ============                    ============

         The Foreign Currency Translation Adjustments are the result of Centex's investment in Centex Development Company, L.P. and subsidiaries. For additional information on Centex Development Company L.P. and subsidiaries, see their separate financial statements included elsewhere in this report. The Unrealized Gain on Investment is the result of a mark-to-market adjustment to securities available for sale held by the Company's 65.3%-owned subsidiary, Centex Construction Products, Inc.

(B) A summary of changes in stockholders' equity is presented below:


                                                                                                   Accumulated
                                                                 Capital in                           Other
                                 Preferred        Common        Excess of Par       Retained      Comprehensive
                                   Stock          Stock            Value            Earnings      Income (Loss)      Total
                                ------------   ------------     ------------      ------------    ------------    ------------
Balance, March 31, 2000         $         --   $     14,702     $         --      $  1,405,895    $     (1,248)   $  1,419,349

  Net Earnings                            --             --               --           107,299              --         107,299
  Exercise of Stock Options               --             68            5,195                --              --           5,263
  Retirement of 35,400 Shares             --             (9)            (775)               --              --            (784)
  Cash Dividends                          --             --               --            (4,714)             --          (4,714)
  Unrealized Gain on
     Investments                          --             --               --                --           1,738           1,738
  Foreign Currency
     Translation Adjustments              --             --               --                --            (467)           (467)
                                ------------   ------------     ------------      ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2000     $         --   $     14,761     $      4,420      $  1,508,480    $         23    $  1,527,684
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

         The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and independent board of Holding manage how the Partnership conducts its activities, including the sales, development, maintenance and zoning of properties. The general partner may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company's interest in the cash and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

         During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Limited Partnership Units ("Class C Units"). Additionally, during fiscal 1998, the 1,000 Class A Units were converted to 32,260 new Class A Units. As of September 30, 2000, 38,409 Class C Units had been issued in exchange for assets with a fair market value of $38.4 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, as the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, defined as its capital contributions, adjusted for cash distributions representing return of the capital contributions. Unrecovered Capital as of September 30, 2000 totaled $71 million. Preference payments in arrears at September 30, 2000 amounted to $18 million. No preference payments were made during fiscal 2000 or fiscal 2001 year to date.

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

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS

                                                            ------------------------------
                                                            SEPTEMBER 30,       March 31,
                                                                2000              2000*
                                                            ------------      ------------
ASSETS
   Cash and Cash Equivalents                                $    208,248      $    197,877
   Receivables                                                 1,750,377           907,367
   Inventories                                                 2,590,913         2,343,682
   Investments in Joint Ventures and Other                        72,689            68,539
   Property and Equipment, net                                   371,673           364,182
   Other Assets                                                  661,918           599,526
                                                            ------------      ------------
                                                            $  5,655,818      $  4,481,173
                                                            ============      ============

Liabilities And Stockholders' Equity
   Accounts Payable and Accrued Liabilities                 $  1,225,514      $  1,244,500
   Short-term Debt                                             1,015,070           834,897
   Long-term Debt                                              1,704,524           802,238
   Minority Stockholders' Interest                               140,189           129,352
   Negative Goodwill                                              42,837            50,837
   Stockholders' Equity                                        1,527,684         1,419,349
                                                            ------------      ------------
                                                            $  5,655,818      $  4,481,173
                                                            ============      ============


* Condensed from audited financial statements.


SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS

                                             -----------------------------
                                                For the Six Months Ended
                                                      September 30,
                                             -----------------------------
                                                 2000             1999
                                             ------------     ------------
Revenues                                     $  3,163,576     $  2,970,072
Costs and Expenses                              2,989,525        2,769,059
                                             ------------     ------------
Earnings Before Income Taxes                      174,051          201,013
Income Taxes                                       66,752           77,082
                                             ------------     ------------
NET EARNINGS                                      107,299          123,931
Other Comprehensive Income (Loss)                   1,271              (32)
                                             ------------     ------------
COMPREHENSIVE INCOME                         $    108,570     $    123,899
                                             ============     ============

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

         In order to ensure the future availability of land for home building, the Company has made deposits totaling approximately $59 million as of September 30, 2000 for options to purchase undeveloped land and developed lots having a total purchase price of approximately $1.4 billion. These options and commitments expire at various dates through the year 2006. The Company has committed to purchase for approximately $0.5 million certain developed lots from the Partnership.

(E) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to non-financial services is included in interest expense. For the three and six month periods ending September 30, 2000, total interest expense is net of $2,750 of interest capitalized to qualifying assets, principally within the Home Building business segment.

                                        ------------------------------
                                          For the Three Months Ended
                                                September 30,
                                        ------------------------------
                                            2000              1999
                                        ------------      ------------
Total Interest Expense                  $     43,059      $     35,063
Less - Financial Services                    (20,870)          (19,530)
                                        ------------      ------------
Interest Expense, net                   $     22,189      $     15,533
                                        ============      ============



                                        ------------------------------
                                           For the Six Months Ended
                                                September 30,
                                        ------------------------------
                                            2000              1999
                                        ------------      ------------
Total Interest Expense                  $     76,933      $     63,385
Less - Financial Services                    (32,978)          (36,024)
                                        ------------      ------------
Interest Expense, net                   $     43,955      $     27,361
                                        ============      ============


(F) In April 1994, Centex Construction Products, Inc. ("Construction Products") completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP." Centex's ownership interest in CXP was 65.3% as of September 30, 2000, 64.4% as of March 31, 2000, and 62.6% as of September 30, 1999.

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

         Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in Centex Development Company, L.P. (approximately $89.2 million) is included in the Investment Real Estate segment.


HOME BUILDING

CONVENTIONAL HOMES

         Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. The following tables set forth financial information relating to the Conventional Homes operations.


                                                       --------------------------
                                                       For the Three Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                          (Dollars in millions)
Revenues                                               $  1,027.0      $    843.7
Cost of Sales                                              (789.3)         (651.1)
Selling, General & Administrative Expenses                 (148.1)         (122.4)
                                                       ----------      ----------
Operating Earnings                                     $     89.6      $     70.2
                                                       ==========      ==========


                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
                                                           (Dollars in millions)
Revenues                                               $    1,914.0      $    1,598.3
Cost of Sales                                              (1,468.8)         (1,232.4)
Selling, General & Administrative Expenses                   (283.1)           (236.6)
                                                       ------------      ------------
Operating Earnings                                     $      162.1      $      129.3
                                                       ============      ============

MANUFACTURED HOMES

         Manufactured Homes operations involve the manufacture of residential and park model homes and the sale of these homes through a network of Company-owned and independent dealers. The following tables set forth financial information relating to the Manufactured Homes operations.

                                                       --------------------------
                                                       For the Three Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                          (Dollars in millions)

Revenues                                               $     33.8      $     51.0
Cost of Sales                                               (27.3)          (39.0)
Selling, General & Administrative Expenses                   (7.6)           (8.0)
                                                       ----------      ----------
Operating (Loss) Earnings                                    (1.1)            4.0
Minority Interest                                              --            (0.8)
                                                       ----------      ----------
Net Operating (Loss) Earnings to Centex                $     (1.1)     $      3.2
                                                       ==========      ==========


                                                       --------------------------
                                                        For the Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                         (Dollars in millions)

Revenues                                               $     70.3      $     98.8
Cost of Sales                                               (56.6)          (77.6)
Selling, General & Administrative Expenses                  (14.9)          (16.1)
                                                       ----------      ----------
Operating (Loss) Earnings                                    (1.2)            5.1
Minority Interest                                              --            (1.0)
                                                       ----------      ----------
Net Operating (Loss) Earnings to Centex                $     (1.2)     $      4.1
                                                       ==========      ==========


INVESTMENT REAL ESTATE

         Investment Real Estate operations involve the development of land relating primarily to multi-family, industrial, office, retail and mixed-use projects. The following tables set forth financial information relating to the Investment Real Estate operations.

                                                       --------------------------
                                                       For the Three Months Ended
                                                             September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                          (Dollars in millions)
Revenues                                               $      3.1      $      7.6
Cost of Sales                                                  --            (0.9)
Selling, General & Administrative Expenses                     --            (1.7)
Negative Goodwill Amortization                                4.0             4.0
                                                       ----------      ----------
Operating Earnings                                     $      7.1      $      9.0
                                                       ==========      ==========

                                                       --------------------------
                                                        For the Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                         (Dollars in millions)
Revenues                                               $      6.6      $     11.4
Cost of Sales                                                (0.3)           (1.1)
Selling, General & Administrative Expenses                   (1.1)           (3.1)
Negative Goodwill Amortization                                8.0             8.0
                                                       ----------      ----------
Operating Earnings                                     $     13.2      $     15.2
                                                       ==========      ==========

         Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $2.9 and $4.7 million for the three and six months ended September 30, 2000 and $5.9 million and $8.9 million for the three and six months periods last year. As of September 30, 2000, the Investment Real Estate Group had approximately $34.9 million of nominally valued assets.

FINANCIAL SERVICES

         Financial Services operations involve the financing of conventional homes, home equity and sub-prime lending, and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others. The following tables set forth financial information relating to the Financial Services operations.


                                                       --------------------------
                                                       For the Three Months Ended
                                                             September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                         (Dollars in millions)
Revenues*                                              $    106.5      $    120.5
Selling, General & Administrative Expenses                  (83.4)          (88.5)
Interest Expense                                            (20.9)          (19.5)
                                                       ----------      ----------
Operating Earnings                                     $      2.2      $     12.5
                                                       ==========      ==========

       * Financial Services revenues include interest income of $25.9 million and $27.4 million for the three months ended September 30, 2000 and 1999, respectively.

                                                       --------------------------
                                                        For the Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                          (Dollars in millions)
Revenues*                                              $    202.4      $    237.4
Selling, General & Administrative Expenses                 (167.1)         (168.2)
Interest Expense                                            (33.0)          (36.0)
                                                       ----------      ----------
Operating Earnings                                     $      2.3      $     33.2
                                                       ==========      ==========

       * Financial Services revenues include interest income of $42.0 million and $51.0 million for the six months ended September 30, 2000 and 1999, respectively.

        Securitizations entered into prior to March 31, 2000 by Financial Services' Centex Home Equity Corporation subsidiary ("Home Equity") had legal and economic structures that caused them to be accounted for as sales. The resulting gains on such sales were reported as revenues during the month in which the securitizations closed. Home Equity has changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change from accounting for the securitizations as sales to borrowings will have no effect on the profit recognized over the life of each mortgage loan, the change does affect the timing of profit recognition. The approximate impact of this change for the first two quarters of fiscal 2001 was to reduce Home Equity's pre-tax earnings by $10.7 million and $22.2 million for the three and six months ended September 30, 2000, respectively, from the amount it would have reported if the securitizations had been structured as sales.

CONSTRUCTION PRODUCTS

         Construction Products operations involve the manufacture, production, distribution, and sale of cement, gypsum wallboard, and aggregates and readymix concrete. The following tables set forth financial information relating to the Construction Products operations.

                                                       --------------------------
                                                       For the Three Months Ended
                                                             September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                         (Dollars in millions)
Revenues                                               $     99.8      $    117.8
Interest Income                                               2.0             0.7
Cost of Sales                                               (67.7)          (65.7)
Selling, General & Administrative Expenses                   (1.6)           (0.9)
                                                       ----------      ----------
Operating Earnings                                           32.5            51.9
Minority Interest                                           (11.5)          (19.8)
                                                       ----------      ----------
Net Operating Earnings to Centex                       $     21.0      $     32.1
                                                       ==========      ==========




                                                       --------------------------
                                                        For the Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                         (Dollars in millions)
Revenues                                               $    200.1      $    215.0
Interest Income                                               3.7             1.2
Cost of Sales                                              (131.9)         (126.7)
Selling, General & Administrative Expenses                   (3.3)           (2.3)
                                                       ----------      ----------
Operating Earnings                                           68.6            87.2
Minority Interest                                           (24.5)          (33.7)
                                                       ----------      ----------
Net Operating Earnings to Centex                       $     44.1      $     53.5
                                                       ==========      ==========

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

                                                       --------------------------
                                                       For the Three Months Ended
                                                             September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                          (Dollars in millions)
Revenues                                               $    330.4      $    288.8
Construction Contract Costs                                (310.0)         (272.4)
Selling, General & Administrative Expenses                  (13.8)          (11.3)
                                                       ----------      ----------
Operating Income, as reported                                 6.6             5.1
Intercompany Interest Income*                                 2.1             2.1
                                                       ----------      ----------
Total Economic Return                                  $      8.7      $      7.2
                                                       ==========      ==========



                                                       --------------------------
                                                        For the Six Months Ended
                                                             September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                          (Dollars in millions)
Revenues                                               $    629.1      $    640.7
Construction Contract Costs                                (589.1)         (606.0)
Selling, General & Administrative Expenses                  (26.9)          (24.0)
                                                       ----------      ----------
Operating Income, as reported                                13.1            10.7
Intercompany Interest Income*                                 4.4             4.3
                                                       ----------      ----------
Total Economic Return                                  $     17.5      $     15.0
                                                       ==========      ==========

       * The "net assets" position of the Contracting and Construction Services segment provides significant cash flow because payables and accruals consistently exceed identifiable assets. Intercompany interest income is computed on the group's cash flow in excess of its equity.

CORPORATE AND OTHER, NET

         Corporate general and administrative expenses represent salaries and other costs not identifiable with a specific segment. Other, net includes new business initiatives and other businesses which are not mature enough to stand alone as separate business segments. The following tables summarize financial information relating to the Corporate and Other, net segments.

                                                       --------------------------
                                                       For the Three Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
                                                          (Dollars in millions)
Corporate General and Administrative Expenses          $     (8.8)     $     (8.1)
                                                       ==========      ==========
Operating Earnings (Loss)-Other, net                   $      1.6      $     (1.1)
                                                       ==========      ==========

                                                       --------------------------
                                                       For the Six Months Ended
                                                              September 30,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
                                                          (Dollars in millions)
Corporate General and Administrative Expenses          $    (17.5)    $    (15.3)
                                                       ==========     ==========
Operating Earnings (Loss)-Other, net                   $      1.9     $     (2.9)
                                                       ==========     ==========

(J) The computation of diluted earnings per share excludes anti-dilutive options to purchase 4,245,000 common shares at an average price of $37.04, and 5,213,000 common shares at an average price of $34.64 for the three months and six months ended September 30, 2000, respectively. All anti-dilutive options have expiration dates ranging from September 2007 to September 2010.

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

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries most of SFAS 125's provisions without reconsideration. This statement will become effective for the Company in April 2001. The Company is in the process of assessing the impact SFAS Nos. 133, 138, and 140 will have on its financial statements.

(L) During November 2000 Construction Products purchased certain strategic assets from Republic Group LLC (formerly Republic Group Incorporated). The purchase price was approximately $392 million, including the assumption of $100 million of subordinated debt. Funding came from cash on hand and borrowings under Construction Products' $325 million senior credit facility entered into during November 2000.

         The principal strategic assets acquired were: the 1.1 billion square foot gypsum wallboard plant located in Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; the recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; the 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations will be operated by Construction Products' American Gypsum Company located in Albuquerque, New Mexico. The paper operations will be located in Lawton, Oklahoma, and will focus primarily on the gypsum wallboard paper business.

(M) Certain prior year balances have been reclassified to be consistent with the September 30, 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Centex's consolidated revenues for the three months ended September 30, 2000 were $1.6 billion, a 12% increase over $1.4 billion for the same period last year. Earnings before income taxes were $95.9 million, 11% lower than $107.3 million last year. Net earnings for the three months ended September 30, 2000 were $59.1 million, a 10% decrease from net earnings of $65.5 million for the same period last year.

         For the six months ended September 30, 2000, consolidated revenues totaled $3.0 billion, 8% higher than $2.8 billion for the same period last year. Earnings before income taxes were $174.0 million, 13% lower than $200.4 million for the same period last year. Net earnings were $107.3 million for the six months ended September 30, 2000, a 13% decrease from net earnings of $123.9 million for the same period last year.

HOME BUILDING

CONVENTIONAL HOMES

         The following summarizes Conventional Homes' results for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 (dollars in millions, except per unit data):

                                                       ------------------------------------------------------------
                                                                  For the Three Months Ended September 30,
                                                       ------------------------------------------------------------
                                                                  2000                              1999
                                                       ---------------------------       --------------------------

Conventional Homes Revenues                            $  1,027.0            100.0%      $    843.7           100.0%
Cost of Sales                                              (789.3)           (76.9%)         (651.1)          (77.2%)
Selling, General & Administrative Expenses                 (148.1)           (14.4%)         (122.4)          (14.5%)
                                                       ----------       ----------       ----------      ----------
Operating Earnings                                     $     89.6              8.7%      $     70.2             8.3%
                                                       ==========       ==========       ==========      ==========
Units Closed                                                4,901                             4,425
    % Change                                                 10.8%                             27.6%
Unit Sales Price                                       $  203,900                        $  187,700
    % Change                                                  8.6%                              1.7%
Operating Earnings Per Unit                            $   18,274                        $   15,684
    % Change                                                 15.2%                              5.4%

                                                       ------------------------------------------------------------
                                                                  For the Six Months Ended September 30,
                                                       ------------------------------------------------------------
                                                                  2000                              1999
                                                       ---------------------------       --------------------------
Conventional Homes Revenues                            $  1,914.0            100.0%      $  1,598.3           100.0%
Cost of Sales                                            (1,468.8)           (76.7%)       (1,232.4)          (77.1%)
Selling, General & Administrative Expenses                 (283.1)           (14.8%)         (236.6)          (14.8%)
                                                       ----------       ----------       ----------      ----------
Operating Earnings                                     $    162.1              8.5%      $    129.3             8.1%
                                                       ==========       ==========       ==========      ==========
Units Closed                                                9,309                             8,359
    % Change                                                 11.4%                             29.6%
Unit Sales Price                                       $  200,308                        $  188,127
    % Change                                                  6.5%                              2.0%
Operating Earnings Per Unit                            $   17,414                        $   15,474
    % Change                                                 12.5%                              7.5%

         Conventional Homes' revenues for the three months and six months ended September 30, 2000 increased by $183.3 million and $315.7 million, respectively from revenues for the corresponding periods last year. These improvements resulted from an increased number of existing operating neighborhoods along with a higher average unit selling price compared to the fiscal 2000 per unit sales price.

         Operating earnings for the three and six months ended September 30, 2000 were 8.7% and 8.5% as a percentage of revenue and approximately $18,274 and $17,414 on a per unit basis compared to operating earnings of 8.3% and 8.1% of revenue and approximately $15,864 and $15,474 on a per unit basis for the same periods last year.

         Home sales (orders) totaled 5,338 units during the three months ended September 30, 2000, compared to 4,328 units during the same quarter a year ago, representing a 23% increase. Home sales (orders) totaled 10,875 units during the six months ended September 30, 2000 compared to last year's 9,102 units for the same period. The backlog of homes sold but not closed at September 30, 2000 was 9,145 units, 17% more than the 7,819 units for the same period a year ago.

MANUFACTURED HOMES

         The following summarizes Manufactured Homes' results for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 (dollars in millions):

                                                       -------------------------------------------------------------
                                                                 For the Three Months Ended September 30,
                                                       -------------------------------------------------------------
                                                                  2000                              1999
                                                       ---------------------------       ---------------------------
Manufactured Homes Revenues (Construction)             $     21.2            100.0%      $     32.9            100.0%
Cost of Sales                                               (18.1)           (85.5%)          (24.5)           (74.5%)
Selling, General & Administrative Expenses                   (2.5)           (11.6%)           (3.7)           (11.2%)
                                                       ----------       ----------       ----------       ----------
                                                              0.6              2.9%             4.7             14.3%
                                                       ----------       ==========       ----------       ==========
Retail Sales Revenues                                        11.4            100.0%            18.0            100.0%
Cost of Sales                                                (9.1)           (80.0%)          (14.4)           (79.8%)
Selling, General & Administrative Expenses                   (2.9)           (25.6%)           (3.5)           (19.6%)
                                                       ----------       ----------       ----------       ----------
                                                             (0.6)            (5.6%)            0.1              0.6%
                                                       ----------       ==========       ----------       ==========
Construction and Retail Earnings                              0.0                               4.8
Subdivision Development Activities                           (0.2)                               --
Goodwill Amortization                                        (0.9)                             (0.8)
Minority Interest                                              --                              (0.8)
                                                       ----------                        ----------
Group Operating (Loss) Earnings                        $     (1.1)                       $      3.2
                                                       ==========                        ==========

Units Sold                                                  1,129                             1,438

                                                       -------------------------------------------------------------
                                                                   For the Six Months Ended September 30,
                                                       -------------------------------------------------------------
                                                                   2000                              1999
                                                       ---------------------------       ---------------------------
Manufactured Homes Revenues (Construction)             $     45.1            100.0%      $     67.7            100.0%
Cost of Sales                                               (37.2)           (82.4%)          (52.8)           (77.9%)
Selling, General & Administrative Expenses                   (5.9)           (13.1%)           (7.4)           (10.9%)
                                                       ----------       ----------       ----------       ----------
                                                              2.0              4.5%             7.5             11.2%
                                                       ----------       ==========       ----------       ==========
Retail Sales Revenues                                        24.0            100.0%            31.1            100.0%
Cost of Sales                                               (19.4)           (80.9%)          (24.9)           (79.9%)
Selling, General & Administrative Expenses                   (5.9)           (24.6%)           (6.9)           (22.3%)
                                                       ----------       ----------       ----------       ----------
                                                             (1.3)            (5.5%)           (0.7)            (2.2%)
                                                       ----------       ==========       ----------       ==========
Construction and Retail Earnings                              0.7                               6.8
Subdivision Development Activities                           (0.2)                               --
Goodwill Amortization                                        (1.7)                             (1.7)
Minority Interest                                              --                              (1.0)
                                                       ----------                        ----------
Group Operating (Loss) Earnings                        $     (1.2)                       $      4.1
                                                       ==========                        ==========

Units Sold                                                  2,355                             3,222


         Manufactured Homes currently operates four manufacturing plants: three in the Phoenix, Arizona area, and one in central Texas, and also operates 23 retail locations. As a consequence of increased interest rates, the reduced availability of financing, and corresponding reduced consumer demand, Manufactured Housing's construction sales and retail sales for the three and six months ended September 30, 2000 declined from the corresponding fiscal 2000 amounts. In response, management has idled its New Mexico plant and slowed production in its other plants until the return of more favorable market conditions.

INVESTMENT REAL ESTATE

         The following summarizes Investment Real Estate's results for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 (dollars in millions):

                                                       --------------------------
                                                       For the Three Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
Revenues                                               $      3.1      $      7.6
                                                       ==========      ==========
Operating Earnings                                     $      7.1      $      9.0
                                                       ==========      ==========

                                                       -------------------------
                                                       For the Six Months Ended
                                                              September 30,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
Revenues                                               $      6.6     $     11.4
                                                       ==========     ==========
Operating Earnings                                     $     13.2     $     15.2
                                                       ==========     ==========

         For the three and six months ended September 30, 2000, Centex's Investment Real Estate operations, through which all investment property transactions are reported, had operating earnings of $7.1 and $13.2 million, respectively, 22% and 13% lower than $9.0 and $15.2 million for the same periods a year ago. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $2.9 million and $5.9 million for the three months ended September 30, 2000 and 1999, and $4.7 million and $8.9 million for the six months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the Investment Real Estate Group has approximately $34.9 million of nominally valued assets which are expected to be sold over the next three years.

         Negative goodwill amortization was $4 million in the three month periods ended September 30, 2000 and 1999, and $8 million in the six month periods ended September 30, 2000 and 1999.

FINANCIAL SERVICES

         The following summarizes Financial Services' results for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 (dollars in millions):

                                                                    -------------------------
                                                                    For the Three Months Ended
                                                                           September 30,
                                                                    -------------------------
                                                                       2000           1999
                                                                    ----------     ----------
Revenues                                                            $    106.5     $    120.5
                                                                    ==========     ==========
Operating Earnings                                                  $      2.2     $     12.5
                                                                    ==========     ==========
Origination Volume                                                  $    2,476     $    2,402
                                                                    ==========     ==========

Number of Loans Originated
         CTX Mortgage Company ("CTX Mortgage")
              Centex-built Homes ("Builder")                             2,839          2,571
              Non-Centex-built Homes ("Retail")                         11,263         12,845
                                                                    ----------     ----------
                                                                        14,102         15,416
         Centex Home Equity Corporation ("Home Equity")                  7,317          5,031
         Centex Finance Company (closed during fiscal 2000)                 --            304
                                                                    ----------     ----------
                                                                        21,419         20,751
                                                                    ==========     ==========

                                                                      -------------------------
                                                                      For the Six Months Ended
                                                                             September 30,
                                                                      -------------------------
                                                                         2000           1999
                                                                      ----------     ----------
Revenues                                                              $    202.4     $    237.4
                                                                      ==========     ==========
Operating Earnings                                                    $      2.3     $     33.2
                                                                      ==========     ==========
Origination Volume                                                    $    4,855     $    5,170
                                                                      ==========     ==========

Number of Loans Originated
         CTX Mortgage
                Builder                                                    5,305          5,040
                Retail                                                    22,962         28,470
                                                                      ----------     ----------
                                                                          28,267         33,510
         Home Equity                                                      13,746          9,870
         Centex Finance Company (closed during fiscal 2000)                   --            472
                                                                      ----------     ----------
                                                                          42,013         43,852
                                                                      ==========     ==========


         Financial Services' operating earnings for the three months ended September 30, 2000 were $2.2 million compared to $12.5 million for the three months ended September 30, 1999. For the six months ended September 30, 2000, operating earnings were $2.3 million compared to $33.2 million for the same period last year.

         Financial Services' revenues for the second quarter of fiscal 2001 were $106.5 million versus $120.5 million for the prior year's second quarter, and $202.4 million for the first six months of fiscal 2001 compared to $237.4 million for the same period last year. Gains on sales of mortgage loans receivable, a component of Financial Services' revenues, decreased to $47.4 million for the quarter ended September 30, 2000 from $76.5 million for the comparable quarter of the prior year, and to $88.0 million for the six months ended September 30, 2000 as compared to $142.9 million for the first six months of fiscal 2000. This decline is primarily due to the change, discussed below, in the method of accounting for securitizations completed by Home Equity.

         CTX Mortgage's operating earnings totaled $5.6 million for the three months ended September 30, 2000 and $10.8 million for the six months ended September 30, 2000, 27% and 56%, respectively, less than earnings of $7.6 million and $24.8 million, respectively for the comparable periods of fiscal year 2000. The decline in CTX Mortgage's operating earnings is primarily due to an increase in interest rates compared to the first half of fiscal 2000, which has resulted in a decrease in refinancing activity, a more competitive pricing environment, and a change in product mix to a greater volume of adjustable rate loans, which have lower profit margins. Originations for the six months ended September 30, 2000 totaled 28,267 compared to 33,510 originations in the first half of fiscal year 2000. The per-loan profit for the six months ended September 30, 2000 was $383, 48% lower than $739 for the same six months of last fiscal year. CTX Mortgage's total mortgage applications for the three months ended September 30, 2000 increased 10% to 15,368 from 14,019 applications for the same period last year. For the six months ended September 30, 2000, CTX Mortgage's applications decreased to 31,196 from 33,013 for the same period last year.

         Home Equity reported operating losses of $3.4 million and $8.5 million, respectively, for the quarter and six months ended September 30, 2000, compared to operating earnings of $6.0 million and $10.5 million, respectively, for the comparable periods last fiscal year. As discussed below, this decline primarily resulted from accounting for the $400 million in securitizations completed during the quarter ended September 30, 2000 and $750 million in securitizations year-to-date in fiscal 2001 as borrowings rather than as sales.

         Home Equity's originations for the three months ended September 30, 2000 were 7,317, a 45% increase over 5,031 originations for the same period last year. Originations for the six months ended September 30, 2000 were 13,746, a 39% increase over 9,870 originations for the same period in the prior year. Loan volume for the three months ended September 30, 2000 was $457 million, a 43% increase over the same period a year ago. Loan volume for the six months ended September 30, 2000 was $853 million, a 34% increase over the same period in the prior year. Loan volume for the three and six months ended September 30, 2000 was favorably impacted by the opening of new operating locations during the later quarters of fiscal 2000 plus generally increased activity. Home Equity's sub-prime applications totaled 37,095 for the quarter ended September 30, 2000, an increase of 29% over the 28,781 applications for the same period last year. Home Equity's sub-prime applications totaled 74,748 for the six months ended September 30, 2000, an increase of 30% over the 57,444 applications for the same period last year.

         During the quarter ended September 30, 2000, Home Equity completed $400 million in loan securitizations, compared to $415 million of loan securitizations during the second quarter of fiscal 2000. For the six months ended September 30, 2000, Home Equity completed securitizations totaling $750 million, compared to $700 million in securitizations for the same period last year. Home Equity retains the servicing rights associated with these securitized loans and is the long-term servicer of these loans. Service fee income related to this long-term servicing was $5.9 million in the three months ended September 30, 2000, a 74% increase from the $3.4 million in the same period last year. For the six months ended September 30, 2000, service fee revenue was $11.0 million compared to $6.0 million for the same period a year ago.

         Home Equity's securitizations entered into prior to March 31, 2000 had legal and economic structures that caused them to be accounted for as sales, and the resulting gains on such sales were reported as revenues during the month in which the securitization closed. Home Equity has changed the structure for securitizations occurring subsequent to March 31, 2000, such that all securitizations during fiscal 2001 and subsequent years are being accounted for as borrowings. Although the change from accounting for the securitizations as sales to borrowings will have no effect on the profit recognized over the life of each mortgage loan, the change does affect the timing of profit recognition. The approximate impact of this change was to reduce Home Equity's pre-tax earnings by $10.7 million and $22.2 million, respectively, for the three and six months ended September 30, 2000, from the amount it would have reported if the securitizations had been structured as sales.

         In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. Interest income decreased 5% for the quarter ended September 30, 2000 to $25.9 million from $27.4 million for the same quarter of last fiscal year. Interest income decreased 18% for the six months ended September 30, 2000 to $42 million from $51 million for the same period last year. Interest expense for the quarter ended September 30, 2000 was $20.9 million, a 7% increase from $19.5 million for the second quarter of last fiscal year. Interest expense for the six months ended September 30, 2000 was $33 million, an 8% decrease from $36 million for the same period last year. The decrease in net interest income was due to the reduction in the inventory of loans sold to Centex Home Mortgage, LLC, as discussed below, and the compression of spread between mortgage rates and short-term interest rates.

         Until the third quarter of fiscal 2000, substantially all of the mortgage loans generated by CTX Mortgage were sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter. In mid-December 1999, CTX Mortgage began to sell the majority of its mortgage loans to Centex Home Mortgage, LLC ("CHM"), a non-affiliated limited liability company. This arrangement is discussed in more detail in the Financial Condition and Liquidity section below. Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis.

         Financial Services' other sources of income include, among other things, loan origination fees, servicing fee income, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

         The following summarizes Construction Products' results for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 (dollars in millions):

                                                       --------------------------
                                                       For the Three Months Ended
                                                             September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
Revenues                                               $     99.8      $    117.8
Interest Income                                               2.0             0.7
Cost of Sales                                               (67.7)          (65.3)
Selling, General and Administrative Expenses                 (1.2)           (0.9)
Goodwill Amortization                                        (0.4)           (0.4)
                                                       ----------      ----------
Operating Earnings                                           32.5            51.9
Minority Interest                                           (11.5)          (19.8)
                                                       ----------      ----------
Net Operating Earnings to Centex                       $     21.0      $     32.1
                                                       ==========      ==========

                                                       --------------------------
                                                        For the Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
Revenues                                               $    200.1      $    215.0
Interest Income                                               3.7             1.2
Cost of Sales                                              (131.9)         (126.0)
Selling, General & Administrative Expenses                   (2.4)           (2.3)
Goodwill Amortization                                        (0.9)           (0.7)
                                                       ----------      ----------
Operating Earnings                                           68.6            87.2
Minority Interest                                           (24.5)          (33.7)
                                                       ----------      ----------
Net Operating Earnings to Centex                       $     44.1      $     53.5
                                                       ==========      ==========

         Construction Products' revenues were $99.8 million for the three months ended September 30, 2000, a 15% decrease from the same period last year. For the three months ended September 30, 2000, Construction Products' operating earnings, net of minority interest, were $21.0 million, a 35% decrease from the $32.1 million reported for the same period last year. Revenues from Construction Products for the six months ended September 30, 2000 were $200.1 million, 7% lower than the same period last year. For the six months ended September 30, 2000, Construction Products' operating earnings, net of minority interest, were $44.1 million, 18% lower than the results for the same period a year ago. The decrease in revenues and operating earnings for the three and six month periods ending September 30, 2000 are primarily the result of lower pricing, particularly in Gypsum Wallboard.

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services' results for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 (dollars in millions):

                                                       -----------------------------
                                                        For the Three Months Ended
                                                               September 30,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
Revenues                                               $      330.4     $      288.8
                                                       ============     ============
Operating Earnings                                     $        6.6     $        5.1
                                                       ============     ============
New Contracts Received                                 $      415.8     $      260.0
                                                       ============     ============
Backlog of Uncompleted Contracts                       $      1,472     $      1,123
                                                       ============     ============

                                                       -----------------------------
                                                         For the Six Months Ended
                                                               September 30,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
Revenues                                               $      629.1     $      640.7
                                                       ============     ============
Operating Earnings                                     $       13.1     $       10.7
                                                       ============     ============
New Contracts Received                                 $      719.1     $      827.0
                                                       ============     ============
Backlog of Uncompleted Contracts                       $      1,472     $      1,123
                                                       ============     ============

         Contracting and Construction Services' revenues for the three and six months ended September 30, 2000 were $330.4 million and $629.1 million, respectively. Operating earnings for the group improved 28% to $6.6 million for the three months and 22% to $13.1 million for the six months ended September 30, 2000 over the same periods last year. This increase was primarily the result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

         The Contracting and Construction Services operations provided a positive average net cash flow in excess of Centex's investment in the group of $89.6 million for the three months ended September 30, 2000 and $97.8 million for the same period last year. For the six months ended September 30, 2000, the positive average net cash flow in excess of Centex's investment in the group was $93.1 million, compared to $106.9 million for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 2000, the Company had cash and cash equivalents of $202.3 million, including $17.0 of restricted cash and $146.9 million belonging to the Company's 65.3%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing, and financing activities for the six months ended September 30, 2000 and 1999 is summarized below (dollars in thousands):

                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Net Cash provided by (used in)
     Traditional Operations*
         Operating Activities                          $   (115,553)     $   (190,244)
         Investing Activities                               (53,421)         (128,468)
         Financing Activities                               217,563           348,846
                                                       ------------      ------------
                                                             48,589            30,134
                                                       ------------      ------------


     Financial Services
         Operating Activities                          $   (852,190)     $    194,186
         Investing Activities                                (3,666)           (7,132)
         Financing Activities                               869,299          (204,984)
                                                       ------------      ------------
                                                             13,443           (17,930)
                                                       ------------      ------------


     Effect of Exchange Rates                                   685               (32)
                                                       ------------      ------------
Net Increase in Cash                                   $     62,717      $     12,172
                                                       ============      ============


     * Traditional operations is the combining of all subsidiaries other than those included in the Financial Services business segment.

         For the first half of fiscal 2001, cash was used in the operations to finance increases in residential mortgage loans and housing inventories. The increase in housing inventories relates to the increased level of sales and resulting units under construction during the year and to the acquisition of expansion land. The funds provided by financing activities included new debt used to fund both residential mortgage loans and the increased home building activity.

         Short-term debt as of September 30, 2000 was $0.7 billion, which included $0.5 billion of debt applicable to the Financial Services operation (see below). In June, the Company issued $200 million in Senior Notes, maturing in 2006. The proceeds were used to repay short-term debt and for general corporate purposes. Excluding Financial Services, the Company's short-term borrowings are generally accomplished at prevailing market interest rates from the Company's commercial paper programs and from uncommitted bank facilities. In August, the Company entered into a $600 million committed multi-bank revolving credit facility which serves as a backup for commercial paper borrowings. This new facility expires in 2005.

         The Financial Services segment obtains most of its own short-term liquidity needs through separate facilities which require only limited support from Centex Corporation. During the third quarter of fiscal 2000, CTX Mortgage began selling to CHM substantially all of the conforming, Jumbo A, and GNMA eligible mortgages originated by CTX Mortgage under a revolving sales agreement. CHM, an unaffiliated special purpose entity, acquires and then resells mortgages originated by CTX Mortgage into secondary markets. Under the sales agreement between CTX Mortgage and CHM, which has a five year term with certain renewal options, CTX Mortgage is not required to sell its mortgage loans to CHM; however, CHM has committed to purchase all eligible loans offered by CTX Mortgage. This arrangement gives CTX Mortgage daily access, on a revolving basis, to CHM's $1.5 billion of capacity. CTX Mortgage also maintains $150 million of secured committed mortgage warehouse facilities and $150 million of uncommitted credit facilities to finance mortgages not sold to CHM.

         Similarly, Home Equity has $325 million of committed and $150 million of uncommitted secured mortgage warehouse facilities to finance sub-prime mortgages held until securitization.

         In addition, Financial Services has $125 million of uncommitted unsecured credit facilities under which it can borrow and, in turn, allocate such borrowed funds to its CTX Mortgage, Home Equity, and other subsidiaries. At September 30, 2000, Financial Services had borrowed $125 million under these facilities; $65 million of such borrowings were allocated to CTX Mortgage and $60 million to Home Equity. All borrowings under these unsecured facilities are guaranteed by Centex Corporation.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations, and in debt. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of CTX Mortgage's mortgage loan portfolio and forward starting interest rate swaps for most of the unsecuritized mortgage portfolio of Home Equity. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. There have been no material changes in the Company's market risk since March 31, 2000. At September 30, 2000, market risk associated with the swaps mentioned above is considered minimal.

Long-term debt outstanding as of September 30, 2000 was as follows (dollars in thousands):

Centex Corporation:
         Subordinated Debentures, 7.375%, due in 2006                         $     99,772
         Subordinated Debentures, 8.75%, due in 2007                                99,547
         Medium-Term Note Programs, 7.165% to 7.95%, due through 2004              461,987
         Senior Note Programs, 6.4% to 9.75%, due through 2006                     214,961
         Other Indebtedness, weighted-average 7.6%, due through 2027                33,092
                                                                              ------------
                                                                                   909,359
Financial Services:
         Home Equity Loans Asset-backed Certificates, 6.60%
                to 8.48%, due through 2031                                         340,948
         Home Equity Loans Asset-backed Certificates, 6.60%
                to 7.99%, due through 2030                                         400,000
                                                                              ------------

Centex Corporation and Subsidiaries                                           $  1,650,307
                                                                              ============


         Maturities of long-term debt (in thousands) are: 2001, $87,958; 2002, $596,070; 2003, $187,299; 2004, $99,075; 2005, $64,226; and $615,679 thereafter.
The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

OTHER DEVELOPMENTS AND OUTLOOK

     RECENT DEVELOPMENTS

         During November 2000 Construction Products purchased certain strategic assets from Republic Group LLC (formerly Republic Group Incorporated). The purchase price was approximately $392 million, including the assumption of $100 million of subordinated debt. Funding came from cash on hand and borrowings under Construction Products' $325 million senior credit facility entered into during November 2000.

         The principal strategic assets acquired were: the 1.1 billion square foot gypsum wallboard plant located in Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; the recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations will be operated by Construction Products' American Gypsum Company located in Albuquerque, New Mexico. The paper operations will be located in Lawton, Oklahoma, and will focus primarily on the gypsum wallboard paper business.

         In October 2000, Centex Homes signed a letter of intent to acquire the home building assets of The Selective Group, based in Farmington Hills, Michigan. The closing is scheduled for January 2001, subject to customary conditions.

     OUTLOOK

         The Company expects home sales to remain strong and closings and margins to continue to increase. Fiscal 2001 Home Building results should exceed fiscal 2000's record levels, and Centex also expects all-time high results from its Contracting and Construction Services operations. However, operating earnings from Financial Services will continue to be negatively impacted by the low level in refinancings at CTX Mortgage and CHEC's change in accounting for loan securitizations. Declining Gypsum Wallboard prices are impacting Construction Products' results.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations, and securitizations classified as debt. The Company utilizes derivative instruments, including interest rate swaps, in conjunction with its overall strategy to manage the debt outstanding that is subject to changes in interest rates. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of its mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, the Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         There have been no material changes in the Company's market risk from March 31, 2000. For further information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 27, 2000, Centex held its Annual Meeting of Stockholders. At the Annual Meeting, Dan W. Cook, III, Laurence E. Hirsch, and Charles H. Pistor, Jr. were elected as directors to serve for a three-year term until the 2003 Annual Meeting. Voting results for these nominees are summarized as follows:

                                   Number of Shares
                            -------------------------------
                                For              Withheld
                            -------------       -----------
Dan W. Cook, III             48,072,329           172,394
Laurence E. Hirsch           48,069,733           174,990
Charles H. Pistor, Jr.       48,069,204           175,519


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (1) Exhibits

           Exhibit 10.1 Centex Corporation Amended and Restated 1987 Stock
                        Option Plan (Filed herewith)

           Exhibit 10.2 Third Amended and Restated 1998 Centex Corporation
                        Employee Non-Qualified Stock Option Plan (Filed herewith)

           Exhibit 27.1 Financial Data Schedule

       (2) Reports on Form 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

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



                                     CENTEX CORPORATION
                               ------------------------------
                                         Registrant



November 13, 2000                   /s/ Leldon E. Echols
                               ------------------------------
                                      Leldon E. Echols
                                Executive Vice President and
                                   Chief Financial Officer
                               (principal financial officer)


November 13, 2000                  /s/ John S. Worth, Sr.
                               ------------------------------
                                     John S. Worth, Sr.
                               Vice President and Controller
                                 (chief accounting officer)

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                    CONDENSED COMBINING FINANCIAL STATEMENTS


ITEM 1.

       The condensed combining financial statements include the accounts of 3333 Holding Corporation and subsidiary ("Holding") and Centex Development Company, L.P. and subsidiaries (the "Partnership") (collectively the "Companies"), and have been prepared by the Companies, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading. The Companies suggest that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies' latest Annual Report on Form 10-K. In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed combining financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit/share data)
                                   (unaudited)


                                            ---------------------------------------------------------------------------------------
                                                                   For the Three Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                               2000                                         1999
                                            ------------------------------------------    -----------------------------------------
                                                           Centex                                        Centex
                                                        Development                                   Development
                                                        Company, L.P.    3333 Holding                 Company, L.P.   3333 Holding
                                                            and          Corporation                      and         Corporation
                                            Combined    Subsidiaries    and Subsidiary    Combined    Subsidiaries   and Subsidiary
                                            --------    ------------    --------------    --------    ------------   --------------
REVENUES                                    $ 70,641    $     70,641    $           --    $ 91,130    $     91,130   $          154

COSTS AND EXPENSES                            71,416          71,298               118      90,763          90,261              656
                                            --------    ------------    --------------    --------    ------------   --------------

EARNINGS (LOSS) BEFORE INCOME TAXES             (775)           (657)             (118)        367             869             (502)

INCOME TAXES                                    (589)           (589)               --         311             311               --
                                            --------    ------------    --------------    --------    ------------   --------------

NET EARNINGS (LOSS)                         $   (186)   $        (68)   $         (118)   $     56    $        558   $         (502)
                                            ========    ============    ==============    ========    ============   ==============

NET EARNINGS ALLOCABLE TO LIMITED PARTNER               $        (68)                                 $        558
                                                        ============                                  ============

EARNINGS (LOSS) PER UNIT/SHARE                          $      (0.96)   $          118                $       9.09   $         (502)
                                                        ============    ==============                ============   ==============

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                     70,669             1,000                      61,399            1,000


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit/share data)
                                   (unaudited)

                                            --------------------------------------------------------------------------------------
                                                                    For the Six Months Ended September 30,
                                            --------------------------------------------------------------------------------------
                                                               2000                                         1999
                                            -----------------------------------------    -----------------------------------------
                                                          Centex                                        Centex
                                                       Development                                   Development
                                                       Company, L.P.    3333 Holding                 Company, L.P.   3333 Holding
                                                           and          Corporation                      and         Corporation
                                            Combined   Subsidiaries    and Subsidiary    Combined    Subsidiaries   and Subsidiary
                                            --------   ------------    --------------    --------    ------------   --------------
REVENUES                                    $141,758   $    141,757    $            1    $169,799    $    169,799   $          304

COSTS AND EXPENSES                           141,486        141,263               223     169,151         168,076            1,379
                                            --------   ------------    --------------    --------    ------------   --------------

EARNINGS (LOSS) BEFORE INCOME TAXES              272            494              (222)        648           1,723           (1,075)

INCOME TAXES                                      57             57                --         572             572               --
                                            --------   ------------    --------------    --------    ------------   --------------

NET EARNINGS (LOSS)                         $    215   $        437    $         (222)   $     76    $      1,151   $       (1,075)
                                            ========   ============    ==============    ========    ============   ==============

NET EARNINGS ALLOCABLE TO LIMITED PARTNER              $        437                                  $      1,151
                                                       ============                                  ============

EARNINGS (LOSS) PER UNIT/SHARE                         $       6.33    $         (222)               $      19.08   $       (1,075)
                                                       ============    ==============                ============   ==============

WEIGHTED-AVERAGE UNITS/SHARES OUTSTANDING                    69,022             1,000                      60,340            1,000



See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                       CONDENSED COMBINING BALANCE SHEETS
                             (Dollars in thousands)



                                             ------------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 2000*                            March 31, 2000**
                                             ----------------------------------------    ----------------------------------------
                                                           Centex                                      Centex
                                                        Development                                 Development
                                                        Company, L.P.   3333 Holding                Company, L.P.   3333 Holding
                                                            and         Corporation                     and         Corporation
                                             Combined   Subsidiaries   and Subsidiary    Combined   Subsidiaries   and Subsidiary
                                             --------   ------------   --------------    --------   ------------   --------------
ASSETS
Cash                                         $  5,968   $      5,966   $            2    $ 58,314   $     58,298   $           16
Accounts Receivable                             4,232          9,722               --      13,077         17,948                6
Notes Receivable                                2,958          2,958               --       3,131          3,131               --
Inventories                                   374,706        373,076            1,630     329,941        328,928            1,013
Investments -
  Commercial Properties, net                   65,786         65,786               --      61,420         61,420               --
  Real Estate Joint Ventures                    2,383          2,383               --       2,595          2,595               --
  Affiliate                                        --             --            1,716          --             --            1,716
Property and Equipment, net                     3,252          3,174               78       3,578          3,481               97
Other Assets -
  Goodwill, net                                29,326         29,326               --      30,727         30,727               --
  Deferred Charges and Other                   15,920         15,745              175       8,835          8,660              175
                                             --------   ------------   --------------    --------   ------------   --------------
                                             $504,531   $    508,136   $        3,601    $511,618   $    515,188   $        3,023
                                             ========   ============   ==============    ========   ============   ==============

LIABILITIES, STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
Accounts Payable and Accrued Liabilities     $118,720   $    119,002   $        5,782    $118,693   $    119,162   $        4,982
Notes Payable                                 313,551        313,551               --     323,740        323,740               --
                                             --------   ------------   --------------    --------   ------------   --------------
     Total Liabilities                        432,271        432,553            5,782     442,433        442,902            4,982
                                             --------   ------------   --------------    --------   ------------   --------------

Stockholders' Equity and Partners' Capital     72,260         75,583           (2,181)     69,185         72,286           (1,959)
                                             --------   ------------   --------------    --------   ------------   --------------
                                             $504,531   $    508,136   $        3,601    $511,618   $    515,188   $        3,023
                                             ========   ============   ==============    ========   ============   ==============


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


                                          ----------------------------------------------------------------------------------------
                                                                         For the Six Months Ended
                                                                               September 30,
                                          ----------------------------------------------------------------------------------------
                                                              2000                                        1999
                                          ------------------------------------------    ------------------------------------------
                                                         Centex                                       Centex
                                                      Development                                   Development
                                                      Company, L.P.    3333 Holding                 Company, L.P.    3333 Holding
                                                          and          Corporation                      and          Corporation
                                          Combined    Subsidiaries    and Subsidiary    Combined    Subsidiaries    and Subsidiary
                                          --------    ------------    --------------    --------    ------------    --------------
CASH FLOWS - OPERATING ACTIVITIES
Net Earnings (Loss)                       $    215    $        437    $         (222)   $     76    $      1,151    $       (1,075)
Adjustments:
   Depreciation and Amortization             2,433           2,413                20       1,748           1,726                22
   Equity in Earnings from Joint Ventures     (168)           (168)               --          --              --                (7)
Decrease in Receivables                      6,483           6,477                 6         479             475                 4
Decrease in Notes Receivable                   117             117                --          14              14                --
(Increase) Decrease in Inventories         (63,358)        (62,741)             (617)      8,186           8,407              (221)
Increase in Commercial Properties           (5,250)         (5,250)               --          --              --                --
(Increase) Decrease in Other Assets        (10,251)        (10,251)               --      (3,730)         (3,851)              121
Increase in Payables and Accruals           10,056           9,256               800       7,232           5,518             1,733
                                          --------    ------------    --------------    --------    ------------    --------------

                                           (59,723)        (59,710)              (13)     14,005          13,440               577
                                          --------    ------------    --------------    --------    ------------    --------------
CASH FLOWS - INVESTING ACTIVITIES
Decrease (Increase) in Advances to
   Joint Ventures and Investment in
   Affiliate                                   380             380                --        (603)           (603)              (12)
(Increase) Decrease in Property and
   Equipment, net                             (180)           (179)               (1)        (32)            (33)                1
                                          --------    ------------    --------------    --------    ------------    --------------
                                               200             201                (1)       (635)           (636)              (11)
                                          --------    ------------    --------------    --------    ------------    --------------
CASH FLOWS - FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable         9,154           9,154                --       3,685           4,267              (582)
                                          --------    ------------    --------------    --------    ------------    --------------
                                             9,154           9,154                --       3,685           4,267              (582)
                                          --------    ------------    --------------    --------    ------------    --------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                  (1,977)         (1,977)               --         356             356                --
                                          --------    ------------    --------------    --------    ------------    --------------

NET (DECREASE) INCREASE IN CASH            (52,346)        (52,332)              (14)     17,411          17,427               (16)
CASH AT BEGINNING OF PERIOD                 58,314          58,298                16         364             331                33
                                          --------    ------------    --------------    --------    ------------    --------------

CASH AT END OF PERIOD                     $  5,968    $      5,966    $            2    $ 17,775    $     17,758    $           17
                                          ========    ============    ==============    ========    ============    ==============

SUPPLEMENTAL DISCLOSURES:
Increase in Notes Payable
   Related to an Acquisition              $     --    $         --                --    $253,812    $    253,812                --

Issuance of Class C Units in
   Exchange for Assets                    $  3,327    $      3,327                --    $  2,152    $      2,152                --


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)


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

         The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are also not directors of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and independent board of Holding manage how the Partnership conducts its activities, including the sales, development, maintenance and zoning of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

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

         The Partnership sells lots to Centex Homes pursuant to certain purchase and sale agreements. Revenues from these sales were zero for the three and six months ended September 30, 2000, and $1.2 million and $4.3 million for the three and six months ended September 30, 1999, respectively. Gains associated with the sales for the three and six months ended September 30, 1999 were $65,000 and $173,000, respectively.

(C) A summary of comprehensive income for the three and six months ended September 30, 2000 is presented below (dollars in thousands):

                                                       ----------------------------------------------------------
                                                       For the Three Months Ended       For the Six Months Ended
                                                           September 30, 2000              September 30, 2000
                                                       --------------------------       -------------------------
Net Earnings (Loss)                                             $   (186)                      $    215
Accumulated Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustments                   (197)                          (467)
                                                                --------                       --------
Comprehensive Income (Loss)                                     $   (383)                      $   (252)
                                                                ========                       ========

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):

                                                      Centex Development Company, L.P.            3333 Holding Corporation
                                                             and Subsidiaries                          and Subsidiary
                                                    ------------------------------------    ------------------------------------
                                                     Class B       General      Limited                 Capital In    Retained
                                                       Unit       Partner's    Partner's      Stock      Excess of    Earnings
                                       Combined      Warrants      Capital      Capital      Warrants    Par Value    (Deficit)
                                      ----------    ----------   ----------   ----------    ----------   ----------   ----------
Balance at March 31, 2000             $   69,185    $      500   $    1,142   $   70,644    $        1   $      800   $   (2,760)
   Partnership Units Issued in
       Exchange for Assets                 3,327            --           --        3,327            --           --           --
   Net Earnings                              215            --           --          437            --           --         (222)
   Accumulated Other
       Comprehensive Income (Loss):
          Foreign Currency
          Translation Adjustments           (467)           --           --         (467)           --           --           --
                                      ----------    ----------   ----------   ----------    ----------   ----------   ----------

BALANCE AT SEPTEMBER 30, 2000         $   72,260    $      500   $    1,142   $   73,941    $        1   $      800   $   (2,982)
                                      ==========    ==========   ==========   ==========    ==========   ==========   ==========

         During fiscal year 1998, the partnership agreement governing the Partnership was amended to allow for the issuance of a new class of limited partnership units, Class C Preferred Partnership Units ("Class C Units"), to be issued in exchange for assets. During the six months ended September 30, 2000, 3,327 Class C Units were issued in exchange for assets with a fair market value of $3.3 million to Centex Homes, the Partnership's sole limited partner.

         The partnership agreement provides that Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Unrecovered Capital represents initial capital contributions reduced by repayments thereof and is the basis for preference accruals. Unrecovered Capital for Class A and Class C limited partners aggregated approximately $71 million as of September 30, 2000 and as of that date preference payments in arrears totaled $18 million. No preference payments were made during fiscal 2000 or fiscal 2001 year to date.

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

         During the period between April 15, 1999 to March 31, 2001, Fairclough's operations will be carried out subject to certain guidelines negotiated with the seller. After March 31, 2001, CDC-UK will redeem, for a nominal value, the preference shares.

         The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price is as follows (dollars in thousands):


Inventories, Property and Equipment, and Other         $    270,450
Goodwill                                                     34,904
Notes Issued and Liabilities Assumed                       (303,649)
                                                       ------------
Cash Paid                                              $      1,705
                                                       ============


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

INTERNATIONAL HOME BUILDING

         The following tables set forth financial information relating to the International Home Building operations for the three and six months ended September 30, 2000 and 1999 (dollars in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                                September 30,
                                                       ------------------------------
                                                            2000              1999
                                                       ------------      ------------
Revenues                                               $     59,702      $     67,564
Costs and Expenses                                          (53,270)          (58,720)
Selling, General & Administrative Expenses                   (5,524)           (6,003)
Interest                                                     (1,760)           (2,530)
                                                       ------------      ------------
Operating (Loss) Earnings                              $       (852)     $        311
                                                       ============      ============


                                                       ------------------------------
                                                           For the Six Months Ended
                                                                September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $    123,874      $    137,091
Costs and Expenses                                         (108,591)         (119,816)
Selling, General & Administrative Expenses                  (11,184)          (11,168)
Interest                                                     (4,296)           (5,535)
                                                       ------------      ------------
Operating (Loss) Earnings                              $       (197)     $        572
                                                       ============      ============

DOMESTIC HOME BUILDING

         The following tables set forth financial information relating to the Domestic Home Building operations for the three and six months ended September 30, 2000 and 1999 (dollars in thousands):

                                                       ------------------------------
                                                        For the Three Months Ended
                                                                September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $      8,253      $      2,587
Cost of Sales                                                (7,121)           (2,212)
Selling, General & Administrative Expenses                     (551)             (339)
                                                       ------------      ------------
Operating Earnings                                     $        581      $         36
                                                       ============      ============

                                                       ------------------------------
                                                         For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $     11,699      $      5,990
Cost of Sales                                               (10,141)           (5,145)
Selling, General & Administrative Expenses                     (973)             (719)
                                                       ------------      ------------
Operating Earnings                                     $        585      $        126
                                                       ============      ============


COMMERCIAL DEVELOPMENT

         The following tables set forth financial information relating to the Commercial Development operations for the three and six months ended September 30, 2000 and 1999 (dollars in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      1,422
Rental Income                                                 2,538             1,076
Cost of Sales                                                    --            (1,094)
Selling, General & Administrative Expenses                   (1,454)             (575)
Interest                                                     (1,018)             (440)
                                                       ------------      ------------
Operating Earnings                                     $         66      $        389
                                                       ============      ============


                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      1,864
Rental Income                                                 4,918             1,720
Cost of Sales                                                    --            (1,382)
Selling, General & Administrative Expenses                   (2,935)             (907)
Interest                                                     (2,025)             (731)
                                                       ------------      ------------
Operating (Loss) Earnings                              $        (42)     $        564
                                                       ============      ============

MULTI-FAMILY DEVELOPMENT

         The following tables set forth financial information relating to the Multi-Family operation for the three and six months ended September 30, 2000 and 1999 (dollars in thousands):


                                                       ------------------------------
                                                        For the Three Months Ended
                                                                September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $          4      $     17,154
Cost of Sales                                                    --           (17,049)
Selling, General & Administrative Expenses                     (555)             (495)
Interest                                                         --                (3)
                                                       ------------      ------------
Operating Loss                                         $       (551)     $       (393)
                                                       ============      ============

                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $      1,008      $     17,154
Cost of Sales                                                    --           (17,049)
Selling, General & Administrative Expenses                   (1,031)           (1,030)
Interest                                                         --               (15)
                                                       ------------      ------------
Operating Loss                                         $        (23)     $       (940)
                                                       ============      ============

LAND SALES

         The following tables set forth financial information relating to the Land Sales operations for the three and six months ended September 30, 2000 and 1999 (dollars in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      1,222
Other Revenues                                                  144               105
Cost of Sales                                                    --            (1,157)
Selling, General & Administrative Expenses                     (163)             (146)
                                                       ------------      ------------
Operating (Loss) Earnings                              $        (19)     $         24
                                                       ============      ============

                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      5,746
Other Revenues                                                  259               234
Cost of Sales                                                    --            (5,404)
Selling, General & Administrative Expenses                     (310)             (250)
                                                       ------------      ------------
Operating (Loss) Earnings                              $        (51)     $        326
                                                       ============      ============


(G) Certain prior year balances have been reclassified to be consistent with the September 30, 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On a combined basis, the Companies' revenues for the three and six months ended September 30, 2000 totaled $70.6 million and $141.8 million, respectively. Revenues of $91.1 million and $169.8 million were reported for the three and six months ended September 30, 1999, respectively. Operating results for the three and six months ended September 30, 2000 reflect a $186,000 loss for the quarter and $215,000 of net earnings for the year to date period, respectively, compared to net earnings of $56,000 and $76,000 for the same periods last year. The significant decrease in revenues for the three and six months ended September 30, 2000 compared to the same periods last year primarily resulted from decreased sales revenue in the Companies' Land Sales, Multi-Family and International Homebuilding business segments.

INTERNATIONAL HOME BUILDING

         The following summarizes International Home Building's results for the three and six months ended September 30, 2000, compared to the three and six months ended September 30, 1999 (dollars in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                                September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $     59,702      $     67,564
Costs and Expenses                                          (53,270)          (58,720)
Selling, General & Administrative Expenses                   (5,524)           (6,003)
Interest                                                     (1,760)           (2,530)
                                                       ------------      ------------
Operating (Loss) Earnings                              $       (852)     $        311
                                                       ============      ============


                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------

Revenues                                               $    123,874      $    137,091
Costs and Expenses                                         (108,591)         (119,816)
Selling, General & Administrative Expenses                  (11,184)          (11,168)
Interest                                                     (4,296)           (5,535)
                                                       ------------      ------------
Operating (Loss) Earnings                              $       (197)     $        572
                                                       ============      ============

         International Home Building's operating results include results for Fairclough, its parent holding company, and goodwill amortization attributable to the Fairclough acquisition. The preferred distribution to the seller totaled $1.8 and $4.3 million for the three and six months ended September 30, 2000, respectively. Although preferred stock is ordinarily treated as an equity security, in this case the preferred stock has the essential characteristics of debt and, among other things, has a nominal residual interest value that is mandatorily redeemable in two years. Therefore, the preferred stock has been treated as debt and the preferred distribution has been recorded as interest expense.

DOMESTIC HOME BUILDING

         The following summarizes Domestic Home Building's results for the three and six months ended September 30, 2000, compared to the three and six months ended September 30, 1999 (dollars in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $      8,253      $      2,587
Cost of Sales                                                (7,121)           (2,212)
Selling, General & Administrative Expenses                     (551)             (339)
                                                       ------------      ------------
Operating Earnings                                     $        581      $         36
                                                       ============      ============

Units Closed                                                     32                 8
                                                       ============      ============

Gross Margin Per Unit                                  $         35      $         47
                                                       ============      ============


                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $     11,699      $      5,990
Cost of Sales                                               (10,141)           (5,145)
Selling, General & Administrative Expenses                     (973)             (719)
                                                       ------------      ------------
Operating Earnings                                     $        585      $        126
                                                       ============      ============

Units Closed                                                     49                29
                                                       ============      ============

Gross Margin Per Unit                                  $         32      $         29
                                                       ============      ============


         During the three and six months ended September 30, 2000 and 1999, revenues resulted from sales of single-family homes in New Jersey.

COMMERCIAL DEVELOPMENT

         The following summarizes Commercial Development's results for the three and six months ended September 30, 2000, compared to the three and six months ended September 30, 1999 (dollars and square feet in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                                September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      1,422
Rental Income                                                 2,538             1,076
Cost of Sales                                                    --            (1,094)
Selling, General & Administrative Expenses                   (1,454)             (575)
Interest                                                     (1,018)             (440)
                                                       ------------      ------------
Operating Earnings                                     $         66      $        389
                                                       ============      ============

Operating Square Feet                                         1,104               670
                                                       ============      ============

                                                       ------------------------------
                                                           For the Six Months Ended
                                                                September 30,
                                                       ------------------------------
                                                            2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      1,864
Rental Income                                                 4,918             1,720
Cost of Sales                                                    --            (1,382)
Selling, General & Administrative Expenses                   (2,935)             (907)
Interest                                                     (2,025)             (731)
                                                       ------------      ------------
Operating (Loss) Earnings                              $        (42)     $        564
                                                       ============      ============

Operating Square Feet                                         1,104               670
                                                       ============      ============

         During the three and six months ended September 30, 2000, construction was completed on 100,000 and 128,000 square feet of office and industrial space, respectively. At September 30, 2000, the Company owned, either directly or through interests in joint ventures, 1,104,000 square feet of office and industrial space in California, Texas, Florida, North Carolina and Massachusetts. This space consists of thirteen properties ranging in size from 11,000 square feet to 218,000 square feet. As of September 30, 2000, the occupancy level ranged from 35% to 100%, with an average occupancy level of 86%. The rental income from these properties increased during the three and six months ended September 30, 2000, compared to the same period last year due to the addition of 386,000 square feet of operating properties. Sales revenues for the three and six months ended September 30, 1999 consisted of the sale of land in Texas and California.

MULTI-FAMILY DEVELOPMENT

         The following summarizes Multi-Family Development's ("Multi-Family") results for the three and six months ended September 30, 2000, compared to the three and six months ended September 30, 1999 (dollars in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $          4      $     17,154
Cost of Sales                                                    --           (17,049)
Selling, General & Administrative Expenses                     (555)             (495)
Interest                                                         --                (3)
                                                       ------------      ------------
Operating Loss                                         $       (551)     $       (393)
                                                       ============      ============

                                                       ------------------------------
                                                          For the Six Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Revenues                                               $      1,008      $     17,154
Cost of Sales                                                    --           (17,049)
Selling, General & Administrative Expenses                   (1,031)           (1,030)
Interest                                                         --               (15)
                                                       ------------      ------------
Operating Loss                                         $        (23)     $       (940)
                                                       ============      ============

         During the six months ended September 30, 2000, a Multi-Family joint venture closed on the sale of a 182-unit apartment complex in College Station, Texas.

LAND SALES

         The following summarizes Land Sales' results for the three and six months ended September 30, 2000, compared to the three and six months ended September 30, 1999 (dollars in thousands):

                                                       ------------------------------
                                                         For the Three Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      1,222
Other Revenues                                                  144               105
Cost of Sales                                                    --            (1,157)
Selling, General & Administrative Expenses                     (163)             (146)
                                                       ------------      ------------
Operating (Loss) Earnings                              $        (19)     $         24
                                                       ============      ============


                                                       ------------------------------
                                                          For the Six Months Ended
                                                                September 30,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Sales Revenues                                         $         --      $      5,746
Other Revenues                                                  259               234
Cost of Sales                                                    --            (5,404)
Selling, General & Administrative Expenses                     (310)             (250)
                                                       ------------      ------------
Operating (Loss) Earnings                              $        (51)     $        326
                                                       ============      ============

         Other Revenues for the three and six months ended September 30, 2000 included $98,000 and $145,000 of earnings in joint ventures, respectively, and $46,000 and $114,000 in interest income, respectively. Sales for the three months ended September 30, 1999 comprised lot sales to Centex Homes in Texas and Florida totaling $1.2 million. Sales for the six months ended September 30, 1999 comprised lot sales to Centex Homes in Florida and Texas totaling $4.3 million, plus the sale of 5 acres of commercial property in Texas.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 30, 2000, 3,327 Class C Preferred Partnership Units were issued in exchange for assets with a fair market value of $3.3 million. Also during the six months ended September 30, 2000, the Companies drew $15.9 million on existing project loans and closed on a permanent loan in the amount of $3.7 million.

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

FORWARD-LOOKING STATEMENTS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Companies' actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Companies' business; changes in property taxes; changes in federal income tax laws; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Companies' markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Companies' actual performance and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Companies' market risk from March 31, 2000. For more information regarding the Companies' market risk, refer to the Companies' Annual Report on Form 10-K for the fiscal year March 31, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 27, 2000, 3333 Holding Corporation held its Annual Meeting of Stockholders. At the Annual Meeting, Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg, and Roger O. West were elected as directors to serve for a one year term until the 2001 Annual Meeting. Voting results for these nominees are summarized as follows:


                                Number of Shares
                        -------------------------------
                            For             Withheld
                        -----------      --------------
Josiah O. Low, III         798                 3
David M. Sherer            798                 3
Stephen M. Weinberg        798                 3
Roger O. West              798                 3


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (1) Exhibits

     27.2           Financial Data Schedule
     27.3           Financial Data Schedule


         (2) Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          3333 HOLDING CORPORATION
                                  -----------------------------------------
                                                 Registrant






November 13, 2000                          /s/ Stephen M. Weinberg
                                  -----------------------------------------
                                             Stephen M. Weinberg
                                           Director and President
                                        (principal executive officer)


November 13, 2000                            /s/ Todd D. Newman
                                  -----------------------------------------
                                               Todd D. Newman
                                   Senior Vice President, Chief Financial
                                            Officer and Treasurer
                                      (principal financial officer and
                                          chief accounting officer)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CENTEX DEVELOPMENT COMPANY, L.P.
                                       --------------------------------------
                                                     Registrant
                                          By: 3333 Development Corporation,
                                                   General Partner

November 13, 2000                              /s/ Stephen M. Weinberg
                                       --------------------------------------
                                                 Stephen M. Weinberg
                                               Director and President
                                            (principal executive officer)

November 13, 2000                                /s/ Todd D. Newman
                                       --------------------------------------
                                                   Todd D. Newman
                                       Senior Vice President, Chief Financial
                                                Officer and Treasurer
                                          (principal financial officer and
                                              chief accounting officer)

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER          DESCRIPTION
    ------          -----------
     10.1           Centex Corporation Amended and Restated 1987 Stock Option
                      Plan

     10.2           Third Amended and Restated 1998 Centex Corporation Employee
                      Non-Qualified Stock Option Plan

     27.1           Financial Data Schedule

     27.2           Financial Data Schedule

     27.3           Financial Data Schedule