Form 10-Q
period 2000-12-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2001-02-13
CIK 18532, 818762, 818764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             JOINT QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                DECEMBER 31, 2000

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

Indicate the number of shares of each of the registrants' classes of common stock (or other similar equity securities) outstanding as of the close of business on January 31, 2001:


Centex Corporation                 Common Stock                                      59,308,649 shares
3333 Holding Corporation           Common Stock                                           1,000 shares
Centex Development Company, L.P.   Class A Units of Limited Partnership Interest         32,260 units
Centex Development Company, L.P.   Class C Units of Limited Partnership Interest         38,409 units

                       CENTEX CORPORATION AND SUBSIDIARIES
                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES


                           Form 10-Q Table of Contents

                                DECEMBER 31, 2000


                       CENTEX CORPORATION AND SUBSIDIARIES


                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Condensed Consolidated Financial Statements                                  1

                  Condensed Consolidated Statements of Earnings
                  for the Three Months Ended December 31, 2000                                 2

                  Condensed Consolidated Statements of Earnings
                  for the Nine Months Ended December 31, 2000                                  3

                  Condensed Consolidated Balance Sheets                                        4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended December 31, 2000                                  6

                  Notes to Condensed Consolidated Financial Statements                         7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    17

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                   30

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                             31

SIGNATURES                                                                                     32

                     3333 HOLDING CORPORATION AND SUBSIDIARY
                CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES



                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Condensed Combining Financial Statements                                     33

                  Condensed Combining Statements of Operations
                  for the Three Months Ended December 31, 2000                                 34

                  Condensed Combining Statements of Operations
                  for the Nine Months Ended December 31, 2000                                  35

                  Condensed Combining Balance Sheets                                           36

                  Condensed Combining Statements of Cash Flows
                  for the Nine Months Ended December 31, 2000                                  37

                  Notes to Condensed Combining Financial Statements                            38

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    44

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                   49

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K                                             50

SIGNATURES                                                                                     51

                       CENTEX CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.

         The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. References herein to "Centex" or the "Company" will include all subsidiaries of Centex Corporation, through which all operations are conducted, except where the context indicates that such reference is only to the registrant, Centex Corporation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)



                                                      For the Three Months Ended
                                                            December 31,
                                                   -------------------------------
                                                       2000               1999
                                                   ------------       ------------
REVENUES
   Home Building
      Conventional Homes                           $  1,038,810       $    863,177
      Manufactured Homes                                 29,494             47,160
   Investment Real Estate                                13,023             15,908
   Financial Services                                   121,308            106,568
   Construction Products                                 90,410            108,370
   Contracting and Construction Services                345,568            287,978
                                                   ------------       ------------
                                                      1,638,613          1,429,161
                                                   ------------       ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                                938,170            789,847
      Manufactured Homes                                 32,031             44,484
   Investment Real Estate                                  (528)             6,991
   Financial Services                                   118,932             97,345
   Construction Products                                 69,397             63,038
   Contracting and Construction Services                337,412            281,178
   Other, net                                            (3,123)               628
   Corporate General and Administrative                   8,458              8,483
   Interest Expense                                      21,076             18,467
   Minority Interest                                      6,294             16,971
                                                   ------------       ------------
                                                      1,528,119          1,327,432
                                                   ------------       ------------

EARNINGS BEFORE INCOME TAXES                            110,494            101,729
   Income Taxes                                          42,027             38,553
                                                   ------------       ------------

NET EARNINGS                                       $     68,467       $     63,176
                                                   ============       ============

EARNINGS PER SHARE
   Basic                                           $       1.16       $       1.07
                                                   ============       ============
   Diluted                                         $       1.12       $       1.04
                                                   ============       ============
AVERAGE SHARES OUTSTANDING
   Basic                                             59,080,788         59,230,006
   Common Share Equivalents
      Options                                         1,448,887          1,093,566
      Convertible Debenture                             400,000            400,000
                                                   ------------       ------------
   Diluted                                           60,929,675         60,723,572
                                                   ============       ============
CASH DIVIDENDS PER SHARE                           $       0.04       $       0.04
                                                   ============       ============

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                                 For the Nine Months Ended
                                                                        December 31,
                                                               -------------------------------
                                                                   2000              1999
                                                               ------------       ------------
REVENUES
   Home Building
      Conventional Homes                                       $  2,952,835       $  2,461,533
      Manufactured Homes                                             99,777            145,978
   Investment Real Estate                                            19,667             27,357
   Financial Services                                               323,717            343,932
   Construction Products                                            290,507            323,391
   Contracting and Construction Services                            974,672            928,646
                                                               ------------       ------------
                                                                  4,661,175          4,230,837
                                                               ------------       ------------
COSTS AND EXPENSES
   Home Building
      Conventional Homes                                          2,690,086          2,258,855
      Manufactured Homes                                            103,504            138,153
   Investment Real Estate                                            (7,059)             3,270
   Financial Services                                               319,068            301,536
   Construction Products                                            200,752            190,822
   Contracting and Construction Services                            953,446            911,176
   Other, net                                                        (5,040)             3,529
   Corporate General and Administrative                              25,963             23,821
   Interest Expense                                                  65,140             45,828
   Minority Interest                                                 30,827             51,677
                                                               ------------       ------------
                                                                  4,376,687          3,928,667
                                                               ------------       ------------
EARNINGS BEFORE INCOME TAXES                                        284,488            302,170
   Income Taxes                                                     108,722            115,063
                                                               ------------       ------------

NET EARNINGS                                                   $    175,766       $    187,107
                                                               ============       ============
EARNINGS PER SHARE
   Basic                                                       $       2.98       $       3.15
                                                               ============       ============
   Diluted                                                     $       2.91       $       3.06
                                                               ============       ============

AVERAGE SHARES OUTSTANDING
   Basic                                                         58,946,795         59,370,180
   Common Share Equivalents
      Options                                                     1,016,430          1,434,485
      Convertible Debenture                                         400,000            400,000
                                                               ------------       ------------
   Diluted                                                       60,363,225         61,204,665
                                                               ============       ============

CASH DIVIDENDS PER SHARE                                       $       0.12       $       0.12
                                                               ============       ============


See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                  Centex Corporation
                                                                   and Subsidiaries
                                                             -----------------------------
                                                             December 31,       March 31,
                                                                2000*            2000**
                                                             ------------      -----------
ASSETS
Cash and Cash Equivalents                                    $    76,945       $   139,563
Receivables -
   Residential Mortgage Loans                                  1,571,790           409,697
   Other                                                         576,680           483,381
Inventories                                                    2,276,302         1,954,037
Investments -
   Centex Development Company, L.P.                               94,515            65,550
   Joint Ventures and Other                                       75,178            65,944
   Unconsolidated Subsidiaries                                        --                --
Property and Equipment, net                                      738,055           360,604
Other Assets -
   Deferred Income Taxes                                          51,504            49,907
   Goodwill, net                                                 279,232           251,780
   Mortgage Securitization Residual Interest                     153,468           160,999
   Deferred Charges and Other                                    158,624            97,278
                                                             -----------       -----------
                                                             $ 6,052,293       $ 4,038,740
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities                     $ 1,134,853       $ 1,125,807
Debt -
   Non-Financial Services                                      1,481,887           898,068
   Financial Services                                          1,659,496           415,327
Payable to Affiliates                                                 --                --
Minority Stockholders' Interest                                  142,205           129,352
Negative Goodwill                                                 38,837            50,837
Stockholders' Equity -
   Preferred Stock, Authorized 5,000,000
      Shares, None Issued                                             --                --
   Common Stock $.25 Par Value; Authorized
      100,000,000 Shares; Issued and Outstanding
      59,125,165 and 58,806,217, respectively                     14,781            14,702
   Capital in Excess of Par Value                                  6,142                --
   Retained Earnings                                           1,574,582         1,405,895
   Accumulated Other Comprehensive Loss                             (490)           (1,248)
                                                             -----------       -----------
Total Stockholders' Equity                                     1,595,015         1,419,349
                                                             -----------       -----------
                                                             $ 6,052,293       $ 4,038,740
                                                             ===========       ===========

See notes to condensed consolidated financial statements.
*  Unaudited
** Condensed from audited financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                        Centex Corporation                  Financial Services
                                    -----------------------------       ----------------------------
                                    December 31,       March 31,        December 31,      March 31,
                                       2000*            2000**             2000*           2000**
                                    ------------      -----------       ------------     -----------
                                    $    33,011       $   123,411       $    43,934      $    16,152

                                             --                --         1,571,790          409,697
                                        481,855           418,810            94,825           64,571
                                      2,261,207         1,945,899            15,095            8,138

                                         94,515            65,550                --               --
                                         75,178            65,944                --               --
                                        270,455           267,177                --               --
                                        699,838           319,255            38,217           41,349

                                          8,241            24,018            43,263           25,889
                                        262,413           233,059            16,819           18,721
                                             --                --           153,468          160,999
                                        125,589            71,302            33,035           25,976
                                    -----------       -----------       -----------      -----------
                                    $ 4,312,302       $ 3,534,425       $ 2,010,446      $   771,492
                                    ===========       ===========       ===========      ===========


                                    $ 1,057,322       $ 1,038,641       $    77,531      $    87,166

                                      1,481,887           898,068                --               --
                                             --                --         1,659,496          415,327
                                             --                --            34,495           64,246
                                        139,241           127,530             2,964            1,822
                                         38,837            50,837                --               --


                                             --                --                --               --


                                         14,781            14,702                 1                1
                                          6,142                --           180,467          150,467
                                      1,574,582         1,405,895            55,492           52,463
                                           (490)           (1,248)               --               --
                                    -----------       -----------       -----------      -----------
                                      1,595,015         1,419,349           235,960          202,931
                                    -----------       -----------       -----------      -----------
                                    $ 4,312,302       $ 3,534,425       $ 2,010,446      $   771,492
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

                       CENTEX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                                    For the Nine Months Ended
                                                                          December 31,
                                                                  -----------------------------
                                                                     2000              1999
                                                                  -----------       -----------
CASH FLOWS - OPERATING ACTIVITIES
   Net Earnings                                                   $   175,766       $   187,107
   Adjustments -
      Depreciation and Amortization                                    44,717            34,838
      Deferred Income Taxes                                            (6,440)           10,941
      Equity in Earnings of Centex Development
        Company, L.P. and Joint Ventures                               (4,421)             (648)
      Minority Interest, net of taxes                                  19,605            33,233
   (Increase) Decrease in Receivables                                 (31,824)           68,912
   (Increase) Decrease in Residential Mortgage Loans               (1,162,093)          660,731
   Increase in Inventories                                           (310,971)         (485,419)
   (Decrease) Increase in Payables and Accruals                       (15,311)           15,268
   Increase in Other Assets                                           (73,845)         (137,737)
   Other, net                                                          (6,752)          (40,387)
                                                                  -----------       -----------
                                                                   (1,371,569)          346,839
                                                                  -----------       -----------
CASH FLOWS - INVESTING ACTIVITIES
Increase in Advances to Centex Development
        Company, L.P. and Joint Ventures                              (30,451)          (23,566)
   Acquisition of Construction Products Operations                   (442,200)               --
   Acquisition of Home Building Operations                                 --           (74,119)
   Other Acquisitions                                                      --            (9,349)
   Increase in Property and Equipment, net                            (46,286)          (55,220)
                                                                  -----------       -----------
                                                                     (518,937)         (162,254)
                                                                  -----------       -----------
CASH FLOWS - FINANCING ACTIVITIES
   Increase (Decrease) in Debt -
      Secured by Residential Mortgage Loans                         1,244,169          (569,804)
      Other                                                           583,819           458,390
   Retirement of Common Stock                                            (784)          (29,032)
   Proceeds from Stock Option Exercises                                 7,005            13,488
   Dividends Paid                                                      (7,079)           (7,134)
                                                                  -----------       -----------
                                                                    1,827,130          (134,092)
                                                                  -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   758               (48)
                                                                  -----------       -----------

NET (DECREASE) INCREASE IN CASH                                       (62,618)           50,445

CASH AT BEGINNING OF PERIOD                                           139,563           111,268
                                                                  -----------       -----------

CASH AT END OF PERIOD                                             $    76,945       $   161,713
                                                                  ===========       ===========

See notes to condensed consolidated financial statements.

                       CENTEX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                             (Dollars in thousands)
                                   (unaudited)


(A) A summary of comprehensive income for the three and nine months ended December 31, 2000 is presented below:

                                                 For the Three Months Ended        For the Nine Months Ended
                                                      December 31, 2000                December 31, 2000
                                                 --------------------------        -------------------------
Net Earnings                                             $  68,467                        $ 175,766
Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustments                   73                             (394)
     Unrealized (Loss) Gain on Investment                     (586)                           1,152
                                                         ---------                        ---------
Comprehensive Income                                     $  67,954                        $ 176,524
                                                         =========                        =========

         The Foreign Currency Translation Adjustments are the result of Centex's investment in Centex Development Company, L.P. and its foreign subsidiaries. For additional information on Centex Development Company L.P. and subsidiaries, see their separate financial statements included elsewhere in this report. The Unrealized (Loss) Gain on Investment is the result of a mark-to-market adjustment to securities available for sale formerly held by the Company's 65.3%-owned subsidiary, Centex Construction Products, Inc. ("Construction Products").

(B) A summary of changes in stockholders' equity is presented below:

                                                                                           Accumulated
                                                            Capital in                        Other
                                 Preferred     Common      Excess of Par      Retained     Comprehensive
                                   Stock        Stock          Value          Earnings     Income (Loss)     Total
                                 ---------    --------     -------------     ----------    -------------   ----------
Balance, March 31, 2000          $     --     $ 14,702       $     --        $1,405,895     $  (1,248)     $1,419,349

   Net Earnings                        --           --             --           175,766            --         175,766
   Exercise of Stock Options           --           88          6,917                --            --           7,005
   Retirement of 35,400 Shares         --           (9)          (775)               --            --            (784)
   Cash Dividends                      --           --             --            (7,079)           --          (7,079)
   Unrealized Gain on                  --           --             --                --         1,152           1,152
     Investment
   Foreign Currency
     Translation Adjustments           --           --             --                --          (394)           (394)
                                 --------     --------       --------        -----------    ---------      ----------

BALANCE, DECEMBER 31, 2000       $     --     $ 14,781       $  6,142        $1,574,582     $    (490)     $1,595,015
                                 ========     ========       ========        ==========     =========      ==========

(C) In March 1987, certain of Centex's subsidiaries contributed to Centex Development Company, L.P., (the "Partnership") a newly formed master limited partnership, properties with a historical cost basis (which approximated market value) of approximately $76 million for 1,000 Class A Limited Partnership Units. The Partnership was formed to enable stockholders to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex's traditional financial objectives.

         The Partnership is managed by its general partner, 3333 Development Corporation ("Development"), which is in turn wholly-owned by 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units ("Class B Units") in the Partnership) as a dividend to the stockholders of Centex. These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors, but the warrants to purchase Class B Units automatically become detached in November 2007, unless the detachment date is extended by Centex's board.

         The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are also not directors, affiliates, or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and independent Board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation, and sale of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company's interest in the cash flow and earnings of the Partnership is limited to defined amounts, and the Company does not control the Partnership.

         During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of Class C Limited Partnership Units. During fiscal 1998, the 1,000 outstanding Class A Units owned by Centex were converted to 32,260 new Class A Units. As of December 31, 2000, 38,409 Class C Units had been issued in exchange for assets with a fair market value of $38.4 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, as the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, defined as its capital contributions, adjusted for return of capital distributions. As of December 31, 2000, Unrecovered Capital totaled $71.2 million, and preference payments in arrears amounted to $19.6 million. No preference payments were made during fiscal 2000 or fiscal 2001 year to date.

         Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this report.

SUPPLEMENTARY CONDENSED COMBINED BALANCE SHEETS


                                                                 DECEMBER 31,           March 31,
                                                                     2000                 2000*
                                                                 ------------         -----------
ASSETS
   Cash and Cash Equivalents                                     $    87,087          $   197,877
   Receivables                                                     2,158,282              907,367
   Inventories                                                     2,755,802            2,343,682
   Investments in Joint Ventures and Other                            75,925               68,539
   Property and Equipment, net                                       741,261              364,182
   Other Assets                                                      692,676              599,526
                                                                 -----------          -----------
                                                                 $ 6,511,033          $ 4,481,173
                                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts Payable and Accrued Liabilities                      $ 1,239,775          $ 1,244,500
   Debt                                                            3,495,137            1,637,135
   Minority Stockholders' Interest                                   142,269              129,352
   Negative Goodwill                                                  38,837               50,837
   Stockholders' Equity                                            1,595,015            1,419,349
                                                                 -----------          -----------
                                                                 $ 6,511,033          $ 4,481,173
                                                                 ===========          ===========

* Condensed from audited financial statements


SUPPLEMENTARY CONDENSED COMBINED STATEMENTS OF EARNINGS


                                                                    For the Nine Months Ended
                                                                           December 31,
                                                                 --------------------------------
                                                                     2000                1999
                                                                 -----------          -----------
   Revenues                                                      $ 4,882,572          $ 4,479,147
   Costs and Expenses                                              4,598,955            4,176,376
                                                                 -----------          -----------
   Earnings Before Income Taxes                                      283,617              302,771
   Income Taxes                                                      107,851              115,664
                                                                 -----------          -----------
   NET EARNINGS                                                      175,766              187,107
   Other Comprehensive Income (Loss)                                     758                  (48)
                                                                 -----------          -----------
   COMPREHENSIVE INCOME                                          $   176,524          $   187,059
                                                                 ===========          ===========


(D) The Company's home building activities include: the acquisition of raw and semi-developed land; the planning, supervision and funding of subcontractors' activities to complete development of that land primarily into single family home sites; and the construction of houses on those sites for sale to individual home purchasers. The Company conducts its land acquisition and development activities directly and via participation in joint ventures in which the Company holds less than a majority interest.

        The Company had deposited or invested $58.6 million as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.5 billion in order to ensure the future availability of land for home building. These options expire at various dates through the year 2006. The Company has committed to purchase certain developed lots from the Partnership for approximately $0.4 million.

(E) Interest expense relating to the Financial Services operations is included in its costs and expenses. Interest related to operations other than Financial Services is included in interest expense. For the three and nine month periods ending December 31, 2000, Total Interest Expense is net of $5,600 and $8,350, respectively, for interest capitalized to qualifying assets, principally within the Home Building business segment.

                                        For the Three Months Ended
                                                December 31,
                                        ---------------------------
                                          2000               1999
                                        --------           --------
         Total Interest Expense         $ 48,508           $ 34,272
         Less - Financial Services       (27,432)           (15,805)
                                        --------           --------
         Interest Expense, net          $ 21,076           $ 18,467
                                        ========           ========


                                        For the Nine Months Ended
                                                December 31,
                                        ---------------------------
                                          2000               1999
                                        --------           --------
         Total Interest Expense         $125,550           $ 97,657
         Less - Financial Services       (60,410)           (51,829)
                                        --------           --------
         Interest Expense, net          $ 65,140           $ 45,828
                                        ========           ========

(F) In April 1994 Construction Products completed an initial public offering of its stock which began trading on the New York Stock Exchange under the symbol "CXP." Centex's ownership interest in Construction Products was 65.3% as of December 31, 2000, 64.4% as of March 31, 2000, and 63.2% as of December 31, 1999.

(G) In fiscal 1996 the Company acquired an equity interest in Vista Properties, Inc. ("Vista"), which owned a portfolio of properties located in seven states in which the Company has significant operations. The Vista portfolio was reduced to a nominal "book basis" after recording certain deferred tax benefits related to the acquisition. As these properties are developed or sold, the net sales proceeds are reflected as operating margin.

         Negative Goodwill related to the Vista acquisition is being amortized to earnings over the estimated period over which the land will be developed, sold or realized. All investment property operations are being reported through the "Investment Real Estate" business segment.

(H) The Company operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products, and Contracting and Construction Services. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

         Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $94.5 million) is included in the Investment Real Estate segment.

         The following tables set forth financial information relating to the business segments.

HOME BUILDING

CONVENTIONAL HOMES

         Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes.


                                                             For the Three Months Ended
                                                                    December 31,
                                                            ---------------------------
                                                              2000               1999
                                                            --------           --------
                                                                (Dollars in millions)
Revenues                                                    $1,038.8           $  863.2
Cost of Sales                                                 (782.4)            (666.6)
Selling, General & Administrative Expenses                    (155.8)            (123.3)
                                                            --------           --------
Operating Earnings                                          $  100.6           $   73.3
                                                            ========           ========


                                                             For the Nine Months Ended
                                                                    December 31,
                                                            ---------------------------
                                                              2000               1999
                                                            --------           --------
                                                                (Dollars in millions)
Revenues                                                    $2,952.8           $2,461.5
Cost of Sales                                               (2,251.2)          (1,898.9)
Selling, General & Administrative Expenses                    (438.9)            (359.9)
                                                            --------           --------
Operating Earnings                                          $  262.7           $  202.7
                                                            ========           ========

MANUFACTURED HOMES

         Manufactured Homes operations involve the construction of single-family homes and, to a lesser degree, commercial structures in factories and the sale of these products through a network of Company-owned and independent dealers.


                                                      For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                        2000             1999
                                                       ------           ------
                                                        (Dollars in millions)
Revenues                                               $ 29.5           $ 47.1
Cost of Sales                                           (24.4)           (36.5)
Selling, General & Administrative Expenses               (6.7)            (7.1)
Goodwill Amortization                                    (0.9)            (0.8)
                                                       ------           ------
Operating (Loss) Earnings                              $ (2.5)          $  2.7
                                                       ======           ======



                                                       For the Nine Months Ended
                                                             December 31,
                                                      ----------------------------
                                                        2000                1999
                                                      ---------           --------
                                                          (Dollars in millions)
Revenues                                               $   99.8           $  146.0
Cost of Sales                                             (82.0)            (114.2)
Selling, General & Administrative Expenses                (18.9)             (21.4)
Goodwill Amortization                                      (2.6)              (2.6)
                                                       --------           --------
Operating (Loss) Earnings                                  (3.7)               7.8
Minority Interest                                            --               (1.0)
                                                       --------           --------
Net Operating (Loss) Earnings to Centex                $   (3.7)          $    6.8
                                                       ========           ========


INVESTMENT REAL ESTATE

         Investment Real Estate operations involve the acquisition, development, and sale of land primarily for multi-family, industrial, office, retail and mixed-use projects.



                                                     For the Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                       2000            1999
                                                       -----           -----
                                                       (Dollars in millions)
Revenues                                               $13.0           $15.9
Cost of Sales                                           (1.8)           (6.8)
Selling, General & Administrative Expenses              (1.6)           (4.2)
Negative Goodwill Amortization                           4.0             4.0
                                                       -----           -----
Operating Earnings                                     $13.6           $ 8.9
                                                       =====           =====


                                                     For the Nine Months Ended
                                                            December 31,
                                                     -------------------------
                                                       2000             1999
                                                       -----           -----
                                                       (Dollars in millions)
Revenues                                               $19.7           $27.4
Cost of Sales                                           (2.2)           (8.0)
Selling, General & Administrative Expenses              (2.8)           (7.3)
Negative Goodwill Amortization                          12.0            12.0
                                                       -----           -----
Operating Earnings                                     $26.7           $24.1
                                                       =====           =====

         Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $4.3 and $9.0 million for the three and nine months ended December 31, 2000 and $7.9 million and $16.8 million for the three and nine month periods last year. As of December 31, 2000, Investment Real Estate had nominally valued assets with an original cost basis of approximately $32.7 million.

FINANCIAL SERVICES

         Financial Services operations involve financing the purchases of conventional homes, home equity and sub-prime lending, and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others.


                                                      For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                        2000             1999
                                                       ------           ------
                                                        (Dollars in millions)
Revenues*                                              $121.3           $106.6
Selling, General & Administrative Expenses              (91.5)           (81.6)
Interest Expense                                        (27.4)           (15.8)
                                                       ------           ------
Operating Earnings                                     $  2.4           $  9.2
                                                       ======           ======

       * Financial Services revenues include interest income of $36.8 million and $19.2 million for the three months ended December 31, 2000 and 1999, respectively.


                                                       For the Nine Months Ended
                                                             December 31,
                                                      --------------------------
                                                        2000               1999
                                                      --------           -------
                                                         (Dollars in millions)
Revenues*                                              $ 323.7           $ 343.9
Selling, General & Administrative Expenses              (258.6)           (249.7)
Interest Expense                                         (60.4)            (51.8)
                                                       -------           -------
Operating Earnings                                     $   4.7           $  42.4
                                                       =======           =======

       * Financial Services revenues include interest income of $78.9 million and $70.2 million for the nine months ended December 31, 2000 and 1999, respectively.

         Securitizations entered into prior to March 31, 2000 by Financial Services' Centex Home Equity Corporation subsidiary ("Home Equity") were structured in a manner that caused them to be accounted for as sales. The resulting gains on such sales were reported as revenues during the period in which the securitizations closed. Home Equity has changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change in accounting for the securitizations from "sales" to "borrowings" will have no effect on the profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. The approximate impact of this change in fiscal 2001 was to reduce Home Equity's pre-tax earnings by approximately $9.5 million and $31.8 million for the three and nine months ended December 31, 2000, respectively, from the amount it would have reported if the securitizations had been accounted for as sales.

CONSTRUCTION PRODUCTS

         Construction Products operations involve the manufacture, production, distribution, and sale of cement, gypsum wallboard, paperboard, and aggregates and readymix concrete.


                                                      For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                        2000               1999
                                                      --------           -------
                                                         (Dollars in millions)
Revenues                                               $  90.4           $ 108.4
Interest Income                                            1.8               1.1
Cost of Sales                                            (69.6)            (62.5)
Selling, General & Administrative Expenses                (1.1)             (1.2)
Goodwill Amortization                                     (0.5)             (0.4)
                                                       -------           -------
Operating Earnings                                        21.0              45.4
Minority Interest                                         (6.3)            (17.0)
                                                       -------           -------
Net Operating Earnings to Centex                       $  14.7           $  28.4
                                                       =======           =======




                                                       For the Nine Months Ended
                                                             December 31,
                                                       -------------------------
                                                        2000               1999
                                                       -------           -------
                                                        (Dollars in millions)
Revenues                                               $ 290.5           $ 323.4
Interest Income                                            5.6               2.4
Cost of Sales                                           (201.5)           (188.6)
Selling, General & Administrative Expenses                (3.5)             (3.5)
Goodwill Amortization                                     (1.4)             (1.1)
                                                       -------           -------
Operating Earnings                                        89.7             132.6
Minority Interest                                        (30.8)            (50.7)
                                                       -------            ------
Net Operating Earnings to Centex                       $  58.9           $  81.9
                                                       =======           =======
Identifiable Assets                                    $ 752.4           $ 402.6
                                                       =======           =======

CONTRACTING AND CONSTRUCTION SERVICES

         Contracting and Construction Services operations involve the construction of properties for both private and government interests, including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities and educational institutions. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) is reflected in this segment; however, these amounts are eliminated in consolidation.




                                                      For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                       2000               1999
                                                      -------            -------
                                                         (Dollars in millions)
Revenues                                              $ 345.6            $ 288.0
Construction Contract Costs                            (322.8)            (269.6)
Selling, General & Administrative Expenses              (14.6)             (11.6)
                                                      -------            -------
Operating Income, as reported                             8.2                6.8
Intercompany Interest Income*                             2.5                2.0
                                                      -------            -------
Total Economic Return                                 $  10.7            $   8.8
                                                      =======            =======




                                                       For the Nine Months Ended
                                                             December 31,
                                                       -------------------------
                                                        2000              1999
                                                       -------           -------
                                                        (Dollars in millions)
Revenues                                               $ 974.7           $ 928.6
Construction Contract Costs                             (911.9)           (875.5)
Selling, General & Administrative Expenses               (41.5)            (35.6)
                                                       -------           -------
Operating Income, as reported                             21.3              17.5
Intercompany Interest Income*                              6.9               6.3
                                                       -------           -------
Total Economic Return                                  $  28.2           $  23.8
                                                       =======           =======


         *The "net assets" position of the Contracting and Construction Services segment provides significant cash flow (payables and accruals consistently exceed identifiable assets). Intercompany interest income computed on the segment's cash flow in excess of its equity is reflected above. However, these amounts are eliminated in consolidation.

CORPORATE AND OTHER, NET

         Corporate general and administrative expenses represent salaries and other costs not identifiable with a specific segment. Other, net includes new business initiatives and other businesses which do not merit breaking out as separate business segments.


                                                      For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                       2000                1999
                                                      ------              ------
                                                         (Dollars in millions)
Corporate General and Administrative Expenses         $ (8.5)             $ (8.5)
                                                      ======              ======
Operating Earnings (Loss)-Other, net                  $  3.1              $ (0.6)
                                                      ======              ======

                                                       For the Nine Months Ended
                                                             December 31,
                                                       -------------------------
                                                        2000             1999
                                                       ------           ------
                                                        (Dollars in millions)
Corporate General and Administrative Expenses          $(26.0)          $(23.8)
                                                       ======           ======
Operating Earnings (Loss)-Other, net                   $  5.0           $ (3.5)
                                                       ======           ======

(I) The computation of diluted earnings per share excludes anti-dilutive options to purchase 2,823,000 common shares at an average price of $37.44, and 4,416,000 common shares at an average price of $35.24 for the three months and nine months ended December 31, 2000, respectively. All anti-dilutive options have expiration dates ranging from September 2007 to December 2010.

(J) Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued which delays the implementation of SFAS No. 133 for the Company until April 2001. In June 2000, SFAS No. 138 was issued which amends SFAS No. 133 for certain derivative instruments and certain hedging activities.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries most of SFAS No. 125's provisions without reconsideration. This statement will become effective for the Company in April 2001.

         The Company is in the process of assessing the impact SFAS Nos. 133, 138 and 140 will have on its financial statements.

(K) During November 2000 Construction Products purchased selected strategic assets summarized below, and assumed certain liabilities. The net purchase price was approximately $392 million. Funding came from cash on hand and borrowings under Construction Products' new $325 million senior credit facility.

         The principal assets acquired were: a 1.1 billion-square-foot gypsum wallboard plant located in Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations will be operated by Construction Products' American Gypsum Company located in Albuquerque, New Mexico. The paper operations will be located in Lawton, Oklahoma, and will focus primarily on the gypsum wallboard paper business.

(L) Certain prior year balances have been reclassified to be consistent with the December 31, 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Centex's consolidated revenues for the three months ended December 31, 2000 were $1.6 billion, a 15% increase over $1.4 billion for the same period last year. Earnings before income taxes were $110.5 million, 9% higher than $101.7 million last year. Net earnings for the three months ended December 31, 2000 were $68.5 million, 8% higher than $63.2 million for the same period last year.

         For the nine months ended December 31, 2000, consolidated revenues totaled $4.7 billion, 10% higher than $4.2 billion for the same period last year. Earnings before income taxes were $284.5 million, 6% lower than $302.2 million for the same period last year. Net earnings were $175.8 million for the nine months ended December 31, 2000, a 6% decrease from net earnings of $187.1 million for the same period last year.

HOME BUILDING

CONVENTIONAL HOMES

         The following summarizes Conventional Homes' results for the three and nine months ended December 31, 2000 compared to the same periods last year (dollars in millions, except per unit data):

                                                                       For the Three Months Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                                     2000                                       1999
                                                       --------------------------------            -------------------------------
Conventional Homes Revenues                            $  1,038.8                 100.0%           $    863.2                100.0%
Cost of Sales                                              (782.4)                (75.3)%              (666.6)               (77.2)%
Selling, General & Administrative Expenses                 (155.8)                (15.0)%              (123.3)               (14.3)%
                                                       ----------            ----------            ----------           ----------
Operating Earnings                                     $    100.6                   9.7%           $     73.3                  8.5%
                                                       ==========            ==========            ==========           ==========
Units Closed                                                4,893                                       4,495
    % Change                                                  8.9%                                       24.8%
Unit Sales Price                                       $  208,328                                  $  189,466
    % Change                                                 10.0%                                        3.2%
Operating Earnings Per Unit                            $   20,568                                  $   16,314
    % Change                                                 26.1%                                        1.1%




                                                                        For the Nine Months Ended December 31,
                                                       --------------------------------------------------------------------------
                                                                     2000                                       1999
                                                       --------------------------------            ------------------------------
Conventional Homes Revenues                            $  2,952.8                 100.0%           $  2,461.5              100.0%
Cost of Sales                                            (2,251.2)                (76.2)%            (1,898.9)             (77.2)%
Selling, General & Administrative Expenses                 (438.9)                (14.9)%              (359.9)             (14.6)%
                                                       ----------            ----------            ----------         ----------
Operating Earnings                                     $    262.7                   8.9%           $    202.7                8.2%
                                                       ==========            ==========            ==========         ==========
Units Closed                                               14,202                                      12,854
       % Change                                              10.5%                                       27.9%
Unit Sales Price                                       $  203,071                                  $  188,595
       % Change                                               7.7%                                        2.4%
Operating Earnings Per Unit                            $   18,501                                  $   15,768
       % Change                                              17.3%                                        5.0%

         Conventional Homes' revenues for the three months and nine months ended December 31, 2000 increased by $175.6 million and $491.3 million, respectively, from revenues for the same periods last year. These improvements resulted from an increased number of operating neighborhoods along with an increase in units per neighborhood, and a higher average unit selling price compared to the fiscal 2000 per-unit sales price.

         Operating earnings for the three and nine months ended December 31, 2000 were 9.7% and 8.9% as a percentage of revenue and approximately $20,568 and $18,501 on a per unit basis compared to operating earnings of 8.5% and 8.2% of revenue and approximately $16,314 and $15,768 on a per-unit basis for the same periods last year.

         Home sales (orders) totaled 4,351 units during the three months ended December 31, 2000, compared to 4,089 units during the same period last year, representing a 6.4% increase. Home sales (orders) totaled 15,226 units during the nine months ended December 31, 2000 compared to 13,191 units for the same period last year. The backlog of homes sold but not closed at December 31, 2000 was 8,603 units, 16.1% more than the 7,413 units for the same period last year.

MANUFACTURED HOMES

         The following summarizes Manufactured Homes' results for the three and nine months ended December 31, 2000 compared to the same periods last year (dollars in millions):


                                                                    For the Three Months Ended December 31,
                                                       --------------------------------------------------------------
                                                                 2000                                1999
                                                       -------------------------           --------------------------
Manufactured Homes Revenues (Construction)             $ 18.3             100.0%           $ 30.3             100.0%
Cost of Sales                                           (15.1)            (82.4)%           (23.3)            (76.9)%
Selling, General & Administrative Expenses               (3.5)            (19.5)%            (3.4)            (11.3)%
                                                       ------            ------            ------            ------
                                                         (0.3)             (1.9)%             3.6              11.8%
                                                       ------            ======            ------            ======
Retail Sales Revenues                                    10.2             100.0%             16.8             100.0%
Cost of Sales                                            (8.4)            (82.6)%           (13.2)            (78.4)%
Selling, General & Administrative Expenses               (2.6)            (25.4)%            (3.7)            (21.9)%
                                                       ------            ------            ------            ------
                                                         (0.8)             (8.0)%            (0.1)             (0.3)%
                                                       ------            ======            ------            ======
Construction and Retail (Loss) Earnings                  (1.1)                                3.5
Subdivision Development Activities                       (0.5)                                 --
Goodwill Amortization                                    (0.9)                               (0.8)
                                                       ------                              ------
Group Operating (Loss) Earnings                        $ (2.5)                             $  2.7
                                                       ======                              ======

Units Sold                                              1,004                               1,501


                                                                          For the Nine Months Ended December 31,
                                                       ----------------------------------------------------------------------
                                                                  2000                                      1999
                                                       -----------------------------           ------------------------------
Manufactured Homes Revenues (Construction)             $   63.5               100.0%           $   98.1               100.0%
Cost of Sales                                             (52.3)              (82.4)%             (76.2)              (77.6)%
Selling, General & Administrative Expenses                 (9.5)              (14.9)%             (10.8)              (11.0)%
                                                       --------            --------            --------            --------
                                                            1.7                 2.7%               11.1                11.4%
                                                       --------            ========            --------            ========
Retail Sales Revenues                                      34.2               100.0%               47.9               100.0%
Cost of Sales                                             (27.8)              (81.4)%             (38.0)              (79.4)%
Selling, General & Administrative Expenses                 (8.5)              (24.8)%             (10.6)              (22.2)%
                                                       --------            --------            --------            --------
                                                           (2.1)               (6.2)%              (0.7)               (1.6)%
                                                       --------            ========            --------            ========
Construction and Retail (Loss) Earnings                    (0.4)                                   10.4
Subdivision Development Activities                         (0.7)                                     --
Goodwill Amortization                                      (2.6)                                   (2.6)
Minority Interest                                            --                                    (1.0)
                                                       --------                                --------
Group Operating (Loss) Earnings                        $   (3.7)                               $    6.8
                                                       ========                                ========

Units Sold                                                3,328                                   4,723

         Manufactured Homes currently operates four manufacturing plants: three in the Phoenix, Arizona area, and one in central Texas, and also operates 22 retail locations. As a consequence of an oversupply of homes in the total industry distribution pipeline and the reduced availability and higher cost of financing for purchasers of manufactured homes, Manufactured Homes' construction sales and retail sales for the three and nine months ended December 31, 2000 declined from the same periods last year. In response, management has idled its New Mexico plant and slowed production in its other plants until the return of more favorable market conditions.

INVESTMENT REAL ESTATE

         The following summarizes Investment Real Estate's results for the three and nine months ended December 31, 2000 compared to the same periods last year (dollars in millions):

                                 For the Three Months Ended
                                        December 31,
                                 --------------------------
                                   2000           1999
                                   -----          -----
Revenues                           $13.0          $15.9
                                   =====          =====
Operating Earnings                 $13.6          $ 8.9
                                   =====          =====



                                 For the Nine Months Ended
                                       December 31,
                                 --------------------------
                                    2000            1999
                                   ------          ------
Revenues                           $ 19.7          $ 27.4
                                   ======          ======
Operating Earnings                 $ 26.7          $ 24.1
                                   ======          ======

         For the three and nine months ended December 31, 2000, Centex's Investment Real Estate operations, through which all investment property transactions are reported, had operating earnings of $13.6 and $26.7 million, respectively, 52% and 11% higher than $8.9 and $24.1 million for the same periods a year ago. The timing of land sales is uncertain and can vary significantly from period to period.

         Property sales related to Investment Real Estate's nominally valued assets resulted in operating margins of $4.3 million and $7.9 million for the three months ended December 31, 2000 and 1999, and $9.0 million and $16.8 million for the nine months ended December 31, 2000 and 1999, respectively. As of December 31, 2000, Investment Real Estate had nominally valued assets with an original cost basis of approximately $32.7 million which are expected to be sold over the next 12 to 24 months.

         Negative goodwill amortization was $4 million in the three month periods ended December 31, 2000 and 1999, and $12 million in the nine month periods ended December 31, 2000 and 1999.

FINANCIAL SERVICES

         The following summarizes Financial Services' results for the three and nine months ended December 31, 2000 compared to the same periods last year (dollars in millions):

                                                          For the Three Months Ended
                                                                  December 31,
                                                          --------------------------
                                                             2000             1999
                                                            -------          -------
Revenues                                                    $ 121.3          $ 106.6
                                                            =======          =======
Operating Earnings                                          $   2.4          $   9.2
                                                            =======          =======
Origination Volume                                          $ 2,461          $ 2,168
                                                            =======          =======
Number of Loans Originated
 CTX Mortgage Company
  Centex-built Homes ("Builder")                              2,956            2,449
  Non-Centex-built Homes ("Retail")                          10,610           10,614
                                                            -------          -------
                                                             13,566           13,063
 Centex Home Equity Corporation                               6,564            5,526
 Centex Finance Company (closed during fiscal 2000)              --              202
                                                            -------          -------
                                                             20,130           18,791
                                                            =======          =======

                                                        For the Nine Months Ended
                                                              December 31,
                                                        -------------------------
                                                          2000             1999
                                                        --------          -------
Revenues                                                 $ 323.7          $ 343.9
                                                         =======          =======
Operating Earnings                                       $   4.7          $  42.4
                                                         =======          =======
Origination Volume                                       $ 7,316          $ 7,337
                                                         =======          =======
Number of Loans Originated
   CTX Mortgage Company
      Builder                                              8,261            7,489
      Retail                                              33,572           39,093
                                                         -------          -------
                                                          41,833           46,582
   Centex Home Equity Corporation                         20,310           15,506
   Centex Finance Company (closed during fiscal 2000)         --              674
                                                         -------          -------
                                                          62,143           62,762
                                                         =======          =======


         Financial Services' operating earnings for the three months ended December 31, 2000 were $2.4 million compared to $9.2 million for the same period last year. For the nine months ended December 31, 2000, operating earnings were $4.7 million compared to $42.4 million for the same period last year.

         Financial Services' revenues for the third quarter of fiscal 2001 were $121.3 million versus $106.6 million for the third quarter last year, and $323.7 million for the first nine months of fiscal 2001 compared to $343.9 million for the same period last year. Gains on sales of mortgage loans receivable, a component of Financial Services' revenues, decreased to $40.7 million for the quarter ended December 31, 2000 from $65.4 million for the comparable quarter last year, and to $128.7 million for the nine months ended December 31, 2000 compared to $208.3 million for the same period last year. This decline is primarily due to the change, discussed below, in the method of accounting for securitizations completed by Home Equity.

         CTX Mortgage Company and related companies ("CTX Mortgage") had operating earnings totaling $5.9 million for the three months ended December 31, 2000 compared to operating earnings of $5.8 million for the three months ended December 31, 1999, and $16.7 million for the nine months ended December 31, 2000, which was 45% less than operating earnings of $30.6 million reported for the nine months ended December 31, 1999. The decline in CTX Mortgage's year-to-date operating earnings is primarily due to higher interest rates in the first nine months of fiscal 2001 compared to the same period last year, which has resulted in a decrease in refinancing activity, a more competitive pricing environment, and a change in product mix to a greater volume of adjustable rate loans that have lower profit margins. Originations for the nine months ended December 31, 2000 totaled 41,833 compared to 46,582 originations in the same period last year. The per-loan profit for the nine months ended December 31, 2000 was $400, or 39% lower than $657 for the same period last year. CTX Mortgage's total mortgage applications for the three months ended December 31, 2000 increased 14% to 12,723 from 11,197 applications for the same period last year. For the nine months ended December 31, 2000, CTX Mortgage's applications decreased 1% to 43,919 from 44,210 for the same period last year.

         Up to December 1999, substantially all of the mortgage loans generated by CTX Mortgage were sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter. In mid-December 1999, CTX Mortgage began to sell, at closing, the majority of its mortgage loans to Harwood Street Funding I, LLC ("HSF-I"), a non-affiliated limited liability company. This arrangement is discussed in more detail in the Financial Condition and Liquidity section below.

         CTX Mortgage's interest income, earned primarily on loans pending sale, decreased 65% for the quarter ended December 31, 2000 to $4.2 million from $12.0 million for the same quarter last year, and declined 73% for the nine months ended December 31, 2000 to $13.4 million from $49.1 million for the same period last year. CTX Mortgage's interest expense for the quarter ended December 31, 2000 was $4.5 million, a 59% decrease from $10.9 million for the same period last year. Interest expense for the nine months ended December 31, 2000 was $14.3 million, a 63% decrease from $38.3 million for the same period last year. The decrease in CTX Mortgage's net interest income was due to the reduction in its inventory of loans because of the sales arrangement with HSF-I, as discussed in the Financial Condition and Liquidity section.

         Home Equity reported operating losses of $3.5 million and $12.1 million, respectively, for the quarter and nine months ended December 31, 2000, compared to operating earnings of $3.4 million and $11.8 million, respectively, for the same periods last year. As discussed below, this decline primarily resulted from accounting for $400 million in securitizations completed during the quarter ended December 31, 2000 and $1.15 billion in securitizations during fiscal 2001 as borrowings rather than as sales.

         Home Equity's originations for the three months ended December 31, 2000 were 6,564, a 19% increase over 5,526 originations for the same period last year. Originations for the nine months ended December 31, 2000 were 20,310, a 31% increase over 15,506 originations for the same period last year. Loan volume for the three months ended December 31, 2000 was $442.8 million, a 25% improvement over the same period last year. Loan volume for the nine months ended December 31, 2000 was $1.3 billion, a 31% improvement over the same period last year. Loan volume for the three and nine months ended December 31, 2000 was favorably impacted by the opening of new operating locations during the later quarters of fiscal 2000, plus generally increased activity. Home Equity's sub-prime applications totaled 35,105 for the quarter ended December 31, 2000, an increase of 9% over the 32,341 applications for the same period last year. Home Equity's sub-prime applications totaled 109,853 for the nine months ended December 31, 2000, an increase of 22% over the 89,785 applications for the same period last year.

         During the quarter ended December 31, 2000, Home Equity completed $400 million in loan securitizations, compared to $305 million of loan securitizations during the same period last year. For the nine months ended December 31, 2000, Home Equity completed securitizations totaling $1.15 billion, compared to $1.0 billion in securitizations for the same period last year. Home Equity retains the servicing rights associated with these securitized loans and is the long-term servicer of these loans. Service fee income related to this long-term servicing was $6.8 million in the three months ended December 31, 2000, a 70% increase from the $4.0 million in the same period last year. For the nine months ended December 31, 2000, service fee revenue was $17.8 million compared to $10.0 million for the same period last year.

         Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis. Securitizations entered into prior to March 31, 2000 by Home Equity were structured in a manner that caused them to be accounted for as sales. The resulting gains on such sales were reported as revenues during the period in which the securitizations closed. Home Equity has changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change in accounting for the securitizations from "sales" to "borrowings" will have no effect on the profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. The approximate impact of this change in fiscal 2001 was to reduce Home Equity's pre-tax earnings by approximately $9.5 million and $31.8 million for the three and nine months ended December 31, 2000, respectively, from the amount it would have reported if the securitizations had been structured as sales.

         Among other effects, the loans thus securitized are reflected as loans receivable on the Company's balance sheet, and the Company's income statement reflects the interest income and the interest expense associated with this loan portfolio. Such net interest income, rather than gain on sale of loans as in past periods, is Home Equity's primary source of operating income. Primarily as a result of this change, Home Equity's interest income increased 353% for the quarter ended December 31, 2000 to $32.6 million from $7.2 million for the same period last year, and increased 210% for the nine months ended December 31, 2000 to $65.5 million from $21.1 million for the same period last year. Interest expense for the quarter ended December 31, 2000 was $22.9 million, a 367% increase from $4.9 million for the same period last year, and for the nine months ended December 31, 2000, was $46.1 million, a 241% increase from $13.5 million for the same period last year. Therefore, Home Equity's net interest income increased 322% to $9.7 million for the quarter ended December 31, 2000 from $2.3 million for the same period last year, and increased 155% for the nine months ended December 31, 2000 to $19.4 million from $7.6 million for the same period last year.

         Financial Services' other sources of revenue include, among other things, loan origination fees, servicing fee income, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

         The following summarizes Construction Products' results for the three and nine months ended December 31, 2000 compared to the same periods last year (dollars in millions):


                                                      For the Three Months Ended
                                                            December 31,
                                                      -------------------------
                                                        2000             1999
                                                      -------           -------
Revenues                                               $ 90.4           $108.4
Interest Income                                           1.8              1.1
Cost of Sales and Expenses                              (69.6)           (62.5)
Selling, General & Administrative Expenses               (1.1)            (1.2)
Goodwill Amortization                                    (0.5)            (0.4)
                                                       ------           ------
Operating Earnings                                       21.0             45.4
Minority Interest                                        (6.3)           (17.0)
                                                       ------           ------
Net Operating Earnings to Centex                       $ 14.7           $ 28.4
                                                       ======           ======

                                                      For the Nine Months Ended
                                                            December 31,
                                                      -------------------------
                                                        2000             1999
                                                      -------           -------
Revenues                                              $ 290.5           $ 323.4
Interest Income                                           5.6               2.4
Cost of Sales                                          (201.5)           (188.6)
Selling, General & Administrative Expenses               (3.5)             (3.5)
Goodwill Amortization                                    (1.4)             (1.1)
                                                      -------           -------
Operating Earnings                                       89.7             132.6
Minority Interest                                       (30.8)            (50.7)
                                                      -------           -------
Net Operating Earnings to Centex                      $  58.9           $  81.9
                                                      =======           =======

         Construction Products' revenues were $90.4 million for the three months ended December 31, 2000, a 17% decrease from the same period last year. For the three months ended December 31, 2000, Construction Products' operating earnings, net of minority interest, were $14.7 million, a 48% decrease from the $28.4 million reported for the same period last year. Revenues from Construction Products for the nine months ended December 31, 2000 were $290.5 million, 10% lower than revenues for the same period last year. For the nine months ended December 31, 2000, Construction Products' operating earnings, net of minority interest, were $58.9 million, 28% lower than the results for the same period last year. The decrease in revenues and operating earning for the three and nine month periods ending December 31, 2000 are primarily the result of lower pricing, particularly in gypsum wallboard. Construction Products' results for both the current year quarter and nine month period were also adversely impacted by higher fuel and energy costs.

         During November 2000, Construction Products purchased selected strategic assets summarized below, and assumed certain liabilities. The net purchase price was approximately $392 million. Funding came from cash on hand and borrowings under Construction Products' new $325 million senior credit facility.

         The principal assets acquired were: a 1.1 billion-square-foot gypsum wallboard plant located in Duke, Oklahoma; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations will be operated by Construction Products' American Gypsum Company located in Albuquerque, New Mexico. The paper operations will be located in Lawton, Oklahoma, and will focus primarily on the gypsum wallboard paper business.

\

CONTRACTING AND CONSTRUCTION SERVICES

         The following summarizes Contracting and Construction Services' results for the three and nine months ended December 31, 2000 compared to the same periods last year (dollars in millions):



                                                         For the Three Months Ended
                                                                 December 31,
                                                  --------------------------------------------
                                                        2000                       1999
                                                  -----------------          -----------------
Revenues                                          $           345.6          $           288.0
                                                  =================          =================

Operating Earnings                                $             8.2          $             6.8
                                                  =================          =================

New Contracts Received                            $           318.5          $           486.8
                                                  =================          =================

Backlog of Uncompleted Contracts                  $           1,445          $           1,322
                                                  =================          =================



                                                          For the Nine Months Ended
                                                                 December 31,
                                                  --------------------------------------------
                                                        2000                       1999
                                                  -----------------          -----------------
Revenues                                          $           974.7          $           928.6
                                                  =================          =================
Operating Earnings                                $            21.3          $            17.5
                                                  =================          =================

New Contracts Received                            $         1,037.6          $         1,313.5
                                                  =================          =================

Backlog of Uncompleted Contracts                  $           1,445          $           1,322
                                                  =================          =================

         Contracting and Construction Services' revenues for the three and nine months ended December 31, 2000 were $345.6 million and $974.7 million, respectively. Operating earnings for the group improved 20% to $8.2 million for the three months and 21% to $21.3 million for the nine months ended December 31, 2000 over the same periods last year. This increase was primarily the result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

         The Contracting and Construction Services operations provided a positive average net cash flow in excess of Centex's investment in the group of $99.3 million for the three months ended December 31, 2000 and $94.7 million for the same period last year. For the nine months ended December 31, 2000, the positive average net cash flow in excess of Centex's investment in the group was $95.1 million, compared to $102.8 million for the same period last year.


                                       -25

FINANCIAL CONDITION AND LIQUIDITY

         At December 31, 2000, the Company had cash and cash equivalents of $76.9 million, including $30.4 million of restricted cash and $11.8 million belonging to the Company's 65.3%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing, and financing activities for the nine months ended December 31, 2000 and 1999 is summarized below (dollars in thousands):

                                                      For the Nine Months Ended
                                                             December 31,
                                                  ---------------------------------
                                                     2000                  1999
                                                  -----------           -----------
Net cash provided by (used in)
     Traditional Operations*
         Operating Activities                     $  (149,354)          $  (233,472)
         Investing Activities                        (513,888)             (142,454)
         Financing Activities                         572,084               432,060
                                                  -----------           -----------
                                                      (91,158)               56,134
                                                  -----------           -----------

     Financial Services
         Operating Activities                      (1,222,215)              590,311
         Investing Activities                          (5,049)              (19,800)
         Financing Activities                       1,255,046              (576,152)
                                                  -----------           -----------
                                                       27,782                (5,641)
                                                  -----------           -----------

     Effect of exchange rates on cash                     758                   (48)
                                                  -----------           -----------
Net (decrease) increase in cash                   $   (62,618)          $    50,445
                                                  ===========           ===========

     * Traditional operations is the combining of all subsidiaries other than those included in the Financial Services business segment.

         For the first nine months of fiscal 2001, cash was used in the Operating Activities to finance increases in residential mortgage loans and housing inventories. The increase in housing inventories relates to the increased level of sales and resulting units under construction during the year and to the acquisition of expansion land. The funds provided by Financing Activities included new debt used to fund both residential mortgage loans and the increased home building activity.

         Short-term debt as of December 31, 2000 was $817.8 million, which included $542.0 million of debt applicable to the Financial Services operation (see below). Excluding Financial Services, the Company's short-term borrowings are generally accomplished at prevailing market interest rates from the Company's commercial paper programs and from uncommitted bank facilities. In August, the Company entered into a $600 million committed multi-bank revolving credit facility expiring in 2005 which serves as backup for commercial paper borrowings.

         The Financial Services segment obtains most of its own short-term liquidity needs through separate facilities which require only limited support from Centex Corporation. During the third quarter of fiscal 2000, CTX Mortgage began selling to HSF-I substantially all of the Conforming, Jumbo A, and GNMA eligible mortgages originated by CTX Mortgage under a revolving sales agreement. HSF-I, an unaffiliated special purpose entity, acquires and then resells mortgages originated by CTX Mortgage into secondary markets. Under the sales agreement between CTX Mortgage and HSF-I, which has a five year term with certain renewal options, CTX Mortgage is not required to sell its mortgage loans to HSF-I; however, HSF-I has committed to purchase all eligible loans offered by CTX Mortgage. This arrangement gives CTX Mortgage daily access, on a revolving basis, to HSF-I's $1.5 billion of capacity. CTX Mortgage also maintains $190 million of secured committed mortgage warehouse facilities.

         In February 2001, Home Equity began selling mortgage loans to Harwood Street Funding II, LLC ("HSF-II") under a revolving sales agreement. HSF-II, an affiliated special purpose limited liability company, acquires mortgages originated or acquired by Home Equity and then resells them into the secondary market or to securitization structures. Under the sales agreement between Home Equity and HSF-II, Home Equity is not required to sell its mortgage loans to HSF-II; however, HSF-II has committed to purchase all eligible loans offered by Home Equity. This arrangement gives Home Equity daily access, on a revolving basis, to HSF-II's $550 million of capacity. HSF-II's funding for the purchase of the loans is provided through the sale by it in the capital markets of five-year subordinated notes and short-term secured liquidity notes. Home Equity continues to service the loans acquired by HSF-II. Home Equity also has $325 million of committed secured mortgage warehouse facilities to finance sub-prime mortgages held until securitization.

         In addition, Financial Services has $90 million of uncommitted unsecured credit facilities under which it can borrow and, in turn, allocate such borrowed funds to its CTX Mortgage, Home Equity, and other subsidiaries. At December 31, 2000, Financial Services had borrowed $90 million under these facilities; $45 million of such borrowings were allocated to CTX Mortgage and $45 million to Home Equity. All borrowings under these unsecured facilities are guaranteed by Centex Corporation.

         CTX Mortgage and Home Equity share a $175 million uncommitted secured credit facility to finance mortgage inventory. At December 31, 2000, CTX Mortgage had borrowed $25 million and Home Equity had borrowed $145 million under this facility. This facility has limited recourse to Centex Corporation.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations, and in debt. The Company utilizes forward sale commitments to mitigate the risk associated with the majority of CTX Mortgage's mortgage loan portfolio and forward starting interest rate swaps for most of the unsecuritized mortgage portfolio of Home Equity. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. There have been no material changes in the Company's market risk since March 31, 2000. At December 31, 2000, market risk associated with the swaps mentioned above is considered minimal.

Debt outstanding as of December 31, 2000 was as follows (dollars in thousands):


Non-Financial Services:
     Short-Term Notes Payable                                                        $  275,810
     Senior Debt:
         Medium-Term Note Programs, 6.94% to 7.95%, due through 2006                    486,991
         Long-Term Notes, 6.4% to 9.75%, due through 2006                               214,966
         Other Indebtedness, weighted-average 8.9%, due through 2027                    294,768
     Subordinated Debt:
         Subordinated Debentures, 7.375%, due in 2006                                    99,784
         Subordinated Debentures, 8.75%, due in 2007                                     99,560
         Subordinated Debentures, 9.5%, due in 2009                                      10,008
                                                                                     ----------
                                                                                      1,481,887
                                                                                     ----------
Financial Services:
     Short-Term Notes Payable                                                           541,970
     Home Equity Loans Asset-backed Certificates, 6.60%
         to 8.48%, due through 2031                                                     327,518
     Home Equity Loans Asset-backed Certificates, 6.60%
         to 7.99%, due through 2030                                                     390,008
     Home Equity Loans Asset-backed Certificates, 6.74%
         to 7.17%, due through 2031                                                     400,000
                                                                                     ----------
                                                                                      1,659,496
                                                                                     ----------
Centex Corporation and Subsidiaries                                                  $3,141,383
                                                                                     ==========

         Maturities of long-term debt (in thousands) are fiscal: 2001, $118,286; 2002, $702,452; 2003, $268,178; 2004, $413,342; 2005, $105,720; and $715,625
thereafter. The Company believes it has adequate resources and sufficient credit facilities to satisfy its current needs and to provide for future growth.

         On February 1, 2001, Centex issued $250 million in 7.875% senior notes due February 1, 2011. Proceeds of the bond issue were used to reduce commercial paper and short term bank borrowings.

OTHER DEVELOPMENTS AND OUTLOOK

         In October 2000, Centex Homes, a Nevada General Partnership ("Centex Homes") signed a letter of intent to acquire the home building assets of The Selective Group, based in Farmington Hills, Michigan. The closing is scheduled for March 2001, subject to customary conditions.

         As part of its increased focus on serving urban markets, Centex Homes announced in January 2001 that it had signed a letter of intent to acquire CityHome Builders, Inc. ("CityHomes"), a leading builder of upscale urban townhomes in Dallas. The acquisition would include all homes under construction as well as land or lots for approximately 300 homes. CityHomes, founded in 1997, has been nationally recognized for its sophisticated luxury homes, generally priced from $250,000 to $450,000.

         Also during the quarter, Centex HomeTeam Pest Control acquired four pest management companies, three in Florida and one in North Carolina. The acquisitions added a total of 8,200 customers to HomeTeam Pest Control's existing customer bases in these markets, bringing its total number of customers nationwide to 121,000.

         The Company expects home sales to remain strong and closings and margins to continue to increase. Fiscal 2001 home building results should exceed fiscal 2000's record levels, and the Company also expects all-time high results from its contracting and construction services operations. In addition, operating earnings from Financial Services are expected to increase as interest rates fall and its sub-prime loan portfolio grows. However, despite strong product volumes, earnings from Construction Products will be negatively impacted by higher fuel and energy costs and lower product pricing in gypsum wallboard.


--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS


         The Management's Discussion and Analysis of Financial Condition and Results of Operations, the Other Developments and Outlook and other sections of this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Company's businesses; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (1)      Exhibits

                   None


          (2)      Reports on Form 8-K


                   Current Report on Form 8-K of Centex Corporation dated October 25, 2000, filed with the SEC on October 26, 2000.

                   Current Report on Form 8-K of Centex Corporation dated November 16, 2000, and filed with the SEC on that date.

                   Current Report on Form 8-K of Centex Corporation dated November 17, 2000, and filed with the SEC on November 20, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CENTEX CORPORATION
                                            ----------------------------
                                                     Registrant



February 13, 2001                               /s/ Leldon E. Echols
                                            ----------------------------
                                                  Leldon E. Echols
                                            Executive Vice President and
                                               Chief Financial Officer
                                            (principal financial officer)




February 13, 2001                                  /s/ Mark A. Blinn
                                            ----------------------------
                                                     Mark A. Blinn
                                            Vice President - Controller and
                                                  Financial Strategy
                                              (chief accounting officer)

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
                                   (unaudited)


                                                             For the Three Months Ended December 31,
                                      ---------------------------------------------------------------------------------------------
                                                       2000                                            1999
                                      --------------------------------------------   ----------------------------------------------
                                                       Centex                                          Centex
                                                     Development                                      Development
                                                    Company, L.P.    3333 Holding                    Company, L.P.    3333 Holding
                                                         and         Corporation                         and          Corporation
                                      Combined      Subsidiaries    and Subsidiary    Combined       Subsidiaries    and Subsidiary
                                      --------      ------------    --------------    --------       -------------   --------------
REVENUES                              $ 80,752        $ 80,752        $     --        $ 79,450        $ 79,450        $    153

COSTS AND EXPENSES                      78,031          77,894             137          79,533          79,527             159
                                      --------        --------        --------        --------        --------        --------

EARNINGS (LOSS) BEFORE
     INCOME TAXES                        2,721           2,858            (137)            (83)            (77)             (6)

INCOME TAXES                              (928)           (928)             --              29              29              --
                                      --------        --------        --------        --------        --------        --------

NET EARNINGS (LOSS)                   $  3,649        $  3,786        $   (137)       $   (112)       $   (106)       $     (6)
                                      ========        ========        ========        ========        ========        ========

NET EARNINGS (LOSS) ALLOCABLE
     TO LIMITED PARTNER                               $  3,786                                        $   (106)
                                                      ========                                        ========

EARNINGS (LOSS) PER UNIT/SHARE                        $  53.57        $   (137)                       $  (1.66)       $     (6)
                                                      ========        ========                        ========        ========

WEIGHTED-AVERAGE UNITS/SHARES
     OUTSTANDING                                        70,669           1,000                          63,773           1,000



See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit/share data)
                                   (unaudited)


                                                               For the Nine Months Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                                       2000                                            1999
                                     ---------------------------------------------    ---------------------------------------------
                                                       Centex                                          Centex
                                                     Development                                      Development
                                                    Company, L.P.    3333 Holding                    Company, L.P.    3333 Holding
                                                         and         Corporation                         and          Corporation
                                      Combined      Subsidiaries    and Subsidiary    Combined       Subsidiaries    and Subsidiary
                                     ---------      ------------    --------------    ---------      -------------   --------------
REVENUES                             $ 222,510        $ 222,509      $       1        $ 249,249        $ 249,249       $     457

COSTS AND EXPENSES                     219,517          219,157            360          248,684          247,603           1,538
                                     ---------        ---------      ---------        ---------        ---------       ---------

EARNINGS (LOSS)
     BEFORE INCOME TAXES                 2,993            3,352           (359)             565            1,646          (1,081)

INCOME TAXES                              (871)            (871)            --              601              601              --
                                     ---------        ---------      ---------        ---------        ---------       ---------

NET EARNINGS (LOSS)                  $   3,864        $   4,223      $    (359)       $     (36)       $   1,045       $  (1,081)
                                     =========        =========      =========        =========        =========       =========

NET EARNINGS ALLOCABLE
     TO LIMITED PARTNER                               $   4,223                                        $   1,045
                                                      =========                                        =========

EARNINGS (LOSS) PER UNIT/SHARE                        $   60.70      $    (359)                        $   16.99       $  (1,081)
                                                      =========      =========                         =========       =========

WEIGHTED-AVERAGE UNITS/SHARES
     OUTSTANDING                                         69,573          1,000                            61,489           1,000



See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY
              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
                       CONDENSED COMBINING BALANCE SHEETS
                             (Dollars in thousands)



                                                  DECEMBER 31, 2000*                              March 31, 2000**
                                     ---------------------------------------------    ---------------------------------------------
                                                       Centex                                          Centex
                                                     Development                                      Development
                                                    Company, L.P.    3333 Holding                    Company, L.P.    3333 Holding
                                                         and         Corporation                         and          Corporation
                                      Combined      Subsidiaries    and Subsidiary    Combined       Subsidiaries    and Subsidiary
                                     ---------      ------------    --------------    ---------      -------------   --------------
ASSETS
Cash                                  $  10,142     $  10,137       $       5         $  58,314      $  58,298        $      16
Accounts Receivable                       8,582        13,859               1            13,077         17,948                6
Notes Receivable                          1,019         1,019              --             3,131          3,131               --
Inventories                             400,496       398,860           1,636           329,941        328,928            1,013
Investments -
  Commercial Properties, net             70,099        70,099              --            61,420         61,420               --
  Real Estate Joint Ventures              3,069         3,069              --             2,595          2,595               --
  Affiliate                                  --            --           1,716                --             --            1,716
Property and Equipment, net               3,206         3,138              68             3,578          3,481               97
Other Assets -
   Goodwill, net                         29,515        29,515              --            30,727         30,727               --
   Deferred Charges and Other            14,009        13,859             150             8,835          8,660              175
                                      ---------     ---------       ---------         ---------      ---------        ---------
                                      $ 540,137     $ 543,555       $   3,576         $ 511,618      $ 515,188        $   3,023
                                      =========     =========       =========         =========      =========        =========

LIABILITIES, STOCKHOLDERS' EQUITY
AND PARTNERS' CAPITAL
Accounts Payable and
  Accrued Liabilities                 $ 116,769     $ 116,727       $   5,894         $ 118,693      $ 119,162        $   4,982
Notes Payable                           347,386       347,386              --           323,740        323,740               --
                                      ---------     ---------       ---------         ---------      ---------        ---------
  Total Liabilities                     464,155       464,113           5,894           442,433        442,902            4,982
                                      ---------     ---------       ---------         ---------      ---------        ---------
Stockholders' Equity and
  Partners' Capital                      75,982        79,442          (2,318)           69,185         72,286           (1,959)
                                      ---------     ---------       ---------         ---------      ---------        ---------
                                      $ 540,137     $ 543,555       $   3,576         $ 511,618      $ 515,188        $   3,023
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
                                   (unaudited)


                                                               For the Nine Months Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                                       2000                                            1999
                                     ---------------------------------------------    ---------------------------------------------
                                                       Centex                                          Centex
                                                     Development                                      Development
                                                    Company, L.P.    3333 Holding                    Company, L.P.    3333 Holding
                                                         and         Corporation                         and          Corporation
                                      Combined      Subsidiaries    and Subsidiary    Combined       Subsidiaries    and Subsidiary
                                     ---------      ------------    --------------    ---------      -------------   --------------
CASH FLOWS - OPERATING
     ACTIVITIES
Net Earnings (Loss)                    $   3,864     $   4,223       $    (359)        $     (36)       $   1,045      $  (1,081)
Adjustments:
   Depreciation and Amortization           3,622         3,592              30             2,752            2,719             33
   Equity in Earnings from
     Joint Ventures                         (446)         (446)             --               (23)             (23)           (15)
Decrease (Increase) in Receivables         2,149         2,144               5            (5,662)          (5,662)            --
Decrease in Notes Receivable               2,112         2,112              --               194              194             --
Increase in Inventories                  (84,340)      (83,717)           (623)          (11,612)         (11,237)          (375)
Increase in Commercial Properties        (10,064)      (10,064)             --                --               --             --
(Increase) Decrease in Other Assets       (8,273)       (8,298)             25            (2,744)          (2,915)           171
Increase in Payables and Accruals          6,238         5,326             912            12,131           10,313          1,905
                                       ---------     ---------       ---------         ---------        ---------      ---------
                                         (85,138)      (85,128)            (10)           (5,000)          (5,566)           638
                                       ---------     ---------       ---------         ---------        ---------      ---------
CASH FLOWS - INVESTING ACTIVITIES
Increase in Advances to
   Joint Ventures and Investment in
   Affiliate                                 (28)          (28)             --              (947)            (948)           (71)
(Increase) Decrease in Property and
   Equipment, net                           (175)         (174)             (1)              318              317              1
                                       ---------     ---------       ---------         ---------        ---------      ---------
                                            (203)         (202)             (1)             (629)            (631)           (70)
                                       ---------     ---------       ---------         ---------        ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable      39,341        39,341              --            24,719           25,301           (582)
Issuance of Class "C"
     Partnership Units                        --            --              --             4,830            4,830             --
                                       ---------     ---------       ---------         ---------        ---------      ---------
                                          39,341        39,341              --            29,549           30,131           (582)
                                       ---------     ---------       ---------         ---------        ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                (2,172)       (2,172)             --                13               13             --
                                       ---------     ---------       ---------         ---------        ---------      ---------

NET (DECREASE) INCREASE IN CASH          (48,172)      (48,161)            (11)           23,933           23,947            (14)
CASH AT BEGINNING OF PERIOD               58,314        58,298              16               364              331             33
                                       ---------     ---------       ---------         ---------        ---------      ---------

CASH AT END OF PERIOD                  $  10,142     $  10,137       $       5         $  24,297        $  24,278      $      19
                                       =========     =========       =========         =========        =========      =========

SUPPLEMENTAL DISCLOSURES:
Increase in Notes Payable
   Related to an Acquisition           $      --     $      --       $      --         $ 253,812        $ 253,812      $      --

Issuance of Class C Units in
   Exchange for Assets                 $   3,327     $   3,327       $      --         $   3,265        $   3,265      $      --


See notes to condensed combining financial statements.

                     3333 HOLDING CORPORATION AND SUBSIDIARY

              AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

                NOTES TO CONDENSED COMBINING FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                   (unaudited)


(A) In March 1987, Centex Development Company, L.P. (the "Partnership"), a master limited partnership, was formed to enable holders of common stock of Centex Corporation (together with its subsidiaries, "Centex") to participate in long-term real estate development projects whose dynamics are inconsistent with Centex's traditional financial objectives. Certain of Centex's subsidiaries contributed to the Partnership certain properties at their historical cost basis in exchange for 1,000 limited partnership units ("Class A Units").

         The Partnership is managed by its general partner, 3333 Development Corporation ("Development"), which is in turn wholly-owned by 3333 Holding Corporation ("Holding"). Holding is a separate public company whose stock trades in tandem with Centex's stock. The common stock of Holding was distributed in 1987 (with warrants to purchase approximately 80% of the Class B limited partnership units ("Class B Units") in the Partnership) as a dividend to the stockholders of Centex. These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex's Board of Directors, but the warrants to purchase Class B Units automatically become detached in November 2007, unless the detachment date is extended by Centex's board.

         The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are also not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and the independent board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation, and sale of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

         See Note (C) to the condensed consolidated financial statements of Centex included elsewhere in this Form 10-Q for supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries.

(B) Holding has a service agreement with Centex Service Company, a wholly-owned subsidiary of Centex, whereby Centex Service Company provides certain development, tax, accounting and other similar services for Holding. Through December 31, 2000, Holding had paid Centex Service Company $772,500 for services provided in fiscal 2001.

         The Partnership sells lots to Centex Homes, a Nevada General Partnership ("Centex Homes") pursuant to certain purchase and sale agreements. Revenues from these sales were zero for the three and nine months ended December 31, 2000, and $669,000 and $5.0 million for the three and nine months ended December 31, 1999, respectively. Gains associated with the sales for the same periods last year were $132,000 and $305,000, respectively.

(C) A summary of comprehensive income for the three and nine months ended December 31, 2000 is presented below (dollars in thousands):


                                                        For the Three Months Ended      For the Nine Months Ended
                                                             December 31, 2000               December 31, 2000
                                                        --------------------------      -------------------------
Net Earnings                                                       $ 3,649                       $ 3,864
Accumulated Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustments                       73                          (394)
                                                                   -------                       -------
Comprehensive Income                                               $ 3,722                       $ 3,470
                                                                   =======                       =======

(D) A summary of changes in stockholders' equity and partners' capital is presented below (dollars in thousands):


                                                                For the Nine Months Ended December 31, 2000
                                          ------------------------------------------------------------------------------------
                                                          Centex Development Company,             3333 Holding Corporation

                                                              L.P. and Subsidiaries                    and Subsidiary
                                                      -----------------------------------      --------------------------------
                                                      Class B       General      Limited                  Capital In   Retained

                                                        Unit       Partner's    Partner's       Stock     Excess of    Earnings

                                          Combined    Warrants      Capital      Capital       Warrants   Par Value   (Deficit)
                                          --------    --------     ---------    ---------      --------   ----------  ---------
Balance at March 31, 2000                 $ 69,185    $    500     $  1,142     $ 70,644       $      1   $    800     $ (2,760)
   Partnership Units Issued in
       Exchange for Assets                   3,327          --           --        3,327             --         --           --
   Net Earnings (Loss)                       3,864          --           --        4,223             --         --         (359)
   Accumulated Other
       Comprehensive Loss:
          Foreign Currency
          Translation Adjustments             (394)         --           --         (394)            --         --           --
                                          --------    --------     --------     --------       --------   --------     --------
BALANCE AT DECEMBER 31, 2000              $ 75,982    $    500     $  1,142     $ 77,800       $      1   $    800     $ (3,119)
                                          ========    ========     ========     ========       ========   ========     ========

         During fiscal 1998, the partnership agreement governing the Partnership was amended to allow for the issuance of Class C Limited Partnership Units ("Class C Units") to be issued in exchange for assets. During the nine months ended December 31, 2000, 3,327 Class C Units were issued to Centex Homes, the Partnership's sole limited partner, in exchange for assets with a fair market value of $3.3 million.

         The partnership agreement provides that Centex, as the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, defined as its capital contributions, adjusted for return of capital distributions. As of December 31, 2000, Unrecovered Capital totaled $71.2 million, and preference payments in arrears amounted to $19.6 million. No preference payments were made during fiscal 2000 or fiscal 2001 year to date.

(E) On April 15, 1999 Centex Development Company UK Limited ("CDC-UK"), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a United Kingdom home builder ("Fairclough"). The purchase price at closing (approximately $225 million) was paid by the delivery of two-year non-interest bearing promissory notes. A major portion of the promissory note obligation is secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

         Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that will entitle it to receive substantially all of the net, after tax earnings of Fairclough until March 31, 2001. During this time period CDC-UK may, however, participate in Fairclough's earnings in excess of certain specified levels. Because the non-voting preference shares retained by the seller have the characteristics of debt, the preference obligations are being reported as interest expense in the financial statements.

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

         The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price is as follows (dollars in thousands):



         Inventories, Property and Equipment, and Other          $ 270,450
         Goodwill                                                   34,904
         Notes Issued and Liabilities Assumed                     (303,649)
                                                                 ---------
         Cash Paid                                               $   1,705
                                                                 =========

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

         The following tables set forth financial information relating to the business segments for the three and nine months ended December 31, 2000 and 1999 (dollars in thousands).

INTERNATIONAL HOME BUILDING

                                                For the Three Months Ended
                                                        December 31,
                                                --------------------------
                                                   2000           1999
                                                 --------       --------
Revenues                                         $ 49,939       $ 71,298
Costs and Expenses                                (45,301)       (62,294)
Selling, General & Administrative Expenses         (5,590)        (6,433)
Interest                                               62         (2,542)
                                                 --------       --------
Operating (Loss) Earnings                        $   (890)      $     29
                                                 ========       ========

                                                For the Nine Months Ended
                                                      December 31,
                                                --------------------------
                                                   2000             1999
                                                ---------        ---------
Revenues                                        $ 173,813        $ 208,389
Costs and Expenses                               (153,892)        (182,110)
Selling, General & Administrative Expenses        (16,774)         (17,601)
Interest                                           (4,234)          (8,077)
                                                ---------        ---------
Operating (Loss) Earnings                       $  (1,087)       $     601
                                                =========        =========

DOMESTIC HOME BUILDING

                                                For the Three Months Ended
                                                            December 31,
                                                --------------------------
                                                   2000            1999
                                                ---------        ---------
Revenues                                        $   9,751        $  3,791
Cost of Sales                                      (8,087)         (3,355)
Selling, General & Administrative Expenses           (529)           (369)
                                                ---------        --------
Operating Earnings                              $   1,135        $     67
                                                =========        ========

                                                For the Nine Months Ended
                                                        December 31,
                                                --------------------------
                                                   2000            1999
                                                 --------       ----------

Revenues                                         $ 21,450       $    9,781
Cost of Sales                                     (18,228)          (8,500)
Selling, General & Administrative Expenses         (1,502)          (1,088)
                                                 --------       ----------
Operating Earnings                               $  1,720       $      193
                                                 ========       ==========

COMMERCIAL DEVELOPMENT

                                              For the Three Months Ended
                                                      December 31,
                                              --------------------------
                                                  2000           1999
                                                --------       --------
Sales Revenues                                  $ 17,383       $  1,901
Rental Income                                      2,791          1,692
Cost of Sales                                    (14,833)        (1,683)
Selling, General & Administrative Expenses        (1,897)          (974)
Interest                                          (1,112)          (740)
                                                --------       --------
Operating Earnings                              $  2,332       $    196
                                                ========       ========

                                               For the Nine Months Ended
                                                     December 31,
                                              --------------------------
                                                  2000           1999
                                                --------       --------
Sales Revenues                                  $ 17,383       $  3,765
Rental Income                                      7,709          3,412
Cost of Sales                                    (14,833)        (3,065)
Selling, General & Administrative Expenses        (4,832)        (1,881)
Interest                                          (3,137)        (1,471)
                                                --------       --------
Operating Earnings                              $  2,290       $    760
                                                ========       ========

MULTI-FAMILY DEVELOPMENT

                                               For the Three Months Ended
                                                       December 31,
                                               --------------------------
                                                  2000           1999
                                               ----------     -----------
Revenues                                       $     654      $        --
Selling, General & Administrative Expenses          (574)            (475)
Interest                                              --               (4)
                                               ---------      -----------
Operating Earnings (Loss)                      $      80      $      (479)
                                               =========      ===========

                                               For the Nine Months Ended
                                                      December 31,
                                               -------------------------
                                                  2000          1999
                                                --------       --------
Revenues                                        $  1,662       $ 17,154
Cost of Sales                                         --        (17,049)
Selling, General & Administrative Expenses        (1,605)        (1,505)
Interest                                              --            (19)
                                                --------       --------
Operating Earnings (Loss)                       $     57       $ (1,419)
                                                ========       ========

LAND SALES

                                              For the Three Months Ended
                                                      December 31,
                                               -------------------------
                                                 2000          1999
                                                -------       -------
Sales Revenues                                  $    --       $   670
Other Revenues                                      234            98
Cost of Sales                                        --          (539)
Selling, General & Administrative Expenses         (170)         (125)
                                                -------       -------
Operating Earnings                              $    64       $   104
                                                =======       =======

                                               For the Nine Months Ended
                                                        December 31,
                                               -------------------------
                                                  2000         1999
                                                -------       -------
Sales Revenues                                  $    --       $ 6,416
Other Revenues                                      493           332
Cost of Sales                                        --        (5,943)
Selling, General & Administrative Expenses         (480)         (375)
                                                -------       -------
Operating Earnings                              $    13       $   430
                                                =======       =======


(G) Certain prior year balances have been reclassified to be consistent with the December 31, 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On a combined basis, the Companies' revenues for the three and nine months ended December 31, 2000 totaled $80.7 million and $222.5 million, respectively. Revenues of $79.4 million and $249.2 million were reported for the three and nine months ended December 31, 1999, respectively. Operating results for the three and nine months ended December 31, 2000 reflect net earnings of $3,649,000 for the quarter and $3,864,000 of net earnings for the year to date period, respectively, compared to net losses of $112,000 and $36,000 for the same periods last year. The significant decrease in revenues for the nine months ended December 31, 2000 compared to the same period last year primarily resulted from decreased sales revenue in the Companies' Land Sales, Multi-Family and International Home Building business segments, offset by increased sales revenue in the Companies' Domestic Home Building and Commercial Development business segments.

INTERNATIONAL HOME BUILDING

         The following summarizes International Home Building's results for the three and nine months ended December 31, 2000, compared to the same periods last year (dollars in thousands):

                                              For the Three Months Ended
                                                     December 31,
                                              --------------------------
                                                2000              1999
                                              --------          --------
Revenues                                      $ 49,939          $ 71,298
Costs and Expenses                             (45,301)          (62,294)
Selling, General & Administrative Expenses      (5,590)           (6,433)
Interest                                            62            (2,542)
                                              --------          --------
Operating (Loss) Earnings                     $   (890)         $     29
                                              ========          ========

                                                For the Nine Months Ended
                                                       December 31,
                                                -------------------------
                                                   2000            1999
                                                ---------       ---------
Revenues                                        $ 173,813       $ 208,389
Costs and Expenses                               (153,892)       (182,110)
Selling, General & Administrative Expenses        (16,774)        (17,601)
Interest                                           (4,234)         (8,077)
                                                ---------       ---------
Operating (Loss) Earnings                       $  (1,087)      $     601
                                                =========       =========

         International Home Building's operating results include results for Fairclough, its parent holding company, and goodwill amortization attributable to the Fairclough acquisition. The preferred distribution to the seller totaled $(0.1) and $4.2 million for the three and nine months ended December 31, 2000, respectively. Although preferred stock is ordinarily treated as an equity security, in this case the preferred stock has the essential characteristics of debt and, among other things, has a nominal residual interest value that is subject to mandatory redemption in two years. Therefore, the preferred stock has been treated as debt and the preferred distribution has been recorded as interest expense.

         For the three and nine months ended December 31, 2000, the decrease in operating earnings is attributable to declining unit completions resulting from severe weather conditions, a tight labor market, and a generally slower economy.

DOMESTIC HOME BUILDING

         The following summarizes Domestic Home Building's results for the three and nine months ended December 31, 2000, compared to the same periods last year (dollars in thousands):

                                             For the Three Months Ended
                                                   December 31,
                                             --------------------------
                                                  2000          1999
                                                -------       -------
Revenues                                        $ 9,751       $ 3,791
Cost of Sales                                    (8,087)       (3,355)
Selling, General & Administrative Expenses         (529)         (369)
                                                -------       -------
Operating Earnings                              $ 1,135       $    67
                                                =======       =======
Units Closed                                         36            11
                                                =======       =======
Gross Margin Per Unit                           $    46       $    40
                                                =======       =======

                                               For the Nine Months Ended
                                                      December 31,
                                               -------------------------
                                                  2000           1999
                                                --------       --------
Revenues                                        $ 21,450       $  9,781
Cost of Sales                                    (18,228)        (8,500)
Selling, General & Administrative Expenses        (1,502)        (1,088)
                                                --------       --------
Operating Earnings                              $  1,720       $    193
                                                ========       ========
Units Closed                                          85             30
                                                ========       ========
Gross Margin Per Unit                           $     38       $     43
                                                ========       ========


         During the three and nine months ended December 31, 2000 and 1999, revenues resulted from sales of single-family homes in New Jersey.

COMMERCIAL DEVELOPMENT

         The following summarizes Commercial Development's results for the three and nine months ended December 31, 2000, compared to the same periods last year (dollars and square feet in thousands):

                                              For the Three Months Ended
                                                       December 31,
                                              --------------------------
                                                2000              1999
                                              --------          --------
Sales Revenues                                $ 17,383          $  1,901
Rental Income                                    2,791             1,692
Cost of Sales                                  (14,833)           (1,683)
Selling, General & Administrative Expenses      (1,897)             (974)
Interest                                        (1,112)             (740)
                                              --------          --------
Operating Earnings                            $  2,332          $    196
                                              ========          ========
Operating Square Feet                            1,512               956
                                              ========          ========

                                               For the Nine Months Ended
                                                     December 31,
                                               -------------------------

                                                 2000             1999
                                               --------         --------
Sales Revenues                                 $ 17,383        $  3,765
Rental Income                                     7,709           3,412
Cost of Sales                                   (14,833)         (3,065)
Selling, General & Administrative Expenses       (4,832)         (1,881)
Interest                                         (3,137)         (1,471)
                                               --------        --------
Operating Earnings                             $  2,290        $    760
                                               ========        ========
Operating Square Feet                             1,512             956
                                               ========        ========


         During the three and nine months ended December 31, 2000, respectively, construction was completed on 397,000 and 564,000 square feet of office and industrial space. At December 31, 2000, the Company owned, either directly or through interests in joint ventures, 1,512,000 square feet of office and industrial space in California, Texas, Florida, North Carolina and Massachusetts. As of December 31, 2000, the occupancy level averaged 92%. The rental income from these properties increased during the three and nine months ended December 31, 2000, compared to the same period last year due to the addition of 565,000 square feet of operating properties. Sales revenues for the three and nine months ended December 31, 2000 and December 31, 1999 consisted of the sale of land in Texas and California.

MULTI-FAMILY DEVELOPMENT

         The following summarizes Multi-Family Development's results for the three and nine months ended December 31, 2000, compared to the same periods last year (dollars in thousands):

                                            For the Three Months Ended
                                                   December 31,
                                            --------------------------
                                                 2000       1999
                                                -----       -----
Revenues                                        $ 654       $  --
Selling, General & Administrative Expenses       (574)       (475)
Interest                                           --          (4)
                                                -----       -----
Operating Earnings (Loss)                       $  80       $(479)
                                                =====       =====

                                              For the Nine Months Ended
                                                     December 31,
                                              -------------------------
                                                  2000           1999
                                                --------       --------
Revenues                                        $  1,662       $ 17,154
Cost of Sales                                         --        (17,049)
Selling, General & Administrative Expenses        (1,605)        (1,505)
Interest                                              --            (19)
                                                --------       --------
Operating Earnings (Loss)                       $     57       $ (1,419)
                                                ========       ========


         During the nine months ended December 31, 2000, a Multi-Family Development joint venture closed on the sale of a 182-unit apartment complex in College Station, Texas and received an earn-out payment related to the 1999 sale of an apartment community located in The Colony, Texas.

LAND SALES

         The following summarizes Land Sales' results for the three and nine months ended December 31, 2000, compared to the same periods last year (dollars in thousands):

                                           For the Three Months Ended
                                                   December 31,
                                           --------------------------
                                                 2000        1999
                                                -----       -----
Sales Revenues                                  $  --       $ 670
Other Revenues                                    234          98
Cost of Sales                                      --        (539)
Selling, General & Administrative Expenses       (170)       (125)
                                                -----       -----
Operating Earnings                              $  64       $ 104
                                                =====       =====

                                              For the Nine Months Ended
                                                    December 31,
                                              -------------------------
                                                 2000           1999
                                                -------       -------
Sales Revenues                                  $    --       $ 6,416
Other Revenues                                      493           332
Cost of Sales                                        --        (5,943)
Selling, General & Administrative Expenses         (480)         (375)
                                                -------       -------
Operating Earnings                              $    13       $   430
                                                =======       =======


         Other Revenues for the three and nine months ended December 31, 2000 included $86,000 and $231,000 of earnings in joint ventures, respectively, and $148,000 and $262,000 in interest income, respectively. Sales for the three months ended December 31, 1999 included the sale of certain residential lots in Florida, Texas and New Jersey to Centex Homes and the sale of certain land in Texas. Sales for the nine months ended December 31, 1999 comprised lot sales to Centex Homes in Florida, Texas and New Jersey totaling $5.0 million, plus the sale of 5 acres of commercial property in Texas.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended December 31, 2000, 3,327 Class C Preferred Partnership Units were issued in exchange for assets with a fair market value of $3.3 million. Also during the nine months ended December 31, 2000, the Companies funded $35.5 million of construction costs with its interim construction facilities and closed a $3.7 million permanent loan.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)      Exhibits

                  None

         (2)      Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              3333 HOLDING CORPORATION
                                        --------------------------------------
                                                       Registrant

February 13, 2001                               /s/ Stephen M. Weinberg
                                        --------------------------------------
                                                  Stephen M. Weinberg
                                                Director and President
                                             (principal executive officer)


February 13, 2001                                 /s/ Todd D. Newman
                                        --------------------------------------
                                                    Todd D. Newman
                                        Senior Vice President, Chief Financial
                                                 Officer and Treasurer
                                           (principal financial officer and
                                               chief accounting officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of the Registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CENTEX DEVELOPMENT COMPANY, L.P.
                                        --------------------------------------
                                                     Registrant
                                         By: 3333 Development Corporation,
                                                    General Partner

February 13, 2001                              /s/ Stephen M. Weinberg
                                        --------------------------------------
                                                Stephen M. Weinberg
                                                Director and President
                                            (principal executive officer)

February 13, 2001                                 /s/ Todd D. Newman
                                        --------------------------------------
                                                    Todd D. Newman
                                        Senior Vice President, Chief Financial
                                                Officer and Treasurer
                                           (principal financial officer and
                                              chief accounting officer)