Form 10-K
period 2001-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2001-06-15
CIK 18532, 818762, 818764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2001

Commission File No. 1-6776
CENTEX CORPORATION

(Exact name of registrant as specified in its charter)
Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive office, including zip code)
(214) 981-5000
(Registrant’s telephone number)

Commission File Nos. 1-9624 and 1-9625, respectively
3333 HOLDING CORPORATION and
CENTEX DEVELOPMENT COMPANY, L.P.
(Exact name of registrants as specified in their charters)
Nevada and Delaware, respectively
(States of incorporation or organization)
75-2178860 and 75-2168471, respectively
(I.R.S. Employer Identification Nos.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive office, including zip code)
(214) 981-6770
(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on which		exchange on which
Title of each class	registered	Title of each class	registered

Centex Corporation		3333 Holding Corporation

Common Stock ($.25 par value)	New York Stock Exchange London Stock Exchange	Common Stock ($.01 par value)	New York Stock Exchange London Stock Exchange

Centex Development Company, L.P.

		Warrants to Purchase Class B Units of Limited Partnership Interest Expiring November 30, 2007	New York Stock Exchange London Stock Exchange

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

      The aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants on May 31, 2001 was approximately $2.2 billion.

      Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on May 31, 2001:

Centex Corporation	Common Stock	60,366,107 shares

3333 Holding Corporation	Common Stock	1,000 shares

Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260 units

Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	181,194 units

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.III and B.III of this Report:

(a) Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 19, 2001.

JOINT ANNUAL REPORT ON
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2001

CENTEX CORPORATION AND SUBSIDIARIES
AND
3333 HOLDING CORPORATION AND SUBSIDIARY
AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

JOINT EXPLANATORY STATEMENT

      On November 30, 1987, Centex Corporation (“Centex” or the “Company”) distributed as a dividend (the “Distribution”) to its stockholders, through a nominee (the “Nominee”), all of the 1,000 issued and outstanding shares of common stock, par value $.01 per share (“Holding Common Stock”), of 3333 Holding Corporation, a Nevada corporation (“Holding”), and 900 warrants (the “Stockholder Warrants”) to purchase Class B Units of limited partnership interest in Centex Development Company, L.P., a Delaware limited partnership (the “Partnership”). Pursuant to an agreement with the Nominee (the “Nominee Agreement”), the Nominee is the recordholder of the Stockholder Warrants and the Holding Common Stock on behalf of and for the benefit of persons who are from time to time the holders of the common stock, par value $.25 per share (“Centex Common Stock”), of Centex (“Centex Stockholders”). Each Centex Stockholder owns a beneficial interest in that portion of the Holding Common Stock and the Stockholder Warrants that the total number of shares of Centex Common Stock held by such stockholder bears to the total number of shares of Centex Common Stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each Centex Stockholder’s beneficial interest in such pro rata portion of the shares of Holding Common Stock and the Stockholder Warrants is represented by the certificate or certificates evidencing such Centex Stockholder’s Centex Common Stock, and is currently tradeable only in tandem with, and as a part of, each such Centex Stockholder’s Centex Common Stock. The tandem securities are listed and traded on the New York Stock Exchange and the London Stock Exchange and are registered with the Securities and Exchange Commission (the “Commission”) separately under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Holding and the Partnership were each organized in 1987 in connection with the Distribution. 3333 Development Corporation, a wholly-owned subsidiary of Holding (“Development”), holds a 1% interest in, and is the sole general partner of, the Partnership. Centex indirectly owns 100% of the Class A Units and 100% of the Class C Units of limited partnership interest in the Partnership, which units are collectively convertible into 20% of the Class B Units of limited partnership in the Partnership. Please refer to the ownership chart on page 3.

      At present, Centex, Holding and the Partnership have elected to satisfy their respective periodic reporting obligations under the Exchange Act, and the rules and regulations promulgated thereunder, by preparing and filing joint periodic reports. Part A of this Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (the “Report”) relates to Centex and its subsidiaries. Part B of this Report relates to Holding and its subsidiary, Development, and to the Partnership and its subsidiaries.

      This Report should be read in conjunction with the proxy statements of Centex and Holding in connection with their respective 2001 annual meetings of stockholders, the Annual Report to Stockholders of Centex for the fiscal year ended March 31, 2001 (the “Centex 2001 Annual Report”) and the Annual Report to Stockholders of Holding and the Partnership for the fiscal year ended March 31, 2001 (the “Holding/Partnership 2001 Annual Report”). For a complete understanding of the tandem traded securities, Part A and Part B of this Report should be read in combination.

Information concerning the earnings and financial condition of the three companies, on an aggregate basis, is included in Note (G) of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 66-68 of this Report.

For a description of this ownership chart, please see the Joint Explanatory Statement on the previous page.

              OWNERSHIP CHART

FORM 10-K

TABLE OF CONTENTS (continued)

Page

Part B.	3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

INDICES TO EXHIBITS

CENTEX CORPORATION AND SUBSIDIARIES	131

3333 HOLDING CORPORATION AND SUBSIDIARY	134

CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES	136

PART A.

CENTEX CORPORATION AND SUBSIDIARIES

PREFATORY STATEMENT

      Part A of this Report (pages 6 through 78) includes information relating to Centex Corporation and subsidiaries (“Centex” or the “Company”), File No. 1-6776. See Joint Explanatory Statement on page 2 of this Report. References to Centex or the Company in this Report include Centex and its subsidiaries unless the context otherwise states. Part B of this Report (pages 79 through 130) includes information relating separately to 3333 Holding Corporation (“Holding”) and its subsidiary, 3333 Development Corporation (“Development”), and to Centex Development Company, L.P. and subsidiaries (“Partnership”).

PART I

ITEM 1. BUSINESS

General Development of Business

      Centex is incorporated in the state of Nevada. The Company’s common stock, par value $.25 per share (“Centex Common Stock”), began trading publicly in 1969. As of May 31, 2001, 60,366,107 shares of Centex Common Stock, which are traded on the New York Stock Exchange (“NYSE”) and the London Stock Exchange, were outstanding.

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

      One of the nation’s largest home builders, Centex’s Home Building business includes both conventional homes and manufactured homes. Centex’s Conventional Homes operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, town homes, and low-rise condominiums. Centex has participated in the conventional home building business since 1950. Centex entered the Manufactured Homes business in fiscal 1997 when Centex Real Estate Corporation acquired approximately 80% of the predecessor of Cavco Industries, LLC. During the fourth quarter of fiscal 2000 the Company acquired the remaining approximately 20% minority interest in Cavco. As used herein, “Cavco” refers to the Manufactured Homes operations of the Company, which includes the manufacture of residential and park model homes and, to a lesser degree, commercial structures in factories and their sale through company-owned retail outlets and a network of independent dealers.

      Centex’s Investment Real Estate operations involve the acquisition, development, and sale of land, primarily for industrial, office, multi-family, retail, and mixed-use projects.

      Centex’s Financial Services operations consist of home financing, home equity and sub-prime lending, and the sale of title insurance and various other insurance coverages. These activities include mortgage origination, servicing, and other related services for purchasers of homes sold by Centex subsidiaries and others. Centex has been in the mortgage banking business since 1973.

      The operations of Centex Construction Products, Inc., a Delaware corporation (“Construction Products”), involve the manufacture, production, distribution, and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. Centex’s involvement in the construction products business started in 1963 when it began construction of its first cement plant. During the quarter ended June 30, 1994, Construction Products completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol “CXP.” Primarily as a result of Construction Products’ repurchases of its own stock during the quarter ended June 30, 1996, Centex’s ownership interest increased to more than 50%. As a result of subsequent stock repurchases by Construction Products, Centex’s ownership interest has increased to 65.2% as of March 31, 2001. Accordingly, Construction Products’ fiscal 2001, 2000, and 1999 financial results have been consolidated with those of Centex.

      Centex’s Contracting and Construction Services operations involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities, and educational institutions. Centex entered the Contracting and Construction Services business in 1966 by acquiring a Dallas-based contractor that had been in business since 1936. Additional significant construction companies were acquired in 1978, 1982, 1987, and 1990. Centex currently ranks among the nation’s largest general building contractors.

      In fiscal 1988, Centex established Centex Development Company, L.P. Please refer to Part B of this Report for a discussion of the business of the Partnership.

Financial Information about Industry Segments

      Note (J) of the Notes to Consolidated Financial Statements of Centex on pages 69-72 of this Report contains additional information about the Company’s business segments for the fiscal years ended March 31, 2001, 2000, and 1999 (“fiscal 2001,” “fiscal 2000,” and “fiscal 1999,” respectively).

Narrative Description of Business

HOME BUILDING

Conventional Homes

      Centex Homes, Centex’s conventional home building operation, is primarily involved in the purchase and development of land or lots and the construction and sale of single-family homes, town homes, and low-rise condominiums. Centex Homes currently operates in 481 neighborhoods in 79 different markets. Centex Homes is one of the leading U.S. builders of single-family detached homes, as measured by the number of units sold and closed in a calendar year. Centex Homes is also the only company to rank among the nation’s top 10 home builders for each of the past 33 years according to Professional Builder magazine. Centex Homes sells to both first-time and move-up buyers. Over 90% of the houses Centex Homes sells are single-family detached homes, and the remainder are town homes and low-rise condominiums.

Markets

      Centex Homes follows a strategy of reducing exposure to local market volatility by diversifying operations across geographically and economically diverse markets. Centex Homes currently builds in 79 market areas in 23 states and in Washington, D. C. The markets are listed below by geographic areas.

Mid-Atlantic	New Jersey- Middlesex/Somerset/Hunterdon Monmouth/Ocean Newark Trenton	North Carolina- Charlotte/Gastonia/Rock Hill Greensboro/Winston Salem/Rock Hill Raleigh/Durham/Chapel Hill

	Virginia- Norfolk/Virginia Beach/Newport Richmond/Petersburg Washington, D.C.	South Carolina- Charleston/North Charleston Myrtle Beach

	Pennsylvania- Philadelphia Pittsburgh	Nashville, Tennessee Baltimore, Maryland

Southeast	Florida- Daytona Beach Ft. Lauderdale Ft. Myers/Cape Coral Ft. Pierce/St. Lucie Jacksonville Lakeland/Winter Haven Melbourne/Titusville	Miami Naples Orlando Punta Gorda Sarasota/Bradenton Tampa/St. Petersburg/Clearwater West Palm Beach/Boca Raton

	South Carolina- Columbia Greenville/Spartanburg/Anderson	Atlanta, Georgia

Midwest	Ohio- Akron Cincinnati Columbus	Dayton/Springfield Mansfield Toledo

	Indiana- Indianapolis Fort Wayne	Michigan- Detroit Grand Rapids/Muskegon/Holland Kalamazoo/Battle Creek

	Colorado- Boulder/Longmont Denver	Chicago, Illinois Minneapolis/St. Paul, Minnesota

South Central	Texas- Austin/San Marcos Brazoria Dallas Ft. Worth/Arlington	Galveston/Texas City Houston Killeen/Temple San Antonio

	Albuquerque, New Mexico	Phoenix/Mesa, Arizona

Mountain States	Oregon- Eugene Portland/Vancouver Salem	Nevada- Las Vegas Reno

	Salt Lake, Utah	Edwards, Colorado

Seattle/Bellevue/Everett, Washington

West Coast	California- Bakersfield Fresno Los Angeles/Long Beach Kings County Oakland Orange County Riverside/San Bernadino	Sacramento San Diego San Luis Obispo Vallejo/Fairfield/Napa Ventura Visalia/Tulare/Porterville

      In fiscal 2001, Centex Homes closed 20,659 houses, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $49,000 to about $1.5 million. The average sale price in fiscal 2001 was approximately $206,000.

      Centex Homes’ policy has been to acquire land with the intent to complete the sale of housing units within approximately 24 to 36 months from the date of acquisition. Generally this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. The purchase of finished lots generally allows Centex Homes to shorten the lead time to commence construction and reduces the risks of unforeseen improvement costs and volatile market conditions. Centex Homes has acquired a substantial amount of its finished and partially improved lots and land through option agreements that are exercised over specified time periods or, in certain cases, as the lots are needed.

      Centex Homes has also grown its business through the acquisition of other homebuilding companies. Companies recently acquired included the following. Wayne Homes, acquired in April 1998, builds single-family homes in the “build-on-owner’s” lot market segment. Teal Homes, acquired in May 1998, builds single-family homes for the first-time and move-up buyer in the Richmond, Virginia area. Calton Homes, acquired in December 1998, builds single-family homes for the first-time and move-up buyer in New Jersey. Sundance Homes acquired substantially all of the suburban Chicago homebuilding operating assets in July 1999. Real Homes, acquired in September 1999, builds single-family homes for the first-time and move-up buyer in the Las Vegas, Nevada area. Selective Group, acquired in March 2001, builds single-family homes for the first-time and move-up buyer in the Detroit, Michigan area. CityHomes, acquired in March 2001, builds luxury town homes and condominiums that appeal to young professionals wanting an “urban” lifestyle in the Dallas, Texas area.

      Summarized below by geographic area are Centex Homes’ home closings, sales (orders) backlog, and sales (orders) for the five fiscal years ended March 31:

	For the Years Ended March 31,

	2001	2000	1999	1998	1997

Closings (in units):

Mid-Atlantic	3,541	3,188	2,465	1,986	2,192

Southeast	3,991	4,012	3,426	3,064	3,017

Midwest	3,294	3,089	2,062	1,147	1,337

South Central	5,145	4,698	3,779	3,257	3,606

Mountain States	1,151	908	635	583	623

West Coast	3,537	3,009	2,425	2,381	2,332

	20,659	18,904	14,792	12,418	13,107

Average Sales Price (in 000’s)	$206	$192	$186	$183	$172

Sales (Orders) Backlog, at the end of the period (in units):

Mid-Atlantic	1,403	1,253	1,098	699	647

Southeast	1,898	1,848	1,794	1,400	1,133

Midwest	2,008	1,628	1,355	433	441

South Central	2,374	1,751	1,624	1,393	1,119

Mountain States	455	247	251	195	211

West Coast	1,127	852	670	796	757

	9,265	7,579	6,792	4,916	4,308

Sales (Orders) (in units):

Mid-Atlantic	3,691	3,343	2,592	2,038	2,019

Southeast	4,041	4,066	3,824	3,331	2,743

Midwest	3,541	3,207	2,515	1,139	1,126

South Central	5,747	4,825	4,010	3,531	3,051

Mountain States	1,359	775	691	567	543

West Coast	3,812	3,191	2,299	2,420	2,400

	22,191	19,407	15,931	13,026	11,882

Competition and Other Factors

      The conventional housing industry is essentially a “local” business and is highly competitive. Centex Homes competes in each of its market areas with numerous other home builders. Centex Homes’ operations account for approximately 2% of the total for-sale housing starts in the United States. The main competitive factors affecting Centex Homes’ operations are location, price, cost of providing mortgage financing for customers, construction costs, design and quality of homes, marketing expertise, availability of land, and reputation. Management believes that Centex Homes competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market, and managing the operations at a local level.

      The home building industry is cyclical and is particularly affected by changes in local economic conditions, job growth, long-term and short-term interest rates and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs, and various demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

      The housing industry is subject to extensive and complex regulations. Centex Homes and its subcontractors must comply with various federal, state and local laws and regulations including worker health and safety, zoning, building, advertising, consumer credit rules and regulations, and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species. Centex Homes is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporated building materials and building designs. All of the foregoing regulatory requirements are applicable to all home building companies, and to date, compliance with the foregoing requirements has not had a material impact on Centex Homes. Centex Homes believes that it is in material compliance with these requirements.

      Centex purchases materials, services, and land from numerous sources and believes that it can deal effectively with any problems it may experience relating to the supply or availability of materials, services, and land.

Manufactured Homes

      Manufactured Homes operations include the manufacture of residential and park model homes and, to a lesser degree, commercial structures in factories and the sale of these products through company-owned retail outlets and a network of independent dealers. The Company entered the manufactured homes industry in fiscal 1997, when Centex Real Estate Corporation acquired approximately 80% of the predecessor of Cavco Industries, LLC for a total of $74.3 million. During fiscal 1998, Cavco purchased substantially all of the assets of AAA Homes, Inc., Arizona’s largest retailer of manufactured homes, marking Cavco’s entry into the retailing of manufactured homes. During the fourth quarter of fiscal 2000, the Company acquired the remaining approximately 20% minority interest in Cavco.

Markets

      Cavco is the largest producer of manufactured homes in Arizona and is the nation’s largest producer of park model homes, having built 3,942 manufactured housing units during fiscal 2001. Cavco currently operates three manufacturing plants in the Phoenix area.

      Cavco sells its homes through company-owned retail outlets and a network of independent dealers. As of March 31, 2001, Cavco products were displayed and sold in approximately 214 outlets in 11 states, Mexico and Japan, of which there were approximately 114 in Arizona, 32 in California, 28 in New Mexico, 16 in Texas, 6 in Colorado, 5 in Utah, 3 in Nevada, 2 each in Washington, Wyoming, Idaho, and Oregon, and 1 each in Japan and Mexico. Twenty-four of these outlets are company-owned, 14 in Texas, 7 in Arizona, 2 in New Mexico, and 1 in Colorado. Among the twenty-four company-owned stores are 10 which sell Cavco’s product exclusively, and 4 which operate under the “Factory Liquidators” name. Factory Liquidators, a new concept for the company, opened its first retail store during the fourth quarter of fiscal 2001. This operation focuses on re-marketing repossessed homes for major mortgage companies and on the sale of surplus or distressed new homes for manufacturers. Many of Cavco’s independent dealers operate more than one retail outlet. Most of Cavco’s independent dealers sell competing products, although from time to time Cavco also may enter into exclusive agreements with certain dealers. The independent dealers set their own retail prices for Cavco’s homes.

      Cavco’s dealers typically pay cash or finance their purchase of homes through floor plan financing arrangements with third-party lenders. Generally, Cavco receives a deposit or a commitment from the dealer’s lender for each specific home ordered, which is identified by its serial number. Cavco then manufactures the home and ships it at the dealer’s expense. Payment is due from the lender upon the dealer’s notice of delivery and acceptance of the product. The length of time it takes to manufacture and ship a home after an order is placed varies according to Cavco’s backlog.

      Cavco is contingently liable under terms of repurchase agreements with the lenders that provide dealer floor plan financing arrangements. These arrangements, which are customary in the industry, provide for the repurchase of the manufacturer’s products for a specific time period, generally 12 to 18 months, in the event that the dealer defaults on payments. The risk of loss is spread over numerous dealers and financing institutions and is further offset by the resale value of repurchased units. Cavco has not incurred any significant losses from these arrangements since its inception.

      Cavco extends a limited warranty to original retail purchasers of its homes. Cavco warrants structural and nonstructural components for 12 months. Its warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances and certain other components are warranted by their original manufacturer for various lengths of time.

      Cavco’s backlog of orders for homes was approximately $1.0 million (35 units) as of March 31, 2001 and $1.9 million (86 units) as of March 31, 2000. Cavco currently requires one to three weeks, on average, to fill an order.

Competition and Other Factors

      Cavco estimates that there are six other manufacturers competing for a significant share of the market in the Arizona and New Mexico areas. Cavco believes that its business (based on total shipments) represents an approximate 26% share of the Arizona market area, 12% share of the New Mexico market area, and smaller shares of market areas in other states in which it does business. Cavco believes the principal factors affecting competition in the manufactured housing market are price, design, product quality and reliability, distribution network, retail financing, and brand recognition.

      Cavco has not experienced any material difficulty in purchasing its raw materials or component parts. Cavco buys the majority of component parts, including wood, wood products, aluminum, steel, tires, hardware, windows, and doors from third-party manufacturers and distributors located primarily in California, Texas, and Arizona. Approximately 39% of the unit cost of Cavco’s homes is attributable to raw wood products.

      The Company believes that compliance with federal, state, and local environmental laws will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

INVESTMENT REAL ESTATE

      Investment Real Estate’s operations involve the acquisition, development, and sale of land, primarily for industrial, office, multi-family, retail, and mixed-use projects.

      In fiscal 1996, the Company acquired certain equity interests in Vista Properties, Inc. (“Vista”), which owned a portfolio of properties located in seven states in which the Company has significant operations. Vista’s real property portfolio generally consisted of land zoned, planned or developed for single- and multi-family residential, office, retail, industrial, and other commercial uses. During fiscal 1997, Centex Real Estate Corporation completed a business combination transaction and reorganization with Vista whereby Centex’s Home Building assets and operations were contributed to Vista, and Vista changed its name to Centex Real Estate Corporation. As a result of the combination, the Vista portfolio was reduced to a nominal “book basis” after recording certain deferred tax benefits related to the acquisition. As these properties are developed or sold, the net sales proceeds are reflected as operating margin. Negative goodwill recorded as a result of the business combination was amortized to earnings over the estimated period over which the land was developed, sold, or realized. During fiscal 2001, the Company disposed of virtually all of the remaining Vista portfolio, and negative goodwill was fully amortized.

      As of March 31, 2001, Investment Real Estate’s property portfolio consisted of land located in five states. The Company has major conventional homebuilding operations in most markets where Investment Real Estate owns substantial property.

      The land held, by state, at March 31, 2001 is set forth in the following table:

State	Acres	Zoning

Texas	669	Industrial, Office, Retail & Residential

California	367	Industrial, Office, Retail & Residential

Florida	253	Industrial, Office & Retail

Georgia	22	Retail

Colorado	3	Residential

	1,314

      At March 31, 2001, Investment Real Estate also owned either directly, through interests in joint ventures, or through its ownership of a limited partnership interest in the Partnership: 413 acres of land located in Texas, California, Florida, Michigan, and Nevada; 4,323 plots in 79 residential developments located throughout England; 1,749,000 square feet of industrial, office, and retail buildings in Arizona, California, Florida, Massachusetts, North Carolina, and Texas; a 400-unit apartment complex located in Grand Prairie, Texas; and a 382-unit apartment complex in St. Petersburg, Florida. During fiscal 2001, the Partnership began construction on 929,000 square feet of office and industrial space in Michigan, California, and North Carolina.

FINANCIAL SERVICES

      Financial Services’ operations consist primarily of home financing, home equity and sub-prime lending, and the sale of title insurance and other insurance coverages. These activities include mortgage origination, servicing, and other related services for purchasers of homes sold by Centex subsidiaries and others.

Conforming Mortgage Banking

      CTX Mortgage Company (“CTX Mortgage”) was established in 1973 to provide mortgage financing for homes built by Centex Homes (“Builder Loans”). The opening of CTX Mortgage offices in Centex Homes’ housing markets has enabled it to provide mortgage financing for an average of 69% of Centex Homes’ sales (other than cash sales) over the past five years. In fiscal 2001 this capture ratio was 64%.

      In 1985, CTX Mortgage expanded its operations to include third-party loans (“Retail Loans”) that are not associated with the sale of homes built by Centex Homes. At March 31, 2001, CTX Mortgage had 215 offices located in 37 states. The offices vary in size depending on loan volume.

      The unit breakdown of Builder and Retail Loans for CTX Mortgage for the five years ended March 31, 2001 are set forth in the following table:

	For the Years Ended March 31,

	2001	2000	1999	1998	1997

Loan Types:

Builder	12,506	10,958	9,882	8,748	9,483

Retail	48,244	48,301	66,496	44,096	33,579

	60,750	59,259	76,378	52,844	43,062

Origination Volume (in billions)	$8.9	$8.1	$10.1	$6.7	$5.2

Percent of Centex Closings Financed	64%	61%	70%	75%	77%

      CTX Mortgage provides mortgage origination and other mortgage-related services for Federal Housing Administration (“FHA”), Department of Veterans’ Affairs (“VA”) and conventional loans on homes built and sold by Centex Homes or by others, as well as resale homes and refinancing of existing mortgages. CTX Mortgage’s loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the conventional loans qualify for inclusion in programs sponsored by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association, (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). Such loans are known in the industry as “conforming” loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage or private investors who subsequently purchase the loans on a whole loan basis or are funded by private investors who pay a broker fee to CTX Mortgage for referring a loan.

      CTX Mortgage’s principal sources of income are from loan origination fees, revenues from the sale of mortgages and servicing rights, interest income, and secondary marketing gains and losses. Generally, CTX Mortgage sells its right to service the mortgage loans to various loan servicing companies and, therefore, retains no mortgage servicing rights.

      CTX Mortgage also participates in joint-venture agreements with third-party home builders and other real estate professionals to provide mortgage originations for their customers. At March 31, 2001, CTX Mortgage had 29 of these agreements, operating in 48 offices in 13 states.

      In fiscal 2000, CTX Mortgage entered into a revolving sales agreement under which Harwood Street Funding I, LLC (“HSF-I”), an unaffiliated special purpose entity, committed to purchase, at CTX

Mortgage’s option, mortgage loans originated by CTX Mortgage on a daily basis, up to HSF-I’s financing limit of $1.5 billion. Under the terms of the sales agreement, CTX Mortgage is the sole manager of HSF-I and, in that capacity, arranges for the sale of such loans into the secondary market. For a subservicing fee, CTX Mortgage also acts as servicer of these mortgage loans for HSF-I until HSF-I sells the loans. At March 31, 2001, CTX Mortgage was servicing approximately $1.5 billion of mortgage loans owned by HSF-I.

Home Equity and Sub-Prime Lending

      Centex Credit Corporation, a Nevada corporation doing business as Centex Home Equity Corporation (“Home Equity”), was formed in fiscal 1995, and is engaged in the origination of primarily nonconforming home equity loans. The sub-prime lending market comprises borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons including credit histories that may limit a borrower’s access to credit or a borrower’s need for specialized loan products. Since its inception, Home Equity has focused on lending to individuals who have substantial equity in their homes but have impaired or limited credit histories. Home Equity’s mortgage loans to these borrowers are made for such purposes as debt consolidation, refinancing, home improvement, or educational expenses. Substantially all of Home Equity’s mortgage loans are secured by first mortgage liens on one- to four-family residences and have amortization schedules ranging from 5 to 30 years.

      At March 31, 2001, Home Equity had 137 offices doing business in 48 states. Home Equity originates home equity loans through five major origination sources: 1) retail branch network, 2) broker referral network, 3) referrals from its affiliated conforming mortgage company, CTX Mortgage, 4) correspondent mortgage banker network, and 5) Home Equity’s direct sales unit, which sources loans through telemarketing.

      The following table summarizes origination statistics for the five years ended March 31, 2001:

	For the Years Ended March 31,

	2001	2000	1999	1998	1997

Loans	26,418	20,568	15,582	7,982	4,100

Origination Volume (in billions)	$1.7	$1.3	$1.0	$0.5	$0.2

      Home Equity began servicing loans in fiscal 1997. The servicing fees paid for sub-prime loans are significantly higher than for conforming loans. Servicing encompasses, among other activities, the following processes: billing, collection of payments when due, movement of cash to the payment clearing bank accounts, investor reporting, customer help, recovery of delinquent payments, instituting foreclosure, and liquidation of the underlying collateral. As of March 31, 2001, Home Equity was servicing a portfolio of approximately $3.3 billion.

      Since October 1997, a majority of Home Equity’s volume has been accumulated for securitizations in which Home Equity retains the residual interest as well as the servicing rights to the securitized loans. The remainder of the loans are sold to investors on a whole-loan sale basis. Since February 1998, Home Equity has completed thirteen securitizations totaling approximately $4 billion.

      Securitizations entered into prior to March 31, 2000 by Home Equity were structured in a manner that caused them to be accounted for as sales. The resulting gains on such sales were reported as revenues during the period in which the securitizations closed. Home Equity changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change in structure of the securitizations resulting in the transactions being accounted for as borrowings will have no effect on the profit recognized over the life of the loans, the change does affect the timing of profit recognition.

      Home Equity’s principal sources of income are from interest income, gains on loan sales, loan origination fees, and servicing fees.

Other Financial Services Operations

      Centex’s title insurance operations are located principally in Texas, California, Florida, Virginia, and Maryland. Through Westwood Insurance, a multi-line insurance broker acquired during fiscal 1999, homeowners and hazard insurance is marketed to customers of Centex Homes and approximately 141 other home builders in 50 states. Westwood also writes coverage for certain commercial customers.

      Centex Financial Services, Inc. (“CFS”), the parent of all companies within the Financial Services segment, acquired a controlling interest in substantially all of the assets of Advanced Financial Technology, Inc. (“Adfitech”) and Loan Processing Technologies, Inc. (“Loan Processing”) in fiscal 1997 and of Adfinet, Inc. (“Adfinet”) in fiscal 1998, all of which are headquartered in Edmond, Oklahoma and are collectively referred to as “The Technologies Group.” During fiscal 1999, CFS acquired the minority interest in these three operations. In fiscal 2001, Loan Processing was dissolved and all of its rights and liabilities were transferred to and assumed by its corporate parent, Adfitech. The Technologies Group provides mortgage quality control services, owns and operates an automated mortgage processing system, and provides the mortgage industry with regulations and guidelines in an electronic format.

Competition and Other Factors

      The mortgage banking industry in the United States is highly competitive. CTX Mortgage competes with commercial banks, other mortgage banking companies, and other financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes as well as to the general public. Home Equity competes with commercial banks, other sub-prime lenders, and other financial institutions to supply sub-prime financing at attractive rates. The title and insurance operations compete with other providers of title and insurance products to purchasers of Centex homes and as well as to the general public. During fiscal 2001, Financial Services continued to operate in a very competitive environment.

      The Financial Services operations are subject to extensive state and federal regulations as well as the rules and regulations of, and examinations by, FNMA, FHLMC, FHA, VA, Department of Housing and Urban Development (“HUD”), GNMA, and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing, and servicing loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on Financial Services, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees, and loan amounts. The Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC, and GNMA, and certain state regulators. As an approved FHA mortgagee, CTX Mortgage is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies, and procedures. Among other federal and state consumer credit laws, mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate

Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act, and the regulations promulgated under such statutes. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions, and, in some cases, rescission or voiding of the loan by the consumer.

CONSTRUCTION PRODUCTS

      Construction Products’ operations include the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates, and readymix concrete.

      In fiscal 1995, Construction Products completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol “CXP.” As a result of Construction Products’ repurchase of its own stock during fiscal years 1997 through 2001 and certain purchases of CXP common stock by Centex from the public, Centex’s ownership increased to 51.4% as of March 31, 1997, and as of March 31, 2001 Centex’s ownership was 65.2%. Accordingly, Construction Products’ financial statements for the years ended March 31, 2001, 2000, and 1999 have been consolidated with those of Centex. References to Construction Products include its subsidiaries unless the context states otherwise.

Cement

      Construction Products operates cement plants in or near Buda, Texas; LaSalle, Illinois; Fernley, Nevada; and Laramie, Wyoming. The plants in Buda and LaSalle are owned by separate partnerships in which Construction Products has a 50% interest. The kiln start-up dates of the cement plants were as follows: Buda, Texas, 1978 (expanded 1983); LaSalle, Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969; and Laramie, Wyoming (2 kilns), 1988 and 1996. All four of the cement plants are fuel-efficient dry process plants.

      Construction Products’ net cement production, excluding the partners’ 50% interest in the Buda and LaSalle plants, totaled approximately 2.3 million tons in fiscal 2001 and 2.0 million tons in fiscal 2000. Total net cement sales were 2.4 million tons in fiscal 2001 and 2.3 million tons in fiscal 2000, as all four cement plants sold the entire product they produced. During the past four years, Construction Products purchased cement from others to be resold. In fiscal 2001, 6.6% of the cement sold by Construction Products was acquired from outside sources, compared to 12.2% in fiscal 2000.

Raw Materials and Fuel Supplies

      The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained principally through mining and extraction operations conducted at quarries owned or leased by Construction Products or its partnerships that are located in close proximity to the plants. Construction Products’ management believes that the estimated recoverable limestone reserves owned or leased by it or its partnerships will permit each of its plants to operate at its present production capacity for at least 30 years or, in the case of the Fernley plant, at least 15 years. Construction Products’ management expects that additional limestone reserves for its Fernley plant will be available when needed on an economically feasible basis.

      The cement plants use coal and coke as their primary fuel but are equipped to burn natural gas as an alternative fuel. Electric power is a major cost component in the manufacture of cement. Construction Products has sought to diminish overall power costs by adopting interruptible power supply agreements which may expose the plants to some production interruptions during periods of power curtailment. Although power and natural gas costs have generally increased during the last half of fiscal 2001, because of the location of Construction Products' cement plants, such increases are not expected to significantly negatively impact manufacturing costs in fiscal 2002.

Sales and Distribution

      Demand for cement is highly cyclical and is derived from the demand for concrete products which, in turn, is derived from demand for construction. According to estimates of the Portland Cement Association, the three construction sectors which are the major components of cement consumption are public works construction, non-residential construction, and residential construction and comprised 48%, 30%, and 22%, respectively, of U.S. cement consumption in calendar 2000. No single customer accounted for as much as 10% of total cement sales during fiscal 2001. The principal geographic markets for Construction Products’ cement are Texas and western Louisiana (serviced by the Buda, Texas plant); Illinois and southern Wisconsin (serviced by the LaSalle, Illinois plant); Nevada (except Las Vegas) and northern California (serviced by the Fernley, Nevada plant); and Wyoming, Utah, northern Colorado, western Nebraska and eastern Nevada (serviced by the Laramie, Wyoming plant).

      Distribution of cement is generally made by common carriers, customer pickup and, to a lesser extent, by trucks owned and operated by Construction Products. In addition, cement is transported principally by rail to storage and distribution terminals for further distribution which expands each plants selling area.

Competition and Other Factors

      The cement business is extremely competitive. In every geographic area in which Construction Products sells cement, one or more other domestic producers compete. In addition, foreign companies compete in most sales areas by importing cement into the United States. The number of principal competitors operating in the same geographic areas as Construction Products’ cement plants are: six in Buda, six in LaSalle, six in Fernley, and four in Laramie. Construction Products competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing.

Gypsum Wallboard

      Construction Products owns and operates four gypsum wallboard manufacturing facilities, two located in Albuquerque and nearby Bernalillo, New Mexico, one located in Gypsum, Colorado (near Vail), and one located in Duke, Oklahoma, acquired in November 2000.

      Construction Products’ gypsum wallboard production totaled 1,649 million square feet (“MMSF”) in fiscal 2001 and 1,375 MMSF in fiscal 2000. Total gypsum wallboard sales were 1,584 MMSF in fiscal 2001 and 1,363 MMSF in fiscal 2000.

Raw Materials and Fuel Supplies

      Construction Products mines and extracts natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by Construction Products and located near its plants. The New Mexico, Colorado, and Oklahoma mines and quarries are estimated to contain approximately 50 million tons, 21 million tons, and 15 million tons of proven and probable gypsum reserves, respectively. Other gypsum deposits are located in the immediate area of the Oklahoma plant and may be obtained at a reasonable cost. Based on its current production capacity, Construction Products’ management estimates that the life of its existing gypsum rock reserves is approximately 80 years in New Mexico, 35 years in Colorado, and 15 years in Oklahoma.

      Prior to November 2000, Construction Products purchased paper used in manufacturing gypsum wallboard from third-party suppliers. As a result of the acquisition of paperboard manufacturing operations in November 2000, Construction Products now manufactures all of the paper needed for its gypsum wallboard productions.

      Construction Products’ wallboard plants use large quantities of natural gas and electrical power. Substantially all of its natural gas requirements are currently provided by three gas producers under gas supply agreements expiring in January 2002 for Colorado, May 2002 for New Mexico, and November 2002 for Oklahoma. If the agreements were not renewed, Construction Products’ management expects to be able to obtain its gas supplies from other suppliers at competitive prices. Power for the Gypsum plant is supplied by the cogeneration power facility that was acquired along with the gypsum wallboard plant in 1997. Power and natural gas costs increased during the last half of fiscal 2001, and are expected to negatively impact manufacturing costs in fiscal 2002.

Sales and Distribution

      The principal sources of demand for gypsum wallboard are residential and non-residential construction, repair and remodeling. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment has partially mitigated the impact of fluctuations on overall levels of new construction. Construction Products sells wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the United States. Although wallboard is distributed principally in regional areas, Construction Products and certain other producers have the ability to ship wallboard by rail outside their usual regional distribution areas to take advantage of other regional increases in demand. Construction Products’ rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2001, approximately 40% of Construction Products’ sales volume of gypsum wallboard was transported by rail.

Competition and Other Factors

      There are ten principal manufacturers of wallboard operating a total of 81 plants. Centex estimates that the three largest producers, none of which is Construction Products, account for approximately 65% of wallboard sales in the United States. Competition among wallboard producers is primarily on a regional basis, with local producers benefitting from lower transportation costs and, to a lesser extent, on a national basis. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

Recycled Paperboard Operations

      Construction Products’ recycled paperboard manufacturing operations are conducted at a Lawton, Oklahoma mill and a Commerce City, Colorado mill. The Commerce City mill was idled in April 2001. The Lawton mill commenced commercial operation in March 2000 and was acquired in November 2000. It is ultimately expected to have the capacity to produce approximately 11 billion square feet, or 220,000 tons, of gypsum-grade recycled paperboard annually.

      All of the paperboard products manufactured at the paperboard mills are produced from 100% reclaimed paper fiber and are classified by the industry as recycled paperboard. These recycled paperboard products include the facing paper used in the manufacture of gypsum wallboard and recycled paperboard used by manufacturers of consumer and industrial paperboard products. The principal raw materials used by the recycled paperboard mills are reclaimed paper fiber, chemicals, and water. Reclaimed paper fiber is currently purchased from several sources, including Construction Products’ own paper fiber recycling centers. The recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2001, approximately 45% of the recycled paperboard manufactured and shipped by Construction Products’ recycled paperboard mills was consumed by its own gypsum wallboard manufacturing operations and approximately another 43% was shipped to two other gypsum wallboard manufacturers.

      The demand for recycled paperboard directly corresponds to the cyclical gypsum wallboard market. Construction Products competes with approximately eight other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources. Price, quality, personal relationships, and timeliness of deliveries are the principal methods of competition among paperboard producers.

Concrete and Aggregates

      Construction Products’ concrete and aggregates operations are located in and around Austin, Texas and northern California. The 10,000-acre aggregates deposit in northern California contains an estimated two billion tons of reserves. Construction Products sells aggregates from this deposit in the Sacramento, California area and in nearby counties. No single customer accounted for as much as 10% of Construction Products’ concrete and aggregates sales during fiscal 2001. Competition among concrete producers within Construction Products’ northern California and Austin markets is strong.

Environmental Matters

      The construction products industry, including the operations of Construction Products, is regulated by federal, state, and local laws and regulations pertaining to several areas including human health and safety and environmental compliance (collectively, “Environmental Laws”). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, as well as analogous laws in certain states, create joint and several liability for the cost of cleaning up or correcting releases to the environment of designated hazardous substances. None of Construction Products’ sites are listed as a “Superfund site.”

      Construction Products’ operations are also potentially affected by the Resource Conservation and Recovery Act (“RCRA”), which is the primary federal statute governing the management of solid waste and which includes stringent regulation of solid waste that is considered hazardous waste. Such operations generate non-hazardous solid waste, which may include cement kiln dust (“CKD”). Because of a RCRA exemption, known as the Bevill Amendment, CKD generated in Construction Products’ operations is currently not considered a hazardous waste under RCRA, pending completion of a study and recommendations to Congress by the U.S. Environmental Protection Agency (“U.S. EPA”). Nevertheless, CKD is still considered a solid waste and is regulated primarily under state environmental laws and regulations. The U.S. EPA completed its review of CKD and has proposed regulations to govern the handling and disposal of CKD, which will supersede the Bevill Amendment. The Bevill Amendment will remain in effect until the final regulations are adopted.

      In the past, Construction Products collected and stored CKD on-site at its cement plants. Construction Products continues to store CKD at its Illinois, Nevada, and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer in operation. Currently, substantially all CKD related to present operations at all cement facilities is recycled. When the U.S. EPA removes the CKD exemption and develops particular CKD management standards in the future, Construction Products may be required to incur significant costs in connection with its CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

      Another issue of potential significance is the possible imposition of government requirements of greenhouse gas reduction measures for cement producers. This is potentially significant because carbon dioxide is generated from combustion of fuels such as coal and coke in order to generate the high temperatures necessary to manufacture cement clinker (which is then ground with gypsum to make cement). Any imposition of raw material or production limitations or fuel-use or carbon taxes could have a significant impact on the cement manufacturing industry. It will not be possible to determine the impact on Construction Products until governmental requirements are defined.

      The Clean Air Act Amendments of 1990 (the “Amendments”) provided comprehensive federal regulation of all sources of air pollution and established a new federal operating permit and fee program for virtually all manufacturing operations. The Amendments will likely result in increased capital and operational expenses for Construction Products in the future, the amounts of which are not presently determinable. Management has no reason to believe, however, the increased capital and operational expenses would place Construction Products at a competitive disadvantage.

      Management believes that Construction Products’ current procedures and practices in its operations, including those for handling and managing materials, are consistent with industry standards. Nevertheless, because of the complexity of operations and compliance with Environmental Laws, there can be no assurance that past or future operations will not result in operational errors, violations, remediation, or other liabilities or claims. Moreover, Construction Products cannot predict what Environmental Laws will be enacted, adopted or amended in the future or how they will be administered or interpreted. Compliance with more stringent Environmental Laws, or stricter interpretation of existing Environmental Laws, could necessitate significant capital outlays.

CONTRACTING AND CONSTRUCTION SERVICES

      Contracting and Construction Services’ (“Construction Group”) subsidiaries together rank as one of the largest building contractors in the country, as well as one of the largest U.S.-owned construction groups. The Construction Group is made up of four companies with various geographic locations and project niches. Healthcare facility construction has represented nearly one-fourth of the Construction Group’s business mix during recent years. New contracts for the group for fiscal 2001 totaled $1.9 billion versus $1.7 billion for fiscal 2000. The backlog of uncompleted contracts at March 31, 2001 was $2.0 billion, compared to $1.4 billion at March 31, 2000. The Construction Group’s principal subsidiaries are as follows:

Centex Construction Company, Inc.— This entity has operational offices in Dallas, Texas; Fairfax, Virginia; and recently opened new offices in Charlotte, North Carolina and Atlanta, Georgia. This company pursues negotiated work in its regional market areas.

Centex-Rodgers, Inc. — This nationwide healthcare construction specialist is headquartered in Nashville, Tennessee, with operational offices in Pasadena, California; Detroit, Michigan; and West Palm Beach, Florida.

Centex-Rooney Construction Co., Inc. — This subsidiary, based in Plantation, Florida, performs all types of work, principally within the state of Florida, and has operational offices in Miami, Orlando, Tampa, Tallahassee, Jacksonville, Ft. Myers, and West Palm Beach.

Centex Forcum Lannom, Inc. d/b/a Centex Engineering & Construction, Inc. — This company, which focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates principally within the state of Tennessee. The Company has additional marketing offices in Memphis, Tennessee; Lexington, Kentucky; and Dallas, Texas. The Company is in the process of changing the name under which it does business in all jurisdictions to Centex Engineering and Construction, Inc.

      As a general contractor or construction manager, the Construction Group provides supervisory personnel for the construction of all facilities. In addition, the Construction Group may perform varying amounts of the actual construction work on a project, but will generally hire subcontractors to perform the majority of the work.

      Construction contracts are primarily entered into under two formats: negotiated or competitive bid. In a negotiated format, the contractor bids a fee (fixed or percentage) over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. Such contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. In a competitive bid format, the Construction Group will bid a fixed amount to construct the project based on an evaluation of detailed plans and specifications. Historically, the majority of the Construction Group’s projects have been in the higher risk competitive bid jobs. Recent years have seen a shift to higher-margin negotiated private projects from the competitive bid public projects. At March 31, 2001, approximately 91% of the outstanding projects were negotiated. Construction Group’s projects include hospitals, hotels, office buildings, correctional facilities, schools, shopping centers, airports, parking garages, sport stadiums, military facilities, post offices, and convention and performing arts centers.

Competition and Other Factors

      The construction industry is very competitive, and the Construction Group competes with numerous other companies. With respect to competitive bid projects and negotiated healthcare work, the Construction Group generally competes throughout the United States with local, regional, and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, the Construction Group generally competes in the subsidiary’s primary geographical area with other local, regional, and national contractors. The Construction Group solicits new projects by attending project bid meetings, by meeting with builders and owners, and through existing customers. The Construction Group competes successfully on the basis of its reputation, financial strength, knowledge, and understanding of its clients’ needs.

      The Construction Group’s operations are affected by federal, state and local laws and regulations relating to worker health and safety as well as Environmental Laws. With respect to health and safety matters, the Company believes that the Construction Group has taken appropriate precautions to protect employees and others from workplace hazards. Current Environmental Laws may require the Construction Group’s operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. The Construction Group’s operations are also affected by Environmental Laws regulating the use and disposal of hazardous materials encountered during demolition operations.

      The Company believes that the Construction Group’s current procedures and practices are consistent with industry standards and its compliance with the health and safety laws and Environmental Laws does not constitute a material burden or expense for the Company.

      Construction Group’s operations obtain materials and services from numerous sources. The Company believes that its construction companies can deal effectively with any problems they may experience in the supply of materials and services.

EMPLOYEES

      The following table presents the breakdown of employees in each line of business as of March 31, 2001:

Line of Business	Employees
Home Building —

Conventional Homes	4,648

Manufactured Homes	1,144

Investment Real Estate	35

Financial Services	4,264

Construction Products	1,665

Contracting and Construction Services	1,664

Other Operations	1,639

Corporate	136

15,195

      The 136 Corporate employees are employed by Centex Corporation; all others are employees of the Company’s various subsidiaries.

ITEM 2. PROPERTIES

      Centex Homes owns property in Dallas, Texas. This property consists of office and warehouse buildings situated on approximately 18 acres.

      Manufactured Homes operations consist of five facilities. Two facilities in Belen, New Mexico and Seguin, Texas, both of which have been temporarily idled, are owned. The remaining three facilities, which are all located in Phoenix, Arizona, are leased.

      Financial Services owns a 20-acre parcel of land in Edmond, Oklahoma. The Technologies Group occupies offices located on approximately 6 acres of the parcel; the remaining 14 acres are being held for future development or sale. Financial Services also owns two low-rise office buildings situated on approximately 10 acres of land in Dallas, Texas, in which Home Equity conducts certain operations.

      Construction Products operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada; and Laramie, Wyoming. Construction Products owns the Fernley and Laramie facilities, and the Buda and LaSalle plants are each owned by separate joint ventures or partnerships in which Construction Products has a 50% interest. Construction Products owns its principal aggregate plants and quarries, which are located near Austin, Texas and Marysville, California. In addition, Construction Products owns gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico; Gypsum, Colorado; and Duke, Oklahoma. Construction Products owns two paperboard mills in Commerce City, Colorado and Lawton, Oklahoma.

      Construction Group owns land in Dallas, Texas, on which an office building is located.

      Wholly-owned subsidiaries of the Company own property in Round Rock, Texas; League City, Texas; and Amarillo, Texas. All properties located in Texas are assisted-living care facilities. Other property owned includes an office building and land located in Ocala, Florida.

      Except for encumbrances on Cavco’s Belen, New Mexico facility, which is not material to the Company, none of the Company’s facilities described above are pledged as security on its debts.

      See “Item 1. Business” on pages 6-24 of this Report for additional information relating to the Company’s properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF CENTEX (See Item 10 of Part III of this Report)

      The following is an alphabetical listing of the Company’s executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers were elected by the Board of Directors of the Company at its Annual Meeting on July 27, 2000, to serve until the next Annual Meeting of Directors or until their respective successors are duly elected and qualified. There is no family relationship between any of these officers.

Name	Age	Positions with Centex or Business Experience

Leldon E. Echols	45	Executive Vice President and Chief Financial Officer of Centex Corporation since June 2000; Partner and employee at Arthur Andersen LLP from December 1978 to May 2000

Timothy R. Eller	52	Executive Vice President of Centex Corporation since August 1998; Chairman of the Board and Chief Executive Officer of Centex Real Estate Corporation (Chairman of the Board since April 1998; Chief Executive Officer of Centex Real Estate Corporation since July 1991; President and Chief Operating Officer of Centex Real Estate Corporation from January 1990 to March 1998; Executive Vice President from July 1985 to January 1990)

Laurence E. Hirsch	55	Chairman of the Board and Chief Executive Officer of Centex Corporation (Chairman of the Board since July 1991; Chief Executive Officer since July 1988; President from March 1985 until July 1991)

David W. Quinn	59	Vice Chairman of the Board of Centex Corporation (Vice Chairman of the Board since May 1996; Chief Financial Officer from February 1987 to May 2000; Executive Vice President from February 1987 until May 1996)

Raymond G. Smerge	57	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Centex Corporation (Executive Vice President since July 1997; Chief Legal Officer since September 1985; General Counsel and Secretary since April 1993; Vice President from September 1985 to July 1997)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends

	Year Ended March 31, 2001			Year Ended March 31, 2000

	Price			Price

	High	Low	Dividends	High	Low	Dividends

Quarter

First	$25.81	$20.63	$.04	$42.88	$31.63	$.04

Second	$33.00	$22.38	$.04	$39.63	$26.38	$.04

Third	$40.00	$30.63	$.04	$30.81	$22.38	$.04

Fourth	$46.20	$35.38	$.04	$24.56	$17.50	$.04

The common stock of Centex Corporation is traded on the New York Stock Exchange (ticker symbol CTX) and the London Stock Exchange. The approximate number of record holders of the common stock of Centex Corporation at May 31, 2001 was 3,484.

Prior year stock prices have been restated using decimals instead of fractions due to the move to decimals by the New York Stock Exchange.

On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Centex Development Company, L.P. (see Note G on pages 66-68 of this Report). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex Corporation.

Amounts represent cash dividends per share paid by Centex Corporation on the common stock of Centex Corporation. 3333 Holding Corporation has paid no dividends on its common stock since its incorporation.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data (Unaudited)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2001	2000	1999	1998	1997

Revenues (A)	$6,710,735	$6,008,136	$5,200,666	$4,022,392	$3,823,755

Net Earnings	$281,977	$257,132	$231,962	$144,806	$106,563

Total Assets	$6,649,043	$3,987,903	$4,267,909	$3,333,382	$2,579,992

Total Long-term Debt, Consolidated	$3,040,861	$751,160	$284,299	$237,715	$236,769

Total Debt, Consolidated	$3,519,891	$1,313,395	$1,910,899	$1,390,588	$864,287

Total Debt (with Financial Services reflected on the equity method)	$1,464,993	$898,068	$587,955	$311,538	$283,769

Deferred Income Tax Asset	$40,172	$49,907	$49,107	$147,607	$197,413

Debt as a Percentage of Capitalization

Total Debt, Consolidated	65.5%	45.1%	57.6%	53.1%	44.5%

Total Debt (with Financial Services reflected on the equity method)	44.1%	36.0%	29.5%	20.3%	20.9%

Stockholders’ Equity	$1,714,064	$1,419,349	$1,197,639	$991,172	$835,777

Net Earnings as a Percentage of Beginning Stockholders’ Equity	19.9%	21.5%	23.4%	17.3%	14.7%

Per Common Share

Earnings Per Share — Basic	$4.77	$4.34	$3.90	$2.45	$1.86

Earnings Per Share — Diluted	$4.65	$4.22	$3.75	$2.36	$1.80

Cash Dividends	$.16	$.16	$.16	$.135	$.10

Book Value Based on Shares Outstanding at Year End	$28.60	$24.14	$20.17	$16.65	$14.40

Stock Prices

High	$46.20	$42.88	$45.75	$40.75	$20.88

Low	$20.63	$17.50	$26.00	$16.75	$12.94

On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders securities relating to Holding and Development (See Note G on pages 66-68 of this Report). Since this distribution, such securities have traded in tandem with, and as a part of, the common stock of Centex.

(A)	Centex Construction Products, Inc. adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, during the quarter ended March 31, 2001. As a result of this adoption, net revenues have been restated to include freight and delivery costs billed to customers. Previously, such billings were offset against corresponding expenses in cost of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

      Centex reported consolidated revenues of $6.7 billion for fiscal 2001, 12% above the $6.0 billion reported for fiscal 2000. Earnings before income taxes were $436.3 million, 5% more than the $416.9 million of earnings before income taxes reported last year. Net earnings for fiscal 2001 reached $282.0 million, a historical high and a 10% improvement over net earnings of $257.1 million in fiscal 2000. Earnings per share for fiscal year 2001 were $4.77 and $4.65 for Basic and Diluted, respectively, compared to $4.34 and $4.22 for the prior year.

HOME BUILDING

Conventional Homes

      The following summarizes Conventional Homes’ results for the two-year period ended March 31, 2001 (dollars in millions, except per unit data):

	For the Years Ended March 31,

	2001		2000

Revenues	$4,356.2	100.0%	$3,686.8	100.0%

Cost of Sales	(3,304.9)	(75.9)%	(2,852.3)	(77.3)%

Selling, General & Administrative Expenses	(625.9)	(14.3)%	(511.3)	(13.9)%

Operating Earnings	$425.4	9.8%	$323.2	8.8%

Units Closed	20,659		18,904

Unit Sales Price	$205,913		$191,568

% Change	7.5%		3.2%

Operating Earnings per Unit	$20,594		$17,098

% Change	20.4%		4.4%

Backlog Units	9,265		7,579

% Change	22.2%		12.0%

      Operating earnings for fiscal 2001 increased as a percentage of revenues and on a per-unit basis in comparison to fiscal 2000 as a result of the division’s continued focus on improving operating margins. Moderate interest rates and softness in the prices of several key building materials, including lumber, cement, and gypsum wallboard are some of the major factors that influenced the improved performance of the Conventional Homes operation. Additional factors that contributed to an improved operating margin include purchasing efficiencies, higher organizational and operating productivity, higher realized sales prices for Centex’s homes, and more efficient house designs.

      The increase in average unit sales price of approximately $14,300 to $205,913 was due primarily to a higher sales mix in California, Colorado, and South Carolina.

Manufactured Homes

      Manufactured Homes currently operates three manufacturing plants in the Phoenix, Arizona area, and also operates 24 retail locations. As a consequence of an oversupply of homes in the total industry distribution pipeline and the reduced availability and higher cost of financing for purchasers of manufactured homes, Manufactured Homes’ construction sales and retail sales for the three and twelve months ended March 31, 2001 declined from the same periods last year. In response, management idled its New Mexico and Texas plants and slowed production in its other plants until the return of more favorable market conditions.

      The following summarizes Manufactured Homes’ results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001		2000

Construction Revenues	$79.3	100.0%	$121.0	100.0%

Cost of Sales	(72.5)	(91.4)%	(94.1)	(77.7)%

Selling, General & Administrative Expenses	(12.7)	(16.0)%	(13.9)	(11.5)%

	(5.9)	(7.4)%	13.0	10.8%

Retail Sales Revenues	43.5	100.0%	62.5	100.0%

Cost of Sales	(37.1)	(85.2)%	(49.6)	(79.4)%

Selling, General & Administrative Expenses	(12.4)	(28.6)%	(14.2)	(22.6)%

	(6.0)	(13.8)%	(1.3)	(2.0)%

Construction and Retail (Loss) Earnings	(11.9)		11.7

Subdivision Development Activities	(1.3)		—

Goodwill Amortization	(12.9)		(3.4)

Minority Interest	—		(1.0)

Group Operating (Loss) Earnings	$(26.1)		$7.3

Units Sold	4,242		5,950

      Total revenues for Manufactured Homes decreased 31% or $57.1 million in fiscal 2001 versus fiscal 2000. Construction revenues decreased 34% or $41.6 million primarily due to the market conditions noted above. For fiscal 2001 and 2000, intercompany sales to company-owned retail sales centers represented 28% of gross construction revenues. Retail sales revenues decreased 30% or $19 million primarily due to the market conditions noted above.

      Due to the continued industry downturn resulting from the factors noted above, Manufactured Homes recorded noncash charges of $19.2 million in 2001. These charges primarily comprised $9.5 million for the impairment of goodwill related to its retail operations and $6.5 million related to the idling of its New Mexico and Texas manufacturing facilities. The charge for the impairment of goodwill was the result of continued losses in the retail division which are comparable to the losses recognized throughout this industry.

INVESTMENT REAL ESTATE

      The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$33.0	$30.9

Operating Earnings	$50.9	$30.1

      Fiscal 2001 operating earnings from Investment Real Estate totaled $50.9 million compared to $30.1 million in the prior year period. Property sales related to Investment Real Estate’s nominally valued assets (see Note (H) on page 68 of this Report) contributed operating margins of $13.6 million in fiscal 2001 and $19.6 million in fiscal 2000. As of March 31, 2001, Investment Real Estate has approximately $24 million of nominally-valued assets. The timing of land sales is uncertain and can vary significantly from period to period.

      During fiscal 2001, the Company disposed of virtually all of the remaining Vista portfolio. As a result, negative goodwill was fully amortized. For fiscal 2001 and 2000, the Company recorded total negative goodwill amortization of $50.8 million and $16 million, respectively.

      A significant portion of Investment Real Estate’s revenues and operating earnings is derived from its investment in the Partnership. As noted in Note (G) on pages 66-68 of this Report, the investment in the Partnership is accounted for on the equity method of accounting because Investment Real Estate does not control the Partnership.

FINANCIAL SERVICES

      The Financial Services segment consists primarily of home financing, home equity and sub-prime lending and the sale of title and other insurance coverages. The following summarizes Financial Services’ results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$463.6	$430.6

Operating Earnings	$19.7	$32.5

Origination Volume	$10,598.5	$9,459.7

Number of Loans Originated

CTX Mortgage Company —

Builder Loans	12,506	10,958

Retail Loans	48,244	48,301

	60,750	59,259

Centex Home Equity Corporation	26,418	20,568

Centex Finance Company (closed during fiscal 2000)	—	681

	87,168	80,508

      Financial Services’ revenues for fiscal 2001 increased $33.0 million from the prior year. Gains on sales of mortgage loans receivable, a component of Financial Services’ revenues, decreased to $180.8 million, or 28%, for fiscal 2001 from $249.6 million for the prior year. This decline is primarily due to the change in the structure of securitizations completed by Home Equity.

      CTX Mortgage’s operating earnings totaled $34.0 million for fiscal 2001, slightly higher than the $33.9 million reported for fiscal 2000. Operating earnings were unchanged primarily as a result of increased mortgage originations in the fourth quarter, which offset lower origination volume earlier in the year. CTX Mortgage generally will experience increased mortgage origination volume with decreased prevailing mortgage rates. Mortgage originations for fiscal 2001 totaled 60,750 compared to 59,259 originations last fiscal year. The per-loan profit for fiscal 2001 was $560, slightly lower than $573 for last fiscal year. CTX Mortgage’s total mortgage applications for fiscal 2001 increased 20% to 70,642 from 59,094 applications for last year.

      Until the third quarter of fiscal 2000, substantially all of the mortgage loans generated by CTX Mortgage were sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter. In mid-March 2000, CTX Mortgage began to sell the majority of its mortgage loans to HSF-I. In February 2001, Home Equity began financing its inventory of mortgage loans through Harwood Street Funding II, LLC (“HSF-II”) under a revolving sales agreement. HSF-II, wholly-owned special purpose limited liability company, finances mortgages originated or acquired by Home Equity and then sells them into the secondary market or into securitization structures. These arrangements are discussed in more detail in the Financial Condition and Liquidity section below.

      In the normal course of its activities, CTX Mortgage carries inventories of loans pending sale and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. CTX Mortgage’s interest income decreased 65% in fiscal 2001 to $18.9 million from $54.7 million for last fiscal year. CTX Mortgage’s interest expense for fiscal 2001 was $18.1 million, a 58% decrease from $43.5 million for last year. The decrease in CTX Mortgage’s net interest income was primarily due to the reduction in its inventory of loans because of the sales arrangement with HSF-I.

      Home Equity reported an operating loss of $14.3 million for fiscal 2001, compared to operating earnings of $2.7 million last fiscal year. As discussed below, this decline primarily resulted from accounting for the $1.6 billion in securitizations in fiscal 2001 as borrowings rather than as sales.

      Home Equity’s mortgage originations for fiscal 2001 were 26,418, a 28% increase over 20,568 originations for last year. Loan volume for fiscal 2001 was $1.72 billion, a 30% improvement over last fiscal year’s volume of $1.32 billion. Loan volume for fiscal 2001 was favorably impacted by the opening of new operating locations during the later quarters of fiscal 2000, the addition of the correspondent channel, and increased efficiency and overall activity. Home Equity’s mortgage applications totaled 148,702 for fiscal 2001, an increase of 17% over the 127,450 applications for last year.

      Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis. During fiscal 2001, Home Equity completed securitizations totaling $1.6 billion, compared to $1.3 billion for the prior year. Home Equity retains the servicing rights associated with these securitized loans and is the long-term servicer of these loans. For fiscal 2001, servicing fee revenue was $25.9 million, an increase of $11.4 million, or 79%, over last fiscal year’s service fee revenue of $14.5 million. At March 31, 2001, Home Equity’s servicing portfolio was $3.3 billion.

      Home Equity’s securitizations entered into prior to March 31, 2000 were structured in a manner that caused them to be accounted for as sales. The resulting gains on such sales were reported as revenues during the month in which the securitizations closed. Home Equity has changed the structure for securitizations occurring subsequent to March 31, 2000, such that securitizations after that date are being accounted for as borrowings. Although the change in structure of the securitizations resulting in the transaction being accounted for as borrowings will have no effect on the profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. The impact was to reduce Home Equity’s pretax earnings by $45.6 million for fiscal 2001, from the amount it would have reported if the securitizations had been accounted for as sales. Home Equity intends to continue to utilize transaction structures which require that its future loan originations be reflected as loans receivable on the Company’s balance sheets and the interest income and interest expense associated with this loan portfolio be reflected on the Company’s income statement. Consequently, net interest income, rather than gain on sale of loans, as in past years, will be Home Equity’s primary source of operating income. Primarily as a result of this change, Home Equity’s interest income increased 266% in fiscal 2001 to $104.9 million from $28.7 million for last year, and interest expense for fiscal 2001 was $74.5 million, a 312% increase from $18.1 million for last year. Therefore, Home Equity’s net interest income increased 187% in fiscal 2001 to $30.4 million from $10.6 million for last year.

      The Financial Services segment also has other sources of income that include, among other things, loan origination fees, servicing fee income, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

      The following summarizes Construction Products’ results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$441.1	$470.5

Interest Income	6.7	3.7

Cost of Sales and Expenses	(341.8)	(299.2)

Selling, General & Administrative Expenses	(4.7)	(4.7)

Goodwill Amortization	(1.9)	(1.6)

Operating Earnings	99.4	168.7

Minority Interest	(32.4)	(63.8)

Net Operating Earnings to Centex	$67.0	$104.9

      Construction Products’ revenues were 6% lower than the same period last year. For the current year, Construction Products’ operating earnings, net of minority interest, represented a 36% decrease from results for the same period a year ago. Operating earnings declined as a result of a 75% decrease in gypsum wallboard earnings. Sales volume improved for every product; however, pricing for gypsum wallboard fell 41% compared to the prior year. During fiscal 2001, pricing continued to decline primarily as a result of excess supply. If these market conditions persist, management expects it would negatively impact future results.

      During November 2000, Construction Products purchased selected strategic assets summarized below, and assumed certain liabilities. The purchase price was approximately $442 million. Funding came from cash on hand and borrowings under Construction Products’ new $325 million senior credit facility.

The acquisition has been accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair market values at the date of the acquisition. The results of operations of the asset purchase since November 10, 2000 are included in Construction Products’ financial information.

      The principal assets acquired were: a gypsum wallboard plant located in Duke, Oklahoma with a production capacity of 1.1 billion square feet of wallboard; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight recycled paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado recycled paper mill; and three recycled paper fiber collection sites. The Commerce City, Colorado paperboard mill was idled on April 23, 2001. The Company believes the idled facility was recorded at its net realizable value at the purchase date. At March 31, 2001, the value of the idled facility was $5.0 million. The gypsum wallboard operations are being operated by Construction Products’ American Gypsum Company located in Albuquerque, New Mexico. The paper operations are headquartered in Lawton, Oklahoma and focus primarily on the gypsum wallboard paper business.

CONTRACTING AND CONSTRUCTION SERVICES

      The following summarizes Contracting and Construction Services’ results for the two-year period ended March 31, 2001 (dollars in millions):

	For the Years Ended March 31,

	2001	2000

Revenues	$1,290.4	$1,205.8

Operating Earnings	$30.9	$23.5

New Contracts Executed	$1,930.1	$1,650.9

Backlog of Uncompleted Contracts	$2,021.7	$1,382.0

      Contracting and Construction Services’ revenues for fiscal 2001 were 7% higher than last year’s revenues. Operating earnings for the group improved in fiscal 2001 as a result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

      The Contracting and Construction Services segment provided a positive average annual net cash flow in excess of Centex’s investment in the segment of $97.8 million in fiscal 2001 and $102.2 million in fiscal 2000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

      Centex reported consolidated revenues of $6.0 billion for fiscal year ended March 31, 2000, 16% above $5.2 billion for fiscal year ended March 31, 1999. Earnings before income taxes were $416.9 million for fiscal 2000, 12% more than $373.3 million for fiscal 1999. Net earnings for fiscal 2000 reached $257.1 million, a historical high and an 11% improvement over net earnings of $232.0 million in fiscal 1999. Earnings per share for fiscal year 2000 were $4.34 and $4.22 for Basic and Diluted, respectively, compared to $3.90 and $3.75 for the prior year.

HOME BUILDING

Conventional Homes

      The following summarizes Conventional Homes’ results for the two-year period ended March 31, 2000 (dollars in millions, except per unit data):

	For the Years Ended March 31,

	2000		1999

Revenues	$3,686.8	100.0%	$2,819.4	100.0%

Cost of Sales	(2,852.3)	(77.3)%	(2,194.7)	(77.8)%

Selling, General & Administrative Expenses	(511.3)	(13.9)%	(382.5)	(13.6)%

Operating Earnings	$323.2	8.8%	$242.2	8.6%

Units Closed	18,904		14,792

Unit Sales Price	$191,568		$185,668

% Change	3.2%		1.3%

Operating Earnings per Unit	$17,098		$16,375

% Change	4.4%		19.2%

Backlog Units	7,579		6,792

% Change	12.0%		38.2%

      Operating earnings for fiscal 2000 were higher as a percentage of revenues and on a per unit basis in comparison to fiscal 1999 as a result of the division’s continued focus on improving operating margins. Moderate interest rates during most of the year, a strong economy and a reduction in direct construction costs as a percent of revenue were some of the major factors that impacted the operating results of the Conventional Homes operation. Margin improvement initiatives included, among others, engineering the homes to reduce the material and labor cost components, designing the product around consumer preferences and the adoption of special purchasing and land development programs.

      The increase in sales price of approximately $5,900 was primarily due to increased sales in California, Colorado, and South Carolina and to the acquisition of Calton Homes, Inc., which markets higher-priced homes. The opening of new markets with recent acquisitions also had a positive impact on the increase in number of units sold.

Manufactured Homes

      Cavco operated three manufactured home plants in the Phoenix area, a plant near Albuquerque, New Mexico, and a plant in central Texas, which opened in fiscal 1999. During fiscal 1998, Cavco added retail distribution capabilities when it purchased substantially all of the assets of AAA Homes, Inc., Arizona’s largest manufactured homes retailer. In fiscal 1999, Cavco purchased a manufactured home retailer in central Texas.

      The following summarizes Manufactured Homes’ results for the two-year period ended March 31, 2000 (dollars in millions):

	For the Years Ended March 31,

	2000		1999

Construction Revenues	$121.0	100.0%	$137.7	100.0%

Cost of Sales	(94.1)	(77.7)%	(108.2)	(78.6)%

Selling, General & Administrative Expenses	(13.9)	(11.5)%	(13.5)	(9.8)%

	13.0	10.8%	16.0	11.6%

Retail Sales Revenues	62.5	100.0%	40.8	100.0%

Cost of Sales	(49.6)	(79.4)%	(30.0)	(73.4)%

Selling, General & Administrative Expenses	(14.2)	(22.6)%	(10.7)	(26.3)%

	(1.3)	(2.0)%	0.1	0.3%

Construction and Retail Earnings	11.7		16.1

Goodwill Amortization	(3.4)		(3.3)

Minority Interest	(1.0)		(2.5)

Group Operating Earnings	$7.3		$10.3

Units Sold	5,950		6,440

      Total revenues for Manufactured Homes increased 3% or $5 million in fiscal 2000 versus fiscal 1999. Construction revenue decreased 12% or $16.7 million primarily due to product mix changes and an increase in intercompany sales which are eliminated. For fiscal 2000, intercompany sales to company owned retail sales centers represented 28% of gross construction revenues versus 16% in fiscal 1999. Retail sales revenues increased 53% or $21.7 million primarily due to the full year operations of 13 retail sales centers opened in fiscal 1999 and the opening of one new retail sales center in fiscal 2000.

INVESTMENT REAL ESTATE

      The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2000 (dollars in millions):

	For the Years Ended March 31,

	2000	1999

Revenues	$30.9	$33.7

Operating Earnings	$30.1	$29.4

      Fiscal 2000 operating earnings from Investment Real Estate totaled $30.1 million compared to $29.4 million in the prior year. The timing of land sales is uncertain and can vary significantly from period to period. Property sales related to Investment Real Estate’s nominally valued real estate resulted in operating margins of $19.6 million in fiscal 2000 and $16.4 million in fiscal 1999.

      Negative goodwill amortization was $16 million in both fiscal 2000 and 1999.

FINANCIAL SERVICES

      The Financial Services segment consists primarily of home financing, home equity and sub-prime lending and the sale of title and other insurance coverages. The following summarizes Financial Services results for the two-year period ended March 31, 2000 (dollars in millions):

	For the Years Ended March 31,

	2000	1999

Revenues	$430.6	$436.3

Operating Earnings	$32.5	$92.3

Origination Volume	$9,459.7	$11,086.7

Number of Loans Originated

CTX Mortgage Company —

Centex-built Homes (Builder)	10,958	9,882

Non-Centex-built Homes (Retail)	48,301	65,546

	59,259	75,428

Centex Home Equity Corporation	20,568	15,582

Centex Finance Company (closed during fiscal 2000)	681	818

	80,508	91,828

      Financial Services’ revenues for fiscal 2000 declined by $5.7 million from the prior year. Revenue increases from higher loan origination volume at Financial Services’ Home Equity unit were more than offset by lower revenues at CTX Mortgage, primarily due to a decline in refinancing activity, and by a charge to revenues related to a change in discount rate assumptions by Home Equity. As a result, Financial Services’ operating earnings for fiscal 2000 were $32.5 million, 65% lower than the $92.3 million of operating earnings for fiscal 1999.

      Financial Services’ revenues include the gain on sale of mortgage loans receivable which decreased $4.5 million, or 2%, to $249.6 million for fiscal 2000 from $254.1 million for the prior year. This decrease was due primarily to a charge related to the increase in the discount rate from 12% to 15% which reduced the carrying value of Home Equity’s residual interests. Before this charge, the expansion of Financial Services’ product lines and an increase in securitization activity, partially offset by decreased loan origination volume, resulted in an increase in gains on sales of mortgage loans of approximately $11.5 million.

      CTX Mortgage’s operating earnings declined significantly in fiscal 2000. The decline in CTX Mortgage’s operating earnings was primarily due to the decrease in refinancing activity as a result of increasing interest rates, and to the delay in balancing operations costs with reduced production levels. CTX Mortgage originations for fiscal 2000 were 59,259, a 21% decrease from 75,428 originations for the prior year. The per loan profit for fiscal 2000 was $573, 50% lower than $1,148 per loan for the prior year. CTX Mortgage’s total mortgage applications for fiscal 2000 decreased 24% to 59,094 from 78,126 applications for the prior year.

      Home Equity’s reported operating earnings for fiscal 2000, after the change related to the increase in discount rate from 12% to 15%, were lower by approximately 72% compared to fiscal 1999. Originations for fiscal year 2000 were 20,568, a 32% increase over the 15,582 originated for the prior year. Loan volume for fiscal year 2000 was $1.3 billion, a 29% improvement over the prior year. Loan volume for fiscal year 2000 was favorably impacted by the opening of new operating locations plus generally increased activity.

      Home Equity’s sub-prime applications totaled 127,450 for fiscal 2000, an increase of 54% over the 82,803 applications for the prior year. Per loan profit before the adjustment to income from securitizations, discussed below, was $911 for fiscal 2000 compared to $620 for the prior year. The increase was primarily related to earnings from the servicing operation partially offset by the absorption of costs related to the expansion of the branch network.

      As a consequence of increases in loan volume, during fiscal year 2000 Home Equity completed $1.3 billion in securitizations compared to $890 million in securitizations for the prior year. As a result of the securitization process, Home Equity sells the loans but retains a residual interest in the securitization instrument as well as the servicing rights associated with these loans. Home Equity is the long-term servicer of these loans. Service fee income related to this long-term servicing was $14.5 million in fiscal 2000 versus $4.5 million for the prior year.

      Home Equity’s securitizations entered into prior to March 31, 2000 were accounted for as sales, and the resulting gains on such sales were reported as revenues during the fiscal year in which the securitizations closed. Home Equity changed the legal and economic structure for securitizations subsequent to March 31, 2000, such that securitizations were accounted for as borrowings. The Company concluded that the long-term benefits of this change significantly outweigh the short-term benefit of higher earnings under the previously used sales treatment. The change from accounting for the securitizations as sales to borrowings has no effect on the profit recognized over the life of each mortgage loan. Rather, the change only affects the timing of profit recognition.

      As a result of increased interest rates, Home Equity increased the discount rate used to value future cash flows in the valuation of historical securitizations from 12% to 15%. The discount rate increase resulted in a $16 million reduction in Home Equity’s earnings during the fourth quarter of fiscal 2000.

      In the normal course of its activities, Financial Services carries inventories of loans pending sale or securitization and earns a positive spread between the interest income earned on those loans and its cost of financing those loans. Interest income decreased 14% for fiscal 2000 to $83.4 million from $97.0 million for the prior year. Interest expense for fiscal 2000 was $61.7 million, a 20% decrease from $76.9 million for the prior year. The decrease in net interest income was the result of both reduced loan production and transition costs relating to initiation of the mortgage loan sales arrangement with HSF-I.

      Through the third quarter of fiscal year 2000, substantially all of the mortgage loans generated by CTX Mortgage were sold forward upon closing and subsequently delivered to third-party purchasers within approximately 60 days thereafter. During December 1999, CTX Mortgage began to sell the majority of its mortgage loans to HFS-I. This arrangement is discussed in more detail in the Financial Condition and Liquidity section below. Substantially all of the mortgage loans produced by Home Equity are securitized, generally on a quarterly basis.

      Centex Finance Company, the manufactured homes finance unit, was discontinued during fiscal 2000, and had an operating loss of approximately $4.2 million in the full year compared to a $2.8 million loss for fiscal 1999.

      Financial Services’ other sources of income included, among other things, loan origination fees, title policy fees and insurance commissions, mortgage loan broker fees, and fees for mortgage loan quality control and processing services.

CONSTRUCTION PRODUCTS

      The following summarizes Construction Products’ results for the two-year period ended March 31, 2000 (dollars in millions):

	For the Years Ended March 31,

	2000	1999

Revenues	$470.5	$381.9

Interest Income	3.7	3.0

Cost of Sales and Expenses	(299.2)	(259.4)

Selling, General & Administrative Expenses	(4.7)	(4.4)

Goodwill Amortization	(1.6)	(0.8)

Operating Earnings	168.7	120.3

Minority Interest	(63.8)	(51.1)

Net Operating Earnings to Centex	$104.9	$69.2

      Construction Products’ revenues in fiscal 2000 were 23% higher than the prior year. For fiscal 2000, Construction Products’ operating earnings, net of minority interest, represented a 52% improvement over results for the prior year.

      Construction Products’ record operating earnings resulted from improved results in each of its businesses. Pricing and sales volume improved for every product, particularly pricing for gypsum wallboard, which rose by 25% compared to the prior year.

CONTRACTING AND CONSTRUCTION SERVICES

      The following summarizes Contracting and Construction Services’ results for the two-year period ended March 31, 2000 (dollars in millions):

	For the Years Ended March 31,

	2000	1999

Revenues	$1,205.8	$1,350.8

Operating Earnings	$23.5	$15.2

New Contracts Received	$1,650.9	$1,128.0

Backlog of Uncompleted Contracts	$1,382.0	$936.8

      Contracting and Construction Services’ revenues for fiscal 2000 were 11% less than the prior year revenues. Operating earnings for the group improved in fiscal 2000 as a result of a continued shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

      The Contracting and Construction Services operation provided a positive average annual net cash flow in excess of Centex’s investment in the group of $102.2 million in fiscal 2000 and $88.9 million in fiscal 1999.

FINANCIAL CONDITION AND LIQUIDITY

      At March 31, 2001, the Company had cash and cash equivalents of $115.2 million, including $57.4 million of restricted cash primarily resulting from accounting for securitizations as secured borrowings and including $8.7 million belonging to the Company’s 65.2%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing, and financing activities for the fiscal years ended March 31, 2001, 2000, and 1999 is summarized below (dollars in thousands):

	For the Years Ended March 31,

	2001	2000	1999

Net cash provided by (used in):

Non-Financial Services
Operating activities	$255,661	$13,644	$(84,211)

Investing activities	(757,886)	(164,798)	(210,441)

Financing activities	433,512	204,260	276,922

	(68,713)	53,106	(17,730)

Financial Services
Operating activities	(1,668,964)	847,987	(172,889)

Investing activities	(24,994)	(27,730)	(17,275)

Financing activities	1,689,571	(843,094)	217,894

	(4,387)	(22,837)	27,730

Effect of exchange rates on cash	(5,001)	(96)	—

Net (decrease) increase in cash	$(78,101)	$30,173	$10,000

      For fiscal 2001, cash principally was used to finance the increases in working capital required to support sales growth throughout the Company’s operations. The Company increased its work in process principally due to the increased level of home sales and resulting units under construction during the year and to the acquisition of expansion land.

      Cash was used for investing activities primarily in the Home Building and Construction Products segments.

      Short-term debt as of March 31, 2001 was $479.0 million, all of which was applicable to the Financial Services segment (see below). In June 2000, the Company issued $200 million in Senior Notes, maturing in 2006. In February 2001, the Company issued $250 million in Senior Notes maturing in 2011. On March 31, 2001, the Company priced and committed to sell $100 million in medium-term notes due 2006, with proceeds received April 4, 2001. The proceeds were used to repay short-term debt and for general corporate purposes. Excluding Financial Services and Construction Products, the Company’s short-term borrowings are generally accomplished at prevailing market interest rates from the Company’s commercial paper programs and from uncommitted bank facilities. In August 2000, the Company entered into a $600 million committed multi-bank revolving credit facility which serves as a backup for commercial paper borrowings. This facility expires in 2005. Construction Products has a $325 million senior revolving credit facility, expiring in November 2003, under which $268.5 million had been borrowed at March 31, 2001. This facility had no recourse to Centex.

      The Financial Services segment obtains most of its own short-term liquidity needs through separate facilities which require only limited support from Centex. During the third quarter of fiscal 2000, CTX Mortgage began selling to HSF-I substantially all of the conforming, Jumbo A, and GNMA eligible mortgages originated by CTX Mortgage under a revolving sales agreement. HSF-I, an unaffiliated special purpose entity, acquires and then resells mortgages originated by CTX Mortgage into secondary markets. Under the sales agreement between CTX Mortgage and HSF-I, which has a five year term with certain renewal options, CTX Mortgage is not required to sell its mortgage loans to HSF-I; however, HSF-I has committed to purchase all eligible loans offered by CTX Mortgage. This arrangement gives CTX Mortgage daily access, on a revolving basis, to HSF-I’s $1.5 billion of capacity. CTX Mortgage also maintains $190 million of committed secured mortgage warehouse facilities, expiring through October 2001, to finance mortgages not sold to HSF-I.

      In February 2001, Home Equity began financing its inventory of mortgage loans through HSF-II under a revolving sales agreement. HSF-II, a wholly-owned special purpose limited liability company, finances mortgages originated or acquired by Home Equity and then sells them into the secondary market or into securitization structures. Under the sales agreement between Home Equity and HSF-II, Home Equity is not required to sell its mortgage loans to HSF-II; however, HSF-II has committed to purchase all eligible loans offered by Home Equity. This arrangement gives Home Equity daily access, on a revolving basis, to HSF-II’s $550 million of capacity. HSF-II obtains its funds through the issuance of five-year subordinated notes and short-term secured liquidity notes. At March 31, 2001, HSF-II had outstanding $27.5 million of subordinated notes and $118.0 million of secured liquidity notes, which are included as Financial Services debt in the accompanying consolidated balance sheets. Home Equity continues to service the loans financed by HSF-II. Home Equity also has $325 million of committed secured mortgage warehouse facilities, expiring through March 2002, to finance sub-prime mortgages not financed by HSF-II.

      Financial Services also maintains a $90 million uncommitted unsecured credit facility available to CTX Mortgage, Home Equity, and other subsidiaries. At March 31, 2001, Financial Services had borrowed $90 million under this facility; $45 million of such borrowings were allocated to CTX Mortgage and $45 million to Home Equity. All borrowings under this unsecured facility are guaranteed by Centex.

      CTX Mortgage and Home Equity also share a $175 million uncommitted secured credit facility to finance mortgage inventory. At March 31, 2001, CTX Mortgage had borrowed $43.5 million and Home Equity had borrowed $60.4 million under this facility. This facility has limited recourse to Centex.

      The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable, residual interest in mortgage securitizations, and debt. The Company utilizes forward sale commitments and interest rate swaps to mitigate the risk associated with the majority of CTX Mortgage’s mortgage loan portfolio, the Company’s variable rate debt, and Home Equity’s anticipated securitization debt issuances. The Company does not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. There have been no material changes in the Company’s market risk since March 31, 2000.

      Debt outstanding as of March 31, 2001 was as follows (dollars in thousands):

Non-Financial Services:

Senior Debt:

Medium-Term Note Programs, 5.45% to 7.95%, due through 2006	$486,995

Long-Term Notes, 6.40% to 9.75%, due through 2011	464,970

Other Indebtedness, weighted-average 5.39%, due through 2027	313,658

Subordinated Debt:

Subordinated Debentures, 7.38%, due in 2006	99,796

Subordinated Debentures, 8.75%, due in 2007	99,574

1,464,993

Financial Services:

Short-Term Bank Notes Payable	192,380

Secured Liquidity Notes	117,950

Other Short-Term Debt	168,700

Home Equity Loans Asset-backed Certificates, 6.60% to 8.48%, due through 2031	310,606

Home Equity Loans Asset-backed Certificates, 6.60% to 7.99%, due through 2030	373,503

Home Equity Loans Asset-backed Certificates, 6.74% to 7.17%, due through 2031	389,259

Home Equity Loans Asset-backed Certificates, 5.61% to 6.80%, due through 2031	475,000

Home Equity Loans Asset-backed Subordinate Note, 6.75%, due 2006	27,500

2,054,898

Total	$3,519,891

      Maturities of long-term debt (in thousands), excluding home equity loans asset-backed certificates, during the next five fiscal years are: 2002, $428,661; 2003, $68,682; 2004, $277,760; 2005, $215; 2006, $324,943; and $364,732 thereafter.

      Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings was $1.6 billion at March 31, 2001. The principal and interest on these notes are paid using the cash flows from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying residential mortgage loans. The expected maturities of long-term debt (in thousands) based on contractual maturities adjusted for projected repayments and prepayments of principal during the next five fiscal years are: 2002, $337,479; 2003, $314,683; 2004, $221,442; 2005, $165,309; 2006, $150,612; and $386,343 thereafter.

STOCK REPURCHASE PROGRAM

      Since April 2000, the Company has repurchased a total of 35,400 shares of common stock under its stock option-related repurchase program. The Company plans to continue to repurchase shares under this program.

OTHER DEVELOPMENTS AND OUTLOOK

      During the fourth quarter of fiscal 2001, Centex Homes completed two acquisitions. It acquired the assets of the home building business of The Selective Group, based in Farmington Hills, Michigan, which expands its presence in Michigan. Centex Homes also acquired the home building business of CityHomes, a leading builder of upscale luxury townhomes in Dallas. This acquisition provides Centex Homes with a successful model in the urban residential market that the Company plans to expand to other major cities.

      Centex HomeTeam Services is a component of Other, net, and its operations include security monitoring, pest control, and lawn care. After the end of fiscal 2001, Centex HomeTeam Pest Management, a subsidiary of Centex HomeTeam Services, announced the acquisition of Unified Services, Inc. of Atlanta, Georgia and its subsidiaries.

      The Company entered fiscal 2002 with a record backlog of home sales, and a continuing favorable interest rate environment should continue to stimulate home orders. The Company’s mortgage refinancing business has accelerated as a result of lower interest rates, and Home Equity’s servicing portfolio is increasing, both of which should have a positive effect on Financial Services’ results in the new fiscal year. The Contracting and Construction Services segment enters fiscal 2002 with the highest backlog and operating margins in its history. However, Construction Products’ earnings are expected to continue to be impacted adversely by depressed Gypsum Wallboard prices.

FORWARD LOOKING STATEMENTS

      The Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Developments and Outlook, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates, or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Company’s businesses; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Company’s markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company’s actual performance and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in interest rates on its direct debt obligations, mortgage loans receivable, and residual interest in mortgage securitizations. The following analysis provides a framework to understand the Company’s sensitivity to hypothetical changes in interest rates as of March 31, 2001.

      The Company has utilized derivative instruments, including interest rate swaps and interest rate caps, in conjunction with its overall strategy to manage the amount of debt outstanding that is subject to changes in interest rates. Amounts to be paid or received under interest rate swap or cap agreements are recognized as adjustments to interest expense. As of March 31, 2001, the Company had interest rate swap agreements which converted $438 million of the Company’s variable-rate senior debt outstanding into fixed-rate debt and no interest rate cap agreements were outstanding.

      The Company’s Financial Services segment originates, sells, and securitizes conforming and nonconforming “A” mortgages, sub-prime first and second mortgages, and home equity loans. Since December 1999, substantially all conforming, Jumbo “A,” and GNMA-eligible mortgages have been sold to HSF-I at or near the date on which the loans were funded. The Company is party to a swap with Bank of America which pays the required distribution to HSF-I certificate holders and interest due to HSF-I debt holders. The Financial Services segment executes the forward sales of CTX Mortgage’s mortgages to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets most of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. CTX Mortgage, acting as manager of HSF-I, delivers mortgages held by HSF-I to third party purchasers generally within 60 days of origination. Due to the high degree of liquidity in the “A” mortgage market and the frequency of loan sales and securitizations, the use of forward sales is an effective hedge against changes in market value which result from changes in interest rates.

      CTX Mortgage also uses forward sale commitments to hedge most of the market risk associated with mortgages financed by secured credit facilities which fund mortgage inventory in anticipation of transfer and sale.

      Home Equity uses interest rate swaps to hedge the market risk associated with the carrying of mortgages in anticipation of issuance of securitization debt to finance subprime mortgages. Home Equity will generally hold mortgages in anticipation of securitization for up to 120 days.

      Prior to fiscal 2001, Home Equity retained the residual interest from its securitized pools of mortgages. As of March 31, 2001, the mortgage securitization residual interest (“MSRI”) was $146.4 million. The Company continually monitors the fair value of the MSRI and reviews the factors expected to influence the future conditional (or constant) prepayment rate (“CPR”), discount rates, and credit losses. In developing assumptions regarding expected future CPR, the Company considers a variety of factors, many of which are interrelated. These factors include historical performance, origination channels, characteristics of borrowers (e.g., credit quality and loan-to-value relationships), and market factors that influence competition. If changes in assumptions regarding future CPR, discount rates, or credit losses are necessary, the MSRI fair value is adjusted accordingly.

      The Company utilizes both short-term and long-term debt in its financing strategy. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument but not the Company’s earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect the Company’s future earnings and cash flows. The Company does not have an obligation to prepay any of its fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until the Company is required to refinance such debt.

      As of March 31, 2001, short-term debt was $479 million, all of which was applicable to Financial Services. The majority of Financial Services’ debt is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines, which bear interest at prevailing market rates. The weighted-average interest rate on borrowings outstanding at March 31, 2001 was 5.8%.

      The maturities of long-term debt outstanding at March 31, 2001, excluding home equity loans asset-backed certificates, were as follows (in thousands):

	Maturities through March 31,

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Non-Financial Services
Fixed Rate Debt	$30,853	$28,567	$9,135	$80	$299,793	$359,582	$728,010	$759,218

Average Interest Rate	7.67%	6.19%	7.93%	7.00%	8.96%	8.16%	8.39%

Variable Rated Hedged Debt(1)	$377,995	$35,000	$—	$—	$25,000	$—	$437,995	$437,449

Average Interest Rate	7.37%	7.60%	0.00%	0.00%	7.99%	0.00%	7.42%

Variable Rate Debt	$19,813	$5,115	$268,625	$135	$150	$5,150	$298,988	$298,858

Average Interest Rate	6.69%	6.08%	6.56%	4.62%	4.62%	5.41%	6.44%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate swaps.

      The following table sets forth the estimated maturity or repricing of borrowings collateralized by securitized residential mortgage loans structured as borrowings outstanding at March 31, 2001. The principal and interest on this debt is paid using the cash flows from the underlying mortgage receivables which serve as collateral for this debt. Accordingly, the timing of the principal payments on this debt is dependent on the payments received on the underlying mortgage receivables. The amounts shown within a particular period were determined in accordance with the contractual terms of the debt, except (i) fixed-rate mortgage securities reflect estimated prepayments, which were estimated based on the results of a prepayment model utilized by the Company, and empirical data, and (ii) adjustable-rate debt is included in the period in which it is first scheduled to adjust and not in the period in which it matures. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

	Maturities through March 31,

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Financial Services Fixed Rate Debt	$243,537	$227,777	$178,133	$137,892	$105,823	$353,278	$1,246,440	$1,269,501

Average Interest Rate	6.99%	6.80%	6.77%	6.92%	7.12%	7.13%	6.97%

Variable Rate Debt	$301,928	$—	$—	$—	$27,500	$—	$329,428	$329,449

Average Interest Rate	5.77%	0.00%	0.00%	0.00%	6.75%	0.00%	5.85%

      The maturities of long-term debt outstanding at March 31, 2000 were as follows (in thousands):

	Maturities through March 31,

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

Non-Financial Services
Fixed Rate Debt	$4,091	$1,797	$15,037	$80	$80	$199,268	$220,353	$201,914

Average Interest Rate	7.76%	7.64%	6.40%	7.00%	7.00%	8.06%	7.81%

Variable Rated Hedged Debt(1)	$176,941	$192,652	$—	$—	$—	$—	$369,593	$369,963

Average Interest Rate	6.25%	6.95%	0.00%	0.00%	0.00%	0.00%	6.62%

Variable Rate Debt	$150,216	$340	$5,098	$125	$135	$5,300	$161,214	$161,214

Average Interest Rate	6.65%	4.10%	6.74%	4.10%	4.10%	5.45%	6.61%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate caps or interest rate swaps.

      The Financial Services segment had no long-term debt outstanding at March 31, 2000.

      The discussion of sales of mortgage loans to HSF-I and HSF-II, as seen in the Financial Condition and Liquidity section of Item 7 of Part II of this Report, is incorporated herein by reference.

      Prior to the above arrangement, Home Equity financed its inventory of mortgage loans through bank sponsored commercial paper conduit facilities and both secured and unsecured lines of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Centex Corporation and Subsidiaries

Consolidated Revenues and Operating Earnings by Line of Business	48

Statements of Consolidated Earnings	49

Consolidated Balance Sheets	50

Statements of Consolidated Cash Flows	52

Statements of Consolidated Stockholders’ Equity	53

Notes to Consolidated Financial Statements	54

Report of Independent Public Accountants	74

Quarterly Results	75

Centex Corporation and Subsidiaries
Consolidated Revenues and Operating Earnings by Line of Business
(Dollars in thousands)

	For the Years Ended March 31,

	2001	2000	1999	1998	1997

Revenues

Home Building

Conventional Homes	$4,356,172	$3,686,844	$2,819,442	$2,312,045	$2,299,592

	65%	61%	54%	57%	60%

Manufactured Homes	126,366	183,526	178,556	140,621	—

	2%	3%	4%	4%	—%

Investment Real Estate	33,042	30,928	33,694	25,403	9,032

	—%	1%	1%	1%	—%

Financial Services	463,646	430,611	436,299	246,278	168,722

	7%	7%	8%	6%	5%

Construction Products(A)	441,127	470,465	381,899	344,264	278,144

	7%	8%	7%	8%	7%

Contracting and Construction Services	1,290,382	1,205,762	1,350,776	953,781	1,068,265

	19%	20%	26%	24%	28%

	$6,710,735	$6,008,136	$5,200,666	$4,022,392	$3,823,755

	100%	100%	100%	100%	100%

Operating Earnings

Home Building

Conventional Homes	$425,450	$323,220	$242,223	$170,531	$144,043

	70%	56%	49%	52%	59%

Manufactured Homes, net	(26,077)	7,329	10,253	8,741	—

	(4)%	1%	2%	3%	—%

Investment Real Estate	50,908	30,122	29,420	28,231	17,896

	8%	5%	6%	9%	7%

Financial Services	19,667	32,474	92,309	31,371	24,410

	3%	6%	19%	9%	10%

Construction Products	99,441	168,611	120,310	88,333	64,406

	17%	29%	24%	27%	26%

Contracting and Construction Services	30,886	23,471	15,209	7,152	(2,183)

	5%	4%	3%	2%	(1)%

Other, net	4,464	(4,749)	(15,624)	(7,621)	(2,260)

	1%	(1)%	(3)%	(2)%	(1)%

Operating Earnings	604,739	580,478	494,100	326,738	246,312

	100%	100%	100%	100%	100%

Corporate General and Administrative	36,924	33,015	28,104	21,261	16,817

Interest	99,069	66,844	41,581	33,256	34,062

Minority Interest in Construction Products	32,415	63,758	51,121	40,587	31,690

Earnings Before Income Taxes	$436,331	$416,861	$373,294	$231,634	$163,743

Applicable segment operating expenses have been deducted from lines of business operating earnings.

(A)	Centex Construction Products, Inc. adopted the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, during the quarter ended March 31, 2001. As a result of this adoption, net revenues have been restated to include freight and delivery costs billed to customers. Previously, such billings were offset against corresponding expenses in cost of sales.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2001	2000	1999

Revenues

Home Building

Conventional Homes	$4,356,172	$3,686,844	$2,819,442

Manufactured Homes	126,366	183,526	178,556

Investment Real Estate	33,042	30,928	33,694

Financial Services	463,646	430,611	436,299

Construction Products	441,127	470,465	381,899

Contracting and Construction Services	1,290,382	1,205,762	1,350,776

	6,710,735	6,008,136	5,200,666

Costs and Expenses

Home Building

Conventional Homes	3,930,722	3,363,624	2,577,219

Manufactured Homes	152,443	175,183	165,811

Investment Real Estate	(17,866)	806	4,274

Financial Services	443,979	398,137	343,990

Construction Products	341,686	301,854	261,589

Contracting and Construction Services	1,259,496	1,182,291	1,335,567

Other, net	(4,464)	4,749	15,624

Corporate General and Administrative	36,924	33,015	28,104

Interest	99,069	66,844	41,581

Minority Interest	32,415	64,772	53,613

	6,274,404	5,591,275	4,827,372

Earnings Before Income Tax	436,331	416,861	373,294

Income Taxes	154,354	159,729	141,332

Net Earnings	$281,977	$257,132	$231,962

Earnings Per Share

Basic	$4.77	$4.34	$3.90

Diluted	$4.65	$4.22	$3.75

Average Shares Outstanding

Basic	59,095,403	59,308,158	59,488,701

Common Share Equivalents

Options	1,165,482	1,220,822	1,965,116

Convertible Debenture	400,000	400,000	400,000

Diluted	60,660,885	60,928,980	61,853,817

See notes to consolidated financial statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	Centex Corporation
	and Subsidiaries

	March 31,

	2001	2000

Assets

Cash and Cash Equivalents	$57,752	$135,853

Restricted Cash	57,428	3,710

Receivables —

Residential Mortgage Loans	1,996,746	409,697

Construction Contracts	212,904	206,519

Trade, including Notes of $67,085 and $28,502	393,165	276,862

Inventories —

Housing Projects	2,047,619	1,811,695

Land Held for Development and Sale	72,610	75,875

Construction Products	56,008	38,582

Other	26,058	27,885

Investments —

Centex Development Company, L.P.	210,807	65,550

Joint Ventures and Other	72,035	65,944

Unconsolidated Subsidiaries	—	—

Property and Equipment, net	729,099	360,604

Other Assets —

Deferred Income Taxes	43,116	49,907

Goodwill, net	323,971	200,943

Mortgage Securitization Residual Interest	146,394	160,999

Deferred Charges and Other	203,331	97,278

	$6,649,043	$3,987,903

Liabilities and Stockholders’ Equity

Accounts Payable and Accrued Liabilities	$1,271,464	$1,125,807

Debt —

Non-Financial Services	1,464,993	898,068

Financial Services	2,054,898	415,327

Payables to Affiliates	—	—

Minority Stockholders’ Interest	143,624	129,352

Stockholders’ Equity —

Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—

Common Stock, $.25 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding 59,929,344 and 58,806,217 Shares	14,982	14,702

Capital in Excess of Par Value	25,779	—

Retained Earnings	1,678,400	1,405,895

Accumulated Other Comprehensive Loss	(5,097)	(1,248)

Total Stockholders’ Equity	1,714,064	1,419,349

	$6,649,043	$3,987,903

See notes to consolidated financial statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

Centex Corporation		Financial Services

March 31,		March 31,

2001	2000	2001	2000

$45,987	$119,701	$11,765	$16,152

5,442	3,710	51,986	—

—	—	1,996,746	409,697

212,904	206,519	—	—

273,912	212,291	119,253	64,571

2,047,619	1,811,695	—	—

72,610	75,875	—	—

56,008	38,582	—	—

17,601	19,747	8,457	8,138

210,807	65,550	—	—

72,035	65,944	—	—

314,868	267,177	—	—

673,846	319,255	55,253	41,349

12,838	24,018	30,278	25,889

307,369	182,222	16,602	18,721

—	—	146,394	160,999

149,917	71,302	53,414	25,976

$4,473,763	$3,483,588	$2,490,148	$771,492

$1,153,215	$1,038,641	$118,249	$87,166

1,464,993	898,068	—	—

—	—	2,054,898	415,327

—	—	50,072	64,246

141,491	127,530	2,133	1,822

—	—	—	—

14,982	14,702	1	1

25,779	—	200,467	150,467

1,678,400	1,405,895	64,328	52,463

(5,097)	(1,248)	—	—

1,714,064	1,419,349	264,796	202,931

$4,473,763	$3,483,588	$2,490,148	$771,492

In the supplemental data presented above, “Centex Corporation” represents the adding together of all subsidiaries other than those included in Financial Services as described in Note A to the consolidated financial statements. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows
(Dollars in thousands)

	For the Years Ended March 31,

	2001	2000	1999

Cash Flows — Operating Activities

Net Earnings	$281,977	$257,132	$231,962

Adjustments, net of Acquisitions

Depreciation, Depletion, and Amortization	40,509	48,971	36,172

Deferred Income Taxes Provision (Benefit)	8,019	(5,600)	96,462

Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(4,958)	(946)	(125)

Minority Interest, net of Taxes	20,881	41,564	35,112

(Increase) Decrease in Restricted Cash	(53,718)	1,878	(2,952)

Increase in Receivables	(61,116)	(21,236)	(66,897)

(Increase) Decrease in Residential Mortgage Loans	(1,587,049)	984,687	(204,166)

Increase in Inventories	(15,241)	(343,430)	(426,301)

Increase in Payables and Accruals	112,491	90,894	205,671

Increase in Other Assets, net	(150,989)	(139,350)	(115,179)

Other, net	(4,109)	(52,933)	(46,859)

	(1,413,303)	861,631	(257,100)

Cash Flows — Investing Activities

Increase in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	(288,141)	(15,482)	(51,147)

Acquisitions, net of Cash Acquired Construction Products Operations	(342,200)	—	—

Home Building Operations	(100,097)	(74,119)	(124,116)

Other	—	(15,161)	—

Property and Equipment Additions, net	(52,442)	(87,766)	(52,453)

	(782,880)	(192,528)	(227,716)

Cash Flows — Financing Activities

(Decrease) Increase in Short-Term Debt, net	(83,205)	(1,071,521)	473,727

Non-Financial Services Issuance of Long-Term Debt	943,491	470,107	76,682

Repayment of Long-Term Debt	(329,658)	(3,246)	(30,098)

Financial Services Issuance of Long-Term Debt	1,652,500	—	—

Repayment of Long-Term Debt	(76,632)	—	—

Proceeds from Stock Option Exercises	26,843	19,613	9,482

Retirement of Common Stock	(784)	(44,301)	(25,457)

Dividends Paid	(9,472)	(9,486)	(9,520)

	2,123,083	(638,834)	494,816

Effect of Exchange Rate Changes on Cash	(5,001)	(96)	—

Net (Decrease) Increase In Cash	(78,101)	30,173	10,000

Cash and Cash Equivalents At Beginning Of Year	135,853	105,680	95,680

Cash and Cash Equivalents At End Of Year	$57,752	$135,853	$105,680

See notes to consolidated financial statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(Dollars in thousands)

					Accumulated
			Capital In		Other
	Preferred	Common	Excess of	Retained	Comprehensive
	Stock	Stock	Par Value	Earnings	Income (Loss)	Total

Balance, March 31, 1998	$—	$14,883	$36,761	$939,528	$—	$991,172

Exercise of Stock Options	—	143	9,339	—	—	9,482

Retirement of 714,800 Shares	—	(179)	(25,278)	—	—	(25,457)

Net Earnings	—	—	—	231,962	—	231,962

Cash Dividends	—	—	—	(9,520)	—	(9,520)

Balance, March 31, 1999	—	14,847	20,822	1,161,970	—	1,197,639

Exercise of Stock Options	—	313	19,300	—	—	19,613

Retirement of 1,831,600 Shares	—	(458)	(40,122)	(3,721)	—	(44,301)

Cash Dividends	—	—	—	(9,486)	—	(9,486)

Net Earnings	—	—	—	257,132	—	257,132

Accumulated Other Comprehensive Loss:

Unrealized Loss on Investments	—	—	—	—	(1,152)	(1,152)

Foreign Currency Translation Adjustments	—	—	—	—	(96)	(96)

Comprehensive Income						255,884

Balance, March 31, 2000	—	14,702	—	1,405,895	(1,248)	1,419,349

Exercise of Stock Options	—	289	26,554	—	—	26,843

Retirement of 35,400 Shares	—	(9)	(775)	—	—	(784)

Cash Dividends	—	—	—	(9,472)	—	(9,472)

Net Earnings	—	—	—	281,977	—	281,977

Accumulated Other

Comprehensive Income (Loss):

Unrealized Gain on Investments	—	—	—	—	1,152	1,152

Foreign Currency Translation Adjustments	—	—	—	—	(5,001)	(5,001)

Comprehensive Income						278,128

Balance, March 31, 2001	$—	$14,982	$25,779	$1,678,400	$(5,097)	$1,714,064

See notes to consolidated financial statements.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(A) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements include the accounts of Centex Corporation and subsidiaries (“Centex” or the “Company”) after the elimination of all significant intercompany balances and transactions.

Balance sheet data is presented in the following categories:

•	Centex Corporation and Subsidiaries. This represents the consolidation of Centex Corporation, Financial Services and all of their consolidated subsidiaries. The effects of transactions among related companies within the consolidated group have been eliminated.

•	Centex Corporation. This information is presented as supplemental information and represents the consolidation of all subsidiaries other than those included in Financial Services, which are presented on an equity basis of accounting.

•	Financial Services. This information is presented as supplemental information and represents Centex Financial Services and its subsidiaries.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

      Revenues from Home Building projects and Investment Real Estate are recognized when homes and properties are sold and title passes. Revenues from the sale of mortgage loans, mortgage servicing rights, and from loan origination fees are recognized when the related loan is sold and delivered to a third-party purchaser.

      Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor. Retainages of $78 million included in construction contracts receivable and $67 million included in accounts payable at March 31, 2001 are generally receivable and payable within one year.

      Claims are recognized as revenue only after management has determined that the collection is probable and the amount can be reliably estimated. Claims of $0, $3.7 million, and $2.1 million are included in revenues for the years ended March 31, 2001, 2000, and 1999, respectively.

Earnings Per Share

      Basic earnings per share is computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding. Diluted earnings per share is computed based upon the basic weighted-average number of shares plus the dilution of the stock options and the convertible debenture.

      The computation of diluted earnings per share excludes anti-dilutive options to purchase 3,312,000 shares of Common Stock at an average price of $35.24 for the year ended March 31, 2001. All anti-dilutive options have expiration dates ranging from September 2007 to December 2010.

Cash and Cash Equivalents

      Cash equivalents represent highly liquid investments with an original maturity of three months or less.

Restricted Cash

      Restricted cash primarily represents cash in principal and interest accounts pending remittance into the securitization trusts. These amounts result from accounting for securitizations as secured borrowings.

Residential Mortgage Loans Receivable

      Residential mortgage loans are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current securitization market conditions, adjusted for deferred hedging gains or losses. Substantially all of the mortgage loans are delivered to third-party purchasers and/or subject to securitization within three months after year end, and are subject to hedge instruments during the time they are held in inventory. Appropriate loan loss reserves have been provided for those mortgage loans that the Company intends to retain in its loan portfolio.

      Substantially all of the mortgage loans are pledged as collateral for secured financings. The increase in mortgage loans was primarily the result of the change in the legal and economic structure of securitizations subsequent to March 31, 2000 causing the securitizations after that date to be accounted for as borrowings.

Notes Receivable

      Notes receivable at March 31, 2001 are collectible primarily over four years with $55.1 million being due within one year. The weighted-average interest rate at March 31, 2001 was 5.5%.

Inventory, Capitalization, and Segment Expenses

      Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest, and real estate taxes) or fair value less cost to sell. The capitalized costs, other than interest, are included in Home Building and Investment Real Estate costs and expenses in the Statement of Consolidated Earnings when related revenues are recognized. Interest costs relieved from inventories are included as interest expense. The Company reviews the recoverability of its Home Building inventories on an individual project basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      Construction Products inventories are stated at the lower of average cost (including applicable material, labor, and plant overhead) or market.

      General operating expenses associated with each segment of business are expensed when incurred and are included in the appropriate business segment.

Investments

      From time to time the Company sells certain real estate assets to Centex Development Company, L.P. and subsidiaries (the “Partnership”) in exchange for cash or additional Class C limited partnership units (“Class C Units”). The assets are sold at their estimated fair market value at the time of sale using available market information, including data from recent sales, brokers, and appraisals. The Company records any excess of the sales price over book value as deferred income. The Company recognizes the deferred income when the properties are subsequently sold by the Partnership. See Note (G) for additional information regarding the Partnership.

      The Company is a participant in certain joint ventures with interests ranging from 20% to 50%. The investments in these joint ventures are carried on the equity method in the consolidated financial statements except for Construction Products’ 50% joint venture interests in its cement plants in Illinois and Texas. Construction Products has proportionately consolidated its pro rata interest in the revenues, expenses, assets, and liabilities of those extractive industry ventures. The earnings or losses of the Company’s other joint ventures are not significant and are included in the appropriate business segment.

Property and Equipment, net

      Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which typically range between 1 and 40 years. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The Company monitors its property and equipment carrying values for recoverability and, where appropriate, provides for write-downs to estimated fair values.

Goodwill, net

      Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is amortized over various periods between 6 years and 40 years. The Company monitors its goodwill and other intangibles to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. In case of impairment, the recorded costs would be written down to fair value on a discounted basis. Goodwill amortization totaled $26.8 million in fiscal 2001, $14.2 million in fiscal 2000, and $10.5 million in fiscal 1999.

      Negative goodwill arose in conjunction with the fiscal 1997 combination transaction of Centex Real Estate Corporation with Vista Properties, Inc. (“Vista”). Negative goodwill was amortized to earnings as a reduction of costs and expenses over the estimated period during which Vista’s land was developed and/or sold. During fiscal 2001, the Company disposed of virtually all of the remaining Vista portfolio, and negative goodwill was fully amortized. See Note (H) for further discussion of the Vista portfolio disposition.

Mortgage Securitization Residual Interest

      Centex Home Equity Corporation (“Home Equity”) uses mortgage securitizations to finance its mortgage loan portfolio. Securitizations entered into prior to March 31, 2000 were accounted for as sales, and the resulting gains on such sales were reported in operating results during the period in which the securitization closed. Home Equity changed the legal and economic structure of securitizations subsequent to March 31, 2000 causing the securitizations after that date to be accounted for as secured borrowings.

      For securitizations accounted for as sales, Home Equity retained a residual interest (the “Mortgage Securitization Residual Interest” or “MSRI”). The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee, and an insurance fee (where applicable) net of the credit losses relating to the loans securitized.

      The Company classifies MSRI as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly carries MSRI at fair value on the Company’s balance sheet. Unrealized changes in MSRI fair values are included in Financial Services’ revenues in the Company’s Statements of Consolidated Earnings.

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

      Home Equity assumes credit losses of 0.5% per annum for fixed rate loans. Home Equity assumes a Constant Prepayment Rate (“CPR”) for fixed rate loans of 4.8% per annum in the first month of the loan, increasing approximately 2.1% per annum each month to a maximum of 28% per annum by the end of the twelfth month. Variable rate loans use a constant CPR of 32% per annum. Home Equity assumes credit losses of 0.8% per annum for variable rate loans. Home Equity uses a discount rate of 15% simple interest.

Deferred Charges and Other

      Deferred charges and other are primarily composed of deferred home security system installation costs, loan fees and financing costs, prepaid expenses, deposits, and investments.

Off-Balance-Sheet Risk

      The Company enters into various financial agreements in the normal course of business in order to manage exposure to changing interest rates. The Company generally enters into interest rate swap agreements for the purpose of converting variable-rate debt into fixed-rate debt. As of March 31, 2001, $438 million in medium term debt was subject to interest rate swap agreements limiting exposure such that the Company will pay a fixed rate of interest. The fair value of these swap agreements was $(6) million at March 31, 2001. As a result, less than 21% of the Company’s non-financial services debt outstanding at March 31, 2001 was subject to changes in various interest rates.

      CTX Mortgage enters into forward sales agreements to mitigate the risk that arises because it issues loan commitments to its customers at a specified price and period, and subsequently commits to sell mortgage loans at a specified price to various investors. At March 31, 2001, CTX Mortgage had loan commitments to customers of approximately $371 million and commitments from investors against these loan commitments of approximately $235 million.

      Home Equity uses interest rate swap agreements to hedge the market risk associated with the carrying of mortgages in anticipation of issuance of fixed-rate securitization debt. As of March 31, 2001, Home Equity had $211 million in fixed- and variable-rate loans held for securitization, and $75 million in interest rate swap agreements. The fair value of these swap agreements was $(0.4) million at March 31, 2001.

      The Company does not engage in the trading of securities, derivatives, or other financial instruments.

Statements of Consolidated Cash Flows — Supplemental Disclosures

      Interest expenses relating to the Financial Services segment are included in its costs and expenses. Interest related to segments other than Financial Services is included as interest expense. During fiscal 2001, $52.6 million of interest costs were capitalized to qualifying assets, principally within the Home Building segment, and $46.6 million of previously capitalized interest was charged to interest expense.

	For the Years Ended March 31,

	2001	2000	1999

Total Interest Incurred	$197,679	$128,520	$118,451

Capitalized Interest, net	(6,038)	—	—

Less — Financial Services	(92,572)	(61,676)	(76,870)

Interest Expense	$99,069	$66,844	$41,581

      Net payments made for federal, state, and foreign income taxes during the fiscal years ended March 31, 2001, 2000, and 1999 were $172.1 million, $98.9 million, and $43.7 million, respectively.

Statements of Financial Accounting Standards

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998. This statement addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities as well as the disclosure of these activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued, which delays the implementation of SFAS No. 133 for the Company until April 2001. In June 2000, SFAS No. 138 was issued, which amends SFAS No. 133 for certain derivative instruments and certain hedging activities.

      The adoption of SFAS No. 133 on April 1, 2001 resulted in an insignificant transition adjustment. The Company does not anticipate that SFAS No. 133 will significantly increase the volatility of earnings.

      SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” was issued in September 2000. This statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125’s provisions without reconsideration. This statement became effective for the Company in April 2001, and the Company does not expect a significant impact on its earnings or its statement of position.

Reclassifications

      Certain prior year balances have been reclassified to be consistent with the fiscal 2001 presentation.

(B) PROPERTY AND EQUIPMENT

      Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,

	2001	2000

Land, Buildings, and Improvements	$85,039	$60,203

Machinery, Equipment, and Other	267,950	227,391

Plants	688,873	344,225

	1,041,862	631,819

Accumulated Depreciation	(312,763)	(271,215)

	$729,099	$360,604

      During November 2000, Construction Products purchased selected strategic assets which are included in Property and Equipment. See Note (I) for further discussion.

(C) INDEBTEDNESS

Short-term Debt

Balances of short-term debt were:

	March 31,

	2001			2000

	Centex		Financial	Centex		Financial
	Corporation		Services	Corporation		Services

Banks	$—		$192,380	$4,000		$185,973

Secured Liquidity Notes	—		117,950	—		—

Commercial Paper	—		—	109,135		—

Other Financial Institutions	—		168,700	33,773		229,354

	$—		$479,030	$146,908		$415,327

Consolidated Short-term Debt		$479,030			$562,235

      The Company borrows on a short-term basis from banks under uncommitted lines which bear interest at prevailing market rates. The weighted-average interest rates of the short-term borrowings during fiscal 2001 and 2000 were 7.4% and 5.7%, respectively. The weighted-average rates of balances at fiscal year end 2001 and 2000 were 5.8% and 6.6%, respectively.

Long-term Debt

Balances of long-term debt were:

	March 31,

	2001	2000

Non-Financial Services:

Senior Debt:

Medium-Term Note Programs, 5.45% to 7.95%, due through 2006	$486,995	$524,482

Long-Term Notes, 6.40% to 9.75%, due through 2011	464,970	14,957

Other Indebtedness, weighted-average 5.39% and 6.44% respectively, due through 2027	313,658	12,453

Subordinated Debt:

Subordinated Debentures, 7.38%, due in 2006	99,796	99,747

Subordinated Debentures, 8.75%, due in 2007	99,574	99,521

	1,464,993	751,160

Financial Services:

Home Equity Loans Asset-backed Certificates, 6.60% to 8.48%, due through 2031	310,606	—

Home Equity Loans Asset-backed Certificates, 6.60% to 7.99%, due through 2030	373,503	—

Home Equity Loans Asset-backed Certificates, 6.74% to 7.17%, due through 2031	389,259	—

Home Equity Loans Asset-backed Certificates, 5.61% to 6.80%, due through 2031	475,000	—

Home Equity Loans Asset-backed Subordinated Note, 6.75%, due 2006	27,500	—

	1,575,868	—

Total	$3,040,861	$751,160

      Maturities of long-term debt (in thousands), excluding home equity loans asset-backed certificates, during the next five fiscal years are: 2002, $428,661; 2003, $68,682; 2004, $277,760; 2005, $215; 2006, $324,943; and $364,732 thereafter.

      Debt related to securitized residential mortgage loans structured as collateralized borrowings was $1.6 billion at March 31, 2001. The principal and interest on these notes are paid using the cash flows from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying residential mortgage loans. The expected maturities of long-term debt (in thousands) based on contractual maturities adjusted for projected repayments and prepayments of principal during the next five fiscal years are: 2002, $337,479; 2003, $314,683; 2004, $221,442; 2005, $165,309; 2006, $150,612; and $386,343 thereafter.

      Included in other long-term debt is a $2.1 million convertible subordinated debenture sold at par in 1985 to a corporate officer. The indebtedness, which matures in 2010, bears interest at LIBOR plus 1.5%

and is convertible into 400,000 shares of the Company’s common stock. In connection with this transaction, the Company has guaranteed the payment of a $2.1 million note payable to a bank by the officer.

Credit Facilities

      In August 2000, the Company entered into a $600 million committed multi-bank revolving credit facility expiring in 2005 which serves as backup for commercial paper borrowings. There have been no borrowings under this facility since its inception. There were no commercial paper borrowings at March 31, 2001.

      The Financial Services segment obtains most of its own short-term liquidity needs through separate facilities which require only limited support from Centex. During the third quarter of fiscal 2000, CTX Mortgage began selling to Harwood Street Funding I, LLC (“HSF-I”) substantially all of the Conforming, Jumbo A, and Government National Mortgage Association (“GNMA”) eligible mortgages originated by CTX Mortgage under a revolving sales agreement. HSF-I, an unaffiliated special purpose entity, acquires and then resells mortgages originated by CTX Mortgage into secondary markets. Under the sales agreement between CTX Mortgage and HSF-I, which has a five year term with certain renewal options, CTX Mortgage is not required to sell its mortgage loans to HSF-I; however, HSF-I has committed to purchase all eligible loans offered by CTX Mortgage. This arrangement gives CTX Mortgage daily access, on a revolving basis, to HSF-I’s $1.5 billion of capacity. CTX Mortgage is the sole manager of HSF-I and, in that capacity, arranges for the sale of such loans into the secondary market. For a subservicing fee, CTX Mortgage also acts as servicer of these mortgage loans for HSF-I until HSF-I sells the loans. CTX Mortgage also maintains $190 million of committed secured mortgage warehouse facilities, expiring through October 2001, to finance mortgages not sold to HSF-I.

      In February 2001, Home Equity began financing its inventory of mortgage loans through Harwood Street Funding II, LLC (“HSF-II”) under a revolving agreement. HSF-II, a wholly-owned special purpose limited liability company, finances mortgages originated or acquired by Home Equity and then sells them into the secondary market or to securitization structures. Home Equity consolidates HSF-II for financial reporting purposes and all of the effects of transactions between the entities has been eliminated. This arrangement gives Home Equity daily access, on a revolving basis, to HSF-II’s $550 million of capacity. HSF-II obtains its funds through the issuance of five-year subordinated notes and short-term secured liquidity notes. At March 31, 2001, HSF-II had outstanding $27.5 million of subordinated notes and $118.0 million of secured liquidity notes, which are included as Financial Services debt in the accompanying consolidated balance sheet. Home Equity continues to service the loans financed by HSF-II. Home Equity also has $325 million of committed secured mortgage warehouse facilities, expiring through March 2002, to finance sub-prime mortgages not financed by HSF-II.

      Financial Services also maintains a $90 million uncommitted unsecured credit facility available to CTX Mortgage, Home Equity, and other subsidiaries. At March 31, 2001, Financial Services had borrowed $90 million under this facility; $45 million of such borrowings were allocated to CTX Mortgage and $45 million to Home Equity. All borrowings under this unsecured facility are guaranteed by Centex.

      CTX Mortgage and Home Equity share a $175 million uncommitted secured credit facility to finance mortgage inventory. At March 31, 2001, CTX Mortgage had borrowed $43.5 million and Home Equity had borrowed $60.4 million under this facility. This facility has limited recourse to Centex.

      Construction Products has a $325 million senior revolving credit facility, expiring in November 2003, under which $268.5 million had been borrowed at March 31, 2001. This facility has no recourse to Centex.

      Under the most restrictive covenants of the various debt agreements, retained earnings of $1.7 billion were free of restrictions at March 31, 2001.

(D) COMPREHENSIVE INCOME

      Comprehensive income is summarized below:

	For the Years Ended March 31,

	2001	2000	1999

Net Earnings	$281,977	$257,132	$231,962

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investments	1,152	(1,152)	—

Foreign Currency Translation Adjustments	(5,001)	(96)	—

Comprehensive Income	$278,128	$255,884	$231,962

      Comprehensive income consists of net income, foreign currency translation adjustments, and mark to market adjustments to securities available for sale held by the Company’s 65.2% owned subsidiary, Centex Construction Products, Inc. (“Construction Products”).

(E) CAPITAL STOCK

Stockholder Rights Plan

      On October 2, 1996, the Board of Directors of the Company (the “Board”) adopted a new stockholder rights plan (“Plan”) to replace the original rights plan which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right (“Right”) for each share of Common Stock of the Company to all stockholders of record at the close of business on October 15, 1996. After giving effect to the Company’s two-for-one stock split effective March 2, 1998, each Right entitles its holder to purchase one two-hundredths of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D, at an exercise price of $67.50. The Rights will become exercisable upon the earlier of ten days after the first public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Stock, or ten business days after a person or group announces an offer, the consummation of which would result in such person or group beneficially owning 15% or more of the Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. The Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20% or more of the Common Stock.

      If the Company is involved in a merger or other business combination at any time after a person or group has acquired beneficial ownership of 15% or more (or, in the case of FMR Corp., 20% or more) of the Common Stock, the Rights will entitle a holder to buy a number of shares of common stock of the acquiring Company having a market value of twice the exercise price of each Right. If any person or group acquires beneficial ownership of 15% or more (or, in the case of FMR Corp., 20% or more) of the Common Stock, or after reaching such 15% threshold, the Company were to sell 50% or more of its assets or earning power, the Rights will entitle a holder (other than such person or any member of such group) to buy a number of additional shares of Common Stock having a market value of twice the exercise price of each Right.

Alternatively, if a person or group has acquired 15% or more (or, in the case of FMR Corp., 20% or more) of the Common Stock, but less than 50% of the Common Stock, the Company may at its option exchange each Right of a holder (other than such person or any member of such group) for one share of Common Stock. In general, the Rights are redeemable at $.01 per Right until 15 days after the Rights become exercisable as described above. Unless earlier redeemed, the Rights will expire on October 12, 2006.

Stock Options

      Stock options granted under the Fourth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan may not be granted at less than fair market value. Although the Centex Corporation Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) provides that stock options may be granted at less than fair market value, the Company has consistently followed the practice of issuing options at or above fair market value. The 1987 Plan will expire subsequent to fiscal year end on May 19, 2001. Stock options granted under the Centex Corporation Stock Option Plan (the “Centex Plan”) were not granted at less than fair market value. The Centex Plan expired in fiscal 1999. Under all three plans, the option periods and the dates that the shares covered by the options may first become exercisable may vary within a maximum period of ten years.

      The Company records proceeds from the exercise of stock options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. The Company accounts for stock options using the intrinsic value method of accounting as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, no expense is recognized related to the Company’s stock options because the stock options are granted at or above fair market value.

      A summary of the activity of the stock option plans is presented below:

	For the Years Ended March 31,

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Options Outstanding, Beginning of Year	7,370,571	$28.23	6,763,748	$22.46	5,260,056	$14.22

Options Granted At Fair Market Value	2,108,300	$24.01	42,500	$27.53	2,254,800	$38.27

Above Fair Market Value	—	—	2,337,590	$36.06	—	—

Options Exercised	(1,159,166)	$15.30	(1,336,568)	$11.40	(709,283)	$11.51

Options Cancelled	(1,447,536)	$35.82	(436,699)	$32.24	(41,825)	$18.44

Options Outstanding, End of Year	6,872,169	$27.52	7,370,571	$28.23	6,763,748	$22.46

Options Exercisable, End of Year	3,418,766		3,546,606		2,760,743

Shares Available for Future Stock Option Grants, End of Year	2,461,813		3,121,938		3,478,257

Weighted-Average Fair Value of Options Granted during the Year	$13.14		$14.80		$18.54

      Using the treasury stock method, which assumes that any proceeds together with the related tax benefits from the exercise of options would be used to purchase Common Stock at current prices, the dilutive effect of the options on outstanding shares as of March 31, 2001 would have been 2.5%. This is significantly less than appears on a gross basis when compared to the 59,929,344 shares of Common Stock outstanding as of March 31, 2001.

      The following table summarizes information about stock options outstanding at March 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number of	Remaining	Weighted-	Number of	Weighted-
	Shares	Contractual	Average	Shares	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price

$12.56 - $19.66	1,920,399	5.40	$16.77	1,484,761	$16.86

$20.44 - $28.53	2,020,880	8.95	$23.74	393,955	$23.97

$30.34 - $36.81	1,450,740	7.98	$35.68	653,320	$35.83

$37.06 - $39.69	1,480,150	7.04	$38.63	886,730	$38.62

	6,872,169	7.34	$27.52	3,418,766	$26.95

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in fiscal 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Years Ended March 31,

	2001	2000	1999

Net Earnings — as Reported	$281,977	$257,132	$231,962

Net Earnings — Pro Forma	$257,504	$231,399	$217,504

Earnings Per Share — as Reported

Basic	$4.77	$4.34	$3.90

Diluted	$4.65	$4.22	$3.75

Earnings Per Share — Pro Forma

Basic	$4.36	$3.90	$3.66

Diluted	$4.24	$3.80	$3.52

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,

	2001	2000	1999

Expected Volatility	43.5%	35.0%	34.3%

Risk-Free Interest Rate	6.3%	5.5%	5.7%

Dividend Yield	0.7%	0.5%	0.4%

Expected Life (Years)	8	8	8

(F) INCOME TAXES

The provision for income taxes includes the following components:

	For the Years Ended March 31,

	2001	2000	1999

Current Provision

Federal	$121,083	$143,101	$32,858

State	25,252	22,228	12,012

	146,335	165,329	44,870

Deferred Provision (Benefit)

Federal	15,313	(3,274)	92,008

State	(7,294)	(2,326)	4,454

	8,019	(5,600)	96,462

Provision for Income Taxes	$154,354	$159,729	$141,332

      The effective tax rate is greater than the federal statutory rate of 35% in fiscal 2000 and 1999 due to the following items:

	For the Years Ended March 31,

	2001	2000	1999

Financial Income Before Taxes	$436,331	$416,861	$373,294

Income Taxes at Statutory Rate	$152,716	$145,902	$130,653

Increases (Decreases) in Tax Resulting from —

State Income Taxes, net	10,909	10,265	9,068

Negative Goodwill Amortization	(17,013)	(6,000)	(6,000)

Other	7,742	9,562	7,611

Provision for Income Taxes	$154,354	$159,729	$141,332

Effective Tax Rate	35%	38%	38%

      The deferred income tax provision (benefit) results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,

	2001	2000	1999

Utilization of Net Operating Loss Carryforwards	$—	$—	$28,224

Tax Basis in Excess of Book Basis	7,240	7,666	71,740

Uniform Capitalization for Tax Reporting	(14,502)	—	3,525

Excess Tax Depreciation and Amortization	21,242	7,626	2,366

Securitization Reporting Differences	(12,196)	(9,567)	—

Financial Accrual Changes and Other	6,235	(11,325)	(9,393)

	$8,019	$(5,600)	$96,462

Components of deferred income taxes are as follows:

	March 31,

	2001	2000

Deferred Tax Assets

Tax Basis in Excess of Book Basis	$11,642	$18,882

Net Operating Loss Carryforwards	2,022	2,245

Uniform Capitalization for Tax Reporting	46,579	32,051

Financial Accruals	86,699	79,435

State Income Taxes	8,769	2,423

Securitization Reporting Differences	20,683	8,487

All Other	9,556	12,017

Total Deferred Tax Assets	185,950	155,540

Deferred Tax Liabilities Excess Tax Depreciation and Amortization	73,049	40,243

Interest and Real Estate Taxes Expensed as Incurred	19,827	18,913

Equity Adjustments	34,753	32,222

Consolidated Return Regulation Deferrals	6,597	6,856

All Other	8,608	7,399

Total Deferred Tax Liabilities	142,834	105,633

Net Deferred Tax Assets	$43,116	$49,907

      At March 31, 2001, Centex had $5.8 million of net operating loss carryforwards available to reduce future federal taxable income which, if unused, expire in fiscal years as follows: 2006, $2.5 million; 2007, $0.5 million; 2008, $0.5 million; 2009, $0.5 million; 2010, $0.8 million; 2011, $0.5 million; 2017, $0.1 million; and 2018, $0.4 million.

      A Centex subsidiary has a deferred tax asset of approximately $131 million primarily related to net operating loss carryforwards. The carryforwards will expire if unused in varying amounts through 2021. A valuation allowance equal to the deferred tax asset has been provided by the subsidiary, valuing the deferred tax asset at zero.

(G) CENTEX DEVELOPMENT COMPANY, L.P.

      In March 1987, certain of Centex’s subsidiaries contributed to the Partnership properties with a historical cost basis (which approximated market value) of approximately $76 million in exchange for 1,000 Class A limited partnership units (“Class A Units”). The Partnership was formed to enable stockholders to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex’s traditional financial objectives.

      The Partnership is managed by its general partner, 3333 Development Corporation (“Development”), which is in turn wholly-owned by 3333 Holding Corporation (“Holding”). Holding is a separate public company whose stock trades in tandem with Centex’s Common Stock. The common stock of Holding was distributed in 1987, together with warrants to purchase approximately 80% of the Partnership’s Class B limited partnership units (“Class B Units”), as a dividend to the stockholders of Centex. These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the Common Stock of

Centex until such time as they are detached. The securities may be detached at any time by Centex’s Board of Directors, but the warrants to purchase Class B Units automatically become detached in November 2007.

      The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are not directors, affiliates, or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and independent Board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation, and sale of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner. The Company accounts for its limited partner investment in the Partnership on the equity method of accounting because the Company does not control the Partnership.

      During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of Class C Units. During fiscal year 1998, the 1,000 outstanding Class A Units owned by Centex were converted to 32,260 new Class A Units. As of March 31, 2001, 181,194 Class C Units have been issued in exchange for assets with a fair market value of $181.2 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash or other distributions representing return of the capital contributions. As of March 31, 2001, Unrecovered Capital totaled $214.0 million, and preference payments in arrears amounted to $21.2 million. No preference payments were made during fiscal 2001 or fiscal 2000.

      Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see the separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets

	March 31,

	2001	2000

Assets

Cash and Cash Equivalents	$60,786	$192,252

Restricted Cash	57,428	5,625

Receivables	2,613,035	907,367

Inventories	2,629,733	2,343,682

Investments in Joint Ventures and Other	72,679	68,539

Property and Equipment, net	732,490	364,182

Other Assets	757,882	548,689

	$6,924,033	$4,430,336

Liabilities and Stockholders’ Equity

Accounts Payable and Accrued Liabilities	$1,352,467	$1,244,500

Short-term Debt	602,185	834,897

Long-term Debt	3,111,607	802,238

Minority Stockholders’ Interest	143,710	129,352

Stockholders’ Equity	1,714,064	1,419,349

	$6,924,033	$4,430,336

Supplementary Condensed Combined Statements of Earnings

	For the Years Ended March 31,

	2001	2000	1999

Revenues	$7,048,573	$6,380,125	$5,225,014

Cost of Sales	6,612,484	5,959,430	4,851,720

Earnings Before Income Taxes	436,089	420,695	373,294

Income Taxes	154,112	163,563	141,332

Net Earnings	281,977	257,132	231,962

Other Comprehensive Loss	(3,849)	(1,248)	—

Comprehensive Income	$278,128	$255,884	$231,962

(H) ACQUISITION OF VISTA PROPERTIES, INC.

      In fiscal 1996, the Company acquired certain equity interests in Vista, which owned a portfolio of properties located in seven states in which the Company has significant operations. The Vista portfolio was reduced to a nominal “book basis” after recording certain deferred tax benefits related to the acquisition. As these properties are developed or sold, the net sales proceeds are reflected as operating margin. Negative goodwill recorded as a result of the business combination was being amortized to earnings over the estimated period during which Vista’s land will be developed and/or sold. During fiscal 2001, the Company disposed of virtually all of the remaining Vista portfolio, and negative goodwill was fully amortized. For the years ended March 31, 2001 and 2000, the Company recorded total negative goodwill amortization of $50.8 million and $16 million, respectively.

(I) ACQUISITION OF CONSTRUCTION PRODUCTS OPERATIONS

      During November 2000, Construction Products purchased selected strategic assets summarized below and assumed certain related liabilities. The purchase price was approximately $442 million. Goodwill of $59 million was recorded in connection with the transaction. Funding came from cash on hand and borrowings under Construction Products’ new $325 million senior credit facility.

      The principal assets acquired were: a gypsum wallboard plant located in Duke, Oklahoma with a production capacity of 1.1 billion square feet of wallboard; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado paper mill; and three recycled paper fiber collection sites. The gypsum wallboard operations are being operated by Construction Products’ American Gypsum Company located in Albuquerque, New Mexico. The paper operations are headquartered in Lawton, Oklahoma and focus primarily on the gypsum wallboard paper business.

(J) BUSINESS SEGMENTS

      The Company operates in five principal business segments: Home Building, Investment Real Estate, Financial Services, Construction Products, and Contracting and Construction Services. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

      Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in Centex Development Company, L.P. (approximately $211 million) is included in the Investment Real Estate segment.

HOME BUILDING

Conventional Homes

      Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes.

	For the Years Ended March 31,

	2001	2000	1999

	(Dollars in millions)
Revenues	$4,356.2	$3,686.8	$2,819.4

Cost of Sales	(3,304.9)	(2,852.3)	(2,194.7)

Selling, General & Administrative Expenses	(625.9)	(511.3)	(382.5)

Operating Earnings	$425.4	$323.2	$242.2

Identifiable Assets	$2,510.5	$2,204.4	$1,686.9

Capital Expenditures	$16.3	$12.6	$15.5

Depreciation and Amortization	$16.6	$14.0	$8.5

Manufactured Homes

      Manufactured Homes operations involve the construction of single-family homes and, to a lesser degree, commercial structures in factories and the sale of these products through a network of company-owned and independent dealers.

	For the Years Ended March 31,

	2001	2000	1999

	(Dollars in millions)
Revenues	$126.4	$183.5	$178.6

Cost of Sales	(113.0)	(143.7)	(138.3)

Selling, General & Administrative Expenses	(26.6)	(28.1)	(24.2)

Goodwill Amortization	(12.9)	(3.4)	(3.3)

Operating (Loss) Earnings	(26.1)	8.3	12.8

Minority Interest	—	(1.0)	(2.5)

Net Operating (Loss) Earnings to Centex	$(26.1)	$7.3	$10.3

Identifiable Assets	$133.8	$144.7	$140.9

Capital Expenditures	$2.6	$3.9	$10.5

Depreciation and Amortization	$15.2	$5.7	$5.1

      Due to continued industry downturn, Manufactured Homes recorded a charge of $19.2 million in fiscal 2001. This charge primarily included $9.5 million for the impairment of goodwill related to its retail operations and $6.5 million related to the idling of its New Mexico and Texas manufacturing facilities.

INVESTMENT REAL ESTATE

      Investment Real Estate operations involve the acquisition, development, and sale of land, primarily for industrial, office, multi-family, retail, and mixed-use projects.

	For the Years Ended March 31,

	2001	2000	1999

	(Dollars in millions)
Revenues	$33.0	$30.9	$33.7

Cost of Sales	(11.0)	(7.6)	(14.9)

Selling, General, Administrative & Other Costs	(21.9)	(9.2)	(5.4)

Negative Goodwill Amortization	50.8	16.0	16.0

Operating Earnings	$50.9	$30.1	$29.4

Identifiable Assets	$270.2	$66.4	$93.0

Capital Expenditures	$—	$—	$.7

Depreciation and Amortization, excluding Negative Goodwill	$.1	$.1	$.1

      Property sales related to Investment Real Estate’s nominally valued assets (See Note H) resulted in operating margins of $13.6 million in fiscal 2001, $19.6 million in fiscal 2000, and $16.4 million in fiscal 1999. As of March 31, 2001, Investment Real Estate had approximately $24 million in nominally valued assets.

FINANCIAL SERVICES

      Financial Services operations consist primarily of home financing, home equity and sub-prime lending, and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and others.

	For the Years Ended March 31,

	2001	2000	1999

	(Dollars in millions)
Revenues (1)	$463.6	$430.6	$436.3

Selling, General & Administrative Expenses	(351.3)	(336.4)	(267.1)

Interest Expense	(92.6)	(61.7)	(76.9)

Operating Earnings	$19.7	$32.5	$92.3

Identifiable Assets	$2,490.1	$771.5	$1,638.8

Capital Expenditures	$26.3	$25.5	$17.7

Depreciation and Amortization	$15.3	$14.1	$12.9

(1)	Financial Services revenues include interest income of $123.8 million, $83.4 million, and $97.0 million in fiscal 2001, 2000, and 1999, respectively. Substantially all of Centex’s interest income in each year is earned by the Financial Services segment.

CONSTRUCTION PRODUCTS

      Construction Products operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates, and readymix concrete.

	For the Years Ended March 31,

	2001	2000	1999

	(Dollars in millions)
Revenues	$441.1	$470.5	$381.9

Interest Income	6.7	3.7	3.0

Cost of Sales & Expenses	(341.8)	(299.3)	(259.4)

Selling, General & Administrative Expenses	(4.7)	(4.7)	(4.4)

Goodwill Amortization	(1.9)	(1.5)	(0.8)

Operating Earnings	99.4	168.7	120.3

Minority Interest	(32.4)	(63.8)	(51.1)

Net Operating Earnings to Centex	$67.0	$104.9	$69.2

Identifiable Assets	$761.1	$410.8	$339.5

Capital Expenditures	$16.3	$28.0	$33.8

Depreciation and Amortization	$24.9	$18.6	$16.2

CONTRACTING AND CONSTRUCTION SERVICES

      Contracting and Construction Services operations involve the construction of buildings for both private and government interests including (among others) office, commercial and industrial buildings, hospitals, hotels, museums, libraries, airport facilities, and educational institutions. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) is reflected in this segment data; however, these amounts are eliminated in consolidation.

	For the Years Ended March 31,

	2001	2000	1999

	(Dollars in millions)
Revenues	$1,290.4	$1,205.8	$1,350.8

Construction Contract Costs	(1,199.9)	(1,130.7)	(1,292.8)

Selling, General & Administrative Expenses	(59.6)	(51.6)	(42.8)

Operating Income, as reported	30.9	23.5	15.2

Intracompany Interest Income*	9.1	8.4	7.2

Total Economic Return	$40.0	$31.9	$22.4

Identifiable Assets*	$248.2	$235.8	$256.7

Capital Expenditures	$6.3	$7.5	$3.0

Depreciation and Amortization	$3.0	$2.9	$2.6

*	The “net assets” position of the Contracting and Construction Services segment provides significant cash flow because payables and accruals consistently exceed identifiable assets. Intracompany interest income is computed on the segment’s cash flow in excess of its equity.

CORPORATE AND OTHER, NET

      Corporate general and administrative expenses represent salaries and other costs not identifiable with a specific segment. Other, net includes new business initiatives and other businesses which are not mature enough to stand alone as separate business segments. Assets are primarily cash and cash equivalents, receivables, property and equipment, and other assets not associated with a business segment.

	For the Years Ended March 31,

	2001	2000	1999

	(Dollars in millions)
Operating Earnings (Loss), Other, net	$4.5	$(4.7)	$(15.6)

Corporate General & Administrative Expenses	$(36.9)	$(33.0)	$(28.1)

Identifiable Assets	$235.0	$154.3	$112.1

Capital Expenditures	$6.0	$4.6	$7.8

Depreciation and Amortization	$16.3	$9.6	$6.9

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary, estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All assets and liabilities that are not considered financial instruments have been valued using historical cost accounting.

      The consolidated carrying values of Cash and Cash Equivalents, Restricted Cash, Mortgage Securitization Residual Interest, Other Receivables, Accounts Payable and Accrued Liabilities, and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,

	2001			2000

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

	(Dollars in thousands)
Financial Assets

Residential Mortgage Loans	$1,996,746	$2,012,786	(1)	$409,697	$421,138	(1)

Financial Liabilities

Non-Financial Services Long-term Debt	$1,464,993	$1,495,525	(2)	$751,160	$732,874	(2)

Financial Services Long-term Debt	$1,575,868	$1,598,950	(2)	$—	$—

(1)	Fair values are based on quoted market prices for similar instruments.

(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(L) COMMITMENTS AND CONTINGENCIES

      The Company has deposited or invested $60.4 million as of March 31, 2001 as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.6 billion in order to ensure the future availability of land for home building. These options expire at various dates through the year 2006.

      In the normal course of its business the Company and/or its subsidiaries are named as defendants in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

      The Company has certain deductible limits under its workers’ compensation and automobile and general liability insurance policies for which reserves are established based on the estimated costs of known and anticipated claims.

Report of Independent Public Accountants

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTEX CORPORATION:

      We have audited the accompanying consolidated balance sheets of Centex Corporation, a Nevada corporation, and subsidiaries as of March 31, 2001 and 2000, and the related statements of consolidated earnings, cash flows, and stockholders’ equity for each of the three years in the period ended March 31, 2001. These financial statements and the supplemental information referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and supplemental information based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centex Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Dallas, Texas,

  May 15, 2001

Quarterly Results (Unaudited)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2001	2000

First Quarter

Revenues	$1,436,622	$1,383,802

Earnings Before Income Taxes	$78,069	$93,110

Net Earnings	$48,205	$58,436

Earnings Per Share

Basic	$.82	$.98

Diluted	$.81	$.95

Average Shares Outstanding

Basic	58,803,345	59,446,165

Diluted	59,854,565	61,609,291

Second Quarter

Revenues	$1,615,784	$1,443,055

Earnings Before Income Taxes	$95,925	$107,331

Net Earnings	$59,094	$65,495

Earnings Per Share

Basic	$1.00	$1.10

Diluted	$.98	$1.07

Average Shares Outstanding

Basic	58,954,694	59,435,195

Diluted	60,303,878	61,281,959

Third Quarter

Revenues	$1,653,498	$1,441,945

Earnings Before Income Taxes	$110,494	$101,729

Net Earnings	$68,467	$63,176

Earnings Per Share

Basic	$1.16	$1.07

Diluted	$1.12	$1.04

Average Shares Outstanding

Basic	59,080,788	59,230,006

Diluted	60,929,675	60,723,572

Fourth Quarter

Revenues	$2,004,831	$1,739,334

Earnings Before Income Taxes	$151,843	$114,691

Net Earnings	$106,211	$70,025

Earnings Per Share

Basic	$1.78	$1.18

Diluted	$1.73	$1.17

Average Shares Outstanding

Basic	59,549,480	59,120,730

Diluted	61,562,118	60,100,560

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except for the information relating to the executive officers of the Company, which follows Item 4 of Part I of Part A of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12, and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the July 19, 2001 Annual Meeting of Stockholders:

Item	Caption in the 2001 Proxy Statement
10	Election of Directors

10	Section 16(a) Beneficial Ownership Reporting Compliance

11	Executive Compensation

12	Security Ownership of Management and Certain Beneficial Owners

13	Certain Transactions

ITEM 11. EXECUTIVE COMPENSATION

      See Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 10 above for information respecting indebtedness to Centex of certain officers and directors.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

(1)	Financial Statements

The consolidated balance sheets of Centex and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2001, together with the accompanying notes to consolidated financial statements and the Report of Independent Public Accountants on pages 47-74 of this Report.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a)(1) of this Item 14.

(3)	Exhibits

The information on exhibits required by this Item 14 is set forth in the Centex index to Exhibits appearing on pages 131-133 of this Report.

   (b) Reports on Form 8-K:

Current Report on Form 8-K of Centex Corporation dated January 23, 2001 announcing the Company’s financial results for the quarter and nine months ended December 31, 2000.

Current Report on Form 8-K of Centex Corporation dated February 1, 2001 filing certain documents relating to the public offering of $250 million aggregate principal amount of Centex’s 7.88% Senior Notes due 2011.

Current Report on Form 8-K of Centex Corporation dated March 22, 2001 filing certain documents relating to the public offering of $500 million aggregate principal amount of Centex’s Senior Medium-Term Notes, Series E, and/or Subordinated Medium-Term Notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centex Corporation

Registrant

June 15 ,2001	By:	/s/ Laurence E. Hirsch

Laurence E. Hirsch, Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 15, 2001		/s/ Laurence E. Hirsch

Laurence E. Hirsch, Chairman of the Board and Chief Executive Officer (principal executive officer)

June 15, 2001		/s/ Leldon E. Echols

Leldon E. Echols, Executive Vice President and Chief Financial Officer (principal financial officer)

June 15, 2001		/s/ Mark A. Blinn

Mark A. Blinn, Vice President — Controller and Financial Strategy (principal accounting officer)

	Directors:	Barbara T. Alexander, Juan L. Elek, Laurence E. Hirsch, Clint W. Murchison, III, Charles H. Pistor, Jr., David W. Quinn, Paul R. Seegers and Paul T. Stoffel

June 15, 2001	By:	/s/ Laurence E. Hirsch

Laurence E. Hirsch, Individually and as Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

PART B.

3333 HOLDING CORPORATION AND SUBSIDIARY
AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

PREFATORY STATEMENT

      Part B of this Report (pages 79-130) includes information relating to 3333 Holding Corporation (“Holding”), File No. 1-9624, and subsidiary, and Centex Development Company, L.P. (the “Partnership”), File No. 1-9625, and subsidiaries (collectively the “Companies”). See the Joint Explanatory Statement on page 2 of this Report. References to Holding in this Report shall include references to its subsidiary, 3333 Development Corporation (“Development”), a Nevada corporation and the sole general partner of the Partnership, unless the context otherwise requires. Because the Partnership is a separate reporting entity under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the information required by Form 10-K is separately included even though the Partnership may be deemed a “subsidiary” of Holding under the rules and regulations of the Securities and Exchange Commission (the “Commission” or the “SEC”) promulgated pursuant to the Exchange Act. Accordingly, information provided with respect to the Partnership should be deemed provided with respect to Holding to the extent appropriate. Information relating to both Holding and the Partnership is included herein as a single disclosure where applicable or appropriate. All other information is set forth separately. Please refer to Part A of this Report for information relating separately to Centex Corporation (“Centex”) and its subsidiaries.

PART I

ITEM 1. BUSINESS

General Development of Business

Holding

      Holding is a Nevada corporation incorporated on May 5, 1987. Holding owns all of the outstanding common stock of Development and, as a result, has the ability to control Development. Development is the sole general partner of the Partnership. Information concerning the acquisition of the capital stock of Development by Holding is included in Note (A) of the Notes to Combining Financial Statements of Holding and the Partnership (the “Holding/Partnership Combining Financial Statements”) included on pages 105-106 of this Report. The executive offices of Holding and Development are located at 2728 N. Harwood, Dallas, Texas 75201; telephone (214) 981-6770.

      Holding is not engaged in any business other than its ownership and control of Development. The Second Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P. (the “Partnership Agreement”), which governs the operations of the Partnership, provides that neither Holding nor Development shall be permitted, prior to payout, as that term is defined in the Partnership Agreement (“Payout”), to own business interests or to engage in business activities other than those relating to the Partnership. The Partnership Agreement would have to be amended to permit Holding to engage in any other business activities.

The Partnership

      The Partnership is a Delaware limited partnership formed by Centex in March 1987 to broaden its business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core home building operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

      The Partnership was formed to manage, develop, and sell (1) certain real estate, principally nonresidential, undeveloped land acquired by the Partnership from certain wholly-owned subsidiaries of Centex, and (2) other properties acquired by the Partnership, either directly or indirectly, in the ordinary course of business. In connection with the initial issuance of Partnership units, certain of Centex’s subsidiaries contributed properties with a market value of approximately $76 million in exchange for 1,000 Class A limited partnership units (“Class A Units”). During fiscal 1998, the 1,000 outstanding Class A Units owned by Centex were converted to 32,260 new Class A units. All of the Class A Units are currently owned by Centex through its Investment Real Estate business segment.

      During fiscal 1998, the Partnership Agreement was amended to allow for Class C limited partnership units (“Class C Units”) to be issued from time to time in exchange for assets acquired from a limited partner or from an individual or entity who is to be admitted as a limited partner. As of March 31, 2001, 181,194 Class C Units were issued in exchange for assets with a fair market value of $181.2 million. The Partnership Agreement provides that Centex, as the owner of the Class A Units and Class C Units, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions, adjusted for cash or other distributions representing a return of capital contributions (“Unrecovered Capital”). See Note (L) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 114-115 of this Report.

Description of the Securities

      Pursuant to the terms of a nominee agreement (the “Nominee Agreement”) among Centex, Holding, the Partnership, and a nominee (the “Nominee”), restrictions are imposed on the transfer of the common stock, par value $.01 per share (the “Holding Common Stock”), of Holding and the warrants to purchase Class B Units of limited partnership interest in the Partnership (the “Stockholder Warrants”) separate from the common stock, par value $.25 per share (the “Centex Common Stock”), of Centex. Subject to certain restrictions, Centex may, in its sole discretion, terminate the Nominee Agreement as to all or any portion of the Stockholder Warrants and the Holding Common Stock (collectively, the “Deposited Securities”), and unless sooner terminated, the Nominee Agreement will terminate as to the Stockholder Warrants on November 30, 2007 (the “Scheduled Detachment Date”). Centex is not obligated to terminate the Nominee Agreement as to the Holding Common Stock. The termination of the Nominee Agreement as to any of the Deposited Securities will cause a detachment (“Detachment”) of such securities from the Centex Common Stock. Upon a termination of the Nominee Agreement, certificates evidencing the interest of each holder of Centex Common Stock (a “Centex Stockholder”) in such stockholder’s pro rata portion of the Deposited Securities in respect of which the Nominee Agreement was terminated will be delivered to the Centex Stockholders of record as of the record date set for the Detachment. From and after such record date, certificates evidencing Centex Common Stock will no longer represent the beneficial interest in the Deposited Security so detached.

Narrative Description of Business

      The Partnership is actively involved in all phases of acquisition, development, and sale of industrial, office, multi-family, retail, mixed-use, and residential properties. During fiscal 2001, the Partnership operated in five segments: International Home Building, Domestic Home Building, Commercial Development, Multi-Family Development, and Land Sales and Other.

INTERNATIONAL HOME BUILDING

      The Partnership entered the International Home Building business through the acquisition by Centex Development Company UK Limited, a wholly-owned subsidiary of the Partnership (“CDCUK”), of all of the voting shares of Fairclough Homes Group Limited, a British home builder (“Fairclough”), on April 15, 1999. The purchase price at closing (approximately $219 million) was paid by the delivery of two-year non-interest-bearing promissory notes. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that entitled the seller to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001.

      As of March 31, 2001, the non-interest-bearing promissory notes were repaid in full (less the holdback described below) from a combination of bank borrowings, equity contributions to CDCUK from the Partnership, and a loan to CDCUK from the Partnership. CDCUK has retained a $6.9 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement.

      Fairclough operates in four geographical regions in the United Kingdom and develops a range of products, from small single-family units to executive houses and apartments. Fairclough currently has 79 developments located throughout England and delivered 1,243 units in fiscal 2001, with prices ranging from $50,000 to $700,000. The average selling price was $204,000.

      Summarized by geographic area are International Home Building’s home closings, sales orders (backlog) and sales orders for the two fiscal years ended March 31.

	For the Years Ended March 31,

	2001	2000

Closings (in units):

Southern Homes Counties	122	161

Northern Homes Counties	272	353

North West/Yorkshire	550	728

Midlands	299	465

	1,243	1,707

Average Sales Price (In 000’s)	$204	$180

	For the Years Ended March 31,

	2001	2000

Sales (Orders) Backlog, at the end of the period (in units):

Southern Homes Counties	30	—

Northern Homes Counties	70	137

North West/Yorkshire	173	122

Midlands	63	108

	336	367

Sales (Orders) (in units):

Southern Homes Counties	85	—

Northern Homes Counties	273	517

North West/Yorkshire	600	628

Midlands	254	482

	1,212	1,627

DOMESTIC HOME BUILDING

      The Partnership acquired its Domestic Home Building operations from Centex Homes during fiscal 1999 through the issuance of Class C Units. Centex Homes also licensed to the Partnership the right to use the “Centex Homes” trademark and trade name in New Jersey. The Domestic Home Building operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes. Domestic Home Building has been actively building out the Partnership’s land inventory in East Windsor, New Jersey, as well as pursuing “spot lot” development outside of East Windsor. Domestic Home Building built and delivered 119 conventional homes during fiscal 2001. In March 2001, the Partnership sold its Domestic Home Building segment to Centex Homes for total consideration of $21.1 million, representing book value which also approximated market value. The financial results from the sale of this segment are included in Land Sales and Other.

COMMERCIAL DEVELOPMENT

      Commercial Development, on its own and in joint ventures with third parties, actively develops office, industrial, and retail facilities. Many of the areas targeted for development included land owned by the Partnership and Centex affiliates, but Commercial Development has also purchased strategically-positioned land for future development. Commercial Development primarily develops commercial properties to hold for investment. Commercial Development’s operations during fiscal 2001 included: (1) completion of eight buildings totaling 856,000 square feet of office and industrial space located in Florida, California, Texas and North Carolina; (2) initiation of construction on six new projects totaling 929,000 square feet of office and industrial space in Michigan, California, and North Carolina; (3) acquisition of a 134,500 square foot existing industrial building in Charlotte, North Carolina; (4) the sale of five industrial buildings totaling 485,000 square feet in Ventura County, California; and (5) the sale of five acres of land in Lewisville, Texas. Occupancy for completed properties at March 31, 2001 was at 95%. Completed commercial properties in which the Partnership has an interest, by geographic location, are as follows:

		Size
State	Product Type	(Sq. Ft.)	Percent by State

California	Industrial/Flex	133,000	9%

Florida	Industrial/Flex Office	134,000 219,000	23%

Massachusetts	Industrial/Flex	68,000	4%

North Carolina	Industrial/Flex	711,000	46%

Texas	Office/Medical	276,000	18%

		1,541,000	100%

MULTI-FAMILY DEVELOPMENT

      The Multi-Family Development segment primarily targets affordable to mid-market priced multi-family projects. These projects are actively marketed for sale during the development period. During fiscal 2001, Multi-Family Development completed construction on a 382-unit apartment community in St. Petersburg, Florida and began construction on a 398-unit apartment community in Haltom City, Texas, as the developer for an unaffiliated owner. Multi-Family Development also completed the sale of a 172-unit apartment community located in College Station, Texas, that it owned in a joint venture with an unaffiliated developer. Subsequent to March 31, 2001, Multi-Family Development closed on the sale of a 400-unit apartment complex located in Grand Prairie, Texas.

LAND SALES AND OTHER

      The Land Sales and Other segment is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another business segment. During fiscal 2001, the Land Sales and Other segment purchased approximately six acres in Henderson, Nevada from an unaffiliated third party. During fiscal 2001, revenues from the sales of real estate included the sale of the Domestic Home Building segment to Centex Homes.

      For additional information concerning material properties owned by the Partnership at March 31, 2001, see “Item 2. Properties.”

Competition and Other Factors

      Within the geographical areas in which the Partnership has real estate holdings, the Partnership is subject to substantial competition from other owners of similarly-situated or developed properties who wish to sell or develop their properties, many of whom may hold more parcels or be in the process of developing more projects than the Partnership, or may have greater financial resources and longer operating histories than the Partnership. The Partnership may also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates and institutional investors and developers, seeking similar investments.

      The Partnership’s domestic properties are generally located in geographical areas in which there is moderate to good demand for land suitable for development, including California, Florida, Michigan, Nevada, North Carolina, and Texas. Management believes the Partnership’s properties are well positioned to compete with similar properties within each of these geographic areas.

      Fairclough’s operations account for approximately 1% of the new homes market in the United Kingdom. The main competitive factors affecting Fairclough’s operations include location, price, mortgage interest rates, construction costs, design and quality of homes, marketing expertise, and the availability of land.

      During fiscal 2001, the United Kingdom housing market continued to be strong due to declining mortgage rates. House price inflation in England and Wales was marginally under 6% for calendar 2000. The strength of the new home selling prices has caused land values to escalate significantly. In order to be able to compete successfully for the acquisition of strategic land parcels, Fairclough has put in place procedures to ensure that the company’s strategic land portfolio is increased. At March 31, 2001, Fairclough’s land inventory for housing starts was sufficient to accommodate 30 to 36 months of building volume at today’s sales rates.

      Ownership and development of each of the Partnership’s properties is subject to licensing and regulation by zoning, land use, environmental, health, sanitation, and other agencies in the state and/or municipality in which the property is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development or sale of any of such properties. In addition, certain of the properties may be subject to zoning or other regulatory limitations that may not permit development of such properties for their highest and best use. The ability of the Partnership to obtain favorable zoning changes may affect the ultimate value of such properties to the Partnership or to a third-party purchaser.

      Centex and its affiliates continue to conduct many facets of real estate development and, for this reason, may be in competition with the Partnership in certain activities and projects. Because the relationship between Centex and its affiliates, on the one hand, and Holding, Development, and the Partnership, on the other hand, involve decisions by Centex and its affiliates, directly or indirectly, on behalf of Holding, Development, and the Partnership, the transactions and activities of Holding, Development, and/or the Partnership may lack the benefit of arm’s length bargaining and may involve conflicts of interest. Holding, Development, and the Partnership believe, however, that adequate safeguards, including Boards of Directors of Holding and Development consisting of a majority of independent outside directors, sufficiently prevent any such conflicts from adversely affecting the business of Holding, Development, or the Partnership. To the extent that any conflict of interest or the lack of arm’s length bargaining may benefit Centex or its affiliates, on the one hand, or the Partnership or Holding, on the other hand, the combined value of the three tandem traded securities (Centex Common Stock, Holding Common Stock and Stockholder Warrants) beneficially owned by a Centex Stockholder should not be affected one way or another.

      The Partnership is not a real estate investment trust. Therefore, the Partnership’s activities are not subject to the restrictions imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

Management and Employees

      As of March 31, 2001, the Partnership had 524 employees, 489 of which are employees of CDCUK and Fairclough. Neither Holding nor Development have any employees. As a result, all executive management functions for Holding and Development are performed by the directors and by the executive officers, of the Partnership. See the information relating to the executive officers of Holding and Development that follows Item 4 of Part B of this Report and is included in Item 10 of Part B of this Report. Certain administrative and clerical services required by Holding and by the Partnership that are not provided by employees of the Partnership are provided pursuant to management and services agreements between the Partnership and Holding and between Holding and Centex Service Company (“Centex Service”), an affiliate of Centex. See “Item 10. Directors and Executive Officers of the Registrants — Management Agreement” and Note (M) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 115-117 of this Report.

ITEM 2. PROPERTIES

Holding

      Due to the nature of its business, Holding does not own or hold for investment any real or personal properties other than cash, receivables and other similar assets, and the securities relating to its subsidiary, Development.

The Partnership

      The Partnership properties, which are located in California, Florida, Texas, North Carolina, Massachusetts, Michigan, Nevada, and the United Kingdom, consist of: (1) land zoned for commercial, multi-family, and residential use, which is held for sale and near-term development, (2) commercial buildings under development or held for investment, (3) multi-family projects under development, and (4) office space, both owned and leased, from which the Partnership conducts its operations. Set forth below is a brief description of these properties.

INTERNATIONAL HOME BUILDING

United Kingdom

      Fairclough operates from five divisional offices. Fairclough owns buildings in Ware, Hertfordshire; Thames Ditton, Surrey; and Tamworth, Staffordshire. The remaining two facilities are leased and are located in Sale, Cheshire and Wakefield, Yorkshire. Fairclough leases its corporate office at Meirion House, Woking, England. As of March 31, 2001, Fairclough’s land bank included 4,323 plots in 79 developments located throughout England.

DOMESTIC HOME BUILDING

None

COMMERCIAL DEVELOPMENT

California

      Camarillo Ranch — this property is located in Ventura County, California (directly off of the Ventura Freeway) and is zoned for light industrial use. During fiscal 2000, the Partnership completed construction on a 132,500 square foot facility which it still owns subject to permanent financing. The Partnership sold a 70,000 square foot building during fiscal 2001 and is currently constructing an 86,000 square foot building

(with construction loan financing) that is under contract to sell during fiscal 2002. The Partnership continues to own 32 acres of undeveloped land encumbered by a mortgage in favor of a third-party lender.

      Northfield — the Partnership owns 7.5 acres of undeveloped land located in Ventura County, California, approximately 60 miles west of downtown Los Angeles. Northfield is zoned for light industrial uses and is situated in an industrial business park. The Partnership and a third party entered into a joint venture which developed three industrial buildings consisting of approximately 180,000 total square feet during fiscal 2000. These three buildings were sold during fiscal 2001. The joint venture continues to own approximately 5.2 acres of land. The Partnership sold a building consisting of approximately 235,000 square feet in fiscal 2001 as well.

Florida

      Park West at Gateway Centre — this is a 24-acre industrial tract situated in the Gateway Centre business park in Pinellas Park, Florida. During fiscal 2000 and 2001, the Partnership completed construction on three buildings with a combined 134,000 square feet of office/industrial space. The Partnership continues to own approximately six acres of undeveloped land adjacent to the three existing buildings. All of the property at Park West is subject to a construction loan mortgage.

      Southpointe — this property, located in Plantation, Florida, is zoned for office use. During fiscal 2000, the Partnership completed construction of a 140,000 square foot office building which is fully leased to the General Services Administration for use by the Internal Revenue Service. This building is encumbered by a mortgage in favor of a permanent lender. During fiscal 2001, the Partnership and a Centex affiliate created a joint venture which completed construction of a 79,000 square foot office building. This building is subject to a construction loan mortgage. At March 31, 2001, 61% of the rentable square footage of this building was leased and occupied by a Centex affiliate.

Massachusetts

      Summit I — in a joint venture arrangement with a North Carolina-based developer, the Partnership owns a 68,000 square foot industrial building in Gardner, Massachusetts, subject to permanent financing. The building is 100% leased to a single tenant.

Michigan

      State Street — in a joint venture arrangement with a Michigan-based developer, the Partnership commenced construction of a 54,000 square foot office building in the State Street Business Park located in Pittsfield Township, Michigan. The Partnership controls approximately 15 acres of additional land in the project subject to seller financing.

North Carolina

      South Point — in a joint venture arrangement with a local developer, the Partnership owns a 122,000 square foot industrial building in South Point Business Park, an industrial park located in Charlotte, North Carolina. This building is encumbered by a mortgage in favor of a construction lender. The building is 100% leased to a single tenant.

      Westlake — the Partnership is involved in a number of single-tenant industrial projects in the Westlake Business Park located in Charlotte, North Carolina. The Partnership owns a 37,000 square foot building that is encumbered by a mortgage in favor of a permanent lender. The Partnership also has entered into several joint venture arrangements with a local developer through which it owns four buildings containing over 674,000 square feet of office/industrial space. Each of these buildings is encumbered by permanent loan or construction loan financing. The Partnership began construction on two additional buildings in the fourth quarter of fiscal 2001. One project is a 474,000 square foot industrial building that is pre-leased to an existing business park tenant. The other project is a 123,000 square foot industrial building that is being built on a speculative basis. Construction loans are pending on these projects as of March 31, 2001.

Texas

      Bookhout — the Partnership is a 50% owner in a joint venture which owns 0.5 acres of land located north of downtown Dallas.

      Citymark — the Partnership owns a 218,000 square foot multi-tenant office building located north of downtown Dallas. As of March 31, 2001, approximately 74% of Citymark was leased and occupied by subsidiaries and affiliates of Centex. The building is encumbered by a mortgage in favor of a permanent lender.

      Colony South Planning Unit — located in suburban Dallas in the cities of The Colony (originally consisting of 590.65 acres) and Lewisville (originally consisting of 134.05 acres). As of March 31, 2001, all acreage, other than approximately 131 acres in The Colony and approximately 116 acres in Lewisville, has been sold. The acreage in The Colony is zoned for office, general retail, and business park. The Lewisville acreage is zoned for light industrial use.

      Medical Office Buildings — the Partnership and unaffiliated entities formed several joint ventures that own four medical office buildings (ranging in size from 9,000 to 20,000 square feet) in Denton, Lewisville, Palestine, and Rowlett. The Partnership has a 50% interest in the facilities in Denton and Rowlett and a 33.33% interest in the facilities in Lewisville and Palestine. Each of these projects is encumbered by permanent loan or construction loan financing.

      Vista Ridge — the Partnership owns 16.6 acres of land in Vista Ridge, a mixed-use development located in the cities of Lewisville and Coppell. The Partnership sold five acres of land to a retail user in fiscal 2001.

MULTI-FAMILY DEVELOPMENT

Florida

      Brighton Bay — this property is located in St. Petersburg, Pinellas County, Florida. The Partnership completed construction of a 382-unit apartment complex during fiscal 2001 and owns 16.6 acres of land on which it may develop a second phase of apartments. The apartment complex is encumbered by construction and mezzanine financing.

Texas

      Sheffield — this property is a 400-unit apartment complex located in Grand Prairie that is encumbered by a mortgage in favor of a construction lender. The Partnership sold the project subsequent to March 31, 2001.

      Vista Ridge — the Partnership owns 32 acres of land zoned for multi-family development in Vista Ridge, a mixed-use development located in the cities of Lewisville and Coppell.

LAND SALES AND OTHER

Nevada

      Lake Las Vegas — during fiscal 2001, a wholly-owned subsidiary of the Partnership purchased approximately six acres of land in Henderson, Nevada. The seller of the property financed the purchase. Centex Homes has agreements to purchase lots in the project from the subsidiary.

Texas

      Allen Property (Brookside Addition) — this property is located in Allen, a suburb of Dallas. The property is zoned for single-family residential and commercial uses. The property originally consisted of 108 acres. As of March 31, 2001, all of the property except for 17 acres of residential land (which is under contract to sell to Centex Homes) and 12 acres of retail land has been sold.

ITEM 3. LEGAL PROCEEDINGS

      Holding is not a party to, and its assets are not the subject of, any material pending legal proceedings. In the normal course of its business, the Partnership and/or its subsidiaries are named as defendants in litigation matters. Management of Development believes that such litigation, if determined unfavorably to the Partnership, would not have a material adverse effect on the financial condition or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

      Set forth below is an alphabetical listing of the present executive officers of Holding and/or Development. The Partnership has no executive officers.

Name	Age	Position

Richard C. Decker	48	President, Centex Commercial Development (a division of Development)(1)

Todd D. Newman	44	Senior Vice President, Chief Financial Officer, and Treasurer(2)

Stephen M. Weinberg	53	President and Chief Executive Officer(3)

(1)	Mr. Decker is an employee of the Partnership and, since April 1, 2001, has served as the President of the Centex Commercial Development division of Development. Mr. Decker is also concurrently employed by Centex Service under a dual employment arrangement. Mr. Decker was President and Chief Executive Officer of Holding and Development, from April 1, 1998 until his resignation on March 31, 2000. Mr. Decker also served as Director of both Holding and Development from June 10, 1998 to March 31, 2000. Mr. Decker has also been a director and officer of various Centex subsidiaries engaged in real estate development since July 1996. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company. Prior thereto, Mr. Decker was a partner with Dallas-based Trammell Crow Company, a commercial real estate development firm, for 15 years and served as Principal from 1990 until 1995.

(2)	Mr. Newman is an employee of the Partnership and serves as Senior Vice President, Chief Financial Officer, and Treasurer of Holding and Development. Mr. Newman is also concurrently employed by Centex Service under a dual employment arrangement. Mr. Newman joined the Partnership in July 2000. From 1999 until joining the Partnership, Mr. Newman was Chief Financial Officer for Internet Sportstations, Inc. From 1996 to 1999, Mr. Newman was a financial consultant. Mr. Newman was President of Consolidated Capital Equities Corporation from 1991 through 1996.

(3)	Mr. Weinberg is an employee of the Partnership and has been President and a director of both Holding and Development since April 1, 2000. He has also served as Chief Executive Officer of Holding and Development since April 1, 2001. Mr. Weinberg is also concurrently employed by Centex Service under a dual employment arrangement. Mr. Weinberg joined Centex in 1978 and held the positions of Centex Homes Division President from 1984 to 1988 and Centex Homes Executive Vice President from 1988 until 1995. In 1995, Mr. Weinberg was appointed Chairman and Chief Executive Officer for Centex HomeTeam Services, a Centex subsidiary, where he served until his appointment as President of both Holding and Development.

      All executive officers of Holding and Development are elected annually by their respective Boards of Directors to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. The directors and executive officers perform all executive management functions. All other services necessary to conduct Holding’s business are performed by employees of the Partnership or by Centex Service under a services agreement. See “Item 10. Directors and Executive Officers of the Registrants,” and Note (M) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 115-117 of this Report. There are no family relationships among or between such executive officers or the directors.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Except as additionally provided below, the information called for by this Item 5 with respect to Holding and the Partnership is incorporated herein by reference to (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption “Stock Prices and Dividends” on page 27 of this Report and (3) the information included in Note (L) of the Notes to the Holding/Partnership Combining Financial Statements on pages 114-115 of this Report.

Holding

      Prior to the distribution of the Holding Common Stock to Centex Stockholders on November 30, 1987 (the “Distribution”), Centex owned all of the issued and outstanding shares of Holding Common Stock, and, accordingly, there was no public market for such shares. Following the Distribution, shares of Holding Common Stock have been tradeable only in tandem with, and as a part of, shares of Centex Common Stock and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem traded securities, there is no separate market for shares of Holding Common Stock. Because of the tandem trading arrangement, it is not possible to identify precisely the portion of the market price of the tandem traded securities allocable to shares of Holding Common Stock.

      No dividends have been paid on shares of Holding Common Stock since the incorporation of Holding. Future cash dividends on Holding Common Stock will depend on the earnings, financial condition, capital requirements, and other factors affecting Holding and Development.

The Partnership

      The Stockholder Warrants were issued to Centex immediately prior to the Distribution, and, accordingly, there was no public market for the Stockholder Warrants prior to the Distribution. Following the Distribution, the Stockholder Warrants have been tradeable only in tandem with, and as part of, shares of Centex Common Stock and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem traded securities, there is no separate market for the Stockholder Warrants. Because of the tandem trading arrangement, it is not possible to identify precisely the portion of the market price of the tandem traded securities allocable to the Stockholder Warrants. No dividends or distributions have been made on the Stockholder Warrants since their issuance.

      Centex Homes is the current holder of all of the Class A Units and Class C Units, and, accordingly, at this time there is no public market for such securities. At March 31, 2001, there were 32,260 Class A Units and 181,194 Class C Units outstanding. See “Item 1. Business — General Development of Business.” Preference payments have not been made since fiscal 1998. As of March 31, 2001, Unrecovered Capital totaled $214.0 million, and preference payments in arrears amounted to $21.2 million.

Restrictions on Transfer

      The restrictions on the transfer of the Stockholder Warrants and the Holding Common Stock separate from Centex Common Stock are imposed by the terms of the Nominee Agreement. Centex Common Stock certificates issued after the date of the Nominee Agreement bear a legend referring to the restrictions on transfer imposed thereby.

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights (Unaudited)
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2001	2000	1999	1998	1997

Revenues

3333 Holding Corporation and Subsidiary	$1,001	$607	$1,103	$1,505	$1,664

Centex Development Company, L.P. and Subsidiaries	$339,316	$378,199	$28,228	$19,618	$9,026

Combined Revenues	$339,317	$378,199	$28,618	$20,121	$9,529

Net Earnings (Loss)

3333 Holding Corporation and Subsidiary	$(746)	$(1,127)	$(1,385)	$(125)	$206

Centex Development Company, L.P. and Subsidiaries	$5,362	$1,583	$1,815	$4,524	$719

Combined Net Earnings	$4,616	$456	$430	$4,399	$925

Total Assets

3333 Holding Corporation and Subsidiary	$3,253	$3,023	$2,522	$10,423	$8,648

Centex Development Company, L.P. and Subsidiaries	$488,281	$515,188	$113,233	$59,260	$42,978

Combined Assets	$484,650	$511,618	$112,176	$60,497	$50,127

Total Debt

3333 Holding Corporation and Subsidiary	$—	$—	$582	$1,480	$7,000

Centex Development Company, L.P. and Subsidiaries	$187,301	$323,740	$41,896	$13,821	$7,055

Combined Debt	$187,301	$323,740	$42,478	$15,301	$14,055

Operating Earnings (Loss) Per Share/Unit

3333 Holding Corporation and Subsidiary	$(746)	$(1,127)	$(1,385)	$(125)	$206

Centex Development Company, L.P. and Subsidiaries	$76.34	$25.08	$33.38	$140.14	$22.29

Average Shares/Units Outstanding

3333 Holding Corporation and Subsidiary (shares)	1,000	1,000	1,000	1,000	1,000

Centex Development Company, L.P. and Subsidiaries (units)	70,235	63,116	54,377	32,281	32,260

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

      On a combined basis, the Companies’ revenues for the fiscal year ended March 31, 2001 totaled $339.3 million compared to revenues of $378.2 million for the prior fiscal year. The Companies had combined net earnings for the fiscal year ended March 31, 2001 of $4.6 million compared to combined net earnings of $456,000 in fiscal 2000.

INTERNATIONAL HOME BUILDING

      The following summarizes International Home Building’s results for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$252,487	$329,582

Cost of Sales	(222,634)	(283,456)

General & Administrative Expenses	(22,085)	(24,188)

Interest Expense, Paid to Seller	(7,802)	(18,229)

Operating (Loss) Earnings	$(34)	$3,709

Units Closed	1,243	1,707

      In connection with its sale of this segment to the Partnership, the seller received $219 million in non-interest-bearing promissory notes due April 1, 2001 and retained preferred non-voting shares in Fairclough. During fiscal 2001, Fairclough generated after tax earnings totaling $7.8 million, which are subject to distribution to the seller under the preferred share arrangement. The Companies have accounted for the non-interest-bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, distributions attributable to the preferred shares are recorded as interest expense in the accompanying financial statements. After taxes, International Home Building generated earnings of $208,000 for fiscal 2001.

      International Home Building’s revenues for the fiscal year ended March 31, 2001 decreased by $77.1 million from revenues for the same period last year. The decrease is attributable to declining unit completions resulting principally from the repositioning of Fairclough’s land position and the buildout of communities which were developed under previous ownership, offset slightly by higher sales prices.

      Home sales totaled 1,243 units during the fiscal year ended March 31, 2001, compared to 1,707 units during the same period last year, representing a 27% decrease. The backlog of homes sold but not closed at March 31, 2001 was 336 units, 8% less than the 367 units at the same point last year.

DOMESTIC HOME BUILDING

      The following summarizes Domestic Home Building’s results for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$30,304	$13,377

Cost of Sales	(24,002)	(11,672)

General & Administrative Expenses	(3,461)	(1,495)

Operating Earnings	$2,841	$210

Gross Margin per Unit	$53	$39

Units Closed	119	44

      Fiscal 2001 revenues included revenues from the sale of single-family homes in New Jersey. The increase in the number of single-family homes sold during fiscal 2001 resulted from the Partnership’s ability to market and sell homes in the new single-family community for which zoning approval was obtained in fiscal 2000.

      On March 31, 2001, the Partnership sold its Domestic Home Building segment to Centex Homes for total consideration of $21.1 million. The financial results from the sale of this segment are included in Land Sales and Other. Domestic Home Building accounted for 8.9% and 3.5% of revenues and 65.0% and 4.9% of operating earnings in the years ended March 31, 2001 and 2000, respectively.

COMMERCIAL DEVELOPMENT

      The following summarizes Commercial Development’s results for the two-year period ended March 31, 2001 (dollars and square feet in thousands):

	For the Years Ended March 31,

	2001	2000

Sales Revenues	$22,144	$4,465

Rental and Other Income	10,944	5,862

Cost of Sales	(18,398)	(3,438)

Selling, General & Administrative Expenses	(5,936)	(1,758)

Interest Expense	(4,525)	(2,440)

Operating Earnings before Depreciation	4,229	2,691

Depreciation	(2,076)	(1,246)

Operating Earnings	$2,153	$1,445

Operating Square Feet at March 31	1,541	976

      Commercial Development’s operations during fiscal 2001 included: (1) completion of eight buildings totaling 856,000 square feet of office and industrial space located in Florida, California, Texas, and North Carolina; (2) initiation of construction on six new projects totaling 929,000 square feet of office and industrial space in Michigan, California, and North Carolina; (3) acquisition of a 134,500 square foot existing industrial building in Charlotte, North Carolina; (4) the sale of five industrial buildings totaling 485,000 square feet in Ventura County, California; and (5) the sale of five acres of land in Lewisville, Texas.

      Sales revenues for the prior year included six acres in Camarillo, California and forty developed lots in Plano, Texas.

MULTI-FAMILY DEVELOPMENT

      The following summarizes Multi-Family Development’s results for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$1,664	$17,154

Cost of Sales	—	(17,057)

General & Administrative Expenses	(2,399)	(1,977)

Operating Loss	$(735)	$(1,880)

      Revenues for the fiscal year ended March 31, 2001 resulted from the sale of a 172-unit apartment community in College Station, Texas, that it owned in a joint venture with an unaffiliated developer, and the receipt of an earn-out payment related to the fiscal 2000 sale of a 304-unit apartment community in The Colony, Texas. Revenues for the prior year period resulted from the sale of the property in The Colony, Texas.

      During fiscal 2001, Multi-Family Development completed construction on a 382-unit apartment community in St. Petersburg, Florida and began construction on a 398-unit apartment community in Haltom City, Texas, as the developer for an unaffiliated owner. Subsequent to March 31, 2001, Multi-Family Development closed on the sale of a 400-unit apartment complex located in Grand Prairie, Texas.

LAND SALES AND OTHER

      The following summarizes Land Sales and Other’s operating results for the two-year period ended March 31, 2001 (dollars in thousands):

	For the Years Ended March 31,

	2001	2000

Revenues	$21,774	$7,759

Cost of Sales	(20,578)	(6,384)

General & Administrative Expenses	(1,047)	(569)

Operating Earnings	$149	$806

      The Partnership’s Land Sales and Other segment is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another business segment. Fiscal 2001 revenues from the sale of real estate totaled $21.1 million from the sale of the Domestic Home Building operations to Centex Homes at book value which approximated market value. Fiscal 2000 sales totaled $7.3 million and included revenues from the sale of 524 lots in Florida and Texas, ten acres in New Jersey to Centex affiliates, and ten acres in The Colony and Dallas, Texas.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

      On a combined basis, the Companies’ revenues for the fiscal year ended March 31, 2000 totaled $378.2 million compared to revenues of $28.6 million for the prior fiscal year. The significant increase in revenues resulted primarily from the Partnership’s acquisition of Fairclough on April 15, 1999. The

Companies had combined net earnings for the fiscal year ended March 31, 2000 of $456,000 compared to combined net earnings of $430,000 in fiscal 1999.

INTERNATIONAL HOME BUILDING

      The following summarizes International Home Building’s results for the two-year period ended March 31, 2000 (dollars in thousands):

	For the Years Ended March 31,

	2000	1999

Revenues	$329,582	$—

Cost of Sales	(283,456)	—

General & Administrative Expenses	(24,188)	—

Interest Expense, Paid to Seller	(18,229)	—

Operating Earnings	$3,709	$—

Units Closed	1,707	—

      The Partnership acquired this segment in the first quarter of fiscal 2000. The seller received $219 million in non interest-bearing promissory notes due April 1, 2001 and retained preferred non-voting shares in Fairclough. During fiscal 2000, Fairclough generated after tax earnings totaling $18.2 million, which are subject to distribution to the seller under the preferred share arrangement. The Companies have accounted for the non interest-bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, distributions attributable to the preferred shares are recorded as interest expense in the accompanying financial statements. After taxes, International Home Building had a loss of $128,000 for fiscal 2000.

DOMESTIC HOME BUILDING

      The following summarizes Domestic Home Building’s results for the two-year period ended March 31, 2000 (dollars in thousands):

	For the Years Ended March 31,

	2000	1999

Revenues	$13,377	$21,295

Cost of Sales	(11,672)	(17,108)

General & Administrative Expenses	(1,495)	(2,544)

Operating Earnings	$210	$1,643

Gross Margin per Unit	$39	$57

Units Closed	44	73

      Fiscal 2000 revenues included revenues from the sale of single-family homes in New Jersey, which completed the build-out of certain communities. The Partnership obtained final zoning approval for the development of an additional 251 single-family homes in July 1999. The decrease in the number of single-family homes sold during fiscal 2000 resulted from a delay in the Partnership’s ability to market and sell homes in the new single-family community due to the timing of the zoning approval.

COMMERCIAL DEVELOPMENT

      Commercial Development’s operations during fiscal 2000 included: (1) completion of 720,000 square feet of office and industrial space located in Florida, North Carolina, California, Massachusetts, and Texas, (2) initiation of construction on five new office and industrial facilities totaling 500,000 square feet, (3) acquisition of a 218,000 square-foot existing office building located in Dallas, Texas, and (4) the sale of developed lots and land.

      The following summarizes Commercial Development’s results for the two-year period ended March 31, 2000 (dollars and square feet in thousands):

	For the Years Ended March 31,

	2000	1999

Sales Revenues	$4,465	$2,380

Rental Income	5,862	236

Cost of Sales	(3,438)	(2,077)

Selling, General & Administrative Expenses	(1,758)	(389)

Interest Expense	(2,440)	(91)

Operating Earnings before Depreciation	2,691	59

Depreciation	(1,246)	(41)

Operating Earnings	$1,445	$18

Operating Square Feet at March 31	976	38

      Fiscal 2000 sales revenues included six acres in Camarillo, California and forty developed lots in Plano, Texas. Sales revenues for the prior year included ten acres in Oxnard, California, which was sold to a joint venture in which the Partnership indirectly owns a 10% interest, and ten lots in Plano, Texas.

MULTI-FAMILY DEVELOPMENT

      The following summarizes Multi-Family Development’s results for the two-year period ended March 31, 2000 (dollars in thousands):

	For the Years Ended March 31,

	2000	1999

Revenues	$17,154	$342

Cost of Sales	(17,057)	—

General & Administrative Expenses	(1,977)	(1,814)

Operating Loss	$(1,880)	$(1,472)

      Revenues for the fiscal year ended March 31, 2000 resulted from the sale of a 304-unit apartment community in The Colony, Texas. Revenues for the prior year included development fees related to The Colony project.

      During fiscal 2000, Multi-Family completed construction on a 400-unit apartment community in Grand Prairie, Texas and began construction on a 382-unit apartment community in St. Petersburg, Florida. Multi-Family is actively marketing for sale both its completed projects and projects under construction. Subsequent to March 31, 2000, Multi-Family closed on the sale of the 172-unit joint venture apartment complex located in College Station, Texas.

LAND SALES

      The Partnership’s Land Sales operation provides property management and coordinates the liquidation efforts for land investments for which no development opportunity has been identified. The following summarizes Land Sales’ operating results for the two-year period ended March 31, 2000 (dollars in thousands):

	For the Years Ended March 31,

	2000	1999

Revenues	$7,759	$4,365

Cost of Sales	(6,384)	(3,570)

General & Administrative Expenses	(569)	(554)

Operating Earnings	$806	$241

      Fiscal 2000 revenues from the sale of real estate totaled $7.3 million and included revenues from the sale of 524 lots in Florida and Texas and ten acres in New Jersey to Centex affiliates, and ten acres in The Colony and Dallas, Texas. Fiscal 1999 sales included the sale of 319 lots to Centex affiliates in Florida and Texas and two small parcels located in The Colony and Dallas, Texas.

LIQUIDITY AND CAPITAL RESOURCES

      The Companies finance land acquisition and development activities primarily from financial institution borrowings, equity contributions from third-party investors in project-specific joint ventures, seller financing, issuance of Class C Units to Centex affiliates, and cash flow from operations (comprised largely of proceeds from the sale of real estate).

      Properties under development are typically financed through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $48.8 million at March 31, 2001. As properties are completed, the properties are either sold or refinanced with long-term fixed-rate debt. In both instances, the proceeds are used to repay the short-term borrowings.

      Permanent commercial project loans outstanding at March 31, 2001 totaled $70.7 million compared to $51.1 million at March 31, 2000. The project loans are collateralized by completed commercial properties and have terms ranging from ten to twenty-two years with fixed interest rates ranging from 6.92% to 8.72%. Seller-financed land loans of $6.5 million were obtained during fiscal 2001, with terms of three years and fixed interest rates ranging from 9.00% to 9.50%.

      The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. The term of this facility expires in fiscal 2003. Advances under this facility totaled $41.3 million at March 31, 2001.

      During fiscal 2001, the Partnership issued 146,112 Class C Units in exchange for assets valued at $146.1 million. The assets acquired included both land and $142.3 million in cash.

      The Companies believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, and the sale and permanent financing of development projects will be sufficient to provide the necessary funding for their current and future needs.

FORWARD-LOOKING STATEMENTS

      The Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates, or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The principal risks and uncertainties that may affect the Companies’ actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Companies’ businesses; adverse weather; changes in property taxes; changes in federal income tax laws; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Companies’ markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Companies’ actual performance and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership’s financial position is exposed to fluctuations in variable interest rates for its construction loans, and to a certain extent, to fluctuations in variable interest rates prior to obtaining a locked rate on permanent project financing. At March 31, 2001, the Partnership did not have any outstanding interest-protection contracts. In addition, Fairclough has issued promissory notes and incurred bank debt payable in British pounds sterling. As of March 31, 2001, the Partnership had not utilized any forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments, to mitigate any of the associated foreign currency exchange rate risk.

      The Partnership utilizes both short-term and long-term debt in its financing strategy. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Partnership’s earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect the Partnership’s future earnings and cash flows. At March 31, 2001, the Partnership had $70.7 million in fixed-rate permanent debt with a weighted-average interest rate of 7.76%. The permanent debt has monthly principal and interest debt service with maturities ranging from 2009 to 2023. In addition, the Partnership had $15.5 million in other fixed-rate debt at March 31, 2001, with maturities ranging from 2002 to 2004. Also at March 31, 2001, the Partnership had $94.2 million in variable-rate loans. If interest rates increased 100 basis points, the annual effect of such an increase to the Partnership’s financial position and cash flows would approximate $942,000 based on the balances outstanding at March 31, 2001. Future fluctuations in interest rates are not determinable, and, accordingly, actual results from interest rate fluctuation could differ from the estimate presented above.

      A single tenant leases, pursuant to leases signed at various points during fiscal 2001, 568,000 square feet, or approximately 37%, of the Partnership’s completed commercial projects. In addition, the same tenant has executed a lease for a 474,000 square foot industrial building under construction, bringing its leased square footage to 1,042,000, representing approximately 45% of completed and current commercial project construction. Fiscal 2001 revenues from this tenant were approximately 8% of total rental revenues from commercial projects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries

Combining Balance Sheets	101

Combining Statements of Operations	102

Combining Statements of Cash Flows	103

Combining Statements of Stockholders’ Equity and Partners’ Capital	104

Notes to Combining Financial Statements	105

Report of Independent Public Accountants	118

Quarterly Results	119

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries

Combining Balance Sheets
(Dollars in thousands)
			March 31,

	2001	2000	2001	2000	2001	2000

			Centex Development		3333 Holding
			Company, L.P. and		Corporation and
	Combined		Subsidiaries		Subsidiary

Assets

Cash and Cash Equivalents	$3,034	$56,399	$3,029	$56,383	$5	$16

Restricted Cash	—	1,915	—	1,915	—	—

Receivables —

Affiliates	—	—	5,168	2,916	—	—

Centex Corporation and Subsidiaries	578	1,919	578	3,880	—	—

Notes	14	3,131	14	3,131	—	—

Other	9,607	11,158	9,607	11,152	—	6

Inventories —

Housing Projects	250,556	253,433	250,556	253,433	—	—

Land Held for Development and Sale	30,954	38,044	30,954	38,044	—	—

Commercial and Multi-Family Projects Under Development	59,317	38,464	57,945	37,451	1,372	1,013

Investments —

Commercial Properties, net	83,649	61,420	83,649	61,420	—	—

Real Estate Joint Ventures	2,699	2,595	2,699	2,595	—	—

Affiliate	—	—	—	—	1,716	1,716

Property and Equipment, net	3,391	3,578	3,331	3,481	60	97

Other Assets —

Goodwill, net	27,616	30,727	27,616	30,727	—	—

Deferred Charges and Other	13,235	8,835	13,135	8,660	100	175

	$484,650	$511,618	$488,281	$515,188	$3,253	$3,023

Liabilities, Stockholders’ Equity and Partners’ Capital

Accounts Payable and Accrued Liabilities —

Affiliates	$—	$—	$—	$—	$5,692	$2,916

Centex Corporation and Subsidiaries	591	—	327	—	264	1,961

Other	80,945	118,693	80,993	119,162	2	105

Notes Payable — Other	187,301	323,740	187,301	323,740	—	—

Stockholder’s Equity and Partners’ Capital —

Stock and Stock/Class B Unit Warrants	501	501	500	500	1	1

Capital in Excess of Par Value	800	800	—	—	800	800

Retained Earnings (Deficit)	(7,702)	(2,856)	(4,196)	(96)	(3,506)	(2,760)

Partners’ Capital	222,214	70,740	223,356	71,882	—	—

Total Stockholders’ Equity and Partners’ Capital	215,813	69,185	219,660	72,286	(2,705)	(1,959)

	$484,650	$511,618	$488,281	$515,188	$3,253	$3,023

      See notes to combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries

Combining Statements of Operations
(Dollars in thousands, except per share/unit data)
	For the Years Ended March 31,

	2001	2000	1999	2001	2000	1999	2001	2000	1999

							3333 Holding Corporation and
				Centex Development Company,
	Combined			L.P. and Subsidiaries			Subsidiary

Revenues

Real Estate Sales	$328,362	$371,610	$27,437	$328,362	$371,610	$27,437	$—	$—	$—
Interest and Other Income	10,955	6,589	1,181	10,954	6,589	791	1,001	607	1,103

	339,317	378,199	28,618	339,316	378,199	28,228	1,001	607	1,103

Costs and Expenses

Cost of Real Estate Sold	285,612	321,044	22,755	285,612	321,044	22,755	—	—	—

Selling, General, and Administrative Expenses	37,004	32,184	5,123	36,257	31,072	3,567	1,747	1,719	2,269

Interest	12,327	20,681	310	12,327	20,666	91	—	15	219

	334,943	373,909	28,188	334,196	372,782	26,413	1,747	1,734	2,488

Earnings (Loss) Before Income Taxes	4,374	4,290	430	5,120	5,417	1,815	(746)	(1,127)	(1,385)
Income Taxes	(242)	3,834	—	(242)	3,834	—	—	—	—

Net Earnings (Loss)	$4,616	$456	$430	$5,362	$1,583	$1,815	$(746)	$(1,127)	$(1,385)

Net Earnings Allocable to Limited Partner				$5,362	$1,583	$1,815

Net Earnings (Loss)Per Unit/Share				$76.34	$25.08	$33.38	$(746)	$(1,127)	$(1,385)

Weighted-Average Units/

Shares Outstanding				70,235	63,116	54,377	1,000	1,000	1,000

      See notes to combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries

Combining Statements of Cash Flows

(Dollars in thousands)

	March 31,

	2001	2000	1999	2001	2000	1999	2001	2000	1999

				Centex Development
				Company, L.P. and			3333 Holding Corporation and
	Combined			Subsidiaries			Subsidiary

Cash Flows — Operating Activities

Net Earnings (Loss)	$4,616	$456	$430	$5,362	$1,583	$1,815	$(746)	$(1,127)	$(1,385)

Adjustments —

Depreciation and Amortization	4,840	3,879	115	4,802	3,835	78	38	44	37

Loss from Joint Ventures	(394)	(30)	—	(394)	(30)	—	—	—	—

Decrease (Increase) in Restricted Cash	1,915	(1,915)	—	1,915	(1,915)	—	—	—	—

Decrease (Increase) in Receivables	133	(5,238)	(204)	128	(8,156)	5,419	5	4	751

Decrease in Notes Receivable	3,117	423	1,556	3,117	423	1,556	—	—	—

(Increase) Decrease in Inventories	(36,126)	21,278	(43,054)	(35,767)	21,916	(43,129)	(359)	(638)	75

(Increase) Decrease in Commercial Properties	(24,143)	(57,423)	6	(24,143)	(57,423)	6	—	—	—

(Increase) Decrease in Other Assets	(7,895)	(2,556)	(1,400)	(7,970)	(2,727)	(1,066)	75	171	(334)

(Decrease) Increase in Payables and Accruals	(25,571)	67,813	4,627	(26,547)	68,517	4,638	976	2,210	(5,618)

	(79,508)	26,687	(37,924)	(79,497)	26,023	(30,683)	(11)	664	(6,474)

Cash Flows — Investing Activities

Decrease (Increase) in Advances to Joint Ventures	290	(1,893)	2,368	290	(1,893)	1,806	—	(100)	(205)

Property and Equipment Additions, net	(633)	224	(217)	(633)	223	(126)	—	1	(91)

	(343)	(1,669)	2,151	(343)	(1,670)	1,680	—	(99)	(296)

Cash Flows — Financing Activities

(Decrease) Increase in Notes Payable —

Centex Corporation and Subsidiaries	—	(582)	(898)	—	—	—	—	(582)	(898)

Other	(114,318)	27,311	28,075	(114,318)	27,311	28,075	—	—	—

Decrease in Notes Receivable —

Centex Corporation and Subsidiaries	—	—	7,700	—	—	—	—	—	7,700

Issuance of Class C Units	142,268	4,830	1,000	142,268	4,830	1,000	—	—	—

Capital Distributions —

Return of Capital	—	—	—	—	100	—	—	—	—

	27,950	31,559	35,877	27,950	32,241	29,075	—	(582)	6,802

Effect of Exchange Rate Changes on Cash	(1,464)	(542)	—	(1,464)	(542)	—	—	—	—

Net (Decrease) Increase in Cash	(53,365)	56,035	104	(53,354)	56,052	72	(11)	(17)	32

Cash and Cash Equivalents at Beginning of Year	56,399	364	260	56,383	331	259	16	33	1

Cash and Cash Equivalents at End of Year	$3,034	$56,399	$364	$3,029	$56,383	$331	$5	$16	$33

      See notes to combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L. P. and Subsidiaries

Combining Statements of Stockholders’ Equity and Partners’ Capital

(Dollars in thousands)

	Centex Development Company, L.P.				3333 Holding
	and Subsidiaries				Corporation and Subsidiary

		Class B	General	Limited		Capital In	Retained
		Unit	Partners'	Partners'	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 1998	$40,855	$500	$767	$39,802	$1	$800	$(248)

Issuance of Class C Units	19,445	—	—	19,445	—	—	—

Net Earnings	430	—	—	1,815	—	—	(1,385)

Balance at March 31, 1999	60,730	500	767	61,062	1	800	(1,633)

General Partner Contribution	—	—	375	—	—	—	—

Issuance of Class C Units	8,095	—	—	8,095	—	—	—

Net Earnings	456	—	—	1,583	—	—	(1,127)

Accumulated Other

Comprehensive Loss	(96)	—	—	(96)	—	—	—

Comprehensive Income	360

Balance at March 31, 2000	69,185	500	1,142	70,644	1	800	(2,760)

Issuance of Class C Units	146,112	—	—	146,112	—	—	—

Net Earnings	4,616	—	—	5,362	—	—	(746)

Accumulated Other

Comprehensive Loss	(4,100)	—	—	(4,100)	—	—	—

Comprehensive Income	516

Balance at March 31, 2001	$215,813	$500	$1,142	$218,018	$1	$800	$(3,506)

      See notes to combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L. P. and Subsidiaries

Notes to Combining Financial Statements
(Dollars in thousands, except per share/unit data)

(A) ORGANIZATION

      In March 1987, certain subsidiaries of Centex Corporation (“Centex”) contributed to Centex Development Company, L.P. (the “Partnership”), a newly-formed master limited partnership, properties with a historical cost basis (which approximated market value) of approximately $76 million in exchange for 1,000 Class A limited partnership units (“Class A Units”). The Partnership was formed to enable stockholders of Centex to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex’s traditional financial objectives.

      The Partnership is managed by its general partner, 3333 Development Corporation (“Development”), which is in turn wholly-owned by 3333 Holding Corporation (“Holding”). Holding is a separate public company whose stock trades in tandem with Centex’s common stock. The common stock of Holding was distributed in 1987, together with warrants to purchase approximately 80% of the Partnership’s Class B limited partnership units (“Class B Units”) as a dividend to the stockholders of Centex. These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex’s Board of Directors, but the warrants to purchase Class B Units will automatically become detached in November 2007.

      The stockholders of Centex elect the four-person Board of Directors of Holding. Three of the Board members, representing the majority of the Board, are independent outside directors who are not directors, affiliates, or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and independent Board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation, and sale of properties. The general partner, acting on behalf of the Partnership, may sell or acquire properties, including the contributed property, and enter into other business transactions without the consent of the limited partners. In addition, the limited partners cannot remove the general partner.

      During fiscal year 1998, the agreement governing the Partnership was amended to allow for the issuance of Class C limited partnership units (“Class C Units”). During fiscal year 1998, the 1,000 outstanding Class A Units owned by Centex were converted to 32,260 new Class A Units. As of March 31, 2001, 181,194 Class C Units have been issued in exchange for assets with a fair market value of $181.2 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash or other distributions representing return of capital contributions. As of March 31, 2001, Unrecovered Capital totaled $214.0 million, and preference payments in arrears amounted to $21.2 million. No preference payments were made during fiscal 2001, 2000, or 1999.

      Supplementary condensed combined financial statements of Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries are set forth below. For additional information on Centex Corporation and subsidiaries, see the separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets

	March 31,

	2001	2000

Assets

Cash and Cash Equivalents	$60,786	$192,252

Restricted Cash	57,428	5,625

Receivables	2,613,035	907,367

Inventories	2,629,733	2,343,682

Investments in Joint Ventures and Other	72,679	68,539

Property and Equipment, net	732,490	364,182

Other Assets	757,882	548,689

	$6,924,033	$4,430,336

Liabilities and Stockholders’ Equity

Accounts Payable and Accrued Liabilities	$1,352,467	$1,244,500

Short-term Debt	602,185	834,897

Long-term Debt	3,111,607	802,238

Minority Stockholders’ Interest	143,710	129,352

Stockholders’ Equity	1,714,064	1,419,349

	$6,924,033	$4,430,336

Supplementary Condensed Combined Statements of Earnings

	For the Years Ended March 31,

	2001	2000	1999

Revenues	$7,048,573	$6,380,125	$5,225,014

Cost and Expenses	6,612,484	5,959,430	4,851,720

Earnings Before Income Taxes	436,089	420,695	373,294

Income Taxes	154,112	163,563	141,332

Net Earnings	281,977	257,132	231,962

Other Comprehensive Loss	(3,849)	(1,248)	—

Comprehensive Income	$278,128	$255,884	$231,962

(B) BASIS OF PRESENTATION

      The accompanying combining financial statements present the individual and combined financial statements of Holding and subsidiary and the Partnership and subsidiaries as of March 31, 2001 and 2000, and results of operations for each of the three years ended March 31, 2001. The financial statements of the Partnership and subsidiaries are included in the combined statements since Development, as general partner of the Partnership, is able to exercise effective control over the Partnership.

(C) SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

      Revenue from home building projects and real estate sales are recognized as homes and properties are sold and title passes. The Partnership recognizes revenues from rentals to tenants under operating leases ratably over the respective lease terms. Rental revenues are included in Interest and Other Income in the Combining Statements of Operations.

Earnings (Loss) Per Share/Unit

      Earnings (loss) per share/unit is based on the weighted-average number of outstanding shares of common stock of 1,000 for Holding and the weighted-average number of outstanding Class A and Class C Units of the Partnership of 70,235; 63,116; and 54,377 for fiscal years 2001, 2000, and 1999, respectively.

Cash and Cash Equivalents

      The Partnership considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents.

Inventory Capitalization and Cost Allocation

      Projects under development and held for sale are stated at the lower of cost (including development costs and, where appropriate, capitalized interest and real estate taxes) or fair value less costs to sell. Capitalized costs are included in cost of sales in the combining statements of operations as related revenues are recognized. Interest costs relieved from inventories are included in cost of sales. The Companies review recoverability of their inventories on an individual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Property and Equipment, net

      Property and equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets ranging from three to ten years. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

Goodwill, net

      Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is amortized over 20 years. The Companies monitor goodwill and other intangibles to determine whether any impairment of these assets has occurred. In making such determination, the Companies evaluate the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amount. In case of an impairment, the recorded costs would be written down to fair value on a discounted basis. Goodwill amortization totaled $1.8 million in fiscal 2001, $2.1 million in fiscal 2000, and zero in fiscal 1999.

Foreign Currency Exchange Gains or Losses

      The Partnerships’ International Home Building operation, whose functional currency is not the U.S. dollar, translates its financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

      Certain prior year balances have been reclassified to be consistent with the fiscal 2001 presentation.

Combining Statements of Cash Flows — Supplemental Disclosures

      Net interest capitalized by the Partnership during fiscal years ended March 31, 2001, 2000, and 1999 totaled $3.9 million, $3.7 million, and $1.0 million, respectively. Land assets acquired by the Partnership during fiscal years ended March 31, 2001 and 2000 in exchange for Class C Units totaled $3.8 million and $3.3 million, respectively. In addition, during the fiscal years ended March 31, 2001 and 2000, the Partnership issued 142,268 and 4,830 new Class C Units for $142.3 million and $4.8 million, respectively. No income taxes were paid during the years ended March 31, 2001, 2000, and 1999. In fiscal 2000, the Partnership acquired the assets and assumed liabilities of Fairclough (as defined in Note D below) totaling $267.7 million and $297.0 million, respectively.

(D) ACQUISITION OF FAIRCLOUGH HOMES GROUP LIMITED

      On April 15, 1999, Centex Development Company UK Limited (“CDCUK”), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder (“Fairclough”). The purchase price at closing (approximately $219 million) was paid by the delivery of two-year non-interest-bearing promissory notes. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that entitled it to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. During that time period CDCUK also retained the rights to participate in Fairclough’s earnings in excess of certain specified levels.

      Because the non-voting preference shares retained by the seller had the characteristics of debt, the preference obligations were reported as interest expense in the financial statements. A major portion of the promissory notes were secured by a letter of credit obtained by the Partnership from a United Kingdom bank.

      During the period between April 15, 1999 and March 31, 2001, Fairclough’s operations were carried out subject to certain guidelines that were negotiated with the seller. After March 31, 2001, CDCUK will redeem, for a nominal value, the preference shares.

      As of March 31, 2001, the non-interest-bearing promissory notes were repaid in full (less the holdback described below) from a combination of bank borrowings, equity contributions to CDCUK from the Partnership, and a loan to CDCUK from the Partnership. CDCUK has retained a $6.9 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement.

      The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The allocation of the purchase price was as follows:

Inventories, Property and Equipment and Other	$270,450

Goodwill	34,904

Notes Issued and Liabilities Assumed	(303,649)

Cash Paid at Acquisition	$1,705

(E) PROPERTY AND EQUIPMENT

      Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,

	2001	2000

Land, Buildings, and Improvements	$3,022	$3,119

Machinery, Equipment, and Other	1,016	1,042

	4,038	4,161

Accumulated Depreciation	(647)	(583)

	$3,391	$3,578

(F) NOTES RECEIVABLE

      Receivable — Notes at March 31, 2001 and 2000 have stated interest rates ranging up to 10% and are due in monthly or quarterly installments. The weighted-average interest rate was 10% at March 31, 2001 and 9% at March 31, 2000. Notes receivable at March 31, 2001 are due during fiscal 2002. As of March 31, 2001, all notes were current.

(G) NOTES PAYABLE

      Pursuant to a master note agreement between Holding and Centex, Centex had advanced Holding an additional $1.0 million at March 31, 1998 secured by a pledge of all of the issued and outstanding shares of Development (the “Holding Note”). During fiscal 1999, the Holding Note was repaid and the pledge agreement was terminated. The Holding Note bore interest at prime plus 1%. Interest expense of $62 thousand related to this note is included in the accompanying financial statements for the year ended March 31, 1999.

      Non-recourse debt totaled $127.0 million at March 31, 2001. As projects are sold, a portion of the proceeds is restricted for repayment of the note that was secured by the project sold. In addition, the Partnership, through wholly-owned single asset entities, had construction debt outstanding at March 31, 2001 totaling $48.8 million. The Partnership itself has also issued completion and payment guarantees for up to 100% of the construction loan amounts. The note balances and rates in effect were as follows:

		March 31,

		2001	2000

Non-Recourse Debt

Mortgage Notes	6.92% to 8.72%	$70,746	$51,078

Mezzanine Notes	9.00% (A) to LIBOR (B) + 4.00%	8,470	4,294

Land Notes	9.00% to 9.50%	6,477	—

Other	LIBOR (B) + 1.00%	41,342	—

		127,035	55,372

Limited-Recourse

Construction Notes	LIBOR(B) + 1.75% to 2.00%	48,806	29,111

Full-Recourse Debt

Entity purchase	Zero Coupon	6,857	218,839

Land Note	6.14%	4,603	20,418

		11,460	239,257

		$187,301	$323,740

(A)	In addition to the stated rate, the lender receives a participation payment of up to 35% of net proceeds upon disposition of the underlying real estate.

(B)	The 30-day LIBOR rate at March 31, 2001 and 2000 was 5.08% and 6.13% respectively.

Maturities of debt (in thousands) during the next five fiscal years are: 2002, $36,616; 2003, $41,962; 2004, $43,227; 2005, $2,036; 2006, $2,199; and $61,261 thereafter.

(H) COMPREHENSIVE INCOME

      Comprehensive income is summarized for the three-year period ended March 31, 2001 below:

	For the Years Ended March 31,

	2001	2000	1999

Net Earnings	$4,616	$456	$430

Other Comprehensive Loss:

Foreign Currency Translation Adjustments	$(4,100)	$(96)	—

Comprehensive Income	$516	$360	$430

(I) COMMITMENTS AND CONTINGENCIES

      As of March 31, 2001, the Partnership had remaining commitments of approximately $33.7 million on construction contracts.

      To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, the Partnership, in some instances, also has issued demand notes made payable to its subsidiaries equal to 20% of the construction loan commitment amount. The subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of March 31, 2001, the Partnership had issued demand notes totaling $4.0 million. In some instances, the Partnership has also executed partial recourse payment guarantees.

      The subsidiaries have also obtained demand notes from Centex for up to 10% of the construction loan commitment amount. These demand notes have been pledged to the lenders as additional collateral on the construction loans, and may be called only in the event of a default on the demand notes issued by the Partnership.

(J) BUSINESS SEGMENTS

      During fiscal 2001, the Partnership operated in five principal business segments: International Home Building, Domestic Home Building, Commercial Development, Multi-Family Development, and Land Sales and Other. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies.

      International Home Building acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. The Domestic Home Building operation involves the construction and sale of single-family homes. On March 31, 2001, the Partnership sold its Domestic Home Building operation to Centex Homes. Commercial Development actively develops office, industrial, and retail facilities, primarily for investment. Multi-Family Development develops affordable to mid-market-priced multi-family projects. Multi-Family Development’s strategy is to market the projects for sale during the development period. Land Sales and Other is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another business segment.

INTERNATIONAL HOME BUILDING

      The following table sets forth financial information relating to the International Home Building segment.

	For the Years Ended March 31,

	2001	2000	1999

Revenues	$252,487	$329,582	$—

Cost of Sales	(222,634)	(283,456)	—

Selling, General & Administrative Expenses	(22,085)	(24,188)	—

Interest Expense, Paid to Seller	(7,802)	(18,229)	—

Operating (Loss) Earnings	$(34)	$3,709	$—

Identifiable Assets	$295,885	$347,748	$—

Capital Expenditures	$629	$—	$—

Depreciation and Amortization	$2,678	$2,438	$—

      The Partnership acquired this segment in the first quarter of fiscal 2000. The seller received $219 million in non-interest-bearing promissory notes due in April 2001 and retained preferred non-voting shares in Fairclough. During fiscal 2001, Fairclough generated after tax earnings totaling $7.8 million, which are subject to distribution to the seller under the preferred share arrangement. The Companies have accounted for the non-interest-bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, distributions attributable to the preferred shares are recorded as interest expense in the accompanying financial statements. See Note (D) for additional information regarding the Fairclough acquisition. After taxes, International Home Building generated earnings of $208 thousand for fiscal 2001.

DOMESTIC HOME BUILDING

      The following table sets forth financial information relating to the Domestic Home Building segment.

	For the Years Ended March 31,

	2001	2000	1999

Revenues	$30,304	$13,377	$21,295

Cost of Sales	(24,002)	(11,672)	(17,108)

Selling, General & Administrative Expenses	(3,461)	(1,495)	(2,544)

Operating Earnings	$2,841	$210	$1,643

Identifiable Assets	$—	$9,270	$10,920

Capital Expenditures	$4	$—	$126

Depreciation and Amortization	$45	$52	$37

      In March 2001, the Partnership sold its Domestic Home Building segment to Centex Homes for total consideration of $21.1 million representing book value which also approximated market value. The financial results from the sale of this segment are included in Land Sales and Other. Domestic Home Building accounted for 8.9% and 3.5% of revenues and 65.0% and 4.9% of operating earnings in the years ended March 31, 2001 and 2000, respectively.

COMMERCIAL DEVELOPMENT

      The following table sets forth financial information relating to the Commercial Development segment.

	For the Years Ended March 31,

	2001	2000	1999

Revenues	$33,088	$10,327	$2,616

Cost of Sales	(18,398)	(3,438)	(2,077)

Selling, General & Administrative Expenses	(12,537)	(5,444)	(521)

Operating Earnings	$2,153	$1,445	$18

Identifiable Assets	$127,109	$85,905	$44,820

Capital Expenditures	$—	$—	$—

Depreciation and Amortization	$2,076	$1,246	$41

MULTI-FAMILY DEVELOPMENT

      The following table sets forth financial information relating to the Multi-Family Development segment.

	For the Years Ended March 31,

	2001	2000	1999

Revenues	$1,664	$17,154	$342

Cost of Sales	—	(17,057)	—

Selling, General & Administrative Expenses	(2,399)	(1,977)	(1,814)

Operating Loss	$(735)	$(1,880)	$(1,472)

Identifiable Assets	$50,783	$30,898	$31,337

Capital Expenditures	$14	$—	$91

Depreciation and Amortization	$41	$44	$37

LAND SALES AND OTHER

      The following table sets forth financial information relating to the Land Sales and Other segment.

	For the Years Ended March 31,

	2001	2000	1999

Revenues	$21,774	$7,759	$4,365

Cost of Sales	(20,578)	(6,384)	(3,570)

Selling, General & Administrative Expenses	(1,047)	(569)	(554)

Operating Earnings	$149	$806	$241

Identifiable Assets	$10,873	$37,797	$25,099

Capital Expenditures	$—	$—	$—

Depreciation and Amortization	$—	$—	$—

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. The estimated fair values shown below have been determined using current quoted market prices where available and, where necessary, estimates based on present value methodology suitable for each category of financial instruments. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All assets and liabilities which are not considered financial instruments have been valued using historical cost accounting.

      The consolidated carrying values of Cash and Cash Equivalents, Other Receivables, Accounts Payable and Accrued Liabilities, and other variable-rate debt approximate their fair values. The carrying values and estimated fair values of other financial liabilities were as follows:

		March 31,

	2001			2000

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

Financial Liabilities Fixed-Rate Debt	$81,683	$84,722	(A)	$51,078	$49,903	(A)

(A)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(L) STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

Equity Securities

      The Partnership Agreement contemplates the issuance of three classes of limited partnership units: Class A Units, Class B Units, and Class C Units. In March 1987, 1,000 Class A Units were issued to Centex subsidiaries in exchange for assets valued at approximately $76 million. On February 24, 1998, the 1,000 Class A Units were converted to 32,260 new Class A Units.

      No Class B Units are issued and outstanding. However, warrants to purchase approximately 80% of the Class B Units were issued to Centex stockholders and are held by a nominee on their behalf. These warrants will detach and trade separately from Centex common stock on the earlier of Payout (as defined below) or November 30, 2007, the scheduled detachment date.

      Under the Partnership Agreement, holders of Class C Units are entitled to substantially the same rights as holders of Class A Units in connection with matters in common, such as voting, allocations, and distributions. During fiscal 2001 and 2000, 146,112 and 8,095 Class C Units, respectively, were issued in exchange for cash and other assets with a fair market value of $146.1 million and $8.1 million. At March 31, 2001, there were 32,260 Class A Units and 181,194 Class C Units outstanding.

Preferred Return

      The Partnership Agreement provides that the Class A and Class C limited partners are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. No preference payments have been made subsequent to fiscal 1998. Preference payments in arrears at March 31, 2001 amounted to $21.2 million, and Unrecovered Capital for Class A and Class C limited partners at March 31, 2001 totaled $32.8 million and $181.2 million, respectively.

Allocation of Profits and Losses

      As provided in the Partnership Agreement, prior to Payout (as defined below), net income of the Partnership is to be allocated to the partners in the following order of priority:

[i]	To the Class A and Class C limited partners to the extent of the cumulative preferred return.

[ii]	To the partners to the extent and in the same ratio that cumulative net losses were allocated.

[iii]	To the partners in accordance with their percentage interests. Currently, this would be a combined 20% to the Class A and Class C limited partner and 80% to the general partner.

      All loss allocations and allocations of net income after Payout will be made to the partners in accordance with their percentage interests.

Distributions

      Distributions of cash or other property are to be made at the discretion of the general partner and are to be distributed in the following order of priority:

[i]	Prior to the time at which the Class A and Class C limited partners have received aggregate distributions equal to their original capital contribution (“Payout”), distributions of cash or other property shall be made as follows:

	[a]	To the Class A and Class C limited partners with respect to their preferred return, then

	[b]	To the partners in an amount equal to the maximum marginal corporate tax rate times the amount of taxable income allocated to the partners, then

	[c]	To the Class A and Class C limited partners until their Unrecovered Capital is reduced to zero.

[ii]	After Payout, distributions of cash will be made to the partners in accordance with their percentage interests.

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

(M) RELATED PARTY TRANSACTIONS

Service and Management Agreements

      Holding has a services agreement with Centex Service Company (“Centex Service”), a wholly-owned subsidiary of Centex, whereby Centex Service provides certain tax, accounting, and other similar services for Holding. This agreement was amended in fiscal 1999 to include development services, and the monthly fee increased from $2.5 thousand per month to $30 thousand per month. This agreement was further amended during fiscal 2001 to increase the monthly fee from $30 thousand per month to $85.8 thousand per month. Service fees of $1.0 million in fiscal 2001 and $360 thousand in fiscal 2000 and 1999 are reflected as administrative expenses in the accompanying combining financial statements.

      The Partnership paid $1.0 million, $583 thousand, and $713 thousand to Holding during fiscal years 2001, 2000, and 1999, respectively, pursuant to an agreement whereby Holding provides management services to the Partnership in connection with the development and operation of properties acquired by the Partnership, maintenance of partnership property, and accounting and clerical services.

Sales and Purchases

      Partnership revenues during fiscal years 2001, 2000, and 1999 include sales to Centex Homes of $21.1 million, $5.4 million, and $3.4 million, respectively. During fiscal 2001, Centex Homes purchased the Partnership’s Domestic Home Building operation for $21.1 million. Gains associated with lot sales to Centex totaled $0, $333 thousand, and $139 thousand for fiscal years 2001, 2000, and 1999, respectively. At March 31, 2001, Centex Homes had contracts to purchase lots for the aggregate price of approximately $433 thousand to be paid as lots are delivered.

      During fiscal 2001, a subsidiary of the Partnership purchased six acres in Henderson, Nevada, from an unaffiliated third party. The total consideration of $6 million consisted of a $5.5 million purchase money mortgage note and a $.5 million cash payment. Concurrently, Centex Homes has deposited $.5 million with the subsidiary as an option payment for the purchase of the property.

Other

      The Partnership, through its operating subsidiaries, executed contracts with certain of Centex’s construction subsidiaries totaling $14.9 million in fiscal 2000 and $43.2 million in fiscal 1999 for the construction of multi-family apartments, a recreational ice skating facility, and two office buildings. During fiscal 2001 and 2000, $7.7 million and $23.5 million, respectively, was paid to Centex’s construction subsidiaries pursuant to the construction contracts. Additionally, during fiscal 2001 and 2000, in connection with third-party construction and permanent loans made to the Partnership’s operating subsidiaries and in connection with acquisition and sale of properties during the year, the Partnership paid an aggregate of $273 thousand and $186 thousand, respectively, in title insurance premiums and escrow fees to Centex title insurance subsidiaries.

      Centex has issued demand notes or made limited guarantees relating to a number of the Partnership’s project loans. At March 31, 2001, these demand notes totaled $2.1 million for construction loans, and the guarantees totaled $2.0 million for permanent loans. Each demand note or guarantee is payable only in the event of default by the Partnership or its subsidiary under its obligations to the lender.

      A subsidiary of the Partnership owns a 50% interest in a 79,000 square foot office building in Plantation, Florida. The remaining 50% interest is owned by a Centex affiliate. Approximately 61% of the rentable square footage of this building is leased and occupied by a Centex affiliate.

      A subsidiary of the Partnership has leased approximately 161,225 square feet of space in its Dallas, Texas office building to Centex Service and other Centex affiliates.

      The Partnership guaranteed certain obligations of CDCUK in connection with CDCUK’s acquisition of all of the voting shares of Fairclough, for approximately $219 million on April 15, 1999. Included among the guaranteed obligations was payment under two promissory notes that CDCUK delivered to the seller for the purchase price and payment of the preferred stock dividends due to the seller from April 1, 1999 through March 31, 2001. The Partnership guaranty was augmented with an undertaking by Centex Homes, the sole limited partner of the Partnership, that if the Partnership did not have sufficient funds to satisfy its obligations, Centex Homes would make such capital contributions to the Partnership as might be necessary to enable the Partnership to satisfy those obligations. Further supplementing the undertaking by Centex Homes, Centex agreed that if Centex Homes did not perform its obligations, Centex would take appropriate action to cause the performance of those obligations. Payment of the negotiable note delivered in connection with the acquisition was primarily secured by a letter of credit issued by a United Kingdom bank. In order to procure the letter of credit, the Partnership guaranteed payment of the principal amount when due to the bank. Centex also provided an assurance to the bank that if the Partnership did not meet its obligations, Centex would cause the Partnership to have sufficient funds for the Partnership to perform its obligations, primarily through Centex’s purchase of limited partnership units in the Partnership. On March 30, 2001, both promissory notes were paid in full, less a $6.9 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representation and warranties by the seller under the share purchase agreement.

      Under the partnership agreement, Class C Units may be issued in exchange for assets acquired and capital received from a limited partner or from an entity that is to be admitted as a limited partner. Centex

Homes is currently the sole limited partner of the Partnership. During fiscal 2001, the Partnership acquired assets and received capital valued at $146.1 million from Centex Homes in exchange for 146,112 Class C Units.

      The partnership agreement provides that the holders of Class A Units and Class C Units are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. As noted above, Centex Homes is currently the sole limited partner of the Partnership and the sole holder of all outstanding Class A Units and Class C Units. During fiscal 2001, the Partnership made no preference payments to Centex Homes. At March 31, 2001, unpaid preference accruals totaled $21.2 million, and Unrecovered Capital for Class A Units and Class C Units totaled $32.8 million and $181.2 million, respectively.

(N) INCOME TAXES

      At March 31, 2001, Holding had operating loss carryforwards for income tax reporting purposes of $3.4 million. If unused, the loss carryforwards will expire in fiscal years 2008 through 2021. Holding has not recognized these tax assets in its balance sheet due to its history of operating losses. Holding joins with its subsidiaries in filing consolidated income tax returns. The taxable income of the Partnership has been allocated to the holders of the Class A and Class C Units. Accordingly, no tax provision for Partnership earnings is shown in the combining financial statements.

(O) SUBSEQUENT EVENTS

      Subsequent to March 31, 2001, the Partnership sold the 400-unit Sheffield apartment complex located in Grand Prairie, Texas for $23 million. The sale generated earnings of $2 million. Net sales proceeds of approximately $22.7 million were used in part to repay Notes Payable-Other of $19.6 million.

      Subsequent to March 31, 2001, a subsidiary of the Partnership purchased approximately 43 acres in South Kohala, Hawaii, from an unaffiliated third party. The total consideration of $33 million consisted of a $32 million purchase money mortgage note and a $1 million cash payment. Concurrently, Centex Homes has deposited $1 million with the subsidiary as an option payment for the purchase of the property.

Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS OF 3333 HOLDING CORPORATION:

      We have audited the accompanying combining balance sheets of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2001 and 2000, and the related combining statements of operations, cash flows, and stockholders’ equity and partners’ capital for each of the three years in the period ended March 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial positions of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2001 and 2000, and the individual and combined results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of real estate and accumulated depreciation listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Dallas, Texas,

    May 15, 2001

Quarterly Results (Unaudited)
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2001	2000	2001	2000	2001	2000

			Centex Development		3333 Holding
			Company, L.P. and		Corporation
	Combined		Subsidiaries		and Subsidiary

First Quarter

Revenues	$71,117	$78,669	$71,116	$78,669	$1	$150

Earnings (Loss) Before Taxes	$1,047	$281	$1,151	$854	$(104)	$(573)

Net Earnings (Loss)	$401	$20	$505	$593	$(104)	$(573)

Earnings (Loss) Per Unit/Share			$7.49	$10.01	$(104)	$(573)

Average Units Outstanding			67,356	59,270	—	—

Average Shares Outstanding			—	—	1,000	1,000

Second Quarter

Revenues	$70,641	$91,130	$70,641	$91,130	$—	$154

Earnings (Loss) Before Taxes	$(775)	$367	$(657)	$869	$(118)	$(502)

Net Earnings (Loss)	$(186)	$56	$(68)	$558	$(118)	$(502)

Earnings (Loss) Per Unit/Share			$(0.96)	$9.09	$(118)	$(502)

Average Units Outstanding			70,669	61,399	—	—

Average Shares Outstanding			—	—	1,000	1,000

Third Quarter

Revenues	$80,752	$79,450	$80,752	$79,450	$—	$153

Earnings (Loss) Before Taxes	$2,721	$(83)	$2,858	$(77)	$(137)	$(6)

Net Earnings (Loss)	$3,649	$(112)	$3,786	$(106)	$(137)	$(6)

Earnings (Loss) Per Unit/Share			$53.57	$(1.66)	$(137)	$(6)

Average Units Outstanding			70,669	63,773	—	—

Average Shares Outstanding			—	—	1,000	1,000

Fourth Quarter

Revenues	$116,807	$128,950	$116,807	$128,950	$1,000	$150

Earnings (Loss) Before Taxes	$1,381	$3,725	$1,768	$3,771	$(387)	$(46)

Net Earnings (Loss)	$752	$492	$1,139	$538	$(387)	$(46)

Earnings (Loss) Per Unit/Share			$15.76	$7.98	$(387)	$(46)

Average Units Outstanding			72,256	67,342	—	—

Average Shares Outstanding			—	—	1,000	1,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Holding

      Except for the information relating to the executive officers of Holding, which follows Item 4 of Part I of Part B of this Report and is incorporated herein by reference, the information called for by this Item 10 with respect to Holding is incorporated herein by reference to the information included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Holding’s Proxy Statement for the July 19, 2001 Annual Meeting of Stockholders (the “2001 Holding Proxy Statement”).

The Partnership

      Except for the information relating to the executive officers of the Partnership’s general partner, Development, which follows Item 4 of Part I of Part B of this Report and is incorporated herein by reference, and except for the additional information regarding the Partnership set forth below, the information called for by this Item 10 with respect to the Partnership and the directors and executive officers of the Partnership’s general partner, Development, is incorporated herein by reference to the information included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2001 Holding Proxy Statement.

      The Partnership has no directors or officers and, instead, is managed by Development, its sole general partner. Directors and officers of Holding hold the same positions with Development and, together with the other officers of Development, perform all executive management functions required for the Partnership. The limited partners of the Partnership have no power to direct or participate in the control of the Partnership or to remove the general partner. Through its Board of Directors, a majority of whom are independent outside directors, Development manages how the Partnership conducts its activities, including the acquisition, development, maintenance, and sales of properties belonging to the Partnership and all other decisions regarding the Partnership’s business or operations. See “Item 1. Business.”

Management Agreement

      The Partnership has entered into a management agreement (the “Management Agreement”) pursuant to which Holding may acquire, develop, maintain, and sell properties of the Partnership for and on behalf of the Partnership and provide certain administrative and clerical services required by the Partnership that are not performed by the employees of the Partnership. From time to time, Holding delegates the performance of certain responsibilities to Centex Service under the terms of a services agreement between Holding and Centex Service.

      Holding is entitled to reimbursement from the Partnership for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the Management Agreement, plus a $25,000 quarterly managerial fee. During fiscal 2001, Holding received $1.0 million from the Partnership for its services.

      The term of the Management Agreement is subject to automatic renewal for successive one-year terms unless either party elects to terminate the Management Agreement upon at least 30 days written notice prior to March 31 of any year. However, it may not be terminated by the Partnership (other than in the event of a breach by Holding constituting gross negligence or willful or wanton misconduct) prior to the latest of the Detachment of the Stockholder Warrants from Centex Common Stock or, Payout (as defined in Partnership Agreement).

ITEM 11. EXECUTIVE COMPENSATION

Holding

      The information called for by this Item 11 with respect to Holding is incorporated herein by reference to the information included under the caption “Executive Compensation” in the 2001 Holding Proxy Statement.

The Partnership

      Except for the additional information regarding the Partnership set forth below, the information called for by this Item 11 with respect to the Partnership and the directors and executive officers of the Partnership’s general partner, Development, is incorporated herein by reference to the information included under the captions “Board Meetings, Fees, Committees and Attendance Records” and “Executive Compensation” in the 2001 Holding Proxy Statement.

      As noted above, the Partnership does not have any directors or officers and, instead, is managed by its sole general partner, Development. See “Item 10. Directors and Executive Officers of the Registrants.” Under the terms of the Partnership Agreement, Development, as general partner, is entitled to be allocated certain items of income and loss of the Partnership and to receive certain distributions of cash from the Partnership depending upon the level of income and cash available for distribution and whether Payout has occurred. For a summary of these rights and benefits, see Note (L) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 114-115 of this Report. Except as described above, and except for the right to be reimbursed for certain expenses, Development does not receive any compensation from the Partnership with respect to its duties and obligations as general partner of the Partnership.

      The executive officers of Development did not receive any remuneration from Development for the year ended March 31, 2001. Directors of Development who are neither officers nor employees of Development, the Partnership, Centex, or Centex’s subsidiaries received compensation from Development in the form of directors’ and committee members’ fees. During fiscal 2001, each executive officer of Development received remuneration from Centex or one of its subsidiaries and from the Partnership in his respective capacity as an officer or employee thereof. Other than as previously described, none of the directors or executive officers of Development received any additional compensation from Centex or any of its subsidiaries for services rendered on behalf of Development or the Partnership during fiscal 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holding

      The information called for by this Item 12 with respect to Holding is incorporated herein by reference to the information included and referenced under the caption “Security Ownership of Management and Certain Beneficial Owners” in the 2001 Holding Proxy Statement.

The Partnership

      The following table sets forth certain information with respect to the beneficial ownership of the equity securities of the Partnership as of May 31, 2001 by Development, the directors and executive officers of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to the Partnership to be the beneficial owner of more than 5% of any class of the Partnership’s equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of such securities has the sole voting and investment power with respect thereto.

		Number of
		Units
	Name of	or Warrants	Percent
Title of Class*	Beneficial Owner**	Owned	of Class

General Partner Interest(1)	3333 Development Corporation 2728 N. Harwood Dallas, Texas 75201	All	100%

Class A Units(2)	Centex Homes 2728 N. Harwood Dallas, Texas 75201	32,260.085	100%

Stockholder Warrants(3)	3333 Development Corporation Richard C. Decker(4)	— 1	*** ***

	Josiah O. Low, III	—	***

	Todd D. Newman (4)	—	***

	David M. Sherer	—	***

	Stephen M. Weinberg(4)	—	***

	Roger O. West	—	***

	All directors and executive officers of Development as a group (6 persons)(4)	1	***

	AXA Assurances I.A.R.D. Mutuelle(5) AXA Assurances Vie Mutuelle AXA Conseil Vie Assurance Mutuelle 370, rue Saint Honore 75001 Paris, France	53	5.89%

	AXA Courtage Assurance Mutuelle 26, rue Louis le Grand 75002 Paris, France

	AXA 25, avenue Matignon 75008 Paris, France

		Number of
		Units
	Name of	or Warrants	Percent
Title of Class*	Beneficial Owner**	Owned	of Class

	AXA Financial, Inc. 1290 Avenue of the Americas New York, New York 10104

	Sanford C. Bernstein & Co., Inc.(6) 767 Fifth Avenue New York, New York 10153	51	5.67%

	Barclays Global Investors, N.A.(7) Barclays Global Fund Advisors 45 Fremont Street San Francisco, California 94105	49	5.44%

	Barclays Global Investors, LTD. Murray House 1 Royal Mint Court London, England EC3 NHH

Barclays Trust and Banking Company (Japan) Ltd.
Ebisu Prime Square Tower
8th Floor, 1-1-39 Hiroo, Shibuya-Ku
Tokyo, Japan 150-8402
Barclays Fund Limited
Gredley House, 11 The Broadway
	Stratford, England E15 4BJ

	Greenhaven Associates, Inc.(8) Three Manhattanville Road Purchase, New York 10577	45	5.00%

Centex Class B Unit Warrants(9)	Centex Corporation 2728 N. Harwood Dallas, Texas 75201	100	100%

Class B Units(10)	Centex Corporation 2728 N. Harwood Dallas, Texas 75201	350	28%

Class C Units(11)	Centex Homes 2728 N. Harwood Dallas, Texas 75201	181,193.947	100%

*	Under the terms of the Partnership Agreement, the Partnership is managed by a sole corporate general partner and none of the present classes of the Partnership’s securities are “voting securities” within the meaning of the rules and regulations of the Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of the Partnership’s equity securities has been set forth in accordance with such rules and regulations.

**	The address of any person who is the beneficial owner of more than 5% of a class of the Partnership’s securities is also included.

***	Less than 1%.

(1)	In connection with the formation of the Partnership, Development made a capital contribution to the Partnership of $767,182, in exchange for Development’s general partner interest in the Partnership. As general partner, Development is entitled to receive allocations of income and loss and distributions of property from the Partnership.

(2)	The Class A Units were issued to certain wholly-owned subsidiaries of Centex in exchange for the Original Properties, as defined in the Partnership Agreement. Record title to the Class A Units presently is held by Centex Homes. See “Item 1. Business — General Development of Business.” As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

(3)	The Nominee holds record title to the Stockholder Warrants, which are exercisable for Class B Units, for the benefit of Centex Stockholders pursuant to the Nominee Agreement. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.” However, the Nominee has no power to vote the Class B Units issuable upon exercise of the Stockholder Warrants or to direct the investment of the Stockholder Warrants or such Class B Units. Beneficial ownership of the Stockholder Warrants is, by virtue of the Nominee arrangement, indirect and undivided. The number of Stockholder Warrants listed as beneficially owned has been rounded to the nearest whole warrant.

(4)	Shares of Centex Common Stock (and therefore a beneficial interest in Stockholder Warrants) covered by stock options that are outstanding under the Centex Corporation Amended and Restated 1987 Stock Option Plan and the Fourth Amended and Restated 1998 Centex Corporation Employee Non-qualified Stock Option Plan and exercisable on May 31, 2001 or within 60 days thereafter are included as “beneficially owned” pursuant to the rules and regulations of the Commission. Amounts include the following shares of Centex Common Stock (and therefore a beneficial interest in the following Stockholder Warrants) that may be acquired upon exercise of such stock options: Mr. Decker — 46,375 shares (and therefore a beneficial interest in .69 Stockholder Warrants); Mr. Newman — 375 shares (and therefore a beneficial interest in .01 Stockholder Warrants); Mr. Weinberg — 26,250 shares (and therefore a beneficial interest in .39 Stockholder Warrants); and all directors and executive officers of Development as a group (6 persons) — 73,000 shares (and therefore a beneficial interest in 1.09 Stockholder Warrants). In addition, this table includes shares of Centex Common Stock (and therefore a beneficial interest in Stockholder Warrants) that may be beneficially owned as of May 31, 2001 pursuant to the Centex Common Stock Fund of the Profit Sharing and Retirement Plan of Centex Corporation, a defined contribution plan, as follows: Mr. Weinberg — 4,944 shares (and therefore a beneficial interest in .07 Stockholder Warrants); and all directors and executive officers of Development as a group (6 persons) — 4,944 shares (and therefore a beneficial interest in .07 Stockholder Warrants).

(5)	Based solely upon information contained in the Schedule 13G of AXA Financial, Inc. (“AXA Financial”), AXA (“AXA”), which beneficially owns a majority interest in AXA Financial, and AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle and AXA Courtage Assurance Mutuelle (collectively, the “Mutuelles AXA”), which as a group control AXA, filed with the Commission on February 12, 2001 with respect to shares of Centex Common Stock owned as of December 31, 2000 (the “AXA 13G”), but calculating the percentage shown by dividing the number of Stockholder Warrants represented by such shares of Centex Common Stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to the AXA 13G, such number includes 1,639,357 shares of Centex Common Stock (and therefore a beneficial interest in 24.44 Stockholder Warrants) over which AXA Financial, AXA and the Mutuelles AXA (collectively, the “AXA Entities”) had sole voting power, 359,067 share of Centex Common Stock (and therefore a beneficial interest in 5.35 Stockholder Warrants) over which the AXA Entities had share voting power, 3,372,737 shares of Centex Common Stock (and therefore a beneficial interest in 50.28 Stockholder Warrants) over which the AXA Entities had sole dispositive power and 184,100 shares of Centex Common Stock (and therefore a beneficial interest in 2.74 Stockholder Warrants) over which the AXA Entities had shared dispositive power.

(6)	Based solely upon information contained in the Schedule 13G of Sanford C. Bernstein & Co. (“Bernstein”) filed with the Commission on February 8, 2000 with respect to shares of Centex Common Stock owned as of December 31, 1999 (the “Bernstein 13G”), but calculating the percentage shown by dividing the number of Stockholder Warrants represented by such shares of Centex Common Stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to the Bernstein 13G, such number includes 1,306,775 shares of Centex Common Stock (and therefore a beneficial interest in 19.48 Stockholder Warrants) over which Bernstein had sole voting or dispositive power, 416,340 shares of Centex Common Stock (and therefore a beneficial interest in 6.21 Stockholder Warrants) over which Bernstein had shared voting power and 3,449,075 shares of Centex Common Stock (and therefore a beneficial interest in 51.42 Stockholder Warrants) over which Bernstein had sole dispositive power. According to the Bernstein 13G, with respect to the 416,340 shares of Centex Common Stock (and therefore a beneficial interest in 6.21 Stockholder Warrants) over which Bernstein had shared voting power, Bernstein’s clients have appointed an independent voting agent which has instructions to vote such shares in the same manner as Bernstein.

(7)	Based solely upon information contained in the Schedule 13G of Barclays Global Investors, N.A. (“Barclays Investors”), Barclays Global Fund Advisors (“Barclays Advisors”), Barclays Global Investors, LTD. (“Barclays Investors LTD.”), Barclays Trust and Banking Company (Japan) Ltd. (“Barclays Japan”) and Barclays Fund Limited (“Barclays Fund”), filed with the Commission on February 14, 2001 with respect to shares of Centex Common Stock owned as of December 31, 2000 (the “Barclays 13G”), but calculating the percentage shown by dividing the number of Stockholder Warrants represented by such shares of Centex Common Stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to the Barclays 13G, such number includes 2,832,655 shares of Centex Common Stock (and therefore a beneficial interest in 42.23 Stockholder Warrants) over which Barclays Investors had sole voting power and 3,027,128 shares of Centex Common Stock (and therefore a beneficial interest in 45.13 Stockholder Warrants) over which Barclays Investors had sole dispositive power, 140,388 shares of Centex Common Stock (and therefore a beneficial interest in 2.09 Stockholder Warrants) over which Barclays Advisors had sole voting power and 140,779 shares of Centex Common Stock (and therefore a beneficial interest in 2.10 Stockholder Warrants) over which Barclays Advisors had sole dispositive power, 79,880 shares of Centex Common Stock (and therefore a beneficial interest in 1.19 Stockholder Warrants) over which Barclays Investors LTD. had sole voting power and 79,880 shares of Centex Common Stock (and therefore a beneficial interest in 1.19 Stockholder Warrants) over which Barclays Investors LTD. had sole dispositive power, 20,439 shares of Centex Common Stock (and therefore a beneficial interest in .30 Stockholder Warrants) over which Barclays Japan had both sole voting power and sole dispositive power, and 4,115 shares of Centex Common Stock (and therefore a beneficial interest in .06 Stockholder Warrants) over which Barclays Fund had both sole voting power and sole dispositive power.

(8)	Based solely upon information contained in the Schedule 13G of Greenhaven Associates, Inc. filed with the Commission on January 11, 2001 with respect to shares of Centex Common Stock owned as of December 31, 2000 (the “Greenhaven 13G”), but calculating the percentage shown by dividing the number of Stockholder Warrants represented by such shares of Centex Common Stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to the Greenhaven 13G, such number includes 450,200 shares of Centex Common Stock (and therefore a beneficial interest in 6.71 Stockholder Warrants) over which Greenhaven Associates, Inc. had both sole voting power and sole dispositive power, and 2,598,000 shares of Centex Common Stock (and therefore a beneficial interest in 38.73 Stockholder Warrants) over which Greenhaven Associates, Inc. had shared dispositive power.

(9)	On November 30, 1987, Centex acquired from the Partnership 100 warrants (the “Centex Class B Unit Warrants”) to purchase a like number of Class B Units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manner in which they may be subdivided (and the corresponding exercise price) and the applicable exercise period. See Note (M) of the Notes to the Holding/Partnership Combining Financial Statements included on pages 115-117 of this Report.

(10)	Presently, there are no Class B Units issued or outstanding. The Class B Units issuable upon exercise of the Stockholder Warrants have not been shown as “beneficially owned” under the rules and regulations of the Commission promulgated pursuant to the Exchange Act because the beneficial owners of the Stockholder Warrants have no present right to exercise the Stockholder Warrants and acquire Class B Units. For the purpose of calculating Centex’s beneficial interest in Class B Units, Class B Units that may be acquired upon the exercise of the Centex Class B Unit Warrants (100 total) and the Class B Units that may be acquired upon conversion of outstanding Class A Units and Class C Units held by Centex Homes as of the date of the exercise of the Stockholder Warrants (250 total), which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex Common Stock, are included as “beneficially owned” pursuant to the rules and regulations of the Commission promulgated pursuant to the Exchange Act. See footnotes (2), (3) and (11). The number of Class B Units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B Units but that no subdivision of any of the warrants has occurred; however, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any such subdivision or combination would necessarily change the number of Class B Units beneficially owned and the percent of class represented thereby.

(11)	The Class C Units were issued in exchange for assets acquired by the Partnership from Centex Homes. See “Item 1. Business — General Development of Business.” As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A Units and Class C Units will be automatically converted collectively into (i) a number of Class B Units equal to 20% of the total number of Class B Units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants (see footnote (3)) and (ii) a like number of Class A Units and Class C Units. The Class A Units and Class C Units will be automatically canceled upon Payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item 13 with respect to Holding and the Partnership is incorporated    herein by reference to the information included under the caption “Certain Transactions” in the 2001 Holding Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

(1)		Financial Statements

The combining balance sheets of Holding and subsidiary and the Partnership and subsidiaries as of March 31, 2001 and 2000, and the related combining statements of operations, cash flows, and stockholders’ equity and partners’ capital for each of the three years in the period ended March 31, 2001, together with the accompanying notes to combining financial statements and the Report of Independent Public Accountants on pages 100-118; of this Report.

(2)		Schedules

(3)		Exhibits

	(A)	Holding

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a)(1) of this Item 14.

The information on exhibits required by this Item 14 with respect to Holding is set forth in the Index to Exhibits-3333 Holding Corporation and Subsidiary appearing on pages 134-135 of this Report.

	(B)	The Partnership

Real Estate and Accumulated Depreciation — Schedule III, filed as Exhibit 99.1 to this Report.

The information on exhibits required by this Item 14 is set forth in the Index to Exhibits-Centex Development Company, L.P. and Subsidiaries appearing on pages 136-139 of this Report.

(b)	Reports on Form 8-K: No reports on Form 8-K have been filed for either Holding or the Partnership during the last quarter of the period covered by this Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 Holding Corporation
Registrant

June 15, 2001	By:	/s/ Stephen M. Weinberg
Stephen M. Weinberg, Director, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

June 15, 2001		/s/ Stephen M. Weinberg
Stephen M. Weinberg, Director, President and Chief Executive Officer (principal executive officer)

June 15, 2001		/s/ Todd D. Newman
Todd D. Newman, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

	Directors:	Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West

June 15, 2001	By:	/s/ Stephen M. Weinberg
Stephen M. Weinberg, Individually and as Attorney-in-Fact*

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centex Development Company, L.P.

Registrant

	By:	3333 Development Corporation, General Partner

June 15, 2001	By:	/s/ Stephen M. Weinberg
Stephen M. Weinberg, Director, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.

June 15, 2001		/s/ Stephen M. Weinberg
Stephen M. Weinberg, Director, President and Chief Executive Officer (principal executive officer)

June 15, 2001		/s/ Todd D. Newman
Todd D. Newman, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

	Directors:	Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West

June 15, 2001	By:	/s/ Stephen M. Weinberg
Stephen M. Weinberg, Individually and as Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

INDEX TO EXHIBITS

CENTEX CORPORATION
AND SUBSIDIARIES

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”)
Exhibit 4.1 of Centex to Joint Registration Statement of Centex, 3333 Holding Corporation (“Holding”), and Centex Development Company, L.P. (the “Partnership”) on Form S-8 (File Nos. 333-55717, 333-55717-01, and 333-55717-02, respectively) filed with the Securities and Exchange Commission (the “Commission”) on June 1, 1998 (the “1998 Form S-8”)

3.2	Amended and Restated By-laws of Centex	Exhibit 3.2 of Centex to the amended Joint Annual Report on Form 10-K/A of Centex, Holding, and the Partnership for the fiscal year ended March 31, 1999 (the “1999 Form 10-K/A”)

4.1	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)
Exhibit 4.3 to Joint Registration Statement of Centex, Holding and the Partnership on Form S-8 (File Nos. 333-28229, 333-28229-01, and 333-28229-02, respectively) filed with the Commission on June 2, 1997 (the “1997 Form S-8”)

4.2	Nominee Agreement, dated as of November 30, 1987, by and between Centex, Holding, the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.2 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding, and the Partnership for the fiscal year ended March 31, 1993 (the “1993 Form 10-K”)

4.3
Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent

Exhibit 4.15 to Joint Registration Statement of Centex, Holding, and the Partnership on Form S-3 (File Nos. 333-54722, 333-54722-01, and 333-54722-02, respectively) filed with the Commission on January 31, 2001 (the “2001 Form S-3”)

4.4	Rights Agreement, dated as of October 2, 1996, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4 to the Registration Statement of Centex on Form 8-A (File No. 1-6776) filed with the Commission on October 8, 1996 (the “1996 Form 8-A”)

INDEX TO EXHIBITS

CENTEX CORPORATION
AND SUBSIDIARIES — Continued

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

4.5	Amendment No. 1 to Rights Agreement, dated as of February 18, 1999, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4.2 to Amendment No. 1, filed with the Commission on February 22, 1999, to the 1996 Form 8-A

4.6
Instruments with respect to long-term debt, which do not exceed 10% of the total assets of Centex and its subsidiaries, have not been filed; Centex agrees to furnish a copy of such instruments to the Commission upon request
Not Applicable

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.1 of Centex to the Joint Quarterly Report on Form 10-Q of Centex, Holding, and the Partnership for the fiscal quarter ended September 30, 2000

10.2	Fourth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan*	Filed herewith

10.3	Executive Employment Agreement, dated as of September 17, 1990, between Centex and Laurence E. Hirsch*	Exhibit 10.6 to the 1993 Form 10-K

10.4	Executive Employment Agreement, dated as of January 18, 1991, between Centex and David W. Quinn*	Exhibit 10.7 to the 1993 Form 10-K

10.5a	Executive Employment Agreement, dated as of June 1, 2000, between Centex and Leldon E. Echols*	Filed herewith

INDEX TO EXHIBITS

CENTEX CORPORATION
AND SUBSIDIARIES — Continued

	Exhibit		Filed Herewith or
	Number	Exhibit	Incorporated by Reference

10.6		Centex Corporation $2,100,000 Convertible Subordinated Note issued to Laurence E. Hirsch on May 28, 1999*	Exhibit 10.8 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding, and the Partnership for the fiscal year ended March 31, 2000 (the “2000 Form 10-K”)

10.7		Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.9 to the 2000 Form 10-K

10.8		Centex Corporation Deferred Compensation Plan*	Exhibit 4 to Registration Statement of Centex on Form S-8 (File No. 333-37956) filed with the Commission on May 26, 2000

10.9
Credit Agreement dated as of August 9, 2000, among Centex, Bank of America, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Citibank N.A. as Documentation Agent, and the lenders named therein
Filed herewith

21		List of Subsidiaries of Centex, Holding and the Partnership	Filed herewith

23		Consent of Independent Public Accountants	Filed herewith

24.1		Powers of Attorney	Filed herewith

*	Management contract or compensatory plan or arrangement

INDEX TO EXHIBITS

3333 HOLDING CORPORATION
AND SUBSIDIARY

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Articles of Incorporation of Holding
Exhibit 3.2a to Amendment No. 1, filed with the Commission on October 15, 1987 (“Amendment No. 1”), to the Registration Statement of Holding on Form 10 (File No. 1-9624), filed with the Commission on July 13, 1987 (the “Holding Registration Statement”)

3.2	By-laws of Holding, as amended	Exhibit 3.2 of Holding to the 1993 Form 10-K

4.1	Specimen Holding common stock certificate	Exhibit 4.1 to Amendment No. 1

4.2	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to the 1997 Form S-8

4.3	Nominee Agreement, dated as of November 30, 1987, by and between Centex, Holding, the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.3 of Holding to the 1993 Form 10-K

4.4
Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent
Exhibit 4.15 to the 2001 Form S-3

4.6	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between Holding and Centex	Exhibit 4.4 of Holding to the 1993 Form 10-K

10.1	Services Agreement, dated as of May 5, 1987, by and between Holding and Centex Service Company (“Centex Service”)	Exhibit 10.1 to Amendment No. 3, filed with the Commission on November 24, 1987 (“Amendment No. 3”), to the Holding Registration Statement

INDEX TO EXHIBITS

3333 HOLDING CORPORATION
AND SUBSIDIARY — Continued

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.2	Management Agreement by and between Holding and the Partnership dated as of April 1, 1994	Exhibit 10.4 of Holding to the Joint Annual Report on Form 10-K of Centex, Holding, and the Partnership for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

10.3	Amendment No.1 to Management Agreement by and between the Partnership and Holding dated as of October 1, 1996	Exhibit 10.5 of Holding to the 1998 Form 10-K

21	Subsidiaries of Holding	Exhibit 21 of Centex Exhibits filed herewith

23	Consent of Independent Public Accountants	Exhibit 23 of Centex Exhibits filed herewith

24.2	Powers of Attorney	Filed herewith

INDEX TO EXHIBITS

CENTEX DEVELOPMENT COMPANY, L.P.
AND SUBSIDIARIES

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Articles of Incorporation of Development, as amended
Exhibit 3.2a to Amendment No. 1, filed with the Commission on October 15, 1987 (the “Partnership Amendment No. 1”), to the Registration Statement of the Partnership on Form 10 (File No. 1-9625), filed with the Commission on July 13, 1987 (the “Partnership Registration Statement”)

3.2	By-laws of Development, as amended	Exhibit 3.2 of the Partnership to the 1993 Form 10-K

4.1	Certificate of Limited Partnership of the Partnership	Exhibit 4.1 to the Partnership Registration Statement

4.2	Second Amended and Restated Agreement of Limited Partnership of the Partnership	Exhibit 4.4 to the 1998 Form S-8

4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the Partnership	Exhibit 4.6 to the 1999 Form 10-K/A

4.4	Specimen certificate for Class A limited partnership units	Exhibit 4.3 to the Partnership Registration Statement

4.5	Specimen certificate for Class B limited partnership units	Exhibit 4.4 to the Partnership Registration Statement

4.6	Specimen certificate for Class C limited partnership units	Exhibit 4.7 to 1998 Form S-8

4.7	Warrant Agreement, dated as of November 30, 1987, by and between the Partnership and Centex	Exhibit 4.5 of the Partnership to the 1993 Form 10-K

4.8	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between the Partnership and Centex	Exhibit 4.9 of the Partnership to the 1993 Form 10-K

INDEX TO EXHIBITS

CENTEX DEVELOPMENT COMPANY, L.P.
AND SUBSIDIARIES — Continued

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

4.9	Specimen warrant certificate	Exhibit 4.6 to Amendment No. 3, filed with the Commission on November 24, 1987, to the Partnership Registration Statement

4.10	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to the 1997 Form S-8

4.11	Nominee Agreement, dated as of November 30, 1987, by and between Centex, Holding, the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.8 of the Partnership to the 1993 Form 10-K

4.12
Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent
Exhibit 4.15 to the 2001 Form S-3

4.13	Form of Operating Partnership Agreement	Exhibit 4.9 to the Partnership Registration Statement

4.14
Instruments with respect to long-term debt, which do not exceed 10% of the total assets of the Partnership and its subsidiaries, have not been filed; the Partnership agrees to furnish a copy of such instruments to the Commission upon request
Not applicable

10.1	Management Agreement, dated as of April 1, 1994, by and between the Partnership and Holding	Exhibit 10.4 of the Partnership to the 1998 Form 10-K

INDEX TO EXHIBITS

CENTEX DEVELOPMENT COMPANY, L.P.
AND SUBSIDIARIES — Continued

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.2	Amendment No. 1 to Management Agreement, dated as of October 1, 1996, by and between the Partnership and Holding	Exhibit 10.5 of the Partnership to the 1998 Form 10-K

10.3	Instrument constituting Guaranteed Unsecured Set Off Loan Notes 2001 dated April 15, 1999 made by Centex Development Company UK Limited (“CDCUK”)	Exhibit 4.13 of the Partnership to the Joint Quarterly Report on Form 10-Q of Centex, Holding, and the Partnership for the fiscal quarter ended September 30, 1999

10.4	Share Purchase Agreement dated April 15, 1999 by among AMEC Plc, as Guarantor, AMEC Finance Limited, as Seller, and Centex Development Company UK Limited, as Purchaser	Exhibit 10.18 to the Current Report on Form 8-K of the Partnership filed April 29, 1999

10.5b	Agreement dated March 30, 2001 - £100,000,000 Credit Facility for Fairclough Homes Group Limited (“Fairclough”) arranged by The Royal Bank of Scotland PLC	Filed herewith

10.6	Facility Agreement dated March 28, 2001, by and between the Partnership, as lender, and CDCUK, as borrower	Filed herewith

10.7	Facility Agreement dated March 28, 2001, by and between Fairclough, as lender, and CDCUK, as borrower	Filed herewith

10.8	Asset Purchase Agreement dated as of March 30, 2001, between the Partnership and Calton Homes, Inc.	Filed herewith

INDEX TO EXHIBITS

CENTEX DEVELOPMENT COMPANY, L.P.
AND SUBSIDIARIES — Continued

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

21	Subsidiaries of the Partnership	Exhibit 21 of Centex Exhibits filed herewith

23	Consent of Independent Public Accountants	Exhibit 23 of Centex Exhibits filed herewith

24.3	Powers of Attorney	Filed herewith

99.1	Real Estate and Accumulated Depreciation — Schedule III	Filed herewith