Form 10-Q
period 2001-09-30
CENTEX CORP; CENTEX DEVELOPMENT CO LP; 3333 HOLDING CORP
filed 2001-11-14
CIK 18532, 818764, 818762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

September 30, 2001

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

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on October 31, 2001:

Centex Corporation 3333 Holding Corporation Centex Development Company, L.P. Centex Development Company, L.P.	Common Stock Common Stock Class A Units of Limited Partnership Interest Class C Units of Limited Partnership Interest	60,761,432 shares 1,000 shares 32,260 units 196,968 units

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

September 30, 2001

Centex Corporation and Subsidiaries

i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

ii

Centex Corporation and Subsidiaries

Part I. Financial Information

Condensed Consolidated Financial Statements

ITEM 1.

        The condensed consolidated financial statements include the accounts of Centex Corporation and subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. References herein to “Centex” or the “Company” will include all subsidiaries of Centex Corporation, through which all operations are conducted, except where the context indicates that such reference is only to the registrant, Centex Corporation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the information in the following condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,

	2001	2000

Revenues
Home Building
Conventional Homes	$1,170,721	$1,027,003
Manufactured Homes	31,457	33,797
Financial Services	165,973	106,500
Construction Products	129,545	114,876
Contracting and Construction Services	336,796	330,445
Investment Real Estate	23,225	3,163
Home Services	25,916	—

	1,883,633	1,615,784

Costs and Expenses
Home Building
Conventional Homes	1,047,743	937,444
Manufactured Homes	31,392	34,890
Financial Services	136,712	104,295
Construction Products	107,014	82,313
Contracting and Construction Services	329,475	323,879
Investment Real Estate	7,091	(3,910)
Home Services and Other	23,333	(1,597)
Corporate General and Administrative	12,980	8,774
Interest Expense	29,342	22,274
Minority Interest	6,237	11,497

	1,731,319	1,519,859

Earning Before Income Taxes	152,314	95,925
Income Taxes	58,925	36,831

Net Earnings	$93,389	$59,094

Earnings Per Share

Basic	$1.54	$1.00

Diluted	$1.50	$0.98

Average Shares Outstanding
Basic	60,568,258	58,954,694

Common Share Equivalents
Options	1,314,175	949,184
Convertible Debenture/Restricted Stock	407,469	400,000

Diluted	62,289,902	60,303,878

Cash Dividends Per Share	$0.04	$0.04

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,

	2001	2000

Revenues
Home Building
Conventional Homes	$2,209,882	$1,914,025
Manufactured Homes	59,027	70,283
Financial Services	328,566	202,409
Construction Products	246,968	229,941
Contracting and Construction Services	650,429	629,104
Investment Real Estate	47,323	6,644
Home Services	50,583	—

	3,592,778	3,052,406

Costs And Expenses
Home Building
Conventional Homes	1,988,784	1,751,916
Manufactured Homes	60,518	71,473
Financial Services	274,135	200,136
Construction Products	211,495	161,199
Contracting and Construction Services	635,650	616,034
Investment Real Estate	15,934	(6,531)
Home Services and Other	46,082	(1,917)
Corporate General and Administrative	24,226	17,505
Interest Expense	56,584	44,064
Minority Interest	9,070	24,533

	3,322,478	2,878,412

Earnings Before Income Taxes	270,300	173,994
Income Taxes	101,695	66,695

Net Earnings	$168,605	$107,299

Earnings Per Share
Basic	$2.79	$1.82

Diluted	$2.72	$1.79

Average Shares Outstanding
Basic	60,372,690	58,879,433

Common Share Equivalents
Options	1,323,223	800,202
Convertible Debenture/Restricted Stock	404,786	400,000

Diluted	62,100,699	60,079,635

Cash Dividends Per Share	$0.08	$0.08

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	September 30,	March 31,
	2001*	2001**

Assets

Cash and Cash Equivalents	$62,038	$57,752
Restricted Cash	65,405	57,428
Receivables -
Residential Mortgage Loans	2,853,565	1,996,746
Other	635,386	606,069
Inventories	2,562,441	2,202,295
Investments -
Centex Development Company, L.P.	246,308	210,807
Joint Ventures and Other	113,799	72,035
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	740,934	729,099
Other Assets -
Deferred Income Taxes	36,641	43,116
Goodwill	355,894	323,971
Mortgage Securitization Residual Interest	139,070	146,394
Deferred Charges and Other	235,641	203,331

	$8,047,122	$6,649,043

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,348,774	$1,271,464
Debt -
Non-Financial Services	1,712,242	1,464,993
Financial Services	2,943,028	2,054,898
Payables to Affiliates	—	—
Minority Stockholders’ Interest	150,721	143,624
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock $.25 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding 60,535,915 and 59,929,344 respectively	15,179	14,982
Capital in Excess of Par Value	49,813	25,779
Unamortized Value of Restricted Stock	(2,802)	—
Retained Earnings	1,842,158	1,678,400
Treasury Stock, at cost; 223,517 shares and 0 shares, respectively	(6,611)	—
Accumulated Other Comprehensive Loss	(5,380)	(5,097)

Total Stockholders’ Equity	1,892,357	1,714,064

	$8,047,122	$6,649,043

See notes to condensed consolidated financial statements.
* Unaudited
** Condensed from audited financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

Centex Corporation		Financial Services

September 30,	March 31,	September 30,	March 31,
2001*	2001**	2001*	2001**

$49,921	$45,987	$12,117	$11,765
4,554	5,442	60,851	51,986

—	—	2,853,565	1,996,746
490,743	486,816	144,643	119,253
2,549,535	2,193,838	12,906	8,457

246,308	210,807	—	—
113,799	72,035	—	—
290,356	314,868	—	—
689,456	673,846	51,478	55,253

(282)	12,838	36,923	30,278
339,292	307,369	16,602	16,602
—	—	139,070	146,394
172,061	149,917	63,580	53,414

$4,945,743	$4,473,763	$3,391,735	$2,490,148

$1,193,164	$1,153,215	$155,610	$118,249

1,712,242	1,464,993	—	—
—	—	2,943,028	2,054,898
—	—	3,765	50,072
147,980	141,491	2,741	2,133

—	—	—	—

15,179	14,982	1	1
49,813	25,779	201,944	200,467
(2,802)	—	—	—
1,842,158	1,678,400	90,088	64,328
(6,611)	—	—	—
(5,380)	(5,097)	(5,442)	—

1,892,357	1,714,064	286,591	264,796

$4,945,743	$4,473,763	$3,391,735	$2,490,148

In the supplemental data presented above, “Centex Corporation” represents the adding together of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended September 30,

	2001	2000

Cash Flows — Operating Activities
Net Earnings	$168,605	$107,299

Adjustments -

Depreciation and Amortization	43,884	27,027
Deferred Income Taxes	7,016	(204)
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(5,596)	(984)
Minority Interest, net of taxes	6,033	15,603
Increase in Restricted Cash	(7,977)	(17,420)
Increase in Receivables	(29,317)	(56,291)
Increase in Residential Mortgage Loans	(856,819)	(793,818)
Increase in Inventories	(354,872)	(190,977)
Increase (Decrease) in Payables and Accruals	66,566	(7,843)
Increase in Other Assets	(65,542)	(62,789)
Other, net	1,064	(4,766)

	(1,026,955)	(985,163)

Cash Flows — Investing Activities
Increase in Advances to Centex Development Company, L.P. and Joint Ventures	(76,943)	(26,032)
Increase in Property and Equipment, net	(46,000)	(31,055)

	(122,943)	(57,087)

Cash Flows — Financing Activities
Increase in Short-Term Debt, net	976,713	187,950

Non-Financial Services

Issuance of Long-Term Debt	438,374	487,491
Repayment of Long-Term Debt	(560,661)	(329,292)

Financial Services
Issuance of Long-Term Debt	480,000	750,000
Repayment of Long-Term Debt	(199,047)	(9,052)
Retirement of Common Stock	—	(784)
Proceeds from Stock Option Exercises and Restricted Stock Activity	21,429	5,263
Purchase of Treasury Stock	(6,611)	—
Dividends Paid	(4,847)	(4,714)

	1,145,350	1,086,862

Effect of Exchange Rate Changes on Cash	8,834	685

Net Increase in Cash and Cash Equivalents	4,286	45,297
Cash and Cash Equivalents at Beginning of Period	57,752	135,853

Cash and Cash Equivalents at End of Period	$62,038	$181,150

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Dollars in thousands)
(unaudited)

(A)  A summary of comprehensive income for the three and six months ended September 30, 2001 is presented below:

	For the Three Months Ended	For the Six Months Ended
	September 30, 2001	September 30, 2001

Net Earnings	$93,389	$168,605
Other Comprehensive Income (Loss), net of tax:
Foreign Currency Translation Adjustments	7,461	8,834
Unrealized Loss on Hedging Instruments	(4,322)	(9,213)
Unrealized Gain on Investments	96	96

Comprehensive Income	$96,624	$168,322

      The Foreign Currency Translation Adjustments are primarily the result of Centex’s investment in Centex Development Company, L.P. and its subsidiaries, which have separate financial statements included elsewhere in this Report. The Unrealized Loss on Hedging Instruments represents the deferral in Other Comprehensive Income of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for derivative financial instruments is discussed in detail in Note (G) of this Report. The Unrealized Gain on Investments represent mark to market adjustments to securities available for sale by the Company.

(B)  A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
			Capital in	Value of		Treasury	Other
	Preferred	Common	Excess of	Restricted	Retained	Shares -	Comprehensive
	Stock	Stock	Par Value	Stock	Earnings	at Cost	(Loss) Income	Total

Balance, March 31, 2001	$—	$14,982	$25,779	$—	$1,678,400	$—	$(5,097)	$1,714,064
Net Earnings	—	—	—	—	168,605	—	—	168,605
Issuance of Restricted Stock	—	19	3,133	(3,152)	—	—	—	—
Amortization of Restricted Stock	—	—	—	350	—	—	—	350
Exercise of Stock Options	—	178	20,901	—	—	—	—	21,079
Cash Dividends	—	—	—	—	(4,847)	—	—	(4,847)
Purchases of Common Stock for Treasury	—	—	—	—	—	(6,656)	—	(6,656)
Treasury Stock Issued for Service Awards	—	—	—	—	—	45	—	45
Unrealized Loss on Hedging Instruments	—	—	—	—	—	—	(9,213)	(9,213)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	8,834	8,834
Unrealized Gain on Investments	—	—	—	—	—	—	96	96

Balance, September 30, 2001	$—	$15,179	$49,813	$(2,802)	$1,842,158	$(6,611)	$(5,380)	$1,892,357

(C)  In March 1987, certain subsidiaries of Centex Corporation (“Centex”) contributed to Centex Development Company, L.P. (the “Partnership”), a newly-formed master limited partnership, properties in exchange for 1,000 Class A limited partnership units (“Class A Units”) which were later converted to 32,260 new Class A Units. The Partnership was formed to enable the stockholders of Centex to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex’s traditional financial objectives.

        The Partnership is managed by its general partner, 3333 Development Corporation (“Development”), which is wholly-owned by 3333 Holding Corporation (“Holding”), a separate public company whose stock trades in tandem with Centex’s common stock. The common stock of Holding was distributed as a dividend to Centex stockholders in 1987, together with warrants (“Warrants”) to purchase approximately 80% of the Partnership’s Class B limited partnership units (“Class B Units”). These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex’s Board of Directors, but the Warrants will automatically become detached in November 2007.

        Three of the four Board members of Holding elected by stockholders of Centex are independent outside directors who are not directors, affiliates, or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and the independent Board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation, sale of properties, and other business transactions. The limited partners cannot remove the general partner.

        During fiscal 1998, the agreement governing the Partnership was amended to allow for the issuance of Class C limited partnership units (“Class C Units”). As of September 30, 2001, 196,968 Class C Units had been issued to Centex in exchange for assets, including cash and land, with a fair market value of $197.0 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, as the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash or other distributions representing return of capital contributions. As of September 30, 2001, Unrecovered Capital totaled $229.7 million, and preference payments in arrears amounted to $31.0 million. No preference payments have been made since fiscal 1998.

        Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets

	September 30,	March 31,
	2001	2001*

Assets
Cash and Cash Equivalents	$81,264	$60,786
Restricted Cash	65,405	57,428
Receivables	3,492,888	2,613,035
Inventories	3,098,931	2,629,733
Investments in Joint Ventures and Other	119,796	72,679
Property and Equipment, net	744,103	732,490
Other Assets	814,513	757,882

	$8,416,900	$6,924,033

Liabilities And Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,454,547	$1,352,467
Non-Financial Services Debt	1,975,498	1,658,894
Financial Services Debt	2,943,028	2,054,898
Minority Stockholders’ Interest	151,470	143,710
Stockholders’ Equity	1,892,357	1,714,064

	$8,416,900	$6,924,033

          *   Condensed from audited financial statements.

Supplementary Condensed Combined Statements of Earnings

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$3,756,213	$3,193,420
Costs and Expenses	3,485,204	3,019,369

Earnings Before Income Taxes	271,009	174,051
Income Taxes	102,404	66,752

Net Earnings	168,605	107,299
Other Comprehensive (Loss) Earnings	(283)	1,271

Comprehensive Income	$168,322	$108,570

(D)  The Company conducts its land acquisition and development activities directly and through its participation in joint ventures in which the Company holds less than a majority interest.

        The Company has paid $68 million for options, which expire at various dates through the year 2007, toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.5 billion in order to ensure the future availability of land for home building. The Company has committed to purchase land and developed lots totaling approximately $1.8 million.

(E)  Interest expenses relating to the Financial Services segments are included in its costs and expenses. Interest related to segments other than Financial Services is included as interest expense. For the three and six month periods ending September 30, 2001, $13.4 million and $23.8 million, respectively, of interest expense was capitalized to qualifying assets, principally within the Home Building segment, and $8.9 million and $15.4 million, respectively, of previously capitalized interest was charged to interest expense.

	For the Three Months Ended
	September 30,

Total Interest Incurred	$73,657	$45,894
Capitalized Interest, net	(4,455)	(2,750)
Less — Financial Services	(39,860)	(20,870)

Interest Expense, net	$29,342	$22,274

	For the Six Months Ended September 30,

	2001	2000

Total Interest Incurred	$140,824	$79,792
Capitalized Interest, net	(8,447)	(2,750)
Less — Financial Services	(75,793)	(32,978)

Interest Expense, net	$56,584	$44,064

(F)  The Company operates in six principal business segments: Home Building, Financial Services, Construction Products, Contracting and Construction Services, Investment Real Estate, and Home Services and Other. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

        Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $246 million) is included in the Investment Real Estate segment.

        The following tables set forth financial information relating to the business segments.

HOME BUILDING

Conventional Homes

        Conventional Homes operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes.

	For the Three Months Ended September 30,

	2001	2000

	(Dollars in millions)
Revenues	$1,170.7	$1,027.0
Cost of Sales	(868.8)	(789.3)
Selling, General & Administrative Expenses	(178.9)	(148.1)

Operating Earnings	$123.0	$89.6

	For the Six Months Ended September 30,

	2001	2000

	(Dollars in millions)
Revenues	$2,209.9	$1,914.0
Cost of Sales	(1,641.1)	(1,468.8)
Selling, General & Administrative Expenses	(347.7)	(283.1)

Operating Earnings	$221.1	$162.1

Manufactured Homes

        Manufactured Homes operations involve the construction in factories of single-family homes and, to a lesser degree, commercial structures and the sale of these products through a network of company-owned and independent dealers.

	For the Three Months Ended September 30,

	2001	2000

	(Dollars in millions)
Revenues	$31.5	$33.8
Cost of Sales	(26.5)	(27.3)
Selling, General & Administrative Expenses	(4.9)	(7.6)

Operating Earnings (Loss)	$0.1	$(1.1)

	For the Six Months Ended September 30,

	2001	2000

	(Dollars in millions)
Revenues	$59.0	$70.3
Cost of Sales	(49.8)	(56.6)
Selling, General & Administrative Expenses	(10.7)	(14.9)

Operating Loss	$(1.5)	$(1.2)

FINANCIAL SERVICES

        Financial Services operations consist primarily of home financing, sub-prime home equity lending, and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others.

	For the Three Months Ended September 30,

	2001	2000

	(Dollars in millions)
Revenues*	$166.0	$106.5
Selling, General & Administrative Expenses	(96.8)	(83.4)
Interest Expense	(39.9)	(20.9)

Operating Earnings	$29.3	$2.2

	For the Six Months Ended September 30,

	2001	2000

	(Dollars in millions)
Revenues*	$328.6	$202.4
Selling, General & Administrative Expenses	(198.4)	(167.1)
Interest Expense	(75.8)	(33.0)

Operating Earnings	$54.4	$2.3

*	Revenues include interest income of $61.6 million and $25.9 million for the three months and $114.2 million and $42.0 million for the six months ended September 30, 2001 and 2000, respectively.

CONSTRUCTION PRODUCTS

        Construction Products operations involve the manufacture, production, distribution, and sale of cement, gypsum wallboard, recycled paperboard, aggregates, and readymix concrete. Centex’s ownership interest in Construction Products was 65.2% as of September 30, 2001 and 65.3% as of September 30, 2000.

	For the Three Months Ended
	September 30,

	2001	2000

	(Dollars in millions)
Revenues	$129.5	$114.9
Cost of Sales	(105.7)	(80.8)
Selling, General & Administrative Expenses	(1.3)	(1.6)

Operating Earnings†	$22.5	$32.5

	For the Six Months Ended
	September 30,

	2001	2000

	(Dollars in millions)
Revenues	$247.0	$229.9
Cost of Sales	(209.0)	(158.0)
Selling, General & Administrative Expenses	(2.5)	(3.3)

Operating Earnings†	$35.5	$68.6

      † Operating earnings are shown before Minority Interest.

CONTRACTING AND CONSTRUCTION SERVICES

        Contracting and Construction Services operations involve the construction of buildings for both private and government interests, including (among others) office, commercial and industrial buildings, hospitals, hotels, correctional facilities, libraries, airport facilities, and educational institutions. As this segment generates significant positive cash flow (payables and accruals consistently exceed identifiable assets), intercompany interest income (credited at the prime rate in effect) is reflected in this segment; however, this amount is eliminated in consolidation.

	For the Three Months Ended
	September 30,

	2001	2000

	(Dollars in millions)
Revenues	$336.8	$330.4
Construction Contract Costs	(316.3)	(310.0)
Selling, General & Administrative Expenses	(13.2)	(13.8)

Operating Income, as reported	7.3	6.6
Intercompany Interest Income	1.8	2.1

Total Economic Return	$9.1	$8.7

	For the Six Months Ended
	September 30,

	2001	2000

	(Dollars in millions)
Revenues	$650.4	$629.1
Construction Contract Costs	(607.3)	(589.1)
Selling, General & Administrative Expenses	(28.3)	(26.9)

Operating Income, as reported	14.8	13.1
Intercompany Interest Income	3.8	4.4

Total Economic Return	$18.6	$17.5

INVESTMENT REAL ESTATE

        Investment Real Estate operations involve the acquisition, development, and sale of land, primarily for industrial, office, multi-family, retail, and mixed-use projects, and investments in other real estate operations.

	For the Three Months Ended
	September 30,

	2001	2000

	(Dollars in millions)
Revenues	$23.2	$3.1
Cost of Sales	(4.7)	—
Selling, General & Administrative Expenses	(2.4)	—
Negative Goodwill Amortization	—	4.0

Operating Earnings	$16.1	$7.1

	For the Six Months Ended
	September 30,

	2001	2000

	(Dollars in millions)
Revenues	$47.3	$6.6
Cost of Sales	(9.9)	(0.3)
Selling, General & Administrative Expenses	(6.0)	(1.1)
Negative Goodwill Amortization	—	8.0

Operating Earnings	$31.4	$13.2

HOME SERVICES AND OTHER

        Home Services operations include pest management, electronic security, structured wiring, and chemical lawn care.

For the Three Months Ended
September 30,

2001

(Dollars in millions)
Revenues	$25.9
Cost of Sales	(10.2)
Selling, General & Administrative Expenses	(13.1)

Operating Earnings	$2.6 *

For the Six Months Ended
September 30,

2001

(Dollars in millions)
Revenues	$50.6
Cost of Sales	(19.4)
Selling, General & Administrative Expenses	(26.7)

Operating Earnings	$4.5 *

*	Before fiscal 2002, revenues and operating expenses of the Home Services and Other segment were reflected on a net basis, as this segment was not considered material for purposes of segment reporting. Operating earnings for the three and six months ended September 30, 2000 were $1.6 million and $1.9 million, respectively.

(G)  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on April 1, 2001. The effect of the adoption of SFAS No. 133 on the Company’s operating earnings was not significant.

        The Company has various interest rate swap agreements, designated as cash flow hedges, which effectively fix the variable interest rate on approximately $215 million of outstanding debt. The swap agreements are reflected at their fair value in Other Assets in the condensed consolidated balance sheets, and the related loss is deferred in stockholders’ equity as Unrealized Loss on Hedging Instruments. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instrument. Subsequent to the Company’s adoption of SFAS No. 133 through September 30, 2001, the liability and Accumulated Other Comprehensive Loss was $6.7 million ($3.8 million net of tax).

        Financial Services, in the normal course of business, uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. CTX Mortgage Company enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company agrees to make mortgage loans at agreed upon rates within a period of time, generally from 10 to 60 days, if certain conditions are met within the terms of the IRLCs. These IRLCs are derivative instruments. CTX Mortgage Company also executes mandatory forward trades of mortgage loans to hedge the risk of fluctuations in value of these IRLCs and of mortgage loans. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs and mandatory forward trades are recorded through current earnings. The gain resulting from the net change in the estimated fair value of such mandatory forward trades and IRLCs was $1.8 million for the three months and $3.3 million for the six months ended September 30, 2001.

        From time to time, Centex Home Equity Company uses interest rate swaps which have been designated as cash flow hedges to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt to finance subprime mortgages. Changes in fair value deferred in Accumulated Other Comprehensive Loss are recorded through current earnings as an adjustment of the interest cost over the life of the securitization debt. In accordance with SFAS No. 133, the loss of $8.4 million ($5.4 million net of tax) on the effective portion of the interest rate swaps is recognized in Accumulated Other Comprehensive Loss as of September 30, 2001.

(H)  The Company has adopted, effective April 1, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that intangible assets, including goodwill, that are not subject to amortization must be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has completed the first step, which tests for potential impairment by determining whether the carrying amount of a reporting unit exceeds its fair value, and has determined that there is no impairment.

        The pro forma adoption of SFAS No. 142 for the three and six month periods ended September 30, 2000, which included amortization of goodwill and negative goodwill, would have resulted in a decrease in net earnings of $1.6 million and $2.6 million, respectively, and a decrease of $.03 and $.05 in both basic and diluted earnings per share. Identifiable intangible assets, other than goodwill, are immaterial. Goodwill was $355.9 million at September 30, 2001 and $324.0 million at March 31, 2001. The increase primarily relates to acquisitions made in the first quarter of fiscal 2002.

(I)  SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” was issued in September 2000 to replace SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries most of SFAS No. 125’s provisions without reconsideration. The implementation of SFAS No. 140 on April 1, 2001 did not have a material impact on the Company’s results of operations or financial position.

(J)  Certain prior year balances have been reclassified to be consistent with the September 30, 2001 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

        For the three months ended September 30, 2001, Centex’s consolidated revenues were $1.9 billion, a 16.6% increase over $1.6 billion for the same period last year; earnings before income taxes were $152.3 million, 58.8% higher than $95.9 million last year; and net earnings were $93.4 million, 58% higher than $59.1 million for the same period last year.

        For the six months ended September 30, 2001, consolidated revenues totaled $3.6 billion, an 17.7% increase over $3.0 billion for the same period last year; earnings before income taxes were $270.3 million, a 55.4% increase over $174.0 million for the same period last year; and net earnings were $168.6 million, a 57.1% increase over $107.3 million for the same period last year.

HOME BUILDING

Conventional Homes

        The following summarizes Conventional Homes’ results for the three and six months ended September 30, 2001 compared to the same periods last year (dollars in millions, except per unit data):

	For the Three Months Ended September 30,

	2001		2000

Revenues	$1,170.7	100.0%	$1,027.0	100.0%
Cost of Sales	(868.8)	(74.2)%	(789.3)	(76.9)%
Selling, General & Administrative Expenses	(178.9)	(15.3)%	(148.1)	(14.4)%

Operating Earnings	$123.0	10.5%	$89.6	8.7%

Units Closed	5,418		4,901
% Change	10.5%		10.8%
Unit Sales Price	$214,004		$203,900
% Change	5.0%		8.6%
Operating Earnings Per Unit	$22,698		$18,274
% Change	24.2%		15.2%
Backlog Units	9,978		9,145
% Change	9.1%		17.0%

	For the Six Months Ended September 30,

	2001		2000

Revenues	$2,209.9	100.0%	$1,914.0	100.0%
Cost of Sales	(1,641.1)	(74.3)%	(1,468.8)	(76.7)%
Selling, General & Administrative Expenses	(347.7)	(15.7)%	(283.1)	(14.8)%

Operating Earnings	$221.1	10.0%	$162.1	8.5%

Units Closed	10,268		9,309
% Change	10.3%		11.4%
Unit Sales Price	$212,469		$200,308
% Change	6.1%		6.5%
Operating Earnings Per Unit	$21,533		$17,414
% Change	23.7%		12.5%
Backlog Units	9,978		9,145
% Change	9.1%		17.0%

        Conventional Homes’ revenues for the three and six months ended September 30, 2001 increased by 14.0% and 15.5%, respectively, compared to revenues for the same periods last year. These improvements resulted from an increased number of operating neighborhoods along with an increase in units per neighborhood, and a higher average unit selling price compared to the fiscal 2001 per-unit sales price.

        Operating earnings for the three and six months ended September 30, 2001 were 10.5% and 10.0% as a percentage of revenue and approximately $22,698 and $21,533 on a per-unit basis, compared to operating earnings of 8.7% and 8.5% of revenue and approximately $18,274 and $17,414 on a per-unit basis for the same periods last year. The operating earnings increase was primarily attributable to sales price increases and continued cost reductions due to lower raw material prices, productivity, and process improvements.

        Home sales (orders) totaled 5,244 units during the three months ended September 30, 2001 compared to 5,338 units during the same period last year, representing a 1.8% decrease. Home sales (orders) totaled 10,902 units during the six months ended September 30, 2001 compared to last year’s 10,875 units for the same period last year, representing a 0.2% increase. The backlog of homes sold but not closed at September 30, 2001 was 9,978 units, compared to 9,145 units for the same period last year, representing a 9.1% increase.

Manufactured Homes

        The following summarizes Manufactured Homes’ results for the three and six months ended September 30, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended September 30,

	2001		2000

Revenues	$31.5	100.0%	$33.8	100.0%
Cost of Sales	(26.5)	(84.1)%	(28.3)	(83.7)%
Selling, General & Administrative	(4.9)	(15.6)%	(6.6)	(19.6)%

Operating Earnings (Loss)	$0.1	0.3%	$(1.1)	(3.3)%

Units sold	1,025		1,129

	For the Six Months Ended September 30,

	2001		2000

Revenues	$59.0	100.0%	$70.3	100.0%
Cost of Sales	(49.8)	(84.4)%	(57.6)	(81.9)%
Selling, General & Administrative	(10.7)	(18.1)%	(13.9)	(19.8)%

Operating Loss	$(1.5)	(2.5)%	$(1.2)	(1.7)%

Units sold	1,899		2,355

        For the three and six months ended September 30, 2001, revenues decreased 6.9% and 16.0%, respectively, from the same periods last year; and operating earnings increased 105.9% and operating losses increased 25.3%, respectively, from the same periods last year.

        As a consequence of an oversupply of homes in the total industry distribution pipeline and the reduced availability and higher cost of financing for purchasers of manufactured homes, Manufactured Homes’ construction sales and retail sales declined from the same period last year. Successful cost reduction measures improved operating earnings in the three months ended September 30, 2001.

FINANCIAL SERVICES

        The following summarizes Financial Services’ results for the three and six months ended September 30, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$166.0	$106.5

Operating Earnings	$29.3	$2.2

Origination Volume	$3,417	$2,476

Number of Loans Originated
CTX Mortgage Company
Centex-built Homes (“Builder”)	3,633	2,839
Non-Centex-built Homes (“Retail”)	14,974	11,263

	18,607	14,102
Centex Home Equity Company	7,257	7,317

	25,864	21,419

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$328.6	$202.4

Operating Earnings	$54.4	$2.3

Origination Volume	$7,136	$4,855

Number of Loans Originated

CTX Mortgage Company

Centex-built Homes (“Builder”)	6,815	5,305

Non-Centex-built Homes (“Retail”)	33,084	22,962

	39,899	28,267

Centex Home Equity Corporation	14,065	13,746

	53,964	42,013

        For the three and six months ended September 30, 2001, Financial Services’ revenues increased 55.8% and 62.3%, respectively, and operating earnings increased significantly from the same periods last year. The increase in revenues and operating earnings is due primarily to increased mortgage refinancings and to the impact of the portfolio method of accounting as described below.

        CTX Mortgage Company and related companies’ (“CTX Mortgage”) operating earnings for the three and six months ended September 30, 2001 were $23.4 million and $48.1 million compared to $5.6 million and $10.8 million for the same periods last year. The increase in CTX Mortgage’s operating earnings is primarily due to a significant increase in mortgage volume, relating to lower mortgage rates in the first and second quarters of fiscal 2002 compared to the same periods last year. For the three months ended September 30, 2001 originations totaled 18,607 compared to 14,102 for the same period last year; loan volume was $2.9 billion compared to $2.0 billion for the same period last year; the per-loan profit was $1,284, 221.8% higher than $399 for the same period last year; and total mortgage applications increased 25.0% to 19,205 from 15,368 applications for the same period last year. For the six months ended September 30, 2001 originations totaled 39,899 compared to 28,267 for the same period last year; loan volume was $6.1 billion compared to $4.0 billion for the same period last year; the per-loan profit was $1,233, 221.9% higher than $383 for the same period last year; and total mortgage applications increased 32.1% to 41,221 from 31,196 applications for the same period last year.

        Centex Home Equity Corporation and related companies (“Home Equity”) returned to profitability after having begun to account for its securitizations completed subsequent to March 31, 2000 as borrowings rather than as sales (as discussed further below), reporting operating earnings for the three and six months ended September 30, 2001 of $5.9 million and $6.3 million compared to operating losses of $3.4 million and $8.5 million for the same periods last year. The increase in Home Equity’s operating earnings is due to the increased contribution of net interest margin, resulting from significant growth of the residential mortgage loan portfolio accounted for under the portfolio method. For the three months ended September 30, 2001 originations totaled 7,257 compared to 7,317 for the same period last year; loan volume was $554.2 million compared to $456.8 million for the same period last year; and total applications increased 11.3% to 41,294 from 37,095 applications for the same period last year. For the six months ended September 30, 2001 originations totaled 14,065 compared to 13,746 for the same period last year; loan volume was $1.1 billion compared to $853 million for the same period last year; and total applications increased 10.2% to 82,368 from 74,748 applications for the same period last year.

        Prior to fiscal 2001, Home Equity’s securitizations were structured in a manner that caused them to be accounted for as sales and the resulting gains were reported as revenues during the month in which the securitizations closed. In fiscal 2001, Home Equity changed the transaction structure which resulted in the securitizations being accounted for as borrowings, which requires that residential mortgage loans and securitization debt be reflected on the Company’s balance sheets and the interest income and interest expense associated with the securitized loan portfolio be reflected on the Company’s income statements. Net interest income, rather than gain on sale of loans, as in past years, is Home Equity’s primary source of operating income. For the three and six months ended September 30, 2001, Home Equity’s interest income was $57.9 million and $105.6 million, respectively, compared to $21.5 million and $32.6 million for the same periods last year. Home Equity’s interest expense was $36.1 million and $67.7 million, respectively, compared to $23.1 million and $15.7 million for the same periods last year.

        At September 30, 2001, Home Equity’s servicing portfolio consisted of 56,660 loans totaling $3.9 billion, compared to 41,902 loans totaling $2.7 billion at September 30, 2000. For the three and six months ended September 30, 2001, service fee income, which is not included in interest income, related to this long-term servicing was $9.3 million and $17.8 million, respectively, compared to $5.9 million and $11.0 million, respectively, for the same period a year ago.

CONSTRUCTION PRODUCTS

        The following summarizes Construction Products’ results for the three and six months ended September 30, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$129.5	$114.9
Interest Income	1.1	2.0
Cost of Sales	(106.8)	(82.8)
Selling, General & Administrative Expenses	(1.3)	(1.6)

Operating Earnings†	$22.5	$32.5

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$247.0	$229.9
Interest Income	2.1	3.7
Cost of Sales	(211.1)	(161.7)
Selling, General & Administrative Expenses	(2.5)	(3.3)

Operating Earnings†	$35.5	$68.6

† Operating Earnings are shown before Minority Interest.

        For the three months ended September 30, 2001, Construction Products’ revenues increased 12.8% and operating earnings decreased 30.8% from the same period last year. For the six months ended September 30, 2001, Construction Products’ revenues increased 7.4% and operating earnings decreased 48.3% from the same period last year. Construction Products’ revenues for the three and six month periods ending September 30, 2001 increased primarily due to the November 2000 strategic assets purchase of recycled paperboard and wallboard operations. Operating earnings were negatively impacted by lower gypsum wallboard prices.

CONTRACTING AND CONSTRUCTION SERVICES

        The following summarizes Contracting and Construction Services’ results for the three and six months ended September 30, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$336.8	$330.4

Operating Earnings	$7.3	$6.6

New Contracts Executed	$387	$416

Backlog of Uncompleted Contracts	$2,149	$1,472

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$650.4	$629.1

Operating Earnings	$14.8	$13.1

New Contracts Executed	$777	$719

Backlog of Uncompleted Contracts	$2,149	$1,472

        For the three months ended September 30, 2001, Contracting and Construction Services’ revenues and operating earnings increased 1.9% and 11.5%, respectively, from the same period last year. For the six months ended September 30, 2001, Contracting and Construction Services’ revenues and operating earnings increased 3.4% and 13.1% from the same period last year. This increase was primarily the result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work.

        The Contracting and Construction Services operations provided a positive average net cash flow in excess of Centex’s investment in the group of $106.5 million and $108.6 million for the three and six months ended September 30, 2001, compared to $89.6 million and $93.1 million for the same periods last year.

INVESTMENT REAL ESTATE

        The following summarizes Investment Real Estate’s results for the three and six months ended September 30, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$23.2	$3.1

Operating Earnings	$16.1	$7.1

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$47.3	$6.6

Operating Earnings	$31.4	$13.2

        For the three and six months ended September 30, 2001, Centex’s Investment Real Estate operations, through which all investment property transactions are reported, had operating earnings of $16.1 million and $31.4 million, respectively, an increase of 128.1% and 138.2% compared to $7.1 million and $13.2 million for the same periods a year ago. The timing of land sales is uncertain and can vary significantly from period to period. Negative goodwill amortization was zero for the three and six months ended September 30, 2001, and was $4 million and $8 million for the three and six months ended September 30, 2000.

        A significant portion of Investment Real Estate’s revenues and operating earnings is derived from its investment in the Partnership, which is accounted for on the equity method of accounting because Investment Real Estate does not control the Partnership. The largest component of the Partnership is its International Home Building segment, which operates through Fairclough Homes Group Limited (“Fairclough”), a London, England-based home builder. Investment Real Estate’s investment in Fairclough resulted in operating earnings of $3.2 million and $5.6 million for the three and six months ended September 30, 2001. For the three months ended September 30, 2001, Fairclough closed 315 units at an average sales price per unit of $205,000 and had operating earnings per unit (before interest) of $13,000 . For the six months ended September 30, 2001, Fairclough closed 614 units at an average sales price per unit of $197,000 and had operating earnings per unit (before interest) of $11,000 .

HOME SERVICES AND OTHER

        The following summarizes Home Services and Other’s results for the three and six months ended September 30, 2001 (dollars in millions):

For the Three Months Ended
September 30,

2001

Revenues	$25.9

Operating Earnings	$2.6

For the Six Months Ended
September 30,

2001

Revenues	$50.6

Operating Earnings	$4.5

        Prior to fiscal 2002, revenues and operating expenses of the Home Services and Other segment were reflected on a net basis, as this segment was not considered material for purposes of segment reporting. Operating earnings for the three and six months ended September 30, 2000 were $1.6 million and $1.9 million, respectively. This increase is primarily the result of increased revenue and margin from internal growth and acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

        At September 30, 2001, the Company had cash and cash equivalents of $127.4 million, including $65 million of restricted cash and $14.6 million belonging to the Company’s 65.2%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing, and financing activities for the six months ended September 30, 2001 and 2000 is summarized below (dollars in thousands):

	For the Six Months Ended
	September 30,

	2001	2000

Net cash provided by (used in)

Traditional Operations*

Operating Activities	$(197,279)	$(115,964)
Investing Activities	(119,778)	(53,421)
Financing Activities	313,527	217,563

	(3,530)	48,178

Financial Services

Operating Activities	(829,676)	(869,199)
Investing Activities	(3,165)	(3,666)
Financing Activities	831,823	869,299

	(1,018)	(3,566)

Effect of exchange rates on cash	8,834	685

Net increase in cash	$4,286	$45,297

*	Traditional operations is the combining of all subsidiaries other than those included in the Financial Services business segment.

        During the first half of fiscal 2002, cash was primarily used in Traditional Operations-Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year, and to the acquisition of land for development. The funds provided by Traditional Operations-Financing Activities included new debt used to fund the increased home building activity.

        During the first half of fiscal 2002, cash was used in Financial Services-Operating Activities to finance increases in residential mortgage loans. The funds provided by Financial Services-Financing Activities included new debt used to fund the increased residential mortgage loan activity.

        Short-term debt as of September 30, 2001 was $1.5 billion, which included $1.1 billion of debt applicable to the Financial Services operation (see below). Excluding Financial Services and Construction Products, the Company’s short-term borrowings are generally financed at prevailing market interest rates from the Company’s commercial paper programs and from uncommitted bank facilities. The Company has a $600 million committed multi-bank revolving credit facility expiring in 2005, which serves as backup for commercial paper borrowings. At September 30, 2001, Centex Corporation had no borrowings under this facility.

        Construction Products has a $275 million senior revolving credit facility, expiring in November 2003, under which $225 million was outstanding at September 30, 2001. In June 2001, Construction Products entered into an annually renewable committed $50 million financing through a bank multi-seller commercial paper conduit under which $30 million was outstanding at September 30, 2001. These facilities have no recourse to Centex Corporation.

        Financial Services maintains a $90 million uncommitted unsecured credit facility under which it can borrow and, in turn, allocate such borrowed funds to its CTX Mortgage, Home Equity, and other subsidiaries. At September 30, 2001, Financial Services had borrowed $90 million under this facility; $45 million of such borrowings were allocated to CTX Mortgage and $45 million to Home Equity. All borrowings under this unsecured facility are guaranteed by Centex Corporation. In addition, CTX Mortgage and Home Equity share in $200 million committed and $175 uncommitted secured credit facilities to finance mortgage inventory. At September 30, 2001, CTX Mortgage had borrowed $132.5 million and Home Equity had borrowed $72.0 million under these facilities. Centex Corporation has guaranteed $7.5 million of one of these facilities.

        CTX Mortgage sells, at closing, substantially all of its Conforming, Jumbo A, and GNMA eligible mortgages to Harwood Street Funding I, LLC (“HSF-I”), an unaffiliated entity, under a revolving sales agreement, which expires in November 2004 with certain renewal options. This arrangement where HSF-I has committed to buy all eligible loans gives CTX Mortgage daily access to HSF-I’s $1.5 billion of capacity. CTX Mortgage also maintains a $75 million committed secured mortgage warehouse facility to finance mortgages not sold to HSF-I. At September 30, 2001, CTX Mortgage had borrowed $29.8 million under this facility, which has no recourse to Centex Corporation.

        The various consolidated joint ventures, of which CTX Mortgage is the managing general partner, maintain, in the aggregate, $40 million of secured committed mortgage warehouse facilities to finance mortgages. At September 30, 2001, these joint ventures had borrowed a total of $12.2 million under these facilities, which have no recourse to Centex Corporation or Financial Services.

        Home Equity finances its inventory of mortgage loans through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned entity, under a revolving sales agreement, which expires February 2006 with certain renewal options. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s $550 million of capacity. HSF-II obtains funds through the sale of five-year subordinated notes and short-term secured liquidity notes. At September 30, 2001, HSF-II had outstanding $27.5 million of subordinated notes and $521.5 million of secured liquidity notes. Home Equity also has a $325 million committed secured mortgage warehouse facility, expiring through March 2002, to finance sub-prime mortgages not financed by HSF-II. At September 30, 2001, Home Equity had borrowed $109.0 million under this facility, which has no recourse to Centex Corporation.

        Centex Corporation and Financial Services share a $125 million uncommitted unsecured credit facility. At September 30, 2001, CTX Mortgage had borrowed $56.5 million, Home Equity had borrowed $62.0 million, and Centex Corporation had no borrowings under this facility.

        The United Kingdom mortgage operation maintains a £10 million ($14.5 million) uncommitted unsecured line of credit guaranteed by Centex Corporation, expiring September 2002, under which it had borrowed £500,000 ($725,000) at September 30, 2001.

        Debt outstanding as of September 30, 2001 was as follows (dollars in thousands):

Non-Financial Services:
Short-Term Notes Payable	$369,536
Senior Debt:
Medium-Term Note Programs, 4.29% to 7.95%, due through 2007	271,000
Long-Term Notes, 6.40% to 9.75%, due through 2011	614,951
Other Indebtedness, weighted-average 5.93%, due through 2027	257,332
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,821
Subordinated Debentures, 8.75%, due in 2007	99,602

1,712,242

Financial Services:
Short-Term Bank Notes Payable	307,625
Secured Liquidity Notes	521,533
Other Short-Term Debt	257,049
Home Equity Loans Asset-backed Certificates, 3.81% to 8.48%, due through 2032	1,829,321
Home Equity Loans Asset-backed Subordinated Note, 5.51% due 2006	27,500

2,943,028

Total	$4,655,270

        Maturities of non-financial services long-term debt (in thousands), during the next five fiscal years are: 2002, $81,733; 2003, $65,841; 2004, $248,919; 2005, $239; 2006, $324,992; and $620,982 thereafter.

        Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings was $1.9 billion at September 30, 2001. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt (in thousands) based on contractual maturities adjusted for projected repayments and prepayments of principal during the next five fiscal years are: 2002, $226,219; 2003, $420,173; 2004, $302,027; 2005, $218,141; 2006, $192,060; and $498,201 thereafter.

FORWARD-LOOKING STATEMENTS

        The Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Other Developments and Outlook and other sections of this report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities

Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Company’s businesses; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Company’s markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company’s actual performance and results of operations.

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

        There have been no material changes in the Company’s market risk from March 31, 2001. For further information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Part II. Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 19, 2001, Centex held its Annual Meeting of Stockholders. At the Annual Meeting, Clint W. Murchison, III, Frederic M. Poses, David W. Quinn, and Paul T. Stoffel were elected as directors to serve for a three-year term until the 2004 Annual Meeting. Voting results for these nominees are summarized as follows:

	Number of Shares

	For	Against

Clint W. Murchison, III	50,186,061	81,960
Frederic M. Poses	50,182,044	85,977
David W. Quinn	50,187,980	80,041
Paul T. Stoffel	50,186,738	81,283

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

None

(2)	Reports on Form 8-K

None.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CORPORATION
Registrant

November 14, 2001	/s/ Leldon E. Echols
by Leldon E. Echols
Executive Vice President and
Chief Financial Officer

November 14, 2001	/s/ Mark A. Blinn
Mark A. Blinn
Vice President — Controller and
Financial Strategy
(chief accounting officer)

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Part I. Financial Information

Condensed Combining Financial Statements

ITEM 1.

        The condensed combining financial statements include the accounts of 3333 Holding Corporation (“Holding”) and subsidiary and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively the “Companies”), and have been prepared by the Companies, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Companies believe that the disclosures are adequate to make the information presented not misleading. The Companies suggest that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies’ latest Annual Report on Form 10-K. In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed combining financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended September 30,

	2001			2000

		Centex			Centex
		Development	3333 Holding		Development	3333 Holding
		Company, L.P.	Corporation		Company, L.P.	Corporation
		and	and		and	and
	Combined	Subsidiaries	Subsidiary	Combined	Subsidiaries	Subsidiary

Revenues	$86,287	$86,287	$50	$70,641	$70,641	$—
Costs and Expenses	82,487	82,450	87	71,416	71,298	118

Earnings (Loss) Before Income Taxes	3,800	3,837	(37)	(775)	(657)	(118)
Income Taxes	418	418	—	(589)	(589)	—

Net Earnings (Loss)	$3,382	$3,419	$(37)	$(186)	$(68)	$(118)

Net Earnings (Loss) Allocable to Limited Partners		$3,419			$(68)

Earnings (Loss) Per Unit/Share		$18.33	$(37)		$(0.96)	$(118)

Weighted-Average Units/Shares Outstanding		186,525	1,000		70,669	1,000

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Six Months Ended September 30,

	2001			2000

		Centex			Centex
		Development	3333 Holding		Development	3333 Holding
		Company, L.P.	Corporation		Company, L.P.	Corporation
		and	and		and	and
	Combined	Subsidiaries	Subsidiary	Combined	Subsidiaries	Subsidiary

Revenues	$170,242	$169,632	$710	$141,758	$141,757	$1
Costs and Expenses	163,076	163,005	171	141,486	141,263	223

Earnings (Loss) Before Income Taxes	7,166	6,627	539	272	494	(222)
Income Taxes	709	709	—	57	57	—

Net Earnings (Loss)	$6,457	$5,918	$539	$215	$437	$(222)

Net Earnings Allocable to Limited Partners		$5,918			$437

Earnings (Loss) Per Unit/Share		$32.18	$539		$6.33	$(222)

Weighted-Average Units/Shares Outstanding		183,899	1,000		69,022	1,000

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)

	September 30, 2001*			March 31, 2001**

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Assets
Cash	$19,226	$19,220	$6	$3,034	$3,029	$5
Accounts Receivable	3,891	8,023	—	10,185	15,353	—
Notes Receivable	5	5	—	14	14	—
Inventories	430,919	430,775	144	340,827	339,455	1,372
Investments -
Commercial Properties, net	96,869	96,869	—	83,649	83,649	—
Real Estate Joint Ventures	7,835	7,835	—	2,699	2,699	—
Affiliate	—	—	1,716	—	—	1,716
Property and Equipment, net	3,169	3,169	—	3,391	3,331	60
Other Assets -
Goodwill	28,755	28,755	—	27,616	27,616	—
Deferred Charges and Other	18,039	17,939	100	13,235	13,135	100

	$608,708	$612,590	$1,966	$484,650	$488,281	$3,253

Liabilities, Stockholders’ Equity and Partners’ Capital
Accounts Payable and Accrued Liabilities	$106,647	$107,221	$4,132	$81,536	$81,320	$5,958
Notes Payable	256,013	256,013	—	187,301	187,301	—

Total Liabilities	362,660	363,234	4,132	268,837	268,621	5,958

Stockholders’ Equity and Partners’ Capital	246,048	249,356	(2,166)	215,813	219,660	(2,705)

	$608,708	$612,590	$1,966	$484,650	$488,281	$3,253

*     Unaudited.

**   Condensed from audited financial statements.

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended September 30,
	2001			2000

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows — Operating Activities
Net Earnings (Loss)	$6,457	$5,918	$539	$215	$437	$(222)
Adjustments:
Depreciation and Amortization	1,939	1,939	—	2,433	2,413	20
Equity in Earnings from Joint Ventures	(203)	(203)	—	(168)	(168)	—
Decrease in Receivables	6,427	6,427	—	6,483	6,477	6
Decrease in Notes Receivable	5	5	—	117	117	—
(Increase) Decrease in Inventories	(72,974)	(74,202)	1,228	(63,358)	(62,741)	(617)
Increase in Commercial Properties	(14,559)	(14,559)	—	(5,250)	(5,250)	—
Increase in Other Assets	(4,882)	(4,882)	—	(10,251)	(10,251)	—
Increase (Decrease) in Payables and Accruals	22,548	24,375	(1,827)	10,056	9,256	800

	(55,242)	(55,182)	(60)	(59,723)	(59,710)	(13)

Cash Flows — Investing Activities
(Increase) Decrease in Advances to Joint Venture and Investment in Affiliate	(4,933)	(4,933)	—	380	380	—
Decrease (Increase) in Property and Equipment, net	141	80	61	(180)	(179)	(1)

	(4,792)	(4,853)	61	200	201	(1)

Cash Flows — Financing Activities
Increase in Notes Payable	65,310	65,310	—	9,154	9,154	—
Issuance of Class C Units	10,500	10,500	—	—	—	—

	75,810	75,810	—	9,154	9,154	—

Effect of Exchange Rate Changes on Cash	416	416	—	(1,977)	(1,977)	—

Net Increase (Decrease) in Cash	16,192	16,191	1	(52,346)	(52,332)	(14)
Cash at Beginning of Period	3,034	3,029	5	58,314	58,298	16

Cash at End of Period	$19,226	$19,220	$6	$5,968	$5,966	$2

Supplemental Disclosures:
Issuance of Class C Units in Exchange for Assets	$5,274	$5,274	$—	$3,327	$3,327	$—

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
September 30, 2001
(Dollars in thousands)
(unaudited)

(A)  In March 1987, certain subsidiaries of Centex Corporation (“Centex”) contributed to Centex Development Company, L.P. (the “Partnership”), a newly-formed master limited partnership, properties in exchange for 1,000 Class A limited partnership units (“Class A Units”) which were later converted to 32,260 new Class A Units. The Partnership was formed to enable the stockholders of Centex to participate in long-term real estate development projects, the dynamics of which are inconsistent with Centex’s traditional financial objectives.

        The Partnership is managed by its general partner, 3333 Development Corporation (“Development”), which is wholly-owned by 3333 Holding Corporation (“Holding”), a separate public company whose stock trades in tandem with Centex’s common stock. The common stock of Holding was distributed as a dividend to Centex stockholders in 1987, together with warrants (“Warrants”) to purchase approximately 80% of the Partnership’s Class B limited partnership units (“Class B Units”). These securities are held by a nominee on behalf of the stockholders and will trade in tandem with the common stock of Centex until such time as they are detached. The securities may be detached at any time by Centex’s Board of Directors, but the Warrants will automatically become detached in November 2007.

        Three of the four Board members of Holding elected by stockholders of Centex are independent outside directors who are not directors, affiliates, or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and the independent Board of Holding manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation, sale of properties, and other business transactions. The limited partners cannot remove the general partner.

        During fiscal 1998, the agreement governing the Partnership was amended to allow for the issuance of Class C limited partnership units (“Class C Units”). As of September 30, 2001, 196,968 Class C Units had been issued to Centex in exchange for assets, including cash and land, with a fair market value of $197.0 million. These assets were recorded by the Partnership at fair market value. The partnership agreement provides that Centex, as the Class A and Class C limited partner, is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its Unrecovered Capital, which is defined as its capital contributions, adjusted for cash or other distributions representing return of capital contributions. As of September 30, 2001, Unrecovered Capital totaled $229.7 million, and preference payments in arrears amounted to $31.0 million. No preference payments have been made since fiscal 1998.

        See Note (C) to the condensed consolidated financial statements of Centex included elsewhere in this Report for supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries.

(B)  During the quarter ended September 30, 2001, the Partnership issued 11,257 Class C Units to Centex Homes in exchange for assets with a fair market value of $11.3 million.

        During the quarter ended September 30, 2001, the Partnership sold 59 residential lots in Allen, Texas, to Centex Homes for $0.25 million.

(C)  A summary of comprehensive income for the three and six months ended September 30, 2001 is presented below:

	For the Three Months Ended	For the Six Months Ended
	September 30, 2001	September 30, 2001

Net Earnings	$3,382	$6,457
Accumulated Other Comprehensive Income:
Foreign Currency Translation Adjustments	7,450	8,004

Comprehensive Income	$10,832	$14,461

(D)  A summary of changes in stockholders’ equity and partners’ capital is presented below:

		Centex Development Company,			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner’s	Partner’s	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2001	$215,813	$500	$1,142	$218,018	$1	$800	$(3,506)
Partnership Units Issued in Exchange for Assets	15,774	—	—	15,774	—	—	—
Net Earnings	6,457	—	—	5,918	—	—	539
Accumulated Other Comprehensive Income:
Foreign Currency Translation Adjustments	8,004	—	—	8,004	—	—	—

Balance at September 30, 2001	$246,048	$500	$1,142	$247,714	$1	$800	$(2,967)

(E)  In April 1999, Centex Development Company UK Limited (“CDCUK”), a United Kingdom company and a wholly-owned subsidiary, acquired Fairclough with the purchase price paid by the delivery of non-interest-bearing promissory notes. On March 31, 2001, CDCUK repaid in full (less the holdback described below) the promissory notes from a combination of bank borrowings, equity contributions to CDCUK from the Partnership, and a loan to CDCUK from the Partnership. CDCUK has retained a $7.1 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement.

(F)  The Companies operate in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities (formerly known as Multi-Family Development), and Corporate-Other (formerly known as Land Sales and Other). All of the segments operate in the United States except for International Home Building, which acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom.

        In prior years, the Companies operated a Domestic Home Building segment which was sold in fiscal year 2001 to Centex Homes. The Domestic Home Building segment had revenues of $8.3 million and $11.7 million, respectively, and operating earnings of $581 thousand and $585 thousand, respectively, for the three and six months ended September 30, 2000.

        The following tables set forth financial information relating to the business segments for the three and six months ended September 30, 2001 and 2000.

INTERNATIONAL HOME BUILDING

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$68,376	$59,702
Cost of Sales	(58,378)	(53,270)
Selling, General & Administrative Expenses	(5,816)	(5,524)
Interest	(971)	(1,760)

Operating Earnings (Loss)	$3,211	$(852)

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$124,539	$123,874
Cost of Sales	(106,579)	(108,591)
Selling, General & Administrative Expenses	(11,405)	(11,184)
Interest	(971)	(4,296)

Operating Earnings (Loss)	$5,584	$(197)

COMMERCIAL DEVELOPMENT

	For the Three Months Ended
	September 30,

	2001	2000

Sales Revenues	$12,502	$—
Rental Income and Other	4,699	2,538
Cost of Sales	(11,330)	—
Selling, General & Administrative Expenses	(1,661)	(959)
Interest	(1,666)	(1,018)

Operating Earnings Before Depreciation	2,544	561
Depreciation	(913)	(495)

Operating Earnings	$1,631	$66

	For the Six Months Ended
	September 30,

	2001	2000

Sales Revenues	$12,502	$—
Rental Income and Other	8,809	4,918
Cost of Sales	(11,177)	—
Selling, General & Administrative Expenses	(3,428)	(1,978)
Interest	(3,257)	(2,025)

Operating Earnings Before Depreciation	3,449	915
Depreciation	(1,664)	(957)

Operating Earnings (Loss)	$1,785	$(42)

MULTI-FAMILY COMMUNITIES

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$—	$4
Cost of Sales	—	—
Selling, General & Administrative Expenses	(645)	(555)

Operating Loss	$(645)	$(551)

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$23,621	$1,008
Cost of Sales	(21,682)	—
Selling, General & Administrative Expenses	(1,204)	(1,031)

Operating Earnings (Loss)	$735	$(23)

CORPORATE-OTHER

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$710	$144
Cost of Sales	(707)	—
Selling, General & Administrative Expenses	(400)	(163)

Operating Loss	$(397)	$(19)

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$771	$259
Cost of Sales	(707)	—
Selling, General & Administrative Expenses	(1,002)	(310)

Operating Loss	$(938)	$(51)

(G)  The Companies have adopted, effective April 1, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that intangible assets, including goodwill, that are not subject to amortization must be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Companies have completed the first step, which tests for potential impairment by determining whether the carrying amount of a reporting unit exceeds its fair value, and have determined that there is no impairment.

        The pro forma adoption of SFAS No. 142 for the three and six month periods ended September 30, 2000, which included amortization of goodwill, would have resulted in an increase in net earnings of $673 thousand and $962 thousand, respectively, and an increase of $9.52 and $13.94 in earnings per unit. Identifiable intangible assets, other than goodwill, are immaterial. Goodwill was $28.8 million at September 30, 2001 and $27.6 million at March 31, 2001. The increase relates to the impact of foreign currency translation.

(H)  Certain prior year balances have been reclassified to be consistent with the September 30, 2001 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

RESULTS OF OPERATIONS

        On a combined basis, the Companies’ revenues were $86.3 million for the three months ended September 30, 2001, a 22.2% increase over $70.6 million for the same period last year; operating earnings were $3.8 million, a significant increase over operating losses of $775,000 for the same period last year; and net earnings were $3.38 million, a significant increase over net losses of $186,000 for the same period last year.

        On a combined basis, the Companies’ revenues were $170.2 million for the six months ended September 30, 2001, a 20.0% increase over $141.8 million for the same period last year; operating earnings were $7.2 million, a significant increase over operating earnings of $272,000 for the same period last year; and net earnings were $6.5 million, a significant increase over net losses of $215,000 for the same period last year.

INTERNATIONAL HOME BUILDING

        The following summarizes International Home Building’s results for the three and six months ended September 30, 2001 compared to the same periods last year (dollars in thousands, except per unit data):

	For the Three Months Ended September 30,

	2001		2000

Revenues — Home Building	$64,578	94.4%	$59,702	100.0%
Revenues — Land Sales & Other	3,798	5.6%	—	0.0%
Cost of Sales — Home Building	(55,358)	(81.0)%	(53,270)	(89.2)%
Cost of Sales — Land Sales	(3,020)	(4.4)%	—	(0.0)%
General & Administrative Expenses	(5,816)	(8.5)%	(5,524)	(9.3)%

Operating Earnings Before Interest	4,182	6.1%	908	1.5%
Interest	(971)	(1.4)%	(1,760)	(2.9)%

Operating Earnings (Loss) Before Taxes	$3,211	4.7%	$(852)	(1.4)%

Units Closed	315		298
% Change	5.7%		(17.5)%
Unit Sales Price	$205,010		$200,342
% Change	2.3%		7.1%
Operating Earnings Per Unit (Before Interest)	$13,276		$3,047
% Change	335.7%		(61.3)%

	For the Six Months Ended September 30,

	2001		2000

Revenues — Home Building	$120,741	97.0%	$123,874	100.0%
Revenues — Land Sales & Other	3,798	3.0%	—	0.0%
Cost of Sales — Home Building	(103,559)	(83.1)%	(108,591)	(87.7)%
Cost of Sales — Land Sales	(3,020)	(2.4)%	—	(0.0)%
General & Administrative Expenses	(11,405)	(9.2)%	(11,184)	(9.0)%

Operating Earnings Before Interest	6,555	5.3%	4,099	3.3%
Interest	(971)	(0.8)%	(4,296)	(3.5)%

Operating Earnings (Loss) Before Taxes	$5,584	4.5%	$(197)	(0.2)%

Units Closed	614		598
% Change	2.7%		(22.3)%
Unit Sales Price	$196,647		$207,147
% Change	(5.1)%		16.4%
Operating Earnings Per Unit (Before Interest)	$10,676		$6,855
% Change	55.7%		(13.6)%

        The increase in International Home Building revenues for the three months ended September 30, 2001 is attributable to a higher per-unit sales price and an increase in the number of units sold compared to the same period last year, offset by a reduction in the average exchange rate used for foreign currency translation. The decrease in home building revenues for the six months ended September 30, 2001 is attributable to a lower per-unit sales price resulting from an increase in the number of lower-price units sold compared to the same period last year, and an increase in the number of units sold, offset by a reduction in the average exchange rate used for foreign currency translation. Revenues from land sales also increased for the three and six months ended September 30, 2001 as compared to the same periods last year as the result of a sale of a portion of International Home Building’s interest in a Yorkshire development.

        Interest expense for the three and six months ended September 30, 2001 represents interest expense incurred on bank debt, reduced by capitalized external interest expense of $1.87 million. Interest expense for the same periods last year represents preferred distributions due to the seller in connection with preference shares issued at acquisition, which entitled the seller to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. Although preferred stock is ordinarily treated as an equity security, in this case the preference shares had the essential characteristics of debt and, among other things, had a nominal residual interest value that was subject to redemption. Therefore, the preference shares were treated as debt and the preferred distributions were recorded as interest expense.

        For the three and six months ended September 30, 2001, home sales (orders) totaled 348 and 724 units, respectively, as compared to 280 and 608 units for the same periods last year. The backlog of homes sold but not closed as of September 30, 2001 was 446 units, as compared to 432 units at September 30, 2000.

        International Home Building, whose functional currency is the British pound sterling, translates its operating results into U.S. dollars using the average exchange rate for the period. For the three months ended September 30, 2001 and 2000, respectively, the average exchange rate used for translation was 1.44 and 1.48, representing a decrease of 2.7%. For the six months ended September 30, 2001 and 2000, respectively, the average exchange rate used for translation was 1.43 and 1.54, representing a decrease of 7.1%.

DOMESTIC HOME BUILDING

        Results for the Domestic Home Building segment for the three and six months ended September 30, 2000, were revenues of $8.3 million and $11.7 million, respectively, and operating earnings of $581,000 and $585,000, respectively. On March 31, 2001, the Partnership sold its Domestic Home Building segment to Centex Homes.

COMMERCIAL DEVELOPMENT

        The following summarizes Commercial Development’s results for the three and six months ended September 30, 2001, compared to the same periods last year (dollars and square feet in thousands):

	For the Three Months Ended
	September 30,

	2001	2000

Sales Revenues	$12,502	$—
Rental Income and Other	4,699	2,538
Cost of Sales	(11,330)	—
Selling, General & Administrative Expenses	(1,661)	(959)
Interest Expense	(1,666)	(1,018)

Operating Earnings Before Depreciation	2,544	561
Depreciation	(913)	(495)

Operating Earnings	$1,631	$66

Rentable Square Feet for Operating Properties	1,754	1,104

	For the Six Months Ended
	September 30,

	2001	2000

Sales Revenues	$12,502	$—
Rental Income and Other	8,809	4,918
Cost of Sales	(11,177)	—
Selling, General & Administrative Expenses	(3,428)	(1,978)
Interest Expense	(3,257)	(2,025)

Operating Earnings Before Depreciation	3,449	915
Depreciation	(1,664)	(957)

Operating Earnings (Loss)	$1,785	$(42)

Rentable Square Feet for Operating Properties	1,754	1,104

        As detailed below, at September 30, 2001, Commercial Development owned, either directly or through interests in joint ventures, 1,754,000 square feet of industrial, office and medical office space in California, Florida, Massachusetts, North Carolina and Texas, and interests in projects under development totaling 1,121,000 square feet of industrial, manufacturing, office, medical office and retail space in Arizona, California, Florida, Michigan, Mississippi, North Carolina and Texas.

        Sales Revenues and Cost of Sales for the three and six months ended September 30, 2001, increased as a result of the sale of two industrial projects and the sale of approximately two acres of land. Rental income for the three and six months ended September 30, 2001, increased as a result of an increase in the number of operating properties and an increase in the weighted average portfolio occupancy. General and Administrative Expenses, Interest Expense and Depreciation for the three and six months ended September 30, 2001, increased as a result of an increase in the number of operating properties.

Operating Properties

	September 30, 2001		September 30, 2000

	(000’s)	Weighted	(000’s)	Weighted
	Rentable	Average	Rentable	Average
	Square Ft.	Occupancy	Square Ft.	Occupancy

Industrial	1,269	97.0%	659	80.3%
Office/Medical Office	485	96.9%	445	100.0%

	1,754	97.0%	1,104	88.2%

Projects Under Development

	(000’s)	(000’s)
	Rentable	Rentable
	Square Ft.	Square Ft.

Industrial/Manufacturing	869	864
Office/Medical Office	116	88
Retail	136	—

	1,121	952

MULTI-FAMILY COMMUNITIES

        The following summarizes Multi-Family Communities’ (“Multi-Family”) results for the three and six months ended September 30, 2001, compared to the same periods last year (dollars in thousands):

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$—	$4
Cost of Sales	—	—
Selling, General & Administrative Expenses	(645)	(555)

Operating Loss	$(645)	$(551)

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$23,621	$1,008
Cost of Sales	(21,682)	—
Selling, General & Administrative Expenses	(1,204)	(1,031)

Operating Earnings (Loss)	$735	$(23)

        During the six months ended September 30, 2001, Multi-Family closed on the sale of a 400-unit apartment complex in Grand Prairie, Texas. During the six months ended September 30, 2000, Multi-Family closed on the sale of a 182-unit apartment complex in College Station, Texas through a joint venture in which Multi-Family had an interest.

CORPORATE-OTHER

        The following summarizes Corporate-Other’s results for the three and six months ended September 30, 2001, compared to the same periods last year (dollars in thousands):

	For the Three Months Ended
	September 30,

	2001	2000

Revenues	$710	$144
Cost of Sales	(707)	—
Selling, General & Administrative Expenses	(400)	(163)

Operating Loss	$(397)	$(19)

	For the Six Months Ended
	September 30,

	2001	2000

Revenues	$771	$259
Cost of Sales	(707)	—
Selling, General & Administrative Expenses	(1,002)	(310)

Operating Loss	$(938)	$(51)

        The Corporate-Other (formerly known as Land Sales and Other) segment is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another business segment. For the three months ended September 30, 2001 and 2000, revenues included $0 and $98,000 from earnings in joint ventures, respectively, and $55,000 and $46,000 in interest income, respectively. For the six months ended September 30, 2001 and 2000, revenues included $655,000 and $0 in sales revenues, $0 and $145,000 from earnings in joint ventures, respectively, and $116,000 and $114,000 in interest income, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Companies finance land acquisition and development activities primarily from financial institution borrowings, equity contributions from third-party investors in project-specific joint ventures, seller financing, issuance of Class C limited partnership units to Centex affiliates, and cash flow from operations (comprised largely of proceeds from the sale of real estate).

        Properties under development are typically financed through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $48.0 million at September 30, 2001. As properties are completed, the properties are either sold or refinanced with long-term fixed-rate debt. In both instances, the proceeds are used to repay the short-term borrowings. Permanent commercial project loans outstanding at

September 30, 2001 totaled $74.8 million. Seller-financed land acquisition loans totaled $37.5 million at September 30, 2001.

        The International Home Building segment has a secured revolving bank credit facility of £100 million. The term of this facility expires in fiscal 2004. Advances under this facility totaled £60 million, or $88.5 million, at September 30, 2001.

        During the three and six months ended September 30, 2001, the Partnership issued 11,257 and 15,774 Class C limited partnership units in exchange for assets valued at $11.3 million and $15.8 million.

        The Companies believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, and the sale and permanent financing of development projects will be sufficient to provide the necessary funding for their current and future needs.

FORWARD-LOOKING STATEMENTS

        The Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Companies are discussing their beliefs, estimates, or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The principal risks and uncertainties that may affect the Companies’ actual performance and results of operations include the following: general economic conditions and interest rates; the cyclical and seasonal nature of the Companies’ businesses; adverse weather; changes in property taxes; changes in federal income tax laws; government regulation; changes in governmental and public policy; changes in economic conditions specific to any one or more of the Companies’ markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Companies’ actual performance and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Companies’ market risk from March 31, 2001. For more information regarding the Companies’ market risk, refer to the Companies’ Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Part II. Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 19, 2001, 3333 Holding Corporation held its Annual Meeting of Stockholders. At the Annual Meeting, Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg, and Roger O. West were elected as directors to serve for a one year term until the 2002 Annual Meeting. Voting results for these nominees are summarized as follows:

	Number of Shares

	For	Against

Josiah O. Low, III	830	3
David M. Sherer	830	3
Stephen M. Weinberg	786	47
Roger O. West	830	3

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

None

(2)	Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3333 HOLDING CORPORATION
Registrant

November 14, 2001	/s/ Stephen M. Weinberg
by Stephen M. Weinberg
President and Chief Executive Officer

November 14, 2001	/s/ Todd D. Newman
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

CENTEX DEVELOPMENT COMPANY, L.P.
Registrant
By: 3333 Development Corporation,
General Partner

November 14, 2001	/s/ Stephen M. Weinberg
by Stephen M. Weinberg
President and Chief Executive Officer

November 14, 2001	/s/ Todd D. Newman
Todd D. Newman
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and
chief accounting officer)