Form 10-Q
period 2001-12-31
CENTEX CORP; CENTEX DEVELOPMENT CO LP; 3333 HOLDING CORP
filed 2002-02-13
CIK 18532, 818764, 818762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

December 31, 2001

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

Centex Corporation	Common Stock	61,211,372 shares
3333 Holding Corporation	Common Stock	1,000 shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260 units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	201,351 units

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

December 31, 2001

Centex Corporation and Subsidiaries

i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

ii

Part I – Financial Information
Item 1. Financial Statements

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,

	2001	2000

Revenues
Home Building
Conventional Homes	$1,210,759	$1,038,810
Manufactured Homes	31,907	29,494
Financial Services	182,800	121,308
Construction Products	112,750	105,295
Contracting and Construction Services	321,357	345,568
Investment Real Estate	9,730	13,023
Home Services	25,181	—

	1,894,484	1,653,498

Costs and Expenses
Home Building
Conventional Homes	1,076,248	938,170
Manufactured Homes	31,226	32,031
Financial Services	149,446	118,932
Construction Products	91,353	84,282
Contracting and Construction Services	312,254	337,412
Investment Real Estate	5,137	(528)
Home Services and Other	23,448	(3,123)
Corporate General and Administrative	13,326	8,458
Interest Expense	28,046	21,076
Minority Interest	6,065	6,294

	1,736,549	1,543,004

Earnings Before Income Taxes	157,935	110,494
Income Taxes	61,790	42,027

Net Earnings	$96,145	$68,467

Earnings Per Share
Basic	$1.59	$1.16

Diluted	$1.54	$1.12

Average Shares Outstanding
Basic	60,554,328	59,080,788
Common Share Equivalents
Options	1,460,920	1,448,887
Convertible Debenture/Restricted Stock	414,324	400,000

Diluted	62,429,572	60,929,675

Cash Dividends Per Share	$0.04	$0.04

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,

	2001	2000

Revenues
Home Building
Conventional Homes	$3,420,641	$2,952,835
Manufactured Homes	90,934	99,777
Financial Services	511,366	323,717
Construction Products	359,718	335,236
Contracting and Construction Services	971,786	974,672
Investment Real Estate	57,053	19,667
Home Services	75,764	—

	5,487,262	4,705,904

Costs and Expenses
Home Building
Conventional Homes	3,065,032	2,690,086
Manufactured Homes	91,744	103,504
Financial Services	423,581	319,068
Construction Products	302,848	245,481
Contracting and Construction Services	947,904	953,446
Investment Real Estate	21,071	(7,059)
Home Services and Other	69,530	(5,040)
Corporate General and Administrative	37,552	25,963
Interest Expense	84,630	65,140
Minority Interest	15,135	30,827

	5,059,027	4,421,416

Earnings Before Income Taxes	428,235	284,488
Income Taxes	163,485	108,722

Net Earnings	$264,750	$175,766

Earnings Per Share
Basic	$4.38	$2.98

Diluted	$4.26	$2.91

Average Shares Outstanding
Basic	60,433,456	58,946,795
Common Share Equivalents
Options	1,369,122	1,016,430
Convertible Debenture/Restricted Stock	408,250	400,000

Diluted	62,210,828	60,363,225

Cash Dividends Per Share	$0.12	$0.12

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	December 31,	March 31,
	2001*	2001**

Assets
Cash and Cash Equivalents	$47,121	$57,752
Restricted Cash	82,965	57,428
Receivables -

Residential Mortgage Loans	3,278,290	1,996,746
Other	549,311	606,069
Inventories	2,814,722	2,202,295
Investments -
Centex Development Company, L.P.	262,459	210,807
Joint Ventures and Other	87,738	72,035
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	727,634	729,099
Other Assets -
Deferred Income Taxes	39,300	43,116
Goodwill	369,709	323,971
Mortgage Securitization Residual Interest	132,600	146,394
Deferred Charges and Other	269,051	203,331

	$8,660,900	$6,649,043

Liabilities and Stockholders’ Equity

Accounts Payable and Accrued Liabilities	$1,315,296	$1,271,464
Debt -
Non-Financial Services	1,851,401	1,464,993
Financial Services	3,346,777	2,054,898
Payables to Affiliates	—	—
Minority Stockholders’ Interest	154,019	143,624
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000
Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized
100,000,000 Shares; Issued and Outstanding
60,907,968 and 59,929,344 Shares	15,283	14,982
Capital in Excess of Par Value	62,801	25,779
Unamortized Value of Restricted Stock	(2,605)	—
Retained Earnings	1,935,873	1,678,400
Treasury Stock, at cost; 222,505 Shares
and 0 Shares	(6,582)	—
Accumulated Other Comprehensive Loss	(11,363)	(5,097)

Total Stockholders’ Equity	1,993,407	1,714,064

	$8,660,900	$6,649,043

See notes to condensed consolidated financial statements.
*Unaudited
**Condensed from audited financial statements.

Centex Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

Centex Corporation		Financial Services

December 31,	March 31,	December 31,	March 31,
2001*	2001**	2001*	2001**

$33,161	$45,987	$13,960	$11,765
4,432	5,442	78,533	51,986

—	—	3,278,290	1,996,746
388,824	486,816	160,487	119,253
2,794,046	2,193,838	20,676	8,457

262,459	210,807	—	—
87,738	72,035	—	—
380,329	314,868	—	—
678,069	673,846	49,565	55,253

(7,180)	12,838	46,480	30,278
343,687	307,369	26,022	16,602
—	—	132,600	146,394
182,947	149,917	86,104	53,414

$5,148,512	$4,473,763	$3,892,717	$2,490,148

$1,152,049	$1,153,215	$163,247	$118,249

1,851,401	1,464,993	—	—
—	—	3,346,777	2,054,898
—	—	94,995	50,072
151,655	141,491	2,364	2,133

—	—	—	—

15,283	14,982	1	1
62,801	25,779	202,671	200,467
(2,605)	—	—	—
1,935,873	1,678,400	92,226	64,328

(6,582)	—	—	—
(11,363)	(5,097)	(9,564)	—

1,993,407	1,714,064	285,334	264,796

$5,148,512	$4,473,763	$3,892,717	$2,490,148

In the supplemental data presented above, “Centex Corporation” represents the adding together of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended December 31,

	2001	2000

Cash Flows – Operating Activities
Net Earnings	$264,750	$175,766
Adjustments -
Depreciation and Amortization	66,470	44,717
Deferred Income Taxes	(923)	(6,440)
Equity in Earnings of Centex Development
Company, L.P. and Joint Ventures	(25,816)	(4,421)
Minority Interest, net of taxes	10,066	19,605
Increase in Restricted Cash	(21,313)	(28,883)
Decrease (Increase) in Receivables	57,266	(31,824)
Increase in Residential Mortgage Loans	(1,224,469)	(1,162,093)
Increase in Inventories	(617,993)	(310,971)
Increase (Decrease) in Payables and Accruals	31,890	(15,311)
Increase in Other Assets	(103,100)	(72,693)
Other, net	329	(6,752)

	(1,562,843)	(1,399,300)

Cash Flows – Investing Activities
Increase in Advances to Centex Development
Company, L.P. and Joint Ventures	(29,576)	(30,845)
Acquisition of Construction Products Operations	—	(442,200)
Increase in Property and Equipment, net	(49,825)	(46,286)

	(79,401)	(519,331)

Cash Flows – Financing Activities
Increase in Short-Term Debt, net	886,824	255,545
Non-Financial Services
Issuance of Long-Term Debt	658,330	794,364
Repayment of Long-Term Debt	(674,734)	(339,447)
Financial Services
Issuance of Long-Term Debt	1,055,525	1,140,008
Repayment of Long-Term Debt	(315,191)	(22,482)
Retirement of Common Stock	—	(784)
Proceeds from Stock Option Exercises
and Restricted Stock Activity	34,718	7,005
Purchase of Treasury Stock	(6,582)	—
Dividends Paid	(7,277)	(7,079)

	1,631,613	1,827,130

Net Decrease in Cash and Cash Equivalents	(10,631)	(91,501)

Cash and Cash Equivalents at Beginning of Period	57,752	135,853

Cash and Cash Equivalents at End of Period	$47,121	$44,352

See notes to condensed consolidated financial statements.

Centex Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Dollars in thousands)
(unaudited)

(A)  The condensed consolidated interim financial statements include the accounts of Centex Corporation and subsidiaries ("Centex” or the "Company") after elimination of all significant intercompany balances and transactions. These statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

(B)  A summary of comprehensive income for the three and nine months ended December 31, 2001 and 2000 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2001	2000	2001	2000

Net Earnings	$96,145	$68,467	$264,750	$175,766
Other Comprehensive (Loss) Income, net of tax:
Foreign Currency Translation Adjustments	(3,006)	73	5,828	(394)
Unrealized Loss on Hedging Instruments	(3,148)	—	(12,361)	—
Unrealized Gain (Loss) on Investments	171	(586)	267	1,152

Comprehensive Income	$90,162	$67,954	$258,484	$176,524

     The Foreign Currency Translation Adjustments are primarily the result of Centex’s investment in Centex Development Company, L.P. and its subsidiaries, which have separate financial statements included elsewhere in this report. The Unrealized Loss on Hedging Instruments represents the unrealized loss on swap agreements designated as cash flow hedges. The accounting for these derivative financial instruments is discussed in detail in Note (H) of this report. The Unrealized Gain (Loss) on Investments represents mark to market adjustments to securities available for sale by the Company.

(C)  A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
			Capital in	Value of		Treasury	Other
	Preferred	Common	Excess of Par	Restricted	Retained	Shares - at	Comprehensive
	Stock	Stock	Value	Stock	Earnings	Cost	Loss	Total

Balance, March 31, 2001	$—	$14,982	$25,779	$—	$1,678,400	$—	$(5,097)	$1,714,064
Net Earnings	—	—	—	—	264,750	—	—	264,750
Issuance of Restricted Stock	—	19	3,133	(3,152)	—	—	—	—
Amortization of Restricted Stock	—	—	—	547	—	—	—	547
Exercise of Stock Options	—	282	33,889	—	—	—	—	34,171
Cash Dividends	—	—	—	—	(7,277)	—	—	(7,277)
Purchases of Common Stock for Treasury	—	—	—	—	—	(6,658)	—	(6,658)
Treasury Stock Issued for Service Awards	—	—	—	—	—	76	—	76
Unrealized Loss on Hedging Instruments	—	—	—	—	—	—	(12,361)	(12,361)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	5,828	5,828
Unrealized Gain on Investments	—	—	—	—	—	—	267	267

Balance, December 31, 2001	$—	$15,283	$62,801	$(2,605)	$1,935,873	$(6,582)	$(11,363)	$1,993,407

(D)  Centex Development Company, L.P. (the “Partnership”) is a master limited partnership formed by Centex in 1987 to broaden Centex’s business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core home building operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units, which are collectively convertible into 20% of the Partnership’s Class B limited partnership units. The Partnership may issue additional Class C units in connection with the acquisition of real property and other assets. No Class B units have been issued. However, warrants to purchase approximately 80% of the Class B units are also held by the stockholders of Centex through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of December 31, 2001, these adjusted capital contributions were $234.1 million and preference payments in arrears totaled $36.1 million. No preference payments have been made since fiscal 1998.

     The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and the independent board of Holding, including its non-executive Chairman, manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation and sale of properties, without the consent of the limited partners. The limited partners cannot remove the general partner. As a result, the Company accounts for its limited partner’s interest in the Partnership using the equity method of accounting for investments.

     Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this report.

Supplementary Condensed Combined Balance Sheets of Centex,
     Holding and Subsidiary and Partnership and Subsidiaries

	December 31,	March 31,
	2001	2001*

Assets
Cash and Cash Equivalents	$47,364	$60,786
Restricted Cash	87,965	57,428
Receivables	3,833,047	2,613,035
Inventories	3,379,753	2,629,733
Investments in Joint Ventures and Other	92,735	72,679
Property and Equipment, net	730,880	732,490
Other Assets	861,460	757,882

	$9,033,204	$6,924,033

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,412,865	$1,352,467
Non-Financial Services Debt	2,124,861	1,658,894
Financial Services Debt	3,346,777	2,054,898
Minority Stockholders’ Interest	155,294	143,710
Stockholders’ Equity	1,993,407	1,714,064

	$9,033,204	$6,924,033

     *     Condensed from audited financial statements.

Supplementary Condensed Combined Statements of Earnings of Centex,
     Holding and Subsidiary and Partnership and Subsidiaries

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$5,740,840	$4,882,572
Costs and Expenses	5,311,660	4,598,955

Earnings Before Income Taxes	429,180	283,617
Income Taxes	164,430	107,851

Net Earnings	264,750	175,766
Other Comprehensive (Loss) Earnings	(6,266)	758

Comprehensive Income	$258,484	$176,524

(E)  The Company conducts its land acquisition and development activities directly and through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these joint ventures was $87.7 million and $72.0 million at December 31, 2001 and March 31, 2001, respectively. These non-consolidated joint ventures had total debt outstanding of approximately $168 million as of December 31, 2001 and $137 million as of March 31, 2001. The Company’s liability is limited to approximately $32 million and $46 million, respectively.

     The Company has paid $66 million for options, which expire at various dates through 2007, toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.4 billion in order to ensure the future availability of land for home building. The Company has committed to purchase land and developed lots totaling approximately $2.5 million.

(F)  Interest expenses relating to the Financial Services segments are included in its costs and expenses. Interest expense related to segments other than Financial Services is included as a separate line on the Condensed Consolidated Statement of Earnings. For the three and nine month periods ending December 31, 2001, $12.2 million and $36.0 million, respectively, of interest incurred was capitalized to qualifying assets, principally within the Home Building segment compared to $10.7 million and $35.5 million for the three and nine months ended December 31, 2000, respectively. For the three and nine months ended December 31, 2001, $9.9 million and $25.3 million, respectively, of previously capitalized interest was charged to interest expense compared to $5.1 million and $27.1 million for the three and nine months ended December 31, 2000, respectively.

	For the Three Months Ended
	December 31,

	2001	2000

Total Interest Incurred	$70,988	$54,108
Capitalized Interest, net	(2,250)	(5,600)
Less – Financial Services	(40,692)	(27,432)

Interest Expense, net	$28,046	$21,076

	For the Nine Months Ended
	December 31,

	2001	2000

Total Interest Incurred	$211,812	$133,900
Capitalized Interest, net	(10,697)	(8,350)
Less – Financial Services	(116,485)	(60,410)

Interest Expense, net	$84,630	$65,140

(G)  The Company operates in six principal business segments: Home Building, Financial Services, Construction Products, Contracting and Construction Services, Investment Real Estate, and Home Services. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $262 million) is included in the Investment Real Estate segment.

     The following tables set forth financial information relating to the business segments.

HOME BUILDING

Conventional Homes

     Conventional Homes’ operations involve the purchase and development of land or lots as well as the construction and sale of single-family homes.

	For the Three Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$1,210.8	$1,038.8
Cost of Sales	(898.3)	(782.4)
Selling, General & Administrative Expenses	(178.0)	(155.8)

Operating Earnings	$134.5	$100.6

	For the Nine Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$3,420.6	$2,952.8
Cost of Sales	(2,539.3)	(2,251.2)
Selling, General & Administrative Expenses	(525.7)	(438.9)

Operating Earnings	$355.6	$262.7

Manufactured Homes

     Manufactured Homes’ operations involve the construction in factories of single-family homes and, to a lesser degree, commercial structures and the sale of these products through a network of company-owned and independent dealers.

	For the Three Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$31.9	$29.5
Cost of Sales	(26.1)	(24.4)
Selling, General & Administrative Expenses	(5.1)	(7.6)

Operating Earnings (Loss)	$0.7	$(2.5)

	For the Nine Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$90.9	$99.8
Cost of Sales	(76.0)	(82.0)
Selling, General & Administrative Expenses	(15.7)	(21.5)

Operating Loss	$(0.8)	$(3.7)

FINANCIAL SERVICES

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending, and the sale of title and other insurance coverages. These activities include mortgage origination and other related services for homes sold by Centex subsidiaries and by others.

	For the Three Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues*	$182.8	$121.3
Selling, General & Administrative Expenses	(108.7)	(91.5)
Interest Expense	(40.7)	(27.4)

Operating Earnings	$33.4	$2.4

	For the Nine Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues*	$511.4	$323.7
Selling, General & Administrative Expenses	(307.1)	(258.6)
Interest Expense	(116.5)	(60.4)

Operating Earnings	$87.8	$4.7

* Revenues include interest income of $73.9 million and $36.8 million for the three months and $188.1 million and $78.9 million for the nine months ended December 31, 2001 and 2000, respectively.

CONSTRUCTION PRODUCTS

     Construction Products' operations involve the manufacture, production, distribution, and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. Centex’s ownership interest in Construction Products was 65.2% as of December 31, 2001 and 65.3% as of December 31, 2000.

	For the Three Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$112.7	$105.3
Cost of Sales	(90.0)	(82.7)
Selling, General & Administrative Expenses	(1.3)	(1.6)

Operating Earnings†	$21.4	$21.0

	For the Nine Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$359.7	$335.2
Cost of Sales	(299.0)	(240.6)
Selling, General & Administrative Expenses	(3.8)	(4.9)

Operating Earnings†	$56.9	$89.7

     † Operating earnings are shown before Minority Interest.

CONTRACTING AND CONSTRUCTION SERVICES

     Contracting and Construction Services’ operations involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, libraries, airport facilities and educational institutions. As this segment generates significant positive cash flow (payables and accruals consistently exceed identifiable assets), intercompany interest income (credited at the prime rate in effect) is reflected in this segment; however, this amount is eliminated in consolidation.

	For the Three Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$321.4	$345.6
Construction Contract Costs	(296.8)	(322.8)
Selling, General & Administrative Expenses	(15.5)	(14.6)

Operating Earnings, as reported	9.1	8.2
Intercompany Interest Income	1.8	2.5

Total Economic Return	$10.9	$10.7

	For the Nine Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$971.8	$974.7
Construction Contract Costs	(904.1)	(911.9)
Selling, General & Administrative Expenses	(43.8)	(41.5)

Operating Earnings, as reported	23.9	21.3
Intercompany Interest Income	5.6	6.9

Total Economic Return	$29.5	$28.2

INVESTMENT REAL ESTATE

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail and mixed-use projects and investments in other real estate operations.

	For the Three Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$9.7	$13.0
Cost of Sales	(1.3)	(1.8)
Selling, General & Administrative Expenses	(3.8)	(1.6)
Negative Goodwill Amortization	—	4.0

Operating Earnings	$4.6	$13.6

	For the Nine Months Ended
	December 31,

	2001	2000

	(Dollars in millions)
Revenues	$57.1	$19.7
Cost of Sales	(11.2)	(2.2)
Selling, General & Administrative Expenses	(9.9)	(2.8)
Negative Goodwill Amortization	—	12.0

Operating Earnings	$36.0	$26.7

HOME SERVICES

     Home Services’ operations include pest management, electronic security monitoring and chemical lawn care.

For the Three Months Ended
December 31,

2001

(Dollars in millions)
Revenues	$25.2

Cost of Sales	(9.2)

Selling, General & Administrative Expenses	(14.3)

Operating Earnings	$1.7 *

For the Nine Months Ended
December 31,

2001

(Dollars in millions)
Revenues	$75.8

Cost of Sales	(28.6)

Selling, General & Administrative Expenses	(41.0)

Operating Earnings	$6.2 *

*	Before fiscal 2002, revenues and operating expenses of Home Services were included in the Other, net segment and were reflected on a net basis, as this segment was not considered material for purposes of segment reporting.

(H)  The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), on April 1, 2001. The effect of the adoption of SFAS 133 on the Company’s operating earnings was not significant.

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements, designated as cash flow hedges as described below. The swap agreements are recorded at their fair value in Other Assets in the condensed consolidated balance sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through Other Comprehensive (Loss) Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings.

     Centex Corporation and Centex Construction Products, Inc. each have interest rate swap agreements which, in effect, fix the variable interest rate on a portion of their outstanding debt at December 31, 2001. During the three and nine months ended December 31, 2001, there was no hedge ineffectiveness related to these derivatives. These swaps expire at varying times through October 2005. Amounts to be received or paid under the swap agreements are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at December 31, 2001 related to these derivatives, the Company would estimate increases in interest incurred over the next 12 months to be approximately $3 million. As of December 31, 2001, the liability and the balance in Accumulated Other Comprehensive Loss related to these derivatives was $5.9 million ($3.8 million net of tax).

     Financial Services, through Centex Home Equity Company, LLC (“CHEC”), uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance subprime mortgages. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Loss and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. CHEC also uses interest rate swaps which, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. During the three and nine months ended December 31, 2001, there was no hedge ineffectiveness related to these interest rate swaps. These swaps expire at varying times through December 2007. Based on the balance in Accumulated Other Comprehensive Loss at December 31, 2001 related to these derivatives, the Company would estimate adjustments to interest incurred over the next 12 months to be approximately $0.8 million. In accordance with SFAS 133, the loss of $0.6 million ($0.4 million net of tax) on these interest rate swaps is recognized in Accumulated Other Comprehensive Loss as of December 31, 2001.

     Financial Services, through CTX Mortgage Company, LLC, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company agrees to make mortgage loans at agreed upon rates within a period of time, generally from 10 to 60 days, if certain conditions are met within the terms of the IRLCs. In order to hedge the risk of fluctuations in the value of these IRLCs and mortgage loans held by CTX Mortgage Company, CTX Mortgage Company executes mandatory forward trades of mortgage loans and mortgage backed securities. CTX Mortgage also uses mandatory forward trades to hedge the Company’s obligation, created through a swap agreement, to protect against certain interest rate risk, non-credit related market risk and prepayment risk related to mortgage loans held by Harwood Street Funding I, LLC, an unaffiliated entity which is not consolidated with Financial Services or the Company. The Company has elected not to utilize hedge accounting treatment under SFAS 133 for these derivatives. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs, mandatory forward trades and swaps are recorded as an adjustment to earnings. The gain resulting from the net change in the estimated fair value of these derivative positions was $10.0 million for the three months and $13.3 million for the nine months ended December 31, 2001.

(I)  Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), was issued in September 2000 to replace Statement of Financial Accounting Standards No. 125 (“SFAS 125”). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries most of SFAS 125’s provisions without reconsideration. The implementation of

SFAS 140 on April 1, 2001 did not have a material impact on the Company’s results of operations or financial position.

(J)  The Company has adopted, effective April 1, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which provides that intangible assets, including goodwill, that are not subject to amortization must be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied and annually thereafter at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has completed the assessment of impairment as of the beginning of the fiscal year, and has determined that there is no impairment.

     The pro forma adoption of SFAS 142 for the nine month period ended December 31, 2000, which included amortization of goodwill and negative goodwill, would have resulted in a decrease in net earnings of $2.7 million and a decrease of $0.04 in both basic and diluted earnings per share. The pro forma adoption of SFAS 142 for the three month period ended December 31, 2000 would not have been material. Goodwill was $369.7 million at December 31, 2001 and $324.0 million at March 31, 2001. The increase primarily relates to acquisitions made in the first quarter of fiscal 2002.

(K)  Certain prior year balances have been reclassified to be consistent with the December 31, 2001 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

     For the three months ended December 31, 2001, Centex Corporation and Subsidiaries’ (“Centex” or the “Company”) consolidated revenues were $1.9 billion, a 15% increase over $1.7 billion for the same period last year; earnings before income taxes were $157.9 million, a 43% increase over $110.5 million last year; and net earnings were $96.1 million, a 40% increase over $68.5 million for the same period last year.

     For the nine months ended December 31, 2001, consolidated revenues totaled $5.5 billion, a 17% increase over $4.7 billion for the same period last year; earnings before income taxes were $428.2 million, a 51% increase over $284.5 million for the same period last year; and net earnings were $264.8 million, a 51% increase over $175.8 million for the same period last year.

HOME BUILDING

Conventional Homes

     The following summarizes Conventional Homes’ results for the three and nine months ended December 31, 2001 compared to the same periods last year (dollars in millions, except per unit data):

	For the Three Months Ended December 31,

	2001		2000

Revenues	$1,210.8	100.0%	$1,038.8	100.0%
Cost of Sales	(898.3)	(74.2%)	(782.4)	(75.3%)
Selling, General & Administrative Expenses	(178.0)	(14.7%)	(155.8)	(15.0%)

Operating Earnings	$134.5	11.1%	$100.6	9.7%

Units Closed	5,567		4,893
% Change	13.8%		8.9%
Unit Sales Price	$212,400		$208,328
% Change	2.0%		10.0%
Operating Earnings Per Unit	$24,162		$20,568
% Change	17.5%		26.1%
Backlog Units	9,476		8,603
% Change	10.1%		16.1%

	For the Nine Months Ended December 31,

	2001		2000

Revenues	$3,420.6	100.0%	$2,952.8	100.0%
Cost of Sales	(2,539.3)	(74.2%)	(2,251.2)	(76.2%)
Selling, General & Administrative Expenses	(525.7)	(15.4%)	(438.9)	(14.9%)

Operating Earnings	$355.6	10.4%	$262.7	8.9%

Units Closed	15,835		14,202
% Change	11.5%		10.5%
Unit Sales Price	$212,445		$203,071
% Change	4.6%		7.7%
Operating Earnings Per Unit	$22,457		$18,501
% Change	21.4%		17.3%
Backlog Units	9,476		8,603
% Change	10.1%		16.1%

     Conventional Homes’ revenues for the three and nine months ended December 31, 2001 increased 16.6% and 15.8%, respectively, compared to revenues for the same periods last year. These improvements resulted from an increased number of operating neighborhoods along with an increase in units closed per neighborhood, and a higher average unit selling price compared to fiscal 2001.

     Operating earnings for the three and nine months ended December 31, 2001 were 11.1% and 10.4% as a percentage of revenue and approximately $24,162 and $22,457 on a per-unit basis, compared to operating earnings of 9.7% and 8.9% of revenue and approximately $20,568 and $18,501 on a per-unit basis for the same periods last year. The operating earnings increase was primarily attributable to a higher average unit selling price and continued cost reductions due to increased productivity and process design improvements.

     Home sales (orders) totaled 5,065 units during the three months ended December 31, 2001 compared to 4,351 units during the same period last year, a 16.4% increase. Home sales (orders) totaled 15,967 units during the nine months ended December 31, 2001 compared to 15,226 units for the same period last year, a 4.9% increase. The backlog of homes sold but not closed at December 31, 2001 was 9,476 units, compared to 8,603 units as of December 31, 2000, a 10.1% increase.

Manufactured Homes

     The following summarizes Manufactured Homes’ results for the three and nine months ended December 31, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended December 31,

	2001		2000

Revenues	$31.9	100.0%	$29.5	100.0%
Cost of Sales	(26.1)	(81.9%)	(24.4)	(82.8%)
Selling, General & Administrative	(5.1)	(15.9%)	(7.6)	(25.8%)

Operating Earnings (Loss)	$0.7	2.2%	$(2.5)	(8.6%)

Units Sold	955		1,004

	For the Nine Months Ended December 31,

	2001		2000

Revenues	$90.9	100.0%	$99.8	100.0%
Cost of Sales	(76.0)	(83.6%)	(82.0)	(82.2%)
Selling, General & Administrative	(15.7)	(17.3%)	(21.5)	(21.5%)

Operating Loss	$(0.8)	(0.9%)	$(3.7)	(3.7%)

Units Sold	2,854		3,328

     For the three and nine months ended December 31, 2001, revenues increased 8.2% and decreased 8.9%, respectively, from the same periods last year; and operating earnings increased $3.2 million and operating losses decreased $2.9 million, respectively, from the same periods last year.

     Due to higher than normal retailer inventories and the reduced availability and higher cost of financing for purchasers of manufactured homes, Manufactured Homes’ revenues declined for the nine months ended December 31, 2001 compared to the same period last year. Revenues for the three months ended December 31, 2001 increased compared to the same period in the prior year due to the reduced inventory positions of independent dealers in the manufactured housing markets. Production efficiencies and successful cost reduction measures improved operating results for both the three and nine months ended December 31, 2001.

FINANCIAL SERVICES

     The following summarizes Financial Services’ results for the three and nine months ended December 31, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$182.8	$121.3

Operating Earnings	$33.4	$2.4

Origination Volume	$4,096	$2,461

Number of Loans Originated
CTX Mortgage Company, LLC
Centex-built Homes (“Builder”)	3,797	2,956
Non-Centex-built Homes (“Retail”)	18,763	10,610

	22,560	13,566
Centex Home Equity Company, LLC	7,136	6,564

	29,696	20,130

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$511.4	$323.7

Operating Earnings	$87.8	$4.7

Origination Volume	$11,232	$7,316

Number of Loans Originated
CTX Mortgage Company, LLC
Centex-built Homes (“Builder”)	10,612	8,261
Non-Centex-built Homes (“Retail”)	51,847	33,572

	62,459	41,833
Centex Home Equity Corporation, LLC	21,201	20,310

	83,660	62,143

     For the three and nine months ended December 31, 2001, Financial Services’ revenues increased 50.7% and 58.0%, respectively, and operating earnings increased significantly from the same periods last year. The increase in revenues and operating earnings is due primarily to increased mortgage refinancings at CTX Mortgage Company, LLC and related companies (“CTX Mortgage”) as a result of lower mortgage rates and to the impact of the portfolio method of accounting as described below.

     The operating earnings of CTX Mortgage are derived primarily from gains on the sale of mortgage loans to investors and Harwood Street Funding I, LLC (“HSF-I”), an unaffiliated entity that is not consolidated with Financial Services or the Company, and, to a lessor extent, net interest income and other fees. HSF-I purchases mortgage loans from CTX Mortgage with the proceeds from the issuance of certain debt securities, and then sells or securitizes the mortgage loans. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or the Company. For additional information regarding HSF-I, see “Financial Information and Liquidity” below.

     CTX Mortgage’s operating earnings for the three and nine months ended December 31, 2001 were $25.0 million and $73.1 million compared to $5.9 million and $16.7 million for the same periods last year. The increase in CTX Mortgage’s operating earnings is primarily due to a significant increase in mortgage origination volume, including substantial mortgage refinancing activity, that was the result of lower mortgage rates in the first, second and third quarters of fiscal 2002 compared to the same periods last year. For the three months ended December 31, 2001, originations totaled 22,560 compared to 13,566 for the same period last year; loan volume was $3.5 billion compared to $2.0 billion for the same period last year; the per-loan profit was $1,127, an increase of 159% compared to the same period last year; and total mortgage applications increased 46% to 18,545 from 12,723 applications for the same period last year. For the nine months ended December 31, 2001, originations totaled 62,459 compared to 41,833 for the same period last year; loan volume was $9.6 billion compared to $6.0 billion for the same period last year; the per-loan profit was $1,194, an increase of 199% as compared to the same period last year; and total mortgage applications increased 36% to 59,766 from 43,919 applications for the same period last year. The results of operations of CTX Mortgage depend to a significant extent on mortgage rates, which are currently at levels that approximate historic lows. Any significant increases in mortgage rates above currently prevailing levels could significantly reduce refinancings and adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future.

     Centex Home Equity Company, LLC and related companies (“CHEC”) returned to profitability after having begun to account for its securitizations completed subsequent to March 31, 2000 as borrowings rather than as sales (as discussed further below), reporting operating earnings for the three and nine months ended December 31, 2001 of $8.3 million and $14.7 million compared to operating losses of $3.5 million and $12.1 million for the same periods last year. The increase in CHEC’s operating earnings is primarily the result of an increase in volume of loans originated and the change in the method of accounting for securitizations beginning in fiscal 2001. As a result of this change, no securitization gains were recognized in fiscal 2001. Instead, interest income and interest expense related to the securitizations accounted for as borrowings began to be recognized. As the balance of securitizations accounted for as borrowings increases, the operating earnings should continue to be positively affected. For the three months ended December 31, 2001, originations totaled 7,136 compared to 6,564 for the same period last year; loan volume was $584.6 million compared to $442.8 million for the same period last year; and total applications increased 29.3% to 45,391 from 35,105 applications for the same period last year. For the nine months ended December 31, 2001, originations totaled 21,201 compared to 20,310 for the same period last year; loan volume was $1.6 billion compared to $1.3 billion for the same period last year; and total applications increased 16.3% to 127,759 from 109,853 applications for the same period last year.

     Prior to fiscal 2001, CHEC’s securitizations were structured in a manner that caused them to be accounted for as sales and the resulting gains were reported as revenues during the month in which the securitizations closed. In fiscal 2001, CHEC changed the transaction structure which resulted in the securitizations being accounted for as borrowings, which requires that residential mortgage loans and securitization debt be reflected on the Company’s balance sheet and the interest income and interest expense associated with the securitized loan portfolio be reflected in the Company’s income statements. Net interest income, rather than gain on sale of loans, is now CHEC’s primary source of operating income. For the three and nine months ended December 31, 2001, CHEC’s interest income was $66.6 million and $172.2 million, respectively, compared to $32.6 million and $65.5 million for the same periods last year. CHEC’s interest expense was $37.8 million and $105.5 million, respectively, compared to $22.9 million and $46.1 million for the same periods last year. The increase in interest income and interest expense for the three and nine months ended December 31, 2001 compared to the same periods in the prior year is primarily a result of the change in the method of accounting for securitizations.

     At December 31, 2001, CHEC’s servicing portfolio, which includes residential mortgage loan securitizations accounted for as sales and borrowings, consisted of 60,811 loans totaling $4.2 billion, compared to 45,377 loans totaling $3.0 billion at December 31, 2000. For the three and nine months ended December 31, 2001, service fee income related to this long-term servicing, which is not included in interest income, was $10.1 million and $27.9 million, respectively, compared to $6.8 million and $17.8 million, respectively, for the same period a year ago.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the three and nine months ended December 31, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$112.7	$105.3
Interest Income	0.5	1.8
Cost of Sales	(90.5)	(84.5)
Selling, General & Administrative Expenses	(1.3)	(1.6)

Operating Earnings†	$21.4	$21.0

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$359.7	$335.2
Interest Income	2.6	5.6
Cost of Sales	(301.6)	(246.2)
Selling, General & Administrative Expenses	(3.8)	(4.9)

Operating Earnings†	$56.9	$89.7

† Operating Earnings are shown before Minority Interest.

     For the three months ended December 31, 2001, Construction Products’ revenues increased 7.1% and operating earnings increased 1.8% from the same period last year. For the nine months ended December 31, 2001, Construction Products’ revenues increased 7.3% and operating earnings decreased 36.6% from the same period last year. Construction Products’ revenues for the three and nine month periods ending December 31, 2001 increased primarily due to the November 2000 purchase of recycled paperboard operations and a wallboard plant. Operating earnings for the nine months ended December 31, 2001 were negatively impacted by lower gypsum wallboard prices. Gypsum wallboard prices rebounded in the third quarter of fiscal 2002, resulting in a slight increase in earnings from the same period last year.

CONTRACTING AND CONSTRUCTION SERVICES

     The following summarizes Contracting and Construction Services’ results for the three and nine months ended December 31, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$321.4	$345.6

Operating Earnings	$9.1	$8.2

New Contracts Executed	$433.6	$318.5

Backlog of Uncompleted Contracts	$2,262	$1,445

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$971.8	$974.7

Operating Earnings	$23.9	$21.3

New Contracts Executed	$1,211.6	$1,037.6

Backlog of Uncompleted Contracts	$2,262	$1,445

     For the three and nine months ended December 31, 2001, Contracting and Construction Services’ revenue declined 7.0% and 0.3%, respectively, compared to the same period last year. This decline was primarily the result of a short delay in the timing of construction contracts in the hospitality industry due to the events of September 11, 2001. For the three and nine months ended December 31, 2001, Contracting and Construction Services’ operating earnings increased 11.6% and 12.5%, respectively, from the same periods last year. This increase was primarily the result of a continuing shift in recent years to higher-margin private negotiated projects from lower-margin public bid work and efficiency improvements. The increase in operating earnings was somewhat offset by the previously mentioned decline in revenues. New Contracts Executed increased 36.1% and 16.8% for the three and nine months ended December 31, 2001, as compared to the same period last year. Backlog of Uncompleted Contracts increased 56.5% to $2.3 billion as of December 31, 2001, as compared to $1.4 billion at December 31, 2000.

     The Contracting and Construction Services operations provided a positive average net cash flow in excess of Centex’s investment in the group of $132.6 million and $116.3 million for the three and nine months ended December 31, 2001, compared to $99.3 million and $95.1 million for the same periods last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the three and nine months ended December 31, 2001 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$9.7	$13.0

Operating Earnings	$4.6	$13.6

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$57.1	$19.7

Operating Earnings	$36.0	$26.7

     For the three and nine months ended December 31, 2001, Investment Real Estate operations had operating earnings of $4.6 million and $36.0 million, respectively, a decrease of 66.1% and an increase of 34.6% compared to operating earnings of $13.6 million and $26.7 million for the same periods a year ago. Included in Investment Real Estate’s revenues and operating earnings was $5.5 million and $12.0 million for the three and nine month periods ended December 31, 2001 derived from its investment in the Partnership, which is not consolidated and is accounted for on the equity method of accounting. For the three and nine months ended December 31, 2001, Investment Real Estate operations had revenues of $9.7 million and $57.1 million, respectively, a decrease of 25.3% and an increase of 190.1% compared to the same periods in the prior year. The decrease in revenues and operating earnings for the three months ended December 31, 2001 and the increase in revenues and operating earnings for the nine months ended December 31, 2001 is the result of the timing of land sales. The timing of land sales is uncertain and can vary significantly from period to period. Negative goodwill amortization was zero for the three and nine months ended December 31, 2001, and was $4 million and $12 million for the three and nine months ended December 31, 2000.

     The largest component of the Partnership is its International Home Building segment, which operates through Fairclough Homes Group Limited (“Fairclough”), a London, England-based home builder. Investment Real Estate’s investment in Fairclough, through the Partnership, resulted in operating earnings of $2.4 million and $8.0 million for the three and nine months ended December 31, 2001 as compared to a loss of $0.9 million and $1.1 million for the same periods in the prior year. The increase in operating earnings occurred primarily because the loss for the three and nine months ended December 31, 2001 included a preferred distribution due to the seller of Fairclough in connection with preference shares issued at acquisition. The preferred distribution was not included in the operating earnings for the current year periods. For the three months ended December 31, 2001 and 2000, Fairclough closed 317 units at an average sales price per unit of $193,915 and 243 units at an average sales price per unit of $204,914, respectively. Operating earnings (loss) per unit (before interest) were $9,006 and $(3,918) for the three months ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001 and 2000, Fairclough closed 931 units at an average sales price per unit of $195,716 and 841 units at an average sales price per unit of $206,502. Operating earnings per unit (before interest) were $10,107 and $3,742 for the nine months ended December 31, 2001 and 2000, respectively.

HOME SERVICES

     The following summarizes Home Services’ results for the three and nine months ended December 31, 2001 (dollars in millions):

For the Three Months Ended
December 31,

2001

Revenues	$25.2

Operating Earnings	$1.7

For the Nine Months Ended
December 31,

2001

Revenues	$75.8

Operating Earnings	$6.2

     Prior to fiscal 2002, revenues and operating expenses of Home Services were included in the Other, net segment and were reflected on a net basis, as this segment was not considered material for purposes of segment reporting.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2001, the Company had cash and cash equivalents of $47.1 million including $11.6 million belonging to the Company’s 65.2%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing, and financing activities for the nine months ended December 31, 2001 and 2000 is summarized below (dollars in thousands):

	For the Nine Months Ended
	December 31,

	2001	2000

Net cash provided by (used in)
Non-Financial Services*
Operating Activities	$(328,362)	$(146,667)
Investing Activities	(74,728)	(514,282)
Financing Activities	391,617	572,084

	(11,473)	(88,865)

Financial Services
Operating Activities	(1,234,481)	(1,252,633)
Investing Activities	(4,673)	(5,049)
Financing Activities	1,239,996	1,255,046

	842	(2,636)

Net decrease in cash	$(10,631)	$(91,501)

*	Non-Financial Services is the combination of all subsidiaries other than those included in the Financial Services business segment.

     The Company generally funds its Non-Financial Services operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and, the issuances of medium-term notes and other debt securities. During the nine months ended December 31, 2001, cash was primarily used in Non-Financial Services-Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land for development. The funds provided by Non-Financial Services-Financing Activities included new debt used to fund the increased home building activity.

     The Company generally funds its Financial Services operating and other short-term needs through cash flows from operations, credit facilities, securitizations and proceeds from the sale of mortgage loans to Harwood Street Funding I, LLC (“HSF-I”) (described below). During the nine months ended December 31, 2001, cash was used in Financial Services-Operating Activities to finance increases in residential mortgage loans. The funds provided by Financial Services-Financing Activities included new debt used to fund the increased residential mortgage loan activity.

     The Company currently has an investment grade credit rating from each of the principal credit rating agencies. The ability of the Company to finance its activities on favorable terms is dependent to a significant extent on whether it is able to maintain its investment-grade credit rating. The Company attempts to manage its debt levels in order to maintain an investment-grade rating. If, however, the Company’s debt rating were downgraded to below investment grade, it would not have access to the commercial paper markets and would need to make alternative financing arrangements.

     The Company’s existing credit facilities and available capacity as of December 31, 2001 is summarized below (dollars in thousands):

	Existing
	Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$600,000	$600,000	(1)
Uncommitted Bank Lines	60,000	40,000
Construction Products
Senior Revolving Credit Facility	275,000	92,300	(2)
Annually Renewable Commercial Paper Conduit	50,000	27,238	(2)

	985,000	759,538

Financial Services
Unsecured Credit Facilities	170,000	—	(3)
Secured Credit Facilities	860,000	524,798	(4)
Harwood Street Funding II, LLC Facility	550,000	5,683
Line of Credit	14,545	13,091	(5)

	1,594,545	543,572

	$2,579,545	$1,303,110	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of December 31, 2001, there were no borrowings under this facility, and the company had outstanding commercial paper of $360 million.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2002.

(3)	Financial Services maintains a $45 million uncommitted facility, which is allocated evenly between CTX Mortgage and CHEC. All borrowings under this facility are guaranteed by Centex Corporation. Centex Corporation, CTX Mortgage and CHEC share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and CHEC share in $200 million committed and $175 million uncommitted secured credit facilities to finance mortgage inventory. CHEC has a $325 million committed secured mortgage warehouse facility maturing in April 2002 to finance sub-prime mortgages not financed through its other facilities. Financial Services maintains a $55 million secured mortgage warehouse facility which expires in February 2002. CTX Mortgage maintains $105 million of committed secured mortgage warehouse facilities maturing in October 2002 to finance mortgages not sold to HSF-I. Centex Corporation has guaranteed $7.5 million of these facilities.

(5)	The United Kingdom mortgage operation maintains a £10 million uncommitted unsecured line of credit guaranteed by Centex Corporation.

(6)	The amount of available capacity includes $178 million of uncommitted borrowings. Although the Company believes that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to the Company or its subsidiaries if and when requested to do so.

     CTX Mortgage sells, at closing, substantially all of the Conforming, Jumbo A, and GNMA eligible mortgages it originates (“Eligible Mortgages”) to HSF-I, an unaffiliated entity which is not consolidated with Financial Services or the Company. This arrangement allows the Company to reduce its cost of financing mortgages and improves the Company’s access to liquidity. The Eligible Mortgages are sold under a revolving sales agreement, which expires in November 2004 with certain renewal options. HSF-I acquires the Eligible Mortgages, holds them for a period averaging 45 to 60 days and sells them into the secondary market. CTX Mortgage is the sole manager of HSF-I and, in that capacity, acts as servicer of the loans owned by HSF-I and arranges for the sale of the Eligible Mortgages into the secondary market. HSF-I funds

Eligible Mortgages with (i) securitized debt that is rated AAA/A1+ by Standard & Poors (“S&P”) and Aaa/P1 by Moody’s Investors Service (“Moody’s”) and (ii) subordinated certificates which are rated BBB by S&P and Baa2 by Moody’s. This arrangement, whereby HSF-I has committed to buy all Eligible Mortgages from CTX Mortgage, gives CTX Mortgage daily access to HSF-I’s $2.0 billion of capacity. HSF-I’s purchase commitment is subject to termination upon the occurrence of certain events of default and other termination events described in the revolving sales agreement, including a downgrade in Centex Corporation’s credit ratings below BB+ by S&P and Ba1 by Moody’s. In the event CTX Mortgage were unable to sell loans to HSF-I, it would be obliged to make other arrangements to finance its activities. Although the Company believes that it could arrange for alternative financing, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     As of December 31, 2001, HSF-I owned $1.8 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $1.7 billion of outstanding debt and $0.1 billion of outstanding subordinated certificates. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. Centex Corporation has (i) an obligation, created through a swap agreement, to protect against certain interest rate risk, non-credit related market risk and prepayment risk related to mortgage loans held by HSF-I, and (ii) guaranteed the performance by CTX Mortgage of its obligations as servicer of HSF-I’s mortgage loans. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties which materially and adversely affects the value of the mortgage loan. CTX Mortgage also has the obligation to repurchase mortgage loans from HSF-I if it is determined that any mortgage loan sold by CTX Mortgage to HSF-I did not comply with certain eligibility representations.

     CHEC finances its inventory of mortgage loans through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement, which expires February 2006 with certain renewal options. This arrangement, where HSF-II has committed to finance all eligible loans, gives CHEC daily access to HSF-II’s capacity of $550 million. HSF-II obtains funds through the sale of five-year subordinated notes and short-term secured liquidity notes. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected on the financial statements of Financial Services and the Company.

     Short-term debt as of December 31, 2001 was $1.4 billion, which included $1.0 billion of debt applicable to the Financial Services operation. Excluding Financial Services and Construction Products, the Company’s short-term borrowings are generally financed at prevailing market interest rates from the Company’s commercial paper programs and from uncommitted bank facilities.

     Debt outstanding as of December 31, 2001 was as follows (dollars in thousands)(1):

Non-Financial Services:
Short-Term Notes Payable	$402,812
Senior Debt:
Medium-Term Note Programs, 2.72% to 7.95%, due through 2007	418,000
Long-Term Notes, 6.40% to 9.75%, due through 2011	614,956
Other Indebtedness, weighted-average 2.43%, due through 2027	216,183
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,833
Subordinated Debentures, 8.75%, due in 2007	99,617

1,851,401

Financial Services:
Short-Term Debt:
Short-Term Bank Notes Payable	356,817
Harwood Street Funding II, LLC Secured Liquidity Notes	516,817
Other Short-Term Debt	156,941
Home Equity Loans Asset-Backed Certificates, 3.34% to 8.48%, due through 2032	2,288,702
Harwood Street Funding II, LLC, Variable Rate, Subordinated Notes, due 2006	27,500

3,346,777

Total	$5,198,178

(1)	The Company’s principal business segments, especially home building operations, are cyclical and are particularly affected by changes in local economic conditions and in long-term and short-term interest rates. As a result, certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of the Company’s operations.

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $2.3 billion at December 31, 2001. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt is based on contractual maturities adjusted for projected repayments and prepayments of principal. Maturities of Non-Financial Services and Financial Services long-term debt (in thousands) during the next five fiscal years are:

	Non-Financial	Financial	Total

2002	$7,069	$131,281	$138,350
2003	179,567	552,765	732,332
2004	210,629	415,576	626,205
2005	30,267	296,696	326,963
2006	325,032	242,607	567,639
Thereafter	696,025	677,277	1,373,302

	$1,448,589	$2,316,202	$3,764,791

     The Company conducts its land acquisition and development activities directly and through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in Joint Ventures and Other was $87.7 million and $72.0 million at December 31, 2001 and March 31, 2001, respectively. These non-consolidated joint ventures had total debt outstanding of approximately $168 million as of December 31, 2001 and $137 million as of March 31, 2001. The Company’s liability is limited to approximately $32 million and $46 million, respectively.

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

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

None

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated October 23, 2001 and filed with the SEC on that date, announcing earnings for the quarter ended September 30, 2001.

Current Report on Form 8-K of Centex Corporation dated December 5, 2001 and filed with the SEC on that date, providing earnings guidance for fiscal year 2002, 2003 and 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX CORPORATION
Registrant

February 13, 2002	/s/ Leldon E. Echols
by Leldon E. Echols Executive Vice President and Chief Financial Officer

February 13, 2002	/s/ Mark A. Blinn
Mark A. Blinn Vice President – Controller and Financial Strategy (chief accounting officer)

Part I – Financial Information
Item 1. Financial Statements

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations

(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended December 31,

	2001			2000

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$95,866	$95,041	$838	$80,752	$80,752	$—
Costs and Expenses	90,092	90,053	52	78,031	77,894	137

Earnings (Loss) Before Income Taxes	5,774	4,988	786	2,721	2,858	(137)
Income Taxes	236	210	26	(928)	(928)	—

Net Earnings (Loss)	$5,538	$4,778	$760	$3,649	$3,786	$(137)

Net Earnings Allocable to Limited Partners		$4,778			$3,786

Earnings (Loss) Per Unit/Share		$24.25	$760		$53.57	$(137)

Weighted-Average Units/Shares Outstanding		197,016	1,000		70,669	1,000

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Nine Months Ended December 31,

	2001			2000

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$266,108	$264,673	$1,548	$222,510	$222,509	$1
Costs and Expenses	253,168	253,058	223	219,517	219,157	360

Earnings (Loss) Before Income Taxes	12,940	11,615	1,325	2,993	3,352	(359)
Income Taxes	945	919	26	(871)	(871)	—

Net Earnings (Loss)	$11,995	$10,696	$1,299	$3,864	$4,223	$(359)

Net Earnings Allocable to Limited Partners		$10,696			$4,223

Earnings (Loss) Per Unit/Share		$56.81	$1,299		$60.70	$(359)

Weighted-Average Units/Shares Outstanding		188,287	1,000		69,573	1,000

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)

	December 31, 2001*			March 31, 2001**

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Assets
Cash and Cash Equivalents	$243	$235	$8	$3,034	$3,029	$5
Restricted Cash	5,000	5,000	—	—	—	—
Accounts Receivable	5,438	10,462	150	10,185	15,353	—
Notes Receivable	—	—	—	14	14	—
Inventories	451,733	451,584	149	340,827	339,455	1,372
Investments -
Commercial Properties, net	104,412	104,412	—	83,649	83,649	—
Real Estate Joint Ventures	6,413	6,413	—	2,699	2,699	—
Affiliate	—	—	1,716	—	—	1,716
Property and Equipment, net	3,246	3,246	—	3,391	3,331	60
Other Assets -
Goodwill	28,293	28,293	—	27,616	27,616	—
Deferred Charges and Other	21,959	20,188	1,771	13,235	13,135	100

	$626,737	$629,833	$3,794	$484,650	$488,281	$3,253

Liabilities, Stockholders’ Equity and Partners’ Capital
Accounts Payable and Accrued Liabilities	$107,903	$108,451	$5,200	$81,536	$81,320	$5,958
Notes Payable	265,460	265,460	—	187,301	187,301	—

Total Liabilities	373,363	373,911	5,200	268,837	268,621	5,958

Stockholders’ Equity and Partners’ Capital	253,374	255,922	(1,406)	215,813	219,660	(2,705)

	$626,737	$629,833	$3,794	$484,650	$488,281	$3,253

*     Unaudited.

**   Condensed from audited financial statements.

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended December 31,

	2001			2000

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows – Operating Activities
Net Earnings (Loss)	$11,995	$10,696	$1,299	$3,864	$4,223	$(359)
Adjustments:
Depreciation and Amortization	2,957	2,957	—	3,622	3,592	30
Equity in Earnings from Joint Ventures	(145)	(145)	—	(446)	(446)	—
Decrease (Increase) in Receivables	4,812	4,962	(150)	2,149	2,144	5
Increase in Restricted Cash	(5,000)	(5,000)	—	—	—	—
Decrease in Notes Receivable	14	14	—	2,112	2,112	—
(Increase) Decrease in Inventories	(103,342)	(104,565)	1,223	(84,340)	(83,717)	(623)
Increase in Commercial Properties	(22,884)	(22,884)	—	(10,064)	(10,064)	—
(Increase) Decrease in Other Assets	(8,282)	(6,611)	(1,671)	(8,273)	(8,298)	25
Increase (Decrease) in Payables
and Accruals	25,236	25,995	(759)	6,238	5,326	912

	(94,639)	(94,581)	(58)	(85,138)	(85,128)	(10)

Cash Flows – Investing Activities
Increase in Advances to Joint Venture
and Investment in Affiliate	(3,569)	(3,569)	—	(28)	(28)	—
(Increase) Decrease in Property and
Equipment, net	(83)	(144)	61	(175)	(174)	(1)

	(3,652)	(3,713)	61	(203)	(202)	(1)

Cash Flows – Financing Activities
Increase in Notes Payable	76,446	76,446	—	39,341	39,341	—
Issuance of Class C Units	19,400	19,400	—	—	—	—

	95,846	95,846	—	39,341	39,341	—

Effect of Exchange Rate Changes
on Cash	(346)	(346)	—	(2,172)	(2,172)	—

Net (Decrease) Increase in Cash	(2,791)	(2,794)	3	(48,172)	(48,161)	(11)
Cash at Beginning of Period	3,034	3,029	5	58,314	58,298	16

Cash at End of Period	$243	$235	$8	$10,142	$10,137	$5

Supplemental Disclosures:
Issuance of Class C Units in
Exchange for Assets	$757	$757	$—	$3,327	$3,327	$—

See notes to condensed combining financial statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
December 31, 2001

(Dollars in thousands)
(unaudited)

(A)  The condensed combining interim financial statements include the accounts of 3333 Holding Corporation (“Holding”) and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively the “Companies”) after elimination of all significant intercompany balances and transactions. These statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Companies, all adjustments necessary to present fairly the information in the following condensed combined financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The Companies suggest that these condensed combined financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies’ latest Annual Report on Form 10-K.

(B)  The Partnership is a master limited partnership formed by Centex Corporation (“Centex”) in 1987 to broaden Centex’s business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core home building operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units, which are collectively convertible into 20% of the Partnership’s Class B limited partnership units. The Partnership may issue additional Class C units in connection with the acquisition of real property and other assets. No Class B units have been issued. However, warrants to purchase approximately 80% of the Class B units are also held by the stockholders of Centex through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of December 31, 2001, these adjusted capital contributions were $234.1 million and preference payments in arrears totaled $36.1 million. No preference payments have been made since fiscal 1998.

     The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner and the independent board of Holding, including its non-executive Chairman, manage how the Partnership conducts its activities, including the acquisition, development, maintenance, operation and sale of properties, without the consent of the limited partners. The limited partners cannot remove the general partner.

(C) During the quarter ended December 31, 2001, the Partnership issued 4,383 Class C Units to Centex Homes in exchange for assets with a fair market value of $4.4 million.

     During the quarter ended December 31, 2001, the Partnership purchased a total of approximately 300 acres in Palm Coast, Florida and Myrtle Beach, South Carolina from unaffiliated third parties. The aggregate total consideration of $32.5 million consisted of $20.4 million in non-recourse purchase money mortgage notes, $4.7 million in limited recourse purchase money mortgage notes and $7.4 million in cash payments. Concurrently, Centex Homes has entered into option agreements with the Partnership for the purchase of these properties. During the quarter, the Partnership received $7.4 million in option deposits and $173 thousand from Centex Homes as reimbursement for interest expense and other costs incurred by the Partnership in connection with land holdings subject to these option agreements.

     In addition to the current quarter purchases, the Companies own 49 acres of land in Las Vegas, Nevada and Waikoloa, Hawaii. The aggregate consideration was $39 million consisting of $37.5 million in non-recourse purchase money mortgage notes and $1.5 million in cash payments. Centex Homes has entered into option agreements for the purchase of these properties and has made option deposits of $1.5 million.

(D) A summary of comprehensive income for the three and nine months ended December 31, 2001 and 2000 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2001	2000	2001	2000

Net Earnings	$5,538	$3,649	$11,995	$3,864
Other Comprehensive (Loss) Income, net of tax:
Foreign Currency Translation Adjustments	(2,973)	73	5,031	(394)
Unrealized Gain on Hedging Instruments	378	—	378	—

Comprehensive Income	$2,943	$3,722	$17,404	$3,470

(E)      A summary of changes in stockholders’ equity and partners’ capital is presented below:

		Centex Development Company,			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner’s	Partner’s	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2001	$215,813	$500	$1,142	$218,018	$1	$800	$(3,506)
Partnership Units Issued in Exchange for Assets	20,157	—	—	20,157	—	—	—
Net Earnings	11,995	—	—	10,696	—	—	1,299
Accumulated Other Comprehensive Income:
Foreign Currency Translation Adjustments	5,031	—	—	5,031	—	—	—
Unrealized Gain on Hedging Instruments	378	—	—	378	—	—	—

Balance at December 31, 2001	$253,374	$500	$1,142	$254,280	$1	$800	$(2,207)

(F)      In April 1999, Centex Development Company UK Limited (“CDCUK”), a United Kingdom company and a wholly-owned subsidiary, acquired all of the voting shares of Fairclough Homes Group Limited, a British home builder (“Fairclough”), with the purchase price paid by the delivery of non-interest-bearing promissory notes. On March 31, 2001, CDCUK repaid in full (less the holdback described below) the promissory notes from a combination of bank borrowings, equity contributions to CDCUK from the Partnership, and a loan to CDCUK from the Partnership. CDCUK has retained a $7.0 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement.

(G)      The Companies operate in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities (formerly known as Multi-Family Development), and Corporate-Other (formerly known as Land Sales and Other). All of the segments operate in the United States, except for International Home Building, which acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom.

            In prior years, the Companies operated a Domestic Home Building segment which was sold in fiscal year 2001 to Centex Homes. The Domestic Home Building segment had revenues of $9.8 million and $21.5 million, respectively, and operating earnings of $1.1 million and $1.7 million, respectively, for the three and nine months ended December 31, 2000.

The following tables set forth financial information relating to the business segments for the three and nine months ended December 31, 2001 and 2000.

INTERNATIONAL HOME BUILDING

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$61,591	$49,939
Cost of Sales	(52,659)	(45,301)
Selling, General & Administrative Expenses	(6,077)	(5,590)
Interest	(489)	62

Operating Earnings (Loss)	$2,366	$(890)

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$186,130	$173,813
Cost of Sales	(159,238)	(153,892)
Selling, General & Administrative Expenses	(17,482)	(16,774)
Interest	(1,460)	(4,234)

Operating Earnings (Loss)	$7,950	$(1,087)

COMMERCIAL DEVELOPMENT

	For the Three Months Ended
	December 31,

	2001	2000

Sales Revenues	$95	$17,383
Rental Income and Other	4,970	2,791
Cost of Sales	(13)	(14,833)
Selling, General & Administrative Expenses	(1,635)	(1,354)
Interest	(1,699)	(1,112)

Operating Earnings Before Depreciation	1,718	2,875
Depreciation	(887)	(543)

Operating Earnings	$831	$2,332

	For the Nine Months Ended
	December 31,

	2001	2000

Sales Revenues	$12,597	$17,383
Rental Income and Other	13,779	7,709
Cost of Sales	(11,190)	(14,833)
Selling, General & Administrative Expenses	(5,063)	(3,332)
Interest	(4,956)	(3,137)

Operating Earnings Before Depreciation	5,167	3,790
Depreciation	(2,551)	(1,500)

Operating Earnings	$2,616	$2,290

MULTI-FAMILY COMMUNITIES

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$28,957	$654
Cost of Sales	(25,150)	—
Selling, General & Administrative Expenses	(785)	(574)

Operating Earnings	$3,022	$80

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$52,578	$1,662
Cost of Sales	(46,832)	—
Selling, General & Administrative Expenses	(1,989)	(1,605)

Operating Earnings	$3,757	$57

CORPORATE-OTHER

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$253	$234
Selling, General & Administrative Expenses	(698)	(170)

Operating (Loss) Earnings	$(445)	$64

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$1,024	$493
Cost of Sales	(707)	—
Selling, General & Administrative Expenses	(1,700)	(480)

Operating (Loss) Earnings	$(1,383)	$13

(H)     The Companies are exposed to the risk of interest rate fluctuations on their debt obligations. As part of their strategy to manage the obligations that are subject to changes in interest rates, the Companies have entered into an interest rate swap agreement, designated as a cash flow hedge. The swap agreement is recorded at its fair value in Other Assets in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivative are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings.

          The Companies have an interest rate swap agreement, which, in effect, fixes the variable interest rate on a portion of their outstanding debt at December 31, 2001. During the three months ended December 31, 2001, there was no hedge ineffectiveness related to this derivative. This swap expires in March 2004. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Income at December 31, 2001, the Companies anticipate adjustments to interest incurred over the next 12 months to be approximately $0.2 million. As of December 31, 2001, the asset and Accumulated Other Comprehensive Income was $540 thousand ($378 thousand net of tax).

(I)      The Companies have adopted, effective April 1, 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which provides that intangible assets, including goodwill, that are not subject to amortization must be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied and annually thereafter at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. The Companies have completed the assessment of impairment as of the beginning of the fiscal year and have determined that there is no impairment.

          The pro forma adoption of SFAS 142 for the three and nine month periods ended December 31, 2000, which included amortization of goodwill, would have resulted in an increase in net earnings of $393 thousand and $1.35 million, respectively, and an increase of $5.56 and $19.46 in earnings per unit. Goodwill was $28.3 million at December 31, 2001 and $27.6 million at March 31, 2001. The increase relates to the impact of foreign currency translation.

(J)      In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) was issued. The Companies have not yet determined the impact SFAS 144 will have on their results of operations or financial position.

(K)      The Companies conduct certain operations through their participation in joint ventures in which the Companies hold less than a majority interest. The Companies’ Investment in Joint Ventures was $6.4 million and $2.7 million at December 31, 2001 and March 31, 2001, respectively. These non-consolidated joint ventures had total debt outstanding of approximately $21.8 million as of December 31, 2001 and $15.3 million as of March 31, 2001. The Companies’ liability is limited to approximately $10.5 million and $7.6 million, respectively.

(L)      Certain prior year balances have been reclassified to be consistent with the December 31, 2001 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     On a combined basis, the Companies’ revenues were $95.9 million for the three months ended December 31, 2001, an 18.7% increase over $80.7 million for the same period last year; operating earnings were $5.8 million, a 112.2% increase over $2.7 million for the same period last year; and net earnings were $5.5 million, a 51.8% increase over $3.6 million for the same period last year.

     On a combined basis, the Companies’ revenues were $266.1 million for the nine months ended December 31, 2001, a 19.6% increase over $222.5 million for the same period last year; operating earnings were $12.9 million, a 332.3% increase over $3.0 million for the same period last year; and net earnings were $12.0 million, a 210.4% increase over $3.9 million for the same period last year.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the three and nine months ended December 31, 2001 compared to the same periods last year (dollars in thousands, except per unit data):

	For the Three Months Ended December 31,

	2001		2000

Revenues – Home Building	$61,471	99.8%	$49,757	99.7%
Revenues – Land Sales & Other	120	.2%	182	.3%
Cost of Sales – Home Building	(52,549)	(85.3%)	(45,159)	(90.4%)
Cost of Sales – Land Sales	(110)	(.2%)	(142)	(.3%)
General & Administrative Expenses	(6,077)	(9.9%)	(5,590)	(11.2%)

Operating Earnings (Loss) Before Interest	2,855	4.6%	(952)	(1.9%)
Interest	(489)	(.8%)	62	.1%

Operating Earnings (Loss) Before Taxes	$2,366	3.8%	$(890)	(1.8%)

Units Closed	317		243
% Change	30.5%		(35.5%)
Unit Sales Price	$193,915		$204,914
% Change	(5.4%)		8.6%
Operating Earnings (Loss) Per Unit (Before Interest)	$9,006		$(3,918)
% Change	329.9%		(157.4%)

	For the Nine Months Ended December 31,

	2001		2000

Revenues – Home Building	$182,212	97.9%	$173,668	99.9%
Revenues – Land Sales & Other	3,918	2.1%	145	.1%
Cost of Sales – Home Building	(156,108)	(83.9%)	(153,750)	(88.4%)
Cost of Sales – Land Sales	(3,130)	(1.7%)	(142)	(.1%)
General & Administrative Expense	(17,482)	(9.4%)	(16,774)	(9.7%)

Operating Earnings Before Interest	9,410	5.0%	3,147	1.8%
Interest	(1,460)	(.8%)	(4,234)	(2.4%)

Operating Earnings (Loss) Before Taxes	$7,950	4.2%	$(1,087)	(.6%)

Units Closed	931		841
% Change	10.7%		(26.7%)
Unit Sales Price	$195,716		$206,502
% Change	(5.2%)		13.7%
Operating Earnings Per Unit (Before Interest)	$10,107		$3,742
% Change	170.1%		(50.5%)

     The increase in International Home Building revenues for the three and nine months ended December 31, 2001 is attributable to an increase in the number of units sold compared to the same periods last year, offset by a lower per-unit sales price and a reduction in the average exchange rate used for foreign currency translation. Revenues from land sales also increased for the nine months ended December 31, 2001 as compared to the same period last year, primarily as the result of a sale of a portion of International Home Building’s interest in a Yorkshire development.

     Interest expense for the three and nine months ended December 31, 2001 represents interest expense incurred on bank debt, reduced by capitalized external interest expense of $2.7 million. Interest expense for the same periods last year represents preferred distributions due to the seller in connection with preference shares issued at acquisition, which entitled the seller to receive substantially all of the net after-tax earnings of Fairclough Homes Group Limited until March 31, 2001. Although preference shares are ordinarily treated as an equity security, in this case the preference shares had the essential characteristics of debt and, among other things, had a nominal residual interest value that was subject to redemption. Therefore, the preference shares were treated as debt and the preferred distributions were recorded as interest expense.

     For the three and nine months ended December 31, 2001, home sales (orders) totaled 300 and 1,024 units, respectively, as compared to 250 and 858 units for the same periods last year. The backlog of homes sold but not closed as of December 31, 2001 was 412 units, as compared to 334 units at December 31, 2000.

     International Home Building, whose functional currency is the British pound sterling, translates its operating results into U.S. dollars using the average exchange rate for the period. For the three months ended December 31, 2001 and 2000, respectively, the average exchange rate used for translation was 1.44 and 1.45, representing a decrease of 0.3%. For the nine months ended December 31, 2001 and 2000, respectively, the average exchange rate used for translation was 1.44 and 1.49, representing a decrease of 3.5%.

DOMESTIC HOME BUILDING

     Results for the Domestic Home Building segment for the three and nine months ended December 31, 2000, were revenues of $9.8 million and $21.5 million, respectively, and operating earnings of $1.1 million and $1.7 million, respectively. On March 31, 2001, the Partnership sold its Domestic Home Building segment to Centex Homes.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the three and nine months ended December 31, 2001, compared to the same periods last year (dollars and square feet in thousands):

	For the Three Months Ended
	December 31,

	2001	2000

Sales Revenues	$95	$17,383
Rental Income and Other	4,970	2,791
Cost of Sales	(13)	(14,833)
Selling, General & Administrative Expenses	(1,635)	(1,354)
Interest Expense	(1,699)	(1,112)

Operating Earnings Before Depreciation	1,718	2,875
Depreciation	(887)	(543)

Operating Earnings	$831	$2,332

Rentable Square Feet for Operating Properties	1,933	1,512

	For the Nine Months Ended
	December 31,

	2001	2000

Sales Revenues	$12,597	$17,383
Rental Income and Other	13,779	7,709
Cost of Sales	(11,190)	(14,833)
Selling, General & Administrative Expenses	(5,063)	(3,332)
Interest Expense	(4,956)	(3,137)

Operating Earnings Before Depreciation	5,167	3,790
Depreciation	(2,551)	(1,500)

Operating Earnings	$2,616	$2,290

Rentable Square Feet for Operating Properties	1,933	1,512

     As detailed below, at December 31, 2001, Commercial Development owned, either directly or through interests in joint ventures, 1,933,000 square feet of industrial, office and medical office space in California, Florida, Massachusetts, Michigan, North Carolina and Texas, and interests in projects under construction totaling 1,225,000 square feet of industrial, manufacturing, office, medical office and retail space in Arizona, California, Florida, Mississippi, North Carolina and Texas.

     Sales Revenues and Cost of Sales for the three and nine months ended December 31, 2001, reflect the sale of two industrial projects and the sale of approximately two acres of land. Sales Revenues and Cost of Sales for the three and nine months ended December 31, 2000, reflect the sale of land in Texas and California. Rental income for the three and nine months ended December 31, 2001, increased as a result of an increase in the number of operating properties, offset by a decline in the weighted average portfolio occupancy. Selling, General and Administrative Expenses, Interest Expense and Depreciation for the three and nine months ended December 31, 2001, increased as a result of an increase in the number of operating properties.

Operating Properties

	December 31, 2001		December 31, 2000

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Square Ft.	Occupancy	Square Ft.	Occupancy

Industrial	1,394	88.6%	1,085	90.0%
Office/Medical Office	539	83.2%	427	97.1%

	1,933	87.1%	1,512	92.0%

Projects Under Development

	(000's)		(000's)
	Rentable		Rentable
	Square Ft.		Square Ft.

Industrial/Manufacturing	969		446
Office/Medical Office	62		—
Retail	194		—

	1,225		446

MULTI-FAMILY COMMUNITIES

     The following summarizes Multi-Family Communities’ (“Multi-Family”) results for the three and nine months ended December 31, 2001, compared to the same periods last year (dollars in thousands):

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$28,957	$654
Cost of Sales	(25,150)	—
Selling, General & Administrative Expenses	(785)	(574)

Operating Earnings	$3,022	$80

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$52,578	$1,662
Cost of Sales	(46,832)	—
Selling, General & Administrative Expenses	(1,989)	(1,605)

Operating Earnings	$3,757	$57

     During the nine months ended December 31, 2001, Multi-Family closed on the sale of a 382-unit apartment complex in St. Petersburg, Florida and a 400-unit apartment complex in Grand Prairie, Texas. During the nine months ended December 31, 2000, a joint venture in which Multi-Family had an interest closed on the sale of a 182-unit apartment complex in College Station, Texas, and Multi-Family received an earn-out payment related to the 1999 sale of an apartment complex located in The Colony, Texas.

CORPORATE-OTHER

     The following summarizes Corporate-Other’s results for the three and nine months ended December 31, 2001, compared to the same periods last year (dollars in thousands):

	For the Three Months Ended
	December 31,

	2001	2000

Revenues	$253	$234
Selling, General & Administrative Expenses	(698)	(170)

Operating (Loss) Earnings	$(445)	$64

	For the Nine Months Ended
	December 31,

	2001	2000

Revenues	$1,024	$493
Cost of Sales	(707)	—
Selling, General & Administrative Expenses	(1,700)	(480)

Operating (Loss) Earnings	$(1,383)	$13

     The Corporate-Other (formerly known as Land Sales and Other) segment is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another business segment. For the three months ended December 31, 2001 and 2000, revenues included $225,000 and $0 in other income, respectively, $0 and $86,000 from earnings in joint ventures, respectively, and $28,000 and $148,000 in interest income, respectively. For the nine months ended December 31, 2001 and 2000, revenues included $655,000 and $0 in sales revenues, $221,000 and $0 in other income, respectively, $0 and $231,000 from earnings in joint ventures, respectively, and $148,000 and $262,000 in interest income, respectively.

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

     Properties under development are typically financed through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Commercial and multi-family construction loans totaled $37.2 million at December 31, 2001. As properties are completed, the properties are either sold or refinanced with long-term fixed-rate debt. In both instances, the proceeds are used to repay the short-term borrowings. Permanent commercial project loans outstanding at December 31, 2001 totaled $74.4 million. Seller-financed land acquisition loans totaled $62.6 million at December 31, 2001.

     The International Home Building segment has a secured revolving bank credit facility of £100 million. The term of this facility expires in fiscal 2004. Advances under this facility totaled £58 million, or $84 million, at December 31, 2001.

     During the three and nine months ended December 31, 2001, the Partnership issued 4,383 and 20,157 Class C limited partnership units in exchange for assets valued at $4.4 million and $20.2 million.

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

Part II. Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit 3.1 Bylaws of 3333 Holding Corporation as Amended

(2) Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2001.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3333 HOLDING CORPORATION
Registrant

February 13, 2001	/s/ Stephen M. Weinberg
by Stephen M. Weinberg
President and Chief Executive Officer
(principal executive officer)

February 13, 2001	/s/ Todd D. Newman
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

CENTEX DEVELOPMENT COMPANY, L.P.
Registrant
By: 3333 Development Corporation,
General Partner

February 13, 2001	/s/ Stephen M. Weinberg
by Stephen M. Weinberg
President and Chief Executive Officer
(principal executive officer)

February 13, 2001	/s/ Todd D. Newman
Todd D. Newman
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and
chief accounting officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Bylaws of 3333 Holding Corporation as Amended