Form 10-Q
period 2002-06-30
CENTEX CORP; CENTEX DEVELOPMENT CO LP; 3333 HOLDING CORP
filed 2002-08-12
CIK 18532, 818764, 818762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

June 30, 2002

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

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on July 31, 2002:

Centex Corporation	Common Stock	61,595,148 shares
3333 Holding Corporation	Common Stock	1,000 shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260 units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	208,330 units

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

June 30, 2002

Centex Corporation and Subsidiaries

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Statements of Consolidated Earnings	1
		Consolidated Balance Sheets with Consolidating Details	2
		Statements of Consolidated Cash Flows with Consolidating Details	4
		Notes to Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	34
Signatures			35

 i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Combining Statements of Operations	36
		Condensed Combining Balance Sheets	37
		Condensed Combining Statements of Cash Flows	38
		Notes to Condensed Combining Financial Statements	39
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	51
Signatures			52

ii

Part I – Financial Information

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,

	2002	2001

Revenues
Home Building	$1,105,718	$1,039,161
Financial Services	180,540	162,593
Construction Products	128,775	117,423
Construction Services	360,721	313,633
Investment Real Estate	5,945	24,098
Other	62,156	52,237

	1,843,855	1,709,145

Costs and Expenses
Home Building	997,094	941,041
Financial Services	156,234	137,423
Construction Products	101,043	104,481
Construction Services	352,641	306,175
Investment Real Estate	2,548	8,843
Other	63,581	51,875
Corporate General and Administrative	12,634	11,246
Interest Expense	23,726	27,242
Minority Interest	8,882	2,833

	1,718,383	1,591,159

Earnings Before Income Taxes	125,472	117,986
Income Taxes	37,717	42,770

Net Earnings	$87,755	$75,216

Earnings Per Share
Basic	$1.43	$1.25

Diluted	$1.38	$1.22

Average Shares Outstanding
Basic	61,168,777	60,174,973
Dilutive Securities:
Options	1,998,229	1,332,271
Convertible Debenture and Restricted Stock	430,110	402,848

Diluted	63,597,116	61,910,092

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	June 30, 2002*	March 31, 2002

Assets
Cash and Cash Equivalents	$52,879	$219,716
Restricted Cash	119,278	106,270
Receivables -
Residential Mortgage Loans Held for Investment	3,489,044	3,254,017
Residential Mortgage Loans Held for Sale	207,016	241,793
Construction Contracts	232,681	221,705
Trade, including Notes of $32,657 and $30,908	378,401	345,311
Inventories -
Housing Projects	2,835,018	2,513,168
Land Held for Development and Sale	102,872	85,997
Construction Products	55,798	54,220
Other	64,022	51,059
Investments -
Centex Development Company, L.P.	289,091	269,178
Joint Ventures and Other	104,323	94,609
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	729,777	720,285
Other Assets -
Deferred Income Taxes	82,819	76,167
Goodwill	350,034	349,712
Mortgage Securitization Residual Interest	120,088	125,272
Deferred Charges and Other	242,831	256,976

	$9,455,972	$8,985,455

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,369,908	$1,438,613
Debt -
Non-Financial Services	1,909,870	1,791,752
Financial Services	3,804,644	3,485,027
Payables to Affiliates	—	—
Minority Stockholders’ Interest	161,319	153,290
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 100,000,000 Shares;
Outstanding 61,260,108 and 61,171,149 Shares	15,396	15,348
Capital in Excess of Par Value	80,209	72,446
Unamortized Value of Restricted Stock	(3,161)	(2,408)
Retained Earnings	2,136,194	2,050,902
Treasury Stock, at cost; 321,915 and 221,854 Shares	(11,542)	(6,559)
Accumulated Other Comprehensive Loss	(6,865)	(12,956)

Total Stockholders’ Equity	2,210,231	2,116,773

	$9,455,972	$8,985,455

See Notes to Consolidated Financial Statements.
*Unaudited

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation **		Financial Services

	June 30, 2002*	March 31, 2002	June 30, 2002*	March 31, 2002

	$32,461	$192,591	$20,418	$27,125
	13,141	4,760	106,137	101,510

	—	—	3,489,044	3,254,017
	—	—	207,016	241,793
	232,681	221,705	—	—
	202,039	197,613	176,362	147,698

	2,835,018	2,513,168	—	—
	102,872	85,997	—	—
	55,798	54,220	—	—
	25,291	22,186	38,731	28,873

	289,091	269,178	—	—
	104,323	94,609	—	—
	388,903	498,117	—	—
	688,069	672,165	41,708	48,120

	(27)	(3,456)	82,846	79,623
	333,219	332,897	16,815	16,815
	—	—	120,088	125,272
	177,119	179,810	65,712	77,166

	$5,479,998	$5,335,560	$4,364,877	$4,148,012

	$1,200,304	$1,275,720	$169,604	$162,893

	1,909,870	1,791,752	—	—
	—	—	3,804,644	3,485,027
	—	—	61,741	187,764
	159,593	151,315	1,726	1,975

	—	—	—	—

	15,396	15,348	1	1
	80,209	72,446	202,671	202,671
	(3,161)	(2,408)	—	—
	2,136,194	2,050,902	139,699	116,748
	(11,542)	(6,559)	—	—
	(6,865)	(12,956)	(15,209)	(9,067)

	2,210,231	2,116,773	327,162	310,353

	$5,479,998	$5,335,560	$4,364,877	$4,148,012

**	In the supplemental data presented above, “Centex Corporation” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	For the Three Months Ended June 30,

	2002	2001

Cash Flows – Operating Activities
Net Earnings	$87,755	$75,216
Adjustments
Depreciation, Depletion and Amortization	23,726	21,365
Provision for Losses on Residential Mortgage
Loans Held for Investment	7,043	2,648
Deferred Income Tax (Benefit) Provision	(5,133)	3,475
Equity in Loss (Earnings) of Centex Development
Company, L.P. and Joint Ventures	25	(2,660)
Minority Interest, Net of Taxes	5,907	1,898
(Increase) Decrease in Restricted Cash	(13,008)	(6,549)
(Increase) Decrease in Receivables	(44,066)	(3,615)
Decrease (Increase) in Residential Mortgage Loans
Held for Sale	34,777	(274,396)
Increase in Housing Projects and Land Held for
Development and Sale Inventories	(338,794)	(172,095)
(Increase) Decrease in Construction Products and
Other Inventories	(14,541)	3,842
(Decrease) Increase in Payables and Accruals	(77,563)	(48,838)
Decrease (Increase) in Other Assets, net	13,042	(49,276)
Increase (Decrease) in Payables to Affiliates	—	—
Other, net	2,122	1,155

	(318,708)	(447,830)

Cash Flows – Investing Activities
Increase in Residential Mortgage Loans Held
for Investment	(242,070)	(175,520)
Increase in Investment and Advances to Centex
Development Company, L.P. and Joint Ventures	(15,850)	(27,375)
(Increase) Decrease in Property and Equipment, net	(27,309)	(25,037)

	(285,229)	(227,932)

Cash Flows – Financing Activities
Increase in Short-Term Debt, net	624,363	147,866
Non-Financial Services
Issuance of Long-Term Debt	30,256	376,213
Repayment of Long-Term Debt	(37,882)	(221,843)
Financial Services
Issuance of Long-Term Debt	30,949	480,000
Repayment of Long-Term Debt	(209,951)	(86,032)
Proceeds from Stock Option Exercises	6,811	11,521
Purchase of Treasury Stock	(4,983)	—
Dividends Paid	(2,463)	(2,416)

	437,100	705,309

Net (Decrease) Increase in Cash and Cash Equivalents	(166,837)	29,547
Cash and Cash Equivalents at Beginning of Year	219,716	57,752

Cash and Cash Equivalents at End of Year	$52,879	$87,299

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation **		Financial Services

	For the Three Months Ended June 30,		For the Three Months Ended June 30,

	2002	2001	2002	2001

	$64,804	$59,437	$22,951	$15,779

	19,622	17,703	4,104	3,662

	—	—	7,043	2,648
	(5,322)	9,275	189	(5,800)

	25	(2,660)	—	—
	5,907	1,898	—	—
	(8,381)	799	(4,627)	(7,348)
	(15,402)	14,519	(28,664)	(18,134)

	—	—	34,777	(274,396)

	(338,794)	(172,095)	—	—

	(4,683)	4,344	(9,858)	(502)
	(78,132)	(46,528)	569	(2,310)
	298	(49,807)	12,744	531
	126,023	(12,920)	(126,023)	12,920
	2,371	489	(249)	666

	(231,664)	(175,546)	(87,044)	(272,284)

	—	—	(242,070)	(175,520)

	(15,850)	(27,375)	—	—
	(30,099)	(24,666)	2,790	(371)

	(45,949)	(52,041)	(239,280)	(175,891)

	125,744	76,187	498,619	71,679

	30,256	376,213	—	—
	(37,882)	(221,843)	—	—

	—	—	30,949	480,000
	—	—	(209,951)	(86,032)
	6,811	10,168	—	1,353
	(4,983)	—	—	—
	(2,463)	(2,416)	—	—

	117,483	238,309	319,617	467,000

	(160,130)	10,722	(6,707)	18,825
	192,591	45,987	27,125	11,765

	$32,461	$56,709	$20,418	$30,590

**	In the supplemental data presented above, “Centex Corporation” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Dollars and shares in thousands, except per share data)
(unaudited)

(A)  BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and subsidiaries (“Centex” or the “Company”) after elimination of all significant intercompany balances and transactions. The statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.

(B)  STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     Interest expense relating to the Financial Services segment is included in its costs and expenses. Interest expense related to segments other than Financial Services is included as a separate line item on the Statements of Consolidated Earnings.

	For the Three Months
	Ended June 30,

	2002	2001

Total Interest Incurred	$78,566	$67,167
Interest Capitalized	(18,551)	(10,447)
Capitalized Interest Relieved to Expense	8,358	6,455
Less — Financial Services	(44,647)	(35,933)

Interest Expense, net	$23,726	$27,242

     Cash payments made for interest, excluding Financial Services, were $23.0 million and $28.1 million for the three months ended June 30, 2002 and 2001, respectively. Net payments made for federal, state and foreign income taxes during the three months ended June 30, 2002 and 2001 were $37.1 million and $10.0 million, respectively.

(C)  STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in	Value of		Treasury	Other
			Excess of	Restricted	Retained	Stock at	Comprehensive
	Shares	Amount	Par Value	Stock	Earnings	Cost	(Loss) Income	Total

Balance, March 31, 2002	61,171	$15,348	$72,446	$(2,408)	$2,050,902	$(6,559)	$(12,956)	$2,116,773
Issuance of Restricted Stock	20	5	995	(1,000)	—	—	—	—
Amortization of Restricted Stock	—	—	—	247	—	—	—	247
Exercise of Stock Options	169	43	6,768	—	—	—	—	6,811
Cash Dividends	—	—	—	—	(2,463)	—	—	(2,463)
Purchase of Common Stock for Treasury	(100)	—	—	—	—	(4,983)	—	(4,983)
Net Earnings	—	—	—	—	87,755	—	—	87,755
Unrealized Loss on Hedging Instruments	—	—	—	—	—	—	(6,951)	(6,951)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	13,976	13,976
Other	—	—	—	—	—	—	(934)	(934)

Balance, June 30, 2002	61,260	$15,396	$80,209	$(3,161)	$2,136,194	$(11,542)	$(6,865)	$2,210,231

(D)  RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment consisted of the following:

	June 30, 2002	March 31, 2002

Residential Mortgage Loans Held for Investment	$3,506,364	$3,268,123
Allowance for Losses on Residential Mortgage Loans Held for Investment	(17,320)	(14,106)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$3,489,044	$3,254,017

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Three Months Ended June 30,

	2002	2001

Balance at Beginning of Period	$14,106	$2,814
Provision for Losses	7,043	2,648
Recoveries on Loans Charged Off	18	—
Losses Sustained	(3,847)	(1,426)

Balance at End of Period	$17,320	$4,036

(E)  GOODWILL

     A summary of changes in goodwill by segment for the three months ended June 30, 2002 is presented below:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2002	$84,151	$16,815	$41,088	$1,007	$206,651	$349,712
Goodwill Acquired	—	—	—	—	1,848	1,848
Other	—	—	(891)	—	(635)	(1,526)

Balance as of June 30, 2002	$84,151	$16,815	$40,197	$1,007	$207,864	$350,034

     Goodwill for the Other segment at June 30, 2002 includes $69 million related to the Company’s manufactured homes operations, $89 million related to the Company’s home services operations and $50 million related to the Company’s investment in Construction Products.

(F)  INDEBTEDNESS

Short-term Debt

     Balances of short-term debt were:

	June 30, 2002					March 31, 2002

	Centex			Financial		Centex			Financial
	Corporation			Services		Corporation			Services

Banks	$24,374	*		$179,569		$18,630	*		$92,109
Commercial Paper	120,000			—		—			—
Secured Liquidity Notes	—			556,935	**	—			102,583	**
Other Financial Institutions	—			76,740		—			119,933

	$144,374			$813,244		$18,630			$314,625

Consolidated Short-term Debt			$957,618					$333,255

  *   Debt relates entirely to Construction Products.
**  Debt relates entirely to Harwood Street Funding II, L.L.C.

     The Company borrows on a short-term basis from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rates of balances at June 30, 2002 and March 31, 2002 were 2.2% and 2.4%, respectively.

Long-term Debt

     Balances of long-term debt were:

	June 30, 2002	March 31, 2002

Non-Financial Services:
Medium-Term Note Programs, 2.59% to 7.95%, due through 2007	$418,000	$418,000
Long-Term Notes, 6.40% to 9.75%, due through 2012	962,950	962,892
Other Indebtedness, weighted-average 3.80% due through 2027	185,042	192,753
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,857	99,845
Subordinated Debentures, 8.75%, due in 2007	99,647	99,632

	1,765,496	1,773,122

Financial Services:
Home Equity Loans Asset-Backed Certificates, 2.91% to 8.48%, due through 2032	2,941,400	3,120,402
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2007	50,000	50,000

	2,991,400	3,170,402

Total	$4,756,896	$4,943,524

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $2.9 billion at June 30, 2002. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. Maturities of Non-Financial Services and Financial Services long-term debt during the next five years ended March 31 are:

	Non-Financial	Financial
	Services	Services	Total

2003 2004 2005 2006 2007 Thereafter	$181,278 156,229 33,582 325,373 290,559 778,475	$579,454 626,634 453,420 347,302 423,675 560,915	$760,732 782,863 487,002 672,675 714,234 1,339,390

	$1,765,496	$2,991,400	$4,756,896

     Included in other indebtedness is a $2.1 million convertible subordinated debenture sold at par in 1985 to a corporate officer. The indebtedness, which matures in 2010, bears interest at LIBOR plus 1.5% and is convertible into 400,000 shares of the Company’s common stock. In connection with this transaction, the Company has guaranteed the payment of a $2.1 million note payable to a bank by the officer.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2002, we were in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of June 30, 2002 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000
Construction Products
Senior Revolving Credit Facility	275,000	138,900	(2)
Annually Renewable Commercial Paper Conduit	50,000	25,626	(2)

	1,085,000	924,526

Financial Services
Unsecured Credit Facilities	125,000	30,000	(3)
Secured Credit Facilities	560,000	412,941	(4)
Harwood Street Funding II, L.L.C Facility	1,000,000	393,065
Line of Credit	15,245	995	(5)

	1,700,245	837,001

	$2,785,245	$1,761,527	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. This facility was increased on May 31, 2002 from $600 million to $700 million. As of June 30, 2002, there were no borrowings under this facility, and the company’s $600 million commercial paper program had $120 million of outstanding borrowings. There have been no borrowings under this facility since inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2003.

(3)	Centex Corporation, CTX Mortgage and Home Equity on a joint and several basis share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $275 million of committed and $215 million of uncommitted secured credit facilities to finance mortgage inventory. CTX Mortgage maintains $70 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I. Centex Corporation has guaranteed $11.5 million of these facilities.

(5)	The United Kingdom mortgage operation maintained a £10 million ($15.2 million) uncommitted unsecured line of credit guaranteed by Centex Corporation. This facility was repaid and cancelled in July 2002.

(6)	The amount of available capacity includes $260 million of uncommitted borrowings. Although the Company believes that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to the Company or its subsidiaries if and when requested to do so.

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, L.L.C. (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.0 billion. HSF-II obtains funds through the sale of five-year subordinated notes that are rated BBB by

Standard & Poor’s (“S&P”), Baa2 by Moody’s Investors Service (“Moody’s”), and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are rated A1+ by S&P’s, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected on the financial statements of Financial Services.

Harwood Street Funding I, L.L.C.

     CTX Mortgage finances its inventory of mortgage loans held for sale principally through sales of Jumbo “A” and conforming loans to Harwood Street Funding I, L.L.C. (“HSF-I”), an unaffiliated entity established in 1999 that is not consolidated with Financial Services or Centex. These mortgage loans are sold pursuant to a mortgage loan purchase agreement that expires in November 2004, subject to certain renewal options (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (i) securitized term debt that is currently rated AAA by S&P and Aaa by Moody’s, (ii) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (iii) five year extendable subordinated certificates maturing in November 2004 that are rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing eligible mortgage loans originated by it and to improve its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.0 billion.

     The HSF-I Purchase Agreement currently has a term expiring in November 2004, subject to certain renewal options. In addition, HSF-I’s commitment to purchase eligible mortgage loans is subject to termination upon the occurrence of certain events of default and other termination events described in the HSF-I Purchase Agreement, including a downgrade in Centex’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it might need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interest of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance and payment of obligations of CTX Mortgage, in its capacity as servicer, are guaranteed by Centex. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, Centex effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. Centex is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of June 30, 2002, HSF-I owned $1.19 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $1.10 billion of outstanding securitized term debt and $93.1 million of outstanding subordinated certificates. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. During the three months ended June 30, 2002, CTX Mortgage sold $1.84 billion of mortgage loans to HSF-I.

(G)  CENTEX DEVELOPMENT COMPANY, L.P.

     Centex Development Company, L.P. (the “Partnership”) is a master limited partnership formed by Centex in March 1987 to broaden the range of business activities that may be conducted for the benefit of Centex’s stockholders to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of June 30, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $46.8 million. The Partnership has made no preference payments since fiscal 1998.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	June 30,	March 31,
	2002	2002

Assets
Cash and Cash Equivalents	$76,685	$242,254
Restricted Cash	119,278	106,270
Receivables	4,313,440	4,066,401
Inventories	3,653,173	3,283,719
Investments in Joint Ventures and Other	109,574	99,962
Property and Equipment, net	733,160	723,497
Other Assets	849,190	862,580

	$9,854,500	$9,384,683

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,467,895	$1,546,334
Short-term Debt	1,179,760	545,789
Long-term Debt	4,833,027	5,020,116
Minority Stockholders’ Interest	163,587	155,671
Stockholders’ Equity	2,210,231	2,116,773

	$9,854,500	$9,384,683

Supplementary Condensed Combined Statements of Earnings of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Three Months
	Ended June 30,

	2002	2001

Revenues	$1,912,002	$1,789,975
Costs and Expenses	1,787,000	1,671,698

Earnings Before Income Taxes	125,002	118,277
Income Taxes	37,247	43,061

Net Earnings	87,755	75,216
Other Comprehensive Income (Loss)	6,091	(3,518)

Comprehensive Income	$93,846	$71,698

(H)  COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities directly and through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these non-consolidated joint ventures was $104.3 million and $94.6 million at June 30, 2002 and March 31, 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $138.1 million at June 30, 2002 and $144.6 million at March 31, 2002. The Company’s pro rata limited liability with respect to this debt is limited to approximately $29.3 million and $27.9 million at June 30, 2002 and March 31, 2002, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At June 30, 2002 and March 31, 2002, the Company was not liable for any of this debt.

     In order to ensure the future availability of land for homebuilding, the Company has deposited or invested with third parties $76.4 million, as of June 30, 2002, as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.6 billion. These options expire at various dates through the year 2007.

(I)  COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended June 30, 2002 and 2001 is presented below:

	For the Three Months Ended June 30,

	2002	2001

Net Earnings	$87,755	$75,216
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	13,976	1,373
Unrealized Loss on Hedging Instruments	(6,951)	(4,891)
Other	(934)	—

Comprehensive Income	$93,846	$71,698

     The Foreign Currency Translation Adjustments are primarily the result of Centex’s investment in the Partnership and its foreign subsidiaries. For additional information on the Partnership and subsidiaries, see their separate financial statements included elsewhere in the Report. The Unrealized Loss on Hedging Instruments represents the deferral in Other Comprehensive Income of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail below in Note (K), “Derivatives and Hedging.”

(J)  BUSINESS SEGMENTS

     The Company operates in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $289.1 million) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of single-family and multi-family homes.

Financial Services

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by Centex subsidiaries and others. Financial Services’ revenues include interest income of $80.8 million and $52.6 million for the three months ended June 30, 2002 and 2001, respectively. Substantially all of Centex’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is primarily comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 64.6% of Centex Construction Products, Inc. at June 30, 2002 and 65.2% at June 30, 2001.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.6 million and $2.1 million for the three months ended June 30, 2002 and 2001, respectively, is included in the evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the table presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Under the equity method of accounting for investments, Investment Real Estate also records as revenues income or loss from its investment in the Partnership.

Other

     The Company’s manufactured homes and home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     Included in Other in the tables below are corporate general and administrative expenses of $12.6 million and $11.2 million; interest expense of $23.7 million and $27.2 million; and minority interest of $8.9 million and $2.8 million for the three months ended June 30, 2002 and 2001, respectively.

     Income tax expense for the Company decreased 11.8% from $42.8 million to $37.7 million and the effective tax rate decreased by 6.2% from 36.3% to 30.1% for the three months ended June 30, 2001 and 2002, respectively. The decrease in the effective tax rate is primarily the result of the expected utilization of net operating loss carryforwards during fiscal 2003.

	For the Three Months Ended June 30, 2002
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$1,105.7	$180.5	$128.8	$360.7	$5.9	$62.3	$1,843.9
Cost of Sales	(812.1)	(44.6)	(99.7)	(335.4)	(0.4)	(38.6)	(1,330.8)
Selling, General & Administrative Expenses	(185.0)	(111.6)	(1.4)	(17.2)	(2.1)	(70.3)	(387.6)

Earnings (Loss) Before Income Tax	$108.6	$24.3	$27.7	$8.1	$3.4	$(46.6)	$125.5

	For the Three Months Ended June 30, 2001
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$1,039.2	$162.6	$117.4	$313.6	$24.1	$52.2	$1,709.1
Cost of Sales	(772.4)	(35.9)	(103.3)	(291.0)	(5.2)	(32.6)	(1,240.4)
Selling, General & Administrative Expenses	(168.7)	(101.5)	(1.2)	(15.1)	(3.6)	(60.6)	(350.7)

Earnings (Loss) Before Income Tax	$98.1	$25.2	$12.9	$7.5	$15.3	$(41.0)	$118.0

(K)  DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage this risk, the Company has entered into various interest rate swap agreements, designated as cash flow hedges as described below. The swap agreements are recorded at their fair value in Other Assets or Accrued Liabilities in the condensed consolidated balance sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through Other Comprehensive (Loss) Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings.

     Centex Corporation and Construction Products each have interest rate swap agreements that, in effect, fix the variable interest rate on a portion of their outstanding debt at June 30, 2002. During the three months ended June 30, 2002, there was no hedge ineffectiveness related to these derivatives. These swaps expire at varying times through October 2005. Amounts to be received or paid under the swap agreements are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at June 30, 2002 related to these derivatives, the Company would estimate increases in interest incurred over the next 12 months to be approximately $3 million. As of June 30, 2002, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $4.6 million ($3.0 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Loss and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. During the three months ended June 30, 2002, there was no hedge ineffectiveness related to these interest rate swaps. These swaps expire at varying times through January 2008. Based on the balance in Accumulated Other Comprehensive Loss at June 30, 2002 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately $3 million. As of June 30, 2002, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $9.4 million ($6.1 million net of tax).

     Financial Services, through CTX Mortgage, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met within the terms of the IRLCs. In order to hedge the risk of fluctuations in the value of these IRLCs and mortgage loans held by it, CTX Mortgage executes mandatory forward trades of mortgage loans and mortgage backed securities. CTX Mortgage also uses mandatory forward trades to hedge the Company’s obligation, created through the Harwood Swap, to protect against certain interest rate risk, non-credit related market risk and prepayment risk related to mortgage loans held by HSF-I, an unaffiliated entity that is not consolidated with Financial Services or the Company. The Company has elected not to utilize hedge accounting treatment under SFAS 133 for these derivatives. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs, mandatory forward trades and swaps are recorded as an adjustment to earnings. The net change in the estimated fair value of these derivative positions resulted in a loss of $8.2 million for the three months ended June 30, 2002.

(L)  RELATED PARTY TRANSACTIONS

     At June 30, 2002 and 2001, Centex Homes had $8.1 million and $1.5 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred in the Partnership’s purchase and ownership of these tracts of land. During the three months ended June 30, 2002, Centex Homes paid $1.4 million to the Partnership in fees and reimbursements pursuant to these agreements and consideration of $21.1 million for the purchase of residential lots. Centex Homes expects to pay an additional $42.6 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. These contracts totaled $15.1 million and zero at June 30, 2002 and 2001, respectively. During the three months ended June 30, 2002 and 2001, the Partnership paid $3.5 million and zero, respectively, to Construction Services pursuant to these contracts.

(M)  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS No. 144 on April 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

(N)  OFF-BALANCE-SHEET RISK

     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (F), “Indebtedness,” and Note (K), “Derivatives and Hedging.”

(O)  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the June 30, 2002 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our consolidated revenues for the three months ended June 30, 2002 were $1.8 billion, a 7.9% increase over $1.7 billion for the same period last year. Earnings before income taxes were $125.5 million, 6.3% higher than $118.0 million last year. The fluctuations in our revenues and earnings before income taxes are explained below by segment.

     Net earnings for the three months ended June 30, 2002 were $87.8 million, 16.7% higher than $75.2 million for the same period last year. The increase in net earnings is significantly higher than the increase in earnings before income taxes due to a change in our effective tax rate. Our effective tax rate decreased to 30.1% for the three months ended June 30, 2002 from 36.3% for the same period last year. The decrease in the effective tax rate is primarily the result of the expected utilization of net operating loss carryforwards during fiscal 2003.

     Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

HOME BUILDING

     The following summarizes results of our Home Building operations for the three months ended June 30, 2002 compared to the same period last year (dollars in millions, except per unit data):

	For the Three Months Ended June 30,

	2002		2001

Revenues	$1,105.7	100.0%	$1,039.2	100.0%
Cost of Sales	(812.1)	(73.5%)	(772.4)	(74.4%)
Selling, General & Administrative Expenses	(185.0)	(16.7%)	(168.7)	(16.2%)

Operating Earnings	$108.6	9.8%	$98.1	9.4%

Units Closed	4,995		4,850
% Change	3.0%		10.0%
Unit Sales Price	$213,825		$210,754
% Change	1.5%		7.4%
Operating Earnings Per Unit	$21,747		$20,231
% Change	7.5%		22.9%
Backlog Units	11,150		10,152
% Change	9.8%		16.6%

     Revenues for the three months ended June 30, 2002 increased 6.4% versus the same period last year primarily due to an increase in units closed, higher unit sales prices, and increased land sales. Units closed increased 3.0% from 4,850 units to 4,995 units, and the average unit sales price increased 1.5% from $210,754 to $213,825. The increase in units closed was primarily the result of a higher number of operating neighborhoods, combined with an increase in the number of closings per neighborhood. The increase in the unit sales price was primarily the result of higher selling prices in the New Jersey, Washington DC, and California markets.

     Revenues from land sales increased $19.8 million from $11.9 million for the three months ended June 30, 2001 to $31.7 million for the three months ended June 30, 2002. The timing of land sales is uncertain and can vary significantly from period to period.

     Cost of sales decreased to 73.5% of revenues for the three months ended June 30, 2002 compared to 74.4% of revenues for the same period last year. The cost of sales decrease primarily resulted from purchasing efficiencies realized through regional and national programs, more efficient house designs, other process improvement initiatives and lower raw material prices, such as lumber and cement.

     Selling, general and administrative expenses increased 9.6% to $185.0 million for the three months ended June 30, 2002 compared to $168.7 million for the three months ended June 30, 2001. The cost increase is attributable to higher selling and insurance costs, as well as employee increases to support future neighborhood growth.

     Operating earnings increased $10.5 million year over year from $98.1 million to $108.6 million. This was primarily due to the $8.3 million increase in operating earnings related to land sales from $2.7 million for the three months ended June 30, 2001 to $11.0 million for the three months ended June 30, 2002.

     Units in backlog increased 9.8% to 11,150 at June 30, 2002 compared to 10,152 at June 30, 2001 primarily as a result of a 19% increase in sales per average neighborhood. We define backlog units as units which have been sold, as indicated by a signed contract, but not closed.

FINANCIAL SERVICES

     The following summarizes Financial Services’ results for the three months ended June 30, 2002 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2002	2001

Revenues	$180.5	$162.6

Interest Margin	$36.1	$16.6

Operating Earnings	$24.3	$25.2

Origination Volume	$2,979	$3,719

Number of Loans Originated
CTX Mortgage Company, L.L.C.
Centex-built Homes (“Builder”)	3,378	3,182
Non-Centex-built Homes (“Retail”)	12,406	18,110

	15,784	21,292
Centex Home Equity Company, L.L.C.	6,359	6,808

	22,143	28,100

     Financial Services’ results are derived primarily from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The revenues and operating earnings of CTX Mortgage Company, L.L.C., or CTX Mortgage, are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, interest income and other fees. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to investors and Harwood Street Funding I, L.L.C., or HSF-I. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation. HSF-I purchases mortgage loans, at closing, from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and five-year extendable subordinated certificates. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or Centex Corporation. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations.”

     Revenues decreased 16.8% to $89.9 million for the three months ended June 30, 2002 as compared to the same period last year. The decrease in revenues is primarily related to fewer originations resulting in a decline in gains related to the sale of mortgage loans to HSF-I.

     CTX Mortgage’s operating earnings were $14.9 million for the three months ended June 30, 2002, 41.1% lower than earnings of $25.3 million for the three months ended June 30, 2001. The decrease in CTX Mortgage’s operating earnings is primarily due to the decline in revenues mentioned above.

     For the three months ended June 30, 2002, originations totaled 15,784 compared to 21,292 originations in the same period last year; origination volume was $2.48 billion compared to $3.22 billion for the same period last year; the per-loan profit was $943, a decrease of 21% compared to $1,189 for the same period last year; and total mortgage applications decreased 28% to 15,919 from 22,016 applications for the same period last year. These changes occurred primarily as a result of slowing refinance activity. While mortgage rates currently remain low, refinance activity has slowed during the current quarter as a result of lower market demand. Demand for conforming mortgage loans decreased primarily due to the effects of the high level of refinancing activity during the past two years, which reduced the pipeline of loans likely to be refinanced. The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future.

     The U.K. mortgage operation had an operating loss of $1.3 million for the first quarter of fiscal 2003 versus a loss of $572,000 for the same quarter a year ago, as accruals were made in connection with a substantial reduction in operations.

Sub-Prime Home Equity Lending

     The revenues of Centex Home Equity Company, L.L.C., or Home Equity, increased 44.4% to $90.7 million as a result of continued growth in residential mortgage loans held for investment, as discussed further below. Interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans, increased to $33.8 million for the three months ended June 30, 2002 as compared to $16.1 million for the same period last year. The increase in interest margin is primarily a result of an increase in the portfolio of mortgage loans held for investment. Home Equity reported operating earnings of $10.7 million for the three months ended June 30, 2002, as compared to operating earnings of $0.4 million for the same period last year. The increase in Home Equity’s operating earnings is primarily the result of the increase in interest margin, as noted above. This was partially offset by an increase in general and administrative costs and an increase in the provision for losses on residential mortgage loans held for investment.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. Under this structure, Home Equity retained a residual interest as well as the servicing rights to the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. We changed the structure of securitizations beginning April 1, 2000. Securitizations since that time have been accounted for as borrowings. Under this structure, we record interest over the life of the loans using the interest, or actuarial, method. The mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. Although the change in structure of the securitizations has no effect on the cash flow and profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. Interest margin, rather than gain on sale of loans, is now Home Equity’s primary source of operating income. As the balance of securitizations accounted for as borrowings increases, the operating earnings should continue to increase. For the three months ended June 30, 2002, originations totaled 6,359 compared to 6,808 originations for the same period last year; origination volume was $497.9 million compared to $503.9 million for the same period last year; and total applications increased 21.8% to 50,044 from 41,074 applications for the same period last year. Originations decreased 6.6% while origination volume only decreased 1.2% due to an increase in average loan size. The decrease in the number of originations despite the increase in total applications is mainly attributable to a decrease in approval ratios related to Home Equity’s continued adherence to its credit underwriting guidelines.

     At June 30, 2002, Home Equity’s total servicing portfolio consisted of 65,107 loans totaling $4.56 billion compared to 52,804 loans totaling $3.55 billion at June 30, 2001. For the three months ended June 30, 2002, service fee income related to this long-term servicing, which is not included in interest income, was $11.8 million compared to $8.5 million for the same period last year.

Allowance for Losses

     Home Equity establishes an allowance for losses when we believe the event causing the loss has occurred by charging the provision for losses in the statement of consolidated earnings. When we determine that a residential mortgage loan held for investment is uncollectible, it is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Three Months Ended June 30,

	2002	2001

Balance at Beginning of Period	$14,106	$2,814
Provision for Losses	7,043	2,648
Recoveries on Loans Charged Off	18	—
Losses Sustained	(3,847)	(1,426)

Balance at End of Period	$17,320	$4,036

Allowance for Losses to Residential Mortgage Loans Held for Investment	0.5%	0.2%
90+ Days Contractual Delinquency Total Dollars Delinquent	$87,304	$37,516
% Delinquent	2.5%	1.9%

     The allowance for losses on residential mortgage loans held for investment has increased to $17.3 million at June 30, 2002 from $4.0 million at June 30, 2001. In addition, the ratio of allowance for losses to residential mortgage loans held for investment, or the allowance ratio, increased to 0.5% at June 30, 2002 from 0.2% at June 30, 2001. Prior to April 2000, the residential mortgage loans were recorded as sales and anticipated future credit losses were considered in valuing the MSRI. As a result, no allowance for losses was necessary. After April 2000, we began recording residential mortgage loans held for investment on the balance sheet, as previously discussed, and, accordingly, began recording an allowance for losses based on management’s judgment of loss exposure. The increase in the allowance for losses occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses and the allowance ratio to continue to increase. The increase in 90+ days contractual delinquency occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the three months ended June 30, 2002 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2002	2001

Revenues	$128.8	$117.4
Interest Income	—	1.0
Cost of Sales	(99.7)	(104.3)
Selling, General & Administrative Expenses	(1.4)	(1.2)

Operating Earnings*	$27.7	$12.9

*     Before Minority Interest of $8.9 million and $2.8 million, respectively.

     Construction Products’ revenues were 9.7% higher than the same period last year. This increase was primarily the result of a 38% increase in gypsum wallboard revenues. The increase in gypsum wallboard revenues was primarily caused by a higher average net sales price, offset by slightly lower volume.

     Construction Products’ cost of sales was 4.4% lower than the same period last year. This decrease was primarily the result of significantly decreased paperboard costs due to reduced energy costs and better plant operating efficiencies in the current year. In addition, the decrease was also due to a one-time charge of $1.3 million that was incurred in the first quarter last year related to idling a paperboard plant.

     Construction Products’ selling, general and administrative expenses were 16.7% higher than the same period last year. This increase was primarily the result of increased personnel and higher office expenses.

     For the three months ended June 30, 2002, Construction Products’ operating earnings, net of minority interest, represented a 114.3% increase from results for the same period a year ago. Operating earnings increased primarily due to the increase in gypsum wallboard pricing.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three months ended June 30, 2002 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2002	2001

Revenues	$360.7	$313.6

Operating Earnings	$8.1	$7.5

New Contracts Executed	$272	$391

Backlog of Uncompleted Contracts	$2,092	$2,099

     Construction Services’ revenues for the three months ended June 30, 2002 were 15.0% higher than revenues for the same period last year. The increase was the result of several high revenue, short-term contracts that were in progress in the current quarter. Operating earnings for the group improved in the first quarter of fiscal 2003 compared to the same period last year as a result of additional margins generated by the higher revenue base. New contracts executed decreased 30.4% and backlog of uncompleted contracts decreased 0.3% from the same period last year, primarily due to timing differences experienced with contract awards and executions.

     The Construction Services segment provided a positive average annual net cash flow in excess of our investment in the segment of $129.3 million for the three months ended June 30, 2002 and $110.5 million for the same period last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the three months ended June 30, 2002 compared to the same period last year (dollars in millions):

	For the Three Months Ended
	June 30,

	2002	2001

Revenues	$5.9	$24.1

Operating Earnings	$3.4	$15.3

     Investment Real Estate’s revenues for the three months ended June 30, 2002 were 75.3% lower than revenues for the same period last year. Operating earnings from Investment Real Estate in the first quarter of fiscal 2003 totaled $3.4 million compared to $15.3 million in the same period last year. The decreases in revenues and operating earnings were primarily related to the timing of property sales of nominally-valued assets, the investment in Centex Development Company, L.P., or the Partnership, and a cash settlement of litigation, as discussed below.

     Property sales related to Investment Real Estate’s nominally-valued assets contributed revenues and operating earnings of $1.8 million and $1.4 million, respectively, for the three months ended June 30, 2002 and $18.7 million and $13.4 million, respectively, for the same period last year. These nominally-valued assets resulted from the fiscal 1996 acquisition of Vista Properties, Inc., or Vista, and its subsequent combination with Centex Real Estate Corporation. The Vista portfolio of properties was reduced to a nominal “book basis” after recording certain deferred tax benefits related to the combination. The timing of land sales is uncertain and can vary significantly from period to period.

     Included in Investment Real Estate’s revenues and operating earnings for the three months ended June 30, 2002 was a loss of $0.8 million derived from its investment in the Partnership compared to earnings of $3.4 million for the same period last year. As noted in Note (G) of the Notes to Consolidated Financial Statements of Centex, the investment in the Partnership is not consolidated and is accounted for on the equity method of accounting because we do not control the Partnership. The largest component of the Partnership is its International Home Building segment, based in London, England. Included in Investment Real Estate’s revenues and operating earnings were a loss of $0.4 million and earnings of $2.4 million for the three months ended June 30, 2002 and 2001, respectively, derived from its investment in this segment. The decrease in operating earnings was primarily due to under-absorption of certain fixed costs resulting from the decline in unit closings, cost overruns, write-offs of costs associated with failed land acquisitions and increases in labor costs caused by a shortage of skilled labor. For the three months ended June 30, 2002 and 2001, this segment closed 269 units at an average sales price per unit of $226,766 and 299 units at an average sales price per unit of $187,836, respectively. Operating earnings per unit, before interest, were $461 and $7,936 for the three months ended June 30, 2002 and 2001, respectively.

     The remainder of Investment Real Estate’s revenues and operating earnings for the three months ended June 30, 2002 were primarily related to the receipt of a cash settlement from litigation that was settled in our favor.

OTHER

     Our manufactured homes operations and our home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     Our manufactured homes operations had operating earnings of $0.2 million for the three months ended June 30, 2002 versus a loss of $1.6 million for the same period last year. The improvement in operating earnings is primarily the result of higher production and improved efficiency in manufacturing, lower general and administrative expenses and reduced losses in the retail segment of the business.

     Our home services operations reported operating losses of $1.6 million for the three months ended June 30, 2002 compared to operating earnings of $1.9 million for the same period last year. The decrease in earnings is primarily due to the expensing of all customer creation costs during the quarter.

     Corporate general and administrative expense increased 12.5% to $12.6 million for the three months ended June 30, 2002 compared to $11.2 million for the same period last year. The increase primarily relates to an increase in personnel and higher compensation resulting from growth in our profitability. Corporate general and administrative expenses represent compensation and other costs not identifiable with a specific segment.

     Interest expense decreased 12.9% to $23.7 million for the three months ended June 30, 2002 compared to $27.2 million for the same period last year. The change is primarily related to an increase in the net interest capitalized during the three months ended June 30, 2002 as compared to the same period last year. The increase in net interest capitalized is a result of growth in our housing projects inventory.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2002, we had cash and cash equivalents of $52.9 million, including $20.4 million in Financial Services and $8.9 million belonging to our 64.6%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing and financing activities for the three months ended June 30, 2002 and 2001 is summarized below (dollars in thousands):

	For the Three Months Ended
	June 30,

	2002	2001

Net cash (used in) provided by
Non-Financial Services*
Operating Activities	$(231,664)	$(175,546)
Investing Activities	(45,949)	(52,041)
Financing Activities	117,483	238,309

	(160,130)	10,722

Financial Services
Operating Activities	(87,044)	(272,284)
Investing Activities	(239,280)	(175,891)
Financing Activities	319,617	467,000

	(6,707)	18,825

Net (decrease) increase in cash	$(166,837)	$29,547

*	Non-Financial Services represents the consolidation of all subsidiaries other than those included in the Financial Services business segment.

     We generally fund our Non-Financial Services operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of medium-term notes and other debt securities. During the three months ended June 30, 2002, cash was primarily used in Non-Financial Services-Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land for development. The funds provided by Non-Financial Services-Financing Activities included new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through cash flows from operations, credit facilities, securitizations and proceeds from the sale of mortgage loans to HSF-I, as described below. During the three months ended June 30, 2002, cash was primarily used in Financial Services-Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services-Financing Activities included new debt used to fund the increased residential mortgage loan activity.

     Centex Corporation currently has an investment grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit rating. We attempt to manage our debt levels in order to maintain an investment-grade rating. If, however, our debt rating were downgraded to below investment grade, we would not have access to the commercial paper markets and might need to draw on our existing committed backup facility, which exceeds our commercial paper program size.

     Our existing credit facilities and available capacity as of June 30, 2002 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000
Construction Products
Senior Revolving Credit Facility	275,000	138,900	(2)
Annually Renewable Commercial Paper Conduit	50,000	25,626	(2)

	1,085,000	924,526

Financial Services
Unsecured Credit Facilities	125,000	30,000	(3)
Secured Credit Facilities	560,000	412,941	(4)
Harwood Street Funding II, L.L.C. Facility	1,000,000	393,065
Line of Credit	15,245	995	(5)

	1,700,245	837,001

	$2,785,245	$1,761,527	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. This facility was increased on May 31, 2002 from $600 million to $700 million. As of June 30, 2002, there were no borrowings under this facility, and our $600 million commercial paper program had $120 million of outstanding borrowings. We have not borrowed under this facility since its inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2003.

(3)	Centex Corporation, CTX Mortgage and Home Equity on a joint and several basis share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $275 million of committed and $215 million of uncommitted secured credit facilities to finance mortgage inventory. CTX Mortgage maintains $70 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I. Centex Corporation has guaranteed $11.5 million of these facilities.

(5)	The United Kingdom mortgage operation maintained a £10 million ($15.2 million) uncommitted unsecured line of credit guaranteed by Centex Corporation. This facility was repaid and cancelled in July 2002.

(6)	The amount of available capacity includes $260 million of uncommitted borrowings. Although we believe that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

     CTX Mortgage finances its inventory of mortgage loans principally through sales of Jumbo “A” and conforming loans to HSF-I. These mortgage loans are sold pursuant to a mortgage loan purchase agreement that expires in November 2004, subject to certain renewal options. HSF-I acquires mortgage loans from CTX Mortgage, holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing investment grade senior debt obligations and subordinated certificates. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations.”

     Home Equity finances its inventory of mortgage loans through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.0 billion. HSF-II obtains funds through the sale of five-year subordinated notes, that are rated BBB by Standard & Poor’s, or S&P, Baa2 by Moody’s Investors Service, or Moody’s, and BBB by Fitch Ratings, or Fitch, and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected on the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2002, we were in compliance with all of these covenants.

     As of June 30, 2002 our short-term debt was $957.6 million, approximately $813.2 million of which was applicable to Financial Services and $24.4 million of which was applicable to Construction Products. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper programs and from uncommitted bank facilities. Our outstanding debt as of June 30, 2002 was as follows (dollars in thousands)(1):

Non-Financial Services:
Short-Term Notes Payable	$144,374
Senior Debt:
Medium-Term Note Programs, 2.59% to 7.95%, due through 2007	418,000
Long-Term Notes, 6.40% to 9.75%, due through 2012	962,950
Other Indebtedness, weighted-average 3.80%, due through 2027	185,042
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,857
Subordinated Debentures, 8.75%, due in 2007	99,647

1,909,870

Financial Services:
Short-Term Debt:
Short-Term Bank Notes Payable	179,569
Harwood Street Funding II, L.L.C. Secured Liquidity Notes	556,935
Other Short-Term Debt	76,740
Home Equity Loans Asset-Backed Certificates, 2.91% to 8.48%, due through 2032	2,941,400
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due
through 2007	50,000

3,804,644

Total	$5,714,514

(1)	Our principal business segments are somewhat cyclical and are particularly affected by changes in local economic conditions and in long-term and short-term interest rates. As a result, certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $2.9 billion at June 30, 2002. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. Maturities of Non-Financial Services and Financial Services long-term debt (in thousands) during the next five years ended March 31 are:

	Non-Financial	Financial
	Services	Services	Total

2003 2004 2005 2006 2007 Thereafter	$181,278 156,229 33,582 325,373 290,559 778,475	$579,454 626,634 453,420 347,302 423,675 560,915	$760,732 782,863 487,002 672,675 714,234 1,339,390

	$1,765,496	$2,991,400	$4,756,896

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Harwood Street Funding I, L.L.C.

     HSF-I is an entity established in July 1999 that is not one of our affiliates and is not consolidated with Financial Services or Centex Corporation. Since December 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) five year extendable subordinated certificates maturing in November 2004 that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.0 billion.

     The HSF-I Purchase Agreement currently has a term expiring in November 2004, subject to certain renewal options. In addition, HSF-I’s commitment to purchase eligible mortgage loans is subject to termination upon the occurrence of certain events of default and other termination events described in the HSF-I Purchase Agreement, including a downgrade in Centex Corporation’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it would draw on existing credit facilities currently held in addition to HSF-I. In addition, it might need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that CTX

Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interests of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance and payment of obligations of CTX Mortgage, in its capacity as servicer, are guaranteed by Centex Corporation. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank, that we refer to as the Harwood Swap, under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, we have entered into a separate swap arrangement with the bank pursuant to which we have agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to us all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, we effectively bear all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. We are also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of June 30, 2002, HSF-I owned $1.19 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $1.10 billion of outstanding securitized term debt and $93.1 million of outstanding subordinated certificates. We do not guarantee the payment of any debt or subordinated certificates of HSF-I, and we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, we do retain certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. During the three months ended June 30, 2002, CTX Mortgage sold $1.84 billion of mortgage loans to HSF-I.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and the Partnership are entities that are not affiliates of and are not consolidated with Centex Corporation. These entities were established in 1987 in order to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than our core homebuilding operations and typically involves substantial acquisition and development indebtedness, we concluded that this new line of business could best be conducted through the

Partnership, an independent, publicly-traded entity that is not consolidated with us. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We generally are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or the Partnership. However, as of June 30, 2002, we guaranteed approximately $1.7 million of indebtedness of the Partnership. In addition, we enter into certain land purchase and other transactions with the Partnership. For additional information regarding these entities, see Part B of this Report. In addition, for information regarding these entities and Centex Corporation, on an aggregate basis, see Note (G) of the Notes to Consolidated Financial Statements of Centex Corporation.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through joint ventures in which we hold less than a majority interest. Our investment in these non-consolidated joint ventures was $104.3 million and $94.6 million at June 30, 2002 and March 31, 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $138.1 million at June 30, 2002 and $144.6 million at March 31, 2002. Our pro rata limited liability with respect to this debt is limited to approximately $29.3 million and $27.9 million at June 30, 2002 and March 31, 2002, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At June 30, 2002 and March 31, 2002, we were not liable for any of this debt.

Letters of Credit and Guarantees

     At June 30, 2002 we had outstanding letters of credit of $101.4 million that primarily relate to projects undertaken by Construction Services and development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our actual performance and results of operations:

•	Our residential Home Building and Construction Services operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels, and changes in the economic condition of the local markets in which we operate.

•	Our residential Home Building and Construction Services operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	Virtually all of our homebuyers finance their home acquisitions through our Financial Services operation or third party lenders. In general, our Home Building and mortgage lending operations can be adversely affected by increases in interest rates. Our mortgage loan operations are also dependent upon the securitization market for mortgage-backed securities and the availability of mortgage warehouse financing.

•	Demand for the products that our Construction Products operations produce is directly related to activity in the homebuilding and construction industries and to general economic conditions. Our Construction Products operations are also concentrated in particular regional and local markets that may experience cyclical downturns at different times than the national economy. The price at which we sell our construction products, particularly gypsum wallboard, is highly sensitive to changes in supply and demand for such products, energy costs, raw material prices and competition from other domestic and foreign producers.

•	Our businesses may be affected by the impact and uncertainties created by the events of September 11, 2001 and the consequences of any future attacks as well as other events affecting national and international economic and other conditions.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, construction products producers and contractors in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations and securitizations classified as debt. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We utilize forward sale commitments to mitigate the risk associated with the majority of our mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, we do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     There have been no material changes in our market risk from March 31, 2002. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Part II. Other Information

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits

None.

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated April 23, 2002, announcing the Company’s financial results for the quarter and fiscal year ended March 31, 2002.

Current Report on Form 8-K of Centex Corporation dated May 2, 2002, announcing that the Company and the Rights Agent had entered into Amendment No. 2 dated as of April 29, 2002 to the Rights Agreement between Centex Corporation and Mellon Investor Services LLC as Rights Agent (the “Rights Agreement”), to amend the Rights Agreement to raise the Purchase Price (as defined in the Rights Agreement) from $67.50 to $210.00.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

August 12, 2002	/s/ Leldon E. Echols

Leldon E. Echols Executive Vice President and Chief Financial Officer (principal financial officer)

August 12, 2002	/s/ Mark A. Blinn

Mark A. Blinn Vice President — Controller and Financial Strategy (principal accounting officer)

Part I – Financial Information

Item 1. Financial Statements

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended June 30,

	2002			2001

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$90,335	$90,285	$88	$83,955	$83,345	$660
Costs and Expenses	91,108	91,070	76	80,589	80,555	84

(Loss) Earnings Before Income Taxes	(773)	(785)	12	3,366	2,790	576
Income Taxes	(470)	(470)	—	291	291	—

Net (Loss) Earnings	$(303)	$(315)	$12	$3,075	$2,499	$576

Net (Loss) Earnings Allocable to Limited Partners		$(315)			$2,499

(Loss) Earnings Per Unit/Share		$(1.31)	$12		$11.70	$576

Weighted-Average Units/Shares Outstanding		240,591	1,000		213,504	1,000

See Notes to Condensed Combining Financial Statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)

	June 30, 2002*			March 31, 2002**

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Assets
Cash and Cash Equivalents	$23,806	$23,794	$12	$22,538	$22,529	$9
Accounts Receivable	6,298	10,554	118	7,481	11,778	71
Inventories	457,837	457,837	—	446,848	446,848	—
Investments-
Commercial Properties, net	137,670	137,670	—	132,457	132,457	—
Real Estate Joint Ventures	5,251	5,251	—	5,353	5,353	—
Affiliate	—	—	1,190	—	—	1,191
Property and Equipment, net	3,383	3,383	—	3,212	3,212	—
Other Assets-
Goodwill, net	29,877	29,877	—	27,799	27,799	—
Deferred Charges and Other	23,541	21,759	1,782	22,748	20,977	1,771

	$687,663	$690,125	$3,102	$668,436	$670,953	$3,042

Liabilities, Stockholders’ Equity And Partners’ Capital
Accounts Payable and Accrued Liabilities	$113,807	$113,771	$4,458	$117,163	$117,170	$4,410
Notes Payable	298,273	298,273	—	289,126	289,126	—

Total Liabilities	412,080	412,044	4,458	406,289	406,296	4,410

Stockholders’ Equity and Partners’ Capital	275,583	278,081	(1,356)	262,147	264,657	(1,368)

	$687,663	$690,125	$3,102	$668,436	$670,953	$3,042

*	Unaudited
**	Condensed from audited financial statements.
See Notes to Condensed Combining Financial Statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Three Months Ended June 30,

	2002			2001

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows — Operating Activities
Net (Loss) Earnings	$(303)	$(315)	$12	$3,075	$2,499	$576
Adjustments:
Depreciation and Amortization	1,123	1,123	—	896	896	—
Equity in Earnings from Joint Ventures	10	10	—	(10)	(10)	—
Decrease (Increase) in Receivables	1,535	1,582	(47)	5,658	5,658	—
Decrease in Notes Receivable	—	—	—	4	4	—
Decrease (Increase) in Inventories	12,430	12,430	—	(33,187)	(33,137)	(50)
Increase in Commercial Properties	(6,059)	(6,059)	—	(8,617)	(8,617)	—
Increase in Other Assets	(566)	(555)	(11)	(4,282)	(4,282)	—
(Decrease) Increase in Payables and Accruals	(10,248)	(10,297)	49	1,620	2,208	(588)

	(2,078)	(2,081)	3	(34,843)	(34,781)	(62)

Cash Flows — Investing Activities
Decrease (Increase) in Advances to Joint Ventures and Investment in Affiliate	92	92	—	(172)	(172)	—
(Increase) Decrease in Property and Equipment, net	(78)	(78)	—	(358)	(419)	61

	14	14	—	(530)	(591)	61

Cash Flows — Financing Activities
Increase in Notes Payable	2,040	2,040	—	42,275	42,275	—

Effect of Exchange Rate Changes On Cash	1,292	1,292	—	(24)	(24)	—

Net Increase (Decrease) In Cash	1,268	1,265	3	6,878	6,879	(1)
Cash at Beginning of Period	22,538	22,529	9	3,034	3,029	5

Cash at End of Period	$23,806	$23,794	$12	$9,912	$9,908	$4

See Notes to Condensed Combining Financial Statements.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
June 30, 2002
(Dollars in thousands, except per share data)
(unaudited)

(A)  BASIS OF PRESENTATION

     The condensed combining interim financial statements include the accounts of 3333 Holding Corporation (“Holding”) and subsidiary and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively the “Companies”) after elimination of all significant intercompany balances and transactions. These statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Companies, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the condensed combining financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The Companies suggest that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies’ latest Annual Report on Form 10-K.

(B)  ORGANIZATION

     The Partnership is a master limited partnership formed by Centex Corporation (“Centex”) in March 1987 to broaden the range of business activities that may be conducted for the benefit of Centex’s stockholders to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of June 30, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $46.8 million. The Partnership has made no preference payments since fiscal 1998.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of Holding. The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     See Note (G) to the consolidated financial statements of Centex included elsewhere in this Report for supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries.

(C)  STATEMENTS OF COMBINING CASH FLOWS — SUPPLEMENTAL DISCLOSURES

	For the Three Months
	Ended June 30,

	2002	2001

Total Interest Incurred	$4,234	$3,236
Interest Capitalized	(856)	(1,645)

Interest Expense	$3,378	$1,591

     Cash payments made for interest were $4.1 million and $3.2 million for the three months ended June 30, 2002 and 2001, respectively. Land assets acquired by the Partnership for Class C limited partnership units during the three months ended June 30, 2002 and 2001 totaled zero and $4.5 million, respectively.

(D)  RELATED PARTY TRANSACTIONS

     At June 30, 2002 and 2001, Centex Homes had $8.1 million and $1.5 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred in the Partnership’s purchase and ownership of these tracts of land. During the three months ended June 30, 2002, Centex Homes paid $1.4 million to the Partnership in fees and reimbursements pursuant to these agreements and consideration of $21.1 million for the purchase of residential lots. Centex Homes expects to pay an additional $42.6 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. These contracts totaled $15.1 million and zero at June 30, 2002 and 2001, respectively. During the three months ended June 30, 2002 and 2001, the Partnership paid $3.5 million and zero, respectively, to Construction Services pursuant to these contracts.

(E)  COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended June 30, 2002 and 2001 is presented below:

	For the Three Months
	Ended June 30,

	2002	2001

Net (Loss) Earnings	$(303)	$3,075
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	13,973	554
Unrealized Loss on Hedging Instruments	(234)	—

Comprehensive Income	$13,436	$3,629

(F)  STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

		Centex Development Company			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner's	Partner's	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2002	$262,147	$500	$1,142	$263,015	$1	$800	$(2,169)
Net (Loss) Earnings	(303)	—	—	(315)	—	—	12
Accumulated Other Comprehensive Income:
Foreign Currency Translation Adjustments	13,973	—	—	13,973	—	—	—
Unrealized Loss on Hedging Instruments	(234)	—	—	(234)	—	—	—

Balance at June 30, 2002	$275,583	$500	$1,142	$276,439	$1	$800	$(2,157)

(G)  ACQUISITION OF FAIRCLOUGH HOMES GROUP LIMITED

     On April 15, 1999, Centex Development Company UK Limited (“CDCUK”), a United Kingdom company and a wholly-owned subsidiary, acquired all of the voting shares of Fairclough Homes Group Limited, a British homebuilder (“Fairclough”), with the purchase price paid by the delivery of non-interest-bearing promissory notes.

     As of March 31, 2001, the non-interest-bearing promissory notes were paid in full (less the holdback described below) from a combination of bank borrowings, equity contributions to CDCUK from the Partnership and a loan to CDCUK from the Partnership. CDCUK retained a $6.9 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement. In fiscal 2002, $1.2 million of this holdback was paid to the seller and

$5.7 million has been dedicated to fund repair costs and claims arising out of a project completed prior to CDCUK’s acquisition of Fairclough.

     The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values.

(H)  BUSINESS SEGMENTS

     The Companies operate in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities, and Corporate-Other. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies in the Companies’ latest Annual Report on Form 10-K.

     International Home Building acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. Commercial Development develops office, industrial, retail and mixed-use projects, for sale and for investment. Multi-Family Communities develops multi-family projects, which it markets for sale during the development period. Corporate-Other is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another specific business segment.

	For the Three Months Ended June 30, 2002

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$61,000	$6,487	$342	$22,506	$90,335
Cost of Sales	(53,765)	(275)	(78)	(21,085)	(75,203)
Selling, General & Administrative Expenses	(7,111)	(3,618)	(629)	(1,169)	(12,527)
Interest Expense	(494)	(2,096)	—	(788)	(3,378)

(Loss) Earnings Before Income Tax	$(370)	$498	$(365)	$(536)	$(773)

	For the Three Months Ended June 30, 2001

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$56,163	$4,110	$23,621	$61	$83,955
Cost of Sales	(48,201)	153	(21,682)	—	(69,730)
Selling, General & Administrative Expenses	(5,589)	(2,518)	(559)	(602)	(9,268)
Interest Expense	—	(1,591)	—	—	(1,591)

Earnings (Loss) Before Income Tax	$2,373	$154	$1,380	$(541)	$3,366

(I)  GOODWILL

     The Partnership’s International Home Building segment carries all of the Partnership’s goodwill. The carrying amount of goodwill was $29.9 million and $27.8 million at June 30, 2002 and March 31, 2002, respectively. The increase during the three months ended June 30, 2002 reflects the impact of foreign currency translation adjustments.

(J)  DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on its debt obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Partnership has entered into an interest rate swap agreement, designated as a cash flow hedge, on a portion of its debt. The swap agreement is recorded at its fair value in Other Assets in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivative are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings. During the three months ended June 30, 2002, there was no hedge ineffectiveness related to this derivative.

     This swap expires in March 2004. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. As of June 30, 2002, the Accumulated Other Comprehensive Income was $215 thousand ($154 thousand net of tax).

(K)  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for the Companies beginning April 1, 2002.

     Due to the adoption of SFAS 144, the Companies now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included in discontinued operations on the statements of operations. Those assets identified as held for sale prior to April 1, 2002, and any such assets sold subsequent to March 31, 2002, are reported in continuing operations.

(L)  INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $19.7 million as of June 30, 2002 and $16.1 million as of March 31, 2002. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $2.3 million as of June 30, 2002.

(M)  COMMITMENTS AND CONTINGENCIES

     As of June 30, 2002, the Partnership had remaining commitments of approximately $39.5 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, the Partnership, in some instances, also has issued demand notes made payable to its subsidiaries of up to 20% of the construction loan commitment amount. The subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of June 30, 2002, the Partnership had issued demand notes totaling $1.6 million. In some instances, the Partnership has also executed partial recourse payment guarantees.

     Subsidiaries of the Partnership have also obtained demand notes or letters of credit from Centex for up to 10% of the construction loan commitment amount. These demand notes or letters of credit have been pledged or endorsed to the lenders as additional collateral on the construction loans, and may be called only in the event of an uncured default by the Partnership. This additional collateral totals approximately $1.7 million as of June 30, 2002.

(N)  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the June 30, 2002 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     On a combined basis, our revenues were $90.3 million for the three months ended June 30, 2002, a 7.6% increase over $84.0 million for the same period last year. The revenue increase is primarily related to Corporate-Other’s sale of residential lots to Centex Homes and an increase in International Home Building’s average unit sales price. However, the revenue increase was offset by a decline in units closed by International Home Building and a decline in Multi-Family Communities’ sales revenues. Revenues from residential lot sales, multi-family project sales and commercial project sales can vary significantly from period to period.

     Our operating loss for the three months ended June 30, 2002 was $0.8 million compared to operating earnings of $3.4 million for the same period last year, and our net loss was $0.3 million compared to net earnings of $3.1 million for the same period last year. The decline in operating earnings and net earnings is primarily related to a decline in International Home Building’s closings and operating margins, together with an increase in general and administrative expenses.

     Any reference herein to we, us or our includes 3333 Holding Company and subsidiary and Centex Development Company, L.P. and subsidiaries.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the three months ended June 30, 2002 compared to the same period last year (dollars in thousands, except per unit data):

	For the Three Months Ended June 30,

	2002		2001

Revenues — Home Building	$61,000	100.0%	$56,163	100.0%
Cost of Sales — Home Building	(53,765)	(88.1%)	(48,201)	(85.8%)
General and Administrative Expenses	(7,111)	(11.7%)	(5,589)	(10.0%)

Operating Earnings	124	0.2%	2,373	4.2%
Interest	(494)	(0.8%)	—	—

(Loss) Earnings Before Taxes	$(370)	(0.6%)	$2,373	4.2%

Units Closed	269		299
% Change	(10.0%)		(0.3%)
Unit Sales Price	$226,766		$187,836
% Change	20.7%		(12.2%)
Operating Earnings Per Unit	$461		$7,936
% Change	(94.2%)		263.5%

     International Home Building’s revenues for the three months ended June 30, 2002 increased by $4.8 million from revenues for the same period last year. This increase is comprised of $10.4 million from an increase in the average unit sales price, offset by $5.6 million from a decrease in units closed. Home sales totaled 269 units during the three months ended June 30, 2002, compared to 299 units during the same period in the preceding year, representing a 10.0% decrease. International Home Building’s cost of sales increased 2.3% as a percentage of revenues compared to the same period last year, primarily due to under-absorption of certain fixed costs resulting from the decline in unit closings, cost overruns, write-offs of costs associated with failed land acquisitions and increases in labor costs caused by a shortage of skilled labor.

     International Home Building’s general and administrative expenses increased 1.7% as a percentage of revenues compared to the same period last year, primarily due to the addition of personnel.

     International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period, except for significant, non-recurring transactions that are translated at the rate in effect as of the date of the transaction. The average exchange rate used for translation was 1.46 and 1.42 for the quarters ending June 30, 2002 and 2001, respectively, representing an increase of 2.8%.

     The backlog of homes sold but not closed at June 30, 2002 was 731 units, 69.2% more than the 432 units at the same point in the preceding year.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the three months ended June 30, 2002, compared to the same period last year (dollars and square feet in thousands):

	For the Three Months Ended
	June 30,

	2002	2001

Sales Revenues	$725	$—
Rental Income and Other Revenues	5,762	4,110
Cost of Sales	(275)	153
Selling, General and Administrative Expense	(2,664)	(1,767)
Interest	(2,096)	(1,591)

Operating Earnings before Depreciation	1,452	905
Depreciation	(954)	(751)

Operating Earnings	$498	$154

Operating Square Footage at June 30	2,626	1,664

Commercial Development’s operations during the three months ended June 30, 2002 included:

•	sale of a 0.9 acre pad site at the Vista Ridge retail project in Lewisville, Texas; and
•	completion of a 40,000 square foot office project in Lewisville, Texas.

     Sales revenues and cost of sales for the three months ended June 30, 2002 reflect the sale of the pad site referred to above. Rental income and other revenues; selling, general and administrative expenses; interest expense and depreciation increased for the three months ended June 30, 2002 compared to the same period in the preceding year as a result of the addition of 962,000 square feet of operating properties.

	For the Three Months Ended June 30,

	2002		2001

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties
Industrial	2,024	92.4%	1,168	94.9%
Office/Medical	602	84.2%	496	94.2%

	2,626	90.5%	1,664	94.7%

	(000's)	(000's)
	Rentable	Rentable
	Sq. Ft.	Sq. Ft.

Projects Under Construction
Industrial	308	597
Office/Medical	—	55
Retail	194	—

	502	652

MULTI-FAMILY COMMUNITIES

     The following summarizes the results of Multi-Family Communities for the three months ended June 30, 2002, compared to the same period last year (dollars in thousands):

	For the Three Months Ended June 30,

	2002	2001

Revenues	$342	$23,621
Cost of Sales	(78)	(21,682)
Selling, General and Administrative Expenses	(629)	(559)

Operating (Loss) Earnings	$(365)	$1,380

     During the three months ended June 30, 2002, Multi-Family Communities’ revenues consisted of development fees and an earn-out payment related to the prior sale of a 382-unit rental apartment complex in St. Petersburg, Florida. During the three months ended June 30, 2001, Multi-Family Communities closed on the sale of a 400-unit rental apartment complex in Grand Prairie, Texas. Selling, general and administrative expenses increased 12.5% primarily due to an increase in personnel costs.

     As of June 30, 2002, Multi-Family Communities owns 984 rental apartment units under construction in Florida and Texas and is developing an additional 734 rental apartment units in Texas for unaffiliated owners.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other for the three months ended June 30, 2002, compared to the same period last year (dollars in thousands):

	For the Three Months Ended
	June 30,

	2002	2001

Revenues	$22,506	$61
Cost of Sales	(21,085)	—
Selling, General and Administrative Expenses	(1,169)	(602)
Interest Expense	(788)	—

Operating Loss	$(536)	$(541)

     Our Corporate-Other segment acquires and disposes of land and other assets that are not identified with another specific business segment. Revenues for the quarter ended June 30, 2002 included $22.5 million, primarily related to the sale of residential lots to Centex Homes, and $28 thousand in interest income. Cost of sales for the quarter ended June 30, 2002 related to the sale of residential lots to Centex Homes. Revenues for the quarter ended June 30, 2001 included $53 thousand in interest income and $8 thousand in other income. Selling, general and administrative expenses increased 94.2% primarily due to the addition of internal legal and marketing personnel and increased real estate taxes related to residential lots subject to option agreements with Centex Homes. Interest expense for the quarter ended June 30, 2002 also relates to these residential lots.

LIQUIDITY AND CAPITAL RESOURCES

     We finance land acquisition and development activities primarily from financial institution borrowings, equity contributions from third-party investors in project-specific joint ventures, seller financing, issuance of Class C limited partnership units to Centex affiliates and cash flow from operations, which is comprised largely of proceeds from the sale of real estate and operating projects.

     We typically finance properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $76.5 million at June 30, 2002. As properties are completed, we either sell the properties or refinance the properties with long-term fixed-rate debt. In both instances, the proceeds are used to repay the short-term borrowings. Under the terms of various construction loan agreements, we are required to maintain certain minimum liquidity and net worth levels. At June 30, 2002, we were in compliance with these covenants.

     Permanent commercial project loans outstanding at June 30, 2002 totaled $76.1 million compared to $75.2 million at June 30, 2001. The project loans are collateralized by completed commercial properties and have original terms ranging from ten to twenty-two years with fixed interest rates ranging from 6.92% to 8.72%.

     No new seller-financed land loans were obtained during the quarter ended June 30, 2002, while a $32.0 million seller-financed land loan was obtained during the quarter ended June 30, 2001. Outstanding balances on seller-financed loans at June 30, 2002 totaled $42.9 million, with terms of up to three years and fixed interest rates ranging from 8.00% to 14.00%.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. The term of this facility expires in fiscal 2004. Advances under this facility totaled £67.0 million, or $102.7 million, at June 30, 2002. Under the terms of this facility, Fairclough is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2002, Fairclough was in compliance with all of these covenants.

     We believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, the sale and permanent financing of development projects and issuance of Class C units will be sufficient to provide the necessary funding for their current and future needs.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct certain operations through our participation in joint ventures in which we hold less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $19.7 million as of June 30, 2002 and $16.1 million as of March 31, 2002. Our liability for the obligations of these non-consolidated joint ventures is limited to approximately $2.3 million as of June 30, 2002.

Letters of Credit, Guarantees and Leases

     At June 30, 2002 we had outstanding performance bonds and bank guarantees of $27.6 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by our subsidiaries, we are often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, we, in some instances, also have issued demand notes made payable to our subsidiaries of up to 20% of the construction loan commitment amount. Our subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of June 30, 2002, we had issued demand notes totaling $1.6 million. In some instances, we have also executed partial recourse payment guarantees. At June 30, 2002, our subsidiaries had outstanding letters of credit of $0.7 million that primarily relate to development obligations of Multi-Family Communities.

     We expect that our subsidiaries will satisfy their loan and other contractual obligations in the ordinary course of business and in accordance with applicable contractual terms. As that occurs, our liability exposure will be decreased and, eventually, we will not have any continuing obligations with respect to these projects.

     We have no material capital or operating leases.

FORWARD-LOOKING STATEMENTS

The Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates, or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in these forward-looking statements. The principal risks and uncertainties that may affect the actual performance and results of operations of the Companies include the following:

•	general economic conditions and interest rates in the United States and the United Kingdom;
•	the cyclical nature of the businesses of the Companies;
•	adverse weather;
•	changes in property taxes;
•	changes in federal income tax laws;
•	governmental regulation;
•	changes in governmental and public policy;
•	changes in economic conditions specific to any one or more of the markets and businesses of the Companies;
•	competition;
•	availability of raw materials; and
•	unexpected operations difficulties.

     Other risks and uncertainties may also affect the outcome of the actual performance and results of operations of the Companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Companies’ market risk from March 31, 2002. For further information regarding the Companies’ market risk, refer to the Companies’ Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Part II. Other Information

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(3)	Exhibits

None.

(4)	Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION

Registrant

August 12, 2002	/s/ Stephen M. Weinberg

Stephen M. Weinberg Director, President and Chief Executive Officer (principal executive officer)

August 12, 2002	/s/ Todd D. Newman

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

CENTEX DEVELOPMENT COMPANY, L.P.

Registrant By 3333 Development Corporation General Partner

August 12, 2002	/s/ Stephen M. Weinberg

Stephen M. Weinberg Director, President and Chief Executive Officer (principal executive officer)

August 12, 2002	/s/ Todd D. Newman

Todd D. Newman Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)