Form 10-Q
period 2002-12-31
CENTEX CORP; CENTEX DEVELOPMENT CO LP; 3333 HOLDING CORP
filed 2003-02-14
CIK 18532, 818764, 818762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

December 31, 2002

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

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on January 31, 2003:

Centex Corporation 3333 Holding Corporation Centex Development Company, L.P. Centex Development Company, L.P.	Common Stock Common Stock Class A Units of Limited Partnership Interest Class C Units of Limited Partnership Interest	61,723,598 shares 1,000 shares 32,260 units 208,330 units

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

December 31, 2002

Centex Corporation and Subsidiaries

i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

ii

Part I. Financial Information

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,

	2002	2001

Revenues
Home Building	$1,468,459	$1,210,759
Financial Services	223,078	182,800
Construction Products	119,089	112,750
Construction Services	411,132	321,357
Investment Real Estate	25,785	9,730
Other	57,329	57,088

	2,304,872	1,894,484

Costs and Expenses
Home Building	1,296,832	1,076,248
Financial Services	172,893	149,446
Construction Products	93,316	91,353
Construction Services	401,782	312,254
Investment Real Estate	5,705	5,137
Other	56,096	54,674
Corporate General and Administrative	13,755	13,326
Interest Expense	33,545	28,046
Minority Interest	8,065	6,065

	2,081,989	1,736,549

Earnings Before Income Taxes	222,883	157,935
Income Taxes	66,999	61,790

Net Earnings	$155,884	$96,145

Earnings Per Share
Basic	$2.58	$1.59

Diluted	$2.50	$1.54

Average Shares Outstanding
Basic	60,447,468	60,554,328
Dilutive Securities:
Options	1,475,421	1,460,920
Convertible Debenture and Restricted Stock	544,776	414,324

Diluted	62,467,665	62,429,572

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,

	2002	2001

Revenues
Home Building	$3,855,692	$3,420,641
Financial Services	608,437	511,366
Construction Products	383,857	359,718
Construction Services	1,163,593	971,786
Investment Real Estate	39,086	57,053
Other	181,831	166,698

	6,232,496	5,487,262

Costs and Expenses
Home Building	3,438,395	3,065,032
Financial Services	497,371	423,581
Construction Products	303,609	302,848
Construction Services	1,136,962	947,904
Investment Real Estate	9,673	21,071
Other	182,270	161,274
Corporate General and Administrative	40,836	37,552
Interest Expense	84,280	84,630
Minority Interest	25,448	15,135

	5,718,844	5,059,027

Earnings Before Income Taxes	513,652	428,235
Income Taxes	154,404	163,485

Net Earnings	$359,248	$264,750

Earnings Per Share
Basic	$5.91	$4.38

Diluted	$5.71	$4.26

Average Shares Outstanding
Basic	60,829,409	60,433,456
Dilutive Securities:
Options	1,697,600	1,369,122
Convertible Debenture and Restricted Stock	541,894	408,250

Diluted	63,068,903	62,210,828

Cash Dividends Per Share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	December 31, 2002*	March 31, 2002

Assets
Cash and Cash Equivalents	$56,717	$219,716
Restricted Cash	130,665	106,270
Receivables -
Residential Mortgage Loans Held for Investment, net	4,220,812	3,279,450
Residential Mortgage Loans Held for Sale	211,729	241,793
Construction Contracts	251,591	221,705
Trade, including Notes of $37,151 and $30,908	394,176	345,311
Inventories -
Housing Projects	3,348,354	2,513,168
Land Held for Development and Sale	104,099	85,997
Construction Products	53,333	54,220
Other	27,607	25,626
Investments -
Centex Development Company, L.P.	299,475	269,178
Joint Ventures and Other	94,437	94,609
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	708,745	720,285
Other Assets -
Deferred Income Taxes	39,032	76,167
Goodwill	334,357	349,712
Mortgage Securitization Residual Interest	111,132	125,272
Deferred Charges and Other, net	232,107	256,976

	$10,618,368	$8,985,455

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,510,488	$1,438,613
Debt -
Non-Financial Services	1,984,518	1,791,752
Financial Services	4,499,303	3,485,027
Payables to Affiliates	—	—
Minority Stockholders’ Interest	169,030	153,290
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 100,000,000 Shares; Outstanding 60,567,004 and 61,171,149 Shares	15,416	15,348
Capital in Excess of Par Value	88,562	72,446
Unamortized Value of Restricted Stock	(2,641)	(2,408)
Retained Earnings	2,402,841	2,050,902
Treasury Stock, at cost; 1,096,769 and 221,854 Shares	(45,040)	(6,559)
Accumulated Other Comprehensive Loss	(4,109)	(12,956)

Total Stockholders’ Equity	2,455,029	2,116,773

	$10,618,368	$8,985,455

See Notes to Consolidated Financial Statements.
*Unaudited

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex Corporation **		Financial Services

December 31, 2002*	March 31, 2002	December 31, 2002*	March 31, 2002

$40,204	$192,591	$16,513	$27,125
9,186	4,760	121,479	101,510

—	—	4,220,812	3,279,450
—	—	211,729	241,793
251,591	221,705	—	—
194,890	197,613	199,286	147,698

3,348,354	2,513,168	—	—
104,099	85,997	—	—
53,333	54,220	—	—
22,238	22,186	5,369	3,440

299,475	269,178	—	—
94,437	94,609	—	—
364,317	498,117	—	—
666,818	672,165	41,927	48,120

(41,592)	(3,456)	80,624	79,623
317,542	332,897	16,815	16,815
—	—	111,132	125,272
156,874	179,810	75,233	77,166

$5,881,766	$5,335,560	$5,100,919	$4,148,012

$1,275,182	$1,275,720	$235,306	$162,893

1,984,518	1,791,752	—	—
—	—	4,499,303	3,485,027
—	—	2,765	187,764
167,037	151,315	1,993	1,975

—	—	—	—

15,416	15,348	1	1
88,562	72,446	200,467	202,671
(2,641)	(2,408)	—	—
2,402,841	2,050,902	182,380	116,748
(45,040)	(6,559)	—	—
(4,109)	(12,956)	(21,296)	(9,067)

2,455,029	2,116,773	361,552	310,353

$5,881,766	$5,335,560	$5,100,919	$4,148,012

**	In the supplemental data presented above, “Centex Corporation” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	For the Nine Months Ended December 31,

	2002	2001

Cash Flows — Operating Activities
Net Earnings	$359,248	$264,750
Adjustments
Depreciation, Depletion and Amortization	71,769	66,470
Provision for Losses on Residential Mortgage Loans Held for Investment	25,466	11,254
Deferred Income Tax Provision (Benefit)	35,388	(923)
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(28,319)	(25,816)
Minority Interest, Net of Taxes	16,925	10,066
(Increase) Decrease in Restricted Cash	(24,395)	(21,313)
(Increase) Decrease in Receivables	(72,503)	57,266
Decrease (Increase) in Residential Mortgage Loans Held for Sale	30,064	(8,956)
Increase in Housing Projects and Land Held for Development and Sale Inventories	(860,172)	(610,671)
Decrease (Increase) in Construction Products and Other Inventories	29,920	(7,322)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	56,570	31,890
Decrease (Increase) in Other Assets, net	37,151	(103,100)
Increase (Decrease) in Payables to Affiliates	—	—
Other, net	(1,185)	329

	(324,073)	(336,076)

Cash Flows — Investing Activities
Increase in Residential Mortgage Loans Held for Investment	(992,261)	(1,226,767)
Decrease (Increase) in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	27,805	(29,576)
Purchases of Property and Equipment, net	(50,906)	(49,825)

	(1,015,362)	(1,306,168)

Cash Flows — Financing Activities
Increase in Short-Term Debt, net	623,855	886,824
Non-Financial Services
Issuance of Long-Term Debt	305,721	658,330
Repayment of Long-Term Debt	(261,686)	(674,734)
Financial Services
Issuance of Long-Term Debt	1,262,654	1,055,525
Repayment of Long-Term Debt	(723,502)	(315,191)
Proceeds from Stock Option Exercises and Other	15,184	34,718
Purchase of Treasury Stock	(38,481)	(6,582)
Dividends Paid	(7,309)	(7,277)
Dividends Received from (Paid to) Affiliate	—	—

	1,176,436	1,631,613

Net (Decrease) Increase in Cash and Cash Equivalents	(162,999)	(10,631)
Cash and Cash Equivalents at Beginning of Period	219,716	57,752

Cash and Cash Equivalents at End of Period	$56,717	$47,121

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex Corporation **		Financial Services

For the Nine Months Ended December 31,		For the Nine Months Ended December 31,

2002	2001	2002	2001

$258,616	$208,760	$100,632	$55,990

59,514	54,773	12,255	11,697
—	—	25,466	11,254
32,707	15,357	2,681	(16,280)

(28,319)	(25,816)	—	—
16,925	10,066	—	—
(4,426)	1,010	(19,969)	(22,323)
(20,915)	97,976	(51,588)	(40,710)
—	—	30,064	(8,956)

(860,172)	(610,671)	—	—
6,416	4,897	23,504	(12,219)
(3,614)	(1,024)	60,184	32,914
26,066	(83,788)	11,085	(19,312)
178,884	(42,923)	(178,884)	42,923
(1,203)	98	18	231

(339,521)	(371,285)	15,448	35,209

—	—	(992,261)	(1,226,767)

27,805	(29,576)	—	—
(40,035)	(45,152)	(10,871)	(4,673)

(12,230)	(74,728)	(1,003,132)	(1,231,440)

148,731	402,812	475,124	484,012

305,721	658,330	—	—
(261,686)	(674,734)	—	—

—	—	1,262,654	1,055,525
—	—	(723,502)	(315,191)
17,388	32,638	(2,204)	2,080
(38,481)	(6,582)	—	—
(7,309)	(7,277)	—	—
35,000	28,000	(35,000)	(28,000)

199,364	433,187	977,072	1,198,426

(152,387)	(12,826)	(10,612)	2,195
192,591	45,987	27,125	11,765

$40,204	$33,161	$16,513	$13,960

**	In the supplemental data presented above, “Centex Corporation” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002
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

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     The following tables provide supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Cash Paid for Interest	$26,285	$26,672	$92,281	$89,137

Net Cash Paid for Taxes	$61,314	$79,738	$143,596	$135,650

     Interest expense relating to the Financial Services segment is included in its costs and expenses. Interest expense related to segments other than Financial Services is included as a separate line item on the Statements of Consolidated Earnings.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Total Interest Incurred	$82,181	$70,988	$241,443	$211,812
Interest Capitalized	(15,160)	(12,214)	(52,157)	(36,012)
Capitalized Interest Relieved to Expense	12,537	9,964	31,341	25,315
Less — Financial Services	(46,013)	(40,692)	(136,347)	(116,485)

Interest Expense, net	$33,545	$28,046	$84,280	$84,630

(C) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in	Value of		Treasury	Other
			Excess of	Restricted	Retained	Stock at	Comprehensive
	Shares	Amount	Par Value	Stock	Earnings	Cost	(Loss) Income	Total

Balance, March 31, 2002	61,171	$15,348	$72,446	$(2,408)	$2,050,902	$(6,559)	$(12,956)	$2,116,773
Issuance of Restricted Stock	20	5	995	(1,000)	—	—	—	—
Amortization of Restricted Stock	—	—	—	767	—	—	—	767
Exercise of Stock Options	251	63	9,597	—	—	—	—	9,660
Cash Dividends	—	—	—	—	(7,309)	—	—	(7,309)
Purchase of Common Stock for Treasury	(875)	—	—	—	—	(38,481)	—	(38,481)
Net Earnings	—	—	—	—	359,248	—	—	359,248
Unrealized Loss on Hedging Instruments	—	—	—	—	—	—	(13,509)	(13,509)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	23,517	23,517
Other	—	—	5,524	—	—	—	(1,161)	4,363

Balance, December 31, 2002	60,567	$15,416	$88,562	$(2,641)	$2,402,841	$(45,040)	$(4,109)	$2,455,029

(D) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment, including real estate owned, consisted of the following:

	December 31, 2002	March 31, 2002

Residential Mortgage Loans Held for Investment	$4,247,966	$3,293,556
Allowance for Losses on Residential Mortgage Loans Held for Investment	(27,154)	(14,106)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$4,220,812	$3,279,450

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Balance at Beginning of Period	$21,143	$6,314	$14,106	$2,814
Provision for Losses	11,910	5,463	25,466	11,254
Recoveries on Loans Charged Off	34	34	85	40
Losses Sustained	(5,933)	(1,992)	(12,503)	(4,289)

Balance at End of Period	$27,154	$9,819	$27,154	$9,819

(E) GOODWILL

     A summary of changes in goodwill by segment for the nine months ended December 31, 2002 is presented below:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2002	$84,151	$16,815	$41,088	$1,007	$206,651	$349,712
Goodwill Acquired	—	—	—	—	3,591	3,591
Sale of Chemical Lawn Care Operations	—	—	—	—	(17,393)	(17,393)
Other	—	—	(891)	—	(662)	(1,553)

Balance as of December 31, 2002	$84,151	$16,815	$40,197	$1,007	$192,187	$334,357

     Goodwill for the Other segment at December 31, 2002 includes $69.0 million related to the Company’s manufactured housing operations, $71.6 million related to the Company’s home services operations and $51.6 million related to the Company’s investment in Construction Products.

(F) INDEBTEDNESS

Short-term Debt

     Balances of short-term debt were:

	December 31, 2002					March 31, 2002

	Centex			Financial		Centex			Financial
	Corporation			Services		Corporation			Services

Financial Institutions	$23,456	*		$227,164		$18,630	*		$212,042
Commercial Paper	143,905			—		—			—
Secured Liquidity Notes	—			562,585	**	—			102,583	**

	$167,361			$789,749		$18,630			$314,625

Consolidated Short-term Debt			$957,110					$333,255

* Debt relates entirely to Construction Products.
** Debt relates entirely to Harwood Street Funding II, L.L.C.

     The Company borrows on a short-term basis from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rates of balances outstanding at December 31, 2002 and March 31, 2002 were 1.7% and 2.4%, respectively.

Long-term Debt

     Balances of long-term debt were:

	December 31,	March 31,
	2002	2002

Non-Financial Services:
Medium-Term Note Programs, 2.10% to 7.95%, due through 2007	$286,000	$418,000
Long-Term Notes, 5.46% to 9.75%, due through 2012	1,208,063	962,892
Other Indebtedness, 1.38% to 10.00%, due through 2027	123,534	192,753
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,882	99,845
Subordinated Debentures, 8.75%, due in 2007	99,678	99,632

	1,817,157	1,773,122

Financial Services:
Home Equity Loans Asset-Backed Certificates, 2.39% to 8.48%, due through 2032	3,659,554	3,120,402
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2007	50,000	50,000

	3,709,554	3,170,402

Total	$5,526,711	$4,943,524

     Maturities of Non-Financial Services and Financial Services long-term debt during the next five years ending March 31 are:

	Non-Financial	Financial
	Services	Services	Total

2003	$10,218	$264,795	$275,013
2004	102,582	931,570	1,034,152
2005	35,170	717,490	752,660
2006	340,404	545,268	885,672
2007	290,590	548,328	838,918
Thereafter	1,038,193	702,103	1,740,296

	$1,817,157	$3,709,554	$5,526,711

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $3.7 billion at December 31, 2002 and has no recourse to Home Equity or Centex Corporation. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. As is common in these structures, Home Equity remains liable for customary loan representations.

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

     Under the Company’s debt covenants, Centex is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2002, the Company was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of December 31, 2002 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000

Construction Products
Senior Revolving Credit Facility	175,000	91,409	(2)
Annually Renewable Commercial Paper Conduit	50,000	26,544	(2)

	985,000	877,953

Financial Services
Unsecured Credit Facilities	125,000	40,000	(3)
Secured Credit Facilities	405,000	262,835	(4)
Harwood Street Funding II, L.L.C. Facility	1,000,000	387,415

	1,530,000	690,250

	$2,515,000	$1,568,203	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of December 31, 2002, there were no borrowings under this backup facility, and the Company’s $600 million commercial paper program had $144 million outstanding. There have been no borrowings under this facility since inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2003.

(3)	Centex Corporation, CTX Mortgage Company, L.L.C. (“CTX Mortgage”) and Centex Home Equity Company L.L.C. (“Home Equity”), on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $250 million of committed secured credit facilities to finance mortgage inventory. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I.

(5)	The amount of available capacity includes $100 million of uncommitted borrowings as of December 31, 2002. Although the Company believes that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to the Company or its subsidiaries if and when requested to do so.

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

HSF-II obtains funds through the sale of five year subordinated notes that are rated BBB by Standard & Poor’s (“S&P”), Baa2 by Moody’s Investors Service (“Moody’s”), and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

Harwood Street Funding I, L.L.C.

     CTX Mortgage finances its inventory of mortgage loans held for sale principally through sales of Jumbo “A” and conforming loans to Harwood Street Funding I, L.L.C. (“HSF-I”), an unaffiliated entity established in 1999 that is not consolidated with Financial Services or Centex, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in September 2004 and November 2005, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.5 billion.

     HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. These termination events primarily relate to events of default under, or other failure to comply with, the provisions, including loan portfolio limitations, of the agreements that govern the mortgage loan warehouse program but also include a downgrade in Centex Corporation’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it would draw on existing credit facilities currently held in addition to HSF-I. In addition, it might need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interest of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance of obligations of CTX Mortgage, in its capacity as servicer, is guaranteed by Centex. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks and non-credit related market risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, Centex effectively bears all interest rate risks and non-credit related market risks that are the subject of the Harwood Swap. Centex is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of December 31, 2002, HSF-I owned $2.1 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $2.0 billion of outstanding securitized term debt and $114.0 million of outstanding subordinated certificates. Centex does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, Centex retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. CTX Mortgage’s obligation to repurchase such loans is guaranteed by Centex Corporation. During the nine months ended December 31, 2002, CTX Mortgage sold $7.5 billion of mortgage loans to HSF-I.

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

     The Partnership is authorized to issue three classes of limited partnership interest. Centex Corporation indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of December 31, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $57.7 million. The Partnership has made no preference payments since fiscal 1998.

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

Supplementary Condensed Combined Balance Sheets of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	December 31,	March 31,
	2002	2002

Assets
Cash and Cash Equivalents	$88,567	$242,254
Restricted Cash	130,665	106,270
Receivables	5,087,512	4,066,401
Inventories	4,147,327	3,283,719
Investments in Joint Ventures and Other	98,479	99,962
Property and Equipment, net	712,164	723,497
Other Assets	773,493	862,580

	$11,038,207	$9,384,683

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,632,300	$1,546,334
Short-term Debt	1,202,684	545,789
Long-term Debt	5,577,949	5,020,116
Minority Stockholders’ Interest	170,245	155,671
Stockholders’ Equity	2,455,029	2,116,773

	$11,038,207	$9,384,683

Supplementary Condensed Combined Statements of Earnings of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Nine Months
	Ended December 31,

	2002	2001

Revenues	$6,546,023	$5,740,840
Costs and Expenses	6,030,875	5,311,660

Earnings Before Income Taxes	515,148	429,180
Income Taxes	155,900	164,430

Net Earnings	359,248	264,750
Other Comprehensive Income (Loss)	8,847	(6,266)

Comprehensive Income	$368,095	$258,484

(H) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these non-consolidated joint ventures was $94.4 million and $94.6 million at December 31, 2002 and March 31, 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $213.3 million at December 31, 2002 and $144.6 million at March 31, 2002. The Company’s liability with respect to this debt, based on its ownership percentage of the related joint ventures, is limited to approximately $35.4 million and $27.9 million at December 31, 2002 and March 31, 2002, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At December 31, 2002 and March 31, 2002, the Company was not liable for any of this debt.

     In order to ensure the future availability of land for homebuilding, the Company has deposited or invested with third parties $85.7 million, as of December 31, 2002, as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $1.8 billion. These options include amounts related to agreements with the Partnership, as discussed in Note (M), “Related Party Transactions,” below. These options, which do not contain performance requirements from the Company, expire at various dates through the year 2007.

     In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, building sales, commercial construction and mortgage loan originations that may be affected by the Financial Accounting Standards Board’s recent issuance of Interpretation No. 45. Based on historical evidence, the Company does not believe that any of these representations, warranties or guarantees would result in a material effect on our consolidated financial condition or operations. See further discussion on our warranty liability below. See further discussion of Interpretation No. 45 in Note (N), “Recent Accounting Pronouncements.”

     Centex Homes offers a ten-year limited warranty for most homes constructed and sold in the United States. The warranty covers defects in materials or workmanship in the first year of the home and certain designated components or structural elements of the home in the second through tenth years. In California, effective January 1, 2003, Centex Homes will follow the statutory provisions of Senate Bill 800 rather than issue a specific warranty. Centex Homes estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Centex Homes’ warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Centex Homes periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Centex Homes’ contractual warranty liability during the period are as follows:

Balance as of March 31, 2002	$15,097
Warranties Issued	12,790
Settlements Made	(14,184)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(487)

Balance as of December 31, 2002	$13,216

(I) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and nine months ended December 31, 2002 and 2001 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Net Earnings	$155,884	$96,145	$359,248	$264,750
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	5,909	(3,006)	23,517	5,828
Unrealized Loss on Hedging Instruments	(1,567)	(3,148)	(13,509)	(12,361)
Other	277	171	(1,161)	267

Comprehensive Income	$160,503	$90,162	$368,095	$258,484

     The Foreign Currency Translation Adjustments are primarily the result of Centex’s investment in the Partnership. For additional information on the Partnership and subsidiaries, see their separate financial statements included elsewhere in the Report. The Unrealized Loss on Hedging Instruments represents the deferral in Other Comprehensive Income of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (L), “Derivatives and Hedging.”

(J)  BUSINESS SEGMENTS

     The Company operates in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $299.5 million as of December 31, 2002) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of single-family and multi-family homes.

Financial Services

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by Centex subsidiaries and others. Financial Services’ revenues include interest income of $90.7 million and $73.9 million for the three months and $257.1 million and $188.1 million for the nine months ended December 31, 2002 and 2001, respectively.

     Substantially all of Centex’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is primarily comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 65.1% of Centex Construction Products, Inc. at December 31, 2002 and 65.2% at December 31, 2001. Construction Products’ results are shown before minority interest in the table presented below.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.4 million and $1.8 million for the three months and $4.2 million and $5.6 million for the nine months ended December 31, 2002 and 2001, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the table presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Under the equity method of accounting for investments, Investment Real Estate also records as revenues income or loss from its investment in the Partnership.

Other

     The Company’s manufactured housing and home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     The following are included in Other in the tables below (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Operating Earnings (Loss) from Manufactured Housing	$1.2	$0.7	$2.1	$(0.8)
Operating (Loss) Earnings from Home Services	—	1.7	(2.5)	6.2
Corporate General & Administrative Expense	(13.8)	(13.3)	(40.8)	(37.7)
Interest Expense	(33.5)	(28.0)	(84.3)	(84.6)
Minority Interest	(8.1)	(6.1)	(25.4)	(15.1)

	$(54.2)	$(45.0)	$(150.9)	$(132.0)

	For the Three Months Ended December 31, 2002
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$1,468.5	$223.1	$119.1	$411.1	$25.8	$57.3	$2,304.9
Cost of Sales	(1,083.9)	(46.0)	(91.9)	(385.0)	(3.8)	(37.2)	(1,647.8)
Selling, General & Administrative Expenses	(213.0)	(126.9)	(1.4)	(16.7)	(1.9)	(74.3)	(434.2)

Earnings (Loss) Before Income Tax	$171.6	$50.2	$25.8 *	$9.4	$20.1	$(54.2)	$222.9

	For the Three Months Ended December 31, 2001
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$1,210.8	$182.8	$112.7	$321.4	$9.7	$57.1	$1,894.5
Cost of Sales	(898.3)	(40.7)	(90.0)	(296.8)	(1.3)	(35.3)	(1,362.4)
Selling, General & Administrative Expenses	(178.0)	(108.7)	(1.3)	(15.5)	(3.8)	(66.8)	(374.1)

Earnings (Loss) Before Income Tax	$134.5	$33.4	$21.4 *	$9.1	$4.6	$(45.0)	$158.0

	For the Nine Months Ended December 31, 2002
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$3,855.7	$608.4	$383.9	$1,163.6	$39.1	$181.8	$6,232.5
Cost of Sales	(2,843.5)	(136.3)	(299.5)	(1,086.7)	(3.8)	(116.2)	(4,486.0)
Selling, General & Administrative Expenses	(594.9)	(361.0)	(4.2)	(50.3)	(5.9)	(216.5)	(1,232.8)

Earnings (Loss) Before Income Tax	$417.3	$111.1	$80.2 *	$26.6	$29.4	$(150.9)	$513.7

	For the Nine Months Ended December 31, 2001
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$3,420.6	$511.4	$359.7	$971.8	$57.1	$166.7	$5,487.3
Cost of Sales	(2,539.3)	(116.5)	(299.0)	(904.1)	(11.2)	(104.6)	(3,974.7)
Selling, General & Administrative Expenses	(525.7)	(307.1)	(3.8)	(43.8)	(9.9)	(194.1)	(1,084.4)

Earnings (Loss) Before Income Tax	$355.6	$87.8	$56.9 *	$23.9	$36.0	$(132.0)	$428.2

* Before Minority Interest

(K) INCOME TAXES

     Income tax expense for the Company increased from $61.8 million to $67.0 million and the effective tax rate decreased from 39.1% to 30.1% for the three months ended December 31, 2001 and 2002, respectively. Income tax expense also decreased from $163.5 million to $154.4 million and the effective tax rate decreased from 38.2% to 30.1% for the nine months ended December 31, 2001 and 2002, respectively. The decrease in the effective tax rate is primarily the result of the expected utilization of net operating loss carryforwards during fiscal 2003.

(L) DERIVATIVES AND HEDGING

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

     Centex Corporation and Construction Products each have interest rate swap agreements that, in effect, fix the variable interest rate on a portion of their outstanding debt at December 31, 2002. During the three and nine months ended December 31, 2002, there was no hedge ineffectiveness related to these derivatives. These swaps expire at varying times through October 2005. Amounts to be received or paid under the swap agreements are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at December 31, 2002 related to these derivatives, the Company would estimate increases in interest incurred over the next 12 months to be approximately $2 million. As of December 31, 2002, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $4.5 million ($2.9 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Loss and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. During the three and nine months ended December 31, 2002, there was no hedge ineffectiveness related to these interest rate swaps. These swaps expire at varying times through October 2005. Based on the balance in Accumulated Other Comprehensive Loss at December 31, 2002 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately $9 million. As of December 31, 2002, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $10.5 million ($6.8 million net of tax).

     Financial Services, through CTX Mortgage, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met within the terms of the IRLCs. In order to hedge the risk of fluctuations in the value of these IRLCs and mortgage loans held by it, CTX Mortgage executes mandatory forward trades of mortgage loans and mortgage-backed securities. CTX Mortgage also uses mandatory forward trades to hedge the Company’s obligation, created through the Harwood Swap, to protect against certain interest rate risk and non-credit related market risk related to mortgage loans held by HSF-I, an unaffiliated entity that is not consolidated with Financial Services or the Company. The Company has elected not to utilize hedge accounting treatment under SFAS 133 for these derivatives. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs, mandatory forward trades and swaps are recorded as an adjustment to earnings. The net change in the estimated fair value of these derivative positions resulted in a loss of $4.0 million and $14.9 million, respectively, for the three and nine months ended December 31, 2002.

(M) RELATED PARTY TRANSACTIONS

     At December 31, 2002 and March 31, 2002, Centex Homes had $11.4 million and $9.1 million deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the nine months ended December 31, 2002, Centex Homes paid $2.6 million to the Partnership in fees and reimbursements pursuant to these agreements and $27.4 million for the purchase of residential lots. Centex Homes expects to pay an additional $32.9 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     In the last two years, Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. At December 31, 2002, all contracts were completed. At March 31, 2002, the total value of such contracts was $15.0 million, of which $5.3 million was unpaid. During the nine months ended December 31, 2002 and 2001, the Partnership paid $5.3 million and $3.3 million, respectively, to Construction Services pursuant to these contracts.

(N) RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS No. 144 on April 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable only for guarantees issued or modified after December 31, 2002. The Company does not expect the implementation of FIN 45 to have a material impact on the Company’s results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. The Company has interests in the Partnership, HSF-I and certain joint ventures that may be affected by this interpretation. The nature of these entities’ operations and the Company’s potential maximum exposure related to these entities are discussed in the financial statements of the Partnership, filed in tandem with this Report, and above in Note (F), “Indebtedness,” Note (G), “Centex Development Company, L.P.,” and Note (H), “Commitments and Contingencies.” The Company is in the process of assessing the impact, if any, FIN 46 will have on its financial statements.

     The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On April 1, 2003, the Company will adopt the fair value measurement provisions of SFAS No. 123 under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after April 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. As noted above, the Company will adopt the fair value measurement provisions of SFAS No. 123 effective April 1, 2003. SFAS No. 148 will become effective for the Company for its first interim period ending June 30, 2003.

(O) OFF-BALANCE-SHEET OBLIGATIONS

     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to reduce financing costs, improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (F), “Indebtedness,” Note (G), “Centex Development Company, L.P.,” Note (H), “Commitments and Contingencies” and Note (L), “Derivatives and Hedging.”

(P) SUBSEQUENT EVENTS

     On January 2, 2003, Centex Homes completed the previously announced acquisition of substantially all of the St. Louis and Indianapolis home building operations of The Jones Company, including approximately 5,000 controlled lots. For the twelve months ended December 31, 2002, The Jones Company delivered 733 homes at an average sales price of $260,000.

     On January 28, 2003, the Company issued $300.0 million of medium-term notes at 4.75%. The notes will mature on January 15, 2008. The proceeds from these notes were used to repay certain short-term borrowings and for general corporate purposes.

(Q) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the December 31, 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended December 31, 2002, our consolidated revenues were $2.3 billion, a 21% increase over $1.9 billion for the same period last year, and earnings before income taxes were $222.9 million, 41% higher than $157.9 million for the same period last year. For the nine months ended December 31, 2002, our consolidated revenues were $6.2 billion, a 13% increase over $5.5 billion for the same period last year, and earnings before income taxes were $513.7 million, 20% higher than $428.2 million for the same period last year. The fluctuations in our revenues and earnings before income taxes are explained below by segment. These fluctuations were largely driven by the growth of our Home Building operations.

     Net earnings for the three months ended December 31, 2002 were $155.9 million, 62% higher than $96.1 million for the same period last year. Net earnings for the nine months ended December 31, 2002 were $359.2 million, 36% higher than $264.8 million for the same period last year. The increase in net earnings is significantly higher than the increase in earnings before income taxes due to a reduction in our effective tax rate. Our effective tax rate decreased to 30.1% for the three months ended December 31, 2002 from 39.1% for the three months ended December 31, 2001. Our effective tax rate decreased to 30.1% for the nine months ended December 31, 2002 from 38.2% for the nine months ended December 31, 2002. The decrease in the effective tax rate is primarily the result of the expected utilization of net operating loss carryforwards during fiscal 2003.

     Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

HOME BUILDING

     The following summarizes results of our Home Building operations for the three and nine months ended December 31, 2002 compared to the same periods last year (dollars in millions, except per unit data):

	For the Three Months Ended December 31,

	2002		2001

Revenues	$1,468.5	100.0%	$1,210.8	100.0%
Cost of Sales	(1,083.9)	(73.8%)	(898.3)	(74.2%)
Selling, General & Administrative Expenses	(213.0)	(14.5%)	(178.0)	(14.7%)

Operating Earnings	$171.6	11.7%	$134.5	11.1%

		% Change		% Change
Units Closed	6,509	16.9%	5,567	13.8%
Unit Sales Price	$219,909	3.5%	$212,400	2.0%
Operating Earnings Per Unit	$26,368	9.1%	$24,162	17.5%
Backlog Units	12,527	32.2%	9,476	10.1%

	For the Nine Months Ended December 31,

	2002		2001

Revenues	$3,855.7	100.0%	$3,420.6	100.0%
Cost of Sales	(2,843.5)	(73.7%)	(2,539.3)	(74.2%)
Selling, General & Administrative Expenses	(594.9)	(15.5%)	(525.7)	(15.4%)

Operating Earnings	$417.3	10.8%	$355.6	10.4%

		% Change		% Change
Units Closed	17,292	9.2%	15,835	11.5%
Unit Sales Price	$217,568	2.4%	$212,445	4.6%
Operating Earnings Per Unit	$24,132	7.5%	$22,457	21.4%
Backlog Units	12,527	32.2%	9,476	10.1%

     Revenues for the three and nine months ended December 31, 2002 increased 21.3% and 12.7%, respectively, versus the same periods last year primarily due to an increase in units closed and higher unit sales prices. Units closed during the three months ended December 31, 2002 increased 16.9% from 5,567 units to 6,509 units, and the average unit sales price increased 3.5% from $212,400 to $219,909. Units closed during the nine months ended December 31, 2002 increased 9.2% from 15,835 units to 17,292 units, and the average unit sales price increased 2.4% from $212,445 to $217,568. The increase in units closed was the result of a higher number of operating neighborhoods in the current year versus last year. The increase in the unit sales price was largely driven by selling more homes in higher priced markets and higher selling prices in the Washington, D.C., Nevada and California markets.

     Cost of sales was 73.8% and 73.7% of revenues for the three and nine months ended December 31, 2002 compared to 74.2% of revenues for the same periods last year. The decrease in cost of sales as a percentage of revenue primarily resulted from lower lumber prices, purchasing efficiencies realized through regional and national programs, more efficient house designs and higher sales prices.

     Selling, general and administrative expenses remained relatively consistent with the prior year, at 14.5% and 15.5% of revenues for the three and nine months ended December 31, 2002 compared to 14.7% and 15.4% for the same periods last year.

     Operating earnings for the three and nine months ended December 31, 2002 were 11.7% and 10.8% as a percentage of revenues and approximately $26,368 and $24,132 on a per-unit basis, compared to operating earnings of 11.1% and 10.4% of revenues and approximately $24,162 and $22,457 on a per-unit basis for the same periods last year.

     Units in backlog increased 32.2% to 12,527 units at December 31, 2002, compared to 9,476 units at December 31, 2001. The increase in backlog resulted from an 11.7% increase in neighborhoods and a 26.7% increase in sales versus the prior year for the three months ended December 31, 2002. We define backlog units as units that have been sold, as indicated by a signed contract, but not closed.

FINANCIAL SERVICES

     The following summarizes Financial Services’ results for the three and nine months ended December 31, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Revenues	$223.1	$182.8	$608.4	$511.4

Interest Margin	$44.7	$33.2	$120.7	$71.6

Operating Earnings	$50.2	$33.4	$111.1	$87.8

Origination Volume	$4,852	$4,096	$11,773	$11,232

Number of Loans Originated
CTX Mortgage Company, L.L.C.
Centex-built Homes (“Builder”)	4,380	3,797	11,717	10,612
Non-Centex-built Homes (“Retail”)	20,607	18,763	49,089	51,847

	24,987	22,560	60,806	62,459
Centex Home Equity Company, L.L.C.	8,049	7,136	21,781	21,201

	33,036	29,696	82,587	83,660

     Financial Services’ results are derived primarily from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The revenues and operating earnings of CTX Mortgage Company, L.L.C. and related entities, or CTX Mortgage, are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, interest income and other fees. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to investors and Harwood Street Funding I, L.L.C., or HSF-I. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation. HSF-I purchases mortgage loans, at closing, from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and subordinated certificates that are extendable for up to five years. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or Centex Corporation. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations.”

     Revenues increased 17.6% to $120.5 million and 7.9% to $318.1 million for the three and nine months ended December 31, 2002, respectively, as compared to the same periods last year. The increase in revenues for the three months ended December 31, 2002 is primarily related to an increase in originations and higher revenues from CTX Mortgage’s Title and Insurance operations. The increase in revenues for the nine month period ended December 31, 2002, is primarily due to an increase in revenues from CTX Mortgage’s Title and Insurance operations. The Title and Insurance revenues for the three and nine months ended December 31, 2002 increased due in large part to a significant increase in its refinancing business.

     CTX Mortgage’s operating earnings were $38.2 million and $78.3 million, respectively, for the three and nine months ended December 31, 2002, resulting in a 50.3% and a 4.9% increase as compared to the same periods last year. The 50.3% increase in operating earnings for the three months ended December 31, 2002 is due primarily to increased originations and increased profit per loan. During the nine months ended December 31, 2002, although originations decreased, the profit per loan increased, which is the primary reason for the 4.9% increase in operating earnings.

     For the three months ended December 31, 2002, originations totaled 24,987 compared to 22,560 originations in the same period last year; origination volume was $4.2 billion compared to $3.5 billion for the same period last year; the per-loan profit was $1,529, an increase of 35.7% compared to $1,127 for the same period last year and total mortgage applications increased 25.6% to 23,292 from 18,545 applications for the same period last year. For the nine months ended December 31, 2002, originations totaled 60,806 compared to 62,459 originations in the same period last year; origination volume was $10.0 billion compared to $9.6 billion for the same period last year; the per-loan profit was $1,287, an increase of 7.8% compared to $1,194 for the same period last year and total mortgage applications increased 5.7% to 63,161 from 59,766 applications for the same period last year. For the nine months ended December 31, 2002, originations decreased due to slow refinance activity during the initial quarter of the fiscal year as compared to the same period last year. During the three months ended December 31, 2002, originations increased due to low interest rate levels, resulting in continued refinance activity.

Sub-Prime Home Equity Lending

     The revenues of Centex Home Equity Company, L.L.C., or Home Equity, increased 27.7% to $102.6 million and 34.0% to $290.3 million for the three and nine months ended December 31, 2002, respectively, as a result of continued growth in residential mortgage loans held for investment. Interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans, increased to $43.3 million and $115.3 million for the three and nine months ended December 31, 2002 as compared to $28.9 million and $66.7 million for the same periods last year. The increase in interest margin is primarily a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans. Home Equity reported operating earnings of $12.0 million and $34.4 million for the three and nine months ended December 31, 2002, as compared to operating earnings of $8.3 million and $14.7 million for the same periods last year. The increase in Home Equity’s operating earnings is primarily the result of the increase in interest margin, as noted above. This was partially offset by an increase in general and administrative costs, mostly attributable to an increase in servicing and production to support our volume and loan servicing growth, and an increase in the provision for losses on residential mortgage loans held for investment.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. Under this structure, Home Equity retained a residual interest as well as the servicing rights to the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. We changed the structure of securitizations beginning April 1, 2000. Subsequent to March 31, 2000, securitizations have been accounted for as borrowings; interest has been recorded over the life of the loans using the interest, or actuarial, method; the mortgage loans receivable and the securitization debt have remained on Home Equity’s balance sheet and the related interest margin has been reflected in our income statement. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. The change in structure of the securitizations has no effect on the cash flow and profit recognized over the life of the mortgages. However, the change did affect the timing of profit recognition. Interest margin, rather than gain on sale of loans, is now Home Equity’s primary source of operating income. For the three and nine months ended December 31, 2002, respectively, originations totaled 8,049 and 21,781 compared to 7,136 and 21,201 originations for the same periods last year; origination volume was $703.9 million and $1.8 billion compared to $584.6 million and $1.6 billion for the same periods last year and total applications increased 44.4% and 35.7% to 65,534 and 173,315 from 45,391 and 127,759 applications for the same periods last year. For the nine months ended December 31, 2002, originations increased 2.7% while origination volume increased 9.7% due to an increase in average loan size. The slight increase in the number of originations relative to the larger increase in total applications is reflective of Home Equity’s continued adherence to its credit underwriting guidelines.

     At December 31, 2002, Home Equity’s total servicing portfolio consisted of 70,850 loans totaling $5.1 billion compared to 60,811 loans totaling $4.2 billion at December 31, 2001. For the three and nine months ended December 31, 2002, service fee income related to this long-term servicing, which is not included in interest income, was $13.2 million and $37.6 million, respectively, compared to $10.1 million and $27.9 million, respectively, for the same periods last year.

Allowance for Losses

     Home Equity establishes an allowance for losses by charging the provision for losses in the statement of consolidated earnings when it believes the event causing the loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is uncollectible, the loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period.

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

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Balance at Beginning of Period	$21,143	$6,314	$14,106	$2,814
Provision for Losses	11,910	5,463	25,466	11,254
Recoveries on Loans Charged Off	34	34	85	40
Losses Sustained	(5,933)	(1,992)	(12,503)	(4,289)

Balance at End of Period	$27,154	$9,819	$27,154	$9,819

	December 31, 2002	March 31, 2002

Allowance for Losses to Residential Mortgage Loans Held for Investment	0.6%	0.4%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$119,231	$83,490
% Delinquent	2.8%	2.6%

     The allowance for losses on residential mortgage loans held for investment has increased to $27.2 million at December 31, 2002 from $9.8 million at December 31, 2001. In addition, the ratio of allowance for losses to residential mortgage loans held for investment, or the allowance ratio, increased to 0.6% at December 31, 2002 from 0.4% at March 31, 2002. Prior to April 2000, the residential mortgage loans were recorded as sales and anticipated future credit losses were considered in valuing the MSRI. As a result, no allowance for losses was necessary. Beginning in April 2000, we began recording residential mortgage loans held for investment on the balance sheet, as previously discussed, and, accordingly, began recording an allowance for losses based on management’s judgment of loss exposure. The increase in the allowance for losses occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses, the loans charged off and the allowance ratio to continue to increase. The increase in 90+ days contractual delinquency occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the three and nine months ended December 31, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Revenues	$119.1	$112.7	$383.9	$359.7
Interest Income	—	0.5	—	2.6
Cost of Sales	(91.9)	(90.5)	(299.5)	(301.6)
Selling, General & Administrative Expenses	(1.4)	(1.3)	(4.2)	(3.8)

Operating Earnings*	$25.8	$21.4	$80.2	$56.9

*	Before Minority Interest of $8.1 million and $6.1 million, respectively, for the three months ended December 31, 2002 and 2001, and Minority Interest of $25.4 million and $15.1 million, respectively, for the nine months ended December 31, 2002 and 2001.

     Construction Products’ revenues for the three and nine months ended December 31, 2002 were 5.7% and 6.7% higher than the same periods last year. These increases were primarily the result of a $4.3 million and a $26.7 million increase in gypsum wallboard revenues for the three and nine months ended December 31, 2002, respectively, and a $3.2 million and a $6.6 million increase in paperboard revenues for the three and nine months ended December 31, 2002, respectively. The increase in gypsum wallboard and paperboard revenues was primarily caused by a higher average net sales price when compared to the same periods last year.

     Construction Products’ cost of sales remained relatively consistent with the prior year. For the three and nine months ended December 31, 2002, cost of sales was 1.5% higher and 0.7% lower, respectively, than the same periods last year.

     Construction Products’ selling, general and administrative expenses for the three and nine months ended December 31, 2002 were 7.7% and 10.5% higher than the same periods last year. This increase was primarily the result of increased personnel and higher office expenses.

     For the three and nine months ended December 31, 2002, Construction Products’ operating earnings, net of minority interest, increased 20.6% and 40.9%, respectively, from results for the same periods a year ago. Operating earnings increased primarily due to the increase in gypsum wallboard and paperboard pricing noted above.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three and nine months ended December 31, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Revenues	$411.1	$321.4	$1,163.6	$971.8

Operating Earnings	$9.4	$9.1	$26.6	$23.9

New Contracts Executed	$125	$434	$554	$1,212

Backlog of Uncompleted Contracts	$1,571	$2,262	$1,571	$2,262

     Construction Services’ revenues for the three and nine months ended December 31, 2002 were 27.9% and 19.7% higher, respectively, than revenues for the same periods last year. The increase in revenues was primarily the result of an increase in the volume of shorter-term contracts, as well as the stage of execution of certain longer-term contracts. Operating earnings for the group improved in the three and nine months ended December 31, 2002 compared to the same periods last year as a result of the higher revenue base. For the three and nine months ended December 31, 2002, new contracts executed decreased 71.1% and 54.3% from the same periods last year, and backlog of uncompleted contracts decreased 30.5% from December 31, 2001, due to timing differences experienced with contract awards and executions and reduced activity in the commercial construction industry. Future operating margins and earnings are likely to be impacted by this reduced activity and our lower backlog.

     The Construction Services segment provided a positive average net cash flow in excess of our investment in the segment of $125.6 million and $119.3 million for the three and nine months ended December 31, 2002 compared to $132.6 million and $116.3 million for the same periods last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the three and nine months ended December 31, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Revenues	$25.8	$9.7	$39.1	$57.1

Operating Earnings	$20.1	$4.6	$29.4	$36.0

     Investment Real Estate’s revenues for the three and nine months ended December 31, 2002 were 166.0% higher and 31.5% lower than revenues for the same periods last year. Operating earnings from Investment Real Estate for the three and nine months ended December 31, 2002 totaled $20.1 million and $29.4 million, respectively, compared to $4.6 million and $36.0 million in the same period last year. The fluctuations in revenues and operating earnings were primarily related to the timing of property sales of nominally-valued assets.

     Property sales related to Investment Real Estate’s nominally-valued assets contributed operating earnings of $5.5 million for the three months ended December 31, 2002 and $1.3 million for the same period last year. Property sales related to Investment Real Estate’s nominally-valued assets contributed operating earnings of $7.3 million for the nine months ended December 31, 2002 and $28.4 million for the same period last year. These nominally-valued assets resulted from the fiscal 1996 acquisition of Vista Properties, Inc., or Vista, and its subsequent combination with Centex Real Estate Corporation. The Vista portfolio of properties was reduced to a nominal “book basis” after recording certain deferred tax benefits related to the combination. The timing of land sales is uncertain and can vary significantly from period to period.

     Included in Investment Real Estate’s operating earnings for the three and nine months ended December 31, 2002 were earnings of $14.3 million and $18.0 million, respectively, derived from its investment in the Partnership compared to earnings of $5.8 million and $12.9 million for the same periods last year. As noted in Note (G) of the Notes to Consolidated Financial Statements of Centex, the investment in the Partnership is not consolidated and is accounted for on the equity method of accounting because we do not control the Partnership.

     The largest component of the Partnership is its International Home Building segment, based in London, England. Included in Investment Real Estate’s operating earnings were earnings of $5.6 million and $2.4 million for the three months ended December 31, 2002 and 2001, respectively, and earnings of $9.4 million and $8.0 million for the nine months ended December 31, 2002 and 2001, respectively, derived from International Home Building. The increase in earnings for the three and nine months ended December 31, 2002 was primarily due to an increase in profits from sales of certain land holdings, offset by a decline in homebuilding operating margins and an increase in general and administrative expenses resulting primarily from personnel additions. For the three months ended December 31, 2002 and 2001, this segment closed 324 units at an average sales price per unit of $239,148 and 317 units at an average sales price per unit of $193,915, respectively. For the nine months ended December 31, 2002 and 2001, this segment closed 976 units at an average sales price per unit of $234,673 and 931 units at an average sales price per unit of $195,716, respectively. Operating earnings per unit, before interest, were $19,099 and $9,006 for the three months ended December 31, 2002 and 2001, respectively. Operating earnings per unit, before interest, were $11,442 and $10,107 for the nine months ended December 31, 2002 and 2001, respectively.

OTHER

     Our manufactured housing operations and our home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     Other consisted of the following (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Operating Earnings (Loss) from Manufactured Housing	$1.2	$0.7	$2.1	$(0.8)
Operating (Loss) Earnings from Home Services	—	1.7	(2.5)	6.2

	$1.2	$2.4	$(0.4)	$5.4

Corporate General & Administrative Expense	$13.8	$13.3	$40.8	$37.7

Interest Expense	$33.5	$28.0	$84.3	$84.6

Minority Interest	$8.1	$6.1	$25.4	$15.1

     The improvement in our manufactured housing division’s operating earnings in the current year is the result of higher production, improved efficiency in manufacturing and lower general and administrative expenses. The decrease in our home services division’s operating earnings in the current year is primarily due to higher general and administrative expenses.

     Corporate general and administrative expense represents compensation and other costs not identifiable with a specific segment. The increase in corporate general and administrative expense is primarily related to an increase in personnel and higher compensation resulting from growth in our profitability.

     The change in interest expense is primarily related to an increase in average debt outstanding for the three and nine months ended December 31, 2002, as compared to the same periods last year. This increase is offset by an increase in net interest capitalized and lower borrowing costs during the three and nine months ended December 31, 2002, as compared to the same periods last year.

     The increase in minority interest is primarily related to an increase in the earnings of Centex Construction Products, Inc.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2002, we had cash and cash equivalents of $56.7 million, including $16.5 million in Financial Services and $19.0 million belonging to our 65.1%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing and financing activities for the nine months ended December 31, 2002 and 2001 is summarized below (dollars in thousands):

	For the Nine Months Ended
	December 31,

	2002	2001

Net cash (used in) provided by
Non-Financial Services *
Operating Activities	$(339,521)	$(371,285)
Investing Activities	(12,230)	(74,728)
Financing Activities	199,364	433,187

	(152,387)	(12,826)

Financial Services
Operating Activities	15,448	35,209
Investing Activities	(1,003,132)	(1,231,440)
Financing Activities	977,072	1,198,426

	(10,612)	2,195

Net (decrease) increase in cash	$(162,999)	$(10,631)

*	Non-Financial Services represents the consolidation of all subsidiaries other than those included in the Financial Services business segment.

     We generally fund our Non-Financial Services operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of medium-term notes and other debt securities. During the nine months ended December 31, 2002, cash was primarily used in Non-Financial Services-Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land for development. The funds provided by Non-Financial Services-Financing Activities were primarily from new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through cash flows from operations, credit facilities, securitizations and proceeds from the sale of mortgage loans to HSF-I, as described below. During the nine months ended December 31, 2002, cash was primarily used in Financial Services-Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services-Financing Activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Centex Corporation currently has an investment-grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit ratings. We attempt to manage our debt levels in order to maintain investment-grade ratings. If, however, our debt ratings were downgraded, we would not have access to the commercial paper markets and might need to draw on our existing committed backup facility, which exceeds our commercial paper program size.

     Our existing credit facilities and available capacity as of December 31, 2002 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000

Construction Products
Senior Revolving Credit Facility	175,000	91,409	(2)
Annually Renewable Commercial Paper Conduit	50,000	26,544	(2)

	985,000	877,953

Financial Services
Unsecured Credit Facilities	125,000	40,000	(3)
Secured Credit Facilities	405,000	262,835	(4)
Harwood Street Funding II, L.L.C. Facility	1,000,000	387,415

	1,530,000	690,250

	$2,515,000	$1,568,203	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of December 31, 2002, there were no borrowings under this backup facility, and our $600 million commercial paper program had $144 million outstanding. We have not borrowed under this facility since its inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2003.

(3)	Centex Corporation, CTX Mortgage and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $250 million of committed secured credit facilities to finance mortgage inventory. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I.

(5)	The amount of available capacity includes $100 million of uncommitted borrowings as of December 31, 2002. Although we believe that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

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

     Home Equity finances its inventory of mortgage loans through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.0 billion. HSF-II obtains funds through the sale of five-year subordinated notes that are rated BBB by Standard & Poor’s, or S&P, Baa2 by Moody’s Investors Service, or Moody’s, and BBB by Fitch Ratings, or Fitch, and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2002, we were in compliance with all of these covenants.

     As of December 31, 2002, our short-term debt was $957.1 million, approximately $789.7 million of which was applicable to Financial Services and $23.5 million of which was applicable to Construction Products. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper programs and from uncommitted bank facilities.

     Our outstanding debt as of December 31, 2002 was as follows (dollars in thousands)(1):

Non-Financial Services:
Short-Term Notes Payable	$167,361
Senior Debt:
Medium-Term Note Programs, 2.10% to 7.95%, due through 2007	286,000
Long-Term Notes, 5.46% to 9.75%, due through 2012	1,208,063
Other Indebtedness, 1.38% to 10.00%, due through 2027	123,534
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,882
Subordinated Debentures, 8.75%, due in 2007	99,678

1,984,518

Financial Services:
Short-Term Debt:
Short-Term Notes Payable	227,164
Harwood Street Funding II, L.L.C. Secured Liquidity Notes	562,585
Home Equity Loans Asset-Backed Certificates, 2.39% to 8.48%, due through 2032	3,659,554
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2007	50,000

4,499,303

Total	$6,483,821

(1)	Certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Maturities of Non-Financial Services and Financial Services long-term debt (in thousands) during the next five years ending March 31 are:

	Non-Financial	Financial
	Services	Services	Total

2003	$10,218	$264,795	$275,013
2004	102,582	931,570	1,034,152
2005	35,170	717,490	752,660
2006	340,404	545,268	885,672
2007	290,590	548,328	838,918
Thereafter	1,038,193	702,103	1,740,296

	$1,817,157	$3,709,554	$5,526,711

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $3.7 billion at December 31, 2002 and has no recourse to Home Equity or Centex Corporation. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. As is common in these structures, Home Equity remains liable for customary loan representations.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Harwood Street Funding I, L.L.C.

     HSF-I is an unaffiliated entity established in July 1999 that is not consolidated with Financial Services or Centex Corporation. Since December 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in September 2004 and November 2005, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.5 billion.

     HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. These termination events primarily relate to events of default under, or other failure to comply with, the provisions, including loan portfolio limitations, of the agreements that govern the mortgage loan warehouse program but also include a downgrade in Centex Corporation’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it would draw on existing credit facilities currently held in addition to HSF-I. In addition, it might need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interests of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance of obligations of CTX Mortgage, solely in its capacity as servicer, is guaranteed by Centex Corporation. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank, that we refer to as the Harwood Swap, under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks and non-credit related market risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, we have entered into a separate swap arrangement with the bank pursuant to which we have agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to us all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, we effectively bear all interest rate risks and non-credit related market risks that are the subject of the Harwood Swap. We are also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of December 31, 2002, HSF-I owned $2.1 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $2.0 billion of outstanding securitized term debt and $114.0 million of outstanding subordinated certificates. We do not guarantee the payment of any debt or subordinated certificates of HSF-I, and we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, we do retain certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. Centex Corporation guarantees CTX Mortgage’s obligation to repurchase such loans. During the nine months ended December 31, 2002, CTX Mortgage sold $7.5 billion of mortgage loans to HSF-I.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and the Partnership are entities that are neither affiliates of, nor consolidated with Centex Corporation. These entities were established in 1987 to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than our core homebuilding operations and typically involves substantial acquisition and development indebtedness, we concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with us. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We generally are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or the Partnership. However, as of December 31, 2002, we guaranteed approximately $2.6 million of indebtedness of the Partnership. In addition, we enter into certain land purchase and other transactions with the Partnership. For additional information regarding these entities, see the financial statements of the Partnership, filed in tandem with this Report. In addition, for information regarding these entities and Centex Corporation, on an aggregate basis, see Note (G) of the Notes to Consolidated Financial Statements of Centex Corporation.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. Our investment in these non-consolidated joint ventures was $94.4 million and $94.6 million at December 31, 2002 and March 31, 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $213.3 million at December 31, 2002 and $144.6 million at March 31, 2002. Our liability with respect to this debt, based on our ownership percentage of the related joint ventures, is limited to approximately $35.4 million and $27.9 million at December 31, 2002 and March 31, 2002, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At December 31, 2002 and March 31, 2002, we were not liable for any of this debt.

Letters of Credit and Guarantees

     At December 31, 2002, we had outstanding letters of credit of $103.0 million that primarily relate to projects undertaken by Construction Services and development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS No. 144 on April 1, 2002 did not have a material impact on our results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable only for guarantees issued or modified after December 31, 2002. We do not expect the implementation of FIN 45 to have a material impact on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. FIN 46 applies to interim or annual periods beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have interests in the Partnership, HSF-I and certain joint ventures that may be affected by this interpretation. The nature of these entities’ operations and our potential maximum exposure related to these entities are discussed in the financial statements of the Partnership, filed in tandem with this Report, and in Note (F), Note (G) and Note (H) of the Notes to Consolidated Financial Statements of Centex Corporation. We are in the process of assessing the impact, if any, FIN 46 will have on our financial statements.

     We have historically accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. On April 1, 2003, we will adopt the fair value measurement provisions of SFAS No. 123 under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after April 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. As noted above, the Company will adopt the fair value measurement provisions of SFAS No. 123 effective April 1, 2003. SFAS No. 148 will become effective for the Company for its first interim period ending June 30, 2003.

OTHER DEVELOPMENTS

     On January 2, 2003, Centex Homes completed the previously announced acquisition of substantially all of the St. Louis and Indianapolis home building operations of The Jones Company, including approximately 5,000 controlled lots. For the twelve months ended December 31, 2002, The Jones Company delivered 733 homes at an average sales price of $260,000.

     On January 28, 2003, the Company issued $300.0 million of medium-term notes at 4.75%. The notes will mature on January 15, 2008. The proceeds from these notes were used to repay certain short-term borrowings and for general corporate purposes.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our actual performance and results of operations:

•	Our residential Home Building operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our residential Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	Our Construction Services operations are also somewhat cyclical and sensitive to changes in economic conditions, including overall capital spending trends in the economy, changes in federal and state appropriations for construction projects and competitive pressures on the availability and pricing of construction projects.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the cost and availability of labor and construction materials; labor disputes; the ability to meet performance or schedule guarantees and cost overruns.

•	Virtually all of our homebuyers finance their home acquisitions through our Financial Services operations or third party lenders. In general, our Home Building operations can be adversely affected by increases in interest rates.

•	The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future. Our mortgage loan operations are also dependent upon the securitization market for mortgage-backed securities and the availability of mortgage warehouse financing.

•	Demand for the products that our Construction Products operations produce is directly related to activity in the homebuilding and construction industries and to general economic conditions. Our Construction Products operations are also concentrated in particular regional and local markets that may experience cyclical downturns at different times than the national economy. The price at which we sell our construction products, particularly gypsum wallboard, is highly sensitive to changes in supply and demand for such products, energy costs, raw material prices and competition from other domestic and foreign producers.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, construction products producers and contractors in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

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

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2002. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(1)	Exhibits

None

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated October 22, 2002, announcing the Company’s financial results for the quarter ended September 30, 2002.

Current Joint Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 12, 2002, furnishing the certification of the Chief Executive Officer and the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Current Report on Form 8-K of Centex Corporation dated November 18, 2002, announcing that Centex Corporation was raising its earnings expectations for fiscal 2003 (its current fiscal year) and fiscal 2004.

Current Report on Form 8-K of Centex Corporation dated November 19, 2002, announcing certain increases over prior periods during portions of the quarter ending December 31, 2002 in homebuilding unit sales.

Current Report on Form 8-K of Centex Corporation dated November 20, 2002, filing certain exhibits in connection with the public offering of $35,000,000 aggregate principal amount of the Company’s 5.461% Senior Notes due 2007.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

February 14, 2003	/s/ Leldon E. Echols

Leldon E. Echols Executive Vice President and Chief Financial Officer (principal financial officer)

Certifications

I, Laurence E. Hirsch, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Laurence E. Hirsch Laurence E. Hirsch Chief Executive Officer

Certifications

I, Leldon E. Echols, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Leldon E. Echols Leldon E. Echols Chief Financial Officer

Part I. Financial Information

Item 1. Financial Statements

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended December 31,

	2002			2001

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$106,212	$106,162	$87	$95,038	$94,213	$838
Costs and Expenses	100,680	100,645	72	89,425	89,386	52

Earnings from Continuing Operations Before Income Taxes	5,532	5,517	15	5,613	4,827	786
Income Taxes	1,187	1,187	—	236	210	26

Net Earnings from Continuing Operations	4,345	4,330	15	5,377	4,617	760
Discontinued Operations:
Earnings from Discontinued Operations (Including Gain on Sale of $9,315 for the Three Months Ended December 31, 2002)	8,771	8,771	—	161	161	—

Net Earnings	$13,116	$13,101	$15	$5,538	$4,778	$760

Net Earnings Allocable to Limited Partners		$13,101			$4,778

Earnings Per Unit/Share		$54.45	$15		$20.84	$760

Weighted-Average Units/Shares Outstanding		240,591	1,000		229,277	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Nine Months Ended December 31,

	2002			2001

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$299,346	$299,271	$187	$263,694	$262,259	$1,548
Costs and Expenses	290,634	290,618	128	251,086	250,976	223

Earnings from Continuing Operations Before Income Taxes	8,712	8,653	59	12,608	11,283	1,325
Income Taxes	1,496	1,496	—	945	919	26

Net Earnings from Continuing Operations	7,216	7,157	59	11,663	10,364	1,299
Discontinued Operations:
Earnings from Discontinued Operations (Including Gain on Sale of $9,596 for the Nine Months Ended December 31, 2002)	9,204	9,204	—	332	332	—

Net Earnings	$16,420	$16,361	$59	$11,995	$10,696	$1,299

Net Earnings Allocable to Limited Partners		$16,361			$10,696

Earnings Per Unit/Share		$68.00	$59		$48.50	$1,299

Weighted-Average Units/Shares Outstanding		240,591	1,000		220,547	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)

	December 31, 2002*			March 31, 2002**

		Centex			Centex
		Development	3333		Development	3333
		Company,	Holding		Company,	Holding
		L.P.	Corporation		L.P.	Corporation
		and	and		and	and
	Combined	Subsidiaries	Subsidiary	Combined	Subsidiaries	Subsidiary

Assets
Cash and Cash Equivalents	$31,850	$31,824	$26	$22,538	$22,529	$9
Accounts Receivable	9,204	13,318	185	7,232	11,529	71
Inventories	502,517	502,517	—	440,825	440,825	—
Investments-
Commercial Properties, net	111,395	111,395	—	96,772	96,772	—
Real Estate Joint Ventures	4,042	4,042	—	5,353	5,353	—
Affiliate	—	—	1,191	—	—	1,191
Assets Held for Sale	—	—	—	43,907	43,907	—
Property and Equipment, net	3,419	3,419	—	3,212	3,212	—
Other Assets-
Goodwill, net	31,273	31,273	—	27,799	27,799	—
Deferred Charges and Other	25,592	23,821	1,771	20,798	19,027	1,771

	$719,292	$721,609	$3,173	$668,436	$670,953	$3,042

Liabilities, Stockholders’ Equity And Partners’ Capital
Accounts Payable and Accrued Liabilities	$121,186	$121,052	$4,482	$118,127	$118,134	$4,410
Liabilities Related to Assets Held for Sale	—	—	—	35,397	35,397	—
Notes Payable	296,812	296,812	—	252,765	252,765	—

Total Liabilities	417,998	417,864	4,482	406,289	406,296	4,410

Stockholders’ Equity and Partners’ Capital	301,294	303,745	(1,309)	262,147	264,657	(1,368)

	$719,292	$721,609	$3,173	$668,436	$670,953	$3,042

* Unaudited
** Condensed from audited financial statements.

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended December 31,

	2002			2001

		Centex			Centex
		Development	3333		Development	3333
		Company,	Holding		Company,	Holding
		L.P.	Corporation		L.P.	Corporation
		and	and		and	and
	Combined	Subsidiaries	Subsidiary	Combined	Subsidiaries	Subsidiary

Cash Flows — Operating Activities
Net Earnings	$16,420	$16,361	$59	$11,995	$10,696	$1,299
Adjustments:
Depreciation and Amortization	4,321	4,321	—	2,957	2,957	—
Equity in Earnings from Joint Ventures	(600)	(600)	—	(145)	(145)	—
Decrease (Increase) in Receivables	803	917	(114)	4,812	4,962	(150)
Increase in Restricted Cash	—	—	—	(5,000)	(5,000)	—
Decrease in Notes Receivable	—	—	—	14	14	—
(Increase) Decrease in Inventories	(15,504)	(15,504)	—	(103,342)	(104,565)	1,223
Decrease (Increase) in Commercial Properties	17,766	17,766	—	(22,884)	(22,884)	—
Increase in Other Assets	(3,058)	(3,058)	—	(8,282)	(6,611)	(1,671)
(Decrease) Increase in Payables and Accruals	(10,178)	(10,250)	72	25,236	25,995	(759)

	9,970	9,953	17	(94,639)	(94,581)	(58)

Cash Flows — Investing Activities
Decrease (Increase) in Advances to Joint Ventures and Investment in Affiliate	1,911	1,911	—	(3,569)	(3,569)	—
(Additions) Disposals of Property and Equipment, net	(211)	(211)	—	(83)	(144)	61

	1,700	1,700	—	(3,652)	(3,713)	61

Cash Flows — Financing Activities
(Decrease) Increase in Notes Payable	(4,682)	(4,682)	—	76,446	76,446	—
Issuance of Class C Units	—	—	—	19,400	19,400	—

	(4,682)	(4,682)	—	95,846	95,846	—

Effect of Exchange Rate Changes on Cash	2,324	2,324	—	(346)	(346)	—

Net Increase (Decrease) in Cash	9,312	9,295	17	(2,791)	(2,794)	3
Cash at Beginning of Period	22,538	22,529	9	3,034	3,029	5

Cash at End of Period	$31,850	$31,824	$26	$243	$235	$8

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
December 31, 2002
(Dollars in thousands, except per share data)
(unaudited)

(A)  BASIS OF PRESENTATION

     The condensed combining interim financial statements include the accounts of 3333 Holding Corporation (“Holding”) and subsidiary and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively, the “Companies”) after elimination of all significant intercompany balances and transactions. These statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

(B) ORGANIZATION

     The Partnership is a master limited partnership formed by Centex Corporation and subsidiaries (“Centex”) in March 1987 to broaden the range of business activities that may be conducted for the benefit of Centex’s stockholders to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex Corporation indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of December 31, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $57.7 million. The Partnership has made no preference payments since fiscal 1998.

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

(C) STATEMENTS OF COMBINING CASH FLOWS — SUPPLEMENTAL DISCLOSURES

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Cash Paid for Interest	$4,550	$3,611	$13,673	$10,740

Net Cash Paid for Taxes	$692	$1,570	$1,740	$2,137

Issuance of Class C Units in Exchange for Assets	$—	$—	$—	$757

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Total Interest Incurred	$5,103	$3,785	$13,933	$10,865
Interest Capitalized	(1,791)	(1,406)	(4,406)	(4,252)

Interest Expense	$3,312	$2,379	$9,527	$6,613

(D) RELATED PARTY TRANSACTIONS

     At December 31, 2002 and March 31, 2002, Centex Homes had $11.4 million and $9.1 million deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the nine months ended December 31, 2002, Centex Homes paid

$2.6 million to the Partnership in fees and reimbursements pursuant to these agreements and $27.4 million for the purchase of residential lots. Centex Homes expects to pay an additional $32.9 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     In the last two years, Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. At December 31, 2002, all contracts were completed. At March 31, 2002, the total value of such contracts was $15.0 million, of which $5.3 million was unpaid. During the nine months ended December 31, 2002 and 2001, the Partnership paid $5.3 million and $3.3 million, respectively, to Construction Services pursuant to these contracts.

(E) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and nine months ended December 31, 2002 and 2001 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Net Earnings	$13,116	$5,538	$16,420	$11,995
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	5,829	(2,973)	23,462	5,031
Unrealized Gain (Loss) on Hedging Instruments	91	378	(735)	378

Comprehensive Income	$19,036	$2,943	$39,147	$17,404

(F) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

		Centex Development Company			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner's	Partner's	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2002	$262,147	$500	$1,142	$263,015	$1	$800	$(2,169)
Net Earnings	16,420	—	—	16,361	—	—	59
Accumulated Other Comprehensive Income:
Foreign Currency Translation Adjustments	23,462	—	—	23,462	—	—	—
Unrealized Loss on Hedging Instruments	(735)	—	—	(735)	—	—	—

Balance at December 31, 2002	$301,294	$500	$1,142	$302,103	$1	$800	$(2,110)

(G) BUSINESS SEGMENTS

     The Companies operate in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities and Corporate-Other. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies in the Companies’ latest Annual Report on Form 10-K.

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

	For the Three Months Ended December 31, 2002

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$95,348	$5,743	$796	$4,325	$106,212
Cost of Sales	(80,526)	(879)	—	(3,298)	(84,703)
Selling, General & Administrative Expenses	(8,634)	(2,990)	(624)	(952)	(13,200)
Interest Expense	(631)	(1,509)	—	(637)	(2,777)

Earnings (Loss) from Continuing Operations Before Income Taxes	5,557	365	172	(562)	5,532
Earnings from Discontinued Operations Before Income Taxes	—	8,771	—	—	8,771

Earnings (Loss) Before Income Taxes	$5,557	$9,136	$172	$(562)	$14,303

	For the Three Months Ended December 31, 2001

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$61,591	$4,237	$28,957	$253	$95,038
Cost of Sales	(52,659)	(13)	(25,150)	—	(77,822)
Selling, General & Administrative Expenses	(6,077)	(2,142)	(785)	(698)	(9,702)
Interest Expense	(489)	(1,412)	—	—	(1,901)

Earnings (Loss) from Continuing Operations Before Income Taxes	2,366	670	3,022	(445)	5,613
Earnings from Discontinued Operations Before Income Taxes	—	161	—	—	161

Earnings (Loss) Before Income Taxes	$2,366	$831	$3,022	$(445)	$5,774

	For the Nine Months Ended December 31, 2002

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$250,774	$17,211	$1,254	$30,107	$299,346
Cost of Sales	(216,270)	(2,012)	(78)	(27,398)	(245,758)
Selling, General & Administrative Expenses	(23,337)	(8,899)	(1,915)	(2,863)	(37,014)
Interest Expense	(1,808)	(4,465)	—	(1,589)	(7,862)

Earnings (Loss) from Continuing Operations Before Income Taxes	9,359	1,835	(739)	(1,743)	8,712
Earnings from Discontinued Operations Before Income Taxes	—	9,204	—	—	9,204

Earnings (Loss) Before Income Taxes	$9,359	$11,039	$(739)	$(1,743)	$17,916

	For the Nine Months Ended December 31, 2001

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$186,130	$23,962	$52,578	$1,024	$263,694
Cost of Sales	(159,238)	(11,190)	(46,832)	(707)	(217,967)
Selling, General & Administrative Expenses	(17,482)	(6,398)	(1,989)	(1,700)	(27,569)
Interest Expense	(1,460)	(4,090)	—	—	(5,550)

Earnings (Loss) from Continuing Operations Before Income Taxes	7,950	2,284	3,757	(1,383)	12,608
Earnings from Discontinued Operations Before Income Taxes	—	332	—	—	332

Earnings (Loss) Before Income Taxes	$7,950	$2,616	$3,757	$(1,383)	$12,940

(H) GOODWILL

     The Partnership’s International Home Building segment carries all of the Partnership’s goodwill, which arose from the April 15, 1999 acquisition of all of the voting shares of Fairclough Homes Group Limited, a British homebuilder (“Fairclough”). The carrying amount of goodwill was $31.3 million and $27.8 million at December 31, 2002 and March 31, 2002, respectively. The increase during the nine months ended December 31, 2002 reflects the impact of foreign currency translation adjustments.

(I) DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on its debt obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Partnership has entered into an interest rate swap agreement, designated as a cash flow hedge, on a portion of its debt. The swap agreement is recorded at its fair value in Other Assets or Accrued Liabilities in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivative are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings. During the three and nine months ended December 31, 2002 there was no hedge ineffectiveness related to this derivative.

     This swap expires in March 2004. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. As of December 31, 2002, the Accumulated Other Comprehensive Loss was $496 thousand ($347 thousand net of tax).

(J) RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for the Companies beginning April 1, 2002.

     Due to the adoption of SFAS 144, the Companies now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included as discontinued operations in the statements of operations. Land assets are reported in continuing operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable only for guarantees issued or modified after December 31, 2002. The Companies do not expect the implementation of FIN 45 to have a material impact on their financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. As discussed above in Note (B), Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. As discussed in Note (K) below, the Partnership also has interests in certain joint ventures that may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (N) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

(K) INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $31.7 million as of December 31, 2002 and $16.1 million as of March 31, 2002. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $6.1 million as of December 31, 2002.

(L) COMMITMENTS AND CONTINGENCIES

     As of December 31, 2002, the Partnership had remaining commitments of approximately $11.6 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, the Partnership, in some instances, also has issued demand notes made payable to its subsidiaries of up to 20% of the construction loan commitment amount. The subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of December 31, 2002, the Partnership had issued demand notes totaling $1.6 million. In some instances, the Partnership has also executed partial recourse payment guarantees. At December 31, 2002, our subsidiaries had outstanding letters of credit of $0.5 million that primarily relate to development obligations of Multi-Family Communities.

     Subsidiaries of the Partnership have also obtained demand notes or letters of credit from Centex for up to 10% of the construction loan commitment amount. These demand notes or letters of credit have been pledged or endorsed to the lenders as additional collateral on the construction loans, and may be called only in the event of an uncured default by the Partnership. This additional collateral totals approximately $2.6 million as of December 31, 2002.

     In the normal course of its business, the Partnership issues certain representations, warranties and guarantees related to its home sales, land sales and building sales that may be affected by the Financial Accounting Standards Board’s recent issuance of FIN 45. Based on historical evidence, the Company does not believe that any of these representations, warranties or guarantees would result in a material effect on our consolidated financial condition or operations. See further discussion on our warranty liability below. See further discussion of FIN 45 in Note (J), “Recent Accounting Pronouncements.”

     International Home Building offers a ten-year limited warranty for most homes constructed and sold in the United Kingdom. The warranty covers defects in materials or workmanship in various components of the home for the first two years and designated structural elements of the home in the third through tenth years. International Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect International Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. International Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in International Home Building’s contractual warranty liability during the period are as follows:

Balance as of March 31, 2002	$2,279
Warranties Issued	4,259
Settlements Made	(2,894)

Balance as of December 31, 2002	$3,644

(M) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the December 31, 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On a combined basis, our revenues were $106.2 million for the three months ended December 31, 2002, an 11.8% increase over our revenues of $95.0 million for the same period last year. On a combined basis, our revenues were $299.3 million for the nine months ended December 31, 2002, a 13.5% increase over our revenues of $263.7 million for the same period last year. The revenue increase is primarily related to Corporate-Other’s sale of residential lots to Centex Homes and an increase in International Home Building’s unit closings, average unit sales price and revenues from the sale of certain land positions. However, the revenue increase was offset by a decline in Commercial Development’s and Multi-Family Communities’ sales revenues. Revenues from residential lot sales, multi-family project sales and commercial project and land sales can vary significantly from period to period.

     Our operating earnings from continuing operations for the three months ended December 31, 2002 were $5.5 million compared to operating earnings from continuing operations of $5.6 million for the same period last year. Our net earnings from continuing operations for the three months ended December 31, 2002 were $4.3 million compared to net earnings from continuing operations of $5.4 million for the same period last year. Our operating earnings from continuing operations for the nine months ended December 31, 2002 were $8.7 million compared to operating earnings from continuing operations of $12.6 million for the same period last year. Our net earnings from continuing operations for the nine months ended December 31, 2002 were $7.2 million compared to net earnings from continuing operations of $11.7 million for the same period last year. The decrease in operating earnings and net earnings from continuing operations for the three and nine months ended December 31, 2002 is primarily related to a decline in Multi-Family Communities’ earnings from property sales, offset by increased earnings from International Home Building’s sale of certain land positions.

     Our net earnings from discontinued operations for the three and nine months ended December 31, 2002 were $8.8 million and $9.2 million, respectively. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us beginning April 1, 2002, we now report assets as discontinued operations if such assets are held for sale (as defined by SFAS 144), or if such assets are sold in the current period. We sold five of these properties during the three months ended December 31, 2002, and sold one property during the prior three months. Land assets are reported in continuing operations.

     Any reference herein to we, us or our includes 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the three and nine months ended December 31, 2002 compared to the same periods last year (dollars in thousands, except per unit data):

	For the Three Months Ended December 31,

	2002		2001

Revenues — Home Building	$77,484	81.3%	$61,471	99.8%
Revenues — Land Sales & Other	17,864	18.7%	120	0.2%
Cost of Sales — Home Building	(68,109)	(71.4%)	(52,549)	(85.3%)
Cost of Sales — Land Sales	(12,417)	(13.0%)	(110)	(0.2%)
General and Administrative Expenses	(8,634)	(9.1%)	(6,077)	(9.9%)

Operating Earnings	6,188	6.5%	2,855	4.6%
Interest	(631)	(0.7%)	(489)	(0.8%)

Earnings Before Income Taxes	$5,557	5.8%	$2,366	3.8%

		% Change		% Change
Units Closed	324	2.2%	317	30.5%
Unit Sales Price	$239,148	23.3%	$193,915	(5.4%)
Operating Earnings Per Unit	$19,099	112.1%	$9,006	329.9%
Backlog Units	475	105.6%	231	24.9%

	For the Nine Months Ended December 31,

	2002		2001

Revenues — Home Building	$229,041	91.3%	$182,212	97.9%
Revenues — Land Sales & Other	21,733	8.7%	3,918	2.1%
Cost of Sales — Home Building	(200,033)	(79.8%)	(156,108)	(83.9%)
Cost of Sales — Land Sales	(16,237)	(6.5%)	(3,130)	(1.7%)
General and Administrative Expenses	(23,337)	(9.3%)	(17,482)	(9.4%)

Operating Earnings	11,167	4.4%	9,410	5.0%
Interest	(1,808)	(0.7%)	(1,460)	(0.8%)

Earnings Before Income Taxes	$9,359	3.7%	$7,950	4.2%

		% Change		% Change
Units Closed	976	4.8%	931	10.7%
Unit Sales Price	$234,673	19.9%	$195,716	(5.2%)
Operating Earnings Per Unit	$11,442	13.2%	$10,107	170.1%
Backlog Units	475	105.6%	231	24.9%

     International Home Building’s revenues for the three months ended December 31, 2002 increased by $33.8 million from revenues for the same period last year. This increase is comprised of $14.4 million from an increase in the average unit sales price, $1.7 million from an increase in the number of units closed and $17.7 million from increased sales of certain land positions. Home sales totaled 324 units during the three months ended December 31, 2002, compared to 317 units during the same period in the preceding year, representing a 2.2% increase. International Home Building’s revenues for the nine months ended December 31, 2002 increased by $64.6 million from revenues for the same period last year. This increase is comprised of $36.3 million from an increase in the average unit sales price, $10.6 million from an increase in the number of units closed and $17.7 million from increased sales of certain land positions. Home sales totaled 976 units during the nine months ended December 31, 2002, compared to 931 units during the same period in the preceding year, representing a 4.8% increase.

     International Home Building’s gross homebuilding margins decreased for the three months ended December 31, 2002 to 12.1% from 14.5% in the same period last year, and decreased for the nine months ended December 31, 2002 to 12.7% from 14.3% in the same period last year. These declines in gross margins were primarily due to liquidation of remaining units in completed neighborhoods at discounted prices, which resulted in lower margins, and increases in labor costs caused by a shortage of skilled labor.

     International Home Building’s general and administrative expenses, as a percentage of revenues, decreased 0.8% and 0.1%, respectively, for the three and nine months ended December 31, 2002 compared to the same periods last year, primarily due to increased revenues, offset by the addition of personnel.

     International Home Building’s financial statements are affected by fluctuations in exchange rates. International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period, except for significant, non-recurring transactions that are translated at the rate in effect as of the date of the transaction. For the three months ended December 31, 2002 and 2001, respectively, the average exchange rate used for translation was 1.57 and 1.44, representing an increase of 8.9%. For the nine months ended December 31, 2002 and 2001, respectively, the average exchange rate used for translation was 1.53 and 1.44, representing an increase of 6.5% over the prior year.

     The backlog of homes sold but not closed at December 31, 2002 was 475 units, 105.6% more than the 231 units at the same point in the preceding year.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the three and nine months ended December 31, 2002, compared to the same periods last year (dollars and square feet in thousands):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Sales Revenues	$1,900	$95	$4,235	$12,597
Rental Income and Other Revenues	3,843	4,142	12,976	11,365
Cost of Sales	(879)	(13)	(2,012)	(11,190)
Selling, General and Administrative Expense	(2,175)	(1,418)	(6,099)	(4,336)
Interest	(1,509)	(1,412)	(4,465)	(4,090)

Operating Earnings Before Depreciation	1,180	1,394	4,635	4,346
Depreciation	(815)	(724)	(2,800)	(2,062)

Operating Earnings	365	670	1,835	2,284
Earnings from Discontinued Operations	8,771	161	9,204	332

Earnings Before Income Taxes	$9,136	$831	$11,039	$2,616

Operating Square Footage at December 31	2,370	1,933	2,370	1,933

Commercial Development’s operations during the nine months ended December 31, 2002 included:

•	sale of five pad sites at the Vista Ridge retail project in Lewisville, Texas;

•	completion of shell construction for a 228,000 square foot industrial building in Grand Prairie, Texas;

•	completion of shell construction for a 58,000 square foot retail center in Lewisville, Texas;

•	completion of a 40,000 square foot office project in Lewisville, Texas; and

•	completion of a 45,000 square foot industrial project in Oxnard, California.

Commercial Development’s discontinued operations during the nine months ended December 31, 2002 included:

•	sale of a 40,000 square foot industrial building in Oxnard, California, which was sold during the three months ended September 30, 2002;

•	sale of a 40,000 square foot office project in Lewisville, Texas, which was sold during the three months ended December 31, 2002;

•	sale of a 283,000 square foot industrial project in Tolleson, Arizona, which was sold during the three months ended December 31, 2002;

•	sale of two office buildings totaling 219,000 square feet in Plantation, Florida, which were sold during the three months ended December 31, 2002; and

•	sale of a 45,000 square foot industrial project in Oxnard, California, which was sold during the three months ended December 31, 2002.

     Sales revenues and cost of sales for fiscal 2003 reflect the sale of the pad sites referred to above. Sales revenues and cost of sales for fiscal 2002 reflect the sale of two industrial projects and approximately two acres of land. Rental income and other revenues; selling, general and administrative expenses; interest expense and depreciation increased for the three and nine months ended December 31, 2002 compared to the same periods in the preceding year as a result of the increase in the square footage of our operating properties since December 31, 2001.

	December 31, 2002		December 31, 2001

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties
Industrial	1,969	79.7%	1,394	88.6%
Office/Medical	343	71.6%	539	83.2%
Retail	58	74.8%	—	—

	2,370	78.3%	1,933	87.1%

	(000's)	(000's)
	Rentable	Rentable
	Sq. Ft.	Sq. Ft.

Projects Under Construction
Industrial	155	969
Office/Medical	—	62
Retail	136	194

	291	1,225

MULTI-FAMILY COMMUNITIES

     The following summarizes the results of Multi-Family Communities for the three and nine months ended December 31, 2002, compared to the same periods last year (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Revenues	$796	$28,957	$1,254	$52,578
Cost of Sales	—	(25,150)	(78)	(46,832)
Selling, General and Administrative Expenses	(624)	(785)	(1,915)	(1,989)

Operating Earnings (Loss)	$172	$3,022	$(739)	$3,757

     During the nine months ended December 31, 2002, Multi-Family Communities’ revenues consisted of development and related fees on various development projects and an earn-out payment related to the prior sale of a 382-unit rental apartment complex in St. Petersburg, Florida. During the nine months ended December 31, 2001, Multi-Family Communities closed on the sale of a 400-unit apartment complex in Grand Prairie, Texas and a 382-unit apartment complex in St. Petersburg, Florida.

     As of December 31, 2002, Multi-Family Communities owns 984 rental apartment units under construction in Florida and Texas and is developing an additional 336 rental apartment units in Texas for unaffiliated owners. Multi-Family Communities is also redeveloping a 21-acre site in downtown Saint Paul, Minnesota, into a mixed-use project containing “for sale” and “for rent” housing units and related retail.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other for the three and nine months ended December 31, 2002, compared to the same periods last year (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

Revenues	$4,325	$253	$30,107	$1,024
Cost of Sales	(3,298)	—	(27,398)	(707)
Selling, General and Administrative Expenses	(952)	(698)	(2,863)	(1,700)
Interest Expense	(637)	—	(1,589)	—

Operating Loss	$(562)	$(445)	$(1,743)	$(1,383)

     Our Corporate-Other segment acquires and disposes of land and other assets that are not identified with another specific business segment. Revenues and cost of sales for the three and nine months ended December 31, 2002 relate primarily to the sale of residential lots to Centex Homes. Revenues and cost of sales for the three and nine months ended December 31, 2001 also relate primarily to sales of residential lots to Centex Homes and an unaffiliated third party.

     Selling, general and administrative expenses increased 36.4% and 68.4% for the three and nine months ended December 31, 2002 compared to the same periods last year, primarily due to the addition of internal legal and marketing personnel and increased real estate taxes related to Corporate-Other’s real estate holdings. Interest expense for the three and nine months ended December 31, 2002 relates primarily to debt incurred to finance the purchase of these residential lots.

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

     We typically finance properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $93.5 million at December 31, 2002. As properties are completed, we either sell the properties or refinance the properties with long-term fixed-rate debt. The proceeds from a sale or refinancing are used to repay the construction financing. Under the terms of various construction loan agreements, we are required to maintain certain minimum liquidity and net worth levels. At December 31, 2002, we were in compliance with these covenants.

     Permanent commercial project loans outstanding at December 31, 2002 totaled $51.2 million compared to $74.4 million at December 31, 2001. The project loans are collateralized by completed commercial properties and have original terms ranging from ten to twenty-two years with fixed interest rates ranging from 7.20% to 8.72%.

     No new seller-financed land loans were obtained during the quarters ended December 31, 2002 and 2001. Outstanding balances on seller-financed loans at December 31, 2002 totaled $33.3 million, with terms of up to three years and fixed interest rates ranging from 8.00% to 9.50%.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. This facility expires in March 2004. Advances under this facility totaled £74.0 million, or $118.7 million, at December 31, 2002. Under the terms of this facility, the International Home Building segment is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2002 the International Home Building segment was in compliance with all of these covenants.

     No new Class C units were issued during the quarter ended December 31, 2002.

     We believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, the sale and permanent financing of development projects and issuance of Class C units will be sufficient to provide the necessary funding for our current and future needs.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct certain operations through our participation in joint ventures in which we hold less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $31.7 million as of December 31, 2002 and $16.1 million as of March 31, 2002. Our liability for the obligations of these non-consolidated joint ventures is limited to approximately $6.1 million as of December 31, 2002.

Letters of Credit, Guarantees and Leases

     At December 31, 2002, we had outstanding performance bonds and bank guarantees of $32.1 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by our subsidiaries, we are often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, we, in some instances, also have issued demand notes made payable to our subsidiaries of up to 20% of the construction loan commitment amount. Our subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of December 31, 2002, we had issued demand notes totaling

$1.6 million. In some instances, we have also executed partial recourse payment guarantees. At December 31, 2002, our subsidiaries had outstanding letters of credit of $0.5 million that primarily relate to development obligations of Multi-Family Communities.

     We expect that our subsidiaries will satisfy their loan and other contractual obligations in the ordinary course of business and in accordance with applicable contractual terms. As that occurs, our liability exposure will be decreased and, eventually, we will not have any continuing obligations with respect to these projects.

     We have no material capital or operating leases.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for us beginning April 1, 2002.

     Due to the adoption of SFAS 144, we now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included as discontinued operations in the statements of operations. Land assets are reported in continuing operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable only for guarantees issued or modified after December 31, 2002. We do not expect the implementation of FIN 45 to have a material impact on our results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. As discussed in Note (B) of our Notes to Condensed Combining Financial Statements, Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. As discussed in Note (K) of our Notes to Condensed Combining Financial Statements, we have interests in certain joint ventures that may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (N) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect the actual performance and results of operations of the Companies:

•	Our homebuilding, commercial, multi-family and land sales operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our homebuilding, commercial, multi-family and land sales operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, developers and landowners in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Companies’ market risk from March 31, 2002. For further information regarding the Companies’ market risk, refer to the Companies’ Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2002. Based on that evaluation, the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(3)	Exhibits

None

(4)	Reports on Form 8-K

Current Joint Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated November 12, 2002, furnishing the certification of the Chief Executive Officer and the Chief Financial Officer of 3333 Holding Corporation and the certification of the Chief Executive Officer and the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION Registrant

February 14, 2003	/s/ Todd D. Newman Todd D. Newman Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX DEVELOPMENT COMPANY, L.P. Registrant By 3333 Development Corporation General Partner

February 14, 2003	/s/ Todd D. Newman Todd D. Newman Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Certifications

I, Stephen M. Weinberg, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of 3333 Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Stephen M. Weinberg Stephen M. Weinberg Chief Executive Officer

Certifications

I, Todd D. Newman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of 3333 Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Todd D. Newman Todd D. Newman Chief Financial Officer

Certifications

I, Stephen M. Weinberg, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Development Company, L.P.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Stephen M. Weinberg Stephen M. Weinberg Chief Executive Officer of 3333 Development Corporation, General Partner of Centex Development Company, L.P.

Certifications

I, Todd D. Newman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Development Company, L.P.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Todd D. Newman Todd D. Newman Chief Financial Officer of 3333 Development Corporation, General Partner of Centex Development Company, L.P.