Form 10-K
period 2003-03-31
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2003-06-03
CIK 18532, 818762, 818764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2003

Commission File No. 1-6776	Commission File Nos. 1-9624 and 1-9625, respectively
CENTEX CORPORATION	3333 HOLDING CORPORATION and
CENTEX DEVELOPMENT COMPANY, L.P.
(Exact name of registrant as specified in its charter)	(Exact name of registrants as specified in their charters)
Nevada	Nevada and Delaware, respectively
(State of incorporation)	(States of incorporation or organization)
75-0778259	75-2178860 and 75-2168471, respectively
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification Nos.)
2728 N. Harwood, Dallas, Texas 75201	2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive office, including zip code)	(Address of principal executive office, including zip code)
(214) 981-5000	(214) 981-6770
(Registrant’s telephone number)	(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on which		exchange on which
Title of each class	registered	Title of each class	registered

Centex Corporation		3333 Holding Corporation
Common Stock	New York Stock Exchange	Common Stock	New York Stock Exchange
($.25 par value)		($.01 par value)
	London Stock Exchange		London Stock Exchange

Centex Development Company, L.P.
		Warrants to Purchase	New York Stock Exchange
Class B Units of
		Limited Partnership	London Stock Exchange
Interest Expiring
November 30, 2007

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ].

     On September 30, 2002 (the last business day of the registrants’ most recently completed second fiscal quarter), the aggregate market value of the tandem traded Centex Corporation common stock, 3333 Holding Corporation common stock and Centex Development Company, L.P. warrants to purchase Class B units of limited partnership interest held by non-affiliates of the registrants was $2.68 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of determining this amount only, registrants have defined affiliates as the executive officers and directors of Centex Corporation.

     Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on May 15, 2003:

Centex Corporation	Common Stock	62,251,136	shares
3333 Holding Corporation	Common Stock	1,000	shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260	units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	208,330	units

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts A.III and B.III of this Report:

(a)  Proxy statements for the annual meetings of stockholders of Centex Corporation and 3333 Holding Corporation to be held on July 17, 2003.

JOINT ANNUAL REPORT ON

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2003

CENTEX CORPORATION AND SUBSIDIARIES

AND
3333 HOLDING CORPORATION AND SUBSIDIARY
AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

JOINT EXPLANATORY STATEMENT

     On November 30, 1987, Centex Corporation distributed as a dividend to its stockholders, through a nominee, all of the 1,000 issued and outstanding shares of common stock of 3333 Holding Corporation and 900 warrants to purchase Class B Units of limited partnership interest in Centex Development Company, L.P. Pursuant to an agreement with the nominee, the nominee is the record holder of the 3333 Holding Corporation common stock and warrants to purchase Class B Units of Centex Development Company on behalf of and for the benefit of persons who are from time to time the holders of the Centex Corporation common stock. Each Centex Corporation stockholder owns a beneficial interest in that portion of the common stock of 3333 Holding Corporation and the warrants to purchase Class B Units of Centex Development Company that the total number of shares of Centex Corporation common stock held by such stockholder bears to the total number of shares of Centex Corporation common stock outstanding from time to time. This beneficial interest is not represented by a separate certificate or receipt. Instead, each stockholder’s beneficial interest in such pro rata portion of the shares of 3333 Holding Corporation common stock and the Centex Development Company warrants is represented by the certificate or certificates evidencing his Centex Corporation common stock and is currently tradable only in tandem with, and as a part of, each stockholder’s Centex Corporation common stock. The tandem securities are listed and traded on the New York Stock Exchange and the London Stock Exchange and are registered with the Securities and Exchange Commission separately under Section 12(b) of the Securities Exchange Act of 1934, or the Exchange Act. 3333 Holding Corporation and Centex Development Company were each organized in 1987 in connection with the distribution described above. 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation, holds a 1% interest in, and is the sole general partner of, Centex Development Company. Centex Corporation indirectly owns 100% of the Class A Units and 100% of the Class C Units of the limited partnership interest in Centex Development Company. These units are collectively convertible into 20% of the Class B Units of the limited partnership in Centex Development Company. Please refer to the ownership chart on page 3.

     At present, Centex Corporation, 3333 Holding Corporation and Centex Development Company have elected to satisfy their respective periodic reporting obligations under the Exchange Act by preparing and filing joint periodic reports. Part A of this Annual Report on Form 10-K for the fiscal year ended March 31, 2003, or fiscal 2003, relates to Centex Corporation and its subsidiaries. Part B of this Report relates to 3333 Holding and its subsidiary, 3333 Development Corporation and to Centex Development Company and its subsidiaries.

     You should read this Report together with the proxy statements of Centex Corporation and 3333 Holding Corporation for their respective 2003 annual meetings of stockholders, the Annual Report to Stockholders of Centex Corporation for fiscal 2003 and the Annual Report to Stockholders of 3333 Holding Corporation and Centex Development Company for fiscal 2003. For a complete understanding of the tandem-traded securities, you should read both Part A and Part B of this Report.

     We include information concerning the earnings and financial condition of the three companies, on an aggregate basis, in Note (G), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 84-85 of this Report.

For a description of this ownership chart, please see the Joint Explanatory Statement on the previous page.

OWNERSHIP CHART

FORM 10-K

TABLE OF CONTENTS (continued)

Part B.	3333 HOLDING CORPORATION AND SUBSIDIARY AND
	CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
		Page

PART I
	Item 1. Business	107
	Item 2. Properties	114
	Item 3. Legal Proceedings	117
	Item 4. Submission of Matters to a Vote of Security Holders	117
PART II
	Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters	119
	Item 6. Selected Financial Data	121
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	122
	Item 7A. Quantitative and Qualitative Disclosures about Market Risk	134
	Item 8. Financial Statements and Supplementary Data	135
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	160
PART III
	Item 10. Directors and Executive Officers of the Registrants	161
	Item 11. Executive Compensation	162
	Item 12. Security Ownership of Certain Beneficial Owners and Management	163
	Item 13. Certain Relationships and Related Transactions	166
	Item 14. Controls and Procedures	166
PART IV
	Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	167
	Item 16. Principal Accountant Fees and Services	168
	SIGNATURES	169

	__________________

	INDICES TO EXHIBITS
	CENTEX CORPORATION AND SUBSIDIARIES
	3333 HOLDING CORPORATION AND SUBSIDIARY
	CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

PART A.

CENTEX CORPORATION AND SUBSIDIARIES

PREFATORY STATEMENT

     Part A of this Report (pages 6 through 106) includes information relating to Centex Corporation and its subsidiaries, SEC File No. 1-6776. See Joint Explanatory Statement on page 2 of this Report. Part B of this Report (pages 107 through 174) includes information relating separately to 3333 Holding Corporation and its subsidiary, to 3333 Development Corporation and to Centex Development Company, L.P. and subsidiaries.

PART I

ITEM 1. BUSINESS

General Development of Business

     Centex Corporation is a Nevada corporation. Our common stock, par value $.25 per share, began trading publicly in 1969. Our common stock is traded on the New York Stock Exchange, or the NYSE, and the London Stock Exchange. As of May 15, 2003, 62,251,136 shares of our common stock were outstanding. Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

     Since our founding in 1950 as a Dallas, Texas-based residential construction company, we have evolved into a multi-industry company. Our subsidiary companies operate in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. We provide a brief overview of each segment below, and we provide a more detailed discussion of each segment later in this section.

     Our Home Building operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, townhomes and low-rise condominiums. We have participated in the conventional homebuilding business since 1950. Home Building internally tracks its performance compared to the last reported twelve months of revenues for its competitors. Based on Home Building's comparisons, we believe that it ranked as the nation’s fourth largest homebuilder at March 31, 2003.

     Our Financial Services operations primarily are engaged in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. These operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, as well as sub-prime home equity lending and the sale of title insurance and various other insurance coverages. We have been in the mortgage banking business since 1973.

     Our Construction Products operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. Our involvement in the construction products business started in 1963 when we began construction of our first cement plant. During the quarter ended June 30, 1994, our construction products subsidiary, Centex Construction

Products, Inc., completed an initial public offering of 51% of its stock and began trading on the NYSE under the symbol “CXP.” Primarily as a result of Construction Products’ repurchase of its own stock, our ownership has increased to 65.1% as of March 31, 2003. Accordingly, we have consolidated Construction Products’ financial statements with our financial statements for the years ended March 31, 2003, 2002 and 2001, or fiscal 2003, 2002 and 2001.

     Our Construction Services operations involve the construction of buildings for both private and government interests, including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. We entered the Construction Services business in 1966 by acquiring a Dallas-based contractor that had been in business since 1936. We also acquired significant construction companies in 1978, 1982, 1987 and 1990.

     Our Investment Real Estate operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Through our investment in Centex Development Company, the operations also include the International Home Building business located in the United Kingdom.

     In fiscal 1988, we established Centex Development Company. Please refer to Part B of this Report for a discussion of the business of Centex Development Company.

Financial Information about Industry Segments

     Note (J), “Business Segments,” of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries on pages 88-91 of this Report contains additional information about our business segments for fiscal 2003, 2002 and 2001.

Narrative Description of Business

HOME BUILDING

     Our conventional homebuilding subsidiary, Centex Homes, purchases and develops land or lots and constructs and sells single-family homes, townhomes and low-rise condominiums. Centex Homes is the only company to rank among the nation’s top 10 homebuilders for each of the past 35 years according to Professional Builder magazine. Centex Homes sells to both first-time and move-up buyers. In fiscal 2003, over 81% of the homes we sold were single-family detached homes, and the remainder were townhomes and low-rise condominiums.

Markets

     Centex Homes follows a strategy of reducing exposure to local market volatility by diversifying operations across geographically and economically diverse markets. As of March 31, 2003, Centex Homes was building in 92 market areas, including Washington, D.C., and in 26 states. The markets are listed below by geographic areas.

Region	States	Markets

Mid-Atlantic	Maryland	Baltimore
	New Jersey	Atlantic/Cape May
Middlesex/Hunterdon/Sommerset
Monmouth/Ocean
Trenton
	North Carolina	Charlotte/Gastonia/Rock Hill
Greensboro/Winston Salem/High Point
Raleigh/Durham/Chapel Hill
Wilmington
	Pennsylvania	Philadelphia
Pittsburgh
	South Carolina	Charleston/North Charleston
Hilton Head
Myrtle Beach
	Virginia	Norfolk/Virginia Beach/Newport
Richmond/Petersburg
Washington, D.C.

Midwest	Colorado	Boulder/Longmont
Denver
Eagle
Fort Collins/Loveland
Greeley
	Indiana	Indianapolis
Fort Wayne
	Illinois	Chicago
	Kentucky	Louisville
	Michigan	Ann Arbor
Detroit
Grand Rapids/Muskegon/Holland
Kalamazoo/Battle Creek
	Minnesota	Minneapolis/St. Paul
Rochester
	Missouri	St. Louis
	Ohio	Akron
Canton/Massillon
Cincinnati
Cleveland/Lorain/Elyria
Columbus
Dayton/Springfield
Mansfield
Steubenville/Weirton
Toledo
Youngstown/Warren
	Utah	Salt Lake City

Region	States	Markets

Southwest	Arizona	Phoenix/Mesa
	Nevada	Las Vegas
	New Mexico	Albuquerque
Santa Fe
	Texas	Austin/San Marcos
Brazoria
Dallas
Ft. Worth/Arlington
Galveston/Texas City
Houston
Killeen/Temple
San Antonio

Southeast	Florida	Daytona Beach
Ft. Lauderdale
Ft. Myers/Cape Coral
Ft. Pierce/St. Lucie
Ft. Walton Beach
Jacksonville
Lakeland/Winter Haven
Naples
Orlando
Punta Gorda
Sarasota/Bradenton
Tampa/St. Petersburg/Clearwater
West Palm Beach/Boca Raton
	Georgia	Atlanta
	South Carolina	Columbia
Greenville/Spartanburg/Anderson
	Tennessee	Nashville

West Coast	California	Bakersfield
Fresno
Kings County
Los Angeles/Long Beach
Oakland
Orange County
Riverside/San Bernardino
Sacramento
San Diego
San Jose
San Luis Obispo
Visalia/Tulare/Porterville
Yolo
	Hawaii	Hawaii
	Nevada	Reno
	Oregon	Eugene
Portland/Vancouver
	Washington	Seattle/Bellevue/Everett
Tacoma

     In fiscal 2003, Centex Homes closed 26,427 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $57,000 to about $1.6 million. The average sale price in fiscal 2003 was $220,183.

     Our practice has been to acquire land, build homes on the land and sell the homes within 24 to 36 months from the date of land acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. The purchase of finished lots generally allows us to shorten the lead time to commence construction and reduces the risk of unforeseen improvement costs and volatile market conditions. We have acquired a substantial amount of finished and partially improved lots and land through option agreements that we exercise over specified time periods or, in certain cases, as the lots are needed. At March 31, 2003, Centex Homes owned approximately 60,000 lots and had rights to purchase approximately 71,000 lots. In addition, Centex Homes enters into joint ventures for land acquisition, development and other activities. Centex Homes holds less than a majority interest in these joint ventures, therefore we do not consolidate these joint ventures in our financial statements.

     Our growth strategy for Centex Homes has been focused primarily on internally generated, organic growth opportunities through land acquisition and development in existing business units. As a secondary driver, we have also grown the business through the acquisition of other homebuilding companies. Since April 1998 we have acquired homebuilding operations of the following companies:

Company	Date Acquired	Description

Wayne Homes	April 1998	Builds single-family homes in the “on-your-lot” market segment.
Teal Homes	May 1998	Builds single-family homes for the first-time and move-up buyer in the Richmond, Virginia area.
Calton Homes	December 1998	Builds single-family homes for the first-time and move-up buyer in New Jersey.
Real Homes	September 1999	Builds single-family homes for the first-time and move-up buyer in the Las Vegas, Nevada area.
Selective Group	March 2001	Builds single-family homes for the first-time and move-up buyer in the Detroit, Michigan area.
CityHomes	March 2001	Builds upscale urban townhomes and condominiums in the Dallas, Texas area.
Jones Company	January 2003	Builds single-family homes for the first-time and move-up buyer in the St. Louis, Missouri and Indianapolis, Indiana areas.

     In addition, in July 1999, we acquired substantially all of the land and other operating assets for the construction of single-family homes, townhomes and duplexes from Sundance Homes, a suburban Chicago homebuilder. Sundance Homes retained its name and continues to operate in other markets in which we do not compete.

     The table below summarizes by geographic area Centex Homes’ home closings, sales (orders) backlog and sales (orders) for the five most recent fiscal years. Some of the prior year balances have been reclassified to be consistent with the fiscal 2003 presentation.

Closings (in units):

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Mid-Atlantic	4,501	3,877	3,395	3,058	2,332
Southeast	4,851	4,440	4,137	4,142	3,559
Midwest	4,695	3,688	3,296	3,089	2,062
Southwest	8,157	6,910	5,661	4,923	3,779
West Coast	4,223	4,045	4,170	3,692	3,060

	26,427	22,960	20,659	18,904	14,792

Average Sales Price (in 000’s)	$220	$214	$206	$192	$186

Sales (Orders) Backlog, at the end of the period (in units):

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Mid-Atlantic	2,148	1,503	1,365	1,210	1,061
Southeast	2,713	2,315	1,936	1,891	1,831
Midwest	2,920	2,093	2,037	1,628	1,355
Southwest	2,258	2,361	2,546	1,861	1,624
West Coast	2,011	1,099	1,381	989	921

	12,050	9,371	9,265	7,579	6,792

Sales (Orders) (in units):

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Mid-Atlantic	5,146	3,936	3,550	3,207	2,464
Southeast	5,249	4,819	4,182	4,202	3,952
Midwest	5,087	3,744	3,572	3,207	2,515
Southwest	8,054	6,725	6,325	5,031	4,010
West Coast	5,132	3,763	4,562	3,760	2,990

	28,668	22,987	22,191	19,407	15,931

     We define backlog units as units that have been sold, as indicated by a signed contract, but not closed. Substantially all of these orders are expected to be filled during fiscal year 2004.

Competition and Other Factors

     The conventional homebuilding industry is essentially a “local” business and is highly competitive. We compete in each of Centex Homes’ market areas with numerous other homebuilders, including national, regional and local builders. Centex Homes’ top six competitors based on revenues for their most recent year-end are as follows: Beazer Homes, D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte and Ryland. Centex Homes’ operations accounted for approximately 1.6% of the total for-sale housing starts in the United States for the twelve months ended March 31, 2003. The main competitive factors affecting

Centex Homes’ operations are location, price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Centex Homes competes effectively by maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

     The homebuilding industry is cyclical and is particularly affected by changes in national and local economic conditions, job growth, long-term and short-term interest rates, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

     The homebuilding industry is subject to extensive and complex regulations. Centex Homes and its subcontractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning, building standards, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species. Centex Homes is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporated building materials and building designs. All of these regulatory requirements are applicable to all homebuilding companies, and, to date, compliance with these requirements has not had a material impact on us. We believe that Centex Homes is in material compliance with these requirements.

     We purchase materials, services and land from numerous sources and believe that we can deal effectively with the problems we may experience relating to the supply or availability of materials, services and land.

FINANCIAL SERVICES

     Our Financial Services operations primarily are engaged in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. These operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, as well as sub-prime home equity lending and the sale of title insurance and various other insurance coverages.

Conforming Mortgage Banking

     We established CTX Mortgage Company, L.L.C., or CTX Mortgage, together with its predecessors and affiliates, to provide mortgage financing for homes built by Centex Homes. By opening CTX Mortgage offices in Centex Homes’ housing markets, we have been able to provide mortgage financing for an average of 68% of Centex Homes’ sales, other than cash sales, over the past five years. In fiscal 2003, this capture ratio was 73%. In 1985, we expanded CTX Mortgage’s operations to include mortgage loans that are not associated with the sale of homes built by Centex Homes. We refer to mortgage financing for homes built by Centex Homes as Builder loans and to mortgage financing for homes built by others as Retail loans.

     At March 31, 2003, CTX Mortgage had 223 offices located in 36 states. The offices vary in size depending on loan volume.

     The following table shows the unit breakdown of Builder and Retail loans for CTX Mortgage for the five years ended March 31, 2003:

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Loan Types:
Builder	18,127	15,435	12,506	10,958	9,882
Retail	66,807	64,949	48,244	48,301	66,496

	84,934	80,384	60,750	59,259	76,378

Origination Volume (in billions)	$13.99	$12.45	$8.88	$8.11	$10.06
Percent of Centex Homes Non-Cash Closings Financed	73%	72%	64%	61%	70%

     We provide mortgage origination and other mortgage-related services for the Federal Housing Administration, or FHA, the Department of Veterans’ Affairs, or VA, and conventional loans on homes that Centex Homes or others build and sell, as well as resale homes and refinancing of existing mortgages. Our loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the loans qualify for inclusion in programs sponsored by the Government National Mortgage Association, or GNMA, the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. These loans are known in the industry as “conforming” loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage or private investors who subsequently purchase the loans or are funded by private investors who pay a broker fee to CTX Mortgage for referring a loan.

     CTX Mortgage’s principal sources of income consist of sales of mortgage loans, inclusive of all service rights, and, to a lesser extent, net interest income and other fees. Generally, we sell our right to service the mortgage loans and retain no other residual interests.

     We also participate in joint-venture agreements with third-party homebuilders and other real estate professionals to provide mortgage originations for their customers. These joint venture companies are fully consolidated in CTX Mortgage’s financial statements. At March 31, 2003, CTX Mortgage had 23 of these agreements, operating in 24 offices located in 11 states.

     In fiscal 2000, CTX Mortgage entered into a mortgage loan purchase agreement with Harwood Street Funding I, L.L.C., or HSF-I, that we refer to as the HSF-I Purchase Agreement. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation at March 31, 2003. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At March 31, 2003, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.50 billion. Under the terms of the sales agreement, CTX Mortgage is the sole manager of HSF-I and, in that capacity, arranges for the sale of these loans into the secondary market. For a subservicing fee, CTX Mortgage also acts as servicer of these mortgage loans for HSF-I until HSF-I sells the loans. At March 31, 2003, CTX Mortgage was servicing approximately $2.27 billion of mortgage loans owned by HSF-I. For further discussion of HSF-I and the implication of recent accounting pronouncements on HSF-I, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Off-Balance-Sheet and Other Obligations” below.

Sub-Prime Home Equity Lending

     We formed the predecessors of Centex Home Equity Company, L.L.C., or Home Equity, in fiscal 1995. The business of Home Equity involves the origination of primarily nonconforming home equity mortgage loans. The sub-prime lending market comprises borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including credit histories that may limit a borrower’s access to credit or a borrower’s need for specialized loan products such as cash-out refinance and jumbo loans. Since its inception, Home Equity has focused on lending to individuals who have substantial equity in their homes but have impaired or limited credit histories. Home Equity’s mortgage loans to these borrowers are made primarily for such purposes as debt consolidation, refinancing, home improvement or educational expenses. Substantially all of Home Equity’s mortgage loans are secured by first mortgage liens on one- to four-family residences and have amortization schedules ranging from 5 to 30 years.

     At March 31, 2003, Home Equity had 162 offices and was doing business in 47 states. Home Equity originates home equity loans through five major origination sources:

•	a retail branch network;

•	a broker referral network;

•	referrals from its conforming mortgage affiliate, CTX Mortgage;

•	a correspondent mortgage banker network; and

•	Home Equity’s direct sales unit that sources loans primarily through the Internet.

     The following table summarizes Home Equity’s origination statistics for the five-year period ended March 31, 2003:

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Loans	29,448	26,955	26,418	20,568	15,582
Origination Volume (in billions)	$2.51	$2.09	$1.72	$1.32	$1.02

     We began servicing loans through Home Equity in fiscal 1997. Servicing fees for sub-prime loans are significantly higher than for conforming loans primarily due to the frequency of contact with customers. Servicing encompasses, among other activities, the following processes: billing, collection of payments, movement of cash to the payment clearing bank accounts, investor reporting, customer help, recovery of delinquent payments, instituting foreclosure and liquidation of the underlying collateral. As of March 31, 2003, Home Equity was servicing a sub-prime loan portfolio of approximately $5.48 billion.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that resulted in the securitizations of the loans being accounted for as sales. Under this structure, Home Equity retained a residual interest in, as well as the servicing rights to, the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result of the sales accounting treatment, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. Between February 1998 and March 2000, Home Equity completed nine securitizations totaling approximately $2.38 billion in loans under this structure. As of March 31, 2003, Home Equity had a remaining MSRI of $106.4 million.

     We changed the structure of securitizations beginning April 1, 2000. Subsequent to March 31, 2000, securitizations have been accounted for as borrowings; interest has been recorded over the life of the loans using the interest, or actuarial, method; the mortgage loans receivable and the securitization debt have remained on Home Equity’s balance sheet and the related interest margin has been reflected in our income statement. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. The change in structure of the securitizations has no effect on the cash flow and profit recognized over the life of the mortgages. However, the change did affect the timing of profit recognition. Interest margin, rather than gain on sale of loans, is now Home Equity’s primary source of operating income. From April 1, 2000 to March 31, 2003, Home Equity completed 11 securitizations totaling approximately $5.34 billion in loans under this structure.

     Home Equity’s principal sources of income are from interest income, loan origination fees and servicing fees.

Other Financial Services Operations

     We offer title agent, title underwriting, closing, appraisal and other settlement services in 25 states under the names of Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company. Our Optima Information Solutions subsidiary provides property information reports, document recording and retrieval, due diligence reports and pre-foreclosure information electronically in all 50 states. Through Westwood Insurance, a multi-line property and casualty insurance agency, we market homeowners and auto insurance to some of our customers and customers of approximately 24 other homebuilders in 50 states. Westwood Insurance also provides coverage for some commercial customers. Our Technologies Group, headquartered in Edmond, Oklahoma, provides mortgage quality control services, owns and operates an automated mortgage processing system and provides the mortgage industry with regulations and guidelines in an electronic format.

Competition and Other Factors

     The financial services industry in the United States is highly competitive. CTX Mortgage competes with commercial banks, other mortgage banking companies and other financial institutions to supply mortgage financing at attractive rates to purchasers of homes, as well as to the general public. Home Equity competes with commercial banks, other sub-prime lenders and other financial institutions to supply sub-prime financing at attractive rates. Our title and insurance operations compete with other providers of title and insurance products to sell their products to purchasers of our homes, as well as to the general public. Many of the competitors of our financial services companies have greater resources than we do. During fiscal 2003, Financial Services continued to operate in a very competitive environment.

     The Financial Services operations are subject to extensive state and federal regulations, as well as the rules and regulations of, and examinations by, FNMA, FHLMC, FHA, VA, Department of Housing and Urban Development, or HUD, GNMA and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing loans and providing title and other insurance products. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on our Financial Services operations, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees, loan amounts and premiums for title and other insurance. Our Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC, GNMA and some state regulators.

     As an approved FHA mortgagee, CTX Mortgage is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Our title and insurance operations are subject to examination by state authorities. Mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, that also applies to our insurance operations, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act and the regulations promulgated under such statutes, among other federal and state consumer credit laws. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements seek to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

CONSTRUCTION PRODUCTS

     Construction Products’ operations include the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. As of March 31, 2003, our ownership in Construction Products was approximately 65.1%.

Cement

     Construction Products operates cement plants in or near Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. The plants in Buda and LaSalle are owned by separate partnerships in which Construction Products has a 50% interest. Construction Products proportionally consolidates its pro rata interest in the revenues, expenses, assets and liabilities of those extractive industry joint ventures. The kiln start-up dates of the cement plants were as follows: Buda, Texas, 1978 (expanded 1983); LaSalle, Illinois, 1974; Fernley, Nevada (2 kilns), 1964 and 1969 and Laramie, Wyoming (2 kilns), 1988 and 1996. All four of the cement plants are fuel-efficient dry process plants.

     Construction Products’ net cement production, excluding the partners’ 50% interest in the Buda and LaSalle plants, totaled approximately 2.27 million tons in fiscal 2003 and 2.24 million tons in fiscal 2002. Total net cement sales were 2.36 million tons in fiscal 2003 and 2.44 million tons in fiscal 2002, as all four cement plants sold all of the product they produced. During the past five years, Construction Products purchased cement from others to be resold. In fiscal 2003, 6.7% of the cement sold by Construction Products was acquired from outside sources, compared to 10.5% in fiscal 2002.

Raw Materials and Fuel Supplies

     The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Construction Products obtains limestone principally through mining and extraction operations at quarries owned or leased by Construction Products or its partnerships that are located in close proximity to the plants. Construction Products’ management believes that the estimated recoverable limestone reserves owned or leased by it or its partnerships will permit its Buda, Texas; LaSalle, Illinois and Laramie, Wyoming plants to operate at present production capacity for at least 30 years and the Fernley, Nevada plant to operate at its present production capacity for at least 12 years. Construction Products’ management expects that additional limestone reserves for the Fernley plant will be available when needed on an economically feasible basis, although such reserves may be more distant and more expensive to transport than the Fernley plant's existing reserves.

     The cement plants use coal and coke as their primary fuel but are equipped to burn natural gas as an alternative fuel. Electric power is a major cost component in the manufacture of cement. Construction Products seeks to diminish overall power costs by adopting interruptible power supply agreements, which may expose the plants to some production interruptions during periods of power curtailment. While power and coal costs generally increased during fiscal 2003 because of the location of Construction Product's cement plants, such increases are not expected to significantly impact cement manufacturing costs in fiscal 2004.

Sales and Distribution

     Demand for cement is highly cyclical and depends on the demand for concrete products, which, in turn, depends on the demand for construction. According to estimates of the Portland Cement Association, the primary construction sectors that account for the largest shares of cement consumption are public works construction, non-residential construction and residential construction. These sectors comprised 49%, 23% and 22%, respectively, of U.S. cement consumption in calendar year 2002. No single customer of Construction Products accounted for as much as 10% of total cement sales during fiscal 2003. The principal geographic markets for Construction Products’ cement are Texas and western Louisiana, which are serviced by the Buda, Texas plant; Illinois and southern Wisconsin, which are serviced by the LaSalle, Illinois plant; Nevada, except Las Vegas, and northern California, which are serviced by the Fernley, Nevada plant and Wyoming, Utah, northern Colorado, western Nebraska and eastern Nevada, which are serviced by the Laramie, Wyoming plant.

     We distribute our cement principally by common carriers and customer pickup. In addition, we transport our cement principally by rail to storage and distribution terminals for further distribution, which expands each plant’s selling area.

Competition and Other Factors

     The cement business is extremely competitive. In every geographic area in which Construction Products sells cement, one or more other domestic producers compete. In addition, foreign companies compete in most sales areas by importing cement into the United States. The number of principal competitors operating in the same geographic areas as Construction Products’ cement plants are: six in Buda, six in LaSalle, six in Fernley and four in Laramie. Construction Products competes by operating efficient cement plants, merchandising a high quality product and providing good service and competitive pricing.

Gypsum Wallboard

     Construction Products owns and operates four gypsum wallboard manufacturing facilities: two located in Albuquerque and nearby Bernalillo, New Mexico, one located in Gypsum, Colorado (near Vail) and one located in Duke, Oklahoma, acquired in November 2000.

     Construction Products’ gypsum wallboard production totaled 1,956 million square feet in fiscal 2003 and 1,890 million square feet in fiscal 2002. Total gypsum wallboard sales were 1,933 million square feet in fiscal 2003 and 1,930 million square feet in fiscal 2002.

Raw Materials and Fuel Supplies

     Construction Products mines and extracts natural gypsum rock, the principal raw material used in the manufacture of gypsum wallboard, from mines and quarries owned, leased or subject to claims owned by Construction Products and located near its plants. Construction Products estimates that the New Mexico,

Colorado and Oklahoma mines and quarries contain approximately 50 million tons, 21 million tons and 15 million tons of gypsum reserves. Based on its current production capacity, Construction Products’ management estimates that the life of its existing gypsum rock reserves is at least 80 years in New Mexico, 35 years in Colorado and 15 years in Oklahoma. Construction Products believes other gypsum deposits are located in the immediate area of the Oklahoma plant and may be obtained at a reasonable cost when needed.

     Prior to November 2000, Construction Products purchased paper used in manufacturing gypsum wallboard from third-party suppliers. As a result of the acquisition of paperboard manufacturing operations in November 2000, Construction Products now manufactures almost all of the paper needed for its gypsum wallboard productions.

     Construction Products’ wallboard plants use large quantities of natural gas and electrical power. Construction Products currently obtains a portion of its natural gas requirements from three gas producers under gas supply agreements expiring in September 2003 for Colorado, November 2003 for New Mexico and June 2004 for Oklahoma. If the agreements are not renewed, Construction Products’ management expects to be able to obtain its gas supplies from other suppliers at competitive prices. Power for the Gypsum, Colorado plant is supplied by the cogeneration power facility that was acquired along with the gypsum wallboard plant in 1997. Natural gas costs generally increased during fiscal 2003 and are likely to remain above average fiscal 2003 gas costs in fiscal 2004. If gas costs remain at the current high level, such costs are expected to significantly impact fiscal 2004 gypsum wallboard manufacturing costs.

Sales and Distribution

     The principal sources of demand for gypsum wallboard are residential and non-residential construction, repair and remodeling. While the gypsum wallboard industry remains highly cyclical, recent growth in the repair and remodeling segment has partially mitigated the impact of fluctuations on overall levels of new construction. Construction Products sells wallboard to numerous building materials dealers, wallboard specialty distributors, home center chains and other customers located throughout the United States. Although wallboard is distributed principally in regional areas, Construction Products and some other producers have the ability to ship wallboard by rail outside their usual regional distribution areas to take advantage of other regional increases in demand. Construction Products’ rail distribution capabilities permit it to reach customers in all states west of the Mississippi River and many eastern states. During fiscal 2003, approximately 22% of Construction Products’ sales volume of gypsum wallboard was transported by rail. Construction Products had two customers that together accounted for approximately 23% of its wallboard sales during fiscal 2003.

Competition and Other Factors

     There currently are eight manufacturers of wallboard in the United States operating a total of 81 plants. Construction Products estimates that the three largest producers, of which Construction Products is not one, accounted for approximately 65% of wallboard sales in the United States in calendar year 2002. Competition among wallboard producers is primarily on a regional basis with local producers benefiting from lower transportation costs and, to a lesser extent, on a national basis. Currently, the wallboard industry has production capacity in excess of demand. This excess capacity has historically resulted in volatile pricing. Because of the commodity nature of the product, competition is based principally on price and, to a lesser extent, on product quality and customer service.

Recycled Paperboard Operations

     Construction Products conducts its recycled paperboard manufacturing operations at its Lawton, Oklahoma mill. The Lawton mill commenced commercial operation in March 2000 and was acquired by

Construction Products in November 2000. The Lawton mill has the capacity to produce up to approximately 275,000 tons, of gypsum-grade recycled paperboard annually. In fiscal 2003, its total recycled paperboard production was approximately 232,000 tons.

     Construction Products produces all of the paperboard products manufactured at the paperboard mills from 100% reclaimed paper fiber. These products are classified by the industry as recycled paperboard. Recycled paperboard products include the facing paper used in the manufacture of gypsum wallboard and recycled paperboard used by manufacturers of consumer and industrial paperboard products. The principal raw materials used by the recycled paperboard mills are reclaimed paper fiber, chemicals and water. Construction Products currently purchases reclaimed paper fiber from several sources. The recycled paperboard products are sold primarily to gypsum wallboard manufacturers. During fiscal 2003, approximately 31% of the recycled paperboard manufactured and shipped by Construction Products’ recycled paperboard mills was consumed by its own gypsum wallboard manufacturing operations and approximately 53% was shipped to two other gypsum wallboard manufacturers. Construction Products supplies one of these gypsum wallboard manufacturers through a long-term supply agreement. The loss of one or more gypsum wallboard manufacturers as customers, unless replaced by a commercially similar arrangement within a reasonable time period, could have an adverse effect on recycled paperboard sales and profit margins. The remaining 16% of the recycled paperboard manufactured and shipped by Construction Products’ recycled paperboard mills was not gypsum-grade and was shipped to various customers.

     The demand for recycled paperboard directly corresponds to the cyclical gypsum wallboard market. Construction Products competes with approximately nine other manufacturers of gypsum-grade paperboard, six of which have gypsum wallboard manufacturing operations. Substantially all of these competitors have greater financial resources. Price, quality, personal relationships and timeliness of deliveries are the principal methods of competition among paperboard producers.

Concrete and Aggregates

     Construction Products’ concrete and aggregates operations are located in and around Austin, Texas and northern California. The 10,000-acre aggregates deposit in northern California contains sufficient estimated reserves to meet current mining requirements for aggregates for a period of more than 100 years. Construction Products sells aggregates from this deposit to customers in the Sacramento, California area and in nearby counties. No single customer accounted for as much as 10% of Construction Products’ concrete and aggregates sales during fiscal 2003. Competition among concrete producers within Construction Products’ northern California and Austin markets is strong.

Environmental Matters

     The operations of Construction Products, are subject to numerous federal, state and local laws and regulations governing the protection of health and safety and the environment. Some of these laws impose permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Other laws impose obligations to clean up or remediate spins of hazardous materials into the environment. We believe that Construction Products has obtained all the material permits that are necessary to conduct its operations. We further believe that Construction Products is conducting its operations in material compliance with these permits.

     Two environmental issues deserve special mention. First, cement kiln dust or CKD is generated in connection with the operations of Construction Products’ cement plants. The federal Environmental Protection Agency or EPA has been evaluating the regulatory status of CKD under the federal Resource Conservation and Recovery Act (“RCRA”) for a number of years. In 1999, the EPA proposed a rule that would allow states to regulate properly managed CKD as a non-hazardous waste under state laws and regulations governing solid waste. In contrast, CKD that was not properly managed would be treated as a hazardous waste under RCRA. In 2002, the EPA confirmed its intention to exempt properly managed CKD from the hazardous waste requirements of RCRA. The agency announced that it would collect additional data over the next three to five years to determine if the states’ regulation of CKD is effective, which may lead the EPA to withdraw its 1999 proposal to treat any CKD as a hazardous waste. Final action implementing the 2002 announcement is expected to occur in June 2003.

     Currently, substantially all CKD produced in connection with Construction Products’ present operations is recycled, and therefore such CKD is not viewed as a waste. However, CKD was historically collected and stored on-site at Construction Products’ cement plants. If either the EPA or the states decide to impose management standards on this CKD at some point in the future, Construction Products could incur additional costs to comply with those requirements.

     A second environmental issue involves the potential regulation of greenhouse gasses from cement plants under the federal Clean Air Act. Although no restrictions have been imposed, it is possible that cement plants may be targeted because of the large amounts of carbon dioxide generated during the manufacturing process.

     Any additional environmental requirements imposed on Construction Products would also be imposed on other members of the construction products industry. Although we believe that Construction Products’ practices and procedures are consistent with industry standards, there can be no assurance that there will not be environmental liabilities or claims imposed in the future. In addition, there is always the risk of more stringent environmental laws being enacted or enforced in such a way that necessitate significant capital outlays.

CONSTRUCTION SERVICES

     Construction Services is made up of four principal operating companies with various geographic locations and project niches. Healthcare facility construction has represented nearly one-fourth of Construction Services’ business mix during recent years. New contracts for the group for fiscal 2003 totaled $0.86 billion versus $1.46 billion for fiscal 2002. The backlog of uncompleted contracts at March 31, 2003 was $1.52 billion compared to $2.18 billion at March 31, 2002. Approximately $1.20 billion of the backlog of uncompleted contracts at March 31, 2003 is projected to be put into place during fiscal year 2004. We define backlog as the uncompleted portion of all signed contracts. Construction Services’ principal subsidiaries are as follows:

Centex Construction Company, Inc. — This subsidiary has operational offices in Dallas, Houston and San Antonio, Texas; Fairfax, Virginia; Charlotte, North Carolina and Atlanta, Georgia. This company pursues negotiated work in its regional market areas.

Centex Rodgers, Inc. — This subsidiary is a nationwide healthcare construction specialist and is headquartered in Nashville, Tennessee with operational offices in Pasadena, California; Detroit, Michigan; West Palm Beach, Florida; Rochester, Minnesota and Indianapolis, Indiana.

Centex-Rooney Construction Co., Inc. — This subsidiary, based in Plantation, Florida, performs all types of work, principally within the state of Florida, and has operational offices in Miami, Orlando, Tampa, Tallahassee, Jacksonville, Ft. Myers and West Palm Beach.

Centex Engineering & Construction, Inc. — This subsidiary, which focuses on industrial client construction projects, is located in Dyersburg, Tennessee and operates principally within the state of Tennessee. The company has additional marketing offices in Memphis, Tennessee; Lexington, Kentucky and Dallas, Texas.

     As a general contractor or construction manager, Construction Services provides supervisory personnel for the construction of facilities. In addition, Construction Services may perform varying amounts of the actual construction work on a project but will generally hire subcontractors to perform the majority of the work.

     Construction contracts primarily fit into one of two formats: negotiated or competitive bid. In a negotiated format, the contractor bids a fee (fixed or percentage) over the cost of the project and, in many instances, agrees that the final cost will not exceed a designated amount. These contracts may include a provision whereby the owner will pay a part of any savings from the guaranteed amount to the contractor. In a competitive bid format, Construction Services will bid a fixed amount to construct the project based on an evaluation of detailed plans and specifications. At March 31, 2003, approximately 86% of uncompleted backlog was negotiated. Construction Services’ projects include hospitals, hotels, office buildings, correctional facilities, schools, shopping centers, airports, parking garages, sport stadiums, post offices and convention and performing arts centers.

Competition and Other Factors

     The construction industry is very competitive, and Construction Services competes with numerous other companies. With respect to competitively bid projects and negotiated healthcare work, Construction Services generally competes throughout the United States with local, regional and national contractors, depending upon the nature of the project. For negotiated projects other than healthcare, Construction Services generally competes in the subsidiary’s primary geographical area with other local, regional and national contractors. Construction Services solicits new projects by attending project bid meetings, by meeting with builders and owners and through existing customers. Construction Services competes successfully on the basis of its reputation, financial strength, knowledge and understanding of its clients’ needs.

     Construction Services’ operations are affected by federal, state and local laws and regulations relating to worker health and safety, as well as environmental laws. With respect to health and safety matters, we believe that Construction Services has taken appropriate precautions to protect employees and others from workplace hazards. Current environmental laws may require Construction Services’ operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. Construction Services’ operations are also affected by environmental laws regulating the use and disposal of hazardous materials encountered during demolition operations.

     We believe that Construction Services’ current procedures and practices are consistent with industry standards and that compliance with the health and safety laws and environmental laws does not constitute a material burden or expense.

     Construction Services’ operations obtain materials and services from numerous sources. Our construction companies have been able to deal effectively with problems they have experienced to date in the supply of materials and services.

INVESTMENT REAL ESTATE

     Investment Real Estate conducts its operations directly and through our investment in Centex Development Company. As noted in Note (G), “Centex Development Company, L.P.,” on pages 84-85 of this Report, our investment in Centex Development Company is not consolidated and is accounted for on the equity method of accounting. Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Through our investment in Centex Development Company, the operations also include the International Home Building business located in the United Kingdom.

     As of March 31, 2003, Investment Real Estate’s property portfolio consisted of land located in five states. We have major conventional homebuilding operations in most markets where Investment Real Estate owns substantial property.

     Investment Real Estate’s land portfolio, by state, at March 31, 2003 is shown in the following table:

State	Acres	Zoning

Texas	319	Industrial, Office, Retail & Residential
California	204	Residential
Florida	155	Industrial & Office
North Carolina	60	Industrial & Office
Virginia	13	Multi-Family

     At March 31, 2003, Investment Real Estate also owned, either directly or through interests in joint ventures, approximately 303,000 square feet of office and retail buildings located in Arizona and Texas.

     In addition, Investment Real Estate owns a limited partnership interest in Centex Development Company. At March 31, 2003, Centex Development Company owned or controlled: 4,739 plots in 98 residential developments located throughout England; 101 homes in 37 residential developments located throughout England; 304 acres of land located in California, Florida, Hawaii, Michigan and South Carolina and 2.1 million square feet of industrial, medical, office and retail buildings in California, Massachusetts, Michigan, Mississippi, North Carolina and Texas. At March 31, 2003, Centex Development Company had projects under development totaling approximately 200,000 square feet of office, industrial and retail projects in California and Texas, 661 multi-family units in Florida and Texas and six acres of land in a mixed-use development in Minnesota.

EMPLOYEES

     The following table presents the breakdown of employees in each line of business as of March 31, 2003:

Line of Business	Employees

Home Building	5,764
Financial Services	5,704
Construction Products	1,529
Construction Services	1,596
Investment Real Estate	605
Other Operations	2,187
Corporate	155

17,540

     The 155 corporate employees are employed by Centex Corporation; all others are employees of our various subsidiaries. The 2,187 Other Operations employees are employed by our manufactured homes and home services operations.

AVAILABLE INFORMATION

     Shareholders, securities analysts and others seeking information about our business operations and financial performance can receive copies of the 2003 Annual Report to Shareholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications filed with the Securities and Exchange Commission in Washington, D.C., without charge, by contacting our Corporate Communications office at (214) 981-6503; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com. In addition, all filings with the Securities and Exchange Commission, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings webcasts, can be accessed free of charge on our web site (www.centex.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, go to www.centex.com, select “Investor Relations” and select “SEC Filings.”

ITEM 2. PROPERTIES

     The following properties are used in the operation of our business:

     Centex Homes owns property in Dallas, Texas. This property consists of office and warehouse buildings situated on approximately 18 acres. Centex Homes also owns smaller parcels of land in rural areas of Ohio, Indiana, Pennsylvania, Florida, North Carolina, Minnesota and Washington. Situated on this land are sales offices for its “on-your-lot” market segment.

     Financial Services owns property in Edmond, Oklahoma. This property consists of two office buildings situated on approximately 12 acres of a 20-acre parcel of land. The remaining eight acres of the parcel are being held for future development or sale.

     Construction Products operates cement plants, quarries and related facilities at Buda, Texas; LaSalle, Illinois; Fernley, Nevada and Laramie, Wyoming. Construction Products owns the Fernley and Laramie facilities, and the Buda and LaSalle plants are each owned by separate joint ventures or partnerships in which Construction Products has a 50% interest. Construction Products owns its principal aggregate plants and quarries, which are located near Austin, Texas and Marysville, California. In addition, Construction Products owns gypsum wallboard plants in Albuquerque and nearby Bernalillo, New Mexico; Gypsum, Colorado and Duke, Oklahoma. Construction Products owns a paperboard mill in Lawton, Oklahoma.

     Our wholly-owned subsidiaries also own an office building and land located in Ocala, Florida.

     See “Item 1. Business” on pages 6-23 of this Report for additional information relating to the Company’s properties.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF CENTEX (See Item 10 of Part III of this Report)

     The following is an alphabetical listing of our executive officers, as such term is defined under the rules and regulations of the Securities and Exchange Commission. All of these executive officers were elected by our Board of Directors at our Annual Meeting on July 18, 2002 to serve until the next Annual Meeting of Directors or until the respective successors are duly elected and qualified. There is no family relationship between any of these officers.

Name	Age	Positions with Centex or Business Experience

Leldon E. Echols	47	Executive Vice President and Chief Financial Officer of Centex Corporation since June 2000; Partner and employee at Arthur Andersen LLP from December 1978 to May 2000

Timothy R. Eller	54	President and Chief Operating Officer of Centex Corporation since April 2002; Executive Vice President of Centex Corporation since August 1998; Chairman of the Board and Chief Executive Officer of Centex Real Estate Corporation (Chairman of the Board since April 1998; Chief Executive Officer of Centex Real Estate Corporation since July 1991; President and Chief Operating Officer of Centex Real Estate Corporation from January 1990 to March 1998; Executive Vice President from July 1985 to January 1990)

Laurence E. Hirsch	57	Chairman of the Board and Chief Executive Officer of Centex Corporation (Chairman of the Board since July 1991; Chief Executive Officer since July 1988; President from March 1985 until July 1991)

Mark D. Kemp	41	Vice President and Controller of Centex Corporation since December 2002; Partner and employee at Arthur Andersen LLP from December 1983 to August 2002

Raymond G. Smerge	59	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Centex Corporation (Executive Vice President since July 1997; Chief Legal Officer since September 1985; General Counsel and Secretary since April 1993; Vice President from September 1985 to July 1997)

Robert S. Stewart	49	Senior Vice President of Centex Corporation since May 2000; Employee at the Weyerhaeuser Company from March 1977 to May 2000, during which time he held a range of key management positions, including positions in strategic planning

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends

	Year Ended March 31, 2003			Year Ended March 31, 2002

	Price			Price

	High	Low	Dividends	High	Low	Dividends

Quarter
First	$58.89	$48.90	$.04	$45.98	$34.00	$.04
Second	$59.19	$42.53	$.04	$50.00	$28.03	$.04
Third	$52.68	$38.31	$.04	$58.80	$32.56	$.04
Fourth	$57.58	$48.30	$.04	$63.09	$51.25	$.04

The principal market for our common stock is the New York Stock Exchange (ticker symbol CTX). Our common stock also trades on the London Stock Exchange. The approximate number of record holders of our common stock at May 15, 2003 was 3,260.

On November 30, 1987, we distributed as a dividend to our stockholders securities relating to Centex Development Company, L.P. (see Note (G), “Centex Development Company, L.P.,” on pages 84-85 of this Report). Since this distribution, these securities have traded in tandem with, and as a part of, our common stock.

Amounts represent cash dividends per share paid by us on our common stock. 3333 Holding Corporation has paid no dividends on its common stock since its incorporation. We currently expect that comparable cash dividends will continue to be paid for the balance of fiscal year 2004.

The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is reported in Note (L), “Capital Stock and Employee Benefit Plans,” on pages 93-96 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data (Unaudited)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Revenues	$9,117,241	$7,748,430	$6,710,735	$6,008,136	$5,200,666
Net Earnings	$555,919	$382,226	$281,977	$257,132	$231,962
Stockholders’ Equity	$2,657,846	$2,116,773	$1,714,064	$1,419,349	$1,197,639
Net Earnings as a Percentage of Beginning Stockholders’ Equity	26.3%	22.3%	19.9%	21.5%	23.4%
Total Assets	$11,610,536	$8,985,455	$6,649,043	$3,987,903	$4,267,909
Deferred Income Tax Asset	$52,929	$76,167	$58,454	$49,907	$49,107
Total Long-term Debt, Consolidated	$6,237,213	$4,943,524	$3,040,861	$751,160	$284,299
Debt (with Financial Services reflected on the equity method) (1)	$2,105,880	$1,791,752	$1,464,993	$898,068	$587,955
Financial Services’ Debt	4,998,819	3,485,027	2,054,898	415,327	1,322,944

Total Debt, Consolidated	$7,104,699	$5,276,779	$3,519,891	$1,313,395	$1,910,899

Capitalization (with Financial Services reflected on the equity method)(1)(2)	$4,932,217	$4,063,296	$3,320,548	$2,495,784	$1,991,298
Financial Services Capitalization (2)	5,380,226	3,797,355	2,323,155	620,080	1,443,890
Consolidation Adjustments	(379,671)	(313,809)	(266,124)	(202,931)	(119,092)

Total Capitalization, Consolidated	$9,932,772	$7,546,842	$5,377,579	$2,912,933	$3,316,096

Debt as a Percentage of Capitalization (2)
Debt (with Financial Services reflected on the equity method) (1)	42.7%	44.1%	44.1%	36.0%	29.5%
Total Debt, Consolidated	71.5%	69.9%	65.5%	45.1%	57.6%
Per Common Share
Earnings Per Share — Basic	$9.15	$6.31	$4.77	$4.34	$3.90
Earnings Per Share — Diluted	$8.83	$6.11	$4.65	$4.22	$3.75
Cash Dividends	$.16	$.16	$.16	$.16	$.16
Book Value Based on Shares
Outstanding at Year End	$43.69	$34.60	$28.60	$24.14	$20.17
Stock Prices
High	$59.19	$63.09	$46.20	$42.88	$45.75
Low	$38.31	$28.03	$20.63	$17.50	$26.00

On November 30, 1987, we distributed as a dividend to our stockholders securities relating to 3333 Holding Corporation and 3333 Development Corporation (See Note (G), “Centex Development Company, L.P.,” on pages 84-85 of this Report). Since this distribution, those securities have traded in tandem with, and as a part of, our common stock.

(1)	Represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

(2)	Capitalization is composed of Debt, Negative Goodwill, Minority Interest and Stockholders’ Equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     We reported consolidated revenues of $9.12 billion for fiscal 2003, 17.7% above the $7.75 billion reported for fiscal 2002. Earnings before income taxes were $794.9 million, 28.5% more than the $618.8 million of earnings before income taxes reported last year. Net earnings for fiscal 2003 reached $555.9 million, a historical high and a 45.4% improvement over net earnings of $382.2 million in fiscal 2002. Earnings per share for fiscal 2003 were $9.15 and $8.83 for basic and diluted, respectively, compared to $6.31 and $6.11 for the prior year. The increase in net earnings is significantly higher than the increase in earnings before income taxes due to a reduction in our effective tax rate. Our effective tax rate decreased to 30.1% for the year ended March 31, 2003 from 38.2% for the year ended March 31, 2002. The decrease in the effective tax rate is primarily the result of the utilization of net operating loss carryforwards during fiscal 2003. We expect that the effective tax rate will increase slightly in fiscal 2004 to approximately 32%.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2003 (dollars in millions, except per unit data):

	For the Years Ended March 31,

	2003		2002

		% of Revenues		% of Revenues
Revenues	$5,934.5	100.0%	$4,984.8	100.0%
Cost of Sales	(4,388.5)	(73.9%)	(3,713.4)	(74.5%)
Selling, General and Administrative Expenses	(865.2)	(14.6%)	(743.9)	(14.9%)

Operating Earnings	$680.8	11.5%	$527.5	10.6%

		% Change		% Change
Units Closed	26,427	15.1%	22,960	11.1%
Average Unit Sales Price	$220,183	3.0%	$213,738	3.8%
Operating Earnings Per Unit	$25,761	12.1%	$22,973	11.6%
Backlog Units	12,050	28.6%	9,371	1.1%
Ending Operating Neighborhoods	552	16.5%	474	(1.5%)

     Revenues for the year ended March 31, 2003 increased 19.1% versus prior year, primarily due to an increase in units closed and higher unit sales prices. Units closed during fiscal 2003 increased 15.1% from 22,960 units to 26,427 units, and the average unit sales price increased 3.0% from $213,738 to $220,183. The increase in units closed was the result of a higher number of operating neighborhoods in the current year versus last year. The increase in the unit sales price was largely driven by higher selling prices in the Washington, D.C., New Jersey and California markets.

     Cost of sales was 73.9% of revenues for the year ended March 31, 2003 compared to 74.5% of revenues for the same period last year. The decrease in cost of sales as a percentage of revenue is a result of higher per unit sales price and ongoing cost reduction efforts.

     Selling, general and administrative expenses for the year ended March 31, 2003 were $865.2 million, or 14.6% of revenues, as compared to the $743.9 million and 14.9% of revenues reported for the same period last year. The dollar increase was due to incremental costs associated with closing more homes and higher personnel costs to support Home Building’s growth in neighborhoods.

     Operating earnings for the year ended March 31, 2003 were 11.5% of revenues and approximately $25,761 on a per-unit basis, compared to operating earnings of 10.6% of revenues and approximately $22,973 on a per-unit basis for the same period last year.

     Units in backlog increased 28.6% to 12,050 units at March 31, 2003 compared to 9,371 units at March 31, 2002. The increase in backlog resulted from a 16.5% increase in neighborhoods and a 24.7% increase in sales versus the prior year. Centex Homes defines backlog units as units that have been sold, as indicated by a signed contract, but not closed. Centex Homes enters fiscal 2004 with a record year end backlog of home sales and expects to continue to add more neighborhoods.

FINANCIAL SERVICES

     The Financial Services segment primarily is engaged in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, as well as sub-prime home equity lending and the sale of title insurance and various other insurance coverages. The following summarizes Financial Services’ results for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,

	2003	2002

Revenues	$855.0	$699.8

Interest Margin	$172.4	$107.7

Operating Earnings	$161.8	$114.7

Origination Volume	$16,497.4	$14,537.9

Number of Loans Originated
CTX Mortgage Company, L.L.C.
Centex-built Homes (“Builder”)	18,127	15,435
Non-Centex-built Homes (“Retail”)	66,807	64,949

	84,934	80,384
Centex Home Equity Company, L.L.C.	29,448	26,955

	114,382	107,339

	CTX Mortgage		Centex Home Equity
	Company, L.L.C.		Company, L.L.C.

	For the Years Ended March 31,		For the Years Ended March 31,

	2003	2002	2003	2002

Average Interest Earnings Assets	$198.6	$243.7	$3,895.5	$2,625.1
Average Yield	7.18%	7.86%	8.76%	9.38%
Average Interest Bearing Liabilities	$132.4	$211.0	$4,049.2	$2,653.9
Average Rate Paid	4.08%	5.57%	4.38%	5.46%

     Financial Services’ results are primarily derived from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The revenues and operating earnings of CTX Mortgage Company, L.L.C. and related entities, or CTX Mortgage, are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, interest income and other fees. Our business strategy of selling conforming loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the conforming mortgage loan secondary capital markets. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to investors and Harwood Street Funding I, L.L.C., or HSF-I. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation and subsidiaries at March 31, 2003. HSF-I purchases mortgage loans, at closing, from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and subordinated certificates that are extendable for up to five years. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or Centex Corporation and subsidiaries. CTX Mortgage sold $10.55 billion and $10.20 billion of mortgage loans to HSF-I and repurchased $6.9 million and $1.1 million of delinquent or foreclosed mortgage loans from HSF-I during the years ended March 31, 2003 and 2002, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $254.6 million and $188.9 million for the years ended March 31, 2003 and 2002, respectively. For additional information regarding HSF-I and the implication of recent accounting pronouncements on HSF-I, see “Certain Off-Balance-Sheet and Other Obligations” on pages 49-51 of this Report.

     Revenues increased 14.3% to $453.9 million for the year ended March 31, 2003 as compared to the same period last year. The increase in revenues for the year is primarily related to an increase in CTX Mortgage originations as well as higher revenue from Title and Insurance operations. The increase in originations and Title and Insurance revenues for the year ended March 31, 2003 was due, in large part, to an increase in mortgage loans originated for Centex Homes’ buyers and an increase in refinancing business.

     CTX Mortgage’s selling, general and administrative expenses increased $38.9 million to $332.2 million at March 31, 2003. This increase primarily was due to increased employee count and related costs at our Title and Insurance operations as a result of the increased volume of business discussed above. CTX Mortgage’s operating earnings were $116.3 million for the year ended March 31, 2003, resulting in a 27.2% increase as compared to the same period last year. The increase in operating earnings for the year primarily is due to the increase in revenues discussed above and a decrease in the cost per loan originated.

     In the normal course of its activities, CTX Mortgage carries inventories of loans pending sale to investors other than HSF-I and earns an interest margin, that we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage uses short-term mortgage warehouse facilities to finance these inventories of loans. The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted above led to a 32.8% increase in net interest margin for fiscal 2003 as compared to the same period last year, from $6.4 million to $8.5 million.

     For the year ended March 31, 2003, originations totaled 84,934 compared to 80,384 originations in the same period last year; loan volume was $13.99 billion compared to $12.45 billion for the same period last year; the per-loan profit was $1,369, an increase of 20.4% compared to $1,137 for the same period last year and total mortgage applications increased 17.6% to 89,986 from 76,532 applications for the same period last year. For the year ended March 31, 2003, originations increased due to an increase in mortgage loans originated for Centex Homes’ buyers and an increase in refinancing business. For the year ended March 31, 2003, per-loan profit increased due to increased operational leverage as a result of the increase in the volume of originations, as well as an increase in Title and Insurance revenues and an improvement in the spread between the weighted-average coupon rate of loans originated by CTX Mortgage and its cost of funds.

     The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations and may result in a significant curtailment of refinancing activity, which represents a substantial portion of our business. There can be no assurance that mortgage rates will remain at the current level in the future.

Sub-Prime Home Equity Lending

     The revenues of Centex Home Equity Company, L.L.C., or Home Equity, increased 32.6% to $401.1 million for the year ended March 31, 2003 as a result of continued growth in our portfolio of residential mortgage loans held for investment. Interest margin,which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans, increased to $163.9 million for the year ended March 31, 2003 as compared to $101.3 million for the same period last year. The increase in interest margin is primarily a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans. Home Equity reported operating earnings of $47.1 million for the year ended March 31, 2003, as compared to operating earnings of $25.1 million for the same period last year. The increase in Home Equity’s operating earnings is primarily the result of the increase in interest margin, as noted above. Interest income will be positively affected as the portfolio of mortgage loans held for investment increases and matures. The increase in interest margin was partially offset by an increase in servicing and production costs, mostly attributable to loan volume and loan servicing growth, and an increase in the provision for losses on residential mortgage loans held for investment. Home Equity’s selling, general and administrative expenses increased $44.0 million to $176.5 million for the year ended March 31, 2003 as a result of Home Equity’s growth. Home Equity’s increase in loan production volume, the expansion of its branch offices and the increase in the number of its employees are directly related to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures totaling approximately $26.5 million. The remainder of the increase was due to higher charges to the provision for loan losses, as discussed below.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. Under this structure, Home Equity retained a residual interest in, as well as the servicing rights to, the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. The structure of securitizations changed beginning April 1, 2000. As a result of the change, subsequent securitizations have been accounted for as borrowings; interest has been recorded over the life of the loans using the interest, or actuarial method; the mortgage loans receivable and the securitization debt have remained on Home Equity’s balance sheet and the related interest margin has been reflected in our income statement. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. The change in structure of the securitizations has no effect on the ultimate cash flow and profit recognized over the life of the mortgages. However, the change in accounting for securitizations did affect the timing of profit recognition. Interest margin, which is recognized over the life of the loan, is now Home Equity’s primary source of operating income as compared to gain on sale of loans, which previously was recognized upon securitization. Home equity loans are securitized to provide a low cost method for funding our mortgage operations, to increase our liquidity and to reduce our interest rate exposure on fixed rate loans.

     For the year ended March 31, 2003, originations totaled 29,448 compared to 26,955 originations for the same period last year; origination volume was $2.51 billion compared to $2.09 billion for the same period last year and total applications increased 43.9% to 248,150 from 172,498 applications for the same period last year. For the year ended March 31, 2003, originations increased 9.2% while origination volume increased 19.8% due to an increase in average loan size. The slight increase in the number of originations relative to the larger increase in total applications is reflective of Home Equity’s continued adherence to its credit underwriting guidelines. Average interest earning assets increased 48.4%, from $2,625.1 million in fiscal 2002 to $3,895.5 million in fiscal 2003, and the corresponding average interest bearing liabilities increased 52.6%, from $2,653.9 million in fiscal 2002 to $4,049.2 million in fiscal 2003, primarily due to an increase in the volume of loan originations and an increase in average loan size. The average yield earned on these assets decreased from 9.38% in fiscal 2002 to 8.76% in fiscal 2003, and the average rate paid on these liabilities decreased from 5.46% in fiscal 2002 to 4.38% in fiscal 2003, primarily due to lower interest rates in fiscal 2003 compared to fiscal 2002. The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted above led to a 61.8% increase in net interest margin from $101.3 million in fiscal 2002 to $163.9 million in fiscal 2003.

     At March 31, 2003, Home Equity’s total servicing portfolio consisted of 74,402 loans totaling $5.48 billion compared to 62,833 loans totaling $4.37 billion at March 31, 2002. For the year ended March 31, 2003, service fee income related to this servicing was $51.4 million compared to $38.2 million for the same period last year.

     The primary risks in Home Equity’s operations are consistent with those of the financial services industry and include credit risk associated with its loans, liquidity risk related to funding its loans and interest rate risk prior to securitization of the loans. In addition, as Home Equity services its loans, it is also subject to customer prepayment risks.

Allowance for Losses

     Home Equity originates and purchases loans in accordance with standard underwriting criteria. The underwriting standards are primarily intended to assess the creditworthiness of the mortgagee and the value of the mortgaged property and to evaluate the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses by charging the provision for losses in the statement of consolidated earnings when it believes the event causing the loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

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

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Years Ended March 31,

	2003	2002

Balance at Beginning of Period	$14,106	$2,814
Provision for Losses	34,859	17,415
Recoveries on Loans Charged Off	160	259
Losses Sustained	(20,741)	(6,382)

Balance at End of Period	$28,384	$14,106

Allowance as a Percentage of Gross Loans Held for Investment	0.6%	0.4%
Allowance as a Percentage of 90+ Days Contractual Delinquency	23.2%	16.9%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$122,479	$83,490
% Delinquent	2.6%	2.6%

     The increase in the allowance for losses in fiscal 2003 occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses, the loans charged off and the allowance ratio to continue to increase. The increase in 90+ days contractual delinquency at March 31, 2003 occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,

	2003	2002

Revenues	$501.3	$471.1
Interest Income	0.1	2.5
Cost of Sales and Expenses	(399.4)	(392.2)
Selling, General and Administrative Expenses	(5.7)	(5.5)

Operating Earnings *	$96.3	$75.9

+ Represents Construction Products’ Corporate general and administrative expenses.

*Before Minority Interest of $30.3 million and $20.8 million for fiscal 2003 and 2002, respectively.

     Construction Products’ revenues for the year ended March 31, 2003 were 6.4% higher than the same period last year. These increases were primarily the result of a $29.3 million increase in gypsum wallboard revenues and a $8.6 million increase in paperboard revenues, partially offset by a $10.0 million decrease in cement revenues for the year ended March 31, 2003. The increase in gypsum wallboard and paperboard revenues was primarily caused by higher average net sales prices when compared to the same period last year. The decrease in cement revenues was primarily caused by lower average net sales prices when compared to the same period last year.

     Construction Products’ cost of sales remained relatively consistent with the prior year. For the year ended March 31, 2003, cost of sales was 1.8% higher than the same period last year, primarily due to higher power, fuel and maintenance costs for cement and higher energy costs for gypsum wallboard.

     Construction Products’ selling, general and administrative expenses for the year ended March 31, 2003 were 3.6% higher than the same period last year. This increase was primarily the result of higher office and professional expenses.

     For the year ended March 31, 2003, Construction Products’ operating earnings, net of minority interest, increased 27% from results for the same period a year ago. Operating earnings increased primarily due to the increase in gypsum wallboard and paperboard pricing noted above.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,

	2003	2002

Revenues	$1,517.8	$1,296.0

Operating Earnings	$30.7	$36.2

New Contracts Executed	$857	$1,455

Backlog of Uncompleted Contracts	$1,520	$2,180

     Construction Services’ revenues for the year ended March 31, 2003 were 17.1% higher than revenues for the same period last year. The increase in revenues was primarily the result of the stage of execution of certain longer-term contracts, as well as an increase in the volume of shorter-term contracts. Operating earnings for the group decreased 15.2% in the year ended March 31, 2003 compared to the same period last year primarily as a result of a decrease in project margins reflective of the current construction environment. In addition, in fiscal 2003, Construction Services recorded a project profit write-down of $2.1 million related to a single project and a $2.4 million write-down of a long-lived asset. For the year ended March 31, 2003, new contracts executed decreased 41.1% from the same period last year, and backlog of uncompleted contracts decreased 30.3% from March 31, 2002, due to reduced activity in the commercial construction industry and delays in the execution of contracts for awarded projects. Construction Services defines backlog as the uncompleted portion of all signed contracts. Future operating margins and earnings are likely to be impacted by this reduced activity and our lower backlog.

     The Construction Services segment provided a positive average net cash flow in excess of our investment in the segment of $126.5 million for the year ended March 31, 2003 compared to $121.5 million for the same period last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,

	2003	2002

Revenues	$66.9	$72.4

Operating Earnings	$54.3	$48.1

     Investment Real Estate’s revenues for the year ended March 31, 2003 were 7.6% lower than revenues for the same period last year. Operating earnings from Investment Real Estate for the year ended March 31, 2003 totaled $54.3 million compared to $48.1 million in the same period last year. The fluctuations in revenues and operating earnings were primarily related to the timing of property sales and, as discussed below, fluctuations in results from Investment Real Estate’s investment in Centex Development Company, L.P., or the Partnership.

     Property sales contributed operating earnings of $18.3 million for the year ended March 31, 2003 and $35.8 million for the same period last year. The timing of land sales is uncertain and can vary significantly from period to period. It is not currently anticipated that any significant capital will be allocated to Investment Real Estate for new business development. Through its investment in the Partnership, Investment Real Estate will focus on the International Home Building operations and evaluate opportunistic real estate transactions.

     Included in Investment Real Estate’s operating earnings for the year ended March 31, 2003 were earnings of $33.6 million derived from its investment in the Partnership compared to earnings of $18.7 million for the same period last year. As noted in Note (G), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex, the investment in the Partnership is not consolidated and is accounted for on the equity method of accounting.

     The largest component of the Partnership is its International Home Building segment, based in London, England. Included in Investment Real Estate’s operating earnings were earnings of $20.4 million and $12.3 million for the years ended March 31, 2003 and 2002, respectively, derived from International Home Building. The increase in earnings from last year was primarily due to an increase in profits from sales of certain land holdings and an improvement in homebuilding operating margins, offset by an increase in general and administrative expenses resulting primarily from personnel additions. For the years ended March 31, 2003 and 2002, this segment closed 1,492 units at an average sales price per unit of $235,930 and 1,387 units at an average sales price per unit of $204,251, respectively. Operating earnings per unit, before interest, were $15,369 and $10,358 for the years ended March 31, 2003 and 2002, respectively.

OTHER

     Our Other segment includes Corporate general and administrative expense, interest expense and minority interest. Also included in our Other segment are our manufactured housing operations and our home services operations, which are not material for purposes of segment reporting.

	For the Years Ended March 31,

	2003	2002

Operating Loss from Manufactured Housing	$(9.2)	$(0.9)
Operating (Loss) Earnings from Home Services	(9.6)	4.0

	$(18.8)	$3.1

Corporate General and Administrative Expense	$60.3	$50.2

Interest Expense	$119.6	$115.7

Minority Interest	$30.3	$20.8

     The increase in our manufactured housing division’s operating loss in the current year is due to expenses related to the spin-off referred to below and operations that will be discontinued, including, among other things, a write-down of the value of property, plant and equipment of retail operations, a write-down in the value of the Texas manufacturing facility and a write-down in retail inventories. The decrease in our home services division’s operating earnings in the current year is primarily due to higher general and administrative expenses, including higher marketing costs, and an $8.0 million provision in the fourth quarter to reduce the carrying value of its remaining home security assets to estimated fair value. Our home services operations sold its chemical lawn care business in the second quarter. The sale of this business did not have a material effect on home service’s operating earnings.

     Subsequent to year end, on April 22, 2003, we announced the tax-free spin-off of the significant part of our manufactured homes operations to our shareholders. The spin-off will not have a material impact on our future earnings or debt coverage ratios.

     Corporate general and administrative expense represents compensation and other costs not identifiable with a specific segment. The increase in corporate general and administrative expense is primarily related to an increase in personnel and higher compensation resulting from continued improvements in our performance.

     The change in interest expense is primarily related to an increase in average debt outstanding for the year ended March 31, 2003 as compared to the same period last year. This increase is offset by an increase in net interest capitalized and lower interest rates during the year ended March 31, 2003 as compared to the same period last year.

     The increase in minority interest is primarily related to an increase in the earnings of Centex Construction Products, Inc.

     Our effective tax rate decreased to 30.1% for the year ended March 31, 2003 from 38.2% for the year ended March 31, 2002. The decrease in the effective tax rate is primarily the result of the utilization of net operating loss carryforwards during fiscal 2003. We expect that the effective tax rate will increase slightly in fiscal 2004 to approximately 32%.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     We reported consolidated revenues of $7.75 billion for fiscal 2002, 15% above the $6.71 billion reported for fiscal 2001. Earnings before income taxes were $618.8 million, 42% more than the $436.3 million of earnings before income taxes reported last year. Net earnings for fiscal 2002 reached $382.2 million, a historical high and a 36% improvement over net earnings of $282.0 million in fiscal 2001. Earnings per share for fiscal 2002 were $6.31 and $6.11 for basic and diluted, respectively, compared to $4.77 and $4.65 for the prior year.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2002 (dollars in millions, except per unit data):

	For the Years Ended March 31,

	2002		2001

		% of Revenues		% of Revenues
Revenues	$4,984.8	100.0%	$4,356.2	100.0%
Cost of Sales	(3,713.4)	(74.5%)	(3,304.9)	(75.9%)
Selling, General and Administrative Expenses	(743.9)	(14.9%)	(625.9)	(14.3%)

Operating Earnings	$527.5	10.6%	$425.4	9.8%

		% Change		% Change
Units Closed	22,960	11.1%	20,659	9.3%
Average Unit Sales Price	$213,738	3.8%	$205,913	7.5%
Operating Earnings Per Unit	$22,973	11.6%	$20,594	20.4%
Backlog Units	9,371	1.1%	9,265	22.2%

     Revenues increased 14.4% in fiscal 2002 versus prior year, primarily due to the 11% increase in units closed, from 20,659 units to 22,960 units, and the 4% increase in average unit sales price, from $205,913 to $213,738.

     Selling, general and administrative expenses increased 19% to $743.9 million in fiscal 2002 compared to $625.9 million in fiscal 2001. The increase primarily relates to higher compensation resulting from growth in Home Building’s business and profitability.

     Operating earnings for fiscal 2002 increased as a percentage of revenues and on a per-unit basis in comparison to fiscal 2001 as a result of several factors. Home Building continued to focus on reducing costs and improving operating margins through the reduction of direct construction costs. Moderate interest rates and softness in the prices of several key building materials, including lumber, cement and gypsum wallboard, are some of the factors that influenced the improved performance of the Home Building operation. Additional factors that contributed to an improved operating margin include purchasing efficiencies through regional and national programs, higher realized sales prices for our homes and more efficient house designs.

     Centex Homes responded to the events of September 11, 2001 through increased marketing efforts, purchase incentives and price discounting. These activities helped stimulate demand, increase traffic to our neighborhoods and minimize unsold housing inventory. After a brief slowdown, the business recovered and no long term impacts have been noted.

FINANCIAL SERVICES

     Our Financial Services operations primarily are engaged in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. These operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, as well as sub-prime home equity lending and the sale of title insurance and various other insurance coverages. The following summarizes Financial Services’ results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$699.8	$463.6

Interest Margin	$107.7	$31.2

Operating Earnings	$114.7	$19.7

Origination Volume	$14,537.9	$10,598.5

Number of Loans Originated
CTX Mortgage Company, L.L.C.
Centex-built Homes	15,435	12,506
Non-Centex-built Homes	64,949	48,244

	80,384	60,750
Centex Home Equity Company, L.L.C.	26,955	26,418

	107,339	87,168

	CTX Mortgage		Centex Home Equity
	Company, L.L.C.		Company, L.L.C.

	For the Years Ended March 31,		For the Years Ended March 31,

	2002	2001	2002	2001

Average Interest Earnings Assets	$243.7	$219.4	$2,625.1	$1,038.8
Average Yield	7.86%	7.79%	9.38%	10.10%
Average Interest Bearing Liabilities	$211.0	$193.3	$2,653.9	$1,002.2
Average Rate Paid	5.57%	5.78%	5.46%	7.44%

     Financial Services’ results are primarily derived from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The operating earnings of CTX Mortgage are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, net interest income and other fees. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to investors and HSF-I. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation and subsidiaries. HSF-I purchases mortgage loans, at closing, from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and five-year extendable subordinated certificates. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or Centex Corporation and subsidiaries. CTX Mortgage sold $10.20 billion and $6.69 billion of mortgage loans to HSF-I and repurchased $1.1 million and $0.3 million of delinquent or foreclosed mortgage loans from HSF-I during the years ended March 31, 2002 and 2001, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $188.9 million and $153.6 million for the years ended

March 31, 2002 and 2001, respectively. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations” on pages 49-51 of this Report.

     CTX Mortgage’s operating earnings were $91.4 million for fiscal 2002, 169% higher than earnings of $34.0 million for fiscal 2001. The increase in CTX Mortgage’s operating earnings is primarily due to a significant increase in mortgage origination volume, including substantial mortgage refinancing activity, that was the result of lower mortgage rates in the first, second and third quarters of fiscal 2002 compared to the same periods last year. For the year ended March 31, 2002, originations totaled 80,384 compared to 60,750 originations last fiscal year; loan volume was $12.45 billion compared to $8.88 billion for last fiscal year; the per-loan profit was $1,137, an increase of 103% compared to $560 for last fiscal year and total mortgage applications increased 8% to 76,532 from 70,642 applications for last fiscal year. For the year ended March 31, 2002, per-loan profit increased primarily due to an increase in Title and Insurance revenues, an improvement in the spread between the weighted average coupon rate of loans originated by CTX Mortgage and its cost of funds and a decrease in CTX Mortgage’s cost per loan originated.

     In the normal course of its activities, CTX Mortgage carries inventories of loans pending sale to investors other than HSF-I and earns an interest margin, that we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage uses short-term mortgage warehouse facilities to finance these inventories of loans. CTX Mortgage’s interest income increased 9% in fiscal 2002 to $20.6 million from $18.9 million for last fiscal year. CTX Mortgage’s interest expense for fiscal 2002 was $14.2 million, a 22% decrease from $18.1 million for last year. The increase in CTX Mortgage’s interest margin from $0.8 million to $6.4 million was primarily due to increased origination volume resulting from an increase in refinancing activities and lower interest rates on borrowings.

Sub-Prime Home Equity Lending

     Home Equity returned to profitability in fiscal 2002 after having begun to account for its securitizations completed subsequent to March 31, 2000 as borrowings rather than as sales, as discussed further below. Home Equity reported operating earnings of $25.1 million for fiscal 2002, as compared to an operating loss of $14.3 million for fiscal 2001. The increase in Home Equity’s operating earnings is primarily the result of an increase in interest margin to $101.3 million in fiscal 2002 from $30.3 million in fiscal 2001. Interest margin increased primarily as a result of an increase in the portfolio of mortgage loans held for investment.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. We changed the structure of securitizations beginning April 1, 2000. As a result of the change, subsequent securitizations have been accounted for as borrowings. Under this structure, we record interest over the life of the loans using the interest, or actuarial method. The mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. The change in structure of the securitizations has no effect on the ultimate cash flow and profit recognized over the life of the mortgages. However, the change in accounting for securitizations did affect the timing of profit recognition. Interest margin, which is recognized over the life of the loan, is now Home Equity’s primary source of operating income as compared to gain on sale of loans, which previously was recognized upon securitization. As the balance of securitizations accounted for as borrowings increases, the operating earnings should continue to increase. For the fiscal year ended March 31, 2002, originations totaled 26,955 compared to 26,418 originations for last fiscal year; loan volume was $2.09 billion compared to $1.72 billion for last fiscal year and total applications increased 16% to 172,498 from 148,702 applications for last fiscal year. Average interest earning assets increased 152.7%, from $1,038.8 million in fiscal 2001 to $2,625.1 million in fiscal 2002, and the corresponding average interest bearing liabilities increased 164.8%, from $1,002.2 million in fiscal 2001 to $2,653.9 million in fiscal 2002, primarily due to an increase in the volume of loan originations and an increase in average loan size. The average yield earned on these assets decreased from 10.10% in fiscal 2001 to 9.38% in fiscal 2002, and the average rate paid on these liabilities decreased from 7.44% in fiscal 2001 to 5.46% in fiscal 2002, primarily due to lower interest rates in fiscal 2002 compared to fiscal 2001. The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted above led to a 234.3% increase in net interest margin, from $30.3 million in fiscal 2001 to $101.3 million in fiscal 2002.

     At March 31, 2002, Home Equity’s total servicing portfolio consisted of 62,833 loans totaling $4.37 billion compared to 49,717 loans totaling $3.27 billion at March 31, 2001. For fiscal 2002, service fee income related to this long-term servicing was $38.2 million compared to $25.9 million for fiscal 2001.

Allowance for Losses

     Home Equity originates and purchases loans in accordance with standard underwriting criteria. The underwriting standards are primarily intended to assess the creditworthiness of the mortgagee and the value of the mortgaged property and to evaluate the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses by charging the provision for losses in the statement of consolidated earnings when it believes the event causing the loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

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

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Balance at Beginning of Period	$2,814	$—
Provision for Losses	17,415	4,453
Recoveries on Loans Charged Off	259	11
Losses Sustained	(6,382)	(1,650)

Balance at End of Period	$14,106	$2,814

Allowance as a Percentage of Gross Loans Held for Investment	0.4%	0.2%
Allowance as a Percentage of 90+ Days of Contractual Delinquency	16.9%	10.0%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$83,490	$28,013
% Delinquent	2.6%	1.6%

     The allowance for losses on residential mortgage loans held for investment has increased to $14.1 million at March 31, 2002 from $2.8 million at March 31, 2001. In addition, the ratio of allowance for losses to residential mortgage loans held for investment, or the allowance ratio, increased to 0.4% at March 31, 2002 from 0.2% at March 31, 2001. Prior to April 2000, the residential mortgage loans were recorded as sales and anticipated future credit losses were considered in valuing the MSRI. As a result, no allowance for losses was necessary. After April 2000, we began recording residential mortgage loans held for investment on the balance sheet, as previously discussed, and, accordingly, began recording an allowance for losses based on management’s judgment of loss exposure. The increase in the allowance for losses occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses, the loans charged off and the allowance ratio to continue to increase. The increase in 90+ days contractual delinquency at March 31, 2002 occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$471.1	$441.1
Interest Income	2.5	6.7
Cost of Sales and Expenses	(392.2)	(341.8)
Selling, General and Administrative Expenses +	(5.5)	(6.6)

Operating Earnings *	$75.9	$99.4

+Represents Construction Products’ Corporate general and administrative expenses.
*Before Minority Interest of $20.8 million and $32.4 million for fiscal 2002 and 2001, respectively.

     Construction Products’ revenues were 7% higher than the same period last year. This increase was primarily the result of an increase in cement and paperboard revenues and from a full year of sales at the Oklahoma wallboard plant that was acquired in November 2000 as discussed below. Sales volume improved for every product except concrete. However, pricing for gypsum wallboard fell 20% compared to the prior year. For the current year, Construction Products’ operating earnings, net of minority interest, represented a 24% decrease from results for the same period a year ago. Operating earnings declined primarily as a result of an 83% decrease in gypsum wallboard earnings resulting from the previously discussed decline in gypsum wallboard prices. During the first two quarters of fiscal 2002, gypsum wallboard pricing declined primarily as a result of excess supply. However, gypsum wallboard prices rebounded in the third and fourth quarters of fiscal 2002, softening the negative impact on earnings.

     During November 2000, Construction Products purchased selected strategic assets summarized below, and assumed certain liabilities. The purchase price, including the assumption of debt, was approximately $442 million. Funding came from cash on hand and borrowings under Construction Products’ $325 million senior credit facility. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based on their fair market values at the date of the acquisition. The results of operations of the asset purchase since November 10, 2000 are included in Construction Products’ financial information.

     The principal assets Construction Products acquired in November 2000 were: a gypsum wallboard plant located in Duke, Oklahoma with a production capacity of 1.1 billion square feet of wallboard; a short line railroad and railcars linking the Duke plant to adjacent railroads; a recently completed 220,000 ton-per-year lightweight recycled paper mill in Lawton, Oklahoma; a 50,000 ton-per-year Commerce City (Denver), Colorado recycled paper mill and three recycled paper fiber collection sites. The Commerce City, Colorado paperboard mill was idled on April 23, 2001. The idled facility was recorded at its estimated net realizable value of $5.0 million at the purchase date, which approximates current fair market value. The paper operations are headquartered in Lawton, Oklahoma and focus primarily on the gypsum wallboard paper business.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$1,296.0	$1,290.4

Operating Earnings	$36.2	$30.9

New Contracts Executed	$1,455.0	$1,930.1

Backlog of Uncompleted Contracts	$2,180.3	$2,021.7

     Construction Services’ revenues for fiscal 2002 were 0.4% higher than last year’s revenues. Operating earnings for the group improved in fiscal 2002 as a result of a continuing shift in recent years to higher-margin negotiated projects from lower-margin bid work. New Contracts Executed decreased 25% from prior year and Backlog of Uncompleted Contracts increased 8% in fiscal 2002, primarily due to uncertainties in the marketplace following the events of September 11, 2001. No long term impact from these events has been noted.

     The Construction Services segment provided a positive average annual net cash flow in excess of our investment in the segment of $121.5 million in fiscal 2002 and $97.8 million in fiscal 2001.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2002 (dollars in millions):

	For the Years Ended March 31,

	2002	2001

Revenues	$72.4	$33.0

Operating Earnings	$48.1	$50.9

     Included in Investment Real Estate’s fiscal 2002 revenues and operating earnings was $18.7 million derived from its investment in Centex Development Company compared to $4.6 million in fiscal 2001. As noted in Note (G), “Centex Development Company, L.P.,” on pages 84-85 of this Report, the investment in Centex Development Company is not consolidated and is accounted for on the equity method of accounting. Property sales contributed revenues and operating earnings of $47.9 million and $35.8 million, respectively, in fiscal 2002 and $24.6 million and $13.6 million, respectively, in fiscal 2001. The timing of land sales is uncertain and can vary significantly from period to period.

     Fiscal 2002 operating earnings from Investment Real Estate totaled $48.1 million compared to $50.9 million in the prior year. During fiscal 2001, the remaining negative goodwill was fully accreted.

     The largest component of Centex Development Company is its International Home Building segment, which operates through Fairclough Homes Group Limited, or Fairclough, a London, England-based homebuilder. Investment Real Estate’s investment in Fairclough, through Centex Development Company, resulted in revenues and operating earnings of $12.3 million in fiscal 2002 and an operating loss of $34,000 in fiscal 2001. The increase in Fairclough’s operating earnings was primarily due to the fact that the obligation to pay a preferred distribution on certain preference shares, issued when Centex Development Company acquired Fairclough, ended at the end of fiscal 2001. For fiscal 2002 and 2001, Fairclough closed 1,387 units at an average sales price per unit of $204,251 and 1,243 units at an average sales price per unit of $203,587, respectively. Operating earnings per unit, before interest, were $10,358 and $6,339 for fiscal 2002 and 2001, respectively.

OTHER

     Our Other segment includes Corporate general and administrative expense, interest expense and minority interest. Also included in our Other segment are our manufactured homes operations and our home services operations, which are not material for purposes of segment reporting.

	For the Years Ended March 31,

	2002	2001

Operating Loss from Manufactured Housing	$(0.9)	$(26.1)
Operating Earnings from Home Services	4.0	1.1
Operating Earnings from Other, net	—	3.4

	$3.1	$(21.6)

Corporate General and Administrative Expense	$50.2	$36.9

Interest Expense	$115.7	$99.1

Minority Interest	$20.8	$32.4

     Our manufactured homes operations had an operating loss of $0.9 million for fiscal 2002 versus a loss of $26.1 million for fiscal 2001. The fiscal 2001 loss is primarily due to a noncash charge of $19.2 million. This charge primarily was comprised of $9.5 million for the impairment of goodwill related to the manufactured homes’ retail operations and $6.5 million related to the idling of two manufacturing facilities. The charge for impairment was the result of continued losses in the retail division, which are consistent with trends of losses recognized throughout this industry.

     Our home services operations reported operating earnings of $4.0 million for fiscal 2002 compared to operating earnings of $1.1 million for fiscal 2001. The increase in operating earnings primarily relates to growth in the pest and lawn operations.

     Corporate general and administrative expense increased 36% to $50.2 million in fiscal 2002 compared to $36.9 million in fiscal 2001. The increase primarily relates to higher compensation resulting from growth in our profitability. Corporate general and administrative expenses represent compensation and other costs not identifiable with a specific segment.

     Interest expense increased 17% to $115.7 million in fiscal 2002 compared to $99.1 million in fiscal 2001. Higher average debt levels, partially offset by lower interest rates, caused most of the increase in interest expense.

     Our effective tax rate increased to 38% in fiscal 2002 from 35% in fiscal 2001. The increase in state income taxes and the absence of negative goodwill accretion in fiscal 2002 primarily caused this increase.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2003, we had cash and cash equivalents of $472.1 million, including $15.1 million in Financial Services and $13.6 million belonging to our 65.1%-owned Construction Products subsidiary. The consolidating net cash used in or provided by the operating, investing and financing activities for the years March 31, 2003, 2002 and 2001 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” on pages 64-65 of this Report for the detail supporting this summary. Note that we use the term Centex to represent a supplemental consolidating presentation that reflects the Financial Services segment as if accounted for under the equity method.

	For the Years Ended March 31,

	2003	2002	2001

Net Cash (Used in) Provided by Centex*
Operating Activities	$(132,884)	$10,890	$93,049
Investing Activities	107,333	(232,487)	(659,417)
Financing Activities	289,931	368,201	492,654

	264,380	146,604	(73,714)

Financial Services
Operating Activities	(38,348)	185,678	107,320
Investing Activities	(1,413,710)	(1,506,994)	(1,801,278)
Financing Activities	1,440,015	1,336,676	1,689,571

	(12,043)	15,360	(4,387)

Centex Corporation and Subsidiaries
Operating Activities	(5,509)	67,886	214,543
Investing Activities	(1,545,877)	(1,636,719)	(2,424,869)
Financing Activities	1,803,723	1,730,797	2,132,225

Net Increase (Decrease) in Cash	$252,337	$161,964	$(78,101)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of medium-term notes and other debt securities. During fiscal 2003, cash was primarily used in Centex Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land held for development. The funds provided by Centex Financing Activities were primarily from new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through credit facilities, securitizations, proceeds from the sale of mortgage loans to HSF-I and cash flows from operations, as described below. During fiscal 2003, cash was primarily used in Financial Services Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services Financing Activities were primarily from new debt used to fund the increased residential mortgage loan activity.

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

     Our existing credit facilities and available capacity as of March 31, 2003 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000

Construction Products
Senior Revolving Credit Facility	155,000	91,200	(2)
Annually Renewable Commercial Paper Conduit	50,000	24,743	(2)

	965,000	875,943

Financial Services
Unsecured Credit Facilities	125,000	53,500	(3)
Secured Credit Facilities	415,000	202,806	(4)
Harwood Street Funding II, L.L.C. Facility	1,500,000	865,917

	2,040,000	1,122,223

	$3,005,000	$1,998,166	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of March 31, 2003, there were no borrowings under this backup facility, and our $600 million commercial paper program had no issuance outstanding. We have not borrowed under this facility since its inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in March 2006 and the Annually Renewable Commercial Paper Conduit matures in June 2004.

(3)	Centex Corporation, CTX Mortgage and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.
(4)	CTX Mortgage and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(5)	The amount of available capacity consists of $1.88 billion of committed borrowings and $113.5 million of uncommitted borrowings as of March 31, 2003. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

     CTX Mortgage finances its inventory of mortgage loans principally through sales of Jumbo “A” and conforming loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage, holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing investment grade senior debt obligations and subordinated certificates. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations” on pages 49-51 of this Report.

     Home Equity finances its inventory of mortgage loans through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.50 billion. HSF-II obtains funds through the sale of subordinated notes that are rated BBB by Standard & Poor’s, or S&P, Baa2 by Moody’s Investors Service, or Moody’s, and BBB by Fitch Ratings, or Fitch, and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2003, we were in compliance with all of these covenants.

     As of March 31, 2003, our short-term debt was $867.5 million, approximately $842.2 million of which was applicable to Financial Services and $25.3 million of which was applicable to Construction Products. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper programs and from uncommitted bank facilities.

     During fiscal 2003, we issued three senior notes and issued notes under a medium-term note program. The senior notes included $225.0 million at 5.80%, maturing in fiscal year 2010; $35.0 million at 5.46%, maturing in fiscal year 2008 and $300.0 million at 4.75%, maturing in fiscal year 2008. The issuance under the medium-term note program was for $15.0 million at three month LIBOR plus 1.75% (initial rate 3.36%), maturing in fiscal year 2006.

     Our outstanding debt as of March 31, 2003 was as follows (dollars in thousands) (1):

Centex
Short-Term Notes Payable	$25,257
Senior Debt:
Medium-Term Note Programs, weighted-average 4.79%, due through 2007	281,000
Long-Term Notes, weighted-average 7.05%, due through 2012	1,508,116
Other Indebtedness, weighted-average 2.81%, due through 2010	91,919
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,894
Subordinated Debentures, 8.75%, due in 2007	99,694

2,105,880

Financial Services
Short-Term Debt:
Short-Term Notes Payable	283,146
Harwood Street Funding II, L.L.C. Secured Liquidity Notes	559,083
Home Equity Loans Asset-Backed Certificates, weighted-average 4.52%, due through 2033	4,081,590
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, weighted-average 3.38%, due through 2008	75,000

4,998,819

Total	$7,104,699

(1)	Certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Our future obligations primarily consist of long-term debt and operating leases. We had no future obligations related to capital leases, purchase obligations or other long-term liabilities at March 31, 2003. Maturities of long-term debt and future obligations under operating leases of Centex and Financial Services (in thousands) during the next five years ending March 31 are:

	Long-term Debt
				Total
		Financial		Operating
	Centex	Services	Total	Leases

2004	$27,571	$1,085,397	$1,112,968	$47,666
2005	32,444	877,255	909,699	39,940
2006	395,124	666,675	1,061,799	31,326
2007	290,414	632,240	922,654	24,972
2008	359,341	771,340	1,130,681	25,093
Thereafter	975,729	123,683	1,099,412	49,539

	$2,080,623	$4,156,590	$6,237,213	$218,536

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $4.08 billion at March 31, 2003 and has no recourse to Home Equity or Centex Corporation. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. As is common in these structures, Home Equity remains liable for customary loan representations.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Harwood Street Funding I, L.L.C.

     HSF-I is an unaffiliated entity established in July 1999 that is not consolidated with Financial Services or Centex Corporation and subsidiaries as of March 31, 2003. Since December 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in September 2004 and November 2005, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.50 billion.

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

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interests of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance of obligations of CTX Mortgage, solely in its capacity as servicer, is guaranteed by Centex Corporation. CTX Mortgage received $13.3 million, $9.8 million and $5.0 million in fees for servicing loans owned by HSF-I in fiscal 2003, 2002 and 2001, respectively. These servicer obligations include repurchasing a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank, that we refer to as the Harwood Swap, under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, we have entered into a separate swap arrangement with the bank pursuant to which we have agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to us all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, we effectively bear all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets most of our risk as the counterparty to the swap supporting the payment requirements of HSF-I. We are also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of March 31, 2003, HSF-I owned $2.27 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $2.16 billion of outstanding securitized term debt and $0.11 billion of outstanding subordinated certificates. We do not guarantee the payment of any debt or subordinated certificates of HSF-I, and we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, we do retain certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. Centex Corporation guarantees CTX Mortgage’s obligation to repurchase such loans. CTX Mortgage records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage sold $10.55 billion, $10.20 billion and $6.69 billion of mortgage loans to HSF-I and repurchased $6.9 million, $1.1 million and $0.3 million of delinquent or foreclosed mortgage loans from HSF-I during the years ended March 31, 2003, 2002 and 2001, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $254.6 million, $188.9 million and $153.6 million for the years ended March 31, 2003, 2002 and 2001, respectively.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the accounting for certain entities in which equity investors do not have a controlling financial interest or the entity is unable to finance its activities without additional subordinated financial support from other parties. We believe it is probable that our interest in HSF-I will qualify as a variable interest under FIN 46, resulting in the consolidation of HSF-I in our financial statements beginning July 1, 2003. The consolidation of HSF-I will increase our residential mortgage loans held for sale, with a corresponding increase to our financial services debt. The impact on our financial position and results will be dependent upon the amount of residential mortgage loans and debt held by HSF-I upon adoption of FIN 46.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and the Partnership are entities that are neither affiliates of nor consolidated with Centex Corporation and subsidiaries at March 31, 2003. These entities were established in 1987 to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We generally are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or the Partnership. However, as of March 31, 2003, we guaranteed approximately $1.1 million of indebtedness of the

Partnership. In addition, we enter into certain land purchase and other transactions with the Partnership. For additional information regarding these entities, see the Joint Explanatory Note at the beginning of this Report and the financial statements of the Partnership, filed in tandem with this Report. In addition, for information regarding these entities and Centex Corporation and subsidiaries, on an aggregate basis, see Note (G), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex Corporation. For a discussion of the impact of FIN 46 on our accounting for transactions with these entities, see “Recent Accounting Pronouncements” below.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These joint ventures are typically large in nature, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures, accounted for using the equity method, was $102.3 million and $94.6 million at March 31, 2003 and 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $232.5 million and $144.6 million at March 31, 2003 and 2002, respectively. Our liability with respect to this debt, based on our ownership percentage of the related joint ventures, is limited to approximately $56.4 million and $27.9 million at March 31, 2003 and 2002, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At March 31, 2003 and 2002, we were not liable for any of this debt. For a discussion of the impact of FIN 46 on our accounting for transactions with non-consolidated joint ventures, see “Recent Accounting Pronouncements” below.

Letters of Credit and Guarantees

     At March 31, 2003, we had outstanding letters of credit of $116.8 million that primarily relate to development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

CRITICAL ACCOUNTING POLICIES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment, at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment would occur. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in fiscal 2003.

Insurance Accruals

     We have certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others.

Valuation of Residential Mortgage Loans Held for Investment

     Home Equity originates and purchases loans in accordance with standard underwriting criteria. The underwriting standards are primarily intended to assess the creditworthiness of the mortgagee and the value of the mortgaged property and to evaluate the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses by charging the provision for losses in the statement of consolidated earnings when it believes the event causing the loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

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

Mortgage Securitization Residual Interest

     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. For securitizations prior to April 2000, which Home Equity accounted for as sales, Home Equity retained a mortgage securitization residual interest, or MSRI. The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted-average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized. Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows. See Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries for a discussion of the sensitivity of the MSRI to changes in the assumptions.

Loan Origination Reserve

     CTX Mortgage has established a liability for anticipated losses associated with loans originated and sold to HSF-I or other unaffiliated third parties. This liability includes losses associated with certain borrower payment defaults, credit quality issues or misrepresentation. CTX Mortgage estimates the losses that may be incurred for certain loan originations based on, among other factors, historical loss rates and current trends in loan originations. This liability reflects management’s judgment of the loss exposure at the end of the reporting period.

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at March 31, 2003 to be adequate, there can be no assurance that this reserve will prove to be adequate over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers.

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

The implementation of FIN 45 did not have a material impact on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which clarifies the accounting for certain entities in which equity investors do not have a controlling financial interest or the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. At March 31, 2003, we have interests in the Partnership, HSF-I and certain joint ventures that may be affected by this interpretation. The nature of these entities’ operations and our potential maximum exposure related to these entities are discussed in the financial statements of the Partnership, filed in tandem with this Report, and in Note (F), “Indebtedness,” Note (G), “Centex Development Company, L.P.,” and Note (H), “Commitments and Contingencies” of Notes to Consolidated Financial Statements of Centex Corporation and subsidiaries. Management is in the process of evaluating the applicability of FIN 46 and the related accounting for our interests in the Partnership, HSF-I and our non-consolidated joint ventures.

     We have historically accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. On April 1, 2003, we adopted the fair value measurement provisions of SFAS No. 123 under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after April 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” or SFAS No. 148, which provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. As noted above, we will adopt the fair value measurement provisions of SFAS No. 123 effective April 1, 2003.

STOCK REPURCHASE PROGRAM

     During fiscal 2003, we repurchased a total of 874,700 shares of common stock under our stock option-related repurchase program, which we retained as treasury stock. At March 31, 2003, we had repurchased a total of 2.5 million shares out of 3.5 million shares authorized for repurchase by our Board of Directors and retired approximately 1.4 million shares.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Developments and Outlook sections, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our actual performance and results of operations:

•	Our residential Home Building operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our residential Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	Our Construction Services operations are also somewhat cyclical and sensitive to changes in economic conditions, including overall capital spending trends in the economy, changes in federal and state appropriations for construction projects and competitive pressures on the availability and pricing of construction projects.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the cost and availability of labor and construction materials; labor disputes; the ability to meet performance or schedule guarantees and cost overruns.

•	Virtually all of our homebuyers finance their home acquisitions through our Financial Services operations or third party lenders. In general, our Home Building operations can be adversely affected by increases in interest rates.

•	The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future. Our mortgage loan operations are also dependent upon the securitization market for mortgage-backed securities and the availability of mortgage warehouse financing.

•	Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. Although the amount of this allowance reflects our judgment as to our present loss exposure on these loans, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, mortgage loans receivable and residual interest in mortgage securitizations. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2003.

     We have utilized derivative instruments, including interest rate swaps and interest rate caps, in conjunction with our overall strategy to manage the amount of debt outstanding that is subject to changes in interest rates. We recognize amounts paid or received under interest rate swap or cap agreements as adjustments to interest expense. As of March 31, 2003, we had interest rate swap agreements that converted $1.26 billion of our variable-rate debt outstanding into fixed-rate debt.

     Financial Services originates, sells and securitizes conforming and nonconforming “A” mortgages, sub-prime first and second mortgages and home equity loans. Since December 1999 substantially all conforming, Jumbo “A” and GNMA-eligible mortgages have been sold to HSF-I at or near the date on which the loans were funded. As a result of the Harwood Swap and related swap agreements, as previously described in “Certain Off-Balance Sheet and Other Obligations,” we effectively bear all interest rate risks, non-credit related market risks and prepayment risks related to the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets most of our risk as the counterparty to the swap supporting the payment requirements of HSF-I. CTX Mortgage, acting as manager of HSF-I, delivers mortgages held by HSF-I to third party purchasers generally within 60 days of origination. Due to the high degree of liquidity in the “A” mortgage market and the frequency of loan sales and securitizations, the use of forward sales is an effective hedge against changes in market value that result from changes in interest rates.

     Home Equity uses interest rate swaps to hedge the market risk associated with the carrying of mortgages in anticipation of issuance of securitization debt to finance sub-prime mortgages. Home Equity will generally hold mortgages in anticipation of securitization for up to 120 days. Home Equity also uses interest rate swaps, included in the balance above, that, in effect, fix the interest rate on its variable interest rate debt.

     Prior to fiscal 2001, Home Equity retained the MSRI from its securitized pools of mortgages. As of March 31, 2003, our total MSRI was $108.1 million, comprised of $106.4 million related to Home Equity and $1.7 million related to CTX Mortgage. CTX Mortgage’s MSRI resulted from an acquisition in fiscal 2002. We continually monitor the fair value of the MSRI and review the factors expected to influence the future constant prepayment rate, or CPR, discount rates and credit losses. In developing assumptions regarding expected future CPR, we consider a variety of factors, many of which are interrelated. These factors include historical performance, origination channels, characteristics of borrowers, such as credit quality and loan-to-value relationships, and market factors that influence competition. If changes in assumptions regarding future CPR, discount rates or credit losses are necessary, the MSRI fair value is adjusted accordingly.

     We utilize both short-term and long-term debt in our financing strategy. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument but not our earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our future earnings and cash flows. We do not have an obligation to prepay any of our fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we are required to refinance such debt.

     As of March 31, 2003, short-term debt was $867.5 million, approximately $842.2 million of which was applicable to Financial Services and $25.3 million of which was applicable to Construction Products. The majority of Financial Services’ debt is collateralized by residential mortgage loans. We borrow on a short-term basis in the commercial paper market under a $600 million program size supported by a $700 million revolving credit facility due in 2005 and from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rate on short-term borrowings outstanding at March 31, 2003 was 1.6%.

     The maturities of Centex’s long-term debt outstanding at March 31, 2003 were as follows. We define Centex as a supplemental presentation that reflects the Financial Services segment as it accounted for under the equity method.

	Maturities through March 31,

(in 000’s)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Centex
Fixed Rate Debt	$13,571	$2,444	$300,124	$202,414	$335,022	$973,629	$1,827,204	$2,038,693
Average Interest Rate	7.88%	5.07%	8.96%	8.01%	4.82%	7.26%	7.18%

Variable Rated Hedged Debt (1)	$55,000	$—	$25,000	$—	$—	$—	$80,000	$80,030
Average Interest Rate	5.49%	—%	7.99%	—%	—%	—%	6.27%

Variable Rate Debt	$14,000	$30,000	$15,000	$88,000	$24,319	$2,100	$173,419	$176,380
Average Interest Rate	2.37%	3.34%	3.10%	3.32%	2.49%	2.75%	3.10%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate swaps.

     The maturities of Centex’s long-term debt outstanding at March 31, 2002 were as follows:

	Maturities through March 31,

(in 000’s)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Centex
Fixed Rate Debt	$27,716	$16,480	$339	$300,099	$202,376	$748,437	$1,295,447	$1,335,275
Average Interest Rate	6.13%	7.03%	5.86%	8.96%	8.01%	7.70%	8.00%

Variable Rated Hedged Debt (1)	$35,000	$100,000	$—	$25,000	$—	$—	$160,000	$157,667
Average Interest Rate	7.60%	5.24%	—%	7.99%	—%	—%	6.19%

Variable Rate Debt	$117,115	$77,125	$30,135	$150	$88,165	$4,985	$317,675	$317,177
Average Interest Rate	3.45%	3.56%	3.89%	1.49%	4.60%	1.49%	3.80%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate swaps.

     The following table sets forth the estimated maturity or repricing of borrowings collateralized by securitized residential mortgage loans structured as borrowings outstanding at March 31, 2003. The principal and interest on this debt is paid using the cash flows from the underlying mortgage receivables, which serve as collateral for this debt. Accordingly, the timing of the principal payments on this debt is dependent on the payments received on the underlying mortgage receivables. The amounts shown within a particular period were determined in accordance with the contractual terms of the debt, except (1) fixed-rate mortgage securities reflect estimated prepayments, which were estimated based on the results of a prepayment model we utilize, and empirical data, and (2) adjustable-rate debt is included in the period in which it is first scheduled to adjust and not in the period in which it matures. We believe that these assumptions approximate actual experience and consider them reasonable. However, the interest rate sensitivity could vary substantially if different assumptions were used or actual experience differs from the historical experience on which we base the assumptions.

	Maturities through March 31,

(in 000’s)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Financial Services
Fixed Rate Debt	$584,776	$452,417	$353,367	$459,027	$497,246	$71,177	$2,418,010	$2,501,771
Average Interest Rate	5.46%	5.62%	5.75%	5.61%	4.87%	4.01%	5.55%

Variable Rate Debt	$500,621	$424,838	$313,308	$173,214	$274,094	$52,505	$1,738,580	$1,732,822
Average Interest Rate	1.99%	2.15%	2.37%	2.43%	2.62%	2.77%	2.17%

     The following table sets forth the estimated maturity or repricing of borrowings collateralized by securitized residual mortgage loans structured as borrowings outstanding at March 31, 2002.

	Maturities through March 31,

(in 000’s)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Financial Services
Fixed Rate Debt	$489,230	$408,526	$307,484	$281,425	$292,611	$438,505	$2,217,781	$2,246,446
Average Interest Rate	4.41%	5.29%	5.99%	6.70%	6.85%	6.34%	5.67%

Variable Rate Debt	$258,131	$227,946	$145,261	$126,292	$87,011	$107,980	$952,621	$952,704
Average Interest Rate	2.39%	2.49%	2.63%	2.54%	2.42%	2.42%	2.47%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Centex Corporation and Subsidiaries

Consolidated Revenues and Operating Earnings by Line of Business	60

Statements of Consolidated Earnings	61

Consolidated Balance Sheets with Consolidating Details	62

Statements of Consolidated Cash Flows with Consolidating Details	64

Statements of Consolidated Stockholders’ Equity	66

Notes to Consolidated Financial Statements	68

Report of Independent Auditors	99

Quarterly Results	100

Centex Corporation and Subsidiaries
Consolidated Revenues and Operating Earnings by Line of Business
(Dollars in thousands)

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Revenues
Home Building	$5,934,510	$4,984,817	$4,356,172	$3,686,844	$2,819,442
	65%	64%	65%	61%	54%
Financial Services	855,015	699,760	463,646	430,611	436,299
	9%	9%	7%	7%	8%
Construction Products	501,257	471,083	441,127	470,465	381,899
	5%	6%	7%	8%	7%
Construction Services	1,517,851	1,296,024	1,290,382	1,205,762	1,350,776
	17%	17%	19%	20%	26%
Investment Real Estate	66,862	72,416	33,042	30,928	33,694
	1%	1%	—%	1%	1%
Other	241,746	224,330	126,366	183,526	178,556
	3%	3%	2%	3%	4%

	$9,117,241	$7,748,430	$6,710,735	$6,008,136	$5,200,666

	100%	100%	100%	100%	100%
Business Segment Operating Earnings (1)
Home Building	$680,777	$527,462	$425,450	$323,220	$242,223
	68%	66%	70%	56%	49%
Financial Services	161,825	114,733	19,667	32,474	92,309
	16%	14%	3%	6%	19%
Construction Products	96,268	75,868	99,441	168,611	120,310
	10%	9%	17%	29%	24%
Construction Services	30,718	36,225	30,886	23,471	15,209
	3%	5%	5%	4%	3%
Investment Real Estate	54,334	48,068	50,908	30,122	29,420
	5%	6%	8%	5%	6%
Other	(18,849)	3,140	(21,613)	2,580	(5,371)
	(2%)	—%	(3%)	—%	(1%)

	1,005,073	805,496	604,739	580,478	494,100
	100%	100%	100%	100%	100%
Corporate General and Administrative	60,289	50,189	36,924	33,015	28,104
Interest	119,560	115,766	99,069	66,844	41,581
Minority Interest in Construction Products	30,373	20,776	32,415	63,758	51,121

Earnings Before Income Taxes	$794,851	$618,765	$436,331	$416,861	$373,294

     Applicable segment operating expenses have been deducted from business segment operating earnings.

(1)	Business Segment Operating Earnings excludes corporate general and administrative expense.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2003	2002	2001

Revenues
Home Building	$5,934,510	$4,984,817	$4,356,172
Financial Services	855,015	699,760	463,646
Construction Products	501,257	471,083	441,127
Construction Services	1,517,851	1,296,024	1,290,382
Investment Real Estate	66,862	72,416	33,042
Other	241,746	224,330	126,366

	9,117,241	7,748,430	6,710,735

Costs and Expenses
Home Building	5,253,733	4,457,355	3,930,722
Financial Services	693,190	585,027	443,979
Construction Products	404,989	395,215	341,686
Construction Services	1,487,133	1,259,799	1,259,496
Investment Real Estate	12,528	24,348	(17,866)
Other	260,595	221,190	147,979
Corporate General and Administrative	60,289	50,189	36,924
Interest	119,560	115,766	99,069
Minority Interest	30,373	20,776	32,415

	8,322,390	7,129,665	6,274,404

Earnings Before Income Tax	794,851	618,765	436,331
Income Taxes	238,932	236,539	154,354

Net Earnings	$555,919	$382,226	$281,977

Earnings Per Share
Basic	$9.15	$6.31	$4.77

Diluted	$8.83	$6.11	$4.65

Average Shares Outstanding
Basic	60,782,042	60,560,788	59,095,403
Dilutive Securities:
Options	1,732,308	1,554,501	1,165,482
Convertible Debenture and Other	543,806	413,858	400,000

Diluted	63,058,156	62,529,147	60,660,885

Cash Dividends Per Share	$0.16	$0.16	$0.16

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	March 31,

	2003	2002

Assets
Cash and Cash Equivalents	$472,053	$219,716
Restricted Cash	172,321	106,270
Receivables —
Residential Mortgage Loans Held for Investment, net	4,642,826	3,279,450
Residential Mortgage Loans Held for Sale	303,328	241,793
Construction Contracts	251,024	221,705
Trade, including Notes of $32,119 and $30,908	412,311	345,311
Inventories —
Housing Projects	3,315,947	2,513,168
Land Held for Development and Sale	106,057	85,997
Construction Products	58,254	54,220
Other	25,125	25,626
Investments —
Centex Development Company, L.P.	281,100	269,178
Joint Ventures and Other	102,277	94,609
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	696,148	720,285
Other Assets —
Deferred Income Taxes	52,929	76,167
Goodwill	372,125	349,712
Mortgage Securitization Residual Interest	108,102	125,272
Deferred Charges and Other, net	238,609	256,976

	$11,610,536	$8,985,455

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,677,764	$1,438,613
Debt —
Centex	2,105,880	1,791,752
Financial Services	4,998,819	3,485,027
Payables to Affiliates	—	—
Minority Stockholders’ Interest	170,227	153,290
Stockholders’ Equity —
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 100,000,000 Shares; Outstanding 60,836,091 and 61,171,149 Shares, Respectively	15,483	15,348
Capital in Excess of Par Value	98,711	72,446
Unamortized Value of Restricted Stock	(2,398)	(2,408)
Retained Earnings	2,597,078	2,050,902
Treasury Stock, at cost; 1,096,844 and 221,854 Shares, Respectively	(45,037)	(6,559)
Accumulated Other Comprehensive Loss	(5,991)	(12,956)

Total Stockholders’ Equity	2,657,846	2,116,773

	$11,610,536	$8,985,455

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex*		Financial Services

March 31,		March 31,

2003	2002	2003	2002

$456,971	$192,591	$15,082	$27,125
8,349	4,760	163,972	101,510

—	—	4,642,826	3,279,450
—	—	303,328	241,793
251,024	221,705	—	—
214,007	197,613	198,304	147,698

3,315,947	2,513,168	—	—
106,057	85,997	—	—
58,254	54,220	—	—
16,679	22,186	8,446	3,440

281,100	269,178	—	—
102,277	94,609	—	—
405,407	498,117	—	—
654,052	672,165	42,096	48,120

(36,534)	(3,456)	89,463	79,623
355,070	332,897	17,055	16,815
—	—	108,102	125,272
156,969	179,810	81,640	77,166

$6,345,629	$5,335,560	$5,670,314	$4,148,012

$1,413,412	$1,275,720	$264,352	$162,893

2,105,880	1,791,752	—	—
—	—	4,998,819	3,485,027
—	—	25,736	187,764
168,491	151,315	1,736	1,975

—	—	—	—

15,483	15,348	1	1
98,711	72,446	200,467	202,671
(2,398)	(2,408)	—	—
2,597,078	2,050,902	198,145	116,748
(45,037)	(6,559)	—	—
(5,991)	(12,956)	(18,942)	(9,067)

2,657,846	2,116,773	379,671	310,353

$6,345,629	$5,335,560	$5,670,314	$4,148,012

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	For the Years Ended March 31,

	2003	2002	2001

Cash Flows — Operating Activities
Net Earnings	$555,919	$382,226	$281,977
Adjustments
Depreciation, Depletion and Amortization	113,213	90,659	40,509
Provision for Losses on Residential Mortgage Loans Held for Investment	34,859	17,415	4,453
Deferred Income Taxes Provision (Benefit)	23,687	(16,307)	8,019
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(42,672)	(29,918)	(4,958)
Equity in Earnings of Unconsolidated Subsidiaries	—	—	—
Asset Impairments	11,487	—	—
Minority Interest, net of Taxes	20,201	13,818	20,881
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
(Increase) Decrease in Restricted Cash	(66,051)	(44,618)	(53,718)
(Increase) Decrease in Receivables	(90,071)	39,561	(61,116)
(Increase) Decrease in Residential Mortgage Loans Held for Sale	(61,535)	40,197	184,782
Increase in Housing Projects and Land Held for Development and Sale Inventories	(734,666)	(484,157)	(159,858)
(Increase) Decrease in Construction Products and Other Inventories	(2,164)	(23,213)	(978)
Increase in Accounts Payable and Accrued Liabilities	210,162	138,577	110,149
Decrease (Increase) in Other Assets, net	19,867	(52,202)	(151,490)
(Decrease) Increase in Payables to Affiliates	—	—	—
Other	2,255	(4,152)	(4,109)

	(5,509)	67,886	214,543

Cash Flows — Investing Activities
Increase in Residential Mortgage Loans Held for Investment	(1,398,235)	(1,499,601)	(1,776,284)
Decrease (Increase) in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	52,792	(37,327)	(153,846)
Decrease (Increase) in Investment and Advances to Unconsolidated Subsidiaries	—	—	—
Acquisitions, net of Cash Acquired
Construction Products Operations	—	—	(342,200)
Home Building Operations	(137,733)	—	(100,097)
Other	—	(39,411)	—
Purchases of Property and Equipment, net	(62,701)	(60,380)	(52,442)

	(1,545,877)	(1,636,719)	(2,424,869)

Cash Flows — Financing Activities
Increase (Decrease) in Short-Term Debt, net	534,231	(213,308)	(83,205)
Centex
Issuance of Long-Term Debt	605,992	1,007,699	943,491
Repayment of Long-Term Debt	(298,491)	(699,570)	(329,658)
Financial Services
Issuance of Long-Term Debt	1,999,374	2,053,238	1,652,500
Repayment of Long-Term Debt	(1,013,186)	(458,704)	(76,632)
Retirement of Common Stock	—	—	(784)
Proceeds from Stock Option Exercises	24,024	57,725	35,985
Purchase of Treasury Stock	(38,478)	(6,559)	—
Dividends Paid	(9,743)	(9,724)	(9,472)

	1,803,723	1,730,797	2,132,225

Net Increase (Decrease) in Cash and Cash Equivalents	252,337	161,964	(78,101)
Cash and Cash Equivalents at Beginning of Year	219,716	57,752	135,853

Cash and Cash Equivalents at End of Year	$472,053	$219,716	$57,752

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

Centex*			Financial Services

For Years Ended March 31,			For Years Ended March 31,

2003	2002	2001	2003	2002	2001

$555,919	$382,226	$281,977	$152,970	$80,512	$11,865

96,214	74,816	25,220	16,999	15,843	15,289
—	—	—	34,859	17,415	4,453
23,687	(16,307)	8,019	(2,430)	(41,293)	(3,858)

(42,672)	(29,918)	(4,958)	—	—	—
(152,970)	(80,512)	(11,865)	—	—	—
11,487	—	—	—	—	—
20,201	13,818	20,881	—	—	—

(3,589)	682	(1,732)	(62,462)	(45,300)	(51,986)
(39,465)	67,482	(6,434)	(50,606)	(27,921)	(54,114)
—	—	—	(61,535)	40,197	184,782

(734,666)	(484,157)	(159,858)	—	—	—
2,842	(2,797)	(659)	(5,006)	(20,416)	(319)
108,703	98,412	79,597	91,584	30,968	36,319
18,931	(8,861)	(132,719)	3,397	139	(31,876)
—	—	—	(155,879)	135,692	(3,546)
2,494	(3,994)	(4,420)	(239)	(158)	311

(132,884)	10,890	93,049	(38,348)	185,678	107,320

—	—	—	(1,398,235)	(1,499,601)	(1,776,284)

52,761	(37,327)	(153,846)	—	—	—

239,531	(102,762)	(35,826)	—	—	—

—	—	(342,200)	—	—	—
(137,733)	—	(100,097)	—	—	—
—	(38,904)	—	—	(507)	—
(47,226)	(53,494)	(27,448)	(15,475)	(6,886)	(24,994)

107,333	(232,487)	(659,417)	(1,413,710)	(1,506,994)	(1,801,278)

6,627	18,630	(146,908)	527,604	(231,938)	63,703

605,992	1,007,699	943,491	—	—	—
(298,491)	(699,570)	(329,658)	—	—	—

—	—	—	1,999,374	2,053,238	1,652,500
—	—	—	(1,013,186)	(458,704)	(76,632)
—	—	(784)	—	—	—
24,024	57,725	35,985	1,223	2,080	50,000
(38,478)	(6,559)	—	—	—	—
(9,743)	(9,724)	(9,472)	(75,000)	(28,000)	—

289,931	368,201	492,654	1,440,015	1,336,676	1,689,571

264,380	146,604	(73,714)	(12,043)	15,360	(4,387)
192,591	45,987	119,701	27,125	11,765	16,152

$456,971	$192,591	$45,987	$15,082	$27,125	$11,765

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

				Unamortized
			Capital in	Value of
	Common Stock		Excess of	Restricted
	Shares	Amount	Par Value	Stock

Balance, March 31, 2000	58,806	$14,702	$—	$—
Exercise of Stock Options, Including Tax Benefit	1,158	289	26,554	—
Retirement of Shares	(35)	(9)	(775)	—
Cash Dividends	—	—	—	—
Net Earnings	—	—	—	—
Unrealized Gain on Investments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—

Comprehensive Income

Balance, March 31, 2001	59,929	14,982	25,779	—
Issuance of Restricted Stock	78	19	3,133	(3,152)
Amortization of Restricted Stock	—	—	—	744
Exercise of Stock Options, Including Tax Benefit	1,386	347	43,534	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(222)	—	—	—
Net Earnings	—	—	—	—
Unrealized Loss on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Unrealized Gain on Investments	—	—	—	—

Comprehensive Income

Balance, March 31, 2002	61,171	15,348	72,446	(2,408)
Issuance of Restricted Stock	20	5	995	(1,000)
Amortization of Restricted Stock	—	—	—	1,010
Exercise of Stock Options, Including Tax Benefit	520	130	19,751	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(875)	—	—	—
Other	—	—	5,519	—
Net Earnings	—	—	—	—
Unrealized Loss on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Other Comprehensive Income Items	—	—	—	—

Comprehensive Income

Balance, March 31, 2003	60,836	$15,483	$98,711	$(2,398)

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
( in thousands)

		Accumulated
	Treasury	Other
Retained	Stock	Comprehensive
Earnings	at Cost	Income (Loss)	Total

$1,405,895	$—	$(1,248)	$1,419,349
—	—	—	26,843
—	—	—	(784)
(9,472)	—	—	(9,472)
281,977	—	—	281,977
—	—	1,152	1,152
—	—	(5,001)	(5,001)

			278,128

1,678,400	—	(5,097)	1,714,064
—	—	—	—
—	—	—	744
—	—	—	43,881
(9,724)	—	—	(9,724)
—	(6,559)	—	(6,559)
382,226	—	—	382,226
—	—	(11,033)	(11,033)
—	—	2,622	2,622
—	—	552	552

			374,367

2,050,902	(6,559)	(12,956)	2,116,773
—	—	—	—
—	—	—	1,010
—	—	—	19,881
(9,743)	—	—	(9,743)
—	(38,478)	—	(38,478)
—	—	—	5,519
555,919	—	—	555,919
—	—	(10,849)	(10,849)
—	—	19,330	19,330
—	—	(1,516)	(1,516)

			562,884

$2,597,078	$(45,037)	$(5,991)	$2,657,846

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(A) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of Centex Corporation and subsidiaries (the “Company”) after the elimination of all significant intercompany balances and transactions.

Balance sheet and cash flows data is presented in the following categories:

•	Centex Corporation and Subsidiaries. This represents the consolidation of Centex, Financial Services and all of their consolidated subsidiaries. The effects of transactions among related companies within the consolidated group have been eliminated.

•	Centex. This information is presented as supplemental information and represents the consolidation of all subsidiaries other than those included in Financial Services, which are presented on an equity basis of accounting.

•	Financial Services. This information is presented as supplemental information and represents Centex Financial Services and its subsidiaries.

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

     Revenues from the sale of mortgage loans, mortgage servicing rights and loan origination fees are recognized when the related loan is sold to a third-party purchaser.

     Interest revenues on residential mortgage loans receivable are recognized as revenue using the interest (actuarial) method. Revenue accruals are suspended, except for revenue accruals related to insured mortgage loans, when the residential mortgage loan becomes contractually delinquent for 90 days or more. The accrual is resumed when the residential mortgage loan becomes less than 90 days contractually delinquent. At March 31, 2003 and 2002, residential mortgage loans, on which revenue was not being accrued, were approximately $167.1 million and $83.5 million, respectively.

     Revenue from the sale of cement, wallboard, paperboard and concrete and aggregates is recognized when goods are shipped.

     Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor. Retainages of $87.5 million and $72.9 million included in construction contracts receivable and $99.9 million and $76.1 million included in accounts payable at March 31, 2003 and 2002, respectively, are generally receivable and payable within one year.

     Claims related to long-term construction contracts are recognized as revenue only after management has determined that the collection is probable and the amount can be reliably estimated. Claims of $0, $1.8 million and $0 are included in revenues for the fiscal years ended March 31, 2003, 2002 and 2001 (“fiscal 2003,” “fiscal 2002” and “fiscal 2001”), respectively.

     Revenue for manufactured homes is recognized at the time of shipment, which is when title passes, for the manufacturing company and when homes are sold and shipped and title passes for home sales by the retail operations. For the Company’s home services operations, revenue is recognized at the time the services are rendered.

Earnings Per Share

     Basic earnings per share are computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding. Diluted earnings per share are computed based upon the basic weighted-average number of shares plus the dilution of the stock options and a convertible debenture.

     The computation of diluted earnings per share excludes anti-dilutive options to purchase 852,000 shares of Common Stock at an average price of $50.43 for the year ended March 31, 2003. The computation of diluted earnings per share excludes anti-dilutive options to purchase 1,700 shares of Common Stock at an average price of $46.07 for the year ended March 31, 2002. The computation of diluted earnings per share excludes anti-dilutive options to purchase 3,312,000 shares of Common Stock at an average price of $35.24 for the year ended March 31, 2001. Anti-dilutive options at March 31, 2003, have expiration dates ranging from July 2008 to December 2009.

Cash and Cash Equivalents

     Cash equivalents represent highly liquid investments with an original maturity of three months or less.

Restricted Cash

     Restricted cash primarily represents cash in principal and interest accounts pending remittance into the securitization trusts related to securitizations by Centex Home Equity Company, L.L.C. (“Home Equity”).

Residential Mortgage Loans

     Residential mortgage loans held for investment represent mortgage loans originated by Home Equity, which are securitized and recorded as secured borrowings in the financial statements using the portfolio method. These mortgage loans are stated at cost less an allowance for losses. Residential mortgage loans held for sale represent mortgage loans originated by CTX Mortgage Company, L.L.C. (“CTX Mortgage”), which will be sold to third parties and recorded as sales. These mortgage loans are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current market conditions. Substantially all of the mortgage loans are delivered to third-party purchasers and/or subjected to securitization within three months after origination. These loans are subject to hedge instruments during the time they are held in inventory. Substantially all of the mortgage loans are pledged as collateral for secured financings.

     Home Equity establishes an allowance for losses by charging the provision for losses in the statements of consolidated earnings when it believes the event causing the loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged to the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Home Equity believes that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. Home Equity evaluates the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects Home Equity's judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

     CTX Mortgage has established a liability for anticipated losses associated with loans originated and sold to HSF-I or other unaffiliated third parties. This liability includes losses associated with certain borrower payment defaults, credit quality issues or misrepresentation.

     CTX Mortgage estimates the losses that may be incurred for certain loan originations based on, among other factors, historical loss rates and current trends in loan originations. This liability reflects management’s judgment of the loss exposure at the end of the reporting period.

     Although Home Equity and CTX Mortgage consider the allowance for losses on residential mortgage loans held for investment and the loan origination reserve reflected in the consolidated balance sheet at March 31, 2003 to be adequate, there can be no assurance that this allowance or reserve will prove to be adequate over time to cover ultimate losses. This allowance and reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Trade Accounts and Notes Receivable

     Trade accounts receivable primarily consist of accrued interest, amounts related to securitizations, sale of servicing rights, closed unfunded home sales receivables and trade sales related to the Company’s Financial Services, Home Building and Construction Products segments and are net of an allowance for doubtful accounts. Notes receivable at March 31, 2003 are collectible primarily over four years with $18.4 million being due within one year. The weighted-average interest rate on notes receivable at March 31, 2003 was 4.5%.

Inventory, Capitalization and Segment Expenses

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. The capitalized costs, other than interest, are included in the Home Building and Investment Real Estate costs and expenses in the Statement of Consolidated Earnings when related revenues are recognized. Interest costs relieved from inventories are included as interest expense.

     Construction Products inventories are stated at the lower of average cost (including applicable material, labor and plant overhead) or market.

     General operating expenses associated with each segment of business are expensed when incurred and are included in the appropriate business segment.

Investments

     The Company maintains an investment in Centex Development Company, L.P. and subsidiaries (the “Partnership”). The investment is not consolidated and is accounted for on the equity method of accounting. See Note (G), “Centex Development Company, L.P.,” for additional information regarding the Partnership.

     The Company is a participant in certain joint ventures with interests ranging from 20% to 50%. The investments in these joint ventures are carried on the equity method in the consolidated financial statements, except for Construction Products’ 50% joint venture interests in its cement operations in Illinois and Texas. Construction Products has proportionately consolidated its pro rata interest in the revenues, expenses, assets and liabilities of those extractive industry ventures.

     The earnings or losses of the Company’s investment in the Partnership and joint ventures are included in the appropriate business segment.

Property and Equipment, net

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Depreciable lives for Buildings and Improvements typically range from 7 to 40 years; depreciable lives for Machinery, Equipment and Other typically range from 2 to 10 years and depreciable lives for Plants typically range from 20 to 30 years. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

Impairment of Long-Lived Assets

     The Company assesses housing projects, land held for development and sale and property and equipment for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     In fiscal 2003 the Company recorded impairments of $11.5 million, comprised of $4.9 million related to Manufactured Homes and $2.4 million related to Construction Services, both for the impairment of property and equipment, $2.2 million related to the write-down of inventory to market by Manufactured Homes and $2.0 million related to the impairment of property held for sale by Investment Real Estate.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment would occur. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. The Company had no impairment of goodwill in fiscal 2003. See further discussion of goodwill at Note (E), “Goodwill.”

     Negative goodwill arose in conjunction with the combination of Centex Real Estate Corporation with Vista Properties, Inc. (“Vista”) in the fiscal year ended March 31, 1997. The book value of the Vista portfolio of properties was reduced after recording certain deferred tax benefits related to the combination. Negative goodwill was accreted to earnings as a reduction of costs and expenses over the estimated period during which Vista’s tax benefits were realized and the land was developed and/or sold. During fiscal 2001, negative goodwill was fully accreted.

Mortgage Securitization Residual Interest

     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. Securitizations entered into prior to March 31, 2000 were accounted for as sales, and the resulting gains on such sales were reported in operating results during the period in which the securitizations closed. Home Equity changed the legal and economic structure of securitizations subsequent to March 31, 2000, causing securitizations after that date to be accounted for as secured borrowings.

     For securitizations accounted for as sales, Home Equity retained a residual interest (the “Mortgage Securitization Residual Interest” or “MSRI”). The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted-average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized.

     Changes in Home Equity’s MSRI were as follows:

	For the Years Ended March 31,

	2003	2002	2001

Beginning Balance	$122,316	$146,394	$160,999
Cash Received	(17,193)	(32,281)	(24,937)
Accretion and Other	1,250	8,203	10,332

Ending Balance	$106,373	$122,316	$146,394

     The Company classifies MSRI as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, carries MSRI at fair value on the Company’s balance sheet.

     Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows. Home Equity continuously monitors the fair value of MSRI and the reasonableness of the underlying assumptions in light of current market conditions.

     At March 31, 2003, Home Equity used the following assumptions in monitoring the fair value of the MSRI: cumulative credit losses of 3.98% to 5.24%; Constant Prepayment Rate (“CPR”) for fixed rate loans of 22% to 25% per annum (life to date); a CPR of 25% to 30% per annum (life to date) for variable rate loans; and a discount rate of 15% simple interest. At March 31, 2003, the expected weighted-average life of Home Equity’s MSRI balance was 2.8 years, with individual transactions ranging from 1.4 years to 3.3 years.

     Home Equity had MSRI of $106.4 million and $122.3 million at March 31, 2003 and 2002, respectively. The outstanding principal amount of the related securitized loans was $785.8 million and $1.09 billion at March 31, 2003 and 2002, respectively. Delinquencies related to MSRI were $51.0 million and $61.2 million at March 31, 2003 and 2002, respectively. Net credit losses for fiscal 2003, 2002 and 2001 were $22.4 million, $17.3 million and $13.2 million, respectively.

     At March 31, 2003, the sensitivity of the current fair value of the MSRI to an immediate 10 percent and 20 percent unfavorable change in assumptions is presented in the table below. These sensitivities are based on assumptions used to value our MSRI at March 31, 2003.

	Impact on fair value of an adverse change

Assumption	10%	20%

Credit Losses	$2,404	$4,812
Constant Prepayment Rate	$3,342	$6,298
Discount Rate	$4,034	$7,873

     These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual cash flow is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets.

     In addition to Home Equity’s MSRI, CTX Mortgage also had MSRI of $1.7 million and $3.0 million at March 31, 2003 and 2002, respectively. CTX Mortgage’s MSRI resulted from an acquisition in fiscal 2002.

Deferred Charges and Other

     Deferred charges and other are primarily composed of deferred home security system installation costs, loan fees, deposits, investments, prepaid expenses, securitization costs and other financing costs.

Advertising Costs

     Advertising costs are expensed as incurred. The advertising costs for fiscal 2003, 2002 and 2001 were $78.6 million, $78.9 million and $67.0 million, respectively.

Off-Balance-Sheet Obligations

     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found in Note (F), “Indebtedness,” and (M), “Derivatives and Hedging.”

Insurance Accruals

     The Company has certain deductible limits under its workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations. Expenses associated with insurance claims up to our deductible limits were $21.0 million, $24.8 million and $11.4 million for fiscal 2003, 2002, and 2001, respectively.

Stock-Based Employee Compensation Arrangements

     The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On April 1, 2003, the Company will adopt the fair value measurement provisions of SFAS No. 123 under which the Company will recognize compensation expense of a stock option award to an employee over the vesting period based on the fair value of the award on the grant date. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after April 1, 2003 (the prospective method), whereas awards granted prior to such date will continue to be accounted for under APB No. 25.

     The following pro forma information reflects the Company’s net earnings and earnings per share had compensation cost for stock option plans been determined based upon the fair value at the date of grant for awards in fiscal 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123.

	For the Years Ended March 31,

	2003	2002	2001

Net Income — as Reported	$555,919	$382,226	$281,977
Stock-Based Employee Compensation Expense Included in Reported Net Income, net of Related Tax Effects	4,244	484	—
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(24,512)	(24,957)	(24,473)

Pro Forma Net Income	$535,651	$357,753	$257,504

Earnings Per Share:
Basic — as Reported	$9.15	$6.31	$4.77
Basic — Pro Forma	$8.81	$5.91	$4.36
Diluted — as Reported	$8.83	$6.11	$4.65
Diluted — Pro Forma	$8.49	$5.72	$4.24

Income Taxes

     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are recognized for the consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Interest Expense

     Interest expense relating to the Financial Services segment is included in its costs and expenses. Interest expense related to segments other than Financial Services is included as a separate line item on the Statements of Consolidated Earnings.

	For the Years Ended March 31,

	2003	2002	2001

Total Interest Incurred	$328,133	$287,628	$197,679
Interest Capitalized	(73,572)	(53,568)	(41,153)
Capitalized Interest Relieved to Expense	49,450	40,851	35,115
Less — Financial Services	(184,451)	(159,145)	(92,572)

Interest Expense, net	$119,560	$115,766	$99,069

Statements of Consolidated Cash Flows – Supplemental Disclosures

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Years Ended March 31,

	2003	2002	2001

Cash Paid for Interest	$318,607	$262,488	$193,088

Net Cash Paid for Taxes	$204,368	$199,366	$172,130

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS No. 144 on April 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable only for guarantees issued or modified after December 31, 2002. The implementation of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the accounting for certain entities in which equity investors do not have a controlling financial interest or the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. At March 31, 2003, the Company has interests in the Partnership, Harwood Street Funding I, L.L.C. (“HSF-I”) and certain joint ventures that may be affected by this interpretation. In accordance with FIN 46, the nature of these entities’ operations and the Company’s potential maximum exposure related to these entities are discussed in the financial statements of the Partnership, filed in tandem with this Report, and in Note (F), “Indebtedness,” Note (G), “Centex Development Company, L.P.,” and Note (H), “Commitments and Contingencies.”

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which provides for expanded disclosure concerning stock-based compensation, including disclosures in interim financial statements, and amends SFAS No. 123. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. As noted above, the Company will adopt the fair value measurement provisions of SFAS No. 123 effective April 1, 2003.

Reclassifications

     Certain prior year balances have been reclassified to conform to the fiscal 2003 presentation.

(B)  RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment, including real estate owned, consisted of the following:

	March 31,

	2003	2002

Residential Mortgage Loans Held for Investment	$4,671,210	$3,293,556
Allowance for Losses on Residential Mortgage Loans Held for Investment	(28,384)	(14,106)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$4,642,826	$3,279,450

     At March 31, 2003, contractual maturities of residential mortgage loans held for investment were as follows:

2004	$50,169
2005	54,233
2006	58,904
2007	63,996
2008 and thereafter	4,443,908

$4,671,210

     It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

(C) ALLOWANCE FOR LOSSES ON RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Years Ended March 31,

	2003	2002	2001

Balance at Beginning of Period	$14,106	$2,814	$—
Provision for Losses	34,859	17,415	4,453
Recoveries on Loans Charged Off	160	259	11
Losses Sustained	(20,741)	(6,382)	(1,650)

Balance at End of Period	$28,384	$14,106	$2,814

Allowance as a Percentage of Gross Loans Held for Investment	0.6%	0.4%	0.2%
Allowance as a Percentage of 90+ Days Contractual Delinquency	23.2%	16.9%	10.0%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$122,479	$83,490	$28,013
% Delinquent	2.6%	2.6%	1.6%

(D) PROPERTY AND EQUIPMENT

     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,

	2003	2002

Land, Buildings and Improvements	$146,818	$144,515
Machinery, Equipment and Other	268,972	239,064
Plants	693,157	701,514

	1,108,947	1,085,093
Accumulated Depreciation	(412,799)	(364,808)

	$696,148	$720,285

     The Company had depreciation expense related to property and equipment of $73.1 million, $69.4 million and $53.4 million for fiscal 2003, 2002 and 2001, respectively.

(E) GOODWILL

     A summary of changes in goodwill by segment for the year ended March 31, 2003 is presented below:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2002	$84,151	$16,815	$41,088	$1,007	$206,651	$349,712
Goodwill Acquired	38,860	240	—	—	3,466	42,566
Sale of Chemical Lawn Care Operations	—	—	—	—	(17,393)	(17,393)
Other	—	—	(798)	—	(1,962)	(2,760)

Balance as of March 31, 2003	$123,011	$17,055	$40,290	$1,007	$190,762	$372,125

     Goodwill for the Other segment at March 31, 2003 includes $67.7 million related to the Company’s manufactured housing operations, $71.5 million related to the Company’s home services operations and $51.6 million related to the Company’s investment in Construction Products.

     The Company made several acquisitions during fiscal 2003 that resulted in an increase to goodwill. The largest fiscal 2003 acquisition was Centex Homes’ acquisition of substantially all of the St. Louis and Indianapolis home building operations of The Jones Company on January 2, 2003 for a total purchase price of $141.3 million. Operations of The Jones Company are included in our results of operations for the three months ended March 31, 2003, contributing revenues of $47.7 million and an operating loss of $0.4 million. However, Centex pro forma financial information is not presented as the pro forma impact of the fiscal 2003 acquisitions on the results of operations was not significant.

     The Company adopted SFAS No. 142 effective April 1, 2001. SFAS No. 142 eliminated the amortization of goodwill. Net income and basic and diluted earnings per share excluding goodwill amortization for the year ended March 31, 2001 are as follows:

For the Year Ended

March 31, 2001

Reported Net Earnings	$281,977
Goodwill Amortization	26,799
Negative Goodwill Accretion	(50,837)

Adjusted Net Earnings	$257,939

	Basic Earnings Per Share	Diluted Earnings Per Share

Reported Net Earnings	$4.77	$4.65
Net Goodwill Accretion	(0.41)	(0.40)

Adjusted Net Earnings	$4.36	$4.25

(F) INDEBTEDNESS

Short-term Debt

     Balances of short-term debt at March 31 were:

	March 31,

	2003					2002

				Financial					Financial
	Centex			Services		Centex			Services

Financial Institutions	$25,257	*		$283,146		$18,630	*		$212,042
Commercial Paper	—			—		—			—
Secured Liquidity Notes	—			559,083	**	—			102,583	**

	$25,257			$842,229		$18,630			$314,625

Consolidated Short-term Debt			$867,486					$333,255

*	Debt relates entirely to Construction Products.

**	Debt relates entirely to Harwood Street Funding II, L.L.C.

     The Company borrows on a short-term basis from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rates of balances outstanding at March 31, 2003 and 2002 were 1.6% and 2.4%, respectively.

Long-term Debt

     Balances of long-term debt and weighted-average interest rates at March 31 were:

	March 31,

	2003		2002

Centex
Medium-Term Note Programs, due through 2007	$281,000	4.79%	$418,000	4.47%
Long-Term Notes, due through 2012	1,508,116	7.05%	962,892	8.11%
Other Indebtedness, due through 2010	91,919	2.81%	192,753	3.98%
Subordinated Debt:
Subordinated Debentures, due in 2006	99,894	7.38%	99,845	7.38%
Subordinated Debentures, due in 2007	99,694	8.75%	99,632	8.75%

	2,080,623		1,773,122

Financial Services
Home Equity Loans Asset-Backed Certificates, due through 2033	4,081,590	4.52%	3,120,402	5.51%
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2008	75,000	3.38%	50,000	5.53%

	4,156,590		3,170,402

Total	$6,237,213		$4,943,524

     The weighted-average interest rates for Centex long-term debt during the years ended March 31, 2003, 2002 and 2001 were the following, respectively. Medium-term note programs’ weighted-average interest rates were 5.31%, 6.56% and 7.27%. Long-term notes’ weighted-average interest rates were 7.72%, 8.48% and 9.43%. Other indebtedness’ weighted-average interest rates were 3.15%, 5.19% and 7.41%. Subordinated debentures’ weighted-average interest rates were 8.09%, 8.07% and 8.06%.

     The weighted-average interest rates for Financial Services long-term debt during the years ended March 31, 2003, 2002 and 2001 were 4.50%, 5.49% and 6.76%, respectively.

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total

2004	$27,571	$1,085,397	$1,112,968
2005	32,444	877,255	909,699
2006	395,124	666,675	1,061,799
2007	290,414	632,240	922,654
2008	359,341	771,340	1,130,681
Thereafter	975,729	123,683	1,099,412

	$2,080,623	$4,156,590	$6,237,213

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $4.08 billion at March 31, 2003 and has no recourse to Home Equity or Centex Corporation. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. As is common in these structures, Home Equity remains liable for customary loan representations.

     Included in other long-term debt is a $2.1 million convertible subordinated debenture sold at par in 1985 to a corporate officer. The indebtedness, which matures in 2010, bears interest at LIBOR plus 1.5% and is convertible into 400,000 shares of the Company’s common stock. In connection with this transaction, the Company has guaranteed the payment of a $2.1 million note payable to a bank by the officer. For further discussion of this debenture, see Note (P), “Subsequent Events.”

     Under the Company’s debt covenants, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2003, the Company was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of March 31, 2003 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000

Construction Products
Senior Revolving Credit Facility	155,000	91,200	(2)
Annually Renewable Commercial Paper Conduit	50,000	24,743	(2)

	965,000	875,943

Financial Services
Unsecured Credit Facilities	125,000	53,500	(3)
Secured Credit Facilities	415,000	202,806	(4)
Harwood Street Funding II, L.L.C. Facility	1,500,000	865,917

	2,040,000	1,122,223

	$3,005,000	$1,998,166	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of March 31, 2003, there were no borrowings under this backup facility, and the Company’s $600 million commercial paper program had no issuance outstanding. There have been no borrowings under this facility since its inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in March 2006 and the Annually Renewable Commercial Paper Conduit matures in June 2004.

(3)	Centex Corporation, CTX Mortgage and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.
(5)	The amount of available capacity consists of $1.88 billion of committed borrowings and $113.5 million of uncommitted borrowings as of March 31, 2003. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to the Company or its subsidiaries if and when requested to do so.

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, L.L.C. (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.50 billion. HSF-II obtains funds through the sale of subordinated notes that are rated BBB by Standard & Poor’s (“S&P”), Baa2 by Moody’s Investors Service (“Moody’s”) and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are rated A1+ by S&P’s, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Harwood Street Funding I, L.L.C.

     CTX Mortgage finances its inventory of mortgage loans held for sale principally through sales of Jumbo “A” and conforming loans to HSF-I, an unaffiliated entity established in 1999 that is not consolidated with Financial Services or Centex at March 31, 2003, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in September 2004 and November 2005, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At March 31, 2003, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.50 billion.

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

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interest of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance of obligations of CTX Mortgage, in its capacity as servicer, is guaranteed by Centex. CTX Mortgage received $13.3 million, $9.8 million and $5.0 million in fees for servicing loans owned by HSF-I in fiscal 2003, 2002 and 2001, respectively. These servicer obligations include repurchasing a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, the Company has entered into a separate swap arrangement with the bank pursuant to which the Company has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to the Company all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets most of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of March 31, 2003, HSF-I owned $2.27 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $2.16 billion of outstanding securitized term debt and $0.11 billion of outstanding subordinated certificates. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. CTX Mortgage’s obligation to repurchase such loans is guaranteed by Centex Corporation. CTX Mortgage records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage sold $10.55 billion, $10.20 billion and $6.69 billion of mortgage loans to HSF-I and repurchased $6.9 million, $1.1 million and $0.3 million of delinquent or foreclosed mortgage loans from HSF-I during the years ended March 31, 2003, 2002 and 2001, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $254.6 million, $188.9 million and $153.6 million for the years ended March 31, 2003, 2002 and 2001, respectively.

     In January 2003, the FASB issued FIN 46, which clarifies accounting for certain entities in which equity investors do not have a controlling financial interest or the entity is unable to finance its activities without additional subordinated financial support from other parties. The Company believes it is probable that its interest in HSF-I will qualify as a variable interest under FIN 46, resulting in the consolidation of HSF-I in its financial statements beginning July 1, 2003. The consolidation of HSF-I will increase the Company’s residential mortgage loans held for sale, with a corresponding increase to the Company’s financial services debt. The impact on the Company’s financial position and results will be dependent upon the amount of residential mortgage loans and debt held by HSF-I upon adoption of FIN 46.

(G) CENTEX DEVELOPMENT COMPANY, L.P.

     Centex Development Company, L.P. (the “Partnership”) is a master limited partnership formed by the Company in March 1987 to broaden the range of business activities that may be conducted for the benefit of the Company’s stockholders to include general real estate development. The Company believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business.

     The Partnership is authorized to issue three classes of limited partnership interest. The Company indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of the Company hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex Corporation.

     As holder of the Class A and Class C Units, the Company is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of March 31, 2003, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million. Preference payments in arrears totaled $42.0 million after a preference payment of $21.1 million on March 31, 2003.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of the Company through a nominee arrangement and trades in tandem with the common stock of Centex Corporation. The stockholders of the Company elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of the Company. Thus, through Holding, the stockholders of the Company control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, at March 31, 2003, the Company accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments. The Company’s accounting for its investment in the Partnership may be impacted by FIN 46. Management is in the process of evaluating the applicability of FIN 46 and the related accounting for this investment.

     Supplementary condensed combined financial statements for Centex Corporation and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	March 31,

	2003	2002

Assets
Cash and Cash Equivalents	$477,166	$242,254
Restricted Cash	172,321	106,270
Receivables	5,640,302	4,066,133
Inventories	4,052,597	3,221,931
Investments in Joint Ventures and Other	106,250	99,962
Assets Held for Sale	—	65,111
Property and Equipment, net	698,456	723,497
Other Assets	823,073	859,525

	$11,970,165	$9,384,683

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,814,744	$1,544,004
Liabilities Related to Assets Held for Sale	—	51,527
Short-term Debt	1,042,825	525,800
Long-term Debt	6,283,366	4,990,908
Minority Stockholders’ Interest	171,384	155,671
Stockholders’ Equity	2,657,846	2,116,773

	$11,970,165	$9,384,683

Supplementary Condensed Combined Statements of Earnings of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Years Ended March 31,

	2003	2002	2001

Revenues	$9,499,365	$8,109,124	$7,045,133
Cost and Expenses	8,712,256	7,489,159	6,608,946

Earnings Before Income Taxes	787,109	619,965	436,187
Income Taxes	243,124	238,296	154,112

Earnings From Continuing Operations	543,985	381,669	282,075
Earnings (Loss) From Discontinued Operations	11,934	557	(98)

Net Earnings	555,919	382,226	281,977
Other Comprehensive Income (Loss)	6,965	(7,859)	(3,849)

Comprehensive Income	$562,884	$374,367	$278,128

(H) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These joint ventures are typically large in nature, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $102.3 million and $94.6 million at March 31, 2003 and 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $232.5 million and $144.6 million at March 31, 2003 and 2002, respectively. The Company’s liability with respect to this debt, based on its ownership percentage of the related joint ventures, is limited to approximately $56.4 million and $27.9 million at March 31, 2003 and 2002, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At March 31, 2003 and 2002, the Company was not liable for any of this debt. The Company’s accounting for its investment in non-consolidated joint ventures may be impacted by FIN 46. Management is in the process of evaluating the applicability of FIN 46 and the related accounting for these investments.

     In order to ensure the future availability of land for homebuilding, the Company has deposited or invested with third parties $82.2 million, as of March 31, 2003, as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $2.03 billion. These options include amounts related to agreements with the Partnership, as discussed in Note (N), “Related Party Transactions,” below. These options, which do not contain performance requirements from the Company, expire at various dates through the year 2010.

     In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, building sales, commercial construction and mortgage loan originations that may be affected by the Financial Accounting Standards Board’s recent issuance of Interpretation No. 45. Based on historical evidence, the Company does not believe that any of these representations, warranties or guarantees would result in a material effect on our consolidated financial condition or operations. See further discussion on our warranty liability below. See further discussion of Interpretation No. 45 in Note (A), “Significant Accounting Policies.”

     Centex Homes offers a ten-year limited warranty for most homes constructed and sold in the United States. The warranty covers defects in materials or workmanship in the first year of the home and certain designated components or structural elements of the home in the second through tenth years. In California, effective January 1, 2003, Centex Homes began following the statutory provisions of Senate Bill 800 rather than issuing a specific warranty. Centex Homes estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Centex Homes’ warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Centex Homes periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Centex Homes’ contractual warranty liability during the three months and fiscal year ended March 31, 2003 are as follows:

	For the Three Months Ended	For the Year Ended
	March 31, 2003	March 31, 2003

Balance at Beginning of Period	$13,216	$15,097
Warranties Issued	7,587	20,377
Settlements Made	(4,123)	(18,307)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(555)	(1,042)

Balance at End of Period	$16,125	$16,125

     CTX Mortgage has established a liability for anticipated losses associated with loans originated and sold to HSF-I or other unaffiliated third parties, as further discussed above in Note (F), “Indebtedness.”

     Changes in CTX Mortgage’s mortgage loan origination reserve for the three months and fiscal periods ended March 31, 2003 are as follows:

	For the Three Months Ended	For the Year Ended March
	March 31, 2003	31, 2003

Balance at Beginning of Period	$23,286	$21,693
Provision for Losses	5,700	8,401
Settlements	(392)	(1,500)

Balance at End of Period	$28,594	$28,594

     In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

     The Company leases certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2004 — $47.7 million; 2005 — $39.9 million; 2006 — $31.3 million; 2007 — $25.0 million; 2008 — $25.1 million and thereafter — $49.5 million.

     Rental expense for the years ended March 31, 2003, 2002 and 2001 was $43.6 million, $49.7 million and $38.5 million, respectively.

(I) COMPREHENSIVE INCOME

     Comprehensive income is summarized below:

	For the Years Ended March 31,

	2003	2002	2001

Net Earnings	$555,919	$382,226	$281,977
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Loss on Hedging Instruments	(10,849)	(11,033)	—
Foreign Currency Translation Adjustments	19,330	2,622	(5,001)
Other	(1,516)	552	1,152

Comprehensive Income	$562,884	$374,367	$278,128

     The foreign currency translation adjustments are primarily the result of the Company’s investment in Centex Development Company, L.P. and its subsidiaries, which have separate financial statements included elsewhere in this Report. The unrealized loss on hedging instruments represents the deferral in other comprehensive income of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (M), “Derivatives and Hedging.” The Unrealized Gain (Loss) on Investments represents mark to market adjustments to securities available for sale by the Company.

     The components of accumulated other comprehensive loss are as follows:

	As of March 31, 2003

	Before Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized Loss on Hedging Instruments	$(33,665)	$11,783	$(21,882)
Foreign Currency Translation Adjustments	25,931	(9,076)	16,855
Other	(1,483)	519	(964)

Accumulated Other Comprehensive Loss	$(9,217)	$3,226	$(5,991)

(J) BUSINESS SEGMENTS

     The Company operates in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $281.1 million as of March 31, 2003) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of single-family and multi-family homes.

Financial Services

     Financial Services’ mortgage operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $356.8 million, $266.9 million and $123.8 million in fiscal 2003, 2002 and 2001, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 65.1%, 65.2% and 65.2% of Centex Construction Products, Inc. at March 31, 2003, 2002 and 2001, respectively. Construction Products’ results are shown before minority interest in the tables presented below.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $6.2 million, $7.1 million and $9.1 million for fiscal 2003, 2002 and 2001, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Under the equity method of accounting for investments, Investment Real Estate also records as revenues any income or loss from its investment in the Partnership, including the International Home Building business located in the United Kingdom.

Other

     The Company's Other segment includes Corporate general and administrative expenses, interest expense and minority interest. Also included in the Other segment are the Company's manufactured housing and home services operations, which are not material for purposes of segment reporting. See Note (P), “Subsequent Events.”

     The following are included in Other in the tables below (dollars in millions):

	For the Years Ended March 31,

	2003	2002	2001

Operating Loss from Manufactured Housing	$(9.2)	$(0.9)	$(26.1)
Operating (Loss) Earnings from Home Services	(9.6)	4.0	1.1
Operating Earnings from Other, net	—	—	3.4
Corporate General & Administrative Expense	(60.3)	(50.2)	(36.9)
Interest Expense	(119.6)	(115.7)	(99.1)
Minority Interest	(30.3)	(20.8)	(32.4)

	$(229.0)	$(183.6)	$(190.0)

	For the Year Ended March 31, 2003
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$5,934.5	$855.0	$501.3		$1,517.8	$66.9	$241.7	$9,117.2
Cost of Sales	(4,388.5)	(184.5)	(399.3)		(1,413.6)	(3.0)	(159.0)	(6,547.9)
Selling, General & Administrative Expenses	(865.2)	(508.7)	(5.7	)+	(73.5)	(9.6)	(311.7)	(1,774.4)

Earnings (Loss) Before Income Tax	$680.8	$161.8	$96.3	*	$30.7	$54.3	$(229.0)	$794.9

Total Assets	$3,984.1	$5,670.3	$630.5		$292.8	$309.5	$723.3	$11,610.5
Capital Expenditures	$28.4	$16.6	$14.3		$2.0	$0.0	$28.3	$89.6
Depreciation and Amortization	$18.7	$17.0	$36.8		$2.5	$0.4	$37.8	$113.2

There was no goodwill amortization or negative goodwill accretion in fiscal 2003.

+	Represents Construction Products' Corporate general and administrative expenses. General and administrative expenses related to Construction Products' operating units of $23.4 million are classified as cost of sales.

*	Before Minority Interest

	For the Year Ended March 31, 2002
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$4,984.8	$699.8	$471.1		$1,296.0	$72.4	$224.3	$7,748.4
Cost of Sales	(3,713.4)	(159.1)	(389.7)		(1,196.1)	(12.1)	(139.5)	(5,609.9)
Selling, General & Administrative Expenses	(743.9)	(426.0)	(5.5	)+	(63.7)	(12.2)	(268.4)	(1,519.7)

Earnings (Loss) Before Income Tax	$527.5	$114.7	$75.9	*	$36.2	$48.1	$(183.6)	$618.8

Total Assets	$3,020.0	$4,148.0	$689.6		$260.2	$309.7	$558.0	$8,985.5
Capital Expenditures	$20.9	$10.7	$19.0		$3.9	$0.1	$17.7	$72.3
Depreciation and Amortization	$16.2	$15.8	$35.8		$2.6	$0.4	$19.8	$90.6

There was no goodwill amortization or negative goodwill accretion in fiscal 2002.

+	Represents Construction Products' Corporate general and administrative expenses. General and administrative expenses related to Construction Products' operating units of $23.6 million are classified as cost of sales.

*	Before Minority Interest

	For the Year Ended March 31, 2001
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$4,356.2	$463.6	$441.1		$1,290.4	$33.0	$126.4	$6,710.7
Cost of Sales	(3,304.9)	(92.6)	(335.1)		(1,199.9)	(11.0)	(113.0)	(5,056.5)
Selling, General & Administrative Expenses	(625.9)	(351.3)	(6.6	)+	(59.6)	(21.9)	(203.4)	(1,268.7)
Negative Goodwill	—	—	—		—	50.8	—	50.8

Earnings (Loss) Before Income Tax	$425.4	$19.7	$99.4	*	$30.9	$50.9	$(190.0)	$436.3

Total Assets	$2,510.5	$2,490.1	$761.1		$248.2	$270.2	$368.9	$6,649.0
Capital Expenditures	$18.4	$12.2	$16.3		$6.3	$0.6	$15.1	$68.9
Depreciation and Amortization	$16.6	$15.3	$24.9		$3.0	$0.1	$31.5	$91.4
Goodwill and Negative Goodwill Accretion	$5.8	$2.5	$1.0		$0.1	$(50.8)	$17.4	$(24.0)

+	Represents Construction Products' Corporate general and administrative expenses. General and administrative expenses related to Construction Products' operating units of $19.2 million are classified as cost of sales.

*	Before Minority Interest

(K) INCOME TAXES

     The provision for income taxes includes the following components:

	For the Years Ended March 31,

	2003	2002	2001

Current Provision
Federal	$166,726	$219,160	$121,083
State	48,519	33,686	25,252

	215,245	252,846	146,335

Deferred Provision (Benefit)
Federal	24,549	(19,260)	15,313
State	(862)	2,953	(7,294)

	23,687	(16,307)	8,019

Provision for Income Taxes	$238,932	$236,539	$154,354

     The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,

	2003	2002	2001

Financial Income Before Taxes	$794,851	$618,765	$436,331
Income Taxes at Statutory Rate	$278,198	$216,568	$152,716
Increases (Decreases) in Tax Resulting from —
State Income Taxes, net	29,738	23,388	10,909
Change in Valuation Allowance	(88,843)	(8,235)	—
Negative Goodwill Accretion	—	—	(17,013)
Other	19,839	4,818	7,742

Provision for Income Taxes	$238,932	$236,539	$154,354

Effective Tax Rate	30%	38%	35%

     The deferred income tax provision (benefit) results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,

	2003	2002	2001

Basis in Long-Lived Assets	$3,773	$2,935	$7,240
Uniform Capitalization for Tax Reporting	(10,250)	(3,384)	(14,502)
Excess Tax Depreciation and Amortization	15,480	32,383	21,242
Securitization Reporting Differences	9,554	(25,663)	(12,196)
Net Operating Loss Carryforwards	90,008	7,191	—
Change in Valuation Allowance	(88,843)	(8,235)	—
Financial Accrual Changes and Other	3,965	(21,534)	6,235

Deferred Income Tax Provision (Benefit)	$23,687	$(16,307)	$8,019

     Components of deferred income taxes are as follows:

	March 31,

	2003	2002

Deferred Tax Assets
Basis in Long-Lived Assets	$5,098	$8,871
Net Operating Loss Carryforwards	106,171	195,968
Uniform Capitalization for Tax Reporting	60,440	50,053
Financial Accruals	121,741	134,204
State Income Taxes	15,553	10,228
Securitization Reporting Differences	36,792	46,346
All Other	15,768	13,299

Total Deferred Tax Assets	361,563	458,969
Valuation Allowance for Deferred Tax Assets	(93,004)	(181,847)

Net Deferred Tax Assets	268,559	277,122

Deferred Tax Liabilities
Deferred Income and Expenses	2,965	16,792
Excess Tax Depreciation and Amortization	127,129	104,189
Interest and Real Estate Taxes Expensed as Incurred	28,323	21,895
Investment in Construction Products	38,850	36,398
Consolidated Return Regulation Deferrals	7,174	6,872
All Other	11,189	14,809

Total Deferred Tax Liabilities	215,630	200,955

Net Deferred Tax Assets	$52,929	$76,167

     At March 31, 2003, the Company had $303.3 million of net operating loss carryforwards available to reduce future federal taxable income that, if unused, expire in fiscal years 2006 to 2023. In connection with the Company’s 2002 acquisition of NAB Asset Corporation (“NAB”), a valuation allowance of $68.0 million was established to offset the deferred tax assets of NAB at the time of acquisition. This valuation allowance was reduced by $16.4 million during fiscal 2002, of which $8.2 million was applied to goodwill and an additional $8.2 million reduced the Company’s income tax provision as a portion of those deferred tax assets was utilized. The remainder of the NAB related valuation allowance of $51.6 million was reduced to $0 in fiscal 2003 as the deferred tax assets were utilized. In addition, in fiscal 2003 the

Company utilized approximately $37.2 million of other net operating loss carryforwards for which a valuation allowance had previously been established.

(L) CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS

Stockholder Rights Plan

     On October 2, 1996, the Board of Directors of the Company (the “Board”) adopted a new stockholder rights plan (“Plan”) to replace the original rights plan, which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right (“Right”) for each share of Common Stock of the Company to all stockholders of record at the close of business on October 15, 1996. After giving effect to the Company’s two-for-one stock split effective March 2, 1998, and the April 2002 amendment to the Plan increasing the exercise price, each Right entitles its holder to purchase one two-hundredths of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D, at an exercise price of $210.00. The Rights will become exercisable upon the earlier of ten days after the first public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Stock or ten business days after a person or group announces an offer, the consummation of which would result in such person or group beneficially owning 15% or more of the Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. The Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20% or more of the Common Stock.

     If any person or group acquires beneficial ownership of 15% or more (or 20% or more in the case of FMR Corp.) of the Common Stock, the Rights will entitle a holder (other than such person or any member of such group) to buy, at the exercise price, a number of additional shares of Common Stock having a market value of twice the exercise price of each Right. Alternatively, if a person or group has acquired 15% or more (or 20% or more in the case of FMR Corp.) of the Common Stock, but less than 50% of the Common Stock, the Company may at its option exchange each Right of a holder (other than such person or any member of such group) for one share of Common Stock. If the Company is involved in a merger or other business combination at any time after a person or group has acquired beneficial ownership of 15% or more (or 20% or more in the case of FMR Corp.) of the Common Stock or if, after reaching such 15% threshold, the Company were to sell 50% or more of its assets or earning power, the Rights will entitle a holder to buy, at the exercise price, a number of shares of common stock of the acquiring Company having a market value of twice the exercise price of each Right. In general, the Rights are redeemable at $.01 per Right until 15 days after the Rights become exercisable as described above. Unless earlier redeemed, the Rights will expire on October 12, 2006.

Stock Options

     Stock options granted under the Centex 2001 Director and Officer Stock Option Plan (the “2001 Plan”) and the Seventh Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the “1998 Plan”) may not be granted at less than fair market value. Although the Centex Corporation Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) provides that stock options may be granted at less than fair market value, the Company has consistently followed the practice of issuing options at or above fair market value. The 1987 Plan expired in fiscal 2002. Under all three plans, the option periods and the dates that the shares covered by the options may first become exercisable may vary within a maximum period of ten years at which time these options expire.

     The Company records proceeds from the exercise of stock options as additions to common stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. The Company has historically accounted for stock options using the intrinsic value method of accounting as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, no expense is recognized related to the Company’s stock options because the stock options are granted at or above fair market value. On April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after April 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25.

     A summary of the activity of the stock option plans is presented below:

	For the Years Ended March 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Options Outstanding, Beginning of Year	7,138,905	$31.36	6,872,169	$27.52	7,370,571	$28.23
Options Granted
At Fair Market Value	1,725,490	$50.42	1,702,710	$39.42	2,108,300	$24.01
Options Exercised	(520,082)	$30.09	(1,385,659)	$22.19	(1,159,166)	$15.30
Options Cancelled	(239,220)	$37.33	(50,315)	$32.12	(1,447,536)	$35.82

Options Outstanding, End of Year	8,105,093	$35.32	7,138,905	$31.36	6,872,169	$27.52

Options Exercisable, End of Year	5,051,046		3,776,873		3,418,766

Shares Available for Future Stock Option Grants, End of Year	2,388,743		2,467,738		2,461,813

Weighted-Average Fair Value of Options Granted During the Year	$20.24		$21.32		$13.14

     Using the treasury stock method, which assumes that any proceeds together with the related tax benefits from the exercise of options would be used to purchase Common Stock at current prices, the dilutive effect of the options on outstanding shares as of March 31, 2003 would have been 3.0%. This is significantly less than appears on a gross basis when compared to the 60,836,091 shares of Common Stock outstanding as of March 31, 2003.

     The following table summarizes information about stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	of Shares	Contractual	Exercise	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$ 12.56 - $ 23.81	2,504,785	5.82	$21.20	1,749,345	$20.18
$ 25.06 - $ 38.69	2,403,686	5.45	$37.04	2,112,546	$37.29
$ 39.36 - $ 50.40	3,170,922	5.55	$45.03	1,186,305	$43.28
$ 50.99 - $ 54.75	25,700	6.50	$52.63	2,850	$54.75

	8,105,093	5.60	$35.32	5,051,046	$32.78

     At March 31, 2003, the Company was following the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost had been recognized for the stock options. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in fiscal 2003, 2002 and 2001 consistent with the fair value measurement provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts detailed in Note (A), “Significant Accounting Policies.”

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,

	2003	2002	2001

Expected Volatility	38.6%	47.0%	43.5%
Risk-Free Interest Rate	4.7%	5.4%	6.3%
Dividend Yield	0.3%	0.4%	0.7%
Expected Life (Years)	5	7	8

     The following table summarizes information about equity compensation plans as of March 31, 2003:

		(a)
		Number of			(c)
		securities to be	(b)		Number of securities
		issued upon	Weighted-average		remaining available for
		exercise of	exercise price of		future issuance under
		outstanding	outstanding		equity compensation plans
		options, warrants	options, warrants		[excluding securities
Plan Category	Plan	and rights	and rights		reflected in column (a)]

Equity Compensation Plans	1987	3,789,435	$30.21		—
Approved by Stockholders	2001	590,040	$50.05		1,130,610
Equity Compensation Plans	1998	3,725,618	$38.18		1,258,133
not Approved by	Long-Term
Stockholders	Incentive Plan	109,602	$—		390,398
	Convertible
	Debenture	400,000	$5.25		—

Total		8,614,695	$33.90	(1)	2,779,141

(1) Weighted-average exercise price excludes any items with an exercise price of $0.

     See the discussion of the 1987 Plan, 1998 Plan and 2001 Plan above. The Company grants stock units, which are converted into shares of Centex Common Stock at payout, to employees under its Long-Term Incentive Plan. Awards vest over a three-year period or upon a change in control, as defined in such Plan, and are generally paid upon the earlier of seven years or retirement, although the Compensation Committee is permitted to make an early payout at its discretion. For more information on the convertible debenture held by a corporate officer, see Note (F), “Indebtedness” and Note (P), “Subsequent Events.” The Company also issues Restricted Stock under the 2001 Plan. At March 31, 2003 there were 96,850 shares of Restricted Stock outstanding.

Employee Benefit Plans

     Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s profit sharing plans. The plans operate on a calendar year. The aggregate cost of these plans to the Company was $28.7 million in fiscal 2003, $25.2 million in fiscal 2002 and $21.6 million in fiscal 2001.

(M) DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements, designated as cash flow hedges as described below. The swap agreements are recorded at their fair value in Other Assets or Accrued Liabilities in the consolidated balance sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through Other Comprehensive (Loss) Income. Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts are insignificant.

     Centex Corporation and Construction Products each have interest rate swap agreements that, in effect, fix the variable interest rate at a weighted-average rate of 5.2% on $80.0 million of their outstanding debt at March 31, 2003. During the year ended March 31, 2003, there was no hedge ineffectiveness related to these derivatives. These swaps expire at varying times through October 2005. Amounts to be received or paid under the swap agreements are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at March 31, 2003 related to these derivatives, the Company would estimate increases in interest incurred over the next 12 months to be approximately $1.9 million. As of March 31, 2003, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $3.8 million ($2.5 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Loss and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. During the year ended March 31, 2003, there was no hedge ineffectiveness related to these interest rate swaps. At March 31, 2003, Home Equity was hedging $1.18 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 2.6%. These swaps expire at varying times through March 2006. Based on the balance in Accumulated Other Comprehensive Loss at March 31, 2003 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately $8.8 million. As of March 31, 2003, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $11.1 million ($7.2 million net of tax).

     Financial Services, through CTX Mortgage, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met within the terms of the IRLCs. In order to hedge the risk of fluctuations in the value of these IRLCs and mortgage loans held by it, CTX Mortgage executes mandatory forward trades of mortgage loans and mortgage-backed securities. CTX Mortgage also uses mandatory forward trades to hedge the Company’s obligation, created through the Harwood Swap, to protect against certain interest rate risk and non-credit related market risk related to mortgage loans held by HSF-I, an unaffiliated entity that is not consolidated with Financial Services or the Company. The Company has elected not to utilize hedge accounting treatment under SFAS 133 for these derivatives. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs, mandatory forward trades and swaps are recorded as an adjustment to earnings. The net change in the estimated fair value of these derivative positions resulted in a loss of $11.9 million for the year ended March 31, 2003.

(N) RELATED PARTY TRANSACTIONS

     Centex Homes purchased land from the Partnership during fiscal 2003 and 2002 totaling $34.5 million and $1.7 million, respectively.

     At March 31, 2003 and 2002, Centex Homes had $7.2 million and $9.1 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the years ended March 31, 2003 and 2002, Centex Homes paid $3.5 million and $1.4 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements. Centex Homes expects to pay an additional $31.6 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     In the last two years, Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. At March 31, 2003, all contracts were completed. At March 31, 2002, the total value of such contracts was $15.0 million, of which $5.3 million was unpaid. During the years ended March 31, 2003 and 2002, the Partnership paid $5.3 million and $10.0 million, respectively, to Construction Services pursuant to these contracts.

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The consolidated carrying values of Cash and Cash Equivalents, Restricted Cash, Mortgage Securitization Residual Interest, Other Receivables, Accounts Payable and Accrued Liabilities and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,

	2003			2002

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

Financial Assets
Residential Mortgage Loans Held for Investment	$4,642,826	$4,713,045	(1)	$3,279,450	$3,293,504	(1)
Residential Mortgage Loans Held for Sale	$303,328	$306,765	(1)	$241,793	$242,562	(1)
Financial Liabilities
Centex Long-term Debt	$2,080,623	$2,295,103	(2)	$1,773,122	$1,810,119	(2)
Financial Services Long-term Debt	$4,156,590	$4,234,593	(2)	$3,170,402	$3,199,150	(2)

(1)	Fair values are based on quoted market prices for similar instruments.

(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(P) SUBSEQUENT EVENTS

     On April 22, 2003, the Company announced the tax-free spin-off of the significant part of its manufactured homes operations to its shareholders. The spin-off will not have a material impact on the Company’s future earnings or debt coverage ratios.

     Subsequent to year end, the corporate officer holding the convertible subordinated debenture decided to exercise his conversion right effective May 29, 2003. On the date of conversion, 400,000 shares of the Company’s common stock were issued to the corporate officer and the $2.1 million debenture was terminated.

Report of Independent Auditors

TO THE BOARD OF DIRECTORS OF CENTEX CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2003 and 2002, and the related statements of consolidated earnings, consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental balance sheet and cash flow data of Centex Corporation and Financial Services and the supplemental revenue and earnings data by line of business are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Dallas, Texas
May 14, 2003

Quarterly Results (Unaudited)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,

	2003	2002

First Quarter
Revenues	$1,843,855	$1,709,145
Earnings Before Income Taxes	$125,472	$117,986
Net Earnings	$87,755	$75,216
Earnings Per Share
Basic	$1.43	$1.25
Diluted	$1.38	$1.22
Average Shares Outstanding
Basic	61,168,177	60,174,973
Diluted	63,597,116	61,910,092
Second Quarter
Revenues	$2,083,769	$1,883,633
Earnings Before Income Taxes	$165,297	$152,314
Net Earnings	$115,609	$93,389
Earnings Per Share
Basic	$1.90	$1.54
Diluted	$1.83	$1.50
Average Shares Outstanding
Basic	60,875,672	60,568,258
Diluted	63,036,290	62,289,902
Third Quarter
Revenues	$2,304,872	$1,894,484
Earnings Before Income Taxes	$222,883	$157,935
Net Earnings	$155,884	$96,145
Earnings Per Share
Basic	$2.58	$1.59
Diluted	$2.50	$1.54
Average Shares Outstanding
Basic	60,447,468	60,554,328
Diluted	62,467,665	62,429,572
Fourth Quarter
Revenues	$2,884,745	$2,261,168
Earnings Before Income Taxes	$281,199	$190,530
Net Earnings	$196,671	$117,476
Earnings Per Share
Basic	$3.24	$1.93
Diluted	$3.12	$1.85
Average Shares Outstanding
Basic	60,637,309	60,949,857
Diluted	63,024,136	63,486,498

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 23, 2002, the Audit Committee of Centex Corporation’s Board of Directors approved the engagement of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2002, to replace Arthur Andersen LLP, who was dismissed as our auditors effective as of that date. This action followed the Audit Committee’s decision to seek proposals from independent accountants to audit our financial statements.

     Arthur Andersen’s audit report on our financial statements as of and for the fiscal years that ended March 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal years that ended March 31, 2000 and 2001 and the subsequent interim period through March 23, 2002:

(i)	there were no disagreements between Arthur Andersen and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports;

(ii)	none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred; and

(iii)	we did not consult with Ernst & Young regarding any of the matters or events described in item 304(a)(2)(i) and (ii) of Regulation S-K.

     We provided Arthur Andersen with a copy of the foregoing statements. A letter from Arthur Andersen, dated March 27, 2002, stating its agreement with such statements as filed with the SEC, is attached to this Report as Exhibit 16.1.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company that follows Item 4 of Part I of Part A of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the July 17, 2003 Annual Meeting of Stockholders:

Item	Caption in the 2003 Proxy Statement
10	Election of Directors
10	Section 16(a) Beneficial Ownership Reporting Compliance
11	Executive Compensation
12	Security Ownership of Management and Certain Beneficial Owners
13	Certain Transactions

ITEM 11. EXECUTIVE COMPENSATION

     See Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above for information respecting indebtedness to Centex of certain officers and directors.

ITEM 14. CONTROLS AND PROCEDURES

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003, for the purpose of ensuring that information required to be disclosed in this Report has been processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2003, together with the accompanying Notes to Consolidated Financial Statements and the Report of Independent Auditors on pages 60-99 of this Report.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 14.

(3)	Exhibits

The information on exhibits required by this Item 14 is set forth in the Centex Index to Exhibits appearing on pages 175-178 of this Report.

b)	Reports on Form 8-K:

Current Report on Form 8-K of Centex Corporation dated January 22, 2003 announcing the Company’s third quarter net earnings for the quarter ended December 31, 2002.

Current Report on Form 8-K of Centex Corporation dated January 28, 2003 filing certain exhibits in connection with the public offering of $300,000,000 aggregate principal amount of the Company’s 4.75% Senior Notes due 2008.

Current Report on Form 8-K of Centex Corporation dated March 6, 2003 announcing that Centex Homes’ unit sales for January and February 2003 were about 18% higher than sales during the same period a year ago.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 16 is incorporated herein by reference to the information included and referenced under the same caption in the Company’s Proxy Statement for the July 17, 2003 Annual Meeting of Stockholders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

May 30, 2003	By:	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 30, 2003	By:	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch, Chairman of the Board and
Chief Executive Officer
(principal executive officer)

May 30, 2003	By:	/s/ LELDON E. ECHOLS

Leldon E. Echols, Executive Vice President and
Chief Financial Officer
(principal financial officer)

May 30, 2003	By:	/s/ MARK D. KEMP

Mark D. Kemp, Vice President – Controller
(principal accounting officer)

	Directors:	Barbara T. Alexander, Dan W. Cook, III, Juan L. Elek,
Timothy R. Eller, Thomas J. Falk, Laurence E. Hirsch,
Clint W. Murchison, III, Charles H. Pistor, Jr.,
Frederic M. Poses, David W. Quinn,
Thomas M. Schoewe, and Paul T. Stoffel

May 30, 2003	By:	/s/ LAURENCE E. HIRSCH

Laurence E. Hirsch,
Individually and as
Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Certifications

I, Laurence E. Hirsch, certify that:

1.     I have reviewed this annual report on Form 10-K of Centex Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ Laurence E. Hirsch

Laurence E. Hirsch
Chief Executive Officer

Certifications

I, Leldon E. Echols, certify that:

1.     I have reviewed this annual report on Form 10-K of Centex Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ Leldon E. Echols

Leldon E. Echols
Chief Financial Officer

PART B.

3333 HOLDING CORPORATION AND SUBSIDIARY
AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

PREFATORY STATEMENT

     Part B of this Report (pages 108-184) includes information relating to 3333 Holding Corporation, SEC File No. 1-9624, and Centex Development Company, L.P., SEC File No. 1-9625. In Part B of this Report, we refer to 3333 Holding Corporation and its subsidiary as Holding and to Centex Development Company, L.P. and its subsidiaries as the Partnership. Whenever we refer to Holding in this Part B, we are also referring to its subsidiary, 3333 Development Corporation, or Development, a Nevada corporation which is the sole general partner of the Partnership, unless the context otherwise requires. For more information regarding the structure and relationship of these entities, see the Joint Explanatory Statement on page 2 of this Report. Because the Partnership is a separate reporting entity under the Securities Exchange Act of 1934, or the Exchange Act, the information required by Form 10-K is separately included even though the Partnership may be deemed a subsidiary of Holding under the rules and regulations of the Securities and Exchange Commission promulgated pursuant to the Exchange Act. We have included information relating to both Holding and the Partnership in this Report as a single disclosure where applicable or appropriate. We have set forth all other information separately. You should consider information provided with respect to the Partnership as if it is also provided with respect to Holding to the extent appropriate. You should read Part A of this Report for information relating to Centex Corporation, or Centex, and its subsidiaries.

PART I

ITEM 1. BUSINESS

General Development of Business

Holding

     Holding is a Nevada corporation incorporated on May 5, 1987. Holding owns all of the outstanding common stock of Development and, as a result, has the ability to control Development. Development is the sole general partner of the Partnership. The executive offices of Holding and Development are located at 2728 N. Harwood, Dallas, Texas 75201, and their telephone number is (214) 981-6770.

     Holding is not engaged in any business other than its ownership and control of Development. The Second Amended and Restated Agreement of Limited Partnership of Centex Development Company, L.P., or the Partnership Agreement, governs the operations of the Partnership. It provides that neither Holding nor Development is permitted, prior to payout, as that term is defined in the Partnership Agreement, to own business interests or to engage in business activities other than those relating to the Partnership. The Partnership Agreement would have to be amended to permit Holding to engage in any other business activities.

The Partnership

     Centex formed the Partnership as a master limited partnership in March 1987 to broaden its business to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units, which are collectively convertible into 20% of the Partnership’s Class B limited partnership units. The Partnership may issue additional Class C limited partnership units in connection with the acquisition of real property and other assets. No Class B limited partnership units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B limited partnership units, which we refer to in this Part B as Stockholder Warrants. These Stockholder Warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C limited partnership units, Centex is entitled to a cumulative preferred return of 9% per year on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing a return of capital. As of March 31, 2003, these adjusted capital contributions, or unrecovered capital, were $241.1 million and preference payments in arrears totaled $42.0 million. The Partnership made a preference payment of $21.1 million on March 31, 2003.

     The Partnership is managed by its general partner, Development, which is a wholly-owned subsidiary of Holding. The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     You should review Note (N), “Stockholders’ Equity and Partners’ Capital,” of the Notes to Combining Financial Statements of Holding and the Partnership included on pages 153-154 of this Report for more information regarding the capital structure of Holding and the Partnership.

Description of the Securities

     Note (L), “Business Segments,” of the Notes to Combining Financial Statements of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries on pages 150-152 of this Report contains additional information about our business segments for fiscal 2003, 2002 and 2001.

     The nominee agreement among Centex, Holding, the Partnership and a nominee restricts the common stock, par value $.01 per share, of Holding and the Stockholder Warrants from being transferred separately from the common stock, par value $.25 per share, of Centex. Subject to some restrictions, Centex may, in its sole discretion, terminate the nominee agreement as to all or any portion of the Stockholder Warrants and the Holding common stock, which are referred to together as the deposited securities. Unless Centex terminates it sooner, the nominee agreement will terminate as to the Stockholder Warrants on November 30, 2007. Centex is not obligated to terminate the nominee agreement as to the Holding common stock. The termination of the nominee agreement as to any of the deposited securities will cause those securities to be detached from Centex common stock. Upon a termination of the nominee agreement, certificates evidencing the interest of each holder of Centex common stock in that stockholder’s pro rata portion of the deposited securities in respect of which the nominee agreement was terminated will be delivered to the Centex stockholders of record as of the record date set for the detachment. From and after that record date, certificates evidencing Centex common stock will no longer represent the beneficial interest in the detached deposited security.

Narrative Description of Business

     The Partnership is involved in all phases of acquisition, development and sale of industrial, office, multi-family, retail, mixed-use and residential properties. During the year ended March 31, 2003, or fiscal 2003, the Partnership operated in four segments: International Home Building, Commercial Development, Multi-Family Communities and Corporate-Other.

     As discussed below, the operations of the Multi-Family Communities segment have been restructured. Due to the risks associated with an extended development timeframe and significant capital requirements, these operations have been restructured to focus on leasing and disposition of current projects rather than new development. Effective April 1, 2003, future operations will be reported in the Corporate-Other segment.

     It is not currently anticipated that any significant capital will be allocated to new business development. Instead, our focus going forward will be on completing and leasing up our existing portfolio and continuing to take advantage of strong investor demand. We will continue to evaluate strategic portfolio acquisitions and strategic development opportunities. However, there are no assurances that we will be successful in locating and securing such opportunities.

     In prior years, the Partnership operated a Domestic Home Building segment, which was sold in the year ended March 31, 2001, or fiscal 2001, to Centex’s conventional homebuilding subsidiary, Centex Homes. The Domestic Home Building segment generated revenues of $30.3 million and operating earnings of $2.8 million for fiscal 2001.

INTERNATIONAL HOME BUILDING

     The Partnership entered the International Home Building business on April 15, 1999 through the acquisition by Centex Development Company UK Limited, a wholly-owned subsidiary of the Partnership, of all of the voting shares of Fairclough Homes Group Limited, or Fairclough, a British homebuilder.

     International Home Building operates in five geographical regions in the United Kingdom and develops a range of products, from small single-family units to executive houses and apartments. International Home Building currently has 98 developments located throughout England and delivered 1,492 units in fiscal 2003, with prices ranging from $59,000 to $1.13 million. The average selling price was approximately $236,000.

     The following tables summarize, by geographic area, International Home Building’s home closings, sales backlog and sales for fiscal 2003 and fiscal 2002.

Closings (in units):

	For the Years Ended March 31,

	2003	2002

CDC 2020 (formerly Southern Home Counties)	124	117
Northern Home Counties	304	290
North West	441	436
Yorkshire	340	211
Midlands	283	333

	1,492	1,387

Average Sales Price (in 000’s)	$236	$204

Sales Backlog, at the end of the period (in units):

	For the Years Ended March 31,

	2003	2002

CDC 2020 (formerly Southern Home Counties)	103	9
Northern Home Counties	38	84
North West	155	70
Yorkshire	64	38
Midlands	65	22

	425	223

Sales (contracts exchanged, in units):

	For the Years Ended March 31,

	2003	2002

CDC 2020 (formerly Southern Home Counties)	202	100
Northern Home Counties	264	338
North West	527	485
Yorkshire	357	236
Midlands	328	333

	1,678	1,492

     We define backlog units that have been sold, as indicated by a signed contract, but not closed. Substantially all of these orders are expected to be filled during fiscal 2004.

COMMERCIAL DEVELOPMENT

     The Commercial Development segment, on its own and in joint ventures with third parties, develops office, industrial, retail and mixed-use projects for sale and to hold for investment. Commercial Development’s operations during fiscal 2003 included:

•	sale of five pad sites at the Vista Ridge retail project in Lewisville, Texas;

•	completion of shell construction for a 228,000 square foot industrial project in Grand Prairie, Texas;

•	completion of shell construction for a 58,000 square foot retail center in Lewisville, Texas;

•	completion and sale of a 40,000 square foot office project in Lewisville, Texas;

•	completion and sale of a 45,000 square foot industrial project in Oxnard, California;

•	sale of a 40,000 square foot industrial building in Oxnard, California;

•	sale of a 283,000 square foot industrial project in Tolleson, Arizona;

•	sale of two office buildings totaling 219,000 square feet in Plantation, Florida;

•	completion and sale of two industrial buildings totaling 93,000 square feet in Camarillo, California;

•	sale of six acres of undeveloped land and three buildings with a combined 134,000 square feet of office/industrial space in Pinellas Park, Florida;

•	sale of approximately 246 acres of undeveloped land in The Colony and Lewisville, Texas; and

•	exchange of a majority interest in a limited liability company owning a 123,000 square foot industrial building in Charlotte, North Carolina for a joint venture partner’s minority interests in various limited liability companies owning industrial buildings in Charlotte, North Carolina and Gardener, Massachusetts.

     Through its Commercial Development segment, the Partnership has an interest in the following completed commercial properties, which are set forth by geographic location:

		Size	Percent
State	Product Type	(Sq. Ft.)	by State

California	Industrial/Flex	113,000	5%
Massachusetts	Industrial/Flex	68,000	3%
Michigan	Office	55,000	3%
Mississippi	Medical	22,000	1%
North Carolina	Industrial/Flex	1,295,000	62%
Texas	Industrial/Office/Medical/Retail	553,000	26%

		2,106,000	100%

MULTI-FAMILY COMMUNITIES

     The Multi-Family Communities segment has developed multi-family rental projects, which it has actively marketed for sale during the development period. Multi-Family Communities’ operations during fiscal 2003 included:

•	completion and sale of a 323-unit rental apartment community in Lewisville, Texas;

•	completion of a 381-unit rental apartment community in St. Petersburg, Florida;

•	completion of a 398-unit rental apartment community in Haltom City, Texas, as the developer for an unaffiliated owner;

•	substantial completion of a 336-unit rental apartment community in San Antonio, Texas, as the developer for an unaffiliated owner;

•	substantial completion of a 280-unit rental apartment community in San Antonio, Texas; and

•	continued infrastructure development for a 21-acre mixed-use development in Saint Paul, Minnesota, and sold five acres of the site to third-party and affiliated developers for construction of “for sale” housing units.

     Effective April 1, 2003, the operations of Multi-Family Communities were restructured. The responsibilities for day-to-day operations, including the completion, leasing and sale of the projects discussed above, have been assumed by personnel within the Corporate-Other segment. The future operations of remaining projects will be reflected in the Corporate-Other segment.

CORPORATE-OTHER

     The Corporate-Other segment acquires and disposes of land and other assets of the Partnership not identified with another specific business segment. Corporate-Other’s operations during fiscal 2003 consisted of the sale of 477 residential lots to Centex Homes pursuant to various option agreements.

     You should read “Item 2. Properties” for additional information concerning material properties owned by the Partnership at March 31, 2003.

Competition and Other Factors

     The Partnership’s domestic properties are generally located in areas in which there is moderate to good demand for land suitable for development. However, the Partnership is subject to substantial competition from other owners of similarly-situated or developed properties that wish to sell or develop their properties. Many of these other owners may hold more parcels than the Partnership or be in the process of developing more projects than the Partnership, or may have greater financial resources and longer operating histories than the Partnership. The Partnership’s properties are well positioned to compete with similar properties within each of these geographic areas.

     The Partnership may also compete in the acquisition of additional desirable properties with a variety of investors, including Centex and its affiliates and institutional investors and developers, seeking similar investments.

     International Home Building’s operations account for less than 1% of the new homes market in the United Kingdom. The main competitive factors affecting International Home Building’s operations include location, price, mortgage interest rates, construction costs, design and quality of homes, marketing expertise and the availability of land.

     In order to be able to compete successfully for the acquisition of strategic land parcels, International Home Building has put in place procedures to ensure that the company expands its strategic land portfolio. At March 31, 2003, International Home Building owned or controlled land inventory for housing starts sufficient for over three years of building volume at current sales rates.

     Ownership and development of each of the Partnership’s properties is subject to licensing and regulation by zoning, land use, environmental, health, sanitation and other agencies in the country, state, county and/or municipality in which the property is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the development or sale of any of these properties. In addition, some of the properties may be subject to zoning or other regulatory limitations that may not permit development of these properties for their highest and best use. The ability of the Partnership to obtain favorable zoning changes may affect the ultimate value of these properties to the Partnership or to a third-party purchaser.

     Centex and its affiliates continue to be involved in many facets of real estate development and, for this reason, may be in competition with the Partnership in certain activities and projects. The relationship between Centex and its affiliates, on the one hand, and Holding, Development and the Partnership, on the other hand, from time to time involves decisions by Centex and its affiliates, directly or indirectly, on behalf of Holding, Development and the Partnership. For this reason, the transactions and activities of Holding, Development and/or the Partnership may lack the benefit of arm’s-length bargaining and may involve conflicts of interest. Holding, Development and the Partnership believe, however, that adequate safeguards, including the fact that the Boards of Directors of Holding and Development consist of a majority of independent outside directors, sufficiently prevent any of these conflicts from adversely affecting the business of Holding, Development or the Partnership. To the extent that any conflict of interest or the lack of arm’s-length bargaining may benefit Centex or its affiliates, on the one hand, or the Partnership or Holding, on the other hand, the combined value of the tandem-traded securities beneficially owned by a Centex stockholder should not be affected one way or another.

     The Partnership is not a real estate investment trust. Therefore, the Partnership’s activities are not subject to the restrictions imposed on real estate investment trusts qualified under the Internal Revenue Code of 1986, as amended.

Management and Employees

     As of March 31, 2003, the Partnership had 605 employees, 578 of whom are employees of International Home Building, including 149 hourly-wage employees. Neither Holding nor Development have any employees. As a result, all executive management functions for Holding and Development are performed by the directors and executive officers of the Partnership. You should review the information relating to the executive officers of Holding and Development that follows Item 4 of Part B of this Report and is included in Item 10 of Part B of this Report. Some administrative and clerical services required by Holding and by the Partnership that are not provided by employees of the Partnership are provided pursuant to services agreements between the Partnership and Holding and between Holding and Centex Service Company, an affiliate of Centex. For a more complete discussion of these services agreements, you should read “Item 10. Directors and Executive Officers of the Registrants — Services Agreements” and Note (O), “Related Party Transactions,” of the Notes to the Combining Financial Statements of Holding and the Partnership included on pages 155-156 of this Report.

AVAILABLE INFORMATION

     Shareholders, securities analysts and others seeking information about our business operations and financial performance can receive copies of the 2003 Annual Report to Shareholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other publications filed with the Securities and Exchange Commission in Washington, D.C., without charge, by contacting our Corporate Communications office at (214) 981-6503; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com. In addition, all filings with the Securities and Exchange Commission can be accessed free of charge on our web site (www.centex.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, go to www.centex.com, select “Investor Relations” and select “SEC Filings.”

ITEM 2. PROPERTIES

Holding

     Due to the nature of its business, Holding does not own or hold for investment any real or personal properties other than cash, receivables and other similar assets and its stock ownership in Development.

The Partnership

     The Partnership properties, which are located in California, Florida, Hawaii, Texas, Minnesota, North Carolina, Massachusetts, Michigan, Mississippi, South Carolina and the United Kingdom, consist of:

•	land zoned for commercial, multi-family and residential use, which is held for sale and near-term development;

•	residential units under development;

•	commercial buildings under development or held for sale or investment;

•	multi-family projects under development; and

•	office space, both owned and leased, from which the Partnership conducts its operations.

     Set forth below is a brief description of these properties.

INTERNATIONAL HOME BUILDING

United Kingdom

     International Home Building operates from six divisional offices and a corporate office. International Home Building owns a building in Tamworth, Staffordshire. International Home Building leases its remaining facilities located in Sale, Cheshire; St. Albans, Hertfordshire; Crawley, Sussex and Wakefield, Yorkshire. International Home Building also leases its corporate office at Meirion House, Woking, Surrey. As of March 31, 2003, International Home Building’s owned or controlled land inventory included 4,739 plots in 98 developments located throughout England.

COMMERCIAL DEVELOPMENT

California

•	Camarillo Ranch Business Park — this property is located in Camarillo, Ventura County, California and is zoned for light industrial use. The Partnership currently owns 18 acres of undeveloped land encumbered by a mortgage in favor of a third-party lender and is developing a 62,000 square foot speculative industrial building.

•	Camarillo Business Center — in a joint venture arrangement with a local developer, the Partnership acquired a 113,000 square foot industrial building and 16 acres of adjacent undeveloped land in Camarillo, Ventura County, California. The building and land are encumbered by an acquisition and development loan.

•	Northfield — subsequent to March 31, 2003, the Partnership began constructing two light industrial buildings totaling approximately 79,000 square feet in an industrial business park located in Oxnard, Ventura County, California.

•	Rivermark — this property is located in Santa Clara, California. The Partnership, in a joint venture with two unaffiliated third parties, has substantially completed construction of a 138,000 square foot grocer-anchored community retail center. This project is encumbered by construction financing.

Massachusetts

•	Summit I — the Partnership owns a 68,000 square foot industrial building in Gardner, Massachusetts, which is encumbered by permanent financing. The building is 100% leased to a single tenant.

Michigan

•	State Street — in a joint venture arrangement with a Michigan-based developer, the Partnership completed construction of a 55,000 square foot office building in the State Street Business Park located in Pittsfield Township, Michigan. The project is encumbered by construction financing. The Partnership controls approximately 15 acres of additional land in the project subject to seller financing.

Mississippi

•	Medical Office Building — the Partnership and unaffiliated entities formed a joint venture that owns a 22,000 square foot medical office building in Desoto, Mississippi, which is encumbered by permanent financing.

North Carolina

•	Westlake — the Partnership is involved in a number of single-tenant industrial projects in the Westlake Business Park located in Charlotte, North Carolina. The Partnership owns seven buildings totaling approximately 1.3 million square feet of office/industrial space. Each of these buildings is encumbered by permanent or construction loan financing.

Texas

•	Citymark — the Partnership owns a 218,000 square foot multi-tenant office building located in Dallas. The building is encumbered by permanent financing.

•	Hilltop — in a joint venture with a third party, the Partnership owns a 228,000 square foot industrial project located in Grand Prairie, Texas. The project is encumbered by construction financing.

•	Medical Office Buildings — the Partnership and unaffiliated entities formed several joint ventures that own three medical office buildings (ranging in size from 9,000 to 20,000 square feet) in Denton, Lewisville and Palestine. Each of these projects is encumbered by permanent or construction loan financing.

•	Vista Ridge — In fiscal 2002, the Partnership commenced construction of a planned 102,000 square foot, two-phase retail project in Vista Ridge, a mixed-use development located in the cities of Lewisville and Coppell. In fiscal 2003, the Partnership substantially completed construction of the 58,000 square foot first phase of the project. The project is encumbered by construction financing. The Partnership also owns one acre of retail land adjacent to its retail project.

MULTI-FAMILY COMMUNITIES

Florida

•	Brighton Bay — this property is located in St. Petersburg, Pinellas County, Florida. The Partnership completed construction of a 382-unit apartment complex during fiscal 2001, which it sold during fiscal 2002. In fiscal 2002, the Partnership commenced construction on a second phase of apartments totaling 381 units. This complex is substantially complete and has been pre-sold to the buyer of the first phase. The apartment complex is encumbered by construction financing.

Minnesota

•	Upper Landing — this property is located in Saint Paul, Ramsey County, Minnesota. The Partnership acquired this 21-acre property to develop a mixed-use project containing “for sale” and “for rent” housing units and related retail space. The Partnership has utilized approximately ten acres for project infrastructure, has sold approximately five acres as of March 31, 2003 and an additional one acre subsequent to year-end, and is actively marketing the remaining five acres for sale.

Texas

•	Dominion Park — the Partnership commenced construction on this 280-unit apartment complex in San Antonio, Texas during fiscal 2002. The apartment complex is substantially complete and is encumbered by construction financing.

CORPORATE-OTHER

Florida

•	Cinnamon Beach — during fiscal 2002, the Partnership purchased approximately 51 acres of land in Palm Coast, Florida. The seller of the property financed the purchase. Centex Homes has agreements to purchase the remaining 32 lots in the project.

Hawaii

•	Waikoloa — during fiscal 2002, the Partnership purchased approximately 43 acres of land in Waikoloa, Hawaii. The seller of the property financed the purchase. Centex Homes has agreements to purchase the remaining 107 lots in the project.

South Carolina

•	Barefoot — during fiscal 2002, the Partnership purchased approximately 245 acres of land in Myrtle Beach, South Carolina. The seller of the property financed the purchase. Centex Homes has agreements to purchase the remaining 1,060 lots in the project.

ITEM 3. LEGAL PROCEEDINGS

     Holding is not a party to, and its assets are not the subject of, any material pending legal proceedings. In the normal course of its business, the Partnership and/or its subsidiaries are named as defendants in litigation matters. Management believes that such litigation, if determined unfavorably to the Partnership, would not have a material adverse effect on the financial condition or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF HOLDING AND DEVELOPMENT

     The following is an alphabetical listing of the present executive officers of Holding and/or Development. The Partnership has no executive officers, since it is managed by its general partner, Development.

Name	Age	Position

Richard C. Decker	50	President, Centex Commercial Development (a division of Development)(1)
Todd D. Newman	46	Senior Vice President, Chief Financial Officer and Treasurer (2)
Stephen M. Weinberg	55	President and Chief Executive Officer(3)

(1)	Mr. Decker is an employee of the Partnership and, since April 1, 2001, has served as the President of the Centex Commercial Development division of Development. Mr. Decker is also concurrently employed by Centex Service Company under a dual employment arrangement. Mr. Decker was President and Chief Executive Officer of Holding and Development, from April 1, 1998 until his resignation on March 31, 2000. Mr. Decker also served as Director of both Holding and Development from June 10, 1998 to March 31, 2000. Mr. Decker has also been a director and an officer of various Centex subsidiaries engaged in real estate development since July 1996. From 1995 until July 1996, Mr. Decker operated Decker & Company, a Phoenix, Arizona-based real estate development company. Prior to that, Mr. Decker was a partner with Dallas-based Trammell Crow Company, a commercial real estate development firm, for 15 years and served as Principal from 1990 until 1995.

(2)	Mr. Newman is an employee of the Partnership and serves as Senior Vice President, Chief Financial Officer and Treasurer of Holding and Development. Mr. Newman is also concurrently employed by Centex Service Company under a dual employment arrangement. Mr. Newman joined the Partnership in July 2000. From 1999 until joining the Partnership, Mr. Newman was Chief Financial Officer for Internet Sportstations, Inc. From 1996 to 1999, Mr. Newman was a financial consultant. Mr. Newman was President of Consolidated Capital Equities Corporation from 1991 through 1996.

(3)	Mr. Weinberg is an employee of the Partnership and has been President and a director of Holding and Development since April 1, 2000. He has also served as Chief Executive Officer of Holding and Development since April 1, 2001. Mr. Weinberg is also concurrently employed by Centex Service Company under a dual employment arrangement. Mr. Weinberg joined Centex in 1978 and held the positions of Centex Homes Division President from 1984 to 1988 and Centex Homes Executive Vice President from 1988 until 1995. In 1995, Mr. Weinberg was appointed Chairman and Chief Executive Officer for Centex Home Services, a Centex subsidiary, where he served until his appointment as President of both Holding and Development.

     The Board of Directors of Holding and Development elect all of their respective executive officers annually to serve until the next annual meeting of the Board of Directors or until their successors have been duly elected. The directors and executive officers perform all executive management functions. All other services necessary to conduct Holding’s business are performed by employees of the Partnership or by Centex Service under a services agreement. See “Item 10. Directors and Executive Officers of the Registrants,” and Note (O), “Related Party Transactions,” of the Notes to the Combining Financial Statements of Holding and the Partnership included on pages 155-156 of this Report. There are no family relationships among or between the executive officers or the directors.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We have set forth below information called for by this Item 5 with respect to Holding and the Partnership. We are also incorporating into this Item 5: (1) the Joint Explanatory Statement on page 2 of this Report, (2) the information included and referenced under the caption “Stock Prices and Dividends” on page 26 of this Report and (3) the information included in Note (N), “Stockholders’ Equity and Partners’ Capital,” of the Notes to the Combining Financial Statements of Holding and the Partnership on pages 153-154 of this Report.

Holding

     Prior to the November 30, 1987 distribution of Holding common stock to Centex stockholders, Centex owned all of the issued and outstanding shares of Holding common stock. Accordingly, there was no public market for these shares. Following the distribution, shares of Holding common stock have been tradable only in tandem with, and as a part of, shares of Centex common stock and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem traded securities, there is no separate market for shares of Holding common stock. Because of the tandem trading arrangement, we cannot identify precisely the portion of the market price of the tandem-traded securities allocable to shares of Holding common stock.

     Holding has not paid any dividends on shares of its common stock. Whether Holding pays future cash dividends will depend on the earnings, financial condition, capital requirements and other factors affecting Holding and Development.

The Partnership

     The Stockholder Warrants were issued to Centex immediately prior to the distribution. Accordingly, there was no public market for the Stockholder Warrants. Following the distribution, the Stockholder Warrants have been tradable only in tandem with, and as part of, shares of Centex common stock and may not be separately sold or otherwise transferred. Therefore, except with respect to the trading market established for the tandem-traded securities, there is no separate market for the Stockholder Warrants. Because of the tandem-trading arrangement, we cannot identify precisely the portion of the market price of the tandem-traded securities allocable to the Stockholder Warrants. No dividends or distributions have been made on the Stockholder Warrants.

     Centex Homes is the current holder of all of the Class A limited partnership units and Class C limited partnership units. Accordingly, at this time, there is no public market for these securities. At March 31, 2003, there were 32,260 Class A limited partnership units and 208,330 Class C limited partnership units outstanding. See “Item 1. Business-General Development of Business.” As of March 31, 2003, the partners’ unrecovered capital totaled $241.1 million, and preference payments in arrears amounted to $42.0 million. The Partnership made a preference payment of $21.1 million on March 31, 2003.

Restrictions on Transfer

     The nominee agreement restricts the Stockholder Warrants from being transferred separately from the Centex common stock. Centex common stock certificates issued after the date of the nominee agreement bear a legend referring to the restrictions on transfer imposed by that agreement.

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights (Unaudited)
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Revenues from Continuing Operations
3333 Holding Corporation and Subsidiary	$350	$1,611	$1,001	$607	$1,103
Centex Development Company, L.P. and Subsidiaries	$449,434	$379,378	$335,876	$378,048	$28,225
Combined Revenues from Continuing Operations	$449,559	$380,863	$335,877	$378,048	$28,615
Net Earnings (Loss) from Continuing Operations
3333 Holding Corporation and Subsidiary	$99	$1,337	$(746)	$(1,127)	$(1,385)
Centex Development Company, L.P. and Subsidiaries	$17,329	$15,088	$5,460	$1,583	$1,815
Combined Net Earnings	$17,428	$16,425	$4,714	$456	$430
Net Earnings (Loss)
3333 Holding Corporation and Subsidiary	$99	$1,337	$(746)	$(1,127)	$(1,385)
Centex Development Company, L.P. and Subsidiaries	$29,263	$15,645	$5,362	$1,583	$1,815
Combined Net Earnings	$29,362	$16,982	$4,616	$456	$430
Total Assets
3333 Holding Corporation and Subsidiary	$3,231	$3,042	$3,253	$3,023	$2,522
Centex Development Company, L.P. and Subsidiaries	$642,933	$670,953	$488,281	$515,188	$113,233
Combined Assets	$640,684	$668,436	$484,650	$511,618	$112,176
Total Debt
3333 Holding Corporation and Subsidiary	$—	$—	$—	$—	$582
Centex Development Company, L.P. and Subsidiaries	$221,492	$289,126	$187,301	$323,740	$41,896
Combined Debt	$221,492	$289,126	$187,301	$323,740	$42,478
Net Earnings (Loss) from Continuing Operations Per Share/Unit
3333 Holding Corporation and Subsidiary	$99	$1,337	$(746)	$(1,127)	$(1,385)
Centex Development Company, L.P. and Subsidiaries	$72.03	$67.42	$77.74	$25.08	$33.38
Net Earnings (Loss) Per Share/Unit
3333 Holding Corporation and Subsidiary	$99	$1,337	$(746)	$(1,127)	$(1,385)
Centex Development Company, L.P. and Subsidiaries	$121.63	$69.91	$76.34	$25.08	$33.38
Average Shares/Units Outstanding
3333 Holding Corporation and Subsidiary (shares)	1,000	1,000	1,000	1,000	1,000
Centex Development Company, L.P. and Subsidiaries (units)	240,591	223,788	70,235	63,116	54,377

Note that prior period amounts have been restated, where appropriate, to reflect the impact of reclassification of operating components currently classified as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     On a combined basis, our revenues from continuing operations were $449.6 million for the year ended March 31, 2003, an 18.0% increase over our revenues from continuing operations of $380.9 million for the same period last year. The revenue increase is primarily related to Corporate-Other’s sale of residential lots to Centex Homes and an increase in International Home Building’s unit closings, average unit sales price and revenues from the sale of certain land positions. However, the revenue increase was offset by a decline in Commercial Development’s and Multi-Family Communities’ sales revenues, although the decline was attributable to an accounting change as discussed below. Revenues from residential lot sales and land sales can vary significantly from period to period.

     Our operating earnings from continuing operations for the year ended March 31, 2003 were $21.6 million compared to $18.2 million for the same period last year. Our net earnings from continuing operations for the year ended March 31, 2003 were $17.4 million compared to $16.4 million for the same period last year. The increase in operating earnings and net earnings from continuing operations for the year ended March 31, 2003 is primarily related to an increase in International Home Building’s unit closings, average unit sales price and earnings from the sale of certain land positions, offset by a decline in Multi-Family Communities’ earnings from property sales.

     Our net earnings from discontinued operations for the year ended March 31, 2003 were $11.9 million. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us beginning April 1, 2002, we now report assets as discontinued operations if such assets are held for sale (as defined by SFAS 144) or if such assets are sold in the current period. We sold ten such properties during the year ended March 31, 2003. Land assets, and any other assets sold prior to adoption of SFAS 144, are reported in continuing operations.

     We continued to take advantage of the strong investor demand for quality properties, selling a number of matured assets and land positions during the year. It is not currently anticipated that any significant capital will be allocated to new business development. Instead, our focus going forward will be on completing and leasing up our existing portfolio and continuing to take advantage of strong investor demand. The International Home Building segment will remain a focus as we continue to build on momentum in this segment. We will continue to evaluate strategic portfolio acquisitions and strategic development opportunities.

     Any reference herein to we, us or our includes 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the year ended March 31, 2003 compared to the same period last year (dollars in thousands, except per unit data):

	For the Years Ended March 31,

	2003		2002

		% of Revenues		% of Revenues
Revenues — Home Building	$352,007	93.7%	$283,295	97.6%
Revenues — Land Sales & Other	23,618	6.3%	7,111	2.4%
Cost of Sales — Home Building	(303,063)	(80.7%)	(245,065)	(84.4%)
Cost of Sales — Land Sales	(16,258)	(4.3%)	(5,945)	(2.0%)
General and Administrative Expenses	(33,374)	(8.9%)	(25,135)	(8.7%)

Operating Earnings	22,930	6.1%	14,261	4.9%
Interest	(2,538)	(0.7%)	(1,947)	(0.7%)

Earnings Before Income Taxes	$20,392	5.4%	$12,314	4.2%

		% Change		% Change
Units Closed	1,492	7.6%	1,387	11.6%
Unit Sales Price	$235,930	15.5%	$204,251	0.3%
Operating Earnings Per Unit	$15,369	4.8%	$10,358	65.8%
Backlog Units	425	90.6%	223	65.2%

     International Home Building’s revenues for the year ended March 31, 2003 increased by $85.2 million from revenues for the same period last year. This increase is comprised of $43.9 million from an increase in the average unit sales price, $24.8 million from an increase in the number of units closed and $16.5 million from increased sales of certain land positions. Home sales totaled 1,492 units during the year ended March 31, 2003 compared to 1,387 units during the same period in the preceding year, representing a 7.6% increase.

     International Home Building’s gross homebuilding margins increased for the year ended March 31, 2003 to 13.9% from 13.5% in the same period last year. This improvement in gross margins was primarily due to sales price increases, offset by increases in labor costs resulting from a shortage of skilled labor.

     International Home Building’s general and administrative expenses, as a percentage of revenues, increased to 8.9% for the year ended March 31, 2003 compared to 8.7% for the same period last year, primarily due to personnel additions and an increase in incentive compensation resulting from improved performance.

     International Home Building’s financial statements are affected by fluctuations in exchange rates. International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period, except for significant, non-recurring transactions that are translated at the rate in effect as of the date of the transaction. For the years ended March 31, 2003 and 2002, respectively, the average exchange rate used for translation was 1.55 and 1.43, representing an increase of 7.9%.

     The backlog of homes sold but not closed at March 31, 2003 was 425 units, 90.6% more than the 223 units at the same point in the preceding year. We define backlog units as units that have been sold, as indicated by a signed contract, but not closed.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the year ended March 31, 2003 compared to the same period last year (dollars and square feet in thousands):

	For the Years Ended March 31,

	2003	2002

Sales Revenues	$16,439	$20,597
Rental Income & Other Revenues	14,834	13,104
Cost of Sales	(8,334)	(16,750)
Selling, General & Administrative Expense	(9,957)	(6,246)
Interest	(5,266)	(4,718)

Operating Earnings Before Depreciation	7,716	5,987
Depreciation	(2,493)	(2,029)

Operating Earnings	5,223	3,958
Earnings from Discontinued Operations	10,191	557

Earnings Before Income Taxes	$15,414	$4,515

Operating Square Footage at March 31	2,106	2,586

     Commercial Development’s operations during the year ended March 31, 2003 included:

•	sale of five pad sites at the Vista Ridge retail project in Lewisville, Texas;

•	completion of shell construction for a 228,000 square foot industrial project in Grand Prairie, Texas;

•	completion of shell construction for a 58,000 square foot retail center in Lewisville, Texas; and

•	sale of approximately 246 acres of undeveloped land in The Colony and Lewisville, Texas.

     Commercial Development’s discontinued operations during the year ended March 31, 2003 included:

•	sale of a 40,000 square foot industrial building in Oxnard, California;

•	completion and sale of a 40,000 square foot office project in Lewisville, Texas;

•	sale of a 283,000 square foot industrial project in Tolleson, Arizona;

•	completion and sale of two industrial buildings totaling 93,000 square feet in Camarillo, California;

•	sale of six acres of undeveloped land and three buildings with a combined 134,000 square feet of office/industrial space in Pinellas Park, Florida;

•	exchange of a majority interest in a limited liability company owning a 123,000 square foot industrial building in Charlotte, North Carolina for a joint venture partner’s minority interests in various limited liability companies owning industrial buildings in Charlotte, North Carolina and Gardner, Massachusetts;

•	sale of two office buildings totaling 219,000 square feet in Plantation, Florida; and

•	completion and sale of a 45,000 square foot industrial project in Oxnard, California.

     Sales revenues and cost of sales for fiscal 2003 reflect the sale of the five pad sites and 246 acres of land referred to above. Sales revenues and cost of sales for fiscal 2002 reflect the sale of two industrial projects and approximately two acres of land. Rental income and other revenues; selling, general and administrative expenses; interest expense and depreciation increased compared to the same period in the preceding year as a result of the increase in the average square footage of the operating portfolio. Fiscal

2003 results also include an impairment charge of approximately $1.0 million recorded in selling, general and administrative expense.

	For the Years Ended March 31,

	2003		2002

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties
Industrial	1,704	79.4%	2,024	92.4%
Office/Medical	344	80.2%	562	88.3%
Retail	58	83.2%	—	—

	2,106	79.6%	2,586	91.5%

	(000's)	(000's)
	Rentable	Rentable
	Sq. Ft.	Sq. Ft.

Projects Under Development
Industrial	62	308
Office/Medical	—	40
Retail	138	194

	200	542

MULTI-FAMILY COMMUNITIES

     The following summarizes the results of Multi-Family Communities for the year ended March 31, 2003 compared to the same period last year (dollars in thousands):

	For the Years Ended March 31,

	2003	2002

Revenues	$6,171	$53,944
Cost of Sales	(4,703)	(46,866)
Selling, General & Administrative Expenses	(2,982)	(3,923)

Operating Earnings (Loss)	(1,514)	3,155
Earnings from Discontinued Operations	1,743	—

Earnings Before Income Taxes	$229	$3,155

     During the year ended March 31, 2003, Multi-Family Communities’ revenues from continuing operations consisted of development and related fees on various development projects, an earn-out payment related to the prior sale of a 382-unit rental apartment complex in St. Petersburg, Florida and revenues from the sale of five acres of the Upper Landing project in Saint Paul, Minnesota. During the year ended March 31, 2002, Multi-Family Communities closed on the sale of a 400-unit apartment complex in Grand Prairie, Texas, a 382-unit apartment complex in St. Petersburg, Florida and the sale of 12 acres of land in Lewisville, Texas to Centex Homes.

     Multi-Family Communities’ discontinued operations during the year ended March 31, 2003 consisted of the sale of a 323-unit rental apartment project in Lewisville, Texas.

     As of March 31, 2003, Multi-Family Communities owns 661 rental apartment units under construction in Florida and Texas and is developing an additional 734 rental apartment units in Texas for unaffiliated owners. Multi-Family Communities is also redeveloping a 21-acre site in downtown Saint Paul, Minnesota into a mixed-use project containing “for sale” and “for rent” housing units and related retail. As of March 31, 2003, ten acres has been utilized for project infrastructure and five acres had been sold to Centex Homes and third-party developers.

     Effective April 1, 2003, the operations of Multi-Family Communities were restructured. The responsibilities for day-to-day operations, including the completion, leasing and sale of the projects discussed above, have been assumed by personnel within the Corporate-Other segment. The future operations of remaining projects will be reflected in the Corporate-Other segment. Fiscal year 2003 results include a $574 thousand restructuring charge.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other for the year ended March 31, 2003, compared to the same period last year (dollars in thousands):

	For the Years Ended March 31,

	2003	2002

Revenues	$36,491	$2,812
Cost of Sales	(32,882)	(1,209)
Selling, General & Administrative Expenses	(3,726)	(2,013)
Interest Expense	(2,364)	(835)

Operating Loss	$(2,481)	$(1,245)

     Our Corporate-Other segment acquires and disposes of land and other assets that are not identified with another specific business segment. Fiscal 2003 revenues consist primarily of sales revenues, fees and other revenues derived from sales of residential lots to Centex Homes. Fiscal 2002 revenues included $1.8 million from sales of residential lots to Centex Homes and fees related to agreements to sell residential lots to Centex Homes, $0.5 million from the sale of commercial land in Allen, Texas, $0.4 million from the sale of a residential lot in Dallas, Texas and $0.1 million from miscellaneous sources.

     Selling, general and administrative expenses increased compared to the same period in the preceding year due to the addition of internal legal and marketing personnel and increased real estate taxes related to residential lots. Interest expense increased primarily as a result of debt incurred to finance the purchase of these residential lots.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     On a combined basis, revenues from continuing operations for the Partnership and Holding for fiscal year 2002 totaled $380.9 million compared to $335.9 million for the prior fiscal year. The Partnership and Holding had combined net earnings for fiscal 2002 of $17.0 million compared to combined net earnings of $4.6 million in fiscal 2001.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the two-year period ended March 31, 2002 (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Revenues	$290,406	$252,487
Cost of Sales	(251,010)	(222,634)
General & Administrative Expenses	(25,135)	(22,085)
Interest Expense	(1,947)	(7,802)

Operating Earnings (Loss)	$12,314	$(34)

Units Closed	1,387	1,243

     In connection with the purchase of this segment by the Partnership, the seller received $219 million in non-interest-bearing promissory notes due April 1, 2001 and retained preferred non-voting shares in Fairclough that entitled the seller to receive the net after-tax earnings of Fairclough until March 31, 2001. During fiscal 2001, Fairclough generated after-tax earnings totaling $7.8 million. The Partnership has accounted for the non-interest-bearing debt and nominal residual value preferred shares as if they were a single debt instrument. Accordingly, the Partnership recorded distributions attributable to the preferred shares as interest expense in the accompanying financial statements. After taxes, International Homebuilding generated earnings of $10.5 million and $0.2 million for fiscal 2002 and 2001, respectively.

     International Home Building’s revenues for the fiscal year ended March 31, 2002 increased by $37.9 million from revenues for the same period last year. The increase is primarily attributable to an increase in unit completions.

     Home sales totaled 1,387 units during the fiscal year ended March 31, 2002 compared to 1,243 units during the same period in the preceding year, representing a 12% increase. The backlog of homes sold but not closed at March 31, 2002 was 223 units, 65% more than the 135 units at the same point in the preceding year. We define backlog units as units that have been sold, as indicated by a signed contract, but not closed.

     The events of September 11, 2001 had an adverse impact on Fairclough’s operations, particularly in its Southern Home Counties division, a high-end home market around London that has a significant expatriate community. Fairclough responded to a decline in sales rates by increasing marketing efforts, purchase incentives and price discounting.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the two-year period ended March 31, 2002 (dollars and square footage in thousands):

	For the Years Ended March 31,

	2002	2001

Sales Revenues	$20,597	$22,144
Rental and Other Income	13,104	7,504
Cost of Sales	(16,750)	(18,398)
Selling, General & Administrative Expenses	(6,246)	(4,773)
Interest Expense	(4,718)	(3,067)

Operating Earnings before Depreciation	5,987	3,410
Depreciation	(2,029)	(1,159)

Operating Earnings	3,958	2,251
Earnings (Loss) from Discontinued Operations	557	(98)

Earnings Before Income Taxes	$4,515	$2,153

Operating Square Footage at March 31	2,586	1,541

     Commercial Development’s operations during fiscal 2002 included:

•	completion of six projects totaling 1,037,000 square feet of industrial, medical and office space located in Arizona, California, Michigan, Mississippi and North Carolina;

•	initiation of construction on six projects totaling 542,000 square feet of industrial, office and retail space located in California and Texas;

•	acquisition of a 113,000 square foot existing industrial project in Ventura County, California, together with 16 acres of adjacent undeveloped land;

•	sale of a 132,500 square foot industrial project and an 86,000 square foot industrial project in Ventura County, California;

•	sale of a partnership interest in a partnership owning 0.6 acres of land in Dallas, Texas;

•	sale of approximately 1.8 acres of land in Ventura County, California and

•	sale of a joint venture interest in a medical office building in Rowlett, Texas.

     Commercial Development’s operations during fiscal 2001 included:

•	completion of eight buildings totaling 856,000 square feet of office and industrial space located in Florida, California, Texas and North Carolina;

•	initiation of construction on six new projects totaling 929,000 square feet of office and industrial space in Michigan, California and North Carolina;

•	acquisition of a 134,500 square foot existing industrial building in Charlotte, North Carolina;

•	sale of five industrial buildings totaling 485,000 square feet in Ventura County, California and

•	sale of five acres of land in Lewisville, Texas.

     Sales Revenues and Cost of Sales for fiscal 2002 reflect the sale of two industrial projects and the sale of approximately two acres of land. Sales Revenues and Cost of Sales for fiscal 2001 reflect the sale of an industrial project in California and the sale of land in Texas and California. Rental and Other Income increased in fiscal 2002 as a result of an increase in the number of operating properties. Selling, general and administrative expenses, interest expense and depreciation also increased for fiscal 2002 as a result of an increase in the number of operating properties.

	For the Years Ended March 31,

	2002		2001

	(000’s)	Weighted	(000’s)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties
Industrial	2,024	92.4%	1,046	94.3%
Office/Medical	562	88.3%	495	95.7%

	2,586	91.5%	1,541	94.7%

	(000’s)		(000’s)
	Rentable		Rentable
	Sq. Ft.		Sq. Ft.

Projects Under Development
Industrial	308		677
Office/Medical	40		55
Retail	194		—

	542		732

MULTI-FAMILY COMMUNITIES

     The following summarizes the results of Multi-Family Communities, which was formerly known as Multi-Family Development, for the two-year period ended March 31, 2002 (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Revenues	$53,944	$1,664
Cost of Sales	(46,866)	—
Selling, General & Administrative Expenses	(3,923)	(2,399)

Operating Earnings (Loss)	$3,155	$(735)

     During fiscal 2002, Multi-Family Communities closed on the sale of a 400-unit apartment complex located in Grand Prairie, Texas, a 382-unit apartment complex in St. Petersburg, Florida and the sale of 12 acres of land in Lewisville, Texas to Centex Homes.

     Revenues for fiscal 2001 resulted from the sale of a 172-apartment community in College Station, Texas, that Multi-Family Communities owned in a joint venture with an unaffiliated developer, and the receipt of an earn-out payment related to the fiscal 2000 sale of a 304-unit apartment community in The Colony, Texas.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other, which was formerly known as Land Sales and Other, for the two-year period ended March 31, 2002 (dollars in thousands):

	For the Years Ended March 31,

	2002	2001

Revenues	$2,812	$21,774
Cost of Sales	(1,209)	(20,578)
General & Administrative Expenses	(2,013)	(1,047)
Interest Expense	(835)	—

Operating (Loss) Earnings	$(1,245)	$149

     The Partnership’s Corporate-Other segment acquires and disposes of land and other assets of the Partnership not identified with another specific business segment. Fiscal 2002 revenues included $1.8 million from sales of residential lots to Centex Homes and fees related to agreements to sell residential lots to Centex Homes, $0.5 million from the sale of commercial land in Allen, Texas, $0.4 million from the sale of a residential lot in Dallas, Texas and $0.1 million from miscellaneous sources. Fiscal 2001 revenues from the sale of real estate totaled $21.1 million, which resulted from the sale of the Domestic Homebuilding operations to Centex Homes at book value, which approximated market value.

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

     We typically finance properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $74.0 million at March 31, 2003. Under the terms of various construction loan agreements, we are required to maintain certain minimum liquidity and net worth levels. At March 31, 2003, we were in compliance with these covenants.

     Permanent commercial project loans outstanding at March 31, 2003 totaled $46.2 million compared to $76.6 million at March 31, 2002. The project loans are collateralized by completed commercial properties and have original terms ranging from ten to twenty-two years with fixed interest rates ranging from 7.20% to 8.72%. These loans are non-recourse to the Partnership and its subsidiaries.

     Seller-financed land loans of $57.1 million were obtained during fiscal 2002. Outstanding balances on seller-financed loans at March 31, 2003 totaled $32.1 million, with terms of up to three years and fixed interest rates ranging from 8.00% to 9.50%. These loans are non-recourse to the Partnership and its subsidiaries.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. This facility expires in April 2006, and may be extended for up to two years with lender approval. Advances under this facility totaled £44.0 million, or $69.3 million, at March 31, 2003. Under the terms of this facility, the International Home Building segment is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2003, the International Home Building segment was in compliance with all of these covenants.

     We believe that the revenues, earnings and liquidity from the sale of single-family homes, land sales, the sale and permanent financing of development projects and issuance of Class C units will be sufficient to provide the necessary funding for our current and future needs.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct certain operations through our participation in joint ventures in which we hold less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $35.8 million as of March 31, 2003 and $16.1 million as of March 31, 2002. Our liability for the obligations of these non-consolidated joint ventures is limited to approximately $7.5 million as of March 31, 2003.

Letters of Credit, Guarantees and Leases

     At March 31, 2003, we had outstanding performance bonds and bank guarantees of $28.0 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by our subsidiaries, we are often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, we have also executed recourse payment guarantees. At March 31, 2003, our subsidiaries had outstanding letters of credit of $3.9 million that primarily relate to development obligations of Multi-Family Communities.

     We expect that our subsidiaries will satisfy their loan and other contractual obligations in the ordinary course of business and in accordance with applicable contractual terms. As that occurs, our liability exposure will be decreased and, eventually, we will not have any continuing obligations with respect to these projects.

     We have no material capital or operating leases.

CRITICAL ACCOUNTING POLICIES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Goodwill

     We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to an assessment, at least annually, for impairment by applying a fair value based test. If the carrying amount exceeds the fair value, an impairment exists. We continually evaluate whether events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows.

Impairment of Long-Lived Assets

     We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles, which includes our inventories, real estate investments and property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for us beginning April 1, 2002.

     Due to the adoption of SFAS 144, we now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included as discontinued operations in the statements of operations. Prior periods are restated for comparative purposes. Land assets, and any other assets sold prior to adoption of SFAS 144, are reported in continuing operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable only for guarantees issued or modified after December 31, 2002. The implementation of FIN 45 did not have a material impact on our results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. As discussed in Note (B), “Organization,” of our Notes to Condensed Combining Financial Statements, Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (P), “Recent Accounting Pronouncements,” to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

FORWARD-LOOKING STATEMENTS

     The Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect the actual performance and results of operations of the Companies:

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

     Other risks and uncertainties may also affect the outcome of the actual performance and results of operations of the Partnership and Holding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has utilized both short-term and long-term debt in its financing strategy. The Partnership’s financial position is exposed to fluctuations in variable interest rates for loans obtained by its subsidiaries and joint ventures.

     For fixed-rate debt, changes in interest rates do not affect the Partnership’s earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates do affect the Partnership’s future earnings and cash flows. At March 31, 2003, the Partnership, through its subsidiaries and joint ventures, had $46.2 million in fixed-rate permanent debt with a weighted-average interest rate of 8.10%. The permanent debt has monthly principal and interest debt service and has maturities ranging from 2009 to 2023. In addition, the Partnership, through its subsidiaries and joint ventures, had $47.8 million in other fixed-rate debt at March 31, 2003 with maturities ranging from fiscal 2004 to fiscal 2006. Also at March 31, 2003, the Partnership, through its subsidiaries and joint ventures, had $127.5 million in variable-rate loans. If interest rates increased 100 basis points, the annual effect to the Partnership’s financial position and cash flows would be less than $1.0 million based on the balances outstanding at March 31, 2003. We cannot determine future fluctuations in interest rates. Accordingly, actual results from interest rate fluctuation could differ from the estimate presented above.

     Fairclough has entered into an interest rate swap agreement on a portion of its variable rate debt, which, in effect, fixes the interest rate on approximately 80% of its debt outstanding at March 31, 2003. In addition, Fairclough has issued promissory notes and incurred bank debt payable in British pounds sterling. As of March 31, 2003, the Partnership had not utilized any forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments, to mitigate any of the associated foreign currency exchange rate risk.

     Pursuant to leases signed over the last several years, a single tenant leases 1,029,000 square feet, or approximately 49%, of the Partnership’s current commercial projects. Fiscal 2003 revenues from this tenant were approximately 30% of total rental revenues from commercial projects and approximately 41% of total rental revenues from continuing operations.

     Various Centex affiliates lease, pursuant to leases signed over the last several years, an aggregate of 157,000 square feet, or approximately 7%, of the Partnership’s current commercial projects. Various Centex affiliates also leased space in two commercial projects that were sold during fiscal 2003. Fiscal 2003 revenues from these Centex affiliates were approximately 24% of total rental revenues from commercial projects, and approximately 27% of total rental revenues from continuing operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3333 Holding Corporation and Subsidiary and Centex Development
Company, L.P. and Subsidiaries

Combining Balance Sheets	136

Combining Statements of Operations	137

Combining Statements of Cash Flows	138

Combining Statements of Stockholders’ Equity and Partners’ Capital	140

Notes to Combining Financial Statements	141

Report of Independent Auditors	159

Quarterly Results	160

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Balance Sheets
(Dollars in thousands)

	March 31,

	2003	2002	2003	2002	2003	2002

			Centex Development		3333 Holding
			Company, L.P. and		Corporation and
	Combined		Subsidiaries		Subsidiary

Assets
Cash and Cash Equivalents	$5,113	$22,538	$5,105	$22,529	$8	$9
Receivables—
Affiliates	—	—	4,289	4,368	—	—
Centex Corporation and Subsidiaries	7,793	—	7,793	—	—	—
Notes	5,885	—	5,885	—	—	—
Other	17,135	7,213	16,874	7,142	261	71
Inventories—
Housing Projects	349,489	317,186	349,489	317,186	—	—
Land Held for Development and Sale	47,319	88,138	47,319	88,138	—	—
Commercial and Multi-Family Projects Under Development	51,752	28,751	51,752	28,751	—	—
Investments—
Commercial Properties, net	98,609	83,442	98,609	83,442	—	—
Real Estate Joint Ventures	3,973	5,353	3,973	5,353	—	—
Affiliate	—	—	—	—	1,191	1,191
Assets Held for Sale	—	65,111	—	65,111	—	—
Property and Equipment, net	2,308	3,212	2,308	3,212	—	—
Other Assets—
Goodwill, net	30,698	27,799	30,698	27,799	—	—
Deferred Charges and Other	20,610	19,693	18,839	17,922	1,771	1,771

	$640,684	$668,436	$642,933	$670,953	$3,231	$3,042

Liabilities, Stockholders’ Equity and Partners’ Capital
Accounts Payable and Accrued Liabilities—
Affiliates	$—	$—	$—	$—	$4,289	$4,368
Centex Corporation and Subsidiaries	—	7,061	—	7,061	—	—
Other	130,344	107,772	130,182	107,779	211	42
Liabilities Related to Assets Held for Sale	—	51,527	—	51,527	—	—
Notes Payable	221,492	239,929	221,492	239,929	—	—
Stockholders’ Equity and Partners’ Capital—
Stock and Stock/Class B Unit Warrants	501	501	500	500	1	1
Capital in Excess of Par Value	800	800	—	—	800	800
Retained Earnings (Deficit)	(2,070)	(2,169)	—	—	(2,070)	(2,169)
Partners’ Capital	273,180	264,994	274,322	266,136	—	—
Accumulated Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	16,903	(2,367)	17,291	(2,367)	—	—
Unrealized Gain (Loss) on Hedging Instruments	(466)	388	(854)	388	—	—

Total Stockholders’ Equity and Partners’ Capital	288,848	262,147	291,259	264,657	(1,269)	(1,368)

	$640,684	$668,436	$642,933	$670,953	$3,231	$3,042

See Notes to Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Statements of Operations
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2003	2002	2001	2003	2002	2001	2003	2002	2001

							3333 Holding
				Centex Development Company			Corporation and
	Combined			L.P. and Subsidiaries			Subsidiary

Revenues
Real Estate Sales	$427,964	$364,162	$328,362	$427,964	$364,162	$328,362	$—	$—	$—
Interest and Other Income	21,595	16,701	7,515	21,470	15,216	7,514	350	1,611	1,001

	449,559	380,863	335,877	449,434	379,378	335,876	350	1,611	1,001

Costs and Expenses
Cost of Real Estate Sold	365,241	315,835	285,612	365,241	315,835	285,612	—	—	—
Selling, General and Administrative Expenses	49,204	36,741	31,001	49,178	36,593	30,292	251	274	1,709
Interest	10,168	7,506	10,869	10,168	7,506	10,869	—	—	—
Depreciation and Amortization	3,326	2,599	3,923	3,326	2,599	3,885	—	—	38

	427,939	362,681	331,405	427,913	362,533	330,658	251	274	1,747

Earnings (Loss) from Continuing Operations Before Income Taxes	21,620	18,182	4,472	21,521	16,845	5,218	99	1,337	(746)
Income Taxes	4,192	1,757	(242)	4,192	1,757	(242)	—	—	—

Net Earnings (Loss) from Continuing Operations	17,428	16,425	4,714	17,329	15,088	5,460	99	1,337	(746)
Discontinued Operations:
Earnings (Loss) from Discontinued Operations (Including Gain on Sale of $11,754 for the year ended March 31, 2003)	11,934	557	(98)	11,934	557	(98)	—	—	—

Net Earnings	$29,362	$16,982	$4,616	$29,263	$15,645	$5,362	$99	$1,337	$(746)

Net Earnings Allocable to Limited Partner				$29,263	$15,645	$5,362

Earnings from Continuing Operations Per Unit/Share				$72.03	$67.42	$77.74	$99	$1,337	$(746)
Earnings (Loss) From Discontinued Operations Per Unit/Share				49.60	2.49	(1.40)	—	—	—

Net Earnings (Loss) Per Unit/Share				$121.63	$69.91	$76.34	$99	$1,337	$(746)

Weighted-Average Units/Shares Outstanding				240,591	223,788	70,235	1,000	1,000	1,000

See Notes to Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Statements of Cash Flows
(Dollars in thousands)

	March 31

	2003	2002	2001

	Combined

Cash Flows — Operating Activities
Net Earnings (Loss)	$29,362	$16,982	$4,616
Adjustments—
Depreciation	4,531	3,414	4,089
Amortization	932	691	751
Deferred Tax Provision (Benefit)	1,257	(1,262)	—
Equity in Earnings from Joint Ventures	(539)	(161)	(394)
Decrease in Restricted Cash	—	—	1,915
(Increase) Decrease in Receivables	(16,893)	2,716	133
(Increase) Decrease in Notes Receivable	(5,885)	14	3,117
Decrease (Increase) in Inventories	31,345	(103,403)	(36,126)
Decrease (Increase) in Commercial Properties	29,892	(51,780)	(24,143)
(Increase) Decrease in Other Assets	(7)	(8,108)	(7,895)
Increase (Decrease) in Payables and Accruals	2,960	35,483	(25,571)

	76,955	(105,414)	(79,508)

Cash Flows — Investing Activities
Decrease (Increase) in Advances to Joint Ventures and Investment in Affiliate	1,919	(2,493)	290
Disposals (Additions) of Property and Equipment, net	525	(236)	(633)

	2,444	(2,729)	(343)

Cash Flows — Financing Activities
(Decrease) Increase in Notes Payable— Centex Corporation and Subsidiaries	—	—	—
Other	(76,840)	101,676	(114,318)
Issuance of Class C Units	—	26,378	142,268
Preference Payments	(21,077)	—	—

	(97,917)	128,054	27,950

Effect of Exchange Rate Changes on Cash	1,093	(407)	(1,464)

Net (Decrease) Increase in Cash	(17,425)	19,504	(53,365)
Cash and Cash Equivalents at Beginning of Year	22,538	3,034	56,399

Cash and Cash Equivalents at End of Year	$5,113	$22,538	$3,034

See Notes to Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Development Company, L.P. and Subsidiaries
Combining Statements of Cash Flows
(Dollars in thousands)

March 31,			March 31,

2003	2002	2001	2003	2002	2001

Centex Development			3333 Holding
Company, L.P. and			Corporation and
Subsidiaries			Subsidiary

$29,263	$15,645	$5,362	$99	$1,337	$(746)

4,531	3,414	4,051	—	—	38
932	691	751	—	—	—
1,257	(1,262)	—	—	—	—
(539)	(161)	(394)	—	—	—
—	—	1,915	—	—	—
16,703	2,787	128	(190)	(71)	5
(5,885)	14	3,117	—	—	—
31,345	(105,299)	(35,767)	—	1,896	(359)
29,892	(51,780)	(24,143)	—	—	—
(7)	(6,437)	(7,970)	—	(1,671)	75
2,870	37,031	(26,547)	90	(1,548)	976

76,956	(105,357)	(79,497)	(1)	(57)	(11)

1,919	(2,493)	290	—	—	—
525	(297)	(633)	—	61	—

2,444	(2,790)	(343)	—	61	—

—	—	—	—	—	—
(76,840)	101,676	(114,318)	—	—	—
—	26,378	142,268	—	—	—
(21,077)	—	—	—	—	—

(97,917)	128,054	27,950	—	—	—

1,093	(407)	(1,464)	—	—	—

(17,424)	19,500	(53,354)	(1)	4	(11)
22,529	3,029	56,383	9	5	16

$5,105	$22,529	$3,029	$8	$9	$5

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Combining Statements of Stockholders’ Equity and Partners’ Capital
(Dollars in thousands)

	Centex Development Company, L.P.				3333 Holding
	and Subsidiaries				Corporation and Subsidiary

		Class B	General	Limited		Capital In	Retained
		Unit	Partners’	Partners’	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2000	$69,185	$500	$1,142	$70,644	$1	$800	$(2,760)
Issuance of Class C Units	146,112	—	—	146,112	—	—	—
Net Earnings	4,616	—	—	5,362	—	—	(746)
Other Comprehensive Loss	(4,100)	—	—	(4,100)	—	—	—

Comprehensive Income	516

Balance at March 31, 2001	215,813	500	1,142	218,018	1	800	(3,506)
Issuance of Class C Units	27,135	—	—	27,135	—	—	—
Net Earnings	16,982	—	—	15,645	—	—	1,337
Other Comprehensive Income	2,217	—	—	2,217	—	—	—

Comprehensive Income	19,199

Balance at March 31, 2002	262,147	500	1,142	263,015	1	800	(2,169)
Preference Payments	(21,077)	—	—	(21,077)	—	—	—
Net Earnings	29,362	—	—	29,263	—	—	99
Other Comprehensive Income	18,416	—	—	18,416	—	—	—

Comprehensive Income	47,778

Balance at March 31, 2003	$288,848	$500	$1,142	$289,617	$1	$800	$(2,070)

See Notes to Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Combining Financial Statements
(Dollars in thousands, except per share/unit data)

(A) BASIS OF PRESENTATION

     The accompanying combining financial statements include the accounts of 3333 Holding Corporation (“Holding”) and subsidiary and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively, the “Companies”) as of March 31, 2003 and 2002 and results of operations for each of fiscal 2003, 2002 and 2001 after elimination of all significant intercompany balances and transactions. The financial statements of the Partnership and subsidiaries are included in the combined statements since Development, as general partner of the Partnership, is able to exercise effective control over the Partnership.

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

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing a return of capital. As of March 31, 2003, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million. Preference payments in arrears totaled $42.0 million after a preference payment of $21.1 million on March 31, 2003.

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

     Supplementary condensed combined financial statements of Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries are set forth below. For additional information on Centex and subsidiaries, you should refer to the separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	March 31,

	2003	2002

Assets
Cash and Cash Equivalents	$477,166	$242,254
Restricted Cash	172,321	106,270
Receivables	5,640,302	4,066,133
Inventories	4,052,597	3,221,931
Investments in Joint Ventures and Other	106,250	99,962
Assets Held for Sale	—	65,111
Property and Equipment, net	698,456	723,497
Other Assets	823,073	859,525

	$11,970,165	$9,384,683

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,814,744	$1,544,004
Liabilities Related to Assets Held for Sale	—	51,527
Short-term Debt	1,042,825	525,800
Long-term Debt	6,283,366	4,990,908
Minority Stockholders’ Interest	171,384	155,671
Stockholders’ Equity	2,657,846	2,116,773

	$11,970,165	$9,384,683

Supplementary Condensed Combined Statements of Earnings of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Years Ended March 31,

	2003	2002	2001

Revenues	$9,499,365	$8,109,124	$7,045,133
Cost of Sales	8,712,256	7,489,159	6,608,946

Earnings Before Income Taxes	787,109	619,965	436,187
Income Taxes	243,124	238,296	154,112

Net Earnings From Continuing Operations	543,985	381,669	282,075
Earnings (Loss) From Discontinued Operations	11,934	557	(98)

Net Earnings	555,919	382,226	281,977
Other Comprehensive Income (Loss)	6,965	(7,859)	(3,849)

Comprehensive Income	$562,884	$374,367	$278,128

(C) SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenues from homebuilding projects are recognized as homes are sold and title passes. Real estate sales are recognized when a buyer has made an adequate cash down payment, all significant risks and rewards of ownership have been relinquished and title has transferred to the buyer. Sales revenues related to contractually obligated improvements are deferred until such improvements have been completed. The Partnership recognizes revenues from rentals to tenants under operating leases ratably over the lease terms. Rental revenues are included in Interest and Other Income in the Combining Statements of Operations.

Earnings (Loss) Per Share/Unit

     Earnings (loss) per share/unit is based on the weighted-average number of outstanding shares of Holding common stock of 1,000 and on the weighted-average number of outstanding Class A and Class C Units of 240,591; 223,788 and 70,235 for fiscal 2003, 2002, and 2001 respectively.

Cash and Cash Equivalents

     The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

Accounts and Notes Receivable

     Accounts receivable primarily consist of accrued rents due from tenants, closed unfunded home sales receivables and accrued reimbursements for costs incurred at a multi-family project. See Note (K), “Commitments and Contingencies,” for further discussion of this project. Non-cancelable minimum rentals (in thousands) from operating leases during the next five fiscal years are: 2004, $12,082; 2005, $12,034; 2006, $11,449; 2007, $11,258; 2008, $11,105; and $61,020 thereafter.

     Notes receivable at March 31, 2003 are due within one year. The weighted-average interest rate at March 31, 2003 was 5.25%.

Inventory Capitalization and Cost Allocation

     Projects under development and held for sale are stated at the lower of cost (including development costs and, where appropriate, capitalized interest and real estate taxes) or fair value less costs to sell. Capitalized costs are included in cost of sales in the combining statements of operations as related revenues are recognized. Interest costs relieved from inventories are included in cost of sales. The Companies review recoverability of their inventories on an individual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment charge of approximately $1.0 million is included in Selling, General and Administrative Expenses in fiscal year 2003 to reflect the difference between cost and fair value for a commercial project.

Commercial Properties, net

     Commercial real estate properties are carried at cost, net of accumulated depreciation. Betterments, major renovations and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and Improvements	5 to 39 years
Tenant Improvements	Terms of leases

     The cost of commercial real estate properties and accumulated depreciation are summarized below:

	March 31,

	2003	2002

Commercial Properties	$103,251	$86,137
Accumulated Depreciation	(4,642)	(2,695)

	$98,609	$83,442

Deferred Charges and Other

     Deferred charges and other are primarily composed of loan fees, lease commissions, prepaid expenses, deposits and investments.

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

Goodwill

     Goodwill represents the excess of purchase price over the net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), goodwill and certain identifiable intangible assets are no longer amortized over their expected lives. Instead, these assets are tested for impairment annually at the reporting unit level using a two-step impairment assessment. See further discussion of goodwill at Note (J), “Goodwill.”

Advertising Costs

     Advertising costs are expensed as incurred. The advertising costs for fiscal 2003, 2002 and 2001 were $5.4 million, $4.3 million and $3.7 million, respectively.

Foreign Currency Exchange Gains or Losses

     The Partnership’s International Home Building operation, whose functional currency is not the U.S. dollar, translates its financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, non-recurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of partners’ capital.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain prior year balances have been reclassified to be consistent with the fiscal 2003 presentation.

Combining Statements of Cash Flows — Supplemental Disclosures

	For the Years Ended March 31,

	2003	2002

Cash Paid for Interest	$18,518	$14,605

Net Cash Paid for Taxes	$2,657	$5,591

Issuance of Class C Units in Exchange for Assets	$—	$27,135

	For the Years Ended March 31,

	2003	2002

Total Interest Incurred	$19,256	$14,855
Interest Capitalized	6,711	5,312

Interest Expense	$12,545	$9,543

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

     Due to the adoption of SFAS 144, the Companies now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included as discontinued operations in the statements of operations. Prior periods are restated for comparative purposes. Land assets, and any other assets sold prior to adoption of SFAS 144, are reported in continuing operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others” (“FIN 45”), which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable only for guarantees issued or modified after December 31, 2002. The implementation of FIN 45 did not have a material impact on our results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. As discussed above in Note (B), “Organization,” Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (N) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

(D) ACQUISITION OF FAIRCLOUGH HOMES GROUP LIMITED

     On April 15, 1999, Centex Development Company UK Limited (“CDCUK”), a company incorporated in England and Wales and a wholly-owned subsidiary of the Partnership, closed its acquisition of all of the voting shares of Fairclough Homes Group Limited, a British home builder (“Fairclough”). The purchase price at closing (approximately $219 million) was paid by the delivery of two-year non-interest-bearing promissory notes. A major portion of the promissory notes was secured by a letter of credit obtained by the Partnership from a United Kingdom bank. Additionally, the seller of the voting shares retained non-voting preference shares in Fairclough that entitled it to receive substantially all of the net after-tax earnings of Fairclough until March 31, 2001. During that time period CDCUK also retained the rights to participate in Fairclough’s earnings in excess of certain specified levels. During the period between April 15, 1999 and March 31, 2001, Fairclough’s operations were carried out subject to certain guidelines that were negotiated with the seller in connection with its ownership of the preference shares.

     Because the non-voting preference shares retained by the seller had the characteristics of debt, the preference obligation was reported as interest expense in the financial statements. Subsequent to March 31, 2001, CDCUK redeemed the preference shares for nominal value.

     As of March 31, 2001, the non-interest-bearing promissory notes were repaid in full (less the holdback described below) from a combination of bank borrowings, equity contributions to CDCUK from the Partnership, and a loan to CDCUK from the Partnership. CDCUK retained a $6.9 million holdback relative to CDCUK exercising its right of offset for asserted breaches of representations and warranties by the seller under the share purchase agreement. In fiscal 2002, $1.2 million of this holdback was paid to the seller and $5.7 million was dedicated to fund repair costs and claims arising out of a project completed prior to CDCUK’s acquisition of Fairclough.

     The purchase of Fairclough has been accounted for using the purchase method of accounting, pursuant to which the total cost of the acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values.

(E) PROPERTY AND EQUIPMENT

     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,

	2003	2002

Land, Buildings & Improvements	$1,531	$2,004
Machinery, Equipment & Other	1,874	1,659

	3,405	3,663
Accumulated Depreciation	(1,097)	(451)

	$2,308	$3,212

(F) INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $35.8 million as of March 31, 2003 and $16.1 million as of March 31, 2002. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $7.5 million as of March 31, 2003.

(G) NOTES PAYABLE

     Non-recourse debt totaled $78.2 million at March 31, 2003. As projects are sold, a portion of the proceeds is restricted for repayment of the note that was secured by the project sold. In addition, the Partnership, through wholly-owned single asset entities, had construction debt outstanding at March 31, 2003 totaling $74.0 million. The Partnership itself has also issued completion and payment guarantees for up to 100% of the construction loan amounts. The note balances and rates in effect were as follows:

		March 31,

		2003	2002

Non-Recourse Debt
Mortgage Notes(2)	7.20% to 8.72%	$46,153	$76,592
Land Notes(3)	8.00% to 9.50%	32,076	62,370

		78,229	138,962

Limited-Recourse
Construction Notes(5)	LIBOR(1) + 2.00% - 2.35% to 7.08%	50,506	40,868

Full-Recourse Debt
Construction Notes(6)	LIBOR(1) + 1.75% - 2.00%	23,461	15,167
Other(4)	LIBOR(1) + 1.00%	69,296	94,129

		92,757	109,296

		$221,492	$289,126

(1)	The 30-day LIBOR rate at March 31, 2003 and 2002 was 1.31% and 1.88%, respectively.

(2)	Secured by assets with an aggregate book value of $53.8 million at March 31, 2003.

(3)	Secured by assets with an aggregate book value of $35.3 million at March 31, 2003.

(4)	As of March 31, 2003, the Partnership has drawn £44.0 million of the £100.0 million availability.

(5)	Secured by assets with an aggregate book value of $63.6 million at March 31, 2003.

(6)	Secured by assets with an aggregate book value of $33.7 million at March 31, 2003.

     Maturities of debt (in thousands) during the next five fiscal years are: 2004, $29,929; 2005, $35,193; 2006, $25,175; 2007, $69,296; 2008, $—; and $61,899 thereafter.

(H) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three-year period ended March 31, 2003 is presented below:

	For the Years Ended March 31,

	2003	2002	2001

Net Earnings	$29,362	$16,982	$4,616
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation Adjustments	19,270	1,829	(4,100)
Unrealized Gain (Loss) on Hedging Instruments	(854)	388	—

Comprehensive Income	$47,778	$19,199	$516

(I) DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on its debt obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Partnership has entered into an interest rate swap agreement, designated as a cash flow hedge, on a portion of its debt. The swap agreement is recorded at its fair value in Other Assets or Accrued Liabilities in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivative are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings. During fiscal 2003, there was no hedge ineffectiveness related to this derivative.

     This swap expires in March 2004. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. As of March 31, 2003, the Accumulated Other Comprehensive Loss was $666 thousand ($466 thousand net of tax). If the cash flow hedge is terminated, the net gain or loss remains in Accumulated Other Comprehensive Income, and is reclassified into earnings in the same periods during which the cash flows on the hedged item affect earnings.

(J) GOODWILL

     Holding and the Partnership adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective April 1, 2001. SFAS No. 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two-step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. Holding and the Partnership tested for potential impairment, both upon adoption of SFAS No. 142 and annually as of January 1, 2002, by determining whether the carrying amount of a reporting unit exceeds its fair value. Holding and the

Partnership had no impairment of goodwill in fiscal 2003. Identifiable intangible assets, other than goodwill, are immaterial. The Partnership’s International Home Building segment carries all of the Partnership’s goodwill, which arose from the April 15, 1999 acquisition of all of the voting shares of Fairclough. The carrying amount of goodwill was $30.7 million and $27.8 million at March 31, 2003 and 2002, respectively. The increase in fiscal 2003 reflects the impact of foreign currency translation adjustments.

     For fiscal 2001, net earnings excluding goodwill amortization and earnings per unit excluding such amortization expense are as follows:

March 31,

2001

Reported Net Earnings Allocable to Limited Partner	$5,362
Goodwill Amortization	1,750

Adjusted Net Earnings	$7,112

Net Earnings (Loss) Per Unit:
Reported Net Earnings	$76.34
Goodwill Amortization	24.92

Adjusted Net Earnings	$101.26

(K) COMMITMENTS AND CONTINGENCIES

     As of March 31, 2003, the Partnership had remaining commitments of approximately $10.2 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, the Partnership has also executed recourse payment guarantees. At March 31, 2003, our subsidiaries had outstanding letters of credit of $3.9 million that primarily relate to development obligations of Multi-Family Communities.

     Subsidiaries of the Partnership have also obtained demand notes or letters of credit from Centex for up to 10% of the construction loan commitment amount. These demand notes or letters of credit have been pledged or endorsed to the lenders as additional collateral on the construction loans and may be called only in the event of an uncured default by the Partnership. This additional collateral totals approximately $1.1 million as of March 31, 2003.

     A subsidiary of the Partnership has agreed to develop a mixed-use project in Saint Paul, Minnesota consisting of various types of residential housing and ancillary retail space. The subsidiary has performed a significant portion of the infrastructure work and has sold several of the development sites to reputable home builders (including a 1.5 acre site to Centex Homes) pursuant to contracts that obligate the purchasers to fulfill certain of the seller’s development obligations at the project. The subsidiary of the Partnership (as the seller) retains the right to repurchase the site if the purchaser fails to commence the performance of such obligations. Ultimately, the Partnership’s subsidiary remains responsible for the development of the project.

     The subsidiary anticipates that the costs expended for infrastructure work will be reimbursed from the proceeds of a bond offering by a special taxing district established to aid in the development of the project. These costs will be reimbursed over time as improvements at the project generate property taxes sufficient to fund debt service on the bonds. A receivable of approximately $13.9 million is included in Other Receivables in the accompanying Combining Balance Sheets. The subsidiary has deferred recognition of this income as of March 31, 2003 as improvements to the project that will generate property taxes have begun.

     In the normal course of its business, the Partnership issues certain representations, warranties and guarantees related to its home sales, land sales and building sales that may be affected by the Financial

Accounting Standards Board’s recent issuance of FIN 45. Based on historical evidence, the Partnership does not believe that any of these representations, warranties or guarantees would result in a material effect on our consolidated financial condition or operations. See further discussion on our warranty liability below. See further discussion of FIN 45 in Note (C), “Significant Accounting Policies.”

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

     Changes in International Home Building’s contractual warranty liability during the period are as follows:

Balance as of March 31, 2002	$2,279
Warranties Issued	5,323
Settlements Made	(4,212)

Balance as of March 31, 2003	$3,390

     Benefits are provided to eligible employees of the Partnership and certain subsidiaries under various profit sharing plans. The aggregate cost of these plans to the Partnership was $1.2 million in fiscal 2003, $1.0 million in fiscal 2002 and $0.8 million in fiscal 2001. The employees’ rights to employer contributions to these plans vest over a period of up to seven years.

(L) BUSINESS SEGMENTS

     The Companies operate in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities and Corporate-Other. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies. Segment information is presented after the elimination of all inter-segment transactions and balances.

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

	For the Year Ended March 31, 2003
	(Dollars in thousands)

	Int’l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$375,624	$31,273	$6,171	$36,491	$449,559
Cost of Sales	(319,322)	(8,334)	(4,703)	(32,882)	(365,241)
Selling, General & Administrative Expenses	(33,372)	(12,450)	(2,982)	(3,726)	(52,530)
Interest Expense	(2,538)	(5,266)	—	(2,364)	(10,168)

Earnings (Loss) from Continuing Operations Before Income Taxes	20,392	5,223	(1,514)	(2,481)	21,620
Earnings from Discontinued Operations Before Income Tax	—	10,191	1,743	—	11,934

Earnings (Loss) Before Income Tax	$20,392	$15,414	$229	$(2,481)	$33,554

Identifiable Assets	$396,428	$126,855	$65,389	$52,012	$640,684
Capital Expenditures	$295	$—	$—	$—	$295
Depreciation and Amortization	$782	$2,493	$28	$23	$3,326
Revenues from Discontinued Operations	$—	$79,903	$25,200	$—	$105,103

     Effective April 1, 2003, the operations of Multi-Family Communities were restructured. Due to the risks associated with an extended development time frame and significant capital requirements, these operations have been restructured to focus on leasing and disposition of current projects rather than new development.

     The responsibilities for day-to-day operations, including the completion, leasing and sale of remaining projects have been assumed by personnel within the Corporate-Other segment. The future operations of remaining projects will be reflected in the Corporate-Other segment. A restructuring charge of approximately $0.6 million is included in Multi-Family Communities’ selling, general and administrative expenses for the year ended March 21, 2003.

     Pursuant to leases signed over the last several years, a single tenant leases 1,029,000 square feet, or approximately 49%, of the Partnership’s current commercial projects. Fiscal 2003 revenues from this tenant were approximately 30% of total rental revenues from commercial project and approximately 41% of total rental revenues from continuing operations.

     Various Centex affiliates lease, pursuant to leases signed over the last several years, an aggregate of 157,000 square feet, or approximately 7%, of the Partnership’s current commercial projects. Various Centex affiliates also leased space in two commercial projects that were sold during fiscal 2003. Fiscal 2003 revenues from these Centex affiliates were approximately 24% of total rental revenues from commercial projects, and approximately 27% of total rental revenues from continuing operations.

	For the Year Ended March 31, 2002
	(Dollars in thousands)

	Int’l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$290,406	$33,701	$53,944	$2,812	$380,863
Cost of Sales	(251,010)	(16,750)	(46,866)	(1,209)	(315,835)
Selling, General & Administrative Expenses	(25,135)	(8,275)	(3,917)	(2,013)	(39,340)
Interest Expense	(1,947)	(4,718)	(6)	(835)	(7,506)

Earnings (Loss) from Discontinued Operations Before Income Tax	12,314	3,958	3,155	(1,245)	18,182
Earnings from Discontinued Operations Before Income Tax	—	557	—	—	557

Earnings (Loss) Before Income Tax	$12,314	$4,515	$3,155	$(1,245)	$18,739

Identifiable Assets	$382,903	$179,270	$28,725	$77,538	$668,436
Capital Expenditures	$185	$—	$24	$27	$236
Depreciation & Amortization	$540	$1,398	$28	$2	$1,968
Revenues from Discontinued Operations	$—	$5,767	$—	$—	$5,767

	For the Year Ended March 31, 2001
	(Dollars in thousands)

		Domestic
	Int’l Home	Home	Commercial	Multi-Family	Corporate-
	Building	Building	Development	Communities	Other	Total

Revenues	$252,487	$30,304	$29,648	$1,664	$21,774	$335,877
Cost of Sales	(222,634)	(24,002)	(18,398)	—	(20,578)	(285,612)
Selling, General & Administrative Expenses	(22,085)	(3,461)	(5,932)	(2,399)	(1,047)	(34,924)
Interest Expense	(7,802)	—	(3,067)	—	—	(10,869)

Earnings (Loss) from Discontinued Operations Before Income Tax	(34)	2,841	2,251	(735)	149	4,472
Loss from Discontinued Operations Before Income Tax	—	—	(98)	—	—	(98)

Earnings (Loss) Before Income Tax	$(34)	$2,841	$2,153	$(735)	$149	$4,374

Identifiable Assets	$295,885	$—	$127,109	$50,783	$10,873	$484,650
Capital Expenditures	$629	$4	$—	$—	$—	$633
Depreciation & Amortization	$2,678	$45	$1,159	$41	$—	$3,923
Revenues from Discontinued Operations	$—	$—	$3,440	$—	$—	$3,440

     In March 2001, the Partnership sold its Domestic Home Building segment to Centex Homes for total consideration of $21.1 million representing book value, which also approximated market value. The financial results from the sale of this segment are included in Corporate-Other. Domestic Home Building accounted for 8.9% of revenues and 65.0% of operating earnings in fiscal 2001.

(M) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The consolidated carrying values of Cash and Cash Equivalents, Other Receivables, Accounts Payable and Accrued Liabilities and other variable-rate debt approximate their fair values. The carrying values and estimated fair values of other financial liabilities were as follows:

	March 31,

	2003			2002

	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

Financial Liabilities Fixed-Rate Debt	$93,975	$99,793	(1)	$152,616	$153,815	(1)

(1)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(N) STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

Equity Securities

     The partnership agreement governing the Partnership (the “Partnership Agreement”) contemplates the issuance of three classes of limited partnership units: Class A Units, Class B Units and Class C Units. Under the Partnership Agreement, holders of Class C Units are entitled to substantially the same rights as holders of Class A Units in connection with matters in common, such as voting, allocations and distributions. During fiscal 2002, 27,135 Class C Units were issued in exchange for cash and other assets with a fair market value of $27.1 million. At March 31, 2003, there were 32,260 Class A Units and 208,330 Class C Units outstanding.

     No Class B Units are issued and outstanding. However, warrants to purchase approximately 80% of the Class B Units were issued to Centex stockholders and are held by a nominee on their behalf. These warrants will detach and trade separately from Centex common stock on the earlier of Payout (as defined below) or November 30, 2007, the scheduled detachment date.

Preferred Return

     The Partnership Agreement provides that the holders of the Class A Units and Class C Units are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. Preference payments in arrears at March 31, 2003 amounted to $42.0 million, and Unrecovered Capital for the holders of Class A Units and Class C Units at March 31, 2003 totaled $32.8 million, and $208.3 million, respectively.

Allocation of Profits and Losses

     As provided in the Partnership Agreement, prior to Payout (as defined below), net income of the Partnership is to be allocated to the partners in the following order of priority:

[i]	To the holders of Class A Units and Class C Units to the extent of the cumulative preferred return.

[ii]	To the partners to the extent and in the same ratio that cumulative net losses were allocated.

[iii]	To the partners in accordance with their percentage interests. Currently, this would be a combined 20% to the holders of Class A Units and Class C Units and 80% to the general partner.

     After Payout, the percentage interests will change to a combined 99% to the limited partners and 1% to the general partner. Thereafter, all loss allocations and allocations of net income will be made to the partners in accordance with their modified percentage interests.

Distributions

     Distributions of cash or other property are to be made at the discretion of the general partner and are to be distributed in the following order of priority:

[i]	Prior to the time at which the Class A and Class C limited partners have received aggregate distributions equal to their original capital contribution (“Payout”), distributions of cash or other property shall be made as follows:

[a]	To the Class A and Class C limited partners with respect to their cumulative preferred return, then

[b]	To the partners in an amount equal to the maximum marginal corporate tax rate times the amount of taxable income allocated to the partners then

[c]	To the Class A and Class C limited partners until their Unrecovered Capital is reduced to zero.

[ii]	After Payout, distributions of cash will be made to the partners in accordance with their modified percentage interests.

Warrants

     In November 1987, Centex acquired from the Partnership 100 warrants to purchase Class B Units in the Partnership at an exercise price of $500 per Class B Unit, and Centex acquired from Holding 100 warrants to purchase shares of Holding common stock at an exercise price of $800 per share. These warrants are subject to future adjustment to provide the holders of options to purchase Centex common stock with the opportunity to acquire Class B Units and shares of Holding. These warrants will generally become exercisable upon the detachment of the tandem-traded securities from Centex common stock.

(O) RELATED PARTY TRANSACTIONS

Services Agreements

     The Partnership has a services agreement with Holding whereby Holding provides certain executive and managerial services and tax, accounting and other similar services to the Partnership. The agreement was amended and restated effective April 1, 2001 to decrease the quarterly fee to $50 thousand. Effective October 1, 2001, the quarterly fee was further decreased to $12.5 thousand. In addition to the $50 thousand in service fees paid during fiscal 2003, the Partnership paid $.1 million and $1.0 million to Holding during fiscal 2003 and 2001, respectively.

     Holding has a services agreement with Centex Service Company (“Centex Service”), a wholly-owned subsidiary of Centex, whereby Centex Service provides certain tax, accounting, administrative and other similar services for Holding. In conjunction with the employment by the Partnership of employees previously employed by Centex Service, the agreement was amended and restated effective April 1, 2001 to decrease the quarterly fee to $50 thousand. Effective October 1, 2001, the quarterly fee was further decreased to $12.5 thousand to reflect employment by the Partnership of certain additional employees previously employed by Centex Service. Fees of $50 thousand, $125 thousand and $1.0 million in fiscal 2003, 2002 and 2001 paid by Holding to Centex Service under this agreement are reflected as administrative expenses in the accompanying combining financial statements.

Sales and Purchases

     Partnership revenues include sales to Centex Homes of $34.5 million, $1.7 million and $21.1 million (from the sale of the Partnership’s Domestic Home Building operation) during fiscal 2003, 2002 and 2001, respectively.

     During fiscal 2003, Centex Homes purchased a 1.5 acre site in Saint Paul, Minnesota from a subsidiary of the Partnership for cash consideration of $1.6 million. During fiscal 2002, Centex Homes purchased a 12-acre site in Lewisville, Texas, from subsidiaries of Holding and the Partnership for cash consideration of $1.25 million. Centex Homes will pay additional consideration to the subsidiaries in the form of a participation in profits above certain gross margin threshold levels on townhome sales.

     At March 31, 2003 and March 31, 2002, Centex Homes had $7.2 million and $9.1 million deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the year ended March 31, 2003, Centex Homes paid $3.5 million to the Partnership in fees and reimbursements pursuant to these agreements and $32.9 million for the purchase of residential lots. Centex Homes expects to pay an additional $31.6 million to the Partnership to complete the purchase of these tracts of land over the next three years.

Other

     The Partnership has entered into a management agreement with Centex Homes whereby the Partnership provides certain services to Centex Homes for the operation, management, development and sale of its commercial real estate portfolio. The management agreement, which was entered into effective April 1, 2001, provides for the reimbursement of a portion of the expenditures incurred by the Partnership (including overhead expenses) with respect to the properties. The management agreement further provides for the payment of additional amounts to the Partnership based upon its performance of services under the management agreement. Collectively, such payments amounted to approximately $3.5 million and $4.2 million during fiscal 2003 and 2002, respectively.

     The Partnership has entered into a management agreement with Centex Homes whereby Centex Homes provides management and oversight services for the Partnership’s investment in Fairclough. The Partnership pays Centex Homes an annual fee of $10 thousand and reimburses Centex Homes for its direct expenses associated with its management and oversight.

     Centex performs cash management services for the Partnership. Excess funds generated by the Partnership are transferred to Centex on a daily basis, and funds required by the Partnership are advanced by Centex to the Partnership as necessary. Advances to or from Centex bear interest at the one-month LIBOR rate plus 25 basis points, computed on the daily outstanding borrowings or advances.

     During fiscal 2003 and 2002, in connection with third-party construction and permanent loans made to the Partnership’s operating subsidiaries and in connection with the acquisition and sale of properties, the Partnership paid an aggregate of $244 thousand and $412 thousand, respectively, in title insurance premiums and escrow fees to Centex title insurance subsidiaries.

     In the last two years, Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. At March 31, 2003, all contracts were completed. At March 31, 2002, the total value of such contracts was $15.0 million, of which $5.3 million was unpaid. During the year ended March 31, 2003, the Partnership paid $5.3 million to Construction Services pursuant to these contracts.

     During fiscal 2003, the Partnership paid $65 thousand to a Centex affiliate for marketing services provided to the Partnership by an employee of such affiliate.

     A subsidiary of the Partnership has leased approximately 157,450 square feet, or 72% of leasable space, in the Citymark office building in Dallas, Texas to Centex Service and other Centex affiliates.

     Under the Partnership Agreement, Class C Units may be issued in exchange for assets acquired and capital received from a limited partner or from an entity that is to be admitted as a limited partner. Centex Homes is currently the sole limited partner of the Partnership.

     The Partnership Agreement provides that the holders of Class A Units and Class C Units are entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of their Unrecovered Capital. As noted above, Centex Homes is currently the sole limited partner of the Partnership and the sole holder of all outstanding Class A Units and Class C Units. At March 31, 2003, unpaid preference accruals totaled $42.0 million, and Unrecovered Capital for Class A Units and Class C Units totaled $32.8 million and $208.3 million, respectively. The Partnership made a preference payment of $21.1 million on March 31, 2003.

(P) INCOME TAXES

     The components of the total provision (benefit) for income taxes at March 31 are as follows:

	For the Years Ended March 31,

	2003	2002	2001

Current Provision (Benefit):
Federal	$—	$—	$(3,600)
State	—	—	—
Foreign	2,935	3,019	3,358

Total Current Provision (Benefit):	2,935	3,019	(242)

Deferred Provision (Benefit):
Federal	—	—	—
State	—	—	—
Foreign	1,257	(1,262)	—

Total Deferred Provision (Benefit)	1,257	(1,262)	—

Total Income Tax Provision (Benefit)	$4,192	$1,757	$(242)

     The effective tax rate differs from the federal statutory rate of 35% in fiscal 2003, 2002 and 2001 due to the following items:

	For the Years Ended March 31,

	2003	2002	2001

Financial Income Before Taxes	$33,554	$18,739	$4,374

Income Taxes at Statutory Rate	$11,744	$6,559	$1,531
(Decreases) Increases in Tax Resulting from - Benefit of Pass-through Status of Partnership	(6,820)	(5,918)	(1,765)
Preferred Share Distributions	—	1,609	2,731
Goodwill Amortization	—	—	613
Tax Allocation Agreement Payments	—	—	(3,600)
Other	(732)	(493)	248

Provision (Benefit) for Income Taxes	$4,192	$1,757	$(242)

Effective Tax Rate	12.49%	9.38%	(5.53%)

     The Company’s deferred tax assets and liabilities as of March 31 are as follows:

	March 31,

	2003	2002

Deferred Tax Assets
Accrued Interest	$1,738	$1,738
Other	—	215
Swap Agreement Market Adjustments	200	—
Net Operating Loss Carryforwards	682	717

Total Deferred Tax Assets	2,620	2,670
Valuation Allowance	(682)	(717)

Net Deferred Tax Assets	1,938	1,953

Deferred Tax Liabilities
Other	(664)	—
Interest Expensed as Incurred	(1,069)	(691)
Swap Agreement Market Adjustments	—	(166)

Total Deferred Tax Liabilities	(1,733)	(857)

Net Deferred Tax Assets	$205	$1,096

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     At March 31, 2003, Holding had net operating loss carryforwards of $1.9 million. If unused, the loss carryforwards will expire in fiscal years 2019 through 2020. Holding has recorded a valuation allowance, valuing the deferred tax asset at zero.

     Holding joins with its subsidiaries in filing consolidated income tax returns. The taxable income of the Partnership has been allocated to the holders of the Class A and Class C Units. Accordingly, no tax provision for the Partnership earnings is shown in the combining financial statements other than a payment of $3.6 million from Centex in fiscal 2001 under the terms of a Tax Liability Allocation Agreement.

     As of March 31, 2003, the Partnership has not provided for withholding or U.S. Federal Income Taxes on the accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable as such liability, if any, may be allocated to the holders of the Class A and Class C Units, and is dependent on circumstances existing when remittance occurs.

Report of Independent Auditors

TO THE BOARD OF DIRECTORS OF 3333 HOLDING CORPORATION:

     We have audited the accompanying combining balance sheets of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2003 and 2002, and the related combining statements of operations, cash flows, and stockholders’ equity and partners’ capital for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15 (a). These financial statements and the schedule are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the individual and combined financial positions of 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries as of March 31, 2003 and 2002, and the individual and combined results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Dallas, Texas
May 14, 2003

Quarterly Results (Unaudited)
(Dollars in thousands, except per share/unit data)

	For the Years Ended March 31,

	2003	2002	2003	2002	2003	2002

			Centex Development		3333 Holding
			Company, L.P. and		Corporation and
	Combined		Subsidiaries		Subsidiary

First Quarter
Revenues from Continuing Operations	$87,393	$82,707	$87,368	$82,097	$88	$660
Earnings (Loss) Before Taxes	$(773)	$3,366	$(785)	$2,790	$12	$576
Net Earnings (Loss)	$(303)	$3,075	$(315)	$2,499	$12	$576
Earnings (Loss) Per Unit/Share			$(1.31)	$11.70	$12	$576
Average Units Outstanding			240,591	213,504	—	—
Average Shares Outstanding			—	—	1,000	1,000
Second Quarter
Revenues from Continuing Operations	$103,502	$84,941	$103,477	$84,941	$87	$50
Earnings (Loss) Before Taxes	$4,386	$3,800	$4,354	$3,837	$32	$(37)
Net Earnings (Loss)	$3,607	$3,382	$3,575	$3,419	$32	$(37)
Earnings (Loss) Per Unit/Share			$14.86	$15.63	$32	$(37)
Average Units Outstanding			240,591	218,785	—	—
Average Shares Outstanding			—	—	1,000	1,000
Third Quarter
Revenues from Continuing Operations	$105,614	$94,498	$105,589	$93,673	$87	$838
Earnings Before Taxes	$14,303	$5,774	$14,288	$4,988	$15	$786
Net Earnings	$13,116	$5,538	$13,101	$4,778	$15	$760
Earnings Per Unit/Share			$54.45	$20.84	$15	$760
Average Units Outstanding			240,591	229,277	—	—
Average Shares Outstanding			—	—	1,000	1,000
Fourth Quarter
Revenues from Continuing Operations	$153,050	$118,717	$153,000	$118,667	$88	$63
Earnings Before Taxes	$15,638	$5,799	$15,598	$5,787	$40	$12
Net Earnings	$12,942	$4,987	$12,902	$4,949	$40	$38
Earnings Per Unit/Share			$53.63	$21.18	$40	$38
Average Units Outstanding			240,591	233,689	—	—
Average Shares Outstanding			—	—	1,000	1,000

     Note that prior period amounts have been restated, where appropriate, to reflect the impact of reclassification of operating components currently classified as discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 23, 2002, the audit committees of the boards of directors of Holding and Development, approved, for itself and on behalf of its subsidiaries, including the Partnership, the engagement of Ernst & Young LLP as the independent auditors for the Partnership and Holding for the fiscal year ending March 31, 2002, to replace Arthur Andersen LLP, who was dismissed as auditors for these entities effective as of that date. This action followed the audit committees’ decision to seek proposals from independent accountants to audit the financial statements of the Partnership and Holding.

     Arthur Andersen’s audit reports on the financial statements for Holding and the Partnership as of and for the fiscal years that ended March 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal years that ended March 31, 2001 and 2000, and the subsequent interim period through March 23, 2002:

•	there were no disagreements between the Partnership and Holding, on the one hand, and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports;

•	none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred; and

•	the Partnership and Holding did not consult with Ernst & Young regarding any of the matters or events described in item 304(a)(2)(i) and (ii) of Regulation S-K.

     The Partnership and Holding provided Arthur Andersen with a copy of the foregoing statements. A letter from Arthur Andersen, dated March 27, 2002, stating its agreement with such statements as filed with the SEC, is attached to this Report as Exhibit 16.1.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Holding

     We have included the information with respect to Holding called for by this Item 10 by incorporating into this Item 10 the information regarding the executive officers of Holding, which follows Item 4 of Part I of Part B of this report, and the information included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Holding’s Proxy Statement for its July 17, 2003 Annual Meeting of Stockholders.

The Partnership

     We have included the information with respect to the Partnership and directors and officers of the Partnership’s general partner, Development, called for by this Item 10 by incorporating into this Item 10 the information relating to the executive officers of Development, which follows Item 4 of Part I of Part B of this Report, information included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Holding’s 2003 Proxy Statement and the additional information regarding the Partnership set forth below.

     The Partnership has no directors or officers and, instead, is managed by Development, its sole general partner. Directors and officers of Holding hold the same positions with Development and, together with the other officers of Development, perform all executive management functions required for the Partnership. The limited partners of the Partnership have no power to direct or participate in the control of the Partnership or to remove the general partner. Through its Board of Directors, a majority of whom are independent outside directors, Development manages how the Partnership conducts its activities, including the acquisition, development, maintenance and sales of properties belonging to the Partnership and all other decisions regarding the Partnership’s business or operations. See “Item 1. Business.”

Services Agreements

     The Partnership has entered into a services agreement pursuant to which Holding provides executive oversight and various administrative and clerical services required by the Partnership that are not performed by the employees of the Partnership. From time to time, Holding delegates the performance of some responsibilities to Centex Service under the terms of a services agreement between Holding and Centex Service.

     Holding is entitled to reimbursement from the Partnership for all reasonable costs and expenses incurred and paid by Holding in connection with the performance of its duties and obligations under the services agreement. In addition, the Partnership paid Holding a quarterly managerial fee equal to $12,500 per quarter from April 1, 2002, through March 31, 2003. During fiscal 2003, Holding received $150 thousand from the Partnership for its services.

     The term of the services agreement between Holding and the Partnership is subject to automatic renewal for successive one-year terms unless either party elects to terminate the agreement prior to March 1 of any year. However, the Partnership may not terminate the agreement prior to the later of date of the detachment of the Stockholder Warrants from Centex’s common stock or payout, which is defined in the partnership agreement. Nevertheless, the Partnership may terminate the agreement if Holding breaches the agreement.

ITEM 11. EXECUTIVE COMPENSATION

Holding

     We have included the information with respect to Holding called for by this Item 11 by incorporating into this Report the information included under the caption “Executive Compensation” in Holding’s 2003 Proxy Statement.

The Partnership

     We have included the information with respect to the Partnership and the directors and officers of the Partnership’s general partner, Development, by incorporating into this Item 11 the information included under the captions “Board Meetings, Fees, Committees and Attendance Records” and “Executive Compensation” in Holding’s 2003 Proxy Statement.

     As noted above, the Partnership does not have any directors or officers and, instead, is managed by its sole general partner, Development. See “Item 10. Directors and Executive Officers of the Registrants.” Under the terms of the Partnership Agreement, Development, as general partner, is entitled to be allocated particular items of income and loss of the Partnership and to receive certain distributions of cash from the Partnership depending upon the level of income and cash available for distribution and whether payout has occurred. For a summary of these rights and benefits, see Note (N), “Stockholders’ Equity and Partners’ Capital,” of the Notes to the Combining Financial Statements of Holding and the Partnership included on pages 153-154 of this Report. Except as described above, and except for the right to be reimbursed for some expenses, Development does not receive any compensation from the Partnership with respect to its duties and obligations as general partner of the Partnership.

     The executive officers of Development did not receive any remuneration from Development for fiscal 2003. Directors of Development who are neither officers nor employees of Development, the Partnership, Centex or Centex’s subsidiaries received compensation from Development in the form of directors’ and committee members’ fees. During fiscal 2003, each executive officer of Development received remuneration from the Partnership or from Centex or one of its subsidiaries in his capacity as an employee or officer of that entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holding

     We have included the information with respect to Holding called for by this Item 12 by incorporating into this Item 12 the information included and referenced under the caption “Security Ownership of Management and Certain Beneficial Owners” in Holding’s 2003 Proxy Statement.

The Partnership

     The following table sets forth information with respect to the beneficial ownership of the equity securities of the Partnership as of May 29, 2003 (except as otherwise specified in the footnotes to the table) by Development, the directors and executive officers of Development, individually itemized, all directors and executive officers of Development as a group, and any person known to the Partnership to be the beneficial owner of more than 5% of any class of the Partnership’s equity securities. Except as otherwise indicated, all securities are owned directly, and the beneficial owner of these securities has the sole voting and investment power with respect thereto.

		Number of
		Units or
	Name of	Warrants	Percent of
Title of Class*	Beneficial Owner**	Owned	Class

General Partner Interest (1)	3333 Development Corporation	A11	100%
	2728 N. Harwood
	Dallas, Texas 75201
Class A Units (2)	Centex Homes	32,260.085	100%
	2728 N. Harwood
	Dallas, Texas 75201
Stockholder Warrants (3)	3333 Development Corporation	—	***
	Richard C. Decker (4)	0.307	***
	Josiah O. Low, III	0.064	***
	Todd D. Newman (4)	0.047	***
	David M. Sherer	—	***
	Stephen M. Weinberg (4)	0.428	***
	Roger O. West	—	***
	All directors and executive officers of	0.846	***
	Development as a group (6 persons) (4)
	AXA Assurances I.A.R.D. (5)	94	9.4%
	370 Rue Saint Honore
	Paris, France 75001

		Number of
		Units or
	Name of	Warrants	Percent of
Title of Class*	Beneficial Owner**	Owned	Class

	Greenhaven Associates, Inc. (6)	69	7.0%
	Three Manhattanville Road
	Purchase, NY 10577
Centex Class B Unit Warrants (7)	Centex Corporation	100	100%
	2728 N. Harwood
	Dallas, Texas 75201
Class B Units (8)	Centex Corporation	350	28%
	2728 N. Harwood
	Dallas, Texas 75201
Class C Units (9)	Centex Homes	208,330.422	100%
	2728 N. Harwood
	Dallas, Texas 75201

*	Under the terms of the Partnership Agreement, the Partnership is managed by a sole corporate general partner and none of the present classes of the Partnership’s securities are “voting securities” within the meaning of the rules and regulations of the Securities and Exchange Commission promulgated pursuant to the Exchange Act. Nonetheless, information with respect to each class of the Partnership’s equity securities has been set forth in accordance with those rules and regulations.

**	The address of any person who is the beneficial owner of more than 5% of a class of the Partnership’s securities is also included.

***	Less than 1%.

(1)	In connection with the formation of the Partnership, Development made a capital contribution to the Partnership of $767,182 in exchange for Development’s general partner interest in the Partnership. As general partner, Development is entitled to receive allocations of income and loss and distributions of property from the Partnership.

(2)	The Class A units were issued to wholly-owned subsidiaries of Centex in exchange for the Original Properties, which is defined in the Partnership Agreement. Centex Homes presently holds record title to the Class A units. See “Item 1. Business — General Development of Business.” As of the date or dates when the Stockholder Warrants are deemed to have been exercised, the Class A units and Class C units will be automatically converted collectively into (1) a number of Class B units equal to 20% of the total number of Class B units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants, which are described in footnote (8), and (2) a like number of Class A units and Class C units. The Class A units and Class C units will be automatically canceled upon payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

(3)	The nominee holds record title to the Stockholder Warrants, which are exercisable for Class B units, for the benefit of Centex stockholders pursuant to the nominee agreement. See “Item 5. Market for

Registrant’s Common Equity and Related Stockholder Matters.” However, the nominee has no power to vote the Class B units issuable upon exercise of the Stockholder Warrants or to direct the investment of the Stockholder Warrants or the Class B units. Beneficial ownership of the Stockholder Warrants is, by virtue of the nominee arrangement, indirect and undivided.

(4)	Shares of Centex common stock (and therefore a beneficial interest in Stockholder Warrants) covered by stock options that are outstanding under the Centex Corporation Amended and Restated 1987 Stock Option Plan, the Sixth Amended and Restated 1998 Centex Corporation Employee Non-qualified Stock Option Plan and the Centex Corporation 2001 Stock Plan and exercisable on May 29, 2003 or within 60 days of that date, are included as “beneficially owned” pursuant to the rules and regulations of the Commission. Amounts include the following shares of Centex common stock and therefore a beneficial interest in the following Stockholder Warrants, that may be acquired upon exercise of such stock options: Mr. Decker — 19,125 shares, and therefore a beneficial interest in 0.307 Stockholder Warrants; Mr. Newman — 2,125 shares, and therefore a beneficial interest in 0.034 Stockholder Warrants; Mr. Weinberg — 17,825 shares, and therefore a beneficial interest in 0.286 Stockholder Warrants and all directors and executive officers of Development as a group, which totals six persons, — 40,250 shares, and therefore a beneficial interest in 0.646 Stockholder Warrants. In addition, this table includes shares of Centex common stock and therefore a beneficial interest in Stockholder Warrants that may be beneficially owned as of May 29, 2003 pursuant to the Centex Common Stock Fund of the Profit Sharing and Retirement Plan of Centex Corporation, a defined contribution plan, as follows: Mr. Weinberg — 2,820 shares, and therefore a beneficial interest in 0.045 Stockholder Warrants, and all directors and executive officers of Development as a group, which totals six persons, — 43,075 shares, and therefore a beneficial interest in 0.691 Stockholder Warrants). Does not include awards of 6,000 units for Mr. Weinberg and 800 units for Mr. Newman under the Centex Long-Term Incentive Plan (“LTIP”). Each unit represents the right to receive one share of Centex Common Stock at the time the award is paid out. The award shown vests at the rate of 8.25% per quarter in fiscal 2004, 8.25% in fiscal 2005 and 8.50% in fiscal 2006. The payout date is May 14, 2010. LTIP units do not entitle the recipient to any rights as a shareholder, including dividend and voting rights and are subject to forfeiture prior to vesting.

(5)	Based solely upon information contained in the Schedule 13G of AXA Assurances filed with the Commission on February 12, 2003 with respect to shares of Centex common stock owned as of December 31, 2002, but calculating the percentage shown by dividing the number of Stockholder Warrants represented by those shares of Centex Common Stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to AXA Assurances, that number includes 5,882,758 shares of Centex common stock, and therefore a beneficial interest in 94 Stockholder Warrants.

(6)	Based solely upon information contained in the Schedule 13G of Greenhaven Associates, Inc. filed with the Commission on January 21, 2003 with respect to shares of Centex common stock owned as of December 31, 2002, but calculating the percentage shown by dividing the number of Stockholder Warrants represented by those shares of Centex common stock by the total number of Stockholder Warrants issued and outstanding on the record date. According to Greenhaven, that number includes 4,330,300 shares of Centex common stock, and therefore a beneficial interest in 69 Stockholder Warrants.

(7)	On November 30, 1987, Centex acquired from the Partnership 100 warrants, or Centex Class B Unit Warrants, to purchase a like number of Class B units, subject to adjustment, pursuant to an agreement for purchase of warrants. The Centex Class B Unit Warrants are generally in the same form as, and contain the same terms as, the Stockholder Warrants, except for the manners in which they may be subdivided, and the corresponding exercise price, and the applicable exercise period.

See Note (N), “Stockholders” Equity and Partners’ Capital,” of the Notes the Combining Financial Statements of Holding and the Partnership included on pages 153-154 of this Report.

(8)	Presently, there are no Class B units issued or outstanding. The Class B units issuable upon exercise of the Stockholder Warrants have not been shown as “beneficially owned” under the rules and regulations of the Commission promulgated pursuant to the Exchange Act because the beneficial owners of the Stockholder Warrants have no present right to exercise the Stockholder Warrants and acquire Class B units. For the purpose of calculating Centex’s beneficial interest in Class B units, Class B units that may be acquired upon the exercise of the Centex Class B Unit Warrants, which is 100 in total, and the Class B units that may be acquired upon conversion of outstanding Class A units and Class C units held by Centex Homes as of the date of the exercise of the Stockholder Warrants, which is 250 in total, which date Centex may indirectly determine by virtue of its ability, in its sole and absolute discretion, to determine the date of detachment of the Stockholder Warrants from Centex common stock, are included as “beneficially owned” pursuant to the rules and regulations of the Commission promulgated pursuant to the Exchange Act. See footnotes (2), (3) and (10). The number of Class B units and the percentage of class listed assume that the Stockholder Warrants and the Centex Class B Unit Warrants have been exercised in full for Class B units but that no subdivision of any of the warrants has occurred. However, both the Stockholder Warrants and the Centex Class B Unit Warrants may be subdivided or combined and any subdivision or combination would necessarily change the number of Class B units beneficially owned and the percentage of class represented.

(9)	The Class C units were issued in exchange for assets acquired by the Partnership from Centex Homes. See “Item 1. Business-General Development of Business.” As of the dates when the Stockholder Warrants are deemed to have been exercised, the Class A units and Class C units will be automatically converted collectively into (1) a number of Class B units equal to 20% of the total number of Class B units that would be outstanding after conversion based on the actual exercise of the Stockholder Warrants and the assumed exercise of all the then exercisable Centex Class B Unit Warrants, which are described in footnote (8) and (2) a like number of Class A units and Class C units. The Class A units and Class C units will be automatically canceled upon payout and the exercise and/or expiration of all of the Stockholder Warrants and the Centex Class B Unit Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have included the information with respect to Holding and the Partnership called for by this Item 13 by incorporating into this Item 13 the information included under the caption “Certain Transactions” in Holding’s 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     An evaluation has been performed under the supervision and with the participation of the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003. Based on that evaluation, the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The combining balance sheets of Holding and subsidiary and the Partnership and subsidiaries as of March 31, 2003 and 2002, and the related combining statements of operations, cash flows and stockholders’ equity and partners’ capital for each of the three years in the period ended March 31, 2003, together with the accompanying Notes to Combining Financial Statements and the Report of Independent Auditors on pages 136 - 159 of this Report.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a)(1) of this Item 15.

(3)	Exhibits

(A)	Holding

The information on exhibits required by this Item 15 with respect to Holding is set forth in the index to Exhibits-3333 Holding Corporation and Subsidiary appearing on pages 179 - 180 of this Report.

(B)	The Partnership

Real Estate and Accumulated Depreciation — Schedule III, filed as Exhibit 99.1 to this Report.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits-Centex Development Company, L.P. and Subsidiaries appearing on pages 181 - 184 of this Report.

(b)	Reports on Form 8-K:

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

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 16 is incorporated herein by reference to the information included and referenced under the same caption in Holding’s 2003 Proxy Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION Registrant

May 30, 2003	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Director, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 30, 2003		/s/ STEPHEN M. WEINBERG Stephen M. Weinberg, Director, President and Chief Executive Officer (principal executive officer)

May 30, 2003		/s/ TODD D. NEWMAN

Todd D. Newman, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

	Directors:	Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West

May 30, 2003	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Individually and as Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX DEVELOPMENT COMPANY, L.P. Registrant

	By:	3333 Development Corporation, General Partner

May 30, 2003	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Director, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of 3333 Development Corporation, as general partner of, and on behalf of, the registrant in the capacities and on the dates indicated.

May 30, 2003		/s/ STEPHEN M. WEINBERG Stephen M. Weinberg, Director, President and Chief Executive Officer (principal executive officer)

May 30, 2003		/s/ TODD D. NEWMAN

Todd D. Newman, Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

	Directors:	Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West

May 30, 2003	By:	/s/ STEPHEN M. WEINBERG

Stephen M. Weinberg, Individually and as Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Certifications

I, Stephen M. Weinberg, certify that:

1.     I have reviewed this annual report on Form 10-K of 3333 Holding Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ Stephen M. Weinberg

Stephen M. Weinberg
Chief Executive Officer

Certifications

I, Todd D. Newman, certify that:

1.     I have reviewed this annual report on Form 10-K of 3333 Holding Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ Todd D. Newman

Todd D. Newman
Chief Financial Officer

Certifications

I, Stephen M. Weinberg, certify that:

1.     I have reviewed this annual report on Form 10-K of Centex Development Company, L.P.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ Stephen M. Weinberg

Stephen M. Weinberg
Chief Executive Officer of 3333 Development Corporation,
General Partner of Centex Development Company, L.P.

Certifications

I, Todd D. Newman, certify that:

1.     I have reviewed this annual report on Form 10-K of Centex Development Company, L.P.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

/s/ Todd D. Newman

Todd D. Newman
Chief Financial Officer of 3333 Development Corporation,
General Partner of Centex Development Company, L.P.

INDEX TO EXHIBITS

CENTEX CORPORATION
AND SUBSIDIARIES

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”)	Exhibit 4.1 to Joint Registration Statement of Centex, 3333 Holding Corporation (“Holding”) and Centex Development Company, L.P. (the “Partnership”) on Form S-8 (File Nos. 333-55717, 333-55717-01, and 333-55717-02, respectively) filed with the Securities and Exchange Commission (the “Commission”) on June 1, 1998 (the “1998 Form S-8”)
3.2	Amended and Restated By-laws of Centex	Exhibit 3.2 to the amended Joint Annual Report on Form 10-K/A of Centex, Holding and the Partnership for the fiscal year ended March 31, 1999 (the “1999 Form 10-K/A”)
4.1	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to Joint Registration Statement of Centex, Holding and the Partnership, on Form S-8 (File Nos. 333-28229, 333-28229-01, and 333-28229-02, respectively) filed with the Commission on June 2, 1997 (the “1997 Form S-8”)
4.2	Nominee Agreement, dated November 30, 1987, by and between Centex, Holding and the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.2 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding and the Partnership for the fiscal year ended March 31, 1993 (the “1993 Form 10-K”)
4.3	Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent	Exhibit 4.15 to the Joint Registration Statement of Centex, Holding and the Partnership on Form S-3 (File Nos. 333-54722, 333-54722-01, and 333-54722-02, respectively) filed with the Commission on January 31, 2001 (the “2001 Form S-3”)
4.4	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between Holding and Centex	Exhibit 4.3 to Centex 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

4.5	Rights Agreement, dated as of October 2, 1996, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4 to the Registration Statement of Centex on Form 8-A (File No. 1-6776) filed with the Commission on October 8, 1996 (the “1996 Form 8-A”)
4.6	Amendment No. 1 to Rights Agreement, dated as of February 18, 1999, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4.2 to Amendment No. 1, filed with the Commission on February 22, 1999, to the 1996 Form 8-A
4.7	Amendment No. 2 to Rights Agreement, dated as of April 29, 2002, between Centex and Mellon Investor Services L.L.C. (f/k/a ChaseMellon Shareholder Services, L.L.C.), as rights agent	Exhibit 4.3 to Amendment No. 2, filed with the Commission on May 2, 2002, to the 1996 Form 8-A
4.8	Instruments with respect to long-term debt, which do not exceed 10% of the total assets of Centex and its subsidiaries, have not been filed; Centex agrees to furnish a copy of such instruments to the Commission upon request	Not Applicable
10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.1 of Centex to the Joint Quarterly Report on Form 10-Q of Centex, Holding and the Partnership for the fiscal quarter ended September 30, 2000
10.2	Sixth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan*	Filed herewith
10.3	Amended and Restated Centex Corporation 2001 Stock Plan*	Filed herewith
10.4	Executive Employment Agreement, dated as of September 17, 1990, between Centex and Laurence E. Hirsch*	Exhibit 10.6 to the 1993 Form 10-K
10.5	Executive Employment Agreement, dated as of January 18, 1991, between Centex and David W. Quinn*	Exhibit 10.7 to the 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.6	Executive Employment Agreement, dated as of June 1, 2000, between Centex and Leldon E. Echols*	Exhibit 10.5a of Centex to the Joint Annual Report on Form 10-K of Centex, Holding, and the Partnership for the fiscal year ended March 31, 2001 (the “2001 Form 10-K”)
10.7	Centex Corporation $2,100,000 Convertible Subordinated Note issued to Laurence E. Hirsch on May 28, 1999*	Exhibit 10.8 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding, and the Partnership for the fiscal year ended March 31, 2000 (the “2000 Form 10-K”)
10.8	Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Filed herewith
10.9	Centex Corporation Deferred Compensation Plan*	Exhibit 4 to the Registration Statement of Centex on Form S-8 (File No. 333-37956) filed with the Commission on May 26, 2000
10.10	Amended and Restated Centex Corporation Long Term Incentive Plan*	Filed herewith
10.11	Credit Agreement dated as of August 9, 2000, among Centex, Bank of America, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Documentation Agent, and the lenders named therein	Exhibit 10.9 of Centex to the 2001 Form 10-K
10.12	First Amendment of Credit Agreement, dated as of May 9, 2002, among Centex, Bank of America, as Administrative Agent, and the lenders named therein	Exhibit 10.12 of Centex to the Joint Annual Report on Form 10-K of Centex, Holding and the Partnership for the fiscal year ended March 31, 2002
16.1	Letter re Change in Certifying Accountant	Exhibit 16.1 to the Amended Current Report (Amendment No. 1) of Form 8-K/A of Centex filed with the Commission on April 2, 2002
21	List of Subsidiaries of Centex, Holding and the Partnership	Filed herewith

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

23A	Consent of Independent Auditors	Filed herewith
24.1	Powers of Attorney	Filed herewith

*	Management contract or compensatory plan or arrangement

INDEX TO EXHIBITS

3333 HOLDING CORPORATION
AND SUBSIDIARY

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Articles of Incorporation of Holding	Exhibit 3.2a to Amendment No. 1, filed with the Commission on October 15, 1987 (“Amendment No. 1”), to the Registration Statement of Holding on Form 10 (File No. 1-9624), filed with the Commission on July 13, 1987 (the “Holding Registration Statement”)
3.2	By-laws of Holding, as amended	Exhibit 3.1 of Holding to the Joint Quarterly Report on Form 10-Q of Centex, Holding and the Partnership for the fiscal quarter ended December 31, 2001
4.1	Specimen Holding common stock certificate	Exhibit 4.1 to Amendment No. 1
4.2	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to 1997 Form S-8
4.3	Nominee Agreement, dated as of November 30, 1987, by and between Centex, Holding and the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.3 of Holding to the 1993 Form 10-K
4.4	Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent	Exhibit 4.15 to the 2001 Form S-3
4.5	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between Holding and Centex	Exhibit 4.4 of Holding to the 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.1	Amended and Restated Services Agreement, dated as of April 1, 2001, by and between Holding and Centex Service Company (“Centex Service”)	Exhibit 10.1 of Holding to the 2002 Form 10-K
10.2	Amended and Restated Services Agreement, dated as of April 1, 2001, by and between the Partnership and Holding	Exhibit 10.2 of Holding to the 2002 Form 10-K
16.1	Letter re Change in Certifying Accountant	Exhibit 16.1 to the Amended Current Report (Amendment No. 1) of Form 8-K/A of Centex filed with the Commission on April 2, 2002
21	Subsidiaries of Holding	Exhibit 21 of Centex Exhibits filed herewith
23B	Consent of Independent Auditors	Filed herewith
24.2	Powers of Attorney	Filed herewith

INDEX TO EXHIBITS

CENTEX DEVELOPMENT COMPANY, L.P.
AND SUBSIDIARIES

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Articles of Incorporation of Development, as amended	Exhibit 3.2a to Amendment No. 1, filed with the Commission on October 15, 1987 (the “Partnership Amendment No. 1”), to the Registration Statement of the Partnership on Form 10 (File No. 1-9625), filed with the Commission on July 13, 1987 (the “Partnership Registration Statement”)
3.2	By-laws of Development, as amended	Exhibit 3.2 of the Partnership to 2002 Form 10-K
4.1	Certificate of Limited Partnership of the Partnership	Exhibit 4.1 to the Partnership Registration Statement
4.2	Second Amended and Restated Agreement of Limited Partnership of the Partnership	Exhibit 4.4 to 1998 Form S-8
4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the Partnership	Exhibit 4.6 to the 1999 Form 10-K/A
4.4	Specimen certificate for Class A limited partnership units	Exhibit 4.3 to the Partnership Registration Statement
4.5	Specimen certificate for Class B limited partnership units	Exhibit 4.4 to the Partnership Registration Statement
4.6	Specimen certificate for Class C limited partnership units	Exhibit 4.7 to the 1998 Form S-8
4.7	Warrant Agreement, dated as of November 30, 1987, by and between the Partnership and Centex	Exhibit 4.5 of the Partnership to the 1993 Form 10-K
4.8	Agreement for Purchase of Warrants, dated as of November 30, 1987, by and between the Partnership and Centex	Exhibit 4.9 of the Partnership to the 1993 Form 10-K

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

4.9	Specimen warrant certificate	Exhibit 4.6 to Amendment No. 3, filed with the Commission on November 24, 1987, to the Partnership Registration Statement
4.10	Specimen Centex common stock certificate (with tandem trading legend and Rights Agreement legend)	Exhibit 4.3 to 1997 Form S-8
4.11	Nominee Agreement, dated as of November 30, 1987, by and between Centex, Holding and the Partnership, and First RepublicBank Dallas, National Association, as nominee	Exhibit 4.8 of the Partnership to the 1993 Form 10-K
4.12	Supplement to Nominee Agreement, dated as of July 27, 2000, by and between Centex, Holding, the Partnership, The Chase Manhattan Bank, as successor nominee, and ChaseMellon Shareholder Services L.L.C., as successor transfer agent	Exhibit 4.15 to the 2001 Form S-3
4.13	Form of Operating Partnership Agreement	Exhibit 4.9 to the Partnership Registration Statement
4.14	Instruments with respect to long-term debt, which do not exceed 10% of the total assets of the Partnership and its subsidiaries, have not been filed; the Partnership agrees to furnish a copy of such instruments to the Commission upon request	Not applicable
10.1	Amended and Restated Services Agreement, dated as of April 1, 2001, by and between the Partnership and Holding	Exhibit 10.1 of Holding to the 2002 Form 10-K
10.2	Management Agreement, dated as of April 1, 2001, by and between Centex Homes and the Partnership	Exhibit 10.2 of Holding to the 2002 Form 10-K
10.3	Employment Agreement, dated as of April 1, 2001, by and between the Partnership and Richard C. Decker	Exhibit 10.2 of the Partnership to the Joint Quarterly Report on Form 10-Q of Centex, Holding and the Partnership for the fiscal quarter ended June 30, 2001

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.3A	First Amendment to Employment Agreement, dated as of December 19, 2002, by and between the Partnership and Richard C. Decker	Filed herewith
10.3B	Profits Agreement, dated as of April 1, 2003, by and between the Partnership and Richard C. Decker	Filed herewith
10.4	Instrument constituting Guaranteed Unsecured Set Off Loan Notes 2001 dated April 15, 1999 made by Centex Development Company UK Limited (“CDCUK”)	Exhibit 4.13 of the Partnership to the Joint Quarterly Report on Form 10-Q of Centex, Holding, and the Partnership for the fiscal quarter ended September 30, 1999
10.5	Share Purchase Agreement dated April 15, 1999 by and among AMEC Plc, as Guarantor, AMEC Finance Limited, as Seller, and Centex Development Company UK Limited, as Purchaser	Exhibit 10.18 to the Current Report on Form 8-K of the Partnership filed with the Commission on April 29, 1999
10.6	Agreement dated March 30, 2001 – £100,000,000 Credit Facility for Fairclough Homes Group Limited (“Fairclough”) arranged by The Royal Bank of Scotland PLC	Exhibit 10.5b of the Partnership to the 2001 Form 10-K
10.6A	Supplemental Agreement dated March 21, 2003 – £100,000,000 Credit Facility for Fairclough and other related entities arranged by The Royal Bank of Scotland PLC	Filed herewith
10.7	Facility Agreement dated March 28, 2001, by and between the Partnership, as lender, and CDCUK, as borrower	Exhibit 10.6 of the Partnership to the 2001 Form 10-K
10.8	Facility Agreement dated March 28, 2001, by and between Fairclough, as lender, and CDCUK, as borrower	Exhibit 10.9 of the Partnership to the 2001 Form 10-K
16.1	Letter re Change in Certifying Accountant	Exhibit 16.1 to the Amended Current Report (Amendment No. 1) of Form 8-K/A of Centex filed with the Commission on April 2, 2002
21	Subsidiaries of the Partnership	Exhibit 21 of Centex Exhibits filed herewith

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

23	Consent of Independent Auditors	Exhibit 23B of Holding Exhibits filed herewith
24.3	Powers of Attorney	Filed herewith
99.1	Real Estate and Accumulated Depreciation — Schedule III	Filed herewith