Form 10-Q
period 2003-06-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2003-08-13
CIK 18532, 818762, 818764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

June 30, 2003

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

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on August 8, 2003:

Centex Corporation	Common Stock	61,757,886 shares
3333 Holding Corporation	Common Stock	1,000 shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260 units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	208,330 units

Part I. Financial Information
Item 1. Financial Statements
Statements of Consolidated Earnings
Consolidated Balance Sheets with Consolidating Details
Consolidated Balance Sheets with Consolidating Details
Statements of Consolidated Cash Flows with Consolidating Details
Statements of Consolidated Cash Flows with Consolidating Details
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
Part I. Financial Information
Item 1. Financial Statements
Condensed Combining Statements of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX
EX-3.2 Amended and Restated By-Laws
EX-4.3.2 Second Supplement to Nominee Agreement
EX-10.1 Amended/Restated 1987 Stock Option Plan
EX-10.2 Seventh Amended/Restated 1998 Stock Plan
EX-10.3 Amended/Restated 2001 Stock Option Plan
EX-10.10 Amended/Restated Long Term Incentive Plan
EX-10.13 2003 Annual Incentive Compensation Plan
EX-10.14 2003 Equity Incentive Plan
EX-10.15 Distribution Agreement
EX-10.16 Administrative Services Agreement
EX-10.17 Tax Sharing Agreement
EX-10.18 Agreement to Assign Trademark Rights
EX-10.19 Amendment No. 1 to Distribution Agreement
EX-31.1 Certification of CEO - Rule 13a-14(a)
EX-31.2 Certification of CFO - Rule 13a-14(a)
EX-31.3 Certification of CEO - Rule 13a-14(a)
EX-31.4 Certification of CFO - Rule 13a-14(a)
EX-31.5 Certification of CEO - Rule 13a-14(a)
EX-31.6 Certification of CFO - Rule 13a-14(a)
EX-32.1 Certification of CEO - Section 906
EX-32.2 Certification of CFO - Section 906
EX-32.3 Certification of CEO - Section 906
EX-32.4 Certification of CFO - Section 906
EX-32.5 Certification of CEO - Section 906
EX-32.6 Certification of CFO - Section 906

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

June 30, 2003

Centex Corporation and Subsidiaries

			Page
Part I	Financial Information
	Item 1.	Financial Statements
		Statements of Consolidated Earnings	1
		Consolidated Balance Sheets with Consolidating Details	2
		Statements of Consolidated Cash Flows with Consolidating Details	4
		Notes to Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
	Item 4.	Controls and Procedures	47
Part II	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	48
Signatures			50

i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

			Page
Part I	Financial Information
	Item 1.	Financial Statements
		Condensed Combining Statements of Operations	51
		Condensed Combining Balance Sheets	52
		Condensed Combining Statements of Cash Flows	53
		Notes to Condensed Combining Financial Statements	54
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68
	Item 4.	Controls and Procedures	68
Part II	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	68
Signatures			70

ii

Part I. Financial Information

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,

	2003	2002

Revenues
Home Building	$1,504,493	$1,105,515
Financial Services	266,860	180,540
Construction Products	144,089	128,775
Construction Services	375,755	360,721
Investment Real Estate	2,745	6,643
Other	22,776	29,219

	2,316,718	1,811,413

Costs and Expenses
Home Building	1,349,041	1,005,452
Financial Services	201,261	156,234
Construction Products	121,210	101,043
Construction Services	371,196	352,641
Investment Real Estate	1,990	2,548
Other	24,349	31,424
Corporate General and Administrative	19,232	12,634
Interest Expense	16,964	15,334
Minority Interest	7,485	8,882

	2,112,728	1,686,192

Earnings (Loss) from Unconsolidated Entities	5,080	(495)

Earnings from Continuing Operations Before Income Taxes	209,070	124,726
Income Taxes	66,736	37,456

Earnings from Continuing Operations	142,334	87,270
Earnings from Discontinued Operations, net of Taxes of $246 and $261	456	485

Net Earnings	$142,790	$87,755

Basic Earnings Per Share
Continuing Operations	$2.32	$1.42
Discontinued Operations	0.01	0.01

	$2.33	$1.43

Diluted Earnings Per Share
Continuing Operations	$2.22	$1.37
Discontinued Operations	0.01	0.01

	$2.23	$1.38

Average Shares Outstanding
Basic	61,245,265	61,168,777
Dilutive Securities:
Options	2,522,463	1,998,229
Other	165,118	430,110

Diluted	63,932,846	63,597,116

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	June 30, 2003*	March 31, 2003

Assets
Cash and Cash Equivalents	$111,025	$469,778
Restricted Cash	214,442	172,321
Receivables -
Residential Mortgage Loans Held for Investment, net	5,105,695	4,642,826
Residential Mortgage Loans Held for Sale	347,012	303,328
Construction Contracts	287,560	251,024
Trade, including Notes of $66,478 and $31,315	439,018	406,008
Inventories -
Housing Projects	3,599,916	3,306,655
Land Held for Development and Sale	102,212	106,057
Land Held Under Option Agreements not Owned	50,092	—
Construction Products	54,894	58,254
Other	16,041	15,278
Investments -
Centex Development Company, L.P.	296,903	281,100
Joint Ventures and Other	118,397	102,277
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	672,955	681,165
Other Assets -
Deferred Income Taxes	58,195	52,929
Goodwill	303,800	304,780
Mortgage Securitization Residual Interest	104,917	108,102
Deferred Charges and Other, net	205,359	238,290
Assets of Discontinued Operations	10,704	110,364

	$12,099,137	$11,610,536

Liabilities and Stockholders’ Equity
Accounts Payable	$619,055	$630,118
Accrued Liabilities	938,558	1,028,211
Debt -
Centex	2,083,960	2,105,880
Financial Services	5,483,846	4,998,819
Payables to Affiliates	—	—
Liabilities of Discontinued Operations	910	19,435
Minority Interests	224,237	170,227
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 100,000,000
Shares; Outstanding 61,887,222 and 60,836,091 Shares, Respectively	15,746	15,483
Capital in Excess of Par Value	161,258	98,711
Unamortized Value of Deferred Compensation	(31,337)	(2,398)
Retained Earnings	2,644,436	2,597,078
Treasury Stock, at Cost; 1,095,648 and 1,096,844 Shares, Respectively	(45,011)	(45,037)
Accumulated Other Comprehensive Income (Loss)	3,479	(5,991)

Total Stockholders’ Equity	2,748,571	2,657,846

	$12,099,137	$11,610,536

See Notes to Consolidated Financial Statements.
*Unaudited

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex**		Financial Services

June 30, 2003*	March 31, 2003	June 30, 2003*	March 31, 2003

$99,541	$454,696	$11,484	$15,082
36,218	8,349	178,224	163,972

—	—	5,105,695	4,642,826
—	—	347,012	303,328
287,560	251,024	—	—
228,626	207,704	210,392	198,304

3,599,916	3,306,655	—	—
102,212	106,057	—	—
50,092	—	—	—
54,894	58,254	—	—
5,936	6,832	10,105	8,446

296,903	281,100	—	—
118,397	102,277	—	—
455,183	405,407	—	—
630,315	639,069	42,640	42,096

(33,816)	(36,534)	92,011	89,463
287,198	287,725	16,602	17,055
—	—	104,917	108,102
117,634	156,650	87,725	81,640
10,704	110,364	—	—

$6,347,513	$6,345,629	$6,206,807	$5,670,314

$571,129	$589,530	$47,926	$264,352
720,635	804,447	217,923	—

2,083,960	2,105,880	—	—
—	—	5,483,846	4,998,819
—	—	35,882	25,736
910	19,435	—	—
222,308	168,491	1,929	1,736

—	—	—	—

15,746	15,483	1	1
161,258	98,711	200,467	200,467
(31,337)	(2,398)	—	—
2,644,436	2,597,078	239,332	198,145
(45,011)	(45,037)	—	—
3,479	(5,991)	(20,499)	(18,942)

2,748,571	2,657,846	419,301	379,671

$6,347,513	$6,345,629	$6,206,807	$5,670,314

**	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	For the Three Months Ended June 30,

	2003	2002

Cash Flows — Operating Activities
Net Earnings from Continuing Operations	$142,334	$87,270
Adjustments-
Depreciation, Depletion and Amortization	29,961	23,726
Provision for Losses on Residential Mortgage Loans Held for Investment	15,762	7,043
Deferred Income Tax (Benefit) Provision	(6,255)	(5,133)
Equity in (Earnings) Loss of Centex Development Company, L.P. and Joint Ventures	(4,352)	25
Equity in Earnings of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	4,978	5,907
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Increase in Restricted Cash	(42,121)	(13,008)
Increase in Receivables	(69,546)	(40,708)
(Increase) Decrease in Residential Mortgage Loans Held for Sale	(43,684)	34,777
Increase in Housing Projects and Land Held for Development and Sale Inventories	(294,622)	(338,541)
Decrease (Increase) in Construction Products and Other Inventories	2,562	(7,012)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(110,650)	(78,071)
Decrease (Increase) in Other Assets, net	31,944	12,892
Increase (Decrease) in Payables to Affiliates	—	—
Other	3,494	7,646

	(340,195)	(303,187)

Cash Flows — Investing Activities
Increase in Residential Mortgage Loans Held for Investment	(478,631)	(252,645)
Increase in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	(16,098)	(15,850)
(Increase) Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(10,109)	(27,661)
Discontinued Operations	(11,369)	(653)

	(516,207)	(296,809)

Cash Flows — Financing Activities
Increase (Decrease) in Short-Term Debt, net	76,833	624,363
Centex
Issuance of Long-Term Debt	6,626	30,256
Repayment of Long-Term Debt	(3,289)	(37,882)
Financial Services
Issuance of Long-Term Debt	1,309,791	30,949
Repayment of Long-Term Debt	(926,854)	(209,951)
Proceeds from Stock Option Exercises	36,988	2,515
Treasury Stock, net	26	(4,983)
Dividends Paid	(2,472)	(2,463)

	497,649	432,804

Net Decrease in Cash and Cash Equivalents	(358,753)	(167,192)
Cash and Cash Equivalents at Beginning of Period	469,778	218,869

Cash and Cash Equivalents at End of Period	$111,025	$51,677

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex **		Financial Services

For the Three Months Ended June 30,		For the Three Months Ended June 30,

2003	2002	2003	2002

$142,334	$87,270	$41,187	$22,951

25,422	19,622	4,539	4,104
—	—	15,762	7,043
(6,255)	(5,133)	(1,795)	189
(4,352)	25	—	—
(41,187)	(22,951)	—	—
4,978	5,907	—	—

(27,869)	(8,381)	(14,252)	(4,627)
(57,458)	(12,044)	(12,088)	(28,664)
—	—	(43,684)	34,777
(294,622)	(338,541)	—	—
4,221	(7,729)	(1,659)	(9,858)
(112,147)	(81,559)	(60)	569
37,520	(3,264)	(3,781)	12,744
—	—	10,146	(126,023)
3,301	7,895	193	(249)

(326,114)	(358,883)	(5,492)	(87,044)

—	—	(478,631)	(242,070)

(16,098)	(15,850)	—	—
(8,589)	132,165	—	—
(5,607)	(30,451)	(4,502)	2,790
(11,369)	(653)	—	—

(41,663)	85,211	(483,133)	(239,280)

(25,257)	125,744	102,090	498,619

6,626	30,256	—	—
(3,289)	(37,882)	—	—

—	—	1,309,791	30,949
—	—	(926,854)	(209,951)
36,988	2,515	—	—
26	(4,983)	—	—
(2,472)	(2,463)	—	—

12,622	113,187	485,027	319,617

(355,155)	(160,485)	(3,598)	(6,707)
454,696	191,744	15,082	27,125

$99,541	$31,259	$11,484	$20,418

**	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003
(Dollars and shares in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and subsidiaries (the “Company”) after elimination of all significant intercompany balances and transactions. The statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Company, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months
	Ended June 30,

	2003	2002

Cash Paid for Interest	$71,192	$68,242

Net Cash Paid for Taxes	$46,162	$37,131

     Interest expense relating to the Financial Services segment is included in its cost of sales. Interest expense related to segments other than Financial Services is included as a separate line item in the Statements of Consolidated Earnings. The Company capitalizes a portion of interest incurred as a component of housing projects’ inventory cost. The relief of capitalized interest is included in Home Building’s cost of sales. Capitalized interest relieved was $13.2 million and $8.3 million for the three months ended June 30, 2003 and 2002, respectively.

	For the Three Months
	Ended June 30,

	2003	2002

Total Interest Incurred	$88,307	$78,532
Interest Capitalized	(20,315)	(18,551)
Less — Financial Services	(51,028)	(44,647)

Interest Expense, net	$16,964	$15,334

(C) STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS

     On April 1, 2003, the Company adopted the fair value measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), under which the Company recognizes compensation expense of a stock option award to an employee over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied only to awards granted or modified on or after April 1, 2003 (the prospective method), whereas awards granted prior to such date will continue to be accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.

     In May 2003, the Company granted approximately 1.4 million options to employees. The fair value of such options is $35.1 million, as calculated under the Black-Scholes option-pricing model, which will be recognized as compensation expense over the vesting period. Compensation expense of $2.9 million related to these stock options was recognized during the three month period ended June 30, 2003.

     The following pro forma information reflects the Company’s net earnings and earnings per share had compensation cost for all stock option plans and other equity-based compensation programs been determined based upon the fair value at the date of grant for awards outstanding during the three months ended June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123.

	For the Three Months
	Ended June 30,

	2003	2002

Net Earnings — as Reported	$142,790	$87,755
Stock-Based Employee Compensation Expense Included in Reported Net Income, net of Related Tax Effects	3,585	1,627
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(8,205)	(7,376)

Pro Forma Net Earnings	$138,170	$82,006

Earnings Per Share:
Basic — as Reported	$2.33	$1.43
Basic — Pro Forma	$2.26	$1.34
Diluted — as Reported	$2.23	$1.38
Diluted — Pro Forma	$2.17	$1.29

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in	Value of		Treasury	Other
			Excess of	Deferred	Retained	Stock at	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	Cost	(Loss) Income	Total

Balance, March 31, 2003	60,836	$15,483	$98,711	$(2,398)	$2,597,078	$(45,037)	$(5,991)	$2,657,846
Issuance of Stock Compensation	57	14	31,541	(31,555)	—	26	—	26
Amortization of Stock Compensation	—	—	—	2,616	—	—	—	2,616
Exercise of Stock Options, Including Tax Benefits	594	149	26,106	—	—	—	—	26,255
Stock Option Expense	—	—	2,900	—	—	—	—	2,900
Cash Dividends	—	—	—	—	(2,472)	—	—	(2,472)
Exercise of Convertible Debenture	400	100	2,000	—	—	—	—	2,100
Cavco Spin-off	—	—	—	—	(92,960)	—	—	(92,960)
Net Earnings	—	—	—	—	142,790	—	—	142,790
Unrealized Loss on Hedging
Instruments	—	—	—	—	—	—	(1,252)	(1,252)
Foreign Currency Translation
Adjustments	—	—	—	—	—	—	10,720	10,720

Other Comprehensive Income Items	—	—	—	—	—	—	2	2

Balance, June 30, 2003	61,887	$15,746	$161,258	$(31,337)	$2,644,436	$(45,011)	$3,479	$2,748,571

(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment, including real estate owned, consisted of the following:

	June 30, 2003	March 31, 2003

Residential Mortgage Loans Held for Investment	$5,139,756	$4,671,210
Allowance for Losses on Residential Mortgage Loans Held for Investment	(34,061)	(28,384)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$5,105,695	$4,642,826

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Three Months
	Ended June 30,

	2003	2002

Balance at Beginning of Period	$28,384	$14,106
Provision for Losses	15,762	7,043
Recoveries on Loans Charged Off	76	18
Losses Sustained	(10,161)	(3,847)

Balance at End of Period	$34,061	$17,320

Allowance as a Percentage of Gross Loans Held for Investment	0.7%	0.5%
Allowance as a Percentage of 90+ Days Contractual Delinquency	25.1%	19.8%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$135,651	$87,304
% Delinquent	2.6%	2.5%

(F) GOODWILL

     A summary of changes in goodwill by segment for the three months ended June 30, 2003 is presented below:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2003	$123,011	$17,055	$40,290	$1,007	$123,417	$304,780
Other, net	—	(453)	—	—	(527)	(980)

Balance as of June 30, 2003	$123,011	$16,602	$40,290	$1,007	$122,890	$303,800

     Goodwill for the Other segment at June 30, 2003 includes $71.5 million related to the Company’s home services operations and $51.4 million related to the Company’s investment in Construction Products. Included in Assets of Discontinued Operations at March 31, 2003 is $67.3 million of goodwill related to manufactured housing.

(G) INDEBTEDNESS

Short-term Debt

     Balances of short-term debt were:

	June 30, 2003				March 31, 2003

			Financial					Financial
	Centex		Services		Centex			Services

Financial Institutions	$—		$269,506		$25,257	*		$283,146
Commercial Paper	—		—		—			—
Secured Liquidity Notes	—		674,813	**	—			559,083	**

	$—		$944,319		$25,257			$842,229

Consolidated Short-term Debt		$944,319					$867,486

* Debt relates entirely to Construction Products.
** Debt relates entirely to Harwood Street Funding II, L.L.C.

     The Company borrows on a short-term basis from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rates of balances outstanding at June 30, 2003 and March 31, 2003 were 1.5% and 1.6%, respectively.

Long-term Debt

     Balances of long-term debt and weighted-average interest rates at June 30, 2003 and March 31, 2003 were:

	June 30, 2003		March 31, 2003

Centex
Medium-term Note Programs, due through 2007	$281,000	4.75%	$281,000	4.79%
Long-term Notes, due through 2012	1,508,170	7.05%	1,508,116	7.05%
Other Indebtedness, due through 2009	95,173	2.67%	91,919	2.81%
Subordinated Debt:
Subordinated Debentures, due in 2006	99,906	7.38%	99,894	7.38%
Subordinated Debentures, due in 2007	99,711	8.75%	99,694	8.75%

	2,083,960		2,080,623

Financial Services
Home Equity Loans Asset-Backed Certificates, due through 2034	4,464,527	3.63%	4,081,590	3.67%
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2008	75,000	3.25%	75,000	3.38%

	4,539,527		4,156,590

Total	$6,623,487		$6,237,213

     The weighted-average interest rates for long-term debt during the three months ended June 30, 2003 and 2002 were:

	For the Three Months
	Ended June 30,

	2003	2002

Centex
Medium-term Note Programs	5.31%	5.37%
Long-term Notes	7.08%	8.15%
Other Indebtedness	2.50%	3.59%
Subordinated Debentures	8.07%	8.07%
Financial Services
Financial Services Long-Term Debt	3.50%	4.92%

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total

2004	$25,475	$926,518	$951,993
2005	31,971	1,040,844	1,072,815
2006	403,310	798,291	1,201,601
2007	290,431	689,442	979,873
2008	359,091	812,746	1,171,837
Thereafter	973,682	271,686	1,245,368

	$2,083,960	$4,539,527	$6,623,487

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $4.46 billion at June 30, 2003; the holders of such debt have no recourse for non-payment to Centex Home Equity Company, L.L.C. (“Home Equity”) or Centex Corporation. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. As is common in these structures, Home Equity remains liable for customary loan representations.

     Under the Company’s debt covenants, Centex is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2003, the Company was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of June 30, 2003 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000

Construction Products
Senior Revolving Credit Facility	155,000	87,817	(2)

	915,000	847,817

Financial Services
Unsecured Credit Facilities	125,000	70,800	(3)
Secured Credit Facilities	415,000	199,694	(4)
Harwood Street Funding II, L.L.C. Facility	1,500,000	750,187

	2,040,000	1,020,681

	$2,955,000	$1,868,498	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of June 30, 2003, there were no borrowings under this backup facility, and the Company’s $600 million commercial paper program had no issuance outstanding. There have been no borrowings under this facility since inception. See Note (S), “Subsequent Events.”

(2)	This committed facility was entered into by Construction Products and has no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in March 2006. Construction Products terminated its Annually Renewable Commercial Paper Conduit in June 2003.

(3)	Centex Corporation, CTX Mortgage Company, L.L.C. (“CTX Mortgage”) and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(5)	The amount of available borrowing capacity includes $1.74 billion of committed borrowings and $130.8 million of uncommitted borrowings as of June 30, 2003. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to the Company or its subsidiaries if and when requested to do so.

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, L.L.C. (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s borrowing capacity of $1.50 billion. HSF-II obtains funds through the sale of subordinated notes that are rated BBB by Standard & Poor’s (“S&P”), Baa2 by Moody’s Investors Service (“Moody’s”) and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

Harwood Street Funding I, L.L.C.

     CTX Mortgage finances its inventory of mortgage loans held for sale principally through sales of Jumbo “A” and conforming loans to Harwood Street Funding I, L.L.C. (“HSF-I”), an unaffiliated entity established in 1999 that is not consolidated with Financial Services or Centex at June 30, 2003, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At June 30, 2003, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $3.00 billion.

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

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interest of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance of obligations of CTX Mortgage, in its capacity as servicer, is guaranteed by Centex. These servicer obligations include repurchasing a mortgage loan from HSF-I in the event of a breach of CTX Mortgage’s representations and warranties as the seller of the mortgage loans, if such breach materially and adversely affects the value of the mortgage loan and is not cured within 60 days. CTX Mortgage received $4.6 million and $2.3 million in fees for servicing loans owned by HSF-I for the three months ended June 30, 2003 and 2002, respectively.

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

     As of June 30, 2003, HSF-I owned $2.48 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $2.34 billion of outstanding securitized term debt and $0.14 billion of outstanding subordinated certificates. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. CTX Mortgage’s obligation to repurchase such loans is guaranteed by Centex Corporation. CTX Mortgage records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage sold $3.79 billion and $1.84 billion of mortgage loans to HSF-I and repurchased $0.4 million and $0.6 million of delinquent or foreclosed mortgage loans from HSF-I during the three months ended June 30, 2003 and 2002, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $87.2 million and $51.0 million for the three months ended June 30, 2003 and 2002, respectively.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which modifies the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which CTX Mortgage is the primary beneficiary. Accordingly, HSF-I will be consolidated in the Company’s Financial Statements beginning July 1, 2003. As a result, the Company anticipates that it will record a charge of approximately $15.0 to $20.0 million representing the cumulative effect of a change in accounting principle in the quarter ending September 30, 2003. This charge primarily represents the deferral of service release premium income, which will be recognized as loans are sold into the secondary market. Additionally, the consolidation of HSF-I will result in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s Financial Services debt. HSF-I’s debt does not have recourse to the Company, and the consolidation of this debt will not change the Company’s credit profile or debt ratings.

(H) CENTEX DEVELOPMENT COMPANY, L.P.

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

     As holder of the Class A and Class C Units, the Company is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of June 30, 2003, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $47.4 million.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of the Company through a nominee arrangement and trades in tandem with the common stock of Centex Corporation. The stockholders of the Company elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of the Company. Thus, through Holding, the stockholders of the Company control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, at June 30, 2003, the Company accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments. The Company’s accounting for its investment in the Partnership may be impacted by FIN 46. Management is in the process of evaluating the applicability of FIN 46 and the related accounting for this investment.

     Supplementary condensed combined financial statements for Centex Corporation and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	June 30,	March 31,
	2003	2003

Assets
Cash and Cash Equivalents	$146,361	$474,891
Restricted Cash	214,442	172,321
Receivables	6,205,275	5,633,999
Inventories	4,382,149	4,026,246
Investments in Joint Ventures and Other	122,318	106,250
Assets Held for Sale	8,291	7,585
Property and Equipment, net	675,449	683,473
Other Assets	725,813	755,036
Assets of Discontinued Operations	10,704	110,364

	$12,490,802	$11,970,165

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,698,081	$1,795,247
Liabilities Related to Assets Held for Sale	6,941	6,436
Short-term Debt	1,149,639	1,042,825
Long-term Debt	6,661,152	6,276,992
Liabilities of Discontinued Operations	910	19,435
Minority Stockholders’ Interest	225,508	171,384
Stockholders’ Equity	2,748,571	2,657,846

	$12,490,802	$11,970,165

Supplementary Condensed Combined Statements of Earnings of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Three Months
	Ended June 30,

	2003	2002

Revenues	$2,408,807	$1,876,707
Costs and Expenses	2,200,407	1,752,490
Earnings (Loss) from Unconsolidated Entities	757	268

Earnings Before Income Taxes	209,157	124,485
Income Taxes	66,736	37,456

Earnings from Continuing Operations	142,421	87,029
Earnings from Discontinued Operations	369	726

Net Earnings	142,790	87,755
Other Comprehensive Income (Loss)	9,470	6,091

Comprehensive Income	$152,260	$93,846

(I) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These joint ventures are typically large in nature, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $118.4 million and $102.3 million at June 30, 2003 and March 31, 2003, respectively. These joint ventures had total outstanding secured construction debt of approximately $236.8 million and $232.5 million at June 30, 2003 and March 31, 2003, respectively. The Company’s liability with respect to this debt, based on its ownership percentage of the related joint ventures, is limited to approximately $62.2 million and $56.4 million at June 30, 2003 and March 31, 2003, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At June 30, 2003 and March 31, 2003, the Company was not liable for any of this debt. Management does not believe that FIN 46 will have a material impact on the Company’s accounting for these investments.

     In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, building sales, commercial construction and mortgage loan originations. Based on historical evidence, the Company does not believe that any of these representations, warranties or guarantees would result in a material effect on our consolidated financial condition or operations. See further discussion of our warranty liability below.

     Centex Homes offers a ten-year limited warranty for most homes constructed and sold in the United States. The warranty covers defects in materials or workmanship in the first year of the home and certain designated components or structural elements of the home in the second through tenth years. In California, effective January 1, 2003, Centex Homes began following the statutory provisions of Senate Bill 800, which, in part, provide a statutory warranty to customers and a statutory dispute resolution process. Centex Homes estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Centex Homes’ warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Centex Homes periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Centex Homes’ contractual warranty liability during the three months ended June 30, 2003 are as follows:

For the Three Months
Ended June 30, 2003

Balance at Beginning of Period	$16,125
Warranties Issued	3,894
Settlements Made	(4,337)
Changes in Liability of Pre-Existing Warranties, Including Expirations	451

Balance at End of Period	$16,133

     CTX Mortgage has established a liability for anticipated losses associated with loans originated and sold to HSF-I or other unaffiliated third parties, as further discussed above in Note (G), “Indebtedness.”

     Changes in CTX Mortgage’s mortgage loan origination reserve for the three months ended June 30, 2003 are as follows:

For the Three Months
Ended June 30, 2003

Balance at Beginning of Period	$28,594
Provision for Losses	937
Settlements	(354)

Balance at End of Period	$29,177

(J) LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties and with the Partnership, as discussed in Note (O), “Related Party Transactions,” below. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options, which do not contain performance requirements from the Company nor obligate the Company to purchase the land in the event the land values deteriorate, expire at various dates through the year 2010.

     The Company has evaluated those option agreements entered into after January 31, 2003 under the provisions of FIN 46. The Company does not have legal title to the optioned land; however, under FIN 46, if the option agreements are entered into with entities that qualify as variable interest entities and if the Company qualifies as the primary beneficiary of those entities, the Company must consolidate such entities by recording the land under option and an offsetting liability at fair value (the exercise price of the option). The Company has determined that it is the primary beneficiary of several such agreements at June 30, 2003. As a result, the Company recorded $45.5 million of land as inventory under the caption Land Held Under Option Agreements not Owned, with a corresponding increase to minority interest. In addition, the Company reclassified $4.5 million of deposits related to these options, previously included in land held for development and sale, to the new inventory caption.

     The Company also has option agreements entered into before February 1, 2003. These agreements must be evaluated for consolidation under FIN 46 effective July 1, 2003. Management is in the process of determining the impact of FIN 46 on these agreements.

     At June 30, 2003, the Company had deposited or invested with third parties $81.1 million (excluding the $4.5 million of deposits discussed above) related to land option agreements. These agreements had a total remaining purchase price of approximately $2.4 billion.

(K) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended June 30, 2003 and 2002 is presented below:

	For the Three Months
	Ended June 30,

	2003	2002

Net Earnings	$142,790	$87,755
Other Comprehensive Income (Loss), net of Tax:
Unrealized (Loss) Gain on Hedging Instruments	(1,252)	13,976
Foreign Currency Translation Adjustments	10,720	(6,951)
Other	2	(934)

Comprehensive Income	$152,260	$93,846

     The foreign currency translation adjustments are primarily the result of Centex’s investment in the Partnership. For additional information on the Partnership and subsidiaries, see their separate financial statements included elsewhere in the Report. The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income of the unrealized gain or loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (N), “Derivatives and Hedging.”

(L) BUSINESS SEGMENTS

     The Company operates in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $296.9 million as of June 30, 2003) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes.

Financial Services

     Financial Services’ mortgage operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $106.7 million and $80.8 million for the three months ended June 30, 2003 and 2002, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 64.9% of Centex Construction Products, Inc. at June 30, 2003 and 64.6% at June 30, 2002. Construction Products’ results are shown before minority interest in the tables presented below. See Note (S), “Subsequent Events,” for more information on the planned spin-off of this segment.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.4 million and $1.6 million for the three months ended June 30, 2003 and 2002, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

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

Other

     The Company’s Other segment includes Corporate general and administrative expenses, interest expense and minority interest. Also included in the Other segment are the Company’s home services operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off its manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, the manufactured housing operations are reflected as a discontinued operation and not included in the segment information below. Earnings related to the operations that were spun off have been reclassified to discontinued operations.

     The following are included in Other in the tables below (dollars in millions):

	For the Three Months
	Ended June 30,

	2003	2002

Operating Loss from Home Services	$(1.3)	$(1.6)
Corporate General and Administrative Expense	(19.2)	(12.6)
Interest Expense	(17.0)	(15.4)
Minority Interest	(7.5)	(8.9)
Other	(0.3)	(0.6)

	$(45.3)	$(39.1)

	For the Three Months Ended June 30, 2003
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$1,504.5	$266.9	$144.1		$375.8	$2.7	$22.7	$2,316.7
Cost of Sales	(1,127.4)	(51.0)	(119.7)		(356.8)	(0.9)	(9.4)	(1,665.2)
Selling, General and Administrative Expenses	(221.7)	(150.3)	(1.5	)+	(14.4)	(1.0)	(58.6)	(447.5)
Earnings from Unconsolidated Entities	1.2	—	—		—	3.9	—	5.1

Earnings (Loss) from Continuing Operations Before Income Tax	$156.6	$65.6	$22.9	*	$4.6	$4.7	$(45.3)	$209.1

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $6.5 million are classified as Cost of Sales.

*	Before Minority Interest

	For the Three Months Ended June 30, 2002
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$1,105.5	$180.5	$128.8		$360.7	$6.6	$29.3	$1,811.4
Cost of Sales	(823.6)	(44.6)	(99.7)		(335.4)	(0.4)	(11.6)	(1,315.3)
Selling, General and Administrative Expenses	(181.8)	(111.6)	(1.4	) +	(17.2)	(2.1)	(56.8)	(370.9)
Earnings (Loss) from Unconsolidated Entities	0.2	—	—		—	(0.7)	—	(0.5)

Earnings (Loss) from Continuing Operations Before Income Tax	$100.3	$24.3	$27.7	*	$8.1	$3.4	$(39.1)	$124.7

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $6.0 million are classified as Cost of Sales.

*	Before Minority Interest

(M) INCOME TAXES

     Income tax expense for the Company increased from $37.5 million to $66.7 million and the effective tax rate increased from 30.0% to 31.9% for the three months ended June 30, 2002 and 2003, respectively. The increase in the effective tax rate is primarily the result of the expected decrease in the availability of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003.

(N) DERIVATIVES AND HEDGING

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

     At June 30, 2003, Centex Corporation has an interest rate swap agreement that, in effect, fixes the variable interest rate on $25.0 million of its outstanding debt at 6.7% and expires in October 2005. During the three months ended June 30, 2003, the hedge related to this derivative was effective. Amounts to be received or paid under the swap agreement are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at June 30, 2003 related to this derivative, the Company estimates increases in interest incurred over the next 12 months to be approximately $1.4 million. As of June 30, 2003, the balance in Accumulated Other Comprehensive Loss related to this derivative was $3.2 million ($2.1 million net of tax).

     At June 30, 2003, Construction Products has an interest rate swap agreement that, in effect, fixes the variable interest rate on $55.0 million of its outstanding debt at 4.5% and expires in August 2003. During the three months ended June 30, 2003, the hedge related to this derivative was effective. Amounts to be received or paid under the swap agreement are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at June 30, 2003 related to this derivative, the Company estimates increases in interest incurred over the next 12 months to be approximately $0.3 million. As of June 30, 2003, the balance in Accumulated Other Comprehensive Loss related to this derivative was $0.3 million ($0.2 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Loss and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. During the three months ended June 30, 2003, the hedges related to these interest rate swaps were effective. At June 30, 2003, Home Equity was hedging $1.43 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 2.4%. These swaps expire at varying times through December 2008. Based on the balance in Accumulated Other Comprehensive Loss at June 30, 2003 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately $8.9 million. As of June 30, 2003, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $12.2 million ($7.9 million net of tax).

     Financial Services, through CTX Mortgage, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. In order to hedge the risk of fluctuations in the value of these IRLCs and mortgage loans held by it, CTX Mortgage executes mandatory forward trades of mortgage loans and mortgage-backed securities. CTX Mortgage also uses mandatory forward trades to hedge the Company’s obligation, created through the Harwood Swap, to protect against certain interest rate risk and non-credit related market risk related to mortgage loans held by HSF-I, an unaffiliated entity that is not consolidated with Financial Services or the Company. At June 30, 2003, the Company has elected not to utilize hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) for these derivatives. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs, mandatory forward trades and swaps are recorded as an adjustment to earnings. The net change in the estimated fair value of these derivative positions resulted in a loss of $8.3 million for the three months ended June 30, 2003. In connection with the consolidation of HSF-I, CTX Mortgage elected as of July 1, 2003 to utilize hedge accounting treatment under SFAS No. 133 for mandatory forward trades used to hedge changes in the value of its mortgage loan portfolio.

(O) RELATED PARTY TRANSACTIONS

     Centex Homes purchased land from the Partnership during the three months ended June 30, 2003 and 2002 totaling $12.0 million and $21.1 million, respectively.

     At June 30, 2003 and March 31, 2003, Centex Homes had $7.8 million and $7.2 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three months ended June 30, 2003 and 2002, Centex Homes paid $0.4 million and $1.4 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements. Centex Homes expects to pay an additional $19.0 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has historically executed construction contracts with the Partnership. At March 31, 2003, contracts for the construction of two industrial facilities were completed and no additional contracts were outstanding. At June 30, 2003, a $10.6 million contract for the construction of an office building had been executed with the Partnership and was outstanding. During the three months ended June 30, 2003 and 2002, the Partnership paid zero and $3.5 million, respectively, to Construction Services pursuant to these contracts.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately for certain disclosure requirements and to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. At June 30, 2003, the Company has interests in the Partnership, HSF-I, land option agreements and certain joint ventures that are or may be affected by this interpretation. In accordance with FIN 46, the nature of these entities’ operations, the Company’s potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

The Partnership	Financial statements filed in tandem with this Report
Note (H), “Centex Development Company, L.P.”
HSF-I	Note (G), “Indebtedness”
Land Option Agreements	Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits”
Joint Ventures	Note (I), “Commitments and Contingencies”

     The Company has historically accounted for stock-based compensation in accordance with APB No. 25 and related interpretations as permitted by SFAS No. 123. On April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 under which the Company will recognize compensation expense of a stock option award to an employee over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied only to awards granted or modified on or after April 1, 2003 (the prospective method), whereas awards granted prior to such date will continue to be accounted for under APB No. 25. See Note (C), “Stock-Based Employee Compensation Arrangements.”

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The Company does not expect the implementation of SFAS No. 149 to have a material impact on its results of operations or financial position.

(Q) OFF-BALANCE-SHEET OBLIGATIONS

     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (G), “Indebtedness,” Note (H), “Centex Development Company, L.P.,” Note (I), “Commitments and Contingencies” and Note (N), “Derivatives and Hedging.”

(R) SPIN-OFF OF MANUFACTURED HOUSING

     In June 2003, the Company spun off its manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, the manufactured housing operations’ earnings have been reclassified to discontinued operations in the statements of consolidated earnings, and any assets or liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets. All prior period information related to these discontinued operations has been reclassified to be consistent with the June 30, 2003 presentation. All assets and liabilities related to these discontinued operations that remain with the Company at June 30, 2003 are in the process of being sold and/or disposed. For the three months ended June 30, 2003 and 2002, discontinued operations had revenues of $39.5 million and $32.9 million, respectively, and operating earnings of $702 thousand and $746 thousand, respectively.

(S) SUBSEQUENT EVENTS

     On July 21, 2003, the Company announced the planned tax-free spin-off of its entire equity interest in Centex Construction Products, Inc. The spin-off is contingent upon approval by the Centex Construction Products, Inc. shareholders, approval by the Internal Revenue Service of the tax-free nature of the spin-off and other conditions. The Company anticipates that the spin-off will be concluded on or about December 31, 2003.

     In August 2003, the Company completed a new committed $800 million multi-bank extendible revolving credit facility which will mature in August 2006. This facility replaces the $700 million revolving credit in effect at June 30, 2003. No borrowings are outstanding under the new facility. In addition, the Company completed a committed $250 million multi-bank letter of credit facility which will mature in August 2004.

(T) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the June 30, 2003 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended June 30, 2003, our consolidated revenues were $2.32 billion, a 28.2% increase over $1.81 billion for the same period last year. Earnings from continuing operations before income taxes were $209.1 million, 67.7% higher than $124.7 million for the same period last year. The changes in our revenues and earnings from continuing operations before income taxes are explained below by segment. The principal reasons for the increases in consolidated revenues and income from continuing operations before income taxes are the continued growth of our Home Building operations and a substantial increase in the refinancing activity of our Financial Services operations.

     Net earnings from continuing operations for the three months ended June 30, 2003 were $142.3 million, 63.0% higher than $87.3 million for the same period last year. The increase in net earnings from continuing operations is less than the increase in earnings from continuing operations before income taxes due to a slight increase in our effective tax rate. Our effective tax rate related to continuing operations increased to 31.9% for the three months ended June 30, 2003 from 30.0% for the three months ended June 30, 2002. The increase in the effective tax rate is primarily the result of the expected decrease in the availability of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003.

     Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the three months ended June 30, 2003 compared to the same period last year (dollars in millions, except per unit data):

	For the Three Months Ended June 30,

	2003		2002

	% of Revenues		% of Revenues
Revenues — Housing	$1,477.4	98.2%	$1,068.1	96.6%
Revenues — Land Sales and Other	27.1	1.8%	37.4	3.4%
Cost of Sales — Housing	(1,102.6)	(73.3%)	(798.5)	(72.2%)
Cost of Sales — Land Sales and Other	(24.8)	(1.6%)	(25.1)	(2.3%)
Selling, General and Administrative Expenses	(221.7)	(14.7%)	(181.8)	(16.4%)
Earnings from Unconsolidated Entities	1.2	—%	0.2	—%

Operating Earnings	$156.6	10.4%	$100.3	9.1%

		% Change		% Change
Units Closed	6,349	27.1%	4,995	3.0%
Average Unit Sales Price	$232,699	8.8%	$213,825	1.5%
Operating Earnings Per Unit	$24,667	22.9%	$20,073	8.8%
Backlog Units	14,111	26.6%	11,150	9.8%
Ending Operating Neighborhoods	562	13.1%	497	4.6%

     Revenues for the three months ended June 30, 2003 increased 36.1% versus prior year, primarily due to an increase in units closed and higher unit sales prices. Units closed during the three months ended June 30, 2003 increased 27.1% from 4,995 units to 6,349 units, and the average unit sales price increased 8.8% from $213,825 to $232,699. The increase in average units closed was the result of a higher number of operating neighborhoods in the current year and an increase in average units closed per neighborhood versus last year.

The increase in the unit sales price was largely driven by higher selling prices in the California, Washington, D.C. and Florida markets.

     The relief of capitalized interest is included in Home Building’s cost of sales. Capitalized interest relieved was $13.2 million and $8.3 million for the three months ended June 30, 2003 and 2002, respectively.

     Gross Margin was 25.1% of revenues for the three months ended June 30, 2003 compared to 25.5% of revenues for the same period last year. The decrease was attributable to margins on Land Sales and Other which may vary significantly from period to period depending on the timing and amount of the related revenues. Excluding the effect of Land and Other, margins were 25.4% of revenues compared to 25.2% of revenues for the same period last year.

     Selling, general and administrative expenses for the three months ended June 30, 2003 were $221.7 million, or 14.7% of revenues, as compared to the $181.8 million and 16.4% of revenues reported for the same period last year. The dollar increase resulted from incremental costs associated with closing more homes. The decrease as a percentage of revenues is reflective of the revenue growth exceeding the incremental selling, general and administrative costs associated with the growth in home closings.

     Operating earnings for the three months ended June 30, 2003 were 10.4% of revenues and approximately $24,667 on a per-unit basis, compared to operating earnings of 9.1% of revenues and approximately $20,073 on a per-unit basis for the same period last year.

     Units in backlog increased 26.6% to 14,111 units at June 30, 2003 compared to 11,150 units at June 30, 2002. The increase in backlog resulted from a 13.1% increase in ending operating neighborhoods, which helped drive a 24.2% increase in new sales (orders) versus the prior year. Centex Homes defines backlog units as units that have been sold, as indicated by a signed contract, but not closed. Centex Homes ended its first quarter of fiscal 2004 with a record backlog of home sales.

FINANCIAL SERVICES

     The Financial Services segment primarily is engaged in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, as well as sub-prime home equity lending and the sale of title insurance and various other insurance coverages. The following summarizes Financial Services’ results for the three months ended June 30, 2003 compared to the same period last year (dollars in millions):

	For the Three Months Ended June 30,

	2003	2002

Revenues	$266.9	$180.5

Interest Margin	$55.7	$36.1

Operating Earnings	$65.6	$24.3

Origination Volume	$5,432.1	$2,979.1

Number of Loans Originated
CTX Mortgage Company, L.L.C.
Centex-built Homes (“Builder”)	4,435	3,378
Non-Centex-built Homes (“Retail”)	22,792	12,406

	27,227	15,784
Centex Home Equity Company, L.L.C	8,995	6,359

	36,222	22,143

	CTX Mortgage		Centex Home Equity
	Company, L.L.C.		Company, L.L.C.

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Average Interest Earning Assets	$307.6	$182.7	$4,876.1	$3,402.4
Average Yield	5.77%	7.87%	8.39%	8.99%
Average Interest Bearing Liabilities	$202.6	$132.5	$5,065.0	$3,535.6
Average Rate Paid	2.01%	2.91%	3.88%	4.83%

     Financial Services’ results are primarily derived from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The revenues and operating earnings of CTX Mortgage Company, L.L.C. and related entities, or CTX Mortgage, are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, interest income and other fees. CTX Mortgage’s business strategy of selling conforming loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the conforming mortgage loan secondary capital markets. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to Harwood Street Funding I, L.L.C., or HSF-I, and investors. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation and subsidiaries at June 30, 2003. HSF-I purchases mortgage loans from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and subordinated certificates that are extendable for up to five years. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or Centex Corporation and subsidiaries at June 30, 2003. CTX Mortgage sold $3.79 billion and $1.84 billion of mortgage loans to HSF-I and repurchased $0.4 million and $0.6 million of delinquent or foreclosed mortgage loans from HSF-I during the three months ended June 30, 2003 and 2002, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $87.2 million and $51.0 million for the three months ended June 30, 2003 and 2002, respectively. Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, will impact CTX Mortgage’s accounting for HSF-I. For additional information regarding HSF-I and the implication of recent accounting pronouncements on HSF-I, see “Certain Off-Balance-Sheet and Other Obligations” on pages 40-42 of this Report.

     Revenues increased 63.5% to $147.0 million for the three months ended June 30, 2003 as compared to the same period last year. The increase in revenues for the period is primarily related to an increase in CTX Mortgage originations due to an increase in mortgage loans originated for refinancing and for Centex Homes’ buyers, as well as higher revenues from Title and Insurance operations. Refinanced mortgages accounted for 51% of originations for the quarter this year compared to 21% for the same quarter last year. CTX Mortgage’s “capture” rate of Centex Homes’ buyers was 74% for the quarter this year compared to 72% for the same quarter last year.

     For the three months ended June 30, 2003, originations totaled 27,227 compared to 15,784 originations in the same period last year; loan volume was $4.55 billion compared to $2.48 billion for the same period last year; the per-loan profit was $1,769, an increase of 87.6% compared to $943 for the same period last year and total mortgage applications increased 96.7% to 31,319 from 15,919 applications for the same period last year. For the three months ended June 30, 2003, per-loan profit increased due to increased operational leverage as a result of the increase in the volume of originations, as well as an increase in Title and Insurance earnings.

     CTX Mortgage’s selling, general and administrative expenses increased $20.6 million to $93.6 million at June 30, 2003. This increase was primarily due to increased employee related costs and overhead related to the increased volume in loan originations. CTX Mortgage’s operating earnings were $48.1 million for the three months ended June 30, 2003, resulting in a 222.8% increase as compared to the same period last year. The increase in operating earnings for the period is primarily due to the increase in revenues discussed above and a decrease in the cost per loan originated.

     In the normal course of its activities, CTX Mortgage carries inventories of loans pending sale to investors other than HSF-I and earns an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage uses short-term mortgage warehouse facilities to finance these inventories of loans. CTX Mortgage’s interest margin increased 4.6% for the three months ended June 30, 2003 as compared to the same period last year, from $2.38 million to $2.49 million. This increase is reflective of an increase in originations, partially offset by a decrease in the spread between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

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

Sub-Prime Home Equity Lending

     The revenues of Centex Home Equity Company, L.L.C., or Home Equity, increased 32.2% to $119.9 million for the three months ended June 30, 2003, as compared to the same period last year, as a result of continued growth in our portfolio of residential mortgage loans held for investment. Interest margin increased to $53.2 million for the three months ended June 30, 2003 as compared to $33.8 million for the same period last year. The increase in interest margin is primarily a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans. Home Equity reported operating earnings of $14.2 million for the three months ended June 30, 2003, as compared to operating earnings of $10.7 million for the same period last year. The increase in Home Equity’s operating earnings is primarily the result of the increase in interest margin, as noted above. Interest income will be positively affected as the portfolio of mortgage loans held for investment increases and matures. The increase in interest margin was partially offset by an increase in servicing and production costs, mostly attributable to loan volume and loan servicing growth, and an increase in the provision for losses on residential mortgage loans held for investment. Home Equity’s selling, general and administrative expenses increased $19.3 million to $56.6 million for the three months ended June 30, 2003 as a result of Home Equity’s growth. Home Equity’s increase in loan production volume, the expansion of its branch offices and the increase in the number of its employees has resulted in a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures of approximately $9.5 million. The remainder of the increase was due to higher charges to the provision for loan losses, as discussed below.

     For the three months ended June 30, 2003, originations totaled 8,995 compared to 6,359 originations for the same period last year; origination volume was $877.5 million compared to $497.9 million for the same period last year and total applications increased 61.1% to 80,637 from 50,044 applications for the same period last year. For the three months ended June 30, 2003, originations increased 41.5% while origination volume increased 76.2% due to an increase in average loan size. The smaller increase in the number of originations relative to the larger increase in total applications is reflective of Home Equity’s continued adherence to its credit underwriting guidelines. Average interest earning assets increased 43.3%, from $3,402.4 million in the three months ended June 30, 2002 to $4,876.1 million in the three months ended June 30, 2003, and the corresponding average interest bearing liabilities increased 43.3%, from $3,535.6 million in the three months ended June 30, 2002 to $5,065.0 million in the three months ended June 30, 2003, primarily due to an increase in the volume of loan originations and an increase in average loan size. The average yield earned on these assets decreased from 8.99% in the three months ended June 30, 2002 to 8.39% in the three months ended June 30, 2003, and the average rate paid on these liabilities decreased from 4.83% in the three months ended June 30, 2002 to 3.88% in the three months ended June 30, 2003, primarily due to lower interest rates in fiscal 2004 compared to fiscal 2003. The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted above led to a 57.5% increase in net interest margin from $33.8 million in the three months ended June 30, 2002 to $53.2 million in the three months ended June 30, 2003.

     At June 30, 2003, Home Equity’s total servicing portfolio consisted of 78,126 loans totaling $5.9 billion compared to 65,107 loans totaling $4.5 billion at June 30, 2002. For the three months ended June 30, 2003, service fee income related to this servicing was $14.6 million compared to $11.8 million for the same period last year.

     The primary risks in Home Equity’s operations are consistent with those of the financial services industry and include credit risk associated with its loans, liquidity risk related to funding its loans and interest rate risk prior to securitization of the loans. In addition, as Home Equity services its loans, it is also subject to customer prepayment risks.

Allowance for Losses

     Home Equity originates and purchases loans in accordance with standard underwriting criteria. The underwriting standards are primarily intended to assess the creditworthiness of the borrower and the value of the mortgaged property and to evaluate the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses by charging the provision for losses in the statement of consolidated earnings when it believes an event causing a loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

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

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Three Months Ended June 30,

	2003	2002

Balance at Beginning of Period	$28,384	$14,106
Provision for Losses	15,762	7,043
Recoveries on Loans Charged Off	76	18
Losses Sustained	(10,161)	(3,847)

Balance at End of Period	$34,061	$17,320

Allowance as a Percentage of Gross Loans Held for Investment	0.7%	0.5%
Allowance as a Percentage of 90+ Days Contractual Delinquency	25.1%	19.8%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$135,651	$87,304
% Delinquent	2.6%	2.5%

     The increase in the allowance for losses in the current quarter occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses, the loans charged off and the allowance ratios to continue to increase. The increase in 90+ days contractual delinquency at June 30, 2003 occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the three months ended June 30, 2003 compared to the same period last year (dollars in millions):

	For the Three Months Ended June 30,

	2003	2002

Revenues	$144.1	$128.8
Cost of Sales and Expenses	(119.7)	(99.7)
Selling, General and Administrative Expenses+	(1.5)	(1.4)

Operating Earnings *	$22.9	$27.7

+	Represents Construction Products’ Corporate general and administrative expenses.

*	Before Minority Interest of $7.5 million and $8.9 million for the three months ended June 30, 2003 and 2002, respectively.

     Construction Products’ revenues for the three months ended June 30, 2003 were 11.9% greater than the same period last year. These increases were primarily the result of a $10.9 million increase in gypsum wallboard revenues and a $2.5 million increase in paperboard revenues. The increase in gypsum wallboard and paperboard revenues was primarily caused by higher sales volume when compared to the same period last year.

     Construction Products’ cost of sales for the three months ended June 30, 2003 was 20.1% higher than the same period last year, primarily due to increased sales volume in all segments, except aggregates, higher maintenance costs for cement manufacturing facilities and higher energy costs for gypsum wallboard and paperboard. Construction Products’ selling, general and administrative expenses for the three months ended June 30, 2003 remained relatively consistent with prior year.

     For the three months ended June 30, 2003, Construction Products’ operating earnings, net of minority interest, decreased 17.3% from results for the same period a year ago. Operating earnings decreased primarily due to the increase in gypsum wallboard and paperboard energy costs noted above.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three months ended June 30, 2003 compared to the same period last year (dollars in millions):

	For the Three Months Ended June 30,

	2003	2002

Revenues	$375.8	$360.7

Operating Earnings	$4.6	$8.1

New Contracts Executed and Change Orders	$261.3	$272.3

Backlog of Uncompleted Contracts	$1,404.8	$2,091.9

     Construction Services’ revenues for the three months ended June 30, 2003 were 4.2% higher than revenues for the same period last year. The increase in revenues was primarily the result of the stage of execution of certain longer-term contracts, as well as an increase in the volume of shorter-term contracts. Operating earnings for the group decreased 43.2% in the three months ended June 30, 2003 compared to the same period last year primarily as a result of the prior year including certain high margin contracts. For the three months ended June 30, 2003, new contracts executed and change orders decreased 4.0% from the same period last year, and backlog of uncompleted contracts decreased 32.8% from June 30, 2002. The decrease in backlog is primarily due to delays in the execution of contracts for awarded projects. Construction Services defines backlog as the uncompleted portion of all signed contracts. In addition to backlog, Construction Services has been awarded work that is pending execution of a signed contract. At June 30, 2003 and 2002, respectively, such work, which is not included in backlog, was approximately $2.02 billion and $1.46 billion, respectively. There is no guarantee that these unsigned contracts will result in future revenues.

     The Construction Services segment provided a positive average net cash flow in excess of our investment in the segment of $126.9 million for the three months ended June 30, 2003 compared to $129.3 million for the same period last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the three months ended June 30, 2003 compared to the same period last year (dollars in millions):

	For the Three Months Ended June 30,

	2003	2002

Revenues	$2.7	$6.6

Earnings (Loss) from Unconsolidated Entities and Other	$3.9	$(0.7)

Operating Earnings	$4.7	$3.4

     Investment Real Estate’s revenues for the three months ended June 30, 2003 were 59.1% lower than revenues for the same period last year. Operating earnings from Investment Real Estate for the three months ended June 30, 2003 totaled $4.7 million compared to $3.4 million in the same period last year. The fluctuations in revenues and operating earnings were primarily related to the receipt of a cash settlement from litigation in the prior year and, as discussed below, fluctuations in results from Investment Real Estate’s investment in Centex Development Company, L.P., or the Partnership.

     Property sales contributed operating earnings of $1.8 million for the three months ended June 30, 2003 and $1.8 million for the same period last year. The timing of land sales is uncertain and can vary significantly from period to period.

     Included in Investment Real Estate’s operating earnings for the three months ended June 30, 2003 were earnings of $4.5 million derived from its investment in the Partnership compared to a loss of $0.8 million for the same period last year. As noted in Note (H), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex, the investment in the Partnership is not consolidated and is accounted for on the equity method of accounting.

     The largest component of the Partnership is its International Home Building segment, based near London, England. Included in Investment Real Estate’s operating earnings were earnings of $4.8 million and a loss of $0.4 million for the three months ended June 30, 2003 and 2002, respectively, derived from International Home Building. The increase in earnings from last year was primarily due to an improvement in homebuilding operating margins and an increase in the number of units closed. For the three months ended June 30, 2003 and 2002, this segment closed 313 units at an average sales price per unit of $283,534 and 269 units at an average sales price per unit of $226,662, respectively. Operating earnings per unit, before interest, were $17,083 and $461 for the three months ended June 30, 2003 and 2002, respectively.

     It is not currently anticipated that any significant capital will be allocated to Investment Real Estate for new business development. Through its investment in the Partnership, Investment Real Estate will focus on the International Home Building operations and evaluate opportunistic real estate transactions.

OTHER

     Our Other segment includes Corporate general and administrative expense, interest expense and minority interest. Also included in our Other segment are the Company’s home services operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off its manufactured housing operations which had previously been included in the Other segment. As a result of the spin-off, manufactured housing operations are reflected as a discontinued operation and not included in the segment information below. Earnings related to the operations that were spun off have been reclassified to discontinued operations.

     Other consisted of the following (dollars in millions):

	For the Three Months
	Ended June 30,

	2003	2002

Operating Loss from Home Services	$(1.3)	$(1.6)

Corporate General and Administrative Expense	$19.2	$12.6

Interest Expense	$17.0	$15.4

Minority Interest	$7.5	$8.9

Other	$(0.3)	$(0.6)

     The improvement in our home services division’s operating earnings in the current year is primarily due to lower general and administrative expenses.

     As noted above, earnings related to the manufactured housing operations that were spun off have been reclassified to discontinued operations. For the three months ended June 30, 2003 and 2002, discontinued operations had revenues of $39.5 million and $32.9 million, respectively; operating earnings of $702 thousand and $746 thousand, respectively; and net income of $456 thousand and $485 thousand, respectively.

     Corporate general and administrative expense represents compensation and other costs not identifiable with a specific segment. The increase in corporate general and administrative expense is primarily related to an increase in personnel and higher compensation resulting from continued improvements in our profitability.

     The change in interest expense is primarily related to an increase in average debt outstanding for the three months ended June 30, 2003, as compared to the same period last year. This increase is offset by slightly lower borrowing costs during the three months ended June 30, 2003, as compared to the same period last year.

     The decrease in minority interest is primarily related to a decrease in the earnings of Centex Construction Products, Inc.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2003, we had cash and cash equivalents of $111.0 million, including $11.5 million in Financial Services and $11.5 million belonging to our 64.9%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing and financing activities for the three months ended June 30, 2003 and 2002 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” on pages 4-5 of this Report for the detail supporting this summary. Note that we use the term Centex to represent a supplemental consolidating presentation that reflects the Financial Services segment as if accounted for under the equity method.

	For the Three Months
	Ended June 30,

	2003	2002

Net Cash (Used in) Provided by
Centex*
Operating Activities	$(326,114)	$(358,883)
Investing Activities	(41,663)	85,211
Financing Activities	12,622	113,187

	(355,155)	(160,485)

Financial Services
Operating Activities	(5,492)	(87,044)
Investing Activities	(483,133)	(239,280)
Financing Activities	485,027	319,617

	(3,598)	(6,707)

Centex Corporation and Subsidiaries
Operating Activities	(340,195)	(303,187)
Investing Activities	(516,207)	(296,809)
Financing Activities	497,649	432,804

Net Decrease in Cash	$(358,753)	$(167,192)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of medium-term notes and other debt securities. During the three months ended June 30, 2003, cash was primarily used in Centex Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land held for development. The funds provided by Centex Financing Activities were primarily from new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through credit facilities, securitizations, proceeds from the sale of mortgage loans to HSF-I and cash flows from operations, as described below. During the three months ended June 30, 2003, cash was primarily used in Financial Services Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services Financing Activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Centex Corporation currently has an investment-grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit ratings. We attempt to manage our debt levels in order to maintain investment-grade ratings. If, however, our debt ratings were downgraded, we would not have direct access to the commercial paper markets and might need to draw on our existing committed backup facility, which exceeds our commercial paper program size.

     Our existing credit facilities and available borrowing capacity as of June 30, 2003 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000

Construction Products
Senior Revolving Credit Facility	155,000	87,817	(2)

	915,000	847,817

Financial Services
Unsecured Credit Facilities	125,000	70,800	(3)
Secured Credit Facilities	415,000	199,694	(4)
Harwood Street Funding II, L.L.C. Facility	1,500,000	750,187

	2,040,000	1,020,681

	$2,955,000	$1,868,498	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of June 30, 2003, there were no borrowings under this backup facility, and our $600 million commercial paper program had no issuance outstanding. We have not borrowed under this facility since its inception. See Note (S), “Subsequent Events.”

(2)	This committed facility was entered into by Construction Products and has no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in March 2006. Construction Products terminated its Annually Renewable Commercial Paper Conduit in June 2003.

(3)	Centex Corporation, CTX Mortgage and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(5)	The amount of available borrowing capacity consists of $1.74 billion of committed borrowings and $130.8 million of uncommitted borrowings as of June 30, 2003. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

     CTX Mortgage finances its inventory of mortgage loans principally through sales of Jumbo “A” and conforming loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage, holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing investment grade senior debt obligations and subordinated certificates. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations” on pages 40-42 of this Report.

     Home Equity finances its inventory of mortgage loans through Harwood Street Funding II, L.L.C., or HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s borrowing capacity of $1.50 billion. HSF-II obtains funds through the sale of subordinated notes that are rated BBB by Standard & Poor’s, or S&P, Baa2 by Moody’s Investors Service, or Moody’s, and BBB by Fitch Ratings, or Fitch, and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2003, Centex Corporation was in compliance with all of these covenants.

     As of June 30, 2003, our short-term debt was $944.3 million, all of which was applicable to Financial Services. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper programs and from uncommitted bank facilities.

     Our outstanding debt as of June 30, 2003 was as follows (dollars in thousands)(1):

Centex
Short-Term Notes Payable	$—
Senior Debt:
Medium-Term Note Programs, weighted-average rate 4.75%, due through 2007	281,000
Long-Term Notes, weighted-average rate 7.05%, due through 2012	1,508,170
Other Indebtedness, weighted-average rate 2.67%, due through 2009	95,173
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,906
Subordinated Debentures, 8.75%, due in 2007	99,711

2,083,960

Financial Services
Short-Term Debt:
Short-Term Notes Payable	269,506
Harwood Street Funding II, L.L.C. Secured Liquidity Notes	674,813
Home Equity Loans Asset-Backed Certificates, weighted-average rate 3.63%, due through 2034	4,464,527
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, weighted-average rate 3.25%, due through 2008	75,000

5,483,846

Total	$7,567,806

(1)	Certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Maturities of long-term debt of Centex and Financial Services (in thousands) during the next five years ending March 31 are:

	Long-term Debt

		Financial
	Centex	Services	Total

2004	$25,475	$926,518	$951,993
2005	31,971	1,040,844	1,072,815
2006	403,310	798,291	1,201,601
2007	290,431	689,442	979,873
2008	359,091	812,746	1,171,837
Thereafter	973,682	271,686	1,245,368

	$2,083,960	$4,539,527	$6,623,487

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $4.46 billion at June 30, 2003 and has no recourse to Home Equity or Centex Corporation. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal. As is common in these structures, Home Equity remains liable for customary loan representations.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Harwood Street Funding I, L.L.C.

     HSF-I is an unaffiliated entity established in July 1999 that is not consolidated with Financial Services or Centex Corporation and subsidiaries as of June 30, 2003. Since December 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $3.00 billion.

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

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interests of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance of obligations of CTX Mortgage, solely in its capacity as servicer, is guaranteed by Centex Corporation. CTX Mortgage received $4.6 million and $2.3 million in fees for servicing loans owned by HSF-I in the three months ended June 30, 2003 and 2002, respectively. These servicer obligations include repurchasing a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

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

     As of June 30, 2003, HSF-I owned $2.48 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $2.34 billion of outstanding securitized term debt and $0.14 billion of outstanding subordinated certificates. We do not guarantee the payment of any debt or subordinated certificates of HSF-I, and we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, we do retain certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. Centex Corporation guarantees CTX Mortgage’s obligation to repurchase such loans. CTX Mortgage records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage sold $3.79 billion and $1.84 billion of mortgage loans to HSF-I and repurchased $0.4 million and $0.6 million of delinquent or foreclosed mortgage loans from HSF-I during the three months ended June 30, 2003 and 2002, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $87.2 million and $51.0 million for the three months ended June 30, 2003 and 2002, respectively.

     In January 2003, the FASB issued FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which CTX Mortgage is the primary beneficiary. Accordingly, HSF-I will be consolidated in our financial statements beginning July 1, 2003. As a result, we anticipate we will record a charge of approximately $15.0 to $20.0 million representing the cumulative effect of a change in accounting principle in the quarter ending September 30, 2003. This charge primarily represents the deferral of service release premium income, which will be recognized as loans are sold into the secondary market. Additionally, the consolidation of HSF-I will result in an increase in our residential mortgage loans held for sale with a corresponding increase in our Financial Services debt. HSF-I’s debt does not have recourse to us, and the consolidation of this debt will not change our credit profile or debt ratings.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and the Partnership are entities that are neither affiliates of nor consolidated with Centex Corporation and subsidiaries at June 30, 2003. These entities were established in 1987 to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We generally are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or the Partnership. However, as of June 30, 2003, we guaranteed approximately $1.1 million of indebtedness of the Partnership. In addition, we enter into certain land purchase and other transactions with the Partnership. For additional information regarding these entities, see the Joint Explanatory Note at the beginning of this Report and the financial statements of the Partnership, filed in tandem with this Report. In addition, for information regarding these entities and Centex Corporation and subsidiaries, on an aggregate basis, see Note (H), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex Corporation. For a discussion of the impact of FIN 46 on our accounting for transactions with these entities, see “Recent Accounting Pronouncements” below.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These joint ventures are typically large in nature, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures, accounted for using the equity method, was $118.4 million and $102.3 million at June 30, 2003 and March 31, 2003, respectively. These joint ventures had total outstanding secured construction debt of approximately $236.8 million and $232.5 million at June 30, 2003 and March 31, 2003, respectively. Our liability with respect to this debt, based on our ownership percentage of the related joint ventures, is limited to approximately $62.2 million and $56.4 million at June 30, 2003 and March 31, 2003, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At June 30, 2003 and March 31, 2003, we were not liable for any of this debt. For a discussion of the impact of FIN 46 on our accounting for transactions with non-consolidated joint ventures, see “Recent Accounting Pronouncements” below.

Letters of Credit and Guarantees

     At June 30, 2003, we had outstanding letters of credit of $124.7 million that primarily relate to development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

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

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in the three months ended June 30, 2003.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. FIN 46 requires significant use of judgment and estimates in determining its application.

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

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at June 30, 2003 to be adequate, there can be no assurance that this reserve will prove to be adequate over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. At June 30, 2003, we have interests in the Partnership, HSF-I and certain joint ventures and land under option agreements that are or may be affected by this interpretation. The nature of these entities’ operations, our potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

The Partnership	Financial statements filed in tandem with this Report
Note (H), “Centex Development Company, L.P.”
HSF-I	Note (G), “Indebtedness”
Land Option Agreements	Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits”
Joint Ventures	Note (I), “Commitments and Contingencies”

     We have historically accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. On April 1, 2003, we adopted the fair value measurement provisions of SFAS No. 123 under which we will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied only to awards granted or modified on or after April 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. We do not expect the implementation of SFAS No. 149 to have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our actual performance and results of operations:

•	Our Home Building operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	Our Construction Services operations are also somewhat cyclical and sensitive to changes in economic conditions, including overall capital spending trends in the economy, changes in federal and state appropriations for construction projects and competitive pressures on the availability and pricing of construction projects.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the cost and availability of labor and construction materials; labor disputes; the ability to meet performance or schedule guarantees and cost overruns.

•	Virtually all of our homebuyers finance their home acquisitions through our Financial Services operations or third party lenders. In general, our Home Building operations can be adversely affected by increases in interest rates.

•	The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future. Our mortgage loan operations are also dependent upon the securitization market for mortgage-backed securities and the availability of mortgage warehouse financing.

•	Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. Although the amount of this allowance reflects our judgment as to our present loss exposure on these loans, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred.

•	Demand for the products that our Construction Products operations produce is directly related to activity in the homebuilding and construction industries and to general economic conditions. Our Construction Products operations are also concentrated in particular regional and local markets that may experience cyclical downturns at different times than the national economy. The price at which we sell our construction products, particularly gypsum wallboard, is highly sensitive to changes in supply and demand for such products, energy costs, raw material prices and competition from other domestic and foreign producers.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, construction products producers and contractors in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

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

     There have been no material changes in our market risk from March 31, 2003. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(1)	Exhibits

3.2	Amended and Restated By-Laws of Centex Corporation dated May 15, 2003.

4.3.2	Second Supplement to Nominee Agreement, dated as of June 1, 2003, by and between Centex, Holding, the Partnership, and Mellon Investor Services LLC as successor nominee and successor transfer agent.

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan.

10.2	Seventh Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan.

10.3	Amended and Restated Centex Corporation 2001 Stock Option Plan.

10.10	Amended and Restated Centex Corporation Long Term Incentive Plan.

10.13	Centex Corporation 2003 Annual Incentive Compensation Plan.

10.14	Centex Corporation 2003 Equity Incentive Plan.

10.15	Distribution Agreement between Centex Corporation, Cavco Industries L.L.C. and Cavco Industries, Inc.

10.16	Administrative Services Agreement between Centex Service Company and Cavco Industries, Inc.

10.17	Tax Sharing Agreement between Centex Corporation and affiliates and Cavco Industries, Inc.

10.18	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks between Centex Corporation and Cavco Industries, Inc.

10.19	Amendment No. 1 to Distribution Agreement between Centex Corporation, Cavco Industries L.L.C. and Cavco Industries, Inc.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated April 23, 2003 announcing (i) the Company’s fourth quarter net earnings for the quarter ended March 31, 2003; and (ii) the Company’s intention to make a tax-free spin-off of its CAVCO Industries manufactured housing company to the Company’s stockholders.

Current Report on Form 8-K of Centex Corporation dated June 23, 2003 announcing that the Registration Statement on Form 10 of Cavco Industries, Inc. relating to the Cavco common stock became effective on June 22, 2003, according to the Securities and Exchange Commission.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

August 13, 2003	/s/ Leldon E. Echols

Leldon E. Echols Executive Vice President and Chief Financial Officer (principal financial officer)

August 13, 2003	/s/ Mark D. Kemp

Mark D. Kemp Vice President- Controller (principal accounting officer)

Part I. Financial Information

Item 1. Financial Statements

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended June 30,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$104,513	$104,500	$38	$87,785	$87,735	$88
Costs and Expenses	100,103	100,066	62	88,789	88,751	76
Earnings (Loss) from Unconsolidated Entities and Other	135	135	—	(10)	(10)	—

Earnings (Loss) from Continuing
Operations Before Income Taxes	4,545	4,569	(24)	(1,014)	(1,026)	12
Income Taxes	1,045	1,045	—	(470)	(470)	—

Earnings (Loss) from Continuing Operations	3,500	3,524	(24)	(544)	(556)	12
Discontinued Operations:
(Loss) Earnings from Discontinued Operations (Including Loss on Sale of $32 for the Three Months Ended June 30, 2003)	(87)	(87)	—	241	241	—

Net Earnings (Loss)	$3,413	$3,437	$(24)	$(303)	$(315)	$12

Net Earnings (Loss) Allocable to Limited Partners		$3,437			$(315)

Earnings (Loss) from Continuing Operations Per Unit/Share		$14.65	$(24)		$(2.31)	$12
Earnings (Loss) from Discontinued Operations Per Unit/Share		(0.36)	—		1.00	—

Net Earnings (Loss) Per Unit/Share		$14.29	$(24)		$(1.31)	$12

Weighted-Average Units/Shares Outstanding		240,591	1,000		240,591	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)

	June 30, 2003*			March 31, 2003**

		Centex				Centex
		Development				Development
		Company, L.P.	3333 Holding			Company, L.P.	3333 Holding
		and	Corporation			and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined		Subsidiaries	and Subsidiary

Assets
Cash and Cash Equivalents	$35,336	$35,329	$7	$	5,113	$5,105	$8
Receivables	25,990	30,012	289		30,813	34,841	261
Inventories	469,284	469,284	—		447,954	447,954	—
Investments-
Commercial Properties, net	89,667	89,667	—		92,003	92,003	—
Real Estate Joint Ventures	3,921	3,921	—		3,973	3,973	—
Affiliate	—	—	1,191		—	—	1,191
Assets Held for Sale	8,291	8,291	—		7,585	7,585	—
Property and Equipment, net	2,494	2,494	—		2,308	2,308	—
Other Assets-
Goodwill, net	32,168	32,168	—		30,698	30,698	—
Deferred Charges and Other	21,374	19,603	1,771		20,237	18,466	1,771

	$688,525	$690,769	$3,258		$640,684	$642,933	$3,231

Liabilities, Stockholders’ Equity And Partners’ Capital
Accounts Payable and Accrued Liabilities	$135,502	$135,311	$4,551		$130,282	$130,120	$4,500
Liabilities Related to Assets Held for Sale	6,941	6,941	—		6,436	6,436	—
Notes Payable	242,985	242,985	—		215,118	215,118	—

Total Liabilities	385,428	385,237	4,551		351,836	351,674	4,500

Stockholders’ Equity and Partners’ Capital	303,097	305,532	(1,293)		288,848	291,259	(1,269)

	$688,525	$690,769	$3,258		$640,684	$642,933	$3,231

*	Unaudited
**	Condensed from audited financial statements.

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Three Months Ended June 30,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows — Operating Activities
Net Earnings (Loss)	$3,413	$3,437	$(24)	$(303)	$(315)	$12
Adjustments:
Depreciation	676	676	—	1,123	1,123	—
Amortization	168	168	—	—	—	—
Deferred Tax Benefit	(91)	(91)	—	—	—	—
Equity in Earnings (Loss) from Joint Ventures	(135)	(135)	—	10	10	—
(Increase) Decrease in Receivables	(6,988)	(6,960)	(28)	1,535	1,582	(47)
Decrease in Notes Receivable	4,160	4,160	—	—	—	—
(Increase) Decrease in Inventories	(4,698)	(4,698)	—	12,430	12,430	—
Decrease (Increase) in Commercial Properties	1,828	1,828	—	(6,059)	(6,059)	—
Increase in Other Assets	(920)	(920)	—	(566)	(555)	(11)
Increase (Decrease) in Payables and Accruals	8,046	7,995	51	(10,248)	(10,297)	49

	5,459	5,460	(1)	(2,078)	(2,081)	3

Cash Flows — Investing Activities
Decrease in Advances to Joint Ventures and Investment in Affiliate	187	187	—	92	92	—
Additions of Property and Equipment, net	(238)	(238)	—	(78)	(78)	—

	(51)	(51)	—	14	14	—

Cash Flows — Financing Activities
Issuance in Notes Payable	24,233	24,233	—	2,040	2,040	—

	24,233	24,233	—	2,040	2,040	—

Effect of Exchange Rate Changes on Cash	582	582	—	1,292	1,292	—

Net Increase (Decrease) in Cash	30,223	30,224	(1)	1,268	1,265	3
Cash and Cash Equivalents at Beginning of Period	5,113	5,105	8	22,538	22,529	9

Cash and Cash Equivalents at End of Period	$35,336	$35,329	$7	$23,806	$23,794	$12

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
June 30, 2003
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

     In the opinion of the Companies, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the information in the condensed combining financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The Companies suggest that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies’ latest Annual Report on Form 10-K.

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

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of June 30, 2003, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $47.4 million.

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

     See Note (H) to the consolidated financial statements of Centex included elsewhere in this Report for supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries.

(C) STATEMENTS OF COMBINING CASH FLOWS — SUPPLEMENTAL DISCLOSURES

	For the Three Months
	Ended June 30,

	2003	2002

Cash Paid for Interest	$4,210	$4,678

Net Cash Paid for Taxes	$—	$—

	For the Three Months
	Ended June 30,

	2003	2002

Total Interest Incurred	$3,581	$4,732
Interest Capitalized	(1,367)	(1,354)

Interest Expense	$2,214	$3,378

(D) RELATED PARTY TRANSACTIONS

     At June 30, 2003 and March 31, 2003, Centex Homes had $7.8 million and $7.2 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three months ended June 30, 2003 and 2002, Centex Homes paid $0.4 million and $1.4 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $12.0 million and $21.1 million, respectively, for the purchase of residential lots. The Partnership expects Centex Homes to pay an additional $19.0 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has historically executed construction contracts with the Partnership. At March 31, 2003, contracts for the construction of two industrial facilities were completed and no additional contracts were outstanding. At June 30, 2003, a $10.6 million contract for the construction of an office building had been executed with the Partnership and was outstanding. During the three months ended June 30, 2003 and

2002, the Partnership paid zero and $3.5 million, respectively, to Construction Services pursuant to these contracts.

(E) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended June 30, 2003 and 2002 is presented below:

	For the Three Months
	Ended June 30,

	2003	2002

Net Earnings (Loss)	$3,413	$(303)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	10,735	13,973
Unrealized Gain (Loss) on Hedging Instruments	101	(234)

Comprehensive Income	$14,249	$13,436

(F) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

		Centex Development Company			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner's	Partner's	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2003	$288,848	$500	$1,142	$289,617	$1	$800	$(2,070)
Net Earnings	3,413	—	—	3,437	—	—	(24)
Accumulated Other Comprehensive Income:
Foreign Currency Translation Adjustments	10,735	—	—	10,735	—	—	—
Unrealized Loss on Hedging Instruments	101	—	—	101	—	—	—

Balance at June 30, 2003	$303,097	$500	$1,142	$303,890	$1	$800	$(2,094)

(G) BUSINESS SEGMENTS

     The Companies operate in three principal business segments: International Home Building, Commercial Development and Corporate-Other. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies in the Companies’ latest Annual Report on Form 10-K.

     International Home Building acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. Commercial Development develops office, industrial, retail and mixed-use projects, for sale and for investment. Corporate-Other is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another specific business segment. Prior to April 1, 2003, the Companies operated a multi-family business segment (“Multi-Family”). Effective April 1, 2003, the operations of this segment were restructured to focus on leasing and disposition of remaining projects rather than new development. The operations of these projects are reflected in the Corporate-Other segment for the current and prior comparative period.

	For the Three Months Ended June 30, 2003

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$88,756	$3,256	$12,501	$104,513
Cost of Sales	(75,087)	—	(11,962)	(87,049)
Selling, General & Administrative Expenses	(8,322)	(1,891)	(791)	(11,004)
Interest Expense	(549)	(1,086)	(415)	(2,050)
Earnings from Unconsolidated Subsidiaries and Other	—	135	—	135

Earnings (Loss) from Continuing Operations
Before Income Taxes	4,798	414	(667)	4,545
Loss from Discontinued Operations Before Income Taxes	—	(87)	—	(87)

Earnings (Loss) Before Income Taxes	$4,798	$327	$(667)	$4,458

	For the Three Months Ended June 30, 2002

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$61,000	$3,937	$22,848	$87,785
Cost of Sales	(53,765)	(275)	(21,163)	(75,203)
Selling, General & Administrative Expenses	(7,111)	(2,213)	(1,798)	(11,122)
Interest Expense	(494)	(1,182)	(788)	(2,464)
Loss from Unconsolidated Subsidiaries and Other	—	(10)	—	(10)

Earnings (Loss) from Continuing Operations Before Income Taxes	(370)	257	(901)	(1,014)
Earnings from Discontinued Operations Before Income Taxes	—	241	—	241

Earnings (Loss) Before Income Taxes	$(370)	$498	$(901)	$(773)

(H) GOODWILL

     The Partnership’s International Home Building segment carries all of the Partnership’s goodwill, which arose from the April 15, 1999 acquisition of all of the voting shares of Fairclough Homes Group Limited, a British homebuilder (“Fairclough”). The carrying amount of goodwill was $32.2 million and $30.7 million at June 30, 2003 and March 31, 2003, respectively. The increase during the three months ended June 30, 2003 reflects the impact of foreign currency translation adjustments.

(I) DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on its debt obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Partnership has entered into an interest rate swap agreement, designated as a cash flow hedge, on a portion of its debt. The swap agreement is recorded at its fair value in Other Assets or Accrued Liabilities in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivative are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings. During the three months ended June 30, 2003 there was no hedge ineffectiveness related to this derivative.

     This swap expires in March 2004. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. As of June 30, 2003, the Accumulated Other Comprehensive Loss was $521 thousand ($365 thousand net of tax).

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. We have applied the recognition and measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002. The implementation of FIN 45 did not have a material impact on the Companies’ results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which modifies the accounting for certain entities in which (1) equity investors do not have the characteristics of a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. See Note (K), “Investments in Certain Joint Ventures,” for disclosure of the Companies’ potential maximum exposure related to these entities.      FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. As discussed above in Note (B), “Organization,” Centex indirectly holds 100% of the Partnership’s

Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (P) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The Companies do not expect the implementation of SFAS No. 149 to have a material impact on the Companies’ results of operations or financial position.

(K) INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $37.8 million as of June 30, 2003 and $35.8 million as of March 31, 2003. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $8.1 million as of June 30, 2003.

(L) COMMITMENTS AND CONTINGENCIES

     As of June 30, 2003, the Partnership had remaining commitments of approximately $18.4 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, the Partnership has also executed recourse payment guarantees. At June 30, 2003, our subsidiaries had outstanding letters of credit of $3.9 million that primarily relate to development obligations of Multi-Family Communities.

     Subsidiaries of the Partnership have also obtained demand notes or letters of credit from Centex for up to 10% of the construction loan commitment amount. These demand notes or letters of credit have been pledged or endorsed to the lenders as additional collateral on the construction loans, and may be called only in the event of an uncured default by the Partnership. This additional collateral totals approximately $1.1 million as of June 30, 2003.

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

     The subsidiary anticipates that the costs expended for infrastructure work will be reimbursed from the proceeds of a bond offering by a special taxing district established to aid in the development of the project. These costs will be reimbursed over time as improvements at the project generate property taxes sufficient to fund debt service on the bonds. A receivable of approximately $13.9 million is included in Other Receivables in the accompanying Combining Balance Sheets. The subsidiary has deferred recognition of this income as of June 30, 2003 as improvements to the project that will generate property taxes have just begun.

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

     Changes in International Home Building’s contractual warranty liability during the period are as follows:

Balance as of March 31, 2003	$3,390
Warranties Issued	973
Settlements Made	(880)

Balance as of June 30, 2003	$3,483

(M) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the June 30, 2003 presentation.

(N) SUBSEQUENT EVENTS

     Subsidiaries of the Partnership have executed contracts to sell four projects in Charlotte, North Carolina comprising approximately 1,000,000 square feet of industrial space. The sales are scheduled to close on or before September 22, 2003. However, the contracts specify various financing contingencies and, thus, there are no assurances that such sales will be consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On a combined basis, our revenues from continuing operations were $104.5 million for the three months ended June 30, 2003, a 19.0% increase over our revenues from continuing operations of $87.8 million for the same period last year. The revenue increase is primarily related to an increase in International Home Building’s unit closings and average unit sales price, offset by a reduction in Corporate-Other’s sale of residential lots to Centex Homes. Revenues from residential lot sales and commercial land sales can vary significantly from period to period.

     Our operating earnings from continuing operations for the three months ended June 30, 2003 were $4.5 million compared to an operating loss from continuing operations of $1.0 million for the same period last year. Our net earnings from continuing operations for the three months ended June 30, 2003 were $3.5 million compared to a net loss from continuing operations of $0.5 million for the same period last year. The increase in operating earnings and net earnings from continuing operations for the three months ended June 30, 2003 is primarily related to increased earnings from the International Home Building segment.

     Our net loss from discontinued operations for the three months ended June 30, 2003 was $87 thousand. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us beginning April 1, 2002, we now report assets as discontinued operations if such assets are held for sale (as defined by SFAS 144), or if such assets are sold in the current period. We sold one of these properties during the three months ended June 30, 2003. Land assets are reported in continuing operations.

     Prior to April 1, 2003, the Companies operated a multi-family business segment. Effective April 1, 2003, the operations of this segment were restructured to focus on leasing and disposition of remaining projects rather than new development. The operations of these projects are reflected in the Corporate-Other segment for the current and prior comparative period.

     Over the past year, we have taken advantage of the strong investor demand for quality properties, selling a number of matured assets and land positions. It is not currently anticipated that any significant capital will be allocated to new business development. Instead, our focus going forward will be on completing and leasing up our existing portfolio and continuing to take advantage of strong investor demand. The International Home Building segment will remain a focus as we continue to build on momentum in this segment. We will continue to evaluate strategic portfolio acquisitions and strategic development opportunities.

     Any reference herein to we, us or our includes 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the three months ended June 30, 2003 compared to the same period last year (dollars in thousands, except per unit data):

	For the Three Months Ended June 30,

	2003		2002

Revenues — Home Building	$88,746	100.0%	$60,972	100.0%
Revenues — Land Sales & Other	10	—%	28	—%
Cost of Sales — Home Building	(75,079)	(84.6%)	(53,765)	(88.1%)
Cost of Sales — Land Sales	(8)	—%	—	—%
General and Administrative Expenses	(8,322)	(9.4%)	(7,111)	(11.7%)

Operating Earnings	5,347	6.0%	124	0.2%
Interest	(549)	(0.6%)	(494)	(0.8%)

Earnings (Loss) Before Income Taxes	$4,798	5.4%	$(370)	(0.6%)

		% Change		% Change
Units Closed	313	16.4%	269	(10.0%)
Average Unit Sales Price	$283,534	25.1%	$226,662	20.7%
Average Operating Earnings Per Unit	$17,083	3,605.6%	$461	(94.2%)
Backlog Units	480	23.4%	389	85.2%

     International Home Building’s revenues for the three months ended June 30, 2003 increased by $27.8 million from revenues for the same period last year. This increase is comprised of $15.3 million from an increase in the average unit sales price and $12.5 million from an increase in the number of units closed. Home sales totaled 313 units during the three months ended June 30, 2003, compared to 269 units during the same period in the preceding year, representing a 16.4% increase.

     International Home Building’s gross homebuilding margins increased for the three months ended June 30, 2003 to 15.4% from 11.8% in the same period last year. The improvement in gross margins was primarily due to an increase in the average unit sales price, partially offset by increases in labor costs caused by a shortage of skilled labor.

     International Home Building’s general and administrative expenses, as a percentage of revenues, decreased 2.3%, for the three months ended June 30, 2003 compared to the same period last year, primarily due to increased revenues.

     International Home Building’s financial statements are affected by fluctuations in exchange rates. International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period, except for significant, non-recurring transactions that are translated at the rate in effect as of the date of the transaction. For the three months ended June 30, 2003 and 2002, respectively, the average exchange rate used for translation was 1.62 and 1.46, representing an increase of 10.7%.

     The backlog of homes sold but not closed at June 30, 2003 was 480 units, 23.4% more than the 389 units at the same point in the preceding year.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the three months ended June 30, 2003, compared to the same period last year (dollars and square feet in thousands):

	For the Three Months
	Ended June 30,

	2003	2002

Sales Revenues	$—	$725
Rental Income and Other Revenues	3,256	3,212
Cost of Sales	—	(275)
Selling, General and Administrative Expense	(1,309)	(1,843)
Interest	(1,086)	(1,182)

Operating Earnings Before Depreciation	861	637
Depreciation and Amortization	(582)	(370)
Earnings (Loss) from Unconsolidated Subsidiaries and Other	135	(10)

Operating Earnings	414	257
Earnings (Loss) from Discontinued Operations	(87)	241

Earnings Before Income Taxes	$327	$498

Operating Square Footage at June 30	2,176	2,626

Commercial Development’s operations during the three months ended June 30, 2003 included:

•	completion of shell construction for a 138,000 square foot retail project in Santa Clara, California;

•	continued construction of a 62,000 square foot light industrial project in Camarillo, California;

•	continued construction of a 39,000 square foot light industrial project in Oxnard, California; and

•	commencement of construction on a 160,000 square foot office building in Lewisville, Texas.

Commercial Development’s discontinued operations during the three months ended June 30, 2003 consisted of the sale of a 68,000 square foot industrial project in Gardner, Massachusetts.

     Sales revenues and cost of sales for the three months ended June 30, 2002 reflect the sale of a pad site at a retail project in Lewisville, Texas. Rental income and other revenues increased slightly as the result of the late fiscal 2003 completion and leasing of a retail center in Lewisville, Texas. Selling, general and administrative expense decreased as the result of staffing reductions, a decrease in incentive compensation and a decrease in property operation expenses.

     Interest expense has decreased slightly as the result of interest rate reductions on Commercial Development’s variable rate debt, and depreciation and amortization has increased as the result of the addition of approximately 300,000 square feet of projects not in service as of June, 2002. Earnings from unconsolidated entities have increased as the result of leasing at a retail project in Santa Clara, California.

	June 30, 2003		June 30, 2002

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties*
Industrial	1,636	83.5%	2,024	92.4%
Office/Medical	344	82.0%	602	84.2%
Retail	196	94.9%	—	—

	2,176	84.3%	2,626	90.5%

	(000's)		(000's)
	Rentable		Rentable
	Sq. Ft.		Sq. Ft.

Projects Under Construction*
Industrial	150		308
Office/Medical	160		—
Retail	—		194

	310		502

* Includes assets classified as Held for Sale.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other for the three months ended June 30, 2003, compared to the same period last year (dollars in thousands):

	For the Three Months
	Ended June 30,

	2003	2002

Revenues	$12,501	$22,848
Cost of Sales	(11,962)	(21,163)
Selling, General and Administrative Expenses	(791)	(1,798)
Interest Expense	(415)	(788)

Operating Loss	$(667)	$(901)

     Our Corporate-Other segment acquires and disposes of land and other assets that are not identified with another specific business segment. Revenues and cost of sales for the three months ended June 30, 2003 relate primarily to the sale of residential lots to Centex Homes. Revenues and cost of sales for the three months ended June 30, 2002 also relate primarily to sales of residential lots to Centex Homes and an unaffiliated third party.

     Selling, general and administrative expenses decreased 56.0% for the three months ended June 30, 2003 compared to the same period last year, primarily due to staffing reductions in the former Multi-Family segment. Interest expense for the three months ended June 30, 2003 relates primarily to debt incurred to finance the purchase of these residential lots.

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

     We typically finance properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $75.7 million, including $0.4 million related to assets held for sale, at June 30, 2003. Under the terms of various construction loan agreements, we are required to maintain certain minimum liquidity and net worth levels. At June 30, 2003, we were in compliance with these covenants.

     Permanent commercial project loans outstanding at June 30, 2003 totaled $44.0 million, including $6.4 million related to assets held for sale. The project loans are collateralized by completed commercial properties and have original terms ranging from ten to twenty-two years with fixed interest rates ranging from 7.20% to 8.72%. These loans are non-recourse to the Partnership and its subsidiaries.

     No new seller-financed land loans were obtained during the quarters ended June 30, 2003 and 2002. Outstanding balances on seller-financed loans at June 30, 2003 totaled $19.5 million, with terms of up to three years and fixed interest rates ranging from 8.00% to 9.50%.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. This facility expires in April 2006 and may be extended for up to two years with lender approval. Advances under this facility totaled £67.0 million, or $110.6 million, at June 30, 2003. Under the terms of this facility, the International Home Building segment is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2003, the International Home Building segment was in compliance with all of these covenants.

     No new Class C units were issued during the quarter ended June 30, 2003.

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

Joint Ventures

     We conduct certain operations through our participation in joint ventures in which we hold less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $37.8 million as of June 30, 2003 and $35.8 million as of March 31, 2003. Our liability for the obligations of these non-consolidated joint ventures is limited to approximately $8.1 million as of June 30, 2003.

Letters of Credit, Guarantees and Leases

     At June 30, 2003, we had outstanding performance bonds and bank guarantees of $27.7 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by our subsidiaries, we are often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, we have also executed partial recourse payment guarantees. At June 30, 2003, our subsidiaries had outstanding letters of credit of $3.9 million that primarily relate to development obligations of Multi-Family Communities.

     We expect that our subsidiaries will satisfy their loan and other contractual obligations in the ordinary course of business and in accordance with applicable contractual terms. As that occurs, our liability exposure will be decreased and, eventually, we will not have any continuing obligations with respect to these projects.

     We have no material capital or operating leases.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for us beginning April 1, 2002.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, which requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. We have applied the recognition and measurement provisions of FIN 45 to guarantees issued or modified after December 31, 2002. The implementation of FIN 45 did not have a material impact on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have the characteristics of a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before

February 1, 2003, FIN 46 applies to interim or annual periods beginning after June 15, 2003. As discussed in Note (B), “Organization,” of our Notes to Condensed Combining Financial Statements, Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (P) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The Companies do not expect the implementation of SFAS No. 149 to have a material impact on the Companies’ results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Companies’ market risk from March 31, 2003. For further information regarding the Companies’ market risk, refer to the Companies’ Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(3)	Exhibits

4.3.2	Second Supplement to Nominee Agreement, dated as of June 1, 2003, by and between Centex, Holding, the Partnership, and Mellon Investor Services LLC as successor nominee and successor transfer agent.

31.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION

Registrant

August 13, 2003	/s/ Todd D. Newman

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

CENTEX DEVELOPMENT COMPANY, L.P.

Registrant By 3333 Development Corporation General Partner

August 13, 2003	/s/ Todd D. Newman

Todd D. Newman Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.2	Amended and Restated By-Laws of Centex Corporation dated May 15, 2003.

4.3.2	Second Supplement to Nominee Agreement, dated as of June 1, 2003, by and between Centex, Holding, the Partnership, and Mellon Investor Services LLC as successor nominee and successor transfer agent.

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan.

10.2	Sixth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan.

10.3	Amended and Restated Centex Corporation 2001 Stock Option Plan.

10.10	Amended and Restated Centex Corporation Long Term Incentive Plan.

10.13	Centex Corporation 2003 Annual Incentive Compensation Plan.

10.14	Centex Corporation 2003 Equity Incentive Plan.

10.15	Distribution Agreement between Centex Corporation, Cavco Industries L.L.C. and Cavco Industries, Inc.

10.16	Administrative Services Agreement between Centex Service Company and Cavco Industries, Inc.

10.17	Tax Sharing Agreement between Centex Corporation and affiliates and Cavco Industries, Inc.

10.18	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks between Centex Corporation and Cavco Industries, Inc.

10.19	Amendment No. 1 to Distribution Agreement between Centex Corporation, Cavco Industries L.L.C. and Cavco Industries, Inc.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.