Form 10-Q
period 2003-09-30
CENTEX CORP; 3333 HOLDING CORP; CENTEX DEVELOPMENT CO LP
filed 2003-11-12
CIK 18532, 818762, 818764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

September 30, 2003

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on November 7, 2003:

Centex Corporation	Common Stock	62,157,591 shares
3333 Holding Corporation	Common Stock	1,000 shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260 units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	211,142 units

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
Condensed Combining Balance Sheets
Notes to Condensed Combining Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-10.1 Credit Agreement
EX-10.1 Amendment No. 2 to Partnership Agreement
EX-10.2 Letter of Credit & Reimbursement Agreement
EX-31.1 Certification of CEO-Rule 13a-14 & 15d-14
EX-31.2 Certification of CFO-Rule 13a-14 & 15d-14
EX-31.3 Certification of CEO-Rule 13a-14 & 15d-14
EX-31.4 Certification of CFO-Rule 13a-14 & 15d-14
EX-31.5 Certification of CEO-Rule 13a-14 & 15d-14
EX-31.6 Certification of CFO-Rule 13a-14 & 15d-14
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

September 30, 2003

Centex Corporation and Subsidiaries

 i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

ii

Part I. Financial Information

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,

	2003	2002

Revenues
Home Building	$1,709,139	$1,282,316
Financial Services	290,551	204,819
Construction Products	154,798	135,993
Construction Services	386,629	391,740
Investment Real Estate	22,673	2,992
Other	19,334	26,254

	2,583,124	2,044,114

Costs and Expenses
Home Building	1,504,741	1,154,916
Financial Services	214,049	168,244
Construction Products	125,175	109,250
Construction Services	382,069	382,539
Investment Real Estate	3,892	1,420
Other	20,210	27,477
Corporate General and Administrative	22,473	14,447
Interest Expense	17,403	16,529
Minority Interest	10,090	8,501

	2,300,102	1,883,323

Earnings from Unconsolidated Entities	15,080	3,563

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	298,102	164,354
Income Taxes	98,504	49,358

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	199,598	114,996
(Loss) Earnings from Discontinued Operations, net of Taxes of $(113) and $330	(209)	613

Earnings Before Cumulative Effect of a Change in Accounting Principle	199,389	115,609
Cumulative Effect of a Change in Accounting Principle, net of Taxes of $(8,303)	(13,260)	—

Net Earnings	$186,129	$115,609

Basic Earnings Per Share
Continuing Operations	$3.23	$1.89
Discontinued Operations	—	0.01
Cumulative Effect of a Change in Accounting Principle	(0.21)	—

	$3.02	$1.90

Diluted Earnings Per Share
Continuing Operations	$3.09	$1.82
Discontinued Operations	—	0.01
Cumulative Effect of a Change in Accounting Principle	(0.21)	—

	$2.88	$1.83

Average Shares Outstanding
Basic	61,713,825	60,875,672
Dilutive Securities:
Options	2,609,080	1,619,150
Other	215,532	541,468

Diluted	64,538,437	63,036,290

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,

	2003	2002

Revenues
Home Building	$3,213,632	$2,387,831
Financial Services	557,411	385,359
Construction Products	298,887	264,768
Construction Services	762,384	752,461
Investment Real Estate	25,418	9,635
Other	42,110	55,473

	4,899,842	3,855,527

Costs and Expenses
Home Building	2,853,782	2,160,368
Financial Services	415,310	324,478
Construction Products	246,385	210,293
Construction Services	753,265	735,180
Investment Real Estate	5,882	3,968
Other	44,559	58,901
Corporate General and Administrative	41,705	27,081
Interest Expense	34,367	31,863
Minority Interest	17,575	17,383

	4,412,830	3,569,515

Earnings from Unconsolidated Entities	20,160	3,068

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	507,172	289,080
Income Taxes	165,240	86,814

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	341,932	202,266
Earnings from Discontinued Operations, net of Taxes of $133 and $591	247	1,098

Earnings Before Cumulative Effect of a Change in Accounting Principle	342,179	203,364
Cumulative Effect of a Change in Accounting Principle, net of Taxes of $(8,303)	(13,260)	—

Net Earnings	$328,919	$203,364

Basic Earnings Per Share
Continuing Operations	$5.56	$3.30
Discontinued Operations	—	0.03
Cumulative Effect of a Change in Accounting Principle	(0.21)	—

	$5.35	$3.33

Diluted Earnings Per Share
Continuing Operations	$5.32	$3.19
Discontinued Operations	—	0.02
Cumulative Effect of a Change in Accounting Principle	(0.20)	—

	$5.12	$3.21

Average Shares Outstanding
Basic	61,480,825	61,021,424
Dilutive Securities:
Options	2,565,772	1,808,690
Other	187,908	539,670

Diluted	64,234,505	63,369,784

Cash Dividends Per Share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	September 30, 2003	March 31, 2003

Assets
Cash and Cash Equivalents	$89,514	$469,778
Restricted Cash	290,618	172,321
Receivables -
Residential Mortgage Loans Held for Investment, net	5,618,547	4,642,826
Residential Mortgage Loans Held for Sale	1,980,941	303,328
Construction Contracts	305,661	251,024
Trade, including Notes of $59,228 and $31,315	409,277	406,008
Inventories -
Housing Projects	3,947,876	3,306,655
Land Held for Development and Sale	91,292	106,057
Land Held Under Option Agreements Not Owned	296,586	—
Construction Products	52,375	58,254
Other	14,459	15,278
Investments -
Centex Development Company, L.P.	298,384	281,100
Joint Ventures and Other	132,888	102,277
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	666,061	681,165
Other Assets -
Deferred Income Taxes	70,226	52,929
Goodwill	304,957	304,780
Mortgage Securitization Residual Interest	102,514	108,102
Deferred Charges and Other, net	185,005	238,290
Assets of Discontinued Operations	5,777	110,364

	$14,862,958	$11,610,536

Liabilities and Stockholders’ Equity
Accounts Payable	$621,293	$630,118
Accrued Liabilities	1,035,432	1,028,211
Debt -
Centex	2,194,386	2,105,880
Financial Services	7,638,274	4,998,819
Payables to Affiliates	—	—
Liabilities of Discontinued Operations	—	19,435
Minority Interests	456,157	170,227
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 100,000,000 Shares; Outstanding 61,581,858 and 60,836,091 Shares, Respectively	15,793	15,483
Capital in Excess of Par Value	173,740	98,711
Unamortized Value of Deferred Compensation	(29,173)	(2,398)
Retained Earnings	2,828,097	2,597,078
Treasury Stock, at Cost; 1,588,948 and 1,096,844 Shares, Respectively	(81,506)	(45,037)
Accumulated Other Comprehensive Income (Loss)	10,465	(5,991)

Total Stockholders’ Equity	2,917,416	2,657,846

	$14,862,958	$11,610,536

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services

September 30, 2003	March 31, 2003	September 30, 2003	March 31, 2003

$78,497	$454,696	$11,017	$15,082
34,567	8,349	256,051	163,972

—	—	5,618,547	4,642,826
—	—	1,980,941	303,328
305,661	251,024	—	—
229,715	207,704	179,562	198,304

3,947,876	3,306,655	—	—
91,292	106,057	—	—
296,586	—	—	—
52,375	58,254	—	—
4,697	6,832	9,762	8,446

298,384	281,100	—	—
132,888	102,277	—	—
457,043	405,407	—	—
624,323	639,069	41,738	42,096

(32,687)	(36,534)	102,913	89,463
288,355	287,725	16,602	17,055
—	—	102,514	108,102
120,343	156,650	64,662	81,640
5,777	110,364	—	—

$6,935,692	$6,345,629	$8,384,309	$5,670,314

$597,460	$589,530	$23,833	$40,588
772,050	804,447	263,382	223,764

2,194,386	2,105,880	—	—
—	—	7,638,274	4,998,819
—	—	(55)	25,736
—	19,435	—	—
454,380	168,491	1,777	1,736
—	—	—	—

15,793	15,483	1	1
173,740	98,711	200,467	200,467
(29,173)	(2,398)	—	—
2,828,097	2,597,078	273,540	198,145
(81,506)	(45,037)	—	—
10,465	(5,991)	(16,910)	(18,942)

2,917,416	2,657,846	457,098	379,671

$6,935,692	$6,345,629	$8,384,309	$5,670,314

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	For the Six Months Ended September 30,

	2003	2002

Cash Flows — Operating Activities
Net Earnings	$328,919	$203,364
Adjustments-
Cumulative Effect of a Change in Accounting Principle	13,260	—
Depreciation, Depletion and Amortization	57,394	47,052
Provision for Losses on Residential Mortgage Loans Held for Investment	34,894	13,556
Deferred Income Tax (Benefit) Provision	(13,731)	29,118
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(18,276)	(3,202)
Equity in Earnings of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	11,321	11,562
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Increase in Restricted Cash	(111,000)	(21,000)
Increase in Receivables	(91,577)	(89,215)
Decrease in Residential Mortgage Loans Held for Sale	765,815	40,198
Increase in Housing Projects and Land Held for Development and Sale Inventories	(660,851)	(582,832)
Decrease (Increase) in Construction Products and Other Inventories	5,630	1,136
(Decrease) Increase in Accounts Payable and Accrued Liabilities	5,890	8,113
Decrease (Increase) in Other Assets, net	35,634	15,592
Increase (Decrease) in Payables to Affiliates	—	—
Other	8,238	2,971

	371,560	(323,587)

Cash Flows — Investing Activities
Increase in Residential Mortgage Loans Held for Investment	(1,010,615)	(574,669)
Increase in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	(8,022)	(32,588)
Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(21,474)	(48,083)
Discontinued Operations	(7,808)	(831)
Harwood Street Funding I, LLC Cash Consolidated	18,000	—

	(1,029,919)	(656,171)

Cash Flows — Financing Activities
Increase in Short-Term Debt, net	(426,394)	532,896
Centex
Issuance of Long-Term Debt	7,193	255,638
Repayment of Long-Term Debt	(58,437)	(107,582)
Financial Services
Issuance of Long-Term Debt	3,292,866	620,723
Repayment of Long-Term Debt	(2,546,765)	(454,946)
Proceeds from Stock Option Exercises	48,756	9,439
Treasury Stock, net	(34,184)	(28,936)
Dividends Paid	(4,940)	(4,887)

	278,095	822,345

Net Decrease in Cash and Cash Equivalents	(380,264)	(157,413)
Cash and Cash Equivalents at Beginning of Period	469,778	218,869

Cash and Cash Equivalents at End of Period	$89,514	$61,456

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services

For the Six Months Ended September 30,		For the Six Months Ended September 30,

2003	2002	2003	2002

$328,919	$203,364	$75,395	$67,128

—	—	13,260	—
48,744	38,682	8,650	8,370
—	—	34,894	13,556
(7,405)	29,118	(6,326)	(9,963)

(18,276)	(3,202)	—	—
(75,395)	(67,128)	—	—
11,321	11,562	—	—

(26,218)	(880)	(84,782)	(20,120)
(76,648)	(51,035)	(14,929)	(38,180)
—	—	765,815	40,198

(660,851)	(582,832)	—	—
6,946	1,118	(1,316)	18
(37,883)	(39,306)	27,152	52,684
30,300	12,850	5,334	(2,700)
—	—	(7,138)	(69,067)
8,197	3,159	41	(188)

(468,249)	(444,530)	816,050	41,736

—	—	(1,010,615)	(574,669)
(8,022)	(32,588)	—	—
23,759	110,322	—	—
(14,017)	(47,154)	(7,457)	(7,044)
(7,808)	(831)	—	—
—	—	18,000	—

(6,088)	29,749	(1,000,072)	(581,713)

139,750	137,992	(566,144)	394,904

7,193	255,638	—	—
(58,437)	(107,582)	—	—
—	—	3,292,866	620,723
—	—	(2,546,765)	(454,946)
48,756	9,439	—	—
(34,184)	(28,936)	—	—
(4,940)	(4,887)	—	(25,000)

98,138	261,664	179,957	535,681

(376,199)	(153,117)	(4,065)	(4,296)
454,696	191,744	15,082	27,125

$78,497	$38,627	$11,017	$22,829

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
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

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Cash Paid for Interest	$100,202	$87,978	$171,393	$155,696

Net Cash Paid for Taxes	$125,706	$45,151	$171,868	$82,282

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. The Company capitalizes a portion of interest incurred as a component of housing projects’ inventory cost. The relief of capitalized interest is included in Home Building’s costs and expenses. Capitalized interest relieved was $14.7 million and $10.5 million for the three months ended September 30, 2003 and 2002, respectively, and $27.9 million and $18.8 million for the six months ended September 30, 2003 and 2002, respectively. Interest expense related to segments other than Financial Services and Home Building is included as a separate line item in the Statements of Consolidated Earnings.

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Total Interest Incurred	$95,551	$80,663	$183,858	$159,195
Less — Interest Capitalized	(20,204)	(18,447)	(40,519)	(36,998)
Financial Services Interest Expense	(57,944)	(45,687)	(108,972)	(90,334)

Interest Expense, net	$17,403	$16,529	$34,367	$31,863

     Effective July 1, 2003 the Company consolidated Harwood Street Funding I, LLC (“HSF-I”) pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). As of July 1, 2003, assets and liabilities consolidated were as follows:

Cash and Cash Equivalents	$18,000
Residential Mortgage Loans Held for Sale	2,443,428
Other Assets	(36,100)
Accounts Payable	20,910
Financial Services Debt	(2,459,498)

Cumulative Effect of a Change in Accounting Principle	$(13,260)

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

     In May 2003, the Company granted approximately 1.4 million options to employees. The fair value of such options is $35.1 million, as calculated under the Black-Scholes option-pricing model, which will be recognized as compensation expense over the vesting period. Compensation expense of $2.9 million and $5.8 million, respectively, related to these stock options was recognized during the three and six month periods ended September 30, 2003.

     The following pro forma information reflects the Company’s net earnings and earnings per share had compensation cost for all stock option plans and other equity-based compensation programs been determined based upon the fair value at the date of grant for awards outstanding during the three and six month periods ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123.

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net Earnings — as Reported	$186,129	$115,609	$328,919	$203,364
Stock-Based Employee Compensation Included in Reported Net Income, net of Related Tax Effects	3,612	1,058	7,197	2,115
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(8,151)	(6,559)	(16,340)	(13,355)

Pro Forma Net Earnings	$181,590	$110,108	$319,776	$192,124

Earnings Per Share:
Basic — as Reported	$3.02	$1.90	$5.35	$3.33
Basic — Pro Forma	$2.94	$1.81	$5.20	$3.15
Diluted — as Reported	$2.88	$1.83	$5.12	$3.21
Diluted — Pro Forma	$2.81	$1.76	$4.97	$3.03

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in	Value of		Treasury	Other
			Excess of	Deferred	Retained	Stock	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	(Loss) Income	Total

Balance, March 31, 2003	60,836	$15,483	$98,711	$(2,398)	$2,597,078	$(45,037)	$(5,991)	$2,657,846
Issuance of Stock Compensation	64	16	32,038	(32,054)	—	—	—	—
Stock Compensation Expense	—	—	5,799	5,279	—	—	—	11,078
Exercise of Stock, Options, Including Tax Benefits	775	194	35,192	—	—	—	—	35,386
Cash Dividends	—	—	—	—	(4,940)	—	—	(4,940)
Purchases of Common Stock for Treasury	(493)	—	—	—	—	(36,469)	—	(36,469)
Exercise of Convertible Debenture	400	100	2,000	—	—	—	—	2,100
Cavco Spin-off	—	—	—	—	(92,960)	—	—	(92,960)
Net Earnings	—	—	—	—	328,919	—	—	328,919
Unrealized Gain on Hedging Instruments	—	—	—	—	—	—	3,171	3,171
Foreign Currency Translation Adjustments	—	—	—	—	—	—	13,279	13,279
Other Comprehensive Income Items	—	—	—	—	—	—	6	6

Balance, September 30, 2003	61,582	$15,793	$173,740	$(29,173)	$2,828,097	$(81,506)	$10,465	$2,917,416

(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment by Centex Home Equity Company, LLC, including real estate owned, consisted of the following:

	September 30, 2003	March 31, 2003

Residential Mortgage Loans Held for Investment	$5,660,923	$4,671,210
Allowance for Losses on Residential Mortgage Loans Held for Investment	(42,376)	(28,384)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$5,618,547	$4,642,826

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Balance at Beginning of Period	$34,061	$17,320	$28,384	$14,106
Provision for Losses	19,132	7,670	34,894	13,556
Recoveries on Loans Charged Off	20	33	96	51
Losses Sustained	(10,837)	(3,880)	(20,998)	(6,570)

Balance at End of Period	$42,376	$21,143	$42,376	$21,143

	September 30,

	2003	2002

Allowance as a Percentage of Gross Loans Held for Investment	0.75%	0.55%
Allowance as a Percentage of 90+ Days Contractual Delinquency	28.18%	20.76%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$150,376	$101,863
% Delinquent	2.66%	2.64%

(F) GOODWILL

     A summary of changes in goodwill by segment for the six months ended September 30, 2003 is presented below:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2003	$123,011	$17,055	$40,290	$1,007	$123,417	$304,780
Other, net	—	(453)	—	—	630	177

Balance as of September 30, 2003	$123,011	$16,602	$40,290	$1,007	$124,047	$304,957

     Goodwill for the Other segment at September 30, 2003 includes $73.2 million related to the Company’s home services operations and $50.8 million related to the Company’s investment in Construction Products. Included in Assets of Discontinued Operations at March 31, 2003 is $67.3 million of goodwill related to manufactured housing.

(G) INDEBTEDNESS

Short-term Debt

     Balances of short-term debt were:

	September 30, 2003				March 31, 2003

			Financial					Financial
	Centex		Services		Centex			Services

Financial Institutions	$—		$949,752	(1)	$25,257	(2)		$283,146
Commercial Paper	165,000		—		—			—
Secured Liquidity Notes	—		1,552,831	(3)	—			559,083	(4)
Other	7		—		—			—

	$165,007		$2,502,583		$25,257			$842,229

Consolidated Short-term Debt		$2,667,590					$867,486

(1)	Approximately $650 million relates to Harwood Street Funding I, LLC.

(2)	Debt relates entirely to Construction Products.

(3)	Debt relates to Harwood Street Funding I, LLC and Harwood Street Funding II, LLC.

(4)	Debt relates entirely to Harwood Street Funding II, LLC.

     The Company borrows on a short-term basis from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rates of balances outstanding at September 30, 2003 and March 31, 2003 were 1.2% and 1.6%, respectively.

Long-term Debt

     Balances of long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at September 30, 2003 and March 31, 2003 were:

	September 30, 2003		March 31, 2003

Centex
Medium-term Note Programs, due through 2006	$258,000	4.67%	$281,000	4.79%
Long-term Notes, due through 2012	1,508,224	7.05%	1,508,116	7.05%
Other Indebtedness, due through 2008	63,509	2.76%	91,919	2.81%
Subordinated Debt:
Subordinated Debentures, due in 2005	99,918	7.38%	99,894	7.38%
Subordinated Debentures, due in 2007	99,728	8.75%	99,694	8.75%

	2,029,379		2,080,623

Financial Services
Centex Home Equity Company, LLC Asset-Backed Certificates, due through 2033	4,921,691	3.13%	4,081,590	3.67%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2006	139,000	3.27%	—	—
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2008	75,000	3.25%	75,000	3.38%

	5,135,691		4,156,590

Total	$7,165,070		$6,237,213

     The weighted-average interest rates for long-term debt during the six months ended September 30, 2003 and 2002 were:

	For the Six Months
	Ended September 30,

	2003	2002

Centex
Medium-term Note Programs	5.32%	5.28%
Long-term Notes	7.04%	8.08%
Other Indebtedness	2.50%	3.41%
Subordinated Debentures	8.05%	8.05%
Financial Services
Centex Home Equity Company, LLC Long-Term Debt(1)	3.69%	4.79%
CTX Mortgage Company, LLC Long-Term Debt(2)	2.92%	—

(1)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(2)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total

2004	$1,538	$693,336	$694,874
2005	32,593	1,340,026	1,372,619
2006	372,735	984,684	1,357,419
2007	290,448	1,036,595	1,327,043
2008	358,840	555,371	914,211
Thereafter	973,225	525,679	1,498,904

	$2,029,379	$5,135,691	$7,165,070

     Financial Services long-term debt associated with Centex Home Equity Company, LLC related to securitized residential mortgage loans structured as collateralized borrowings includes Asset-Backed Certificates of $4.9 billion at September 30, 2003. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC (“Home Equity”) or Centex Corporation; however, Home Equity remains liable for customary loan representations. The principal and interest on these notes are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal.

     Financial Services long-term debt associated with CTX Mortgage Company, LLC is comprised of Variable Rate Subordinated Extendable Certificates issued by HSF-I. HSF-I is a variable interest entity for which the Company is the primary beneficiary pursuant to FIN 46. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. The amount outstanding related to these certificates was $139.0 million at September 30, 2003. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. The holders of this debt have no recourse for non-payment to CTX Mortgage Company, LLC or Centex Corporation and the consolidation of this debt does not change the Company’s credit profile or debt ratings.

     Under the Company’s debt covenants, Centex is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2003, the Company was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of September 30, 2003 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000	129,283	(2)
Construction Products Senior Revolving Credit Facility	155,000	118,317	(3)

	1,205,000	1,047,600

Financial Services
Unsecured Credit Facility	125,000	71,100	(4)
Secured Credit Facilities	715,000	468,987	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,444,821
Harwood Street Funding II, LLC Facility	1,500,000	638,669

	5,340,000	2,623,577

	$6,545,000	$3,671,177	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of September 30, 2003, there were no borrowings under this backup facility, and the Company’s $700 million commercial paper program had $165 million outstanding. There have been no borrowings under this facility since inception.

(2)	This is a committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit issued under this facility may expire no later than August 2005.

(3)	This is a committed, senior revolving credit facility, maturing in March 2006. This facility was entered into by Construction Products and has no recourse to Centex Corporation.

(4)	Centex Corporation, CTX Mortgage Company, LLC (“CTX Mortgage”) and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(5)	CTX Mortgage and Home Equity share in a $550 million committed secured credit facility to finance mortgage inventory. Effective October 2003, this facility and available capacity were reduced to $250 million. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(6)	The amount of available borrowing capacity includes $3.6 billion of committed borrowings and $71.1 million of uncommitted borrowings as of September 30, 2003. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lenders under this facility would elect to make advances to the Company or its subsidiaries if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     CTX Mortgage finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to HSF-I, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage has sold substantially all of the conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) short-term secured liquidity notes that are currently rated A1+ by Standard & Poor’s (“S & P”) and P-1 by Moody’s Investors Service (“Moody’s”), (2) medium-term debt that is currently rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are currently rated BBB by S&P and Baa2 by Moody’s. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At September 30, 2003, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $3.0 billion. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. Prior to the implementation of FIN 46, HSF-I was not consolidated in the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. This cumulative effect of a change in accounting principle primarily represents the deferral of servicing released premium income offset to a lesser extent by the deferral of certain loan origination costs, which will be recognized as loans are sold into the secondary market. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt of approximately $1.6 billion at September 30, 2003. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003, are reflected in the Company’s financial statements. HSF-I’s debt does not have recourse to the Company, and the consolidation of this debt did not change the Company’s credit profile or debt ratings. Because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003 are eliminated in consolidation.

     HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. These termination events primarily relate to events of default under, or other failure to comply with, the provisions, including loan portfolio limitations, of the agreements that govern the mortgage loan warehouse program but also include a downgrade in Centex Corporation’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it would draw on existing credit facilities currently held in addition to HSF-I. In addition, it would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

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

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, the Company has entered into a separate swap arrangement with the bank pursuant to which the Company has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to the Company all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap. See additional discussion of interest rate risks in Note (N), “Derivatives and Hedging.” Financial Services executes the forward sales of CTX Mortgage’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets most of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur. As noted above, because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003, including those related to the Harwood Swap, are eliminated in consolidation.

     The Company does not guarantee the payment of any debt or subordinated extendable certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. CTX Mortgage’s obligation to repurchase such loans is guaranteed by Centex Corporation. CTX Mortgage records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and HSF-I together sold $5.16 billion and $9.59 billion of mortgage loans to investors during the three and six months ended September 30, 2003, respectively. CTX Mortgage Company, LLC sold $3.39 billion and $5.91 billion of mortgage loans to HSF-I and other investors during the three and six months ended September 30, 2002, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $70.1 million and $69.6 million for the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, gains on the sale of mortgage loans were $157.3 million and $121.5 million, respectively.

Centex Home Equity Company, LLC and Harwood Street Funding II, LLC

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s borrowing capacity of $1.5 billion. HSF-II obtains funds through the sale of subordinated notes that are currently rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are currently rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

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

     The Partnership is authorized to issue three classes of limited partnership interest. The Company indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex Corporation hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex Corporation.

     As holder of the Class A and Class C Units, the Company is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of September 30, 2003, these adjusted capital contributions, or Unrecovered Capital, were $243.9 million and preference payments in arrears totaled $52.9 million.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex Corporation through a nominee arrangement and trades with the common stock of Centex Corporation. The stockholders of Centex Corporation elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of the Company. Thus, through Holding, the stockholders of Centex Corporation control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, at September 30, 2003, the Company accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments. The Company’s accounting for its investment in the Partnership may be impacted by FIN 46. Management is in the process of evaluating the applicability of FIN 46 and the related accounting for this investment.

     Supplementary condensed combined financial statements for Centex Corporation and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	September 30,	March 31,
	2003	2003

Assets
Cash and Cash Equivalents	$113,101	$474,891
Restricted Cash	290,618	172,321
Receivables	8,355,063	5,633,905
Inventories	4,945,739	3,982,880
Investments in Joint Ventures and Other	136,910	106,250
Assets Held for Sale and Discontinued Operations	7,765	165,860
Property and Equipment, net	668,205	683,473
Other Assets	714,944	750,585

	$15,232,345	$11,970,165

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,815,116	$1,794,261
Liabilities Related to Assets Held for Sale and Discontinued Operations	1,113	65,643
Short-term Debt	2,860,074	1,027,182
Long-term Debt	7,182,499	6,255,016
Minority Stockholders’ Interest	456,127	170,217
Stockholders’ Equity	2,917,416	2,657,846

	$15,232,345	$11,970,165

Supplementary Condensed Combined Statements of Earnings of Centex Corporation and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Six Months
	Ended September 30,

	2003	2002

Revenues	$5,089,361	$4,017,111
Costs and Expenses	4,592,140	3,729,340
Earnings from Unconsolidated Entities	737	30

Earnings Before Income Taxes	497,958	287,801
Income Taxes	165,240	86,814

Earnings from Continuing Operations	332,718	200,987
Earnings from Discontinued Operations	9,461	2,377

Earnings Before Cumulative Effect of a Change in Accounting Principle	342,179	203,364
Cumulative Effect of a Change in Accounting Principle	(13,260)	—

Net Earnings	328,919	203,364
Other Comprehensive Income	16,456	4,228

Comprehensive Income	$345,375	$207,592

(I) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These joint ventures are typically large in nature, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $132.9 million and $102.3 million at September 30, 2003 and March 31, 2003, respectively. These joint ventures had total outstanding secured construction debt of approximately $231.1 million and $232.5 million at September 30, 2003 and March 31, 2003, respectively. The Company’s maximum potential liability with respect to this debt, based on its ownership percentage of the related joint ventures, is approximately $58.8 million and $56.4 million at September 30, 2003 and March 31, 2003, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At September 30, 2003 and March 31, 2003, the Company was not liable for any of this debt. The Company believes that these joint ventures are not variable interest entities for purposes of FIN 46; therefore, management does not believe that FIN 46 will have a material impact on the Company’s accounting for these investments.

     In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, building sales, commercial construction and mortgage loan originations. The Company believes that it has established the necessary accruals for these representations, warranties and guarantees. See further discussion of our warranty liability below.

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

     Changes in Centex Homes’ contractual warranty liability during the six months ended September 30, 2003 are as follows:

	For the Three Months	For the Six Months
	Ended September 30, 2003	Ended September 30, 2003

Balance at Beginning of Period	$16,133	$16,125
Warranties Issued	4,109	8,003
Settlements Made	(4,865)	(9,202)
Changes in Liability of Pre-Existing Warranties, Including Expirations	165	616

Balance at End of Period	$15,542	$15,542

     CTX Mortgage has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage’s mortgage loan origination reserve for the three and six months ended September 30, 2003 are as follows:

	For the Three Months	For the Six Months
	Ended September 30, 2003	Ended September 30, 2003

Balance at Beginning of Period	$29,177	$28,594
Provision for Losses	900	1,837
Settlements	(994)	(1,348)

Balance at End of Period	$29,083	$29,083

(J) LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties and with the Partnership, as discussed in Note (O), “Related Party Transactions,” below. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options, which do not contain performance requirements from the Company nor obligate the Company to purchase the land, expire at various dates through the year 2010.

     The Company has evaluated lot option agreements entered into after January 31, 2003 under the provisions of FIN 46. The Company does not have legal title to the optioned land; however, under FIN 46, if the option agreements are entered into with entities that qualify as variable interest entities and if the Company qualifies as the primary beneficiary of those entities, the Company must consolidate such entities. The Company has determined that it is the primary beneficiary of several such agreements at September 30, 2003. As a result, the Company recorded $268.3 million of land as inventory under the caption Land Held Under Option Agreements Not Owned, with a corresponding increase to Minority Interests. In addition, the Company reclassified $28.3 million of deposits related to these options, previously included in Land Held for Development and Sale, to Land Held Under Option Agreements Not Owned.

     The Company also has option agreements entered into before February 1, 2003. These agreements must be evaluated for consolidation under FIN 46 as of December 31, 2003. Management is in the process of determining the impact of FIN 46 on these lot option agreements on the Company’s results of operations and financial position.

     At September 30, 2003, the Company had deposited or invested with third parties $70.5 million (excluding the $28.3 million of deposits discussed above) related to lot option agreements. The lot option agreements related to these deposits had a total remaining purchase price of approximately $2.8 billion.

(K) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and six months ended September 30, 2003 and 2002 is presented below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net Earnings	$186,129	$115,609	$328,919	$203,364
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	4,423	(4,991)	3,171	(11,942)
Foreign Currency Translation Adjustments	2,559	3,632	13,279	17,608
Other	4	(504)	6	(1,438)

Comprehensive Income	$193,115	$113,746	$345,375	$207,592

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

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $298.4 million as of September 30, 2003) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes.

Financial Services

     Financial Services’ mortgage operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $139.8 million and $85.6 million for the three months and $246.5 million and $166.4 million for the six months ended September 30, 2003 and 2002, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 64.6% of Centex Construction Products, Inc. at September 30, 2003 and 65.2% at September 30, 2002. Construction Products’ results are shown before minority interest in the tables presented below.

     On July 21, 2003, the Company announced the planned tax-free spin-off of its entire equity interest in Centex Construction Products, Inc. The spin-off is contingent upon approval by the Centex Construction Products, Inc. shareholders, approval by the Internal Revenue Service of the tax-free nature of the spin-off and other conditions. The Company anticipates that the spin-off will be concluded in early 2004.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.0 million and $1.2 million for the three months and $2.4 million and $2.8 million for the six months ended September 30, 2003 and 2002, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Under the equity method of accounting for investments, Investment Real Estate also records as earnings from unconsolidated entities any income or loss from its investment in the Partnership, including the International Home Building business located in the United Kingdom. It is not currently anticipated that any significant capital will be allocated to Investment Real Estate for new business development. Through its investment in the Partnership, Investment Real Estate will focus on the International Home Building operations and evaluate opportunistic real estate transactions.

Other

     The Company’s Other segment includes Corporate general and administrative expenses, interest expense and minority interest. Also included in the Other segment are the Company’s home services operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off substantially all of its manufactured housing operations, which had previously been included in the Other segment. All remaining manufactured housing operations and related assets are reflected as a discontinued operation and not included in the segment information below. Earnings related to the operations that were spun off have been reclassified to discontinued operations.

     The following are included in Other in the tables below (dollars in millions):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Operating Loss from Home Services	$(1.1)	$(1.0)	$(2.4)	$(2.6)
Corporate General and Administrative Expenses	(22.5)	(14.4)	(41.7)	(27.1)
Interest Expense	(17.4)	(16.5)	(34.4)	(31.9)
Minority Interest	(10.1)	(8.5)	(17.6)	(17.4)
Other	0.3	(0.2)	—	(0.8)

	$(50.8)	$(40.6)	$(96.1)	$(79.8)

	For the Three Months Ended September 30, 2003
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$1,709.1	$290.6	$154.8		$386.6	$22.7	$19.3	$2,583.1
Cost of Sales	(1,259.8)	(57.9)	(122.8)		(366.7)	(0.1)	(9.4)	(1,816.7)
Selling, General and Administrative Expenses	(244.9)	(156.2)	(2.4	)+	(15.3)	(3.9)	(60.7)	(483.4)
Earnings from Unconsolidated Entities	1.4	—	—		—	13.7	—	15.1

Earnings (Loss) from Continuing Operations Before Income Tax	$205.8	$76.5	$29.6	*	$4.6	$32.4	$(50.8)	$298.1

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $6.5 million are classified as Cost of Sales.

*	Before Minority Interest

	For the Three Months Ended September 30, 2002
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$1,282.3	$204.8	$136.0		$391.7	$3.0	$26.3	$2,044.1
Cost of Sales	(960.8)	(45.7)	(107.9)		(366.2)	0.4	(10.3)	(1,490.5)
Selling, General and Administrative Expenses	(194.1)	(122.5)	(1.4	)+	(16.3)	(1.9)	(56.6)	(392.8)
Earnings (Loss) from Unconsolidated Entities	(0.8)	—	—		—	4.4	—	3.6

Earnings (Loss) from Continuing Operations Before Income Tax	$126.6	$36.6	$26.7	*	$9.2	$5.9	$(40.6)	$164.4

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $6.5 million are classified as Cost of Sales.

*	Before Minority Interest

	For the Six Months Ended September 30, 2003
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$3,213.6	$557.4	$298.9		$762.4	$25.4	$42.1	$4,899.8
Cost of Sales	(2,387.2)	(109.0)	(242.5)		(723.5)	(1.0)	(18.8)	(3,482.0)
Selling, General and Administrative Expenses	(466.6)	(306.3)	(3.9	)+	(29.7)	(4.9)	(119.4)	(930.8)
Earnings from Unconsolidated Entities	2.6	—	—		—	17.6	—	20.2

Earnings (Loss) from Continuing Operations Before Income Tax	$362.4	$142.1	$52.5	*	$9.2	$37.1	$(96.1)	$507.2

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $13.0 million are classified as Cost of Sales.

*	Before Minority Interest

	For the Six Months Ended September 30, 2002
	(Dollars in millions)

	Home	Financial	Construction		Construction	Investment
	Building	Services	Products		Services	Real Estate	Other	Total

Revenues	$2,387.8	$385.4	$264.8		$752.5	$9.6	$55.4	$3,855.5
Cost of Sales	(1,784.4)	(90.3)	(207.5)		(701.6)	—	(21.8)	(2,805.6)
Selling, General and Administrative Expenses	(375.9)	(234.2)	(2.8	)+	(33.6)	(4.0)	(113.4)	(763.9)
Earnings (Loss) from Unconsolidated Entities	(0.6)	—	—		—	3.7	—	3.1

Earnings (Loss) from Continuing Operations Before Income Tax	$226.9	$60.9	$54.5	*	$17.3	$9.3	$(79.8)	$289.1

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $12.5 million are classified as Cost of Sales.

*	Before Minority Interest

(M) INCOME TAXES

     Income tax expense, excluding taxes related to cumulative effect of a change in accounting principle, for the Company increased from $49.4 million to $98.5 million and the effective tax rate increased from approximately 30.0% to 33.0% for the three months ended September 30, 2002 and 2003, respectively. Income tax expense, excluding taxes related to cumulative effect of a change in accounting principle, also increased from $86.8 million to $165.2 million and the effective tax rate increased from approximately 30.0% to 32.6% for the six months ended September 30, 2002 and 2003, respectively. The increase in the effective tax rate is primarily the result of the expected decrease in the availability of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003.

(N) DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements, designated as cash flow hedges. The swap agreements are recorded at their fair value in Other Assets or Accrued Liabilities in the consolidated balance sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through Other Comprehensive (Loss) Income. Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts are insignificant.

     At September 30, 2003, Centex Corporation has an interest rate swap agreement that, in effect, fixes the variable interest rate on $25.0 million of its outstanding debt at 6.7% and expires in October 2005. During the three and six months ended September 30, 2003, the hedge related to this derivative was effective. Amounts to be received or paid under the swap agreement are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Income at September 30, 2003 related to this derivative, the Company estimates increases in interest incurred over the next 12 months to be approximately $1.4 million. As of September 30, 2003, the balance in Accumulated Other Comprehensive Income related to this derivative was $2.8 million ($1.8 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. At September 30, 2003, Home Equity had $120.0 million of these interest rate swap hedging instruments in place at a weighted-average interest rate of 3.5%. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive (Loss) Income and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these interest rate swap agreements are recognized as adjustments to interest incurred on the related debt instrument. At September 30, 2003, Home Equity was hedging $1.55 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 2.1%. These swaps expire at varying times through September 2006. Based on the balance in Accumulated Other Comprehensive Income at September 30, 2003 related to interest rate hedging activities, the Company estimates increases in interest incurred over the next 12 months to be approximately $7.7 million. During the three and six months ended September 30, 2003, the hedges related to all of Home Equity’s interest rate swaps were effective. As of September 30, 2003, the balance in Accumulated Other Comprehensive Income related to Home Equity’s derivatives was $10.6 million ($6.9 million net of tax).

     Financial Services, through CTX Mortgage, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the fair value of the IRLCs is recorded on the balance sheet in Other Assets or Accrued Liabilities. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage executes mandatory forward trade commitments (i.e., “forward trade commitments”). CTX Mortgage also executes forward trade commitments to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. As discussed in Note “G”, HSF-I is a variable interest entity that has been consolidated with Financial Services and the Company effective July 1, 2003, pursuant to FIN 46. In connection with the consolidation of HSF-I, CTX Mortgage elected as of July 1, 2003 to utilize hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) for these forward trade commitments. These forward trade commitments have been designated as fair value hedges. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans hedged by these commitments are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings during the quarter ended September 30, 2003 was approximately an $8 million gain. The net change in the estimated fair value of derivative positions not designated as hedges resulted in a loss of approximately $4 million and $13 million for the three and six months ended September 30, 2003.

(O) RELATED PARTY TRANSACTIONS

     At September 30, 2003 and March 31, 2003, Centex Homes had $6.2 million and $7.2 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three months ended September 30, 2003 and 2002, Centex Homes paid $0.7 million and $0.2 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $1.6 million and $3.0 million, respectively, for the purchase of residential lots. During the six months ended September 30, 2003 and 2002, Centex Homes paid $1.1 million and $1.6 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $13.6 million and $24.1 million, respectively, for the purchase of residential lots. Centex Homes expects to pay an additional $19.0 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has historically executed construction contracts with the Partnership. At March 31, 2003, contracts for the construction of two industrial facilities were completed and no additional contracts were outstanding. At September 30, 2003, a $10.6 million contract for the construction of an office building had been executed with the Partnership and was outstanding. During the three months ended September 30, 2003 and 2002, the Partnership paid $0.5 million and $1.2 million, respectively, to Construction Services pursuant to these contracts. During the six months ended September 30, 2003 and 2002, the Partnership paid $0.5 million and $4.7 million, respectively, to Construction Services pursuant to these contracts.

     During the six months ended September 30, 2003, the Partnership issued 2,812 Class C Units to Centex Homes in exchange for land with a fair market value of $2.8 million.

     During the six months ended September 30, 2003, a subsidiary of the Partnership entered into a lease agreement (the “Lease”) with a Company subsidiary for 160,000 square feet of office space currently under construction in Lewisville, Texas. The Lease is for a ten-year primary term commencing upon the date that the premises is ready for occupancy.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately for certain disclosure requirements and to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after December 15, 2003. At September 30, 2003, the Company has interests in the Partnership, HSF-I, land option agreements and certain joint ventures that are or may be affected by this interpretation. Variable interest entities owned or acquired before February 1, 2003 are: the Partnership, HSF-I, certain land option agreements and joint ventures. The Company has completed its analysis of FIN 46 effects on HSF-I, see Note (G), “Indebtedness.” The Company continues to evaluate the impacts of FIN 46 on the Partnership, land option agreements and joint ventures entered into prior to February 1, 2003. In accordance with FIN 46, the nature of these entities’ operations, the Company’s potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

The Partnership	Financial statements filed with this Report
Note (H), “Centex Development Company, L.P.”
HSF-I	Note (G), “Indebtedness”
Land Option Agreements	Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits”
Joint Ventures	Note (I), “Commitments and Contingencies”

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued Statement Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

(Q) OFF-BALANCE SHEET OBLIGATIONS

     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (H), “Centex Development Company, L.P.,” Note (I), “Commitments and Contingencies,” and Note (J), “Land Held Under Option Agreements Not Owned and Other Land Deposits.”

(R) SPIN-OFF OF MANUFACTURED HOUSING

     In June 2003, the Company spun off substantially all of its manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, the manufactured housing operations’ earnings have been reclassified to discontinued operations in the statements of consolidated earnings, and any assets or liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets. All prior period information related to these discontinued operations has been reclassified to be consistent with the September 30, 2003 presentation. All assets related to these discontinued operations that remain with the Company at September 30, 2003 are in the process of being sold and/or disposed. For the three months ended September 30, 2003 and 2002, discontinued operations had revenues of $6.2 million and $36.1 million, respectively, and operating earnings (loss) of $(322) thousand and $943 thousand, respectively. For the six months ended September 30, 2003 and 2002, discontinued operations had revenues of $45.7 million and $69.0 million, respectively, and operating earnings of $380 thousand and $1.7 million, respectively.

(S) SUBSEQUENT EVENTS

     On October 6, 2003, the Company issued $300 million of unsecured senior notes maturing in 2013. The notes bear interest at 5.125% per annum. The first interest installment is payable on April 1, 2004 with regular interest payments scheduled semi-annually in April and October.

(T) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the September 30, 2003 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended September 30, 2003, our consolidated revenues were $2.58 billion, a 26.5% increase over $2.04 billion for the same period last year. Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle were $298.1 million, 81.3% higher than $164.4 million for the same period last year. For the six months ended September 30, 2003, our consolidated revenues were $4.90 billion, a 26.9% increase over $3.86 billion for the same period last year. Earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle were $507.2 million, 75.4% higher than $289.1 million for the same period last year. The changes in our revenues and earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle are explained below by segment. The principal reasons for the increases in consolidated revenues and income from continuing operations before income taxes and cumulative effect of a change in accounting principle are the continued growth of our Home Building operations, continued growth in Home Equity’s servicing portfolio and a substantial increase in CTX Mortgage’s refinancing activity as compared to the prior year.

     Earnings from continuing operations before cumulative effect of a change in accounting principle for the three months ended September 30, 2003 were $199.6 million, 73.6% higher than $115.0 million for the same period last year. Earnings from continuing operations before cumulative effect of a change in accounting principle for the six months ended September 30, 2003 were $341.9 million, 69.0% higher than $202.3 million for the same period last year. The increase in earnings from continuing operations before cumulative effect of a change in accounting principle is less than the increase in earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle due to an increase in our effective tax rate. Our effective tax rate related to continuing operations increased to 33.0% and 32.6% for the three months and six months ended September 30, 2003 from 30.0% for the same periods last year. The increase in the effective tax rate is primarily the result of the expected decrease in the availability of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003.

     Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the three and six months ended September 30, 2003 compared to the same periods last year (dollars in millions, except per unit data):

	For the Three Months Ended September 30,

	2003		2002

		% of Revenues		% of Revenues
Revenues — Housing	$1,687.8	98.8%	$1,262.7	98.5%
Revenues — Land Sales and Other	21.3	1.2%	19.6	1.5%
Cost of Sales — Housing	(1,229.4)	(71.9%)	(941.6)	(73.4%)
Cost of Sales — Land Sales and Other	(30.4)	(1.8%)	(19.2)	(1.5%)
Selling, General and Administrative Expenses	(244.9)	(14.3%)	(194.1)	(15.1%)
Earnings (Loss) from Unconsolidated Entities	1.4	—	(0.8)	(0.1%)

Operating Earnings	$205.8	12.0%	$126.6	9.9%

		% Change		% Change
Units Closed	6,906	19.3%	5,788	6.8%
Average Unit Sales Price	$244,393	12.0%	$218,167	1.9%
Operating Earnings Per Unit	$29,805	36.3%	$21,873	3.6%
Backlog Units	15,244	20.8%	12,619	26.5%
Ending Operating Neighborhoods	561	5.8%	530	9.3%

	For the Six Months Ended September 30,

	2003		2002

		% of Revenues		% of Revenues
Revenues — Housing	$3,165.2	98.5%	$2,330.8	97.6%
Revenues — Land Sales and Other	48.4	1.5%	57.0	2.4%
Cost of Sales — Housing	(2,331.9)	(72.6%)	(1,740.1)	(72.9%)
Cost of Sales — Land Sales and Other	(55.3)	(1.7%)	(44.3)	(1.9%)
Selling, General and Administrative Expenses	(466.6)	(14.5%)	(375.9)	(15.7%)
Earnings (Loss) from Unconsolidated Entities	2.6	0.1%	(0.6)	—

Operating Earnings	$362.4	11.3%	$226.9	9.5%

		% Change		% Change
Units Closed	13,255	22.9%	10,783	5.0%
Average Unit Sales Price	$238,792	10.5%	$216,156	1.7%
Operating Earnings Per Unit	$27,344	30.0%	$21,039	6.2%
Backlog Units	15,244	20.8%	12,619	26.5%
Ending Operating Neighborhoods	561	5.8%	530	9.3%

     Revenues for the three and six months ended September 30, 2003 increased 33.3% and 34.6%, respectively, versus the same periods last year primarily due to an increase in units closed and higher unit sales prices. Units closed during the three months ended September 30, 2003 increased 19.3% from 5,788 units to 6,906 units, and the average unit sales price increased 12.0% from $218,167 to $244,393. Units closed during the six months ended September 30, 2003 increased 22.9% from 10,783 units to 13,255 units, and the average unit sales price increased 10.5% from $216,156 to $238,792. The increase in units closed was due to a higher number of operating neighborhoods in the current year coupled with an increase in units closed per neighborhood versus last year. The increase in the unit sales price was due to general price increases, a shift at the neighborhood level to a higher priced product, and the California markets, which generally have higher unit prices, making up a greater percentage of total closings as compared to last year.

     The relief of capitalized interest is included in Home Building’s cost of sales. Capitalized interest relieved was $14.7 million and $10.5 million for the three months ended September 30, 2003 and 2002, respectively, and $27.9 million and $18.8 million for the six months ended September 30, 2003 and 2002, respectively.

     Housing margin, defined as housing revenues less housing cost of sales, was 27.2% and 26.3% of housing revenues for the three and six months ended September 30, 2003, respectively, compared to 25.4% and 25.3% of housing revenues for the same periods last year. The increase in housing margin for the three months ended September 30, 2003 can be attributed to the average unit sales price increase of 12.0%, as noted above, combined with Home Building’s continued focus on reducing construction costs and increasing productivity.

     Selling, general and administrative expenses for the three months ended September 30, 2003 were $244.9 million, or 14.3% of revenues, as compared to the $194.1 million and 15.1% of revenues reported for the same period last year. Selling, general and administrative expenses for the six months ended September 30, 2003 were $466.6 million, or 14.5% of revenues, as compared to the $375.9 million and 15.7% of revenues reported for the same period last year. The dollar increase resulted from incremental expenses associated with closing more homes. Compared to the prior year, Home Building’s selling, general and administrative expenses as a percentage of revenue have decreased.

     Operating earnings for the three months ended September 30, 2003 were 12.0% of revenues and approximately $29,805 on a per-unit basis compared to operating earnings of 9.9% of revenues and approximately $21,873 on a per-unit basis for the same period last year. Operating earnings for the six months ended September 30, 2003 were 11.3% of revenues and approximately $27,344 on a per-unit basis compared to operating earnings of 9.5% of revenues and approximately $21,039 on a per-unit basis for the same period last year. The increase in operating earnings is a direct result of the increase in housing margin and Home Building’s leverage of its selling, general and administrative expenses.

     Centex Homes ended its second quarter of fiscal 2004 with a record backlog of home sales. Units in backlog increased 20.8% to 15,244 units at September 30, 2003 compared to 12,619 units at September 30, 2002. The increase in backlog resulted from a 5.8% increase in ending operating neighborhoods, which helped drive a 10.8% increase in new sales (orders) versus the prior year. Centex Homes defines backlog units as units that have been sold, as indicated by a signed contract, but not closed.

FINANCIAL SERVICES

     The Financial Services segment is primarily engaged in the residential mortgage banking business, as well as in other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, as well as sub-prime home equity lending and the sale of title insurance and various other insurance coverages. The following summarizes Financial Services’ results for the three and six months ended September 30, 2003 compared to the same periods last year (dollars in millions):

	For the Three Months Ended September 30,

	2003	2002

Revenues	$290.6	$204.8

Interest Margin	$81.8	$39.9

Operating Earnings	$76.5	$36.6

Origination Volume	$5,463	$3,943

Number of Loans Originated
CTX Mortgage Company, LLC
Centex-built Homes (“Builder”)	4,734	3,959
Non-Centex-built Homes (“Retail”)	21,567	16,076

	26,301	20,035
Centex Home Equity Company, LLC	9,588	7,373

	35,889	27,408

	CTX Mortgage		Centex Home Equity
	Company, LLC		Company, LLC

	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Average Interest Earning Assets	$1,976.5	$176.0	$5,370.2	$3,693.6
Average Yield	6.11%	7.09%	8.16%	8.89%
Average Interest Bearing Liabilities	$1,718.9	$117.3	$5,616.0	$3,849.7
Average Rate Paid	1.92%	2.80%	3.48%	4.56%

	For the Six Months Ended September 30,

	2003	2002

Revenues	$557.4	$385.4

Interest Margin	$137.5	$76.1

Operating Earnings	$142.1	$60.9

Origination Volume	$10,895	$6,922

Number of Loans Originated
CTX Mortgage Company, LLC
Centex-built Homes (“Builder”)	9,169	7,337
Non-Centex-built Homes (“Retail”)	44,359	28,482

	53,528	35,819
Centex Home Equity Company, LLC	18,583	13,732

	72,111	49,551

	CTX Mortgage		Centex Home Equity
	Company, LLC		Company, LLC

	For the Six Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Average Interest Earning Assets	$1,255.7	$180.8	$5,123.1	$3,548.0
Average Yield	5.52%	7.43%	8.27%	8.94%
Average Interest Bearing Liabilities	$1,063.9	$123.1	$5,340.5	$3,692.7
Average Rate Paid	1.74%	2.90%	3.67%	4.69%

     Financial Services’ results are primarily derived from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The revenues and operating earnings of CTX Mortgage Company, LLC and related entities, or CTX Mortgage, are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, interest income and other fees. CTX Mortgage’s business strategy of selling conforming loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the conforming mortgage loan secondary capital markets. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to Harwood Street Funding I, LLC, or HSF-I, and investors. HSF-I is a variable interest entity for which the Company is the primary beneficiary and as of July 1, 2003, is consolidated with the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. This cumulative effect of a change in accounting principle primarily represents the deferral of servicing released premium income offset to a lesser extent by the deferral of certain loan origination costs, which will be recognized as loans are sold into the secondary market. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt of approximately $1.6 billion at September 30, 2003. HSF-I purchases mortgage loans from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and subordinated certificates that are extendable for up to five years. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the Company’s financial statements at September 30, 2003. CTX Mortgage Company, LLC and HSF-I together sold $5.16 billion and $9.59 billion of mortgage loans to investors for the three and six months ended September 30, 2003, respectively. CTX Mortgage Company, LLC sold $3.39 billion and $5.91 billion of mortgage loans to HSF-I and other investors during the three months and six months ended September 30, 2002, respectively. CTX Mortgage recognized gains on the sale of mortgage loans of $70.1 million and $69.6 million for the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, gains on the sale of mortgage loans were $157.3 million and $121.5 million, respectively.

     Revenues increased 49.9% to $161.6 million and 56.0% to $308.6 million for the three and six months ended September 30, 2003, respectively, as compared to the same periods last year. The increase in revenues is primarily related to an increase in CTX Mortgage originations due to an increase in mortgage loans originated for refinancing and mortgage loans originated for Centex Homes’ buyers, to a lesser extent higher revenues from Title and Insurance operations and a net increase in the servicing fee component of gains on sale of mortgages which is deferred until final mortgage loan settlement. Refinanced mortgages accounted for 45% and 47% of originations for the three and six months ended September 30, 2003, respectively, as compared to 42% and 31% for the same periods last year. CTX Mortgage’s “capture” rate of Centex Homes’ buyers was 73% for the three and six months ended September 30, 2003, and for the same periods last year.

     For the three months ended September 30, 2003, originations totaled 26,301 compared to 20,035 originations in the same period last year; loan volume was $4.44 billion compared to $3.34 billion for the same period last year; the per-loan profit was $2,302, an increase of 83.0% compared to $1,258 for the same period last year and total mortgage applications decreased 6.5% to 22,396 from 23,950 applications for the same period last year. For the six months ended September 30, 2003, originations totaled 53,528 compared to 35,819 originations in the same period last year; loan volume was $8.99 billion compared to $5.82 billion for the same period last year; the per-loan profit was $2,031, an increase of 81.5% compared to $1,119 for the same period last year and total mortgage applications increased 34.7% to 53,715 from 39,869 applications for the same period last year. For the three and six months ended September 30, 2003, per-loan profit increased due to increased operational leverage as a result of the increase in the volume of originations, to a lesser extent an increase in Title and Insurance earnings, and an increase in the recognized servicing fee component of gains on sale of mortgages.

     CTX Mortgage’s selling, general and administrative expenses increased $10.8 million to $91.9 million for the three months ended September 30, 2003 and $30.0 million to $185.5 million for the six months ended September 30, 2003, respectively. This increase was primarily due to increased employee related costs and overhead related to the increased volume in loan originations. CTX Mortgage’s operating earnings were $60.6 million and $108.7 million for the three and six months ended September 30, 2003, respectively, resulting in a 140.5% and 171.1% increase as compared to the same periods last year. The increase in operating earnings is primarily due to the increase in revenues discussed above and a decrease in the cost per loan originated.

     In the normal course of its activities, CTX Mortgage carries inventories of loans pending sale to investors and earns an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage uses HSF-I and other short-term mortgage warehouse facilities to finance these inventories of loans. CTX Mortgage’s interest margin increased from $1.6 million to $21.0 million and from $5.8 million to

$23.5 million for the three and six months ended September 30, 2003, respectively, as compared to the same periods last year. These increases are primarily due to the inclusion in the Company’s results of HSF-I interest income and interest expense, beginning July 1, 2003, as required under the provisions of FIN 46. Interest income and expense contributed by HSF-I during the three months ended September 30, 2003 totaled $25.2 million and $5.9 million, respectively. Prior to July 1, 2003, HSF-I’s interest margin was included as a component of Financial Services’ revenue as a result of the interest rate swap with HSF-I.

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

Sub-Prime Home Equity Lending

     The revenues of Centex Home Equity Company, LLC, or Home Equity, increased 32.9% to $129.0 million and 32.5% to $248.8 million for the three and six months ended September 30, 2003, respectively, as compared to the same periods last year, as a result of continued growth in Home Equity’s portfolio of residential mortgage loans held for investment. Interest margin increased to $60.8 million and $114.0 million for the three and six months ended September 30, 2003, respectively, as compared to $38.2 million and $72.0 million for the same periods last year. The increase in interest margin is primarily a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans. Home Equity reported operating earnings of $15.9 million and $30.1 million for the three and six months ended September 30, 2003, respectively, as compared to operating earnings of $11.7 million and $22.4 million for the same periods last year. The increase in Home Equity’s operating earnings is primarily the result of the increase in interest margin, as noted above. Interest income will be positively affected as the portfolio of mortgage loans held for investment increases. The increase in interest margin was partially offset by an increase in servicing and production costs, mostly attributable to loan volume and loan servicing growth, and an increase in the provision for losses on residential mortgage loans held for investment. Home Equity’s selling, general and administrative expenses increased $22.6 million to $64.2 million and $69.1 million to $120.8 million for the three and six months ended September 30, 2003, respectively, as a result of Home Equity’s growth. Home Equity’s increase in loan production volume, the expansion of its branch offices and the increase in the number of its employees has resulted in a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures of approximately $11.2 million and $20.6 million for the three and six months ended September 30, 2003, respectively. The remainder of the increase was due to higher charges to the provision for loan losses, as discussed below.

     For the three and six months ended September 30, 2003, respectively, originations totaled 9,588 and 18,583 compared to 7,373 and 13,732 originations for the same periods last year; origination volume was $1.02 billion and $1.90 billion compared to $600.7 million and $1.10 billion for the same periods last year and total applications increased 48.4% and 54.3% to 85,662 and 166,299 from 57,737 and 107,781 applications for the same periods last year. For the six months ended September 30, 2003, originations increased 35.3% while origination volume increased 72.7% due to an increase in average loan size. The smaller increase in the number of originations relative to the larger increase in total applications is reflective of Home Equity’s continued adherence to its credit underwriting guidelines. Average interest earning assets increased 44.2%, from $3.55 billion in the six months ended September 30, 2002 to $5.12 billion in the six months ended September 30, 2003, and the corresponding average interest bearing liabilities increased 44.7%, from $3.69 billion in the six months ended September 30, 2002 to $5.34 billion in the six months ended September 30,

2003, primarily due to an increase in the volume of loan originations and an increase in average loan size. The average yield earned on these assets decreased from 8.94% in the six months ended September 30, 2002 to 8.27% in the six months ended September 30, 2003, and the average rate paid on these liabilities decreased from 4.69% in the six months ended September 30, 2002 to 3.67% in the six months ended September 30, 2003, primarily due to lower interest rates in fiscal 2004 compared to fiscal 2003. The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted above led to a 58.3% increase in net interest margin from $72.0 million in the six months ended September 30, 2002 to $114.0 million in the six months ended September 30, 2003.

     At September 30, 2003, Home Equity’s total servicing portfolio consisted of 81,641 loans totaling $6.4 billion compared to 67,400 loans totaling $4.79 billion at September 30, 2002. For the three and six months ended September 30, 2003, service fee income related to this servicing was $17.1 million and $31.7 million compared to $12.7 million and $24.4 million, respectively, for the same periods last year.

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

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Balance at Beginning of Period	$34,061	$17,320	$28,384	$14,106
Provision for Losses	19,132	7,670	34,894	13,556
Recoveries on Loans Charged Off	20	33	96	51
Losses Sustained	(10,837)	(3,880)	(20,998)	(6,570)

Balance at End of Period	$42,376	$21,143	$42,376	$21,143

	September 30,

	2003	2002

Allowance as a Percentage of Gross Loans Held for Investment	0.75%	0.55%
Allowance as a Percentage of 90+ Days Contractual Delinquency	28.18%	20.76%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$150,376	$101,863
% Delinquent	2.66%	2.64%

     The increase in the allowance for losses in the current quarter occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses, the loans charged off and the allowance to continue to increase. The increase in 90+ days contractual delinquency at September 30, 2003 occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the three and six months ended September 30, 2003 compared to the same periods last year (dollars in millions):

	For the Three Months Ended September 30,

	2003	2002

Revenues	$154.8	$136.0
Cost of Sales and Expenses	(122.8)	(107.9)
Selling, General and Administrative Expenses+	(2.4)	(1.4)

Operating Earnings *	$29.6	$26.7

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $6.5 million and $6.5 million are classified as Cost of Sales for the three months ended September 30, 2003 and 2002, respectively.

*	Before Minority Interest of $10.1 million and $8.5 million for the three months ended September 30, 2003 and 2002, respectively.

	For the Six Months Ended September 30,

	2003	2002

Revenues	$298.9	$264.8
Cost of Sales and Expenses	(242.5)	(207.5)
Selling, General and Administrative Expenses+	(3.9)	(2.8)

Operating Earnings *	$52.5	$54.5

+	Represents Construction Products’ Corporate general and administrative expenses. General and administrative expenses related to Construction Products’ operating units of $13.0 million and $12.5 million are classified as Cost of Sales for the six months ended September 30, 2003 and 2002, respectively.

*	Before Minority Interest of $17.6 million and $17.4 million for the three months ended September 30, 2003 and 2002, respectively.

     Construction Products’ revenues for the three and six months ended September 30, 2003 were 13.8% and 12.9% greater than the same periods last year. These increases were primarily the result of a $12.5 million and a $23.4 million increase in gypsum wallboard revenues for the three and six months ended September 30, 2003, respectively, and a $1.6 million and a $4.1 million increase in paperboard revenues for the three and six months ended September 30, 2003, respectively. The increase in gypsum wallboard and paperboard revenues was primarily caused by higher sales volume when compared to the same periods last year.

     Construction Products’ cost of sales for the three and six months ended September 30, 2003 was 13.8% higher and 16.9% higher, respectively, than the same periods last year, primarily due to increased sales volume in all segments, except aggregates, higher maintenance costs for cement manufacturing facilities and higher energy costs for gypsum wallboard and paperboard. Construction Products’ selling, general and administrative expenses as a percentage of revenues for the three and six months ended September 30, 2003 remained relatively consistent with prior year.

     For the three months ended September 30, 2003, Construction Products’ operating earnings, net of minority interest, increased 10.9% due to increased paperboard and aggregates operating earnings offset in part by lower operating earnings of cement and gypsum wallboard. Prior year operating earnings included

$2.6 million of costs from the closure of the Georgetown plant. For the six months ended September 30, 2003, Construction Products’ operating earnings, net of minority interest, decreased 3.7% primarily due to higher cement maintenance costs and lower gypsum wallboard sales prices.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three and six months ended September 30, 2003 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2003	2002

Revenues	$386.6	$391.7

Operating Earnings	$4.6	$9.2

New Contracts Executed and Change Orders	$589.6	$156.6

Backlog of Uncompleted Contracts	$1,607.8	$1,856.8

	For the Six Months Ended
	September 30,

	2003	2002

Revenues	$762.4	$752.5

Operating Earnings	$9.2	$17.3

New Contracts Executed and Change Orders	$850.9	$428.9

Backlog of Uncompleted Contracts	$1,607.8	$1,856.8

     Construction Services’ revenues for the three and six months ended September 30, 2003 were 1.3% lower and 1.3% higher, respectively, than revenues for the same periods last year. The variance in revenues was primarily the result of the stage of execution of construction projects. Operating earnings for the group decreased 50.0% and 46.8% in the three and six months ended September 30, 2003, respectively, compared to the same periods last year primarily as a result of the prior year including certain high margin contracts. For the three and six months ended September 30, 2003, new contracts executed and change orders increased 276.5% and 98.4% from the same periods last year, and backlog of uncompleted contracts decreased 13.4% from September 30, 2002. The decrease in backlog is primarily due to reduced activity in the commercial construction industry. Construction Services defines backlog as the uncompleted portion of all signed contracts. In addition to backlog, Construction Services has been awarded work that is pending execution of a signed contract. At September 30, 2003 and 2002, such work, which is not included in backlog, was approximately $1.9 billion and $2.1 billion, respectively. There is no guarantee that these unsigned contracts will result in future revenues.

     The Construction Services segment provided a positive average net cash flow in excess of our investment in the segment of $99.6 million and $113.2 million for the three and six months ended September 30, 2003 compared to $103.3 million and $116.2 million for the same periods last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the three and six months ended September 30, 2003 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2003	2002

Revenues	$22.7	$3.0

Earnings from Unconsolidated Entities and Other	$13.7	$4.4

Operating Earnings	$32.4	$5.9

	For the Six Months Ended
	September 30,

	2003	2002

Revenues	$25.4	$9.6

Earnings from Unconsolidated Entities and Other	$17.6	$3.7

Operating Earnings	$37.1	$9.3

     Investment Real Estate’s revenues for the three and six months ended September 30, 2003 were substantially higher than revenues for the same periods last year. Operating earnings from Investment Real Estate for the three and six months ended September 30, 2003 totaled $32.4 million and $37.1 million, respectively, compared to $5.9 million and $9.3 million in the same periods last year. The fluctuations in revenues and operating earnings were primarily related to increased property sales and, as discussed below, fluctuations in results from Investment Real Estate’s investment in Centex Development Company, L.P., or the Partnership.

     Property sales contributed operating earnings of $20.7 million and $22.5 million for the three and six months ended September 30, 2003, respectively and $0.4 million and $1.8 million, respectively for the same periods last year. The timing of land sales is uncertain and can vary significantly from period to period.

     Included in Investment Real Estate’s operating earnings for the three and six months ended September 30, 2003 were earnings of $13.7 million and $17.6 million, respectively, derived from its investment in the Partnership compared to earnings of $4.4 million and $3.7 million for the same periods last year. As noted in Note (H), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex, the investment in the Partnership is not consolidated and is accounted for on the equity method of accounting.

     The largest component of the Partnership is its International Home Building segment, based near London, England. Included in Investment Real Estate’s operating earnings were earnings of $6.4 million and $4.2 million for the three months ended September 30, 2003 and 2002, respectively, and earnings of $11.2 million and $3.8 million for the six months ended September 30, 2003 and 2002, respectively, derived from International Home Building. The increase in earnings from last year was primarily due to an improvement in International Home Building’s operating margins and an increase in the average sales price per unit. For the three months ended September 30, 2003 and 2002, this segment closed 379 units at an average sales price per unit of $250,641 and 383 units at an average sales price per unit of $236,514, respectively. For the six months ended September 30, 2003 and 2002, this segment closed 692 units at an average sales price per unit of $265,519 and 652 units at an average sales price per unit of $232,449, respectively. Operating earnings per unit were $18,272 and $12,676 for the three months ended September 30, 2003 and 2002, respectively. Operating earnings per unit were $17,734 and $7,637 for the six months ended September 30, 2003 and 2002, respectively.

     It is not currently anticipated that any significant capital will be allocated to Investment Real Estate for new business development. Through its investment in the Partnership, Investment Real Estate will focus on the International Home Building operations and evaluate opportunistic real estate transactions.

OTHER

     Our Other segment includes Corporate general and administrative expenses, interest expense and minority interest. Also included in our Other segment are the Company’s home services operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off substantially all of its manufactured housing operations which had previously been included in the Other segment. As a result of the spin-off, manufactured housing operations are reflected as a discontinued operation and not included in the segment information below. Earnings related to the manufactured housing operations have been reclassified to discontinued operations.

     Other consisted of the following (dollars in millions):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Operating Loss from Home Services	$(1.1)	$(1.0)	$(2.4)	$(2.6)
Corporate General and Administrative Expenses	(22.5)	(14.4)	(41.7)	(27.1)
Interest Expense	(17.4)	(16.5)	(34.4)	(31.9)
Minority Interest	(10.1)	(8.5)	(17.6)	(17.4)
Other	0.3	(0.2)	—	(0.8)

	$(50.8)	$(40.6)	$(96.1)	$(79.8)

     As noted above, earnings (loss) related to the manufactured housing operations have been reclassified to discontinued operations. For the three months ended September 30, 2003 and 2002, discontinued operations had revenues of $6.2 million and $36.1 million, respectively; operating earnings (loss) of $(322) thousand and $943 thousand, respectively; and net earnings (loss) of $(209) thousand and $613 thousand, respectively. For the six months ended September 30, 2003 and 2002, discontinued operations had revenues of $45.7 million and $69.0 million, respectively; operating earnings of $380 thousand and $1.7 million, respectively; and net earnings of $247 thousand and $1.1 million, respectively.

     Corporate general and administrative expenses represent compensation and other costs not identifiable with a specific segment. The increase in corporate general and administrative expenses is primarily related to an increase in personnel to support the growth in the Company’s operations and higher compensation resulting from continued improvements in our profitability.

     The change in interest expense is primarily related to an increase in average debt outstanding for the three and six months ended September 30, 2003, as compared to the same periods last year. This increase is offset by slightly lower borrowing costs during the three and six months ended September 30, 2003, as compared to the same periods last year.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2003, we had cash and cash equivalents of $89.5 million, including $11.0 million in Financial Services and $13.9 million belonging to our 64.6%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing and financing activities for the three and six months ended September 30, 2003 and 2002 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” on pages 5-6 of this Report for the detail supporting this summary. Note that we use the term Centex to represent a supplemental consolidating presentation that reflects the Financial Services segment as if accounted for under the equity method.

	For the Six Months Ended
	September 30,

	2003	2002

Net Cash (Used in) Provided by
Centex*
Operating Activities	$(468,249)	$(444,657)
Investing Activities	(6,088)	29,876
Financing Activities	98,138	261,664

	(376,199)	(153,117)

Financial Services
Operating Activities	816,050	41,736
Investing Activities	(1,000,072)	(581,713)
Financing Activities	179,957	535,681

	(4,065)	(4,296)

Centex Corporation and Subsidiaries
Operating Activities	371,560	(323,714)
Investing Activities	(1,029,919)	(656,044)
Financing Activities	278,095	822,345

Net Decrease in Cash	$(380,264)	$(157,413)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of senior notes. During the six months ended September 30, 2003, cash was primarily used in Centex Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land held for development. The funds provided by Centex Financing Activities were primarily from new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through credit facilities, securitizations, proceeds from the sale of mortgage loans to investors and cash flows from operations, as described below. During the six months ended September 30, 2003, cash was primarily used in Financial Services Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services Financing Activities were primarily from new debt used to fund the increased residential mortgage loan activity.

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

     Our existing credit facilities and available borrowing capacity as of September 30, 2003 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000	129,283	(2)

Construction Products Senior Revolving Credit Facility	155,000	118,317	(3)

	1,205,000	1,047,600

Financial Services
Unsecured Credit Facility	125,000	71,100	(4)
Secured Credit Facilities	715,000	468,987	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,444,821
Harwood Street Funding II, LLC Facility	1,500,000	638,669

	5,340,000	2,623,577

	$6,545,000	$3,671,177	(6)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of September 30, 2003, there were no borrowings under this backup facility, and our $700 million commercial paper program had $165 million outstanding. We have not borrowed under this facility since its inception.

(2)	This is a committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit issued under this facility may expire no later than August 2005.

(3)	This is a committed, senior revolving credit facility, maturing in March 2006. This facility was entered into by Construction Products and has no recourse to Centex Corporation.

(4)	Centex Corporation, CTX Mortgage and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(5)	CTX Mortgage and Home Equity share in a $550 million committed secured credit facility to finance mortgage inventory. Effective October 2003, this facility and available capacity were reduced to $250 million. CTX Mortgage also maintains $155 million of committed secured mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(6)	The amount of available borrowing capacity consists of $3.6 billion of committed borrowings and $71.1 million of uncommitted borrowings as of September 30, 2003. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under this facility would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

     CTX Mortgage finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to HSF-I, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage has sold substantially all of the conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) short-term secured liquidity notes that are currently rated A1+ by S&P and P-1 by Moody’s, (2) medium-term debt that is currently rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are currently rated BBB by S&P and Baa2 by Moody’s. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At September 30, 2003, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $3.0 billion. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I, we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I, and HSF-I debt does not have recourse to us. The consolidation of this debt will not change our credit profile or debt ratings.

     In the event CTX Mortgage was unable to finance its inventory of loans through HSF-I, it would draw on existing credit facilities currently held in addition to HSF-I. In addition, it would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     Home Equity finances its inventory of mortgage loans through Harwood Street Funding II, LLC, or HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II borrowing capacity of $1.5 billion. HSF-II obtains funds through the sale of subordinated notes that are currently rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch, and short-term secured liquidity notes that are currently rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2003, Centex Corporation was in compliance with all of these covenants.

     As of September 30, 2003, our short-term debt was $2.7 billion, which was primarily applicable to Financial Services. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper program and from uncommitted bank facilities.

     Our outstanding debt as of September 30, 2003 was as follows (dollars in thousands) (1):

Centex
Short-Term Notes Payable	$165,007
Senior Debt:
Medium-Term Note Programs, weighted-average rate 4.67%, due through 2006	258,000
Long-Term Notes, weighted-average rate 7.05%, due through 2012	1,508,224
Other Indebtedness, weighted-average rate 2.76%, due through 2008	63,509
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2005	99,918
Subordinated Debentures, 8.75%, due in 2007	99,728

2,194,386

Financial Services
Short-Term Debt:
Short-Term Notes Payable	949,752
Harwood Street Funding I and II, LLC Secured Liquidity Notes	1,552,831
Home Equity Loan Asset-Backed Certificates, weighted-average rate 3.13%, due through 2033	4,921,691
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average rate 3.27%, due through 2006	139,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average rate 3.25%, due through 2008	75,000

7,638,274

Total	$9,832,660

(1)	Certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Maturities of long-term debt of Centex and Financial Services (in thousands) during the next five years ending March 31 are:

	Long-term Debt

		Financial
	Centex	Services	Total

2004 2005 2006 2007 2008 Thereafter	$1,538 32,593 372,735 290,448 358,840 973,225	$693,336 1,340,026 984,684 1,036,595 555,371 525,679	$694,874 1,372,619 1,357,419 1,327,043 914,211 1,498,904

	$2,029,379	$5,135,691	$7,165,070

     Financial Services long-term debt associated with Centex Home Equity Company, LLC related to securitized residential mortgage loans structured as collateralized borrowings includes Asset-Backed Certificates of $4.9 billion at September 30, 2003 and has no recourse to Home Equity or Centex Corporation; however, Home Equity remains liable for customary loan representations. The principal and interest on these notes are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-

term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal.

     Financial Services long-term debt associated with CTX Mortgage Company, LLC is comprised of Variable Rate Subordinated Extendable Certificates issued by HSF-I. HSF-I is a variable interest entity for which the Company is the primary beneficiary pursuant to the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. The amount outstanding related to these certificates was $139.0 million at September 30, 2003. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. The holders of this debt have no recourse for non-payment to CTX Mortgage Company, LLC or Centex Corporation and this debt does not change the Company’s credit profile or debt ratings.

CERTAIN OFF-BALANCE SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and the Partnership are entities that are neither affiliates of nor consolidated with Centex Corporation and subsidiaries at September 30, 2003. These entities were established in 1987 to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We generally are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or the Partnership. However, as of September 30, 2003, we guaranteed approximately $1.1 million of indebtedness of the Partnership. In addition, we enter into certain land purchase and other transactions with the Partnership. For additional information regarding these entities, see the financial statements of the Partnership, filed with this Report. In addition, for information regarding these entities and Centex Corporation and subsidiaries, on an aggregate basis, see Note (H), “Centex Development Company, L.P.,” of the Notes to Consolidated Financial Statements of Centex Corporation. For a discussion of the impact of FIN 46 on our accounting for transactions with these entities, see “Recent Accounting Pronouncements” below.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These joint ventures are typically large in nature, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures, accounted for using the equity method, was $132.9 million and $102.3 million at September 30, 2003 and March 31, 2003, respectively. These joint ventures had total outstanding secured construction debt of approximately $231.1 million and $232.5 million at September 30, 2003 and March 31, 2003, respectively. Our maximum potential liability with respect to this debt, based on our ownership percentage of the related joint ventures, is approximately $58.8 million and $56.4 million at September 30, 2003 and March 31, 2003, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At September 30, 2003 and March 31, 2003, we were not liable for any of this debt. For a discussion of the impact of FIN 46 on our accounting for transactions with non-consolidated joint ventures, see “Recent Accounting Pronouncements” below.

Letters of Credit and Guarantees

     At September 30, 2003, we had outstanding letters of credit of $126.4 million that primarily relate to development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

CRITICAL ACCOUNTING POLICIES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with generally accepted accounting principles; however, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

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

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in the six months ended September 30, 2003.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after December 15, 2003. FIN 46 requires significant use of judgment and estimates in determining its application.

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

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at September 30, 2003 to be adequate, there can be no assurance that this reserve will prove to be adequate over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after December 15, 2003. At September 30, 2003, we have interests in the Partnership, HSF-I, certain joint ventures and land under option agreements that are or may be affected by this interpretation. Variable interest entities owned or acquired before February 1, 2003 are: the Partnership, HSF-I, certain land option agreements and joint ventures. The Company has completed its analysis of FIN 46 effects on HSF-I, see Note (G), “Indebtedness.” The Company continues to evaluate the impacts of FIN 46 on the Partnership, land option agreements and joint ventures entered into prior to February 1, 2003. The nature of these entities’ operations, our potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

The Partnership	Financial statements filed with this Report
Note (H), “Centex Development Company, L.P.”
HSF-I	Note (G), “Indebtedness”
Land Option Agreements	Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits”
Joint Ventures	Note (I), “Commitments and Contingencies”

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued Statement Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

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

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     On July 17, 2003, we held our Annual Meeting of Stockholders. At the Annual Meeting, the following matters were resolved by vote:

(1)	Dan W. Cook, III, Thomas J. Falk, Laurence E. Hirsch and Thomas M. Schoewe were elected as directors to serve for a three-year term until the 2006 Annual Meeting. Voting results for these nominees are summarized as follows:

	Number of Shares

	For	Withheld	Broker Non-Votes

Dan W. Cook, III	49,037,538	2,944,236	—
Thomas J. Falk	51,177,757	804,017	—
Laurence E. Hirsch	50,784,900	1,196,874	—
Thomas M. Schoewe	49,038,983	2,942,791	—

(2)	Stockholders approved the 2003 Annual Incentive Compensation Plan as set forth in Item 2 of the Centex Corporation Proxy Statement dated June 16, 2003. Voting results are summarized as follows:

Number of Shares

For	Against	Abstained	Broker Non-Votes

47,443,296	4,145,733	392,745	—

(3)	Stockholders approved the Centex Corporation 2003 Equity Incentive Plan as set forth in Item 3 of the Centex Corporation Proxy Statement dated June 16, 2003. Voting results are summarized as follows:

Number of Shares

For	Against	Abstained	Broker Non-Votes

26,612,826	24,982,959	383,789	2,200

(4)	Stockholders ratified the appointment of independent auditors for 2004 as set forth in Item 4 of the Centex Corporation Proxy Statement dated June 16, 2003. Voting results are summarized as follows:

Number of Shares

For	Against	Abstained	Broker Non-Votes

50,718,224	822,652	346,199	94,699

Item 6. Exhibits and Reports on Form 8-K

(1)	Exhibits

10.1	Credit Agreement, dated as of August 7, 2003 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein.

10.2	Letter of Credit and Reimbursement Agreement, dated as of August 7, 2003 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein.

10.3	Amended and Restated Distribution Agreement, dated as of November 4, 2003, between Centex Corporation and Centex Construction Products, Inc. (incorporated by reference from Amendment No. 3 to Schedule 13D of Centex Corporation filed with the Securities Exchange Commission on November 5, 2003).

10.4	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex Corporation, ARG Merger Corporation and Centex Construction Products, Inc. (incorporated by reference from Amendment No. 3 to Schedule 13D of Centex Corporation filed with the Securities Exchange Commission on November 5, 2003).

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated July 22, 2003 announcing the Company’s first quarter net earnings for the quarter ended June 30, 2003.

Current Report on Form 8-K of Centex Corporation dated July 22, 2003 announcing that Centex Corporation and Centex Construction Products, Inc. entered into a Distribution Agreement and a Merger Agreement in order to provide for the distribution by Centex Corporation of its entire equity interest in Centex Construction Products, Inc. to the holders of common stock of Centex Corporation in a tax-free transaction.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

November 10, 2003	/s/ Leldon E. Echols

Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)

November 10, 2003	/s/ Mark D. Kemp

Mark D. Kemp
Vice President- Controller
(principal accounting officer)

Part I. Financial Information

Item 1. Financial Statements

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended September 30,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$100,557	$100,544	$38	$101,052	$101,002	$87
Costs and Expenses	94,507	94,479	53	97,867	97,849	55
Earnings from Unconsolidated Entities and Other	107	107	—	585	585	—

Earnings (Loss) from Continuing Operations
Before Income Taxes	6,157	6,172	(15)	3,770	3,738	32
Income Taxes	1,517	1,517	—	779	779	—

Earnings (Loss) from Continuing Operations	4,640	4,655	(15)	2,991	2,959	32
Discontinued Operations:
Earnings from Discontinued Operations (Including Gain on Sale of $13,685 and $281 for the Three Months Ended September 30, 2003 and 2002, respectively)	9,050	9,050	—	616	616	—

Net Earnings (Loss)	$13,690	$13,705	$(15)	$3,607	$3,575	$32

Net Earnings Allocable to Limited Partners		$13,705			$3,575

Earnings (Loss) from Continuing Operations Per Unit/Share		$19.20	$(15)		$12.30	$32
Earnings from Discontinued Operations Per Unit/Share		37.32	—		2.56	—

Net Earnings (Loss) Per Unit/Share		$56.52	$(15)		$14.86	$32

Weighted-Average Units/Shares Outstanding		242,486	1,000		240,591	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Six Months Ended September 30,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$203,581	$203,555	$76	$187,343	$187,243	$175
Costs and Expenses	193,372	193,307	115	185,584	185,528	131
Earnings from Unconsolidated Entities and Other	242	242	—	575	575	—

Earnings (Loss) from Continuing Operations Before Income Taxes	10,451	10,490	(39)	2,334	2,290	44
Income Taxes	2,562	2,562	—	309	309	—

Earnings (Loss) from Continuing Operations	7,889	7,928	(39)	2,025	1,981	44
Discontinued Operations:
Earnings from Discontinued Operations (Including Gain on Sale of $13,653 and $281 for the Six Months Ended September 30, 2003 and 2002, respectively)	9,214	9,214	—	1,279	1,279	—

Net Earnings (Loss)	$17,103	$17,142	$(39)	$3,304	$3,260	$44

Net Earnings Allocable to Limited Partners		$17,142			$3,260

Earnings from Continuing Operations Per Unit/Share		$32.83	$39		$8.23	$44
Earnings from Discontinued Operations Per Unit/Share		38.14	—		5.32	—

Net Earnings Per Unit/Share		$70.97	$39		$13.55	$44

Weighted-Average Units/Shares Outstanding		241,543	1,000		240,591	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)
(unaudited)

	September 30, 2003			March 31, 2003*

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Assets
Cash and Cash Equivalents	$23,587	$23,573	$14	$5,113	$5,105	$8
Receivables	40,637	44,682	239	30,719	34,747	261
Inventories	493,319	493,319	—	446,801	446,801	—
Investments-
Commercial Properties, net	49,849	49,849	—	49,790	49,790	—
Real Estate Joint Ventures	4,022	4,022	—	3,973	3,973	—
Affiliate	—	—	1,192	—	—	1,191
Assets Held for Sale	1,988	1,988	—	55,496	55,496	—
Property and Equipment, net	2,144	2,144	—	2,308	2,308	—
Other Assets-
Goodwill, net	32,495	32,495	—	30,698	30,698	—
Deferred Charges and Other	19,747	17,976	1,771	15,786	14,015	1,771

	$667,788	$670,048	$3,216	$640,684	$642,933	$3,231

Liabilities, Stockholders’ Equity And Partners’ Capital
Accounts Payable and Accrued Liabilities	$133,951	$133,761	$4,524	$128,129	$127,967	$4,500
Liabilities Related to Assets Held for Sale	1,113	1,113	—	46,208	46,208	—
Notes Payable	209,913	209,913	—	177,499	177,499	—

Total Liabilities	344,977	344,787	4,524	351,836	351,674	4,500

Stockholders’ Equity and Partners’ Capital	322,811	325,261	(1,308)	288,848	291,259	(1,269)

	$667,788	$670,048	$3,216	$640,684	$642,933	$3,231

     * Condensed from audited financial statements.

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended September 30,

	2003			2002

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows — Operating Activities
Net Earnings (Loss)	$17,103	$17,142	$(39)	$3,304	$3,260	$44
Adjustments:
Depreciation	1,256	1,256	—	2,606	2,606	—
Amortization	320	320	—	458	458	—
Deferred Tax Provision (Benefit)	114	114	—	(786)	(786)	—
Equity in Loss from Joint Ventures	(242)	(242)	—	(575)	(575)	—
(Increase) Decrease in Receivables	(21,625)	(21,647)	22	2,617	2,689	(72)
Decrease in Notes Receivable	4,160	4,160	—	—	—	—
(Increase) Decrease in Inventories	(22,504)	(22,504)	—	12,747	12,747	—
Decrease (Increase) in Commercial Properties	47,716	47,716	—	(21,255)	(21,255)	—
Decrease (Increase) in Other Assets	2,137	2,137	—	(906)	(895)	(11)
Increase (Decrease) in Payables and Accruals	5,285	5,262	23	(3,534)	(3,578)	44

	33,720	33,714	6	(5,324)	(5,329)	5

Cash Flows — Investing Activities
Decrease in Advances to Joint Ventures and Investment in Affiliate	145	145	—	1,550	1,550	—
Decrease (Increase) in Property and Equipment, net	39	39	—	(197)	(197)	—

	184	184	—	1,353	1,353	—

Cash Flows — Financing Activities
(Decrease) Increase in Notes Payable	(16,008)	(16,008)	—	11,807	11,807	—

	(16,008)	(16,008)	—	11,807	11,807	—

Effect of Exchange Rate Changes on Cash	578	578	—	1,822	1,822	—

Net Increase in Cash	18,474	18,468	6	9,658	9,653	5
Cash and Cash Equivalents at Beginning of Period	5,113	5,105	8	22,538	22,529	9

Cash and Cash Equivalents at End of Period	$23,587	$23,573	$14	$32,196	$32,182	$14

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
September 30, 2003
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

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of September 30, 2003, these adjusted capital contributions, or Unrecovered Capital, were $243.9 million and preference payments in arrears totaled $52.9 million.

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

(C) STATEMENTS OF COMBINING CASH FLOWS — SUPPLEMENTAL DISCLOSURES

	For the Three Months
	Ended September 30,

	2003	2002

Cash Paid for Interest	$3,310	$4,207

Net Cash Paid for Taxes	$480	$31

Class C Units Issued for Land	$2,812	$—

	For the Six Months
	Ended September 30,

	2003	2002

Cash Paid for Interest	$7,236	$8,589

Net Cash Paid for Taxes	$480	$31

Class C Units Issued for Land	$2,812	$—

	For the Three Months
	Ended September 30,

	2003	2002

Total Interest Incurred	$3,739	$4,296
Interest Capitalized	(1,683)	(1,459)

Interest Expense	$2,056	$2,837

	For the Six Months
	Ended September 30,

	2003	2002

Total Interest Incurred	$7,320	$8,830
Interest Capitalized	(3,050)	(2,615)

Interest Expense	$4,270	$6,215

(D) RELATED PARTY TRANSACTIONS

     At September 30, 2003 and March 31, 2003, Centex Homes had $6.2 million and $7.2 million, respectively, deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three months ended September 30, 2003 and 2002, Centex Homes paid $0.7 million and $0.2 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $1.6 million and $3.0 million, respectively, for the purchase of residential lots. During the six months ended September 30, 2003 and 2002, Centex Homes paid $1.1 million and $1.6 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements and $13.6 million and $24.1 million, respectively, for the purchase of residential lots. The Partnership expects Centex Homes to pay an additional $19.0 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has historically executed construction contracts with the Partnership. At March 31, 2003, contracts for the construction of two industrial facilities were completed and no additional contracts were outstanding. At September 30, 2003, a $10.6 million contract for the construction of an office building had been executed with the Partnership and was outstanding. During the three months ended September 30, 2003 and 2002, the Partnership paid $0.5 million and $1.2 million, respectively, to Construction Services pursuant to these contracts. During the six months ended September 30, 2003 and 2002, the Partnership paid $0.5 million and $4.7 million, respectively, to Construction Services pursuant to these contracts.

     During the six months ended September 30, 2003, the Partnership issued 2,812 Class C Units to Centex Homes in exchange for land with a fair market value of $2.8 million.

     During the six months ended September 30, 2003, a subsidiary of the Partnership entered into a lease agreement (the “Lease”) with a Centex subsidiary for 160,000 square feet of office space currently under construction in Lewisville, Texas. The Lease is for a ten-year primary term commencing upon the date that the premises is ready for occupancy.

(E) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended September 30, 2003 and 2002 is presented below:

	For the Three Months
	Ended September 30,

	2003	2002

Net Earnings	$13,690	$3,607
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,561	3,660
Unrealized Gain (Loss) on Hedging Instruments	651	(592)

Comprehensive Income	$16,902	$6,675

	For the Six Months
	Ended September 30,

	2003	2002

Net Earnings	$17,103	$3,304
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	13,296	17,633
Unrealized Gain (Loss) on Hedging Instruments	752	(826)

Comprehensive Income	$31,151	$20,111

(F) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

		Centex Development Company			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner's	Partner's	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2003	$288,848	$500	$1,142	$289,617	$1	$800	$(2,070)
Net Earnings (Loss)	17,103	—	—	17,142	—	—	(39)
Issuance of Class C Units	2,812	—	—	2,812	—	—	—
Accumulated Other
Comprehensive Income:
Foreign Currency Translation Adjustments	13,296	—	—	13,296	—	—	—
Unrealized Gain on Hedging Instruments	752	—	—	752	—	—	—

Balance at September 30, 2003	$322,811	$500	$1,142	$323,619	$1	$800	$(2,109)

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

	For the Three Months Ended September 30, 2003

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$95,981	$2,244	$2,332	$100,557
Cost of Sales	(80,315)	—	(1,626)	(81,941)
Selling, General and Administrative Expenses	(8,741)	(1,457)	(854)	(11,052)
Interest Expense	(559)	(513)	(442)	(1,514)
Earnings from Unconsolidated Subsidiaries and Other	—	107	—	107

Earnings (Loss) from Continuing Operations Before Income Taxes	6,366	381	(590)	6,157
Earnings from Discontinued Operations Before Income Taxes	—	8,603	447	9,050

Earnings (Loss) Before Income Taxes	$6,366	$8,984	$(143)	$15,207

	For the Three Months Ended September 30, 2002

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$94,426	$3,234	$3,392	$101,052
Cost of Sales	(81,979)	(859)	(3,015)	(85,853)
Selling, General and Administrative Expenses	(7,592)	(1,623)	(1,404)	(10,619)
Interest Expense	(683)	(548)	(164)	(1,395)
Earnings from Unconsolidated Subsidiaries and Other	—	585	—	585

Earnings (Loss) from Continuing Operations Before Income Taxes	4,172	789	(1,191)	3,770
Earnings from Discontinued Operations Before Income Taxes	—	616	—	616

Earnings (Loss) Before Income Taxes	$4,172	$1,405	$(1,191)	$4,386

	For the Six Months Ended September 30, 2003

	Int'l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$184,737	$4,011	$14,833	$203,581
Cost of Sales	(155,402)	—	(13,588)	(168,990)
Selling, General and Administrative Expenses	(17,063)	(2,675)	(1,645)	(21,383)
Interest Expense	(1,108)	(1,034)	(857)	(2,999)
Earnings from Unconsolidated Subsidiaries and Other	—	242	—	242

Earnings (Loss) from Continuing Operations
Before Income Taxes	11,164	544	(1,257)	10,451
Earnings from Discontinued Operations Before Income Taxes	—	8,767	447	9,214

Earnings (Loss) Before Income Taxes	$11,164	$9,311	$(810)	$19,665

	For the Six Months Ended September 30, 2002

	Int’l Home	Commercial	Corporate-
	Building	Development	Other	Total

Revenues	$155,426	$5,677	$26,240	$187,343
Cost of Sales	(135,744)	(1,134)	(24,178)	(161,056)
Selling, General and Administrative Expenses	(14,703)	(3,407)	(3,202)	(21,312)
Interest Expense	(1,177)	(1,087)	(952)	(3,216)
Earnings from Unconsolidated Subsidiaries and Other	—	575	—	575

Earnings (Loss) from Continuing Operations Before Income Taxes	3,802	624	(2,092)	2,334
Earnings from Discontinued Operations Before Income Taxes	—	1,279	—	1,279

Earnings (Loss) Before Income Taxes	$3,802	$1,903	$(2,092)	$3,613

(H) GOODWILL

     The Partnership’s International Home Building segment carries all of the Partnership’s goodwill, which arose from the April 15, 1999 acquisition of all of the voting shares of Fairclough Homes Group Limited, a British homebuilder (“Fairclough”). The carrying amount of goodwill was $32.5 million and $30.7 million at September 30, 2003 and March 31, 2003, respectively. The increase during the six months ended September 30, 2003 reflects the impact of foreign currency translation adjustments.

(I) DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on its debt obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Partnership has entered into interest rate swap agreements, designated as cash flow hedges, on a portion of its debt. The swap agreements are recorded at aggregate fair value in Other Assets or Accrued Liabilities in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivatives are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivatives would be reflected in the current period earnings. During the three and six months ended September 30, 2003 there was no hedge ineffectiveness related to these derivatives.

     The swaps expire in March 2006. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instrument. As of September 30, 2003, the Accumulated Other Comprehensive Gain was $408 thousand ($286 thousand net of tax).

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

     FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after December 15, 2003. As discussed above in Note (B), “Organization,” Centex indirectly holds 100% of the Partnership’s

Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (P) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Companies’ results of operations or financial position.

     In May 2003, the FASB issued Statement Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The estimated settlement value of non-controlling interests in limited-life entities subject to the deferral is approximately $1.6 million as of September 30, 2003. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

(K) INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $37.7 million as of September 30, 2003 and $35.8 million as of March 31, 2003. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $8.1 million as of September 30, 2003.

(L) COMMITMENTS AND CONTINGENCIES

     As of September 30, 2003, the Partnership had remaining commitments of approximately $14.4 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, the Partnership has also executed recourse payment guarantees. At September 30, 2003, our subsidiaries had outstanding letters of credit of $3.9 million that primarily relate to development obligations of Multi-Family Communities.

     Subsidiaries of the Partnership have also obtained demand notes or letters of credit from Centex for up to 10% of the construction loan commitment amount. These demand notes or letters of credit have been pledged or endorsed to the lenders as additional collateral on the construction loans, and may be called only in the event of an uncured default by the Partnership. This additional collateral totals approximately $1.1 million as of September 30, 2003.

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

     The subsidiary anticipates that the costs expended for infrastructure work will be reimbursed from the proceeds of a bond offering by a special taxing district established to aid in the development of the project. These costs will be reimbursed over time as improvements at the project generate property taxes sufficient to fund debt service on the bonds. A receivable of approximately $12.4 million is included in Other Receivables in the accompanying Combining Balance Sheets. The subsidiary has deferred recognition of this income as of September 30, 2003 as improvements to the project that will generate property taxes are not yet complete.

     In the normal course of its business, the Partnership issues certain representations, warranties and guarantees related to its home sales, land sales and building sales that are affected by the Financial Accounting Standards Board’s recent issuance of FIN 45. The implementation of FIN 45 did not result in a material effect on our consolidated financial condition or operations. See further discussion on our warranty liability below. See further discussion of FIN 45 in Note (J), “Recent Accounting Pronouncements.”

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

     Changes in International Home Building’s contractual warranty liability during the period are as follows:

Balance as of March 31, 2003	$3,390
Warranties Issued	2,552
Settlements Made	(2,502)

Balance as of September 30, 2003	$3,440

(M) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the September 30, 2003 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On a combined basis, our revenues from continuing operations were $100.6 million for the three months ended September 30, 2003, a 0.50% decrease compared to our revenues from continuing operations of $101.1 million for the same period last year. On a combined basis, our revenues from continuing operations were $203.6 million for the six months ended September 30, 2003, an 8.7% increase over our revenues from continuing operations of $187.3 million for the same period last year. The revenue increase for the six months ended September 30, 2003 is primarily related to an increase in International Home Building’s unit closings and average unit sales price, offset by a reduction in Corporate-Other’s sale of residential lots to Centex Homes. Revenues from residential lot sales and commercial land sales can vary significantly from period to period.

     Our operating earnings from continuing operations for the three months ended September 30, 2003 were $6.2 million compared to operating earnings from continuing operations of $3.8 million for the same period last year. Our operating earnings from continuing operations for the six months ended September 30, 2003 were $10.5 million compared to operating earnings from continuing operations of $2.3 million for the same period last year. Our net earnings from continuing operations for the three months ended September 30, 2003 were $4.6 million compared to net earnings from continuing operations of $3.0 million for the same period last year. Our net earnings from continuing operations for the six months ended September 30, 2003 were $7.9 million compared to net earnings from continuing operations of $2.0 million for the same period last year. The increase in operating earnings and net earnings from continuing operations for the three and six months ended September 30, 2003 is primarily related to increased earnings from the International Home Building segment.

     Our net earnings from discontinued operations for the three and six months ended September 30, 2003 were $9.1 million and $9.2 million, respectively. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us beginning April 1, 2002, we now report assets as discontinued operations if such assets are held for sale (as defined by SFAS 144), or if such assets are sold in the current period. We sold eight of these properties during the six months ended September 30, 2003. Land assets are reported in continuing operations.

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

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the three and six months ended September 30, 2003 compared to the same periods last year (dollars in thousands, except per unit data):

	For the Three Months Ended September 30,

	2003		2002

Revenues — Home Building	$94,993	99.0%	$90,585	95.9%
Revenues — Land Sales and Other	988	1.0%	3,841	4.1%
Cost of Sales — Home Building	(80,299)	(83.7%)	(78,159)	(82.9%)
Cost of Sales — Land Sales	(16)	—%	(3,820)	(4.0%)
General and Administrative Expenses	(8,741)	(9.1%)	(7,592)	(8.0%)

Operating Earnings	6,925	7.2%	4,855	5.1%
Interest	(559)	(0.6%)	(683)	(0.7%)

Earnings (Loss) Before Income Taxes	$6,366	6.6%	$4,172	4.4%

		% Change		% Change
Units Closed	379	(1.0%)	383	21.6%
Average Unit Sales Price	$250,641	6.0%	$236,514	15.4%
Average Operating Earnings Per Unit	$18,272	44.1%	$12,676	(4.5%)
Backlog Units	406	4.6%	388	55.8%

	For the Six Months Ended September 30,

	2003		2002

Revenues — Home Building	$183,739	99.5%	$151,557	97.5%
Revenues — Land Sales and Other	998	0.5%	3,869	2.5%
Cost of Sales — Home Building	(155,378)	(84.2%)	(131,924)	(84.9%)
Cost of Sales — Land Sales	(24)	—%	(3,820)	(2.4%)
General and Administrative Expenses	(17,063)	(9.2%)	(14,703)	(9.5%)

Operating Earnings	12,272	6.6%	4,979	3.2%
Interest	(1,108)	(0.6%)	(1,177)	(0.8%)

Earnings (Loss) Before Income Taxes	$11,164	6.0%	$3,802	2.4%

		% Change		% Change
Units Closed	692	6.1%	652	6.2%
Average Unit Sales Price	$265,519	14.2%	$232,449	18.2%
Average Operating Earnings Per Unit	$17,734	132.2%	$7,637	(28.5%)
Backlog Units	406	4.6%	388	55.8%

     International Home Building’s revenues for the three months ended September 30, 2003 increased by $1.6 million from revenues for the same period last year. This increase is comprised of $5.4 million from an increase in the average unit sales price offset by $0.9 million from a decrease in the number of units closed and a $2.9 million decline in other revenues. Home sales totaled 379 units during the three months ended September 30, 2003, compared to 383 units during the same period in the preceding year, representing a 1.0% decrease. International Home Building’s revenues for the six months ended September 30, 2003 increased by

$29.3 million from revenues for the same period last year. This increase is comprised of $22.9 million from an increase in the average unit sales price, $9.3 million from an increase in the number of units closed and a $2.9 million decline in other revenues. Home sales totaled 692 units during the six months ended September 30, 2003, compared to 652 units during the same period in the preceding year, representing a 6.1% increase.

     International Home Building’s gross homebuilding margins increased for the three months ended September 30, 2003 to 15.5% from 13.7% and increased for the six months ended September 30, 2003 to 15.4% from 13.0% compared to the same periods last year. The improvement in gross margins was primarily due to an increase in the average unit sales price, partially offset by increases in labor costs caused by a shortage of skilled labor.

     International Home Building’s general and administrative expenses, as a percentage of revenues, increased 1.1% and decreased 0.3%, respectively, for the three and six months ended September 30, 2003 compared to the same periods last year, primarily due to the addition of personnel, offset by the impact of increased revenues in the six months ended September 30, 2003.

     International Home Building’s financial statements are affected by fluctuations in exchange rates. International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period, except for significant, non-recurring transactions that are translated at the rate in effect as of the date of the transaction. For the three months ended September 30, 2003 and 2002, respectively, the average exchange rate used for translation was 1.61 and 1.55, representing an increase of 3.9%. For the six months ended September 30, 2003 and 2002, respectively, the average exchange rate used for translation was 1.62 and 1.51, representing an increase of 7.3%.

     The backlog of homes sold but not closed at September 30, 2003 was 406 units, 4.6% more than the 388 units at the same point in the preceding year.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the three and six months ended September 30, 2003, compared to the same periods last year (dollars and square feet in thousands):

	For the Three Months
	Ended September 30,

	2003	2002

Sales Revenues	$—	$1,610
Rental Income and Other Revenues	2,244	1,624
Cost of Sales	—	(859)
Selling, General and Administrative Expense	(1,142)	(1,381)
Interest	(513)	(548)

Operating Earnings Before Depreciation	589	446
Depreciation and Amortization	(315)	(242)
Earnings (Loss) from Unconsolidated Subsidiaries and Other	107	585

Operating Earnings	381	789
Earnings (Loss) from Discontinued Operations	8,603	616

Earnings Before Income Taxes	$8,984	$1,405

Operating Square Footage at September 30	949	2,952

	For the Six Months
	Ended September 30,

	2003	2002

Sales Revenues	$—	$2,335
Rental Income and Other Revenues	4,011	3,342
Cost of Sales	—	(1,134)
Selling, General and Administrative Expense	(2,041)	(2,963)
Interest	(1,034)	(1,087)

Operating Earnings Before Depreciation	936	493
Depreciation and Amortization	(634)	(444)
Earnings (Loss) from Unconsolidated Subsidiaries and Other	242	575

Operating Earnings	544	624
Earnings (Loss) from Discontinued Operations	8,767	1,279

Earnings Before Income Taxes	$9,311	$1,903

Operating Square Footage at September 30	949	2,952

Commercial Development’s operations during the six months ended September 30, 2003 included:

•	completion of shell construction for a 138,000 square foot retail project in Santa Clara, California;

•	continued construction of a 62,000 square foot light industrial project in Camarillo, California;

•	continued construction of a 39,000 square foot light industrial project in Oxnard, California; and

•	commencement of construction on a 160,000 square foot office building in Lewisville, Texas.

Commercial Development’s discontinued operations during the six months ended September 30, 2003 included:

•	sale of a 68,000 square foot industrial project in Gardner, Massachusetts;

•	sale of a 55,000 square foot office project in Ann Arbor, Michigan; and

•	sale of six industrial projects totaling approximately 1.2 million square feet in Charlotte, North Carolina.

     Sales revenues and cost of sales for the six months ended September 30, 2002 reflect the sale of a pad site at a retail project in Lewisville, Texas. Rental income and other revenues increased slightly as the result of the late fiscal 2004 completion and leasing of a retail center in Lewisville, Texas. Selling, general and administrative expense decreased as the result of staffing reductions, a decrease in incentive compensation and a decrease in property operation expenses.

     Interest expense has decreased slightly as the result of interest rate reductions on Commercial Development’s variable rate debt, and depreciation and amortization has increased as the result of the addition of approximately 300,000 square feet of projects not in service as of September, 2002. Earnings from unconsolidated entities have increased as the result of leasing at a retail project in Santa Clara, California.

	September 30, 2003		September 30, 2002

	(000’s)	Weighted	(000’s)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties*
Industrial	464	42.0%	2,292	80.8%
Office/Medical	289	97.6%	602	82.0%
Retail	196	93.5%	58	63.4%

	949	69.6%	2,952	80.7%

	(000's)		(000's)
	Rentable		Rentable
	Sq. Ft.		Sq. Ft.

Projects Under Construction*
Industrial	150		155
Office/Medical	—		—
Retail	160		136

	310		291

* Includes assets classified as Held for Sale.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other for the three and six months ended September 30, 2003, compared to the same periods last year (dollars in thousands):

	For the Three Months
	Ended September 30,

	2003	2002

Revenues	$2,332	$3,392
Cost of Sales	(1,626)	(3,015)
Selling, General and Administrative Expenses	(854)	(1,404)
Interest Expense	(442)	(164)

Operating Loss	(590)	(1,191)
Earnings from Discontinued Operations	447	—

Loss Before Income Taxes	$(143)	$(1,191)

	For the Six Months
	Ended September 30,

	2003	2002

Revenues	$14,833	$26,240
Cost of Sales	(13,588)	(24,178)
Selling, General and Administrative Expenses	(1,645)	(3,202)
Interest Expense	(857)	(952)

Operating Loss	(1,257)	(2,092)
Earnings from Discontinued Operations	447	—

Loss Before Income Taxes	$(810)	$(2,092)

     Our Corporate-Other segment acquires and disposes of land and other assets that are not identified with another specific business segment. Revenues and cost of sales for the three and six months ended September 30, 2003 relate primarily to the sale of residential lots to Centex Homes. Revenues and cost of sales for the three and six months ended September 30, 2002 also relate primarily to sales of residential lots to Centex Homes and an unaffiliated third party.

     Selling, general and administrative expenses decreased 39.2% and 48.6% for the three and six months ended September 30, 2003 compared to the same periods last year, primarily due to staffing reductions in the former Multi-Family segment. Interest expense for the three and six months ended September 30, 2003 relates primarily to debt incurred to finance the purchase of these residential lots.

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

     We typically finance properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $62.6 million, including $0.8 million related to assets held for sale, at September 30, 2003. Under the terms of various construction loan agreements, we are required to maintain certain minimum liquidity and net worth levels. At September 30, 2003, we were in compliance with these covenants.

     Permanent commercial project loans outstanding at September 30, 2003 totaled $17.4 million. The project loan is collateralized by a completed commercial property and has a fixed interest rate of 7.79%. This loan is non-recourse to the Partnership and its subsidiaries.

     No new seller-financed land loans were obtained during the quarters ended September 30, 2003 and 2002. Outstanding balances on seller-financed loans at September 30, 2003 totaled $19.0 million, with terms of up to three years and fixed interest rates ranging from 8.00% to 9.00%.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. This facility expires in April 2006 and may be extended for up to two years with lender approval. Advances under this facility totaled £67.0 million, or $111.7 million, at September 30, 2003. Under the terms of this facility, the International Home Building segment is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2003, the International Home Building segment was in compliance with all of these covenants.

     During the quarter ended September 30, 2003, the Partnership issued 2,812 Class C Units to Centex Homes in exchange for land with a fair market value of $2.8 million.

     We believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, the sale and permanent financing of development projects and issuance of Class C Units will be sufficient to provide the necessary funding for our current and future needs.

CERTAIN OFF-BALANCE SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct certain operations through our participation in joint ventures in which we hold less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $37.7 million as of September 30, 2003 and $35.8 million as of March 31, 2003. Our liability for the obligations of these non-consolidated joint ventures is limited to approximately $8.1 million as of September 30, 2003.

Letters of Credit, Guarantees and Leases

     At September 30, 2003, we had outstanding performance bonds and bank guarantees of $28.2 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by our subsidiaries, we are often required to guarantee, for the benefit of the construction lender, the completion of the project. In some instances, we have also executed partial recourse payment guarantees. At September 30, 2003, our subsidiaries had outstanding letters of credit of $3.9 million that primarily relate to development obligations of Multi-Family Communities.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which modifies the accounting for certain entities in which (1) equity investors do not have the characteristics of a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to interim or annual periods ending after December 15, 2003. As discussed in Note (B), “Organization,” of our Notes to Condensed Combining Financial Statements, Centex indirectly holds 100% of the Partnership’s Class A and Class C Units. The manner in which Centex reports its interest in the Partnership may be affected by this interpretation. Centex and the Companies are in the process of assessing the impact FIN 46 will have on their respective financial statements. See Note (P) to the consolidated financial statements of Centex included elsewhere in this Report for further discussion regarding this interpretation.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. The statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. A portion of this statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The remainder of this statement codifies previously issued SFAS No. 133 implementation guidance, which retains its original effective dates. The implementation of SFAS No. 149 did not have a material impact on the Companies’ results of operations or financial position.

     In May 2003, the FASB issued Statement Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Certain provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The estimated settlement value of non-controlling interest in limited life entities subject to the deferral is approximately $ 1.6 million as of September 30, 2003. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

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

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     On July 17, 2003, we held our Annual Meeting of Stockholders. At the Annual Meeting, the following matters were resolved by vote:

(1)	Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West were elected as directors to serve for a one-year term until the 2004 Annual Meeting. Voting results for these nominees are summarized as follows:

	Number of Shares

	For	Withheld	Broker Non-Votes

Josiah O. Low, III	779	40	—
David M. Sherer	779	40	—
Stephen M. Weinberg	779	40	—
Roger O. West	779	40	—

(2)	Stockholders ratified the appointment of independent auditors for 2004 as set forth in Item 4 of the Centex Corporation Proxy Statement dated June 16, 2003. Voting results are summarized as follows:

Number of Shares

For	Against	Abstained	Broker Non-Votes

781	6	—	—

Item 6. Exhibits and Reports on Form 8-K

(3)	Exhibits

10.1	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of the Partnership.

31.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.3	Certification of the Chief Executive Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of 3333 Holding Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of the Chief Executive Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION

Registrant

November 10, 2003	/s/ Todd D. Newman

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

CENTEX DEVELOPMENT COMPANY, L.P.

Registrant
By 3333 Development Corporation
General Partner

November 10, 2003	/s/ Todd D. Newman

Todd D. Newman
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial officer and
principal accounting officer)