Form 10-K
period 2004-03-31
CENTEX CORP
filed 2004-05-28
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2004

Commission File No. 1-6776

CENTEX CORPORATION

(Exact name of registrant as specified in its charter)
Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive office, including zip code)
(214) 981-5000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each
exchange on which
Title of each class	registered

Common Stock ($.25 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ].

     On September 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Centex Corporation common stock held by non-affiliates of the registrant was $4.80 billion based upon the last sale price reported for such date on the New York Stock Exchange. Solely for purposes of determining this amount, Centex Corporation will treat as an affiliate (i) any director or executive officer of Centex Corporation or (ii) any person who beneficially owns more than 10% of the outstanding common stock of Centex Corporation as reflected in a Schedule 13D filed with the Securities and Exchange Commission, unless such person indicates in such filing that it holds such shares solely for investment and not with a view to exercising control over the business or affairs of Centex Corporation. As of May 15, 2004, 123,356,741 shares of the registrant’s $.25 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this Report:

(a) Proxy statement for the annual meeting of stockholders of Centex Corporation to be held on July 15, 2004.

FORM 10-K

		Page
PART I

Item 1.	Business	3
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97

PART III

Item 10.	Directors and Executive Officers of the Registrant	97
Item 11.	Executive Compensation	98
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item 13.	Certain Relationships and Related Transactions	98
Item 14.	Principal Accountant Fees and Services	98

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	98
SIGNATURES		104

INDEX TO EXHIBITS
Restated Articles of Incorporation
Specimen Centex Common Stock Certificate
Amended and Restated 1987 Stock Option Plan
8th Amended/Restated 1998 Employee Stock Plan
Amended/Restated 2001 Stock Plan
Stock Option Agreement for 2001 Stock Plan
Restricted Stock Agreement for 2001 Stock Plan
Amended/Restated Long-Term Incentive Plan
Award Agreement LTIP
Amended/Restated 2003 Equity Incentive Plan
Stock Option Agmt for 2003 Equity Incentive
Stock Unit Agmt for 2003 Equity Incentive Plan
Amended/Restated Executive Deferred Compensation
Salary Continuation
Consulting Agreement - David W. Quinn
Termination Agreement - David W. Quinn
List of Subsidiaries
Consent of Independent Auditors
Powers of Attorney
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO - 18 U.S.C. Section 1350
Certification of CFO - 18 U.S.C. Section 1350

PART I

ITEM 1.	BUSINESS

General Development of Business

     Centex Corporation is a Nevada corporation. Our common stock, par value $.25 per share, began trading publicly in 1969. Our common stock is traded on the New York Stock Exchange, or the NYSE. As of May 15, 2004, 123,356,741 shares of our common stock were outstanding. Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

     Since our founding in 1950 as a Dallas, Texas-based residential construction company, we have evolved into a multi-industry company. As of March 31, 2004, our subsidiary companies operated in four principal business segments: Home Building, Financial Services, Construction Services and Investment Real Estate. We provide a brief overview of each segment below, with a more detailed discussion of each segment later in this section.

     Our domestic homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, townhomes and low-rise condominiums. We have participated in the conventional homebuilding business since 1950. Home Building internally tracks its performance compared to the last reported twelve months of revenues for its competitors. Based on Home Building’s comparisons, we believe that it ranked as the nation’s fourth largest homebuilder at March 31, 2004. Our international homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments throughout the United Kingdom.

     Our Financial Services operations are primarily engaged in the residential mortgage banking business, as well as other financial services that are in large part related to the residential mortgage market. These operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations, other homebuilders and other real estate professionals, sub-prime home equity lending and the sale of title insurance and various other insurance coverages. We have been in the mortgage lending business since 1973.

     Our Construction Services operations involve the construction of buildings and facilities for both private and government interests, including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. We entered the Construction Services business in 1966 by acquiring a Dallas-based contractor that had been in business since 1936. We also acquired significant construction companies in 1978, 1982, 1987 and 1990.

     Our Investment Real Estate operations involve the development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. We have determined that no significant capital will be allocated to Investment Real Estate for new business development. Beginning April 1, 2004, the Investment Real Estate financial results will be included in our Other business segment.

     In June 2003, we spun off to our stockholders substantially all of our manufactured housing operations, which had previously been included in our Other business segment. We now report the historical financial results of manufactured housing operations as a discontinued operation.

     Prior to January 2004, we were also engaged in the construction products business through our majority equity interest in Centex Construction Products, Inc. (now known as Eagle Materials Inc.), which we refer to as Construction Products. On January 30, 2004, we spun off to our stockholders our entire equity interest in Construction Products. We now report the historical financial results of Construction Products as a discontinued operation.

     Prior to February 2004, the common stock of 3333 Holding Corporation, which we refer to as Holding, and warrants to purchase limited partnership interests in Centex Development Company, L.P., which we refer to as the Partnership, were traded in tandem with our common stock. We held an ownership interest in the Partnership, which we reported on the equity method of accounting as a part of our Investment Real Estate business segment. Neither Holding nor the Partnership were consolidated in our financial statements. The operations of the Partnership included homebuilding operations in the United Kingdom. In February 2004, we acquired Holding and the Partnership through merger transactions, and the tandem trading arrangement was terminated. As a result of the merger, the international homebuilding operations of the Partnership are now included in our Home Building business segment, and the Partnership’s domestic real estate operations are included in the Investment Real Estate segment for periods prior to April 1, 2004 and will be included in our Other business segment beginning April 1, 2004.

Financial Information about Industry Segments

     Note (K), “Business Segments,” of the Notes to Consolidated Financial Statements on pages 82-85 of this Report contains additional information about our business segments and specific information on revenues received from external customers located in the United States and the United Kingdom for fiscal 2004, 2003 and 2002.

Narrative Description of Business

HOME BUILDING

Domestic

     Our conventional homebuilding subsidiary, Centex Homes, purchases and develops land or lots and constructs and sells single-family homes, townhomes and low-rise condominiums domestically. Centex Homes is the only company to rank among the nation’s top 10 homebuilders for each of the past 35 years according to Professional Builder magazine. Centex Homes sells to both first-time and move-up buyers, as well as active adult and second home buyers. In fiscal 2004, 81% of the homes we sold were single-family detached homes, and the remainder were townhomes and low-rise condominiums.

Markets

     Centex Homes follows a strategy of reducing exposure to local market volatility by diversifying operations across geographically and economically diverse markets. As of March 31, 2004, Centex Homes was building in 92 market areas, including Washington, D.C., and in 26 states. Each market is listed below by geographic areas.

Region	States	Markets	States and Markets (continued)
Mid-Atlantic	Maryland	Baltimore	Pennsylvania	Pittsburgh
	New Jersey	Atlantic/Cape May	South Carolina	Charleston/North Charleston
		Middlesex/Hunterdon/Sommerset		Hilton Head
		Monmouth/Ocean		Myrtle Beach
		Trenton	Virginia	Norfolk/Virginia Beach/Newport
	North Carolina	Charlotte/Gastonia/Rock Hill		Richmond/Petersburg
		Greensboro/Winston Salem/High		Washington, D.C.
Point
Raleigh/Durham/Chapel Hill
Wilmington

Southeast	Florida	Daytona Beach	Georgia	Atlanta
		Ft. Lauderdale	South Carolina	Columbia
		Ft. Myers/Cape Coral		Greenville/Spartanburg/Anderson
		Ft. Walton Beach	Tennessee	Nashville
Jacksonville
Lakeland/Winter Haven
Naples
Orlando
Punta Gorda
Sarasota/Bradenton
Tampa/St. Petersburg/Clearwater
West Palm Beach/Boca Raton

Midwest	Colorado	Boulder/Longmont	Missouri	St. Louis
		Denver	Ohio	Akron
		Eagle		Canton/Massillon
		Fort Collins/Loveland		Cincinnati
		Greeley		Cleveland/Lorain/Elyria
	Indiana	Indianapolis		Columbus
		Fort Wayne		Dayton/Springfield
	Illinois	Chicago		Mansfield
	Kentucky	Louisville		Steubenville/Weirton
	Michigan	Ann Arbor		Toledo
		Detroit		Youngstown/Warren
		Grand Rapids/Muskegon/Holland	Utah	Salt Lake City
Kalamazoo/Battle Creek
	Minnesota	Minneapolis/St. Paul
Rochester

Southwest	Arizona	Phoenix/Mesa	Texas	Austin/San Marcos
	Nevada	Las Vegas		Brazoria
	New Mexico	Albuquerque		Dallas
		Santa Fe		Ft. Worth/Arlington
Galveston/Texas City
Houston
Killeen/Temple
San Antonio

West Coast	California	Bakersfield	Hawaii	Hawaii
		Fresno	Nevada	Las Vegas
		Kings County		Reno
		Los Angeles/Long Beach	Oregon	Eugene
		Oakland		Portland/Vancouver
		Orange County	Washington	Seattle/Bellevue/Everett
		Riverside/San Bernardino		Tacoma
Sacramento
San Diego
San Francisco
San Jose
San Luis Obispo
Visalia/Tulare/Porterville
Yolo

     In fiscal 2004, Centex Homes closed 30,358 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $59,000 to $1.5 million. The average sales price in fiscal 2004 was $242,465.

     Our practice has been to acquire land, build homes on the land and sell the homes within 24 to 36 months from the date of land acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. We control a substantial amount of our land, including lots and land to be developed into lots, through option agreements that we can exercise over specified time periods or, in certain cases, as the land or lots are needed. At March 31, 2004, Centex Homes owned approximately 77,000 lots and had options to purchase approximately 115,000 lots. In addition, Centex Homes enters into joint ventures with other builders and developers for land acquisition, development and other activities. For additional discussion of our participation in joint ventures and lot option agreements, see Notes (H), “Commitments and Contingencies,” and (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits” of the Notes to Consolidated Financial Statements on pages 79-81 of this Report.

     Our growth strategy for Centex Homes has been focused primarily on organic growth opportunities through land acquisition and development in existing business units and markets. To a lesser extent, we have also grown the business through the acquisition of other homebuilding companies. Since April 1998, we have acquired homebuilding operations of the following companies:

Company	Date Acquired	Description
Wayne Homes	April 1998	Single-family homes in the “on-your-lot” market segment.
Teal Homes	May 1998	Single-family homes for the first-time and move-up buyer in the Richmond, Virginia area.
Calton Homes	December 1998	Single-family homes for the first-time and move-up buyer in New Jersey.
Real Homes	September 1999	Single-family homes for the first-time and move-up buyer in the Las Vegas, Nevada area.
Selective Group	March 2001	Single-family homes for the first-time and move-up buyer in the Detroit, Michigan area.
CityHomes	March 2001	Urban townhomes and condominiums in the Dallas, Texas area.
Jones Company	January 2003	Single-family homes for the first-time and move-up buyer in the St. Louis, Missouri and Indianapolis, Indiana areas.

     In addition, in July 1999, we acquired land and other operating assets for the construction of single-family homes, townhomes and duplexes from Sundance Homes, a suburban Chicago homebuilder. Sundance Homes retained its name and continues to operate in other markets in which we do not compete.

     Centex Homes sells its homes under a variety of brand names including several of the acquired company names listed above. Fox & Jacobs, one of our brand names, primarily markets to first-time buyers. Centex Homes primarily markets its homes to first-time and move-up buyers. Wayne Homes markets primarily to rural lot owners for construction of a home on their lot. Centex Destination Properties markets to second home/resort home buyers.

     The table below summarizes by geographic area Centex Homes’ domestic home closings, sales (orders) backlog and sales (orders) for the five most recent fiscal years.

Closings (in units):

	For the Years Ended March 31,
	2004	2003	2002	2001	2000
Mid-Atlantic	5,201	4,501	3,877	3,395	3,058
Southeast	5,568	4,851	4,440	4,137	4,142
Midwest	5,801	4,695	3,688	3,296	3,089
Southwest	8,708	8,157	6,910	5,661	4,923
West Coast	5,080	4,223	4,045	4,170	3,692

	30,358	26,427	22,960	20,659	18,904

Average Sales Price (in 000’s)	$242	$220	$214	$206	$192

Sales (Orders) Backlog, at the end of the period (in units):

	For the Years Ended March 31,
	2004	2003	2002	2001	2000
Mid-Atlantic	2,801	2,148	1,503	1,365	1,210
Southeast	3,707	2,713	2,315	1,936	1,891
Midwest	3,392	2,920	2,093	2,037	1,628
Southwest	2,869	2,258	2,361	2,546	1,861
West Coast	2,645	2,011	1,099	1,381	989

	15,414	12,050	9,371	9,265	7,579

     We define backlog units as units that have been sold, as evidenced by a signed contract, but not closed. Substantially all of the orders in sales backlog as of March 31, 2004 are expected to close during fiscal year 2005.

Sales (Orders) (in units):

	For the Years Ended March 31,
	2004	2003	2002	2001	2000
Mid-Atlantic	5,854	5,146	3,936	3,550	3,207
Southeast	6,562	5,249	4,819	4,182	4,202
Midwest	6,273	5,087	3,744	3,572	3,207
Southwest	9,319	8,054	6,725	6,325	5,031
West Coast	5,714	5,132	3,763	4,562	3,760

	33,722	28,668	22,987	22,191	19,407

Competition and Other Factors

     The conventional homebuilding industry is essentially a “local” business and is highly competitive. The top 10 builders in calendar year 2003 accounted for approximately 15.1% of the total for-sale attached and detached housing permits in the United States. We compete in each of Centex Homes’ market areas with numerous other homebuilders, including national, regional and local builders. Centex Homes’ top six competitors based on revenues for their most recent fiscal year-end are as follows: Beazer Homes USA, Inc., D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte Homes, Inc. and The Ryland Group, Inc. Centex Homes’ operations accounted for an estimated 2.1% of the total for-sale attached and detached housing permits in the United States for the twelve months ended March 31, 2004. The main competitive factors affecting Centex Homes’ operations are location, price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Centex Homes competes effectively by building a high quality home, maintaining geographic diversity, being responsive to the specific demands of each market and managing the operations at a local level.

     The results of operations of our Home Building segment may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective home buyers to finance home purchases. Although we expect that we would be able to make adjustments in our operations to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     The homebuilding industry is affected by changes in national and local economic conditions, job growth, long-term and short-term interest rates, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

     The homebuilding industry is subject to extensive regulations. Centex Homes and its subcontractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning, building standards, erosion and storm water pollution control, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species. Centex Homes is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporated building materials and building designs. All of these regulatory requirements are applicable to all homebuilding companies, and, to date, compliance with these requirements has not had a material impact on Centex Homes. We believe that Centex Homes is in material compliance with these requirements.

     We purchase materials, services and land from numerous sources (primarily local vendors), and believe that we can deal effectively with the challenges we may experience relating to the supply or availability of materials, services and land.

International

     In February 2004, we acquired through merger transactions Holding and its subsidiary and the Partnership and its subsidiaries. Our international homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments throughout the United Kingdom. International homebuilding currently has 47 developments located throughout England. For the period from February 29, 2004, the date of the merger transactions, through March 31, 2004, our international homebuilding operations delivered 236 units, with prices ranging from $95,000 to $795,000. The average sales price was approximately $327,326. As of March 31, 2004, our international homebuilding operations had 388 units in sales backlog. We define backlog units as units that have been sold, as evidenced by a signed contract, but not closed. Substantially all of the orders in sales backlog as of March 31, 2004 are expected to close during fiscal 2005. Home Building’s international operations currently account for less than 1% of the new homes market in the United Kingdom.

FINANCIAL SERVICES

     Our Financial Services operations are primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. These operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations, other homebuilders and other real estate professionals, sub-prime home equity lending and the sale of title insurance and various other insurance coverages.

Conforming Mortgage Lending

     We established CTX Mortgage Company, LLC and its related companies to provide mortgage financing for homes built by Centex Homes. By opening CTX Mortgage Company, LLC offices in Centex Homes’ housing markets, we have been able to provide mortgage financing for an average of 69% of Centex Homes’ sales, other than cash sales, over the past five years and 74% in fiscal 2004. In 1985, we expanded CTX Mortgage Company, LLC’s operations to include the origination of mortgage loans that are not associated with the sale of homes built by Centex Homes. We refer to mortgage financing for homes built by Centex Homes as Builder loans and to mortgage financing for homes built by others as Retail loans.

     At March 31, 2004, CTX Mortgage Company, LLC originated loans through its loan officers in 240 offices located in 36 states. The offices vary in size depending on loan volume.

     The following table shows the unit breakdown of Builder and Retail loans for CTX Mortgage Company, LLC and its related companies for the five years ended March 31, 2004:

	For the Years Ended March 31,
	2004	2003	2002	2001	2000
Loan Types:
Builder	20,865	18,127	15,435	12,506	10,958
Retail	67,481	66,807	64,949	48,244	48,301

	88,346	84,934	80,384	60,750	59,259

Origination Volume (in billions)	$15.12	$13.99	$12.45	$8.88	$8.11
Percent of Centex Homes’ Non-Cash Closings Financed	74%	73%	72%	64%	61%

     We provide mortgage origination and other mortgage-related services for the Federal Housing Administration, or FHA, the Department of Veterans’ Affairs, or VA, and conventional loans on homes that Centex Homes or others build and sell, as well as resale homes and refinancing of existing mortgages. Our loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the loans qualify for inclusion in programs sponsored by the Government National Mortgage Association, or GNMA, the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. These loans are known in the industry as “conforming” loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage Company, LLC or private investors who subsequently purchase the loans, or are funded by private investors who pay a broker fee to CTX Mortgage Company, LLC for broker services rendered. CTX Mortgage Company, LLC’s principal sources of income consist of gains on sales of mortgage loans, inclusive of all servicing rights, and, to a lesser extent, net interest income and other fees. Generally, we sell our right to service the mortgage loans and retain no other residual interests.

     We also participate in joint-venture agreements with third-party homebuilders and other real estate professionals to provide mortgage originations for their customers. These joint venture companies are fully consolidated in CTX Mortgage Company, LLC’s financial statements. At March 31, 2004, CTX Mortgage Company, LLC had 21 of these agreements, operating in 21 offices located in 9 states.

     In 1999, CTX Mortgage Company, LLC entered into a mortgage loan purchase agreement with Harwood Street Funding I, LLC, or HSF-I, that we refer to as the HSF-I Purchase Agreement. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, is consolidated with our Financial Services segment. HSF-I purchases mortgage loans, at closing, from CTX Mortgage Company, LLC with the proceeds from the issuance of senior debt and subordinated certificates. Since 1999, CTX Mortgage Company, LLC has sold substantially all of the conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period of 45 to 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the mortgage loans into the secondary market.

Sub-Prime Home Equity Lending

     We formed the predecessor of Centex Home Equity Company, LLC, or Home Equity, in fiscal 1995. Home Equity’s business involves the origination of primarily nonconforming home equity mortgage loans. The sub-prime lending market is comprised of borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including credit histories that may limit a borrower’s access to credit or a borrower’s need for specialized loan products such as cash-out refinance and jumbo loans. Since its inception, Home Equity has focused on lending to individuals who have substantial equity in their homes but whose financing needs are not being met by traditional mortgage lenders. Home Equity’s mortgage loans to these borrowers are made primarily for such purposes as debt consolidation, refinancing, home improvement or educational expenses. Substantially all of Home Equity’s mortgage loans are secured by first mortgage liens on one- to four-family residences and have amortization schedules ranging from 5 to 30 years.

     At March 31, 2004, Home Equity had 166 offices and was doing business in 47 states. Home Equity originates home equity loans through five major origination sources:

•	its retail branches;

•	a broker referral network;

•	referrals from its conforming mortgage affiliate, CTX Mortgage Company, LLC;

•	a correspondent mortgage banker network; and

•	Home Equity’s direct sales unit that sources lending opportunities from a variety of channels including through the Internet.

     The following table summarizes Home Equity’s origination statistics for the five-year period ended March 31, 2004:

	For the Years Ended March 31,
	2004	2003	2002	2001	2000
Loans	36,659	29,448	26,955	26,418	20,568
Origination Volume (in billions)	$3.92	$2.51	$2.09	$1.72	$1.32

     We began servicing loans through Home Equity in fiscal 1997, and we generally service all loans included in the Home Equity portfolio. Servicing fees for sub-prime loans are significantly higher than for conforming loans, primarily due to the higher costs associated with more frequent contact with customers. Servicing encompasses, among other activities, the following processes: billing, collection of payments, investor reporting, customer help, recovery of delinquent payments and instituting foreclosure and liquidation of the underlying collateral. As of March 31, 2004, Home Equity was servicing a sub-prime loan portfolio of 87,073 loans with a total loan value of approximately $7.14 billion.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that resulted in the loans being accounted for as sales. Under this structure, Home Equity retained a residual interest in, as well as the servicing rights to, the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result of the sales accounting treatment, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. As of March 31, 2004, Home Equity had a remaining MSRI of $87.8 million, which includes $86.5 million remaining on loans securitized from October 1997 to March 2000 accounted for as gain on sale and $1.3 million related to loans sold in fiscal year 2004 to a government sponsored enterprise that we continue to service.

     We changed the structure of securitizations beginning April 1, 2000. Subsequent to March 31, 2000, securitizations have been accounted for as borrowings; interest has been recorded over the life of the loans using the interest, or actuarial, method; the mortgage loans receivable and the securitization debt have remained on Home Equity’s balance sheet and the related interest margin has been reflected in our income statement. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. The change in structure of the securitizations does not affect the cash flow and profit recognized over the life of the mortgages. However, the change did affect the timing of profit recognition. Interest margin, rather than gain on sale of loans, is now Home Equity’s primary source of operating income. From April 1, 2000 to March 31, 2004, Home Equity completed fifteen securitizations totaling approximately $8.84 billion in loans under this structure.

Other Financial Services Operations

     We offer title agent, title underwriting, closing, appraisal and other settlement services in 26 states under the Commerce Title name, including Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company. Through Westwood Insurance, a multi-line property and casualty insurance agency, we market homeowners and auto insurance to homebuilding and mortgage customers and customers of approximately nine other homebuilders in 50 states. Westwood Insurance also provides coverage for some commercial customers.

     Our Technologies Group, headquartered in Edmond, Oklahoma, provides mortgage quality control services and provides the mortgage industry with regulations and guidelines in an electronic format.

Competition and Other Factors

     The financial services industry in the United States is highly competitive. CTX Mortgage Company, LLC competes with commercial banks, other mortgage lending companies and other financial institutions to supply mortgage financing at attractive rates to purchasers of Centex homes, as well as to the general public. Home Equity competes with commercial banks, other sub-prime lenders and other financial institutions to supply sub-prime financing at attractive rates. Our title and insurance operations compete with other providers of title and insurance products to sell their products to purchasers of our homes, as well as to the general public. Many of these competitors have greater resources than we do.

     The results of operations of our Financial Services segment may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective home buyers to finance home purchases and/or curtail mortgage refinance activity. Although we expect that we would be able to make adjustments in our operations to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     The Financial Services operations are subject to extensive state and federal regulations, as well as rules and regulations of, and examinations by, FNMA, FHLMC, FHA, VA, Department of Housing and Urban Development, or HUD, GNMA and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing loans and providing title and other insurance products. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on our Financial Services operations, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees, loan amounts and premiums for title and other insurance. Certain of our Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC, GNMA and some state regulators.

     As an approved FHA mortgagee, CTX Mortgage Company, LLC is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Our title and insurance operations are subject to examination by state authorities. Mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act and regulations promulgated under such statutes, as well as other federal and state consumer credit laws. The Real Estate Settlement Procedures Act also applies to our insurance operations. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements seek to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, class action lawsuits by borrowers, administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

CONSTRUCTION SERVICES

     Construction Services provides a range of commercial contracting services, including construction management, general contracting, design-build and preconstruction services. As a general contractor or construction manager, Construction Services provides management personnel for the construction of facilities. Occasionally, Construction Services may perform some of the actual construction work on a project but will generally hire subcontractors to perform the majority of the work. For the fiscal year ended March 31, 2004, over 90% of contracted projects range in size from $10 million to $350 million.

     Historically, Construction Services has conducted its operations through its distinct, largely autonomous operating companies. Construction Services’ principal operating companies are Centex Construction Company, Inc., Centex Rodgers, Inc. and Centex-Rooney Construction Co., Inc. These operating companies serve various geographic locations and project niches. In fiscal 2004, Construction Services decided to exit the industrial construction market. Construction Services is currently transitioning to one common organizational structure with one brand, standardized operating policies and procedures and an emphasis on certain geographic markets and project niches in which it has expertise. As of March 31, 2004, Construction Services’ primary offices are located in the metropolitan areas of Dallas, Nashville, Ft. Lauderdale, Charlotte and Washington D.C.

     Construction contracts are primarily procured under one of two methods: negotiated (qualifications-based selection) or competitive bid (price-based selection). At March 31, 2004, approximately 88% of backlog was procured under the negotiated method. The backlog at March 31, 2004 was $1.75 billion compared to $1.52 billion at March 31, 2003. Approximately $1.22 billion of the backlog at March 31, 2004 is projected to be constructed and the related revenues recognized during fiscal year 2005. We define backlog as the uncompleted portion of all signed contracts.

     The following table summarizes the backlog as of March 31, 2004 by industry segment:

Industry Segment	% of Backlog
Education	19%
Healthcare	19%
Military Housing	19%
Corrections	13%
Government	8%
Transportation	8%
Corporate Office Buildings	5%
Hospitality	3%
Other	6%

Total	100%

Competition and Other Factors

     The construction industry is very competitive, and Construction Services competes with numerous local, regional and national contractors depending upon the nature of the project. Top-tier construction firms distinguish themselves from regional and local firms based on their project resumes, reputation and financial strength. Construction Services focuses on maintaining a competitive advantage over other top-tier construction firms by utilizing disciplined decision making for market selection, project selection, risk assessment and pricing; providing excellence in customer service and recruiting top-quality, experienced industry personnel.

     Although national demand for commercial construction is relatively stable, individual markets do experience moderate cyclicality and can be sensitive to overall spending trends in the economy, changes in federal, state and local appropriations for construction projects, financing and capital availability for commercial real estate and competitive pressures on the availability and pricing of construction projects.

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

     Construction Services’ operations obtain materials and services from numerous sources. Our construction companies believe they can deal effectively with challenges they may experience relating to the supply or availability of materials and services.

INVESTMENT REAL ESTATE

     Investment Real Estate’s operations involve the development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Investment Real Estate historically conducted its operations directly and through our investment in the Partnership, which was accounted for under the equity method of accounting. The Partnership’s operations include domestic real estate operations and an international homebuilding business located in the United Kingdom. In February 2004, we acquired through merger transactions Holding and its subsidiary and the Partnership and its subsidiaries. Subsequent to the merger, we have consolidated the financial results of the Partnership; as a result, we have realigned our reporting for the Partnership, whereby the Partnership’s international homebuilding operations are included in our Home Building business segment. The Partnership’s domestic operations are reported in the Investment Real Estate business segment for periods through March 31, 2004. We have determined that no significant capital will be allocated to Investment Real Estate for new business development. Beginning April 1, 2004, the Investment Real Estate financial results will be included in our Other business segment.

     As of March 31, 2004, Investment Real Estate owned land located in Texas zoned for office, retail and residential uses. At March 31, 2004, Investment Real Estate also owned approximately 291,000 square feet of office buildings located in Texas, 222,000 square feet of office and industrial projects under development in California and Texas, and 381 apartment units under development in Florida.

EMPLOYEES

     The following table presents a breakdown of our employees as of March 31, 2004:

Business Segment	Employees
Home Building	7,636
Financial Services	5,938
Construction Services	1,474
Investment Real Estate	8
Other	1,476

Total	16,532

     The 1,476 Other employees include 1,322 employees of our home services operations, which provides home pest control services and 154 corporate employees. The 154 corporate employees are employed by Centex Corporation; all others are employees of our various subsidiaries.

AVAILABLE INFORMATION

     Anyone seeking information about our business operations and financial performance can receive copies of the 2004 Annual Report to Stockholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the Securities and Exchange Commission in Washington, D.C., without charge, by contacting our Corporate Communications office at (214) 981-6503; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com. In addition, all filings with the Securities and Exchange Commission, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings webcasts, can be accessed free of charge on our web site (www.centex.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, go to www.centex.com, select “Investor Relations” and select “SEC Filings.” The reference to our web site is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our web site are not incorporated in and should not otherwise be considered part of this Report.

ITEM 2.	PROPERTIES

     The following properties are used in the operation of our business:

     Centex Homes owns property in Dallas, Texas. This property consists of office and warehouse buildings situated on approximately 18 acres. Centex Homes also owns smaller parcels of land in rural areas of Ohio, Indiana, Pennsylvania, Florida, North Carolina, Minnesota and Washington. Situated on this land are sales offices for its Wayne Homes “on-your-lot” market segment. Home Building owns a building in Tamworth, Staffordshire, England used by its international operations.

     Financial Services owns property in Edmond, Oklahoma. This property consists of two office buildings situated on approximately 12 acres of a 20-acre parcel of land. The remaining eight acres of the parcel are being held for future development or possible sale.

     Investment Real Estate owns property in Dallas, Texas. This property consists of two office buildings and approximately seven acres of land. Home Equity is using one office building, and approximately 74% of the other office building is leased to Centex and its various subsidiaries.

     See “Item 1. Business” on pages 3-15 of this Report for additional information relating to the Company’s properties including land owned or controlled by our Home Building segment and land and buildings owned by our Investment Real Estate segment.

ITEM 3.	LEGAL PROCEEDINGS

     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

     In January 2003, Centex received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Centex Homes and 30 communities. Centex Homes has provided the requested information and the EPA has asserted that some of these and certain other communities have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Centex Homes has defenses to the allegations made by the EPA and is exploring methods of settling this matter.

     While the amount of civil penalties, if any, and the cost of injunctive relief, if any, are undetermined, the Company is confident that such amounts will not be material to its consolidated financial condition or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 25, 2004, we held a special meeting of stockholders. At the special meeting, the following matters were approved by stockholders:

(1)	Stockholders approved the proposal to amend the Restated Articles of Incorporation to increase Centex’s authorized common stock from 100 million shares to 300 million shares as set forth in Item 1 of the Centex Corporation Proxy Statement dated January 26, 2004. Voting results, which are stock split adjusted, are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
103,751,674	2,755,916	568,840	—

(2)	Stockholders approved the proposal to terminate the nominee agreement relating to the tandem trading of Holding’s and the Partnership’s equity interests with Centex common stock, as set forth in Item 2 of the Centex Corporation Proxy Statement dated January 26, 2004. Voting results, which are stock split adjusted, are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
92,025,216	1,161,598	629,792	—

EXECUTIVE OFFICERS OF CENTEX (See Item 10 of Part III of this Report)

     The following is an alphabetical listing of our executive officers as of May 28, 2004, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship between any of these officers.

Name	Age	Positions with Centex or Business Experience
Leldon E. Echols	48	Executive Vice President and Chief Financial Officer of Centex Corporation since June 2000; Partner and employee at Arthur Andersen LLP from December 1978 to May 2000

Timothy R. Eller	55	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of Centex Corporation (Chairman of the Board and Chief Executive Officer since April 2004; President and Chief Operating Officer since April 2002); Executive Vice President of Centex Corporation from August 1998 to April 2002; Chairman of the Board of Centex Real Estate Corporation from April 1998 to April 2003; Chief Executive Officer of Centex Real Estate Corporation from July 1991 to April 2002; President and Chief Operating Officer of Centex Real Estate Corporation from January 1990 to April 1998

Mark D. Kemp	42	Vice President and Controller of Centex Corporation since December 2002; Partner and employee at Arthur Andersen LLP from December 1983 to August 2002

Raymond G. Smerge	60	Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Centex Corporation (Executive Vice President since July 1997; Chief Legal Officer since September 1985; General Counsel and Secretary since April 1993; Vice President from September 1985 to July 1997)

Robert S. Stewart	50	Senior Vice President of Centex Corporation since May 2000; Employee at the Weyerhaeuser Company from March 1977 to May 2000, during which time he held a range of key management positions, including positions in strategic planning.

Jonathan R. Wheeler	52	Senior Vice President of Centex Corporation since May 2004; Senior Vice President of Centex Real Estate Corporation from October 1997 to May 2004

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Stock Prices and Dividends

	Year Ended March 31, 2004			Year Ended March 31, 2003
	Price			Price
	High	Low	Dividends	High	Low	Dividends
Quarter
First	$43.75	$26.78	$.02	$29.45	$24.45	$.02
Second	$41.48	$35.55	$.02	$29.60	$21.27	$.02
Third	$56.54	$38.55	$.02	$26.34	$19.16	$.02
Fourth	$58.40	$46.27	$.04	$28.79	$24.15	$.02

The principal market for our common stock is the New York Stock Exchange (ticker symbol CTX). The approximate number of record holders of our common stock at May 15, 2004 was 3,056.

On March 12, 2004, we completed a two-for-one stock split in the form of a 100 percent stock dividend to our stockholders of record as of February 29, 2004. All prior period stock prices and dividends per share have been restated to give retroactive application to the stock split.

Dividend amounts represent cash dividends per share paid by us quarterly on our common stock. Effectively, the stock split mentioned above doubled Centex’s dividend. We currently expect that comparable cash dividends will continue to be paid throughout fiscal year 2005.

The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is reported in Note (M), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements on pages 87-91 of this Report.

     The following table details our common stock repurchases for the three months ended March 31, 2004:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	Per Share	Announced Plan	the Plan

Period
January 1-31	No shares repurchased		4,349,600	1,672,800
February 1-29	396,000	$50.70	4,745,600	3,604,000
March 1-31	880,000	$55.17	5,625,600	2,724,000

On February 17, 2004, the Board of Directors increased our share repurchase authorization of common stock to 4,000,000 shares adjusted for the stock split discussed above. The total number of shares purchased in the above table represents shares of common stock repurchased pursuant to Board of Directors authorizations including the February 17, 2004 authorization and all prior authorizations. Purchases are made from time-to-time in the open market. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

     On May 29, 2003, Laurence E. Hirsch, an executive officer of Centex Corporation, converted a convertible debenture in the principal amount of $2.1 million into 400,000 shares of Centex Corporation common stock. Centex Corporation sold the debenture to Mr. Hirsch in May 1985. The 400,000 shares of common stock issued by Centex Corporation to Mr. Hirsch were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 3(a)(9) thereof, which exempts any security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2004	2003	2002	2001	2000
Revenues	$10,363,391	$8,428,705	$7,123,794	$6,138,577	$5,353,312
Earnings from Continuing Operations (2)	$777,131	$526,812	$358,402	$265,194	$192,021
Net Earnings	$827,686	$555,919	$382,226	$281,977	$257,132
Stockholders’ Equity	$3,050,225	$2,657,846	$2,116,773	$1,714,064	$1,419,349
Net Earnings as a Percentage of Beginning Stockholders’ Equity	31.1%	26.3%	22.3%	19.9%	21.5%
Total Assets	$16,068,568	$11,610,536	$8,985,455	$6,649,043	$4,038,740
Deferred Income Tax Assets	$157,678	$172,240	$166,346	$126,570	$106,489
Total Long-term Debt, Consolidated	$8,615,864	$6,181,543	$4,776,199	$2,758,118	$746,535

Debt (with Financial Services reflected on the equity method) (3)	$2,418,190	$2,024,953	$1,605,797	$1,182,250	$874,180
Financial Services’ Debt	8,302,190	4,998,819	3,485,027	2,054,898	415,327

Total Debt, Consolidated	$10,720,380	$7,023,772	$5,090,824	$3,237,148	$1,289,507

Capitalization (with Financial Services reflected on the equity method) (3) (4)	$5,802,931	$4,683,755	$3,724,827	$2,901,394	$2,350,728
Financial Services Capitalization (4)	8,820,005	5,380,226	3,797,355	2,323,155	620,080
Consolidation Eliminations	(516,280)	(379,671)	(310,353)	(266,124)	(202,931)

Total Capitalization, Consolidated	$14,106,656	$9,684,310	$7,211,829	$4,958,425	$2,767,877

Debt as a Percentage of Capitalization (4)
With Financial Services reflected on the equity method (3)	41.7%	43.2%	43.1%	40.7%	37.2%
Consolidated	76.0%	72.5%	70.6%	65.3%	46.6%

Per Common Share (5)
Earnings from Continuing Operations (2)
Per Share — Basic	$6.30	$4.33	$2.96	$2.25	$1.62
Earnings from Continuing Operations (2)
Per Share — Diluted	$6.01	$4.18	$2.87	$2.18	$1.58
Net Earnings Per Share — Basic	$6.71	$4.57	$3.16	$2.39	$2.17
Net Earnings Per Share — Diluted	$6.40	$4.41	$3.06	$2.32	$2.11
Cash Dividends	$.10	$.08	$.08	$.08	$.08
Book Value Based on Shares Outstanding at Year End	$24.87	$21.84	$17.30	$14.30	$12.07

Average Shares Outstanding
Basic	123,382,068	121,564,084	121,121,576	118,190,806	118,616,316
Diluted	129,392,821	126,116,312	125,058,294	121,321,770	121,857,960

Stock Prices
High	$58.40	$29.60	$31.55	$23.10	$21.44
Low	$26.78	$19.16	$14.02	$10.32	$8.75

(1)	The selected financial data presented in this table for the periods covered by the financial statements included in this Report and all prior periods have been adjusted to reflect our Construction Products operations (spun off in January 2004) and our manufactured housing operations (spun off in June 2003) as discontinued operations.

(2)	Earnings from Continuing Operations are Before Cumulative Effect of a Change in Accounting Principle. For more detailed discussion of the change in accounting principle, see Note (F), “Indebtedness” of the Notes to Consolidated Financial Statements on pages 74-78 of this Report.

(3)	Represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

(4)	Capitalization is composed of Debt, Negative Goodwill, Minority Interest and Stockholders’ Equity. Minority interest in fiscal 2004 includes $332.7 million of minority interests recorded in connection with the consolidation of certain entities with which Home Building has lot option agreements. Negative Goodwill arose in conjunction with the combination of Centex Real Estate Corporation with Vista Properties, Inc. in the fiscal year ended March 31, 1997. Fiscal years 2001 and 2000 include the accretion of negative goodwill to earnings as a reduction of costs and expenses. During fiscal 2001, negative goodwill was fully accreted.

(5)	On March 12, 2004, we completed a two-for-one stock split in the form of a 100 percent stock dividend to our stockholders of record as of February 29, 2004. All prior period stock prices, dividends and earnings per share have been restated to give retroactive application to the stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     The following summarizes our results for the three-year period ended March 31, 2004:

Revenues

04 03 02 Total 10,363 8,429 7,124 Home Building 7,600 5,923 4,972 Financial Services 1,048 855 700 Construction Services 1,596 1,518 1,296 Other 119 133 156

Earnings (Loss) from Continuing Operations Before Income Tax and Cumulative Effect of a Change in Accounting Principle

04 03 02 Total 1,149 747 580 Home Building 1,005 652 499 Financial Services 230 162 115 Construction Services 17 31 36 Other (103) (98) (70)

     Other consists of the financial results of Investment Real Estate, home services operations, corporate general and administrative expense and interest expense.

     Fiscal year 2004 represents our eighth consecutive year of growth in revenues and earnings from continuing operations. As outlined in the charts above, in 2004 revenues increased 23% to $10.36 billion and earnings from continuing operations increased 54% to $1.15 billion. The increase in revenues and operating earnings is primarily the result of the operating results of our Home Building segment, complemented by improved operating results of our Financial Services segment. The growth in operating earnings from these segments was offset, to a much lesser extent, by a decline in operating earnings of our Construction Services segment. In addition to the execution of our organic growth strategy in our primary business segments (Home Building, Financial Services and Construction Services), in fiscal year 2004, we also (i) distributed $0.46 per share, split adjusted, in value to our stockholders through the spin-off of substantially all of our manufactured housing operations, (ii) distributed $5.29 per share, split adjusted, in value to our stockholders through the spin-off of our Construction Products segment, (iii) repurchased 3,426,200 shares of common stock and (iv) completed a two-for-one stock split, without changing the per share dividend, effectively doubling our cash dividend to stockholders beginning in the fourth quarter.

     Home Building’s organic growth strategy is driven primarily by growth in neighborhoods open for sale, increases in closings per neighborhood, increases in average selling prices, and continued improvements in operating margins. Over the last two fiscal years, Home Building’s domestic operations have increased average neighborhood count from 474 to 558 and closings per average neighborhood from 48.4 to 54.4. Over that same period of time, operating margins have also improved from 9.8% to 12.8%.

     The overall demand for housing in the United States remains favorable, and is driven by population growth, demographics, immigration, household formations and increasing home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. The highly fragmented homebuilding industry in the United States is in the early stages of a consolidation phase. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. As of 2003, the 10 largest homebuilders were producing approximately 15.1% of the nation’s new housing stock. We believe industry consolidation will continue to be an important growth factor over the next decade or more as large homebuilders realize the benefits of size, such as capital strength, more efficient operations and technological advantages.

     Currently, we have homebuilding operations in 45 of the 50 largest housing markets in the United States. We have largely completed our geographic diversification plan and are now focused primarily on further penetration in our existing markets.

     Financial Services’ operating results over the last two years have been favorably impacted by increases in loan originations reflective of a favorable mortgage interest rate environment and improvements in interest spread. The favorable rate environment also created substantial refinance activity. Thirty-year conventional mortgage fixed interest rates were 5.45%, 5.75% and 7.01% as of March 31, 2004, 2003 and 2002 respectively. In addition to the increases in loan originations, the Financial Services operations have also improved their operating leverage, which has had a positive effect on their operating earnings. Our Financial Services segment will continue to focus on serving the customers of our Home Building segment and increasing the percentage of conforming mortgage loans provided to them. For the year ended March 31, 2004, our conforming mortgage business financed approximately 74% of our Home Building non-cash unit closings. In addition, the Financial Services growth model includes plans to increase the number of loan officers originating Retail loans and improve their productivity. Our conforming mortgage lending business is a fee-based business with low capital requirements. Our Financial Services segment also includes our sub-prime home equity lending operations, which is a portfolio-based model that produces more predictable earnings. Our sub-prime home equity loans are obtained through our organically grown origination channels using centrally controlled product, pricing and underwriting.

     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective home buyers to finance home purchases and/or curtail mortgage refinance activity. Although we expect that we would be able to make adjustments in our operations to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     Our Construction Services segment operating earnings have decreased over the last two years as a result of challenges in the overall commercial construction industry. Industry conditions have created increased pricing pressure on construction companies, which in turn has reduced our Construction Services operating margins. However, revenues have increased over the last two years due to our focus on increasing market share. The commercial construction environment remains challenged but is showing signs of improvement as evidenced by the increase in backlog. At March 31, 2004, the backlog was $1.75 billion, an increase of 14.9% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments to achieve growth in revenues and operating earnings.

     In fiscal year 2004, we consummated several transactions the most significant of which were the spin-offs to our stockholders of substantially all of our manufactured housing operations on June 30, 2003 and our entire ownership interest in Construction Products, a former majority owned subsidiary, on January 30, 2004. Since the dates of the spin-offs, the assets and liabilities of manufactured housing and Construction Products are no longer included in our consolidated balance sheet, their revenues and earnings are no longer included in our consolidated results of continuing operations, and we no longer operate in the Construction Products business segment. Manufactured housing and Construction Products are reported as discontinued operations in our consolidated financial statements contained in this Report.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

HOME BUILDING

     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2004 (dollars in millions except per unit data and lot information):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues — Housing	$7,438.0	27.8%	$5,818.8	18.9%
Revenues — Land Sales and Other	161.5	55.4%	103.9	34.2%
Cost of Sales — Housing	(5,460.8)	25.2%	(4,362.7)	17.8%
Cost of Sales — Land Sales and Other	(146.4)	60.4%	(91.3)	40.7%
Selling, General and Administrative Expenses	(1,042.3)	22.7%	(849.2)	16.4%
Earnings from Unconsolidated Entities	55.3	71.7%	32.2	29.3%

Operating Earnings	$1,005.3	54.3%	$651.7	30.6%

Operating Earnings as a Percentage of Revenues	13.2%	NM	11.0%	NM

     Home Building’s results are derived from its domestic and international operations as described below.

Domestic

     Home Building’s domestic operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes. The following summarizes the results of our Home Building domestic operations for the two-year period ended March 31, 2004:

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Units Closed	30,358	14.9%	26,427	15.1%
Average Unit Sales Price	$242,465	10.1%	$220,183	3.0%
Operating Earnings Per Unit	$31,816	33.2%	$23,889	12.7%
Backlog Units	15,414	27.9%	12,050	28.6%
Average Operating Neighborhoods	558	7.5%	519	9.5%
Closings Per Average Neighborhood	54.4	6.9%	50.9	5.2%

Lots Owned	77,475	29.5%	59,844	37.5%
Lots Controlled	115,366	62.7%	70,926	39.6%

Total Lots Owned and Controlled	192,841	47.5%	130,770	38.6%

     Home Building’s financial performance is reflective of changes in the following performance indicators:

•	Growth in average neighborhoods

•	Growth in closings per average neighborhood

•	Increases in average unit sales price

•	Operating margin improvement

     The following summarizes changes in performance indicators for the year ended March 31, 2004 as compared to the prior year.

     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. The 7.5% growth in neighborhoods achieved in fiscal 2004 was down slightly from the prior year’s growth of 9.5%. During the year, we added 316 new neighborhoods and closed out of 308 neighborhoods. Our record fourth quarter sales resulted in some existing neighborhoods being “closed out” (i.e., all remaining units sold) earlier than anticipated. In addition, to maximize our pricing opportunities, we delayed the opening of other neighborhoods.

     The increase in closings per average neighborhood in fiscal 2004 was the result of higher sales rates due to our continued focus on market research, activity-based sales management and Internet marketing. Sales orders for the year were strong across all of our operating regions and totaled 33,722 units, an increase of 18% versus the prior year. Home closing volume also increased 15%, to 30,358 homes.

     Strong residential housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For fiscal 2004, average selling prices were up 10% to $242,465. Average selling prices, excluding California, were up 9% to $210,724 and California’s average selling price was up 13% to $445,462.

     Operating margins for our domestic homebuilding operations improved to 12.8% for the fiscal year from 10.7% in the prior year. Increased unit volume, average selling price increases and continued focus on lowering direct construction and selling, general and administrative costs resulted in margin improvement throughout the Home Building segment. National and regional purchasing programs and local cost reduction and efficiency efforts have helped offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources (primarily local vendors), and believe that we can deal effectively with the challenges we may experience relating to the supply or availability of materials, services and land.

     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while expanding margins.

     During the year, we continued to increase our land position to facilitate our short and longer term growth initiatives. Based on our current closing projections, our land position that is currently owned or controlled under option agreements at March 31, 2004 would produce approximately 100% of our projected closings for fiscal year 2005, 80% of our projected closings for fiscal year 2006, and 55% of our projected closings for fiscal year 2007.

International

     In February 2004, we acquired through merger transactions the Partnership, an investment previously accounted for on the equity method of accounting. Subsequent to the merger, international homebuilding operations of the Partnership have been consolidated with the Home Building segment. Prior period earnings related to the international homebuilding operations of the Partnership, previously reflected in our Investment Real Estate segment, have been reclassified to the Home Building segment to conform to the presentation subsequent to the merger. Our international homebuilding operations involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments throughout the United Kingdom. Included in Home Building’s operating results were revenues and operating earnings of $80.5 million and $14.1 million, respectively, for the one-month period subsequent to the merger transactions. Earnings from unconsolidated entities related to the international homebuilding operations of the Partnership were $25.3 million for the period from April 1, 2003 through February 29, 2004, the date of the merger, and $20.4 million for the fiscal year ended March 31, 2003.

FINANCIAL SERVICES

     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, sub-prime home equity lending and the sale of title insurance and various other insurance coverages.

     The following summarizes the results of our Financial Services operations for the two-year period ended March 31, 2004 (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues	$1,047.9	22.6%	$855.0	22.2%
Cost of Sales	(223.8)	21.3%	(184.5)	16.0%
Selling, General and Administrative Expenses	(593.8)	16.7%	(508.7)	19.4%

Operating Earnings	$230.3	42.3%	$161.8	41.1%

Interest Margin	$302.0	75.2%	$172.4	60.1%
Origination Volume	$19,036.7	15.4%	$16,497.4	13.5%
Number of Loans Originated	125,005	9.3%	114,382	6.6%
Number of Loan Applications	430,439	27.3%	338,136	35.8%

     Financial Services’ results are primarily derived from conforming mortgage lending and sub-prime home equity lending operations as described below.

Conforming Mortgage Lending

     The following summarizes the results of our Conforming Mortgage Lending operations for the two-year period ended March 31, 2004 (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues	$521.1	14.8%	$453.9	14.3%
Cost of Sales	(21.9)	212.9%	(7.0)	(50.7%)
Selling, General and Administrative Expenses	(333.4)	0.4%	(332.2)	13.2%

Operating Earnings	$165.8	44.6%	$114.7	28.0%

Interest Margin	$47.4	457.6%	$8.5	32.8%

Average Interest Earning Assets	$1,332.4	570.9%	$198.6	(18.5%)
Average Yield	5.99%	NM	7.18%	NM
Average Interest Bearing Liabilities	$1,246.2	841.2%	$132.4	(37.3%)
Average Rate Paid	1.59%	NM	4.08%	NM

     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived primarily from the sale of mortgage loans, inclusive of all servicing rights and, to a lesser extent, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on residential mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.

     Our business strategy of selling conforming loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the conforming mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans, holds them for a short period and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, is consolidated with our Financial Services segment. As a result of the consolidation of HSF-I, we recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. This cumulative effect of a change in accounting principle primarily represented the deferral of service release premium income, offset to a lesser extent by the deferral of certain loan origination costs, which was recognized as loans were sold into the secondary market. The consolidation of HSF-I resulted in an increase in our residential mortgage loans held for sale with a corresponding increase in our debt of approximately $1.32 billion at March 31, 2004. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003 are reflected in our financial statements. As a result of the consolidation, interest expense reflected as cost of sales in the table above increased approximately $15 million. HSF-I purchases mortgage loans, at closing, from CTX Mortgage Company, LLC with the proceeds from the issuance of securitized medium term notes, secured liquidity notes and subordinated certificates that are extendable for up to five years. CTX Mortgage Company, LLC and its related companies sold $16.25 billion of mortgage loans to investors during the year ended March 31, 2004. CTX Mortgage Company, LLC sold $10.55 billion of mortgage loans to HSF-I and other investors during the year ended March 31, 2003. CTX Mortgage Company, LLC and its related companies recognized gains on the sale of mortgage loans of $240.4 million and $254.5 million for the years ended March 31, 2004 and 2003, respectively.

     In the normal course of its activities, CTX Mortgage Company, LLC carries inventories of loans pending sale to third-party investors and earns an interest margin, that we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage Company, LLC uses HSF-I and short-term mortgage warehouse facilities to finance these inventories of loans. The significant increase in interest margin is due to the consolidation of HSF-I interest income and expense in our financial statements subsequent to June 30, 2003.

     The increase in revenues for the year ended March 31, 2004 is the result of an increase in the volume of loans originated and sold to the secondary market, and to a lesser extent, higher revenues from Title and Insurance operations. The following table provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2004:

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Origination Volume	$15,116.0	8.0%	$13,991.2	12.4%
Number of Loans Originated
Builder	20,865	15.1%	18,127	17.4%
Retail	67,481	1.0%	66,807	2.9%

	88,346	4.0%	84,934	5.7%

Number of Loan Applications
Builder	24,031	19.5%	20,103	23.0%
Retail	65,514	(6.3%)	69,883	16.1%

	89,545	(0.5%)	89,986	17.6%

Average Loan Size	$171,100	3.9%	$164,700	6.4%
Profit Per Loan	$1,839	34.3%	$1,369	20.4%

     The increase in loan originations is primarily reflective of an increase related to loans originated for Centex Homes’ buyers. CTX Mortgage Company, LLC originated 74% of the non-cash closings of Centex

Homes’ buyers, an increase of 1% from the prior year. Per-loan profit increased due to increased operational leverage as a result of the increase in the volume of originations, as well as an increase in Title and Insurance earnings.

     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Refinancing activity accounted for 39% and 42% of originations in 2004 and 2003, respectively. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective home buyers to finance home purchases and/or curtail mortgage refinance activity. Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects of any increase in mortgage interest rates by adding loan officers, improving their productivity and reducing costs.

Sub-Prime Home Equity Lending

     The following summarizes the results of our Sub-Prime Home Equity Lending operations for the two-year period ended March 31, 2004 (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues	$526.8	31.3%	$401.1	32.6%
Cost of Sales	(201.9)	13.7%	(177.5)	22.5%
Selling, General and Administrative Expenses:
Operating Expenses	(180.9)	27.8%	(141.6)	22.9%
Loan Loss Provision	(79.5)	127.8%	(34.9)	100.6%

Operating Earnings	$64.5	36.9%	$47.1	87.6%

Interest Margin	$254.6	55.3%	$163.9	61.8%

Average Interest Earning Assets	$5,592.2	43.6%	$3,895.5	48.4%
Average Yield	8.16%	NM	8.76%	NM
Average Interest Bearing Liabilities	$5,822.6	43.8%	$4,049.2	52.6%
Average Rate Paid	3.47%	NM	4.38%	NM

     The revenues of Centex Home Equity Company, LLC, or Home Equity, are derived primarily from interest income on mortgage loans held for investment. Home Equity’s operating earnings are derived primarily from the net interest margin on mortgage loans held for investment. The majority of Home Equity’s loan originations are securitized and accounted for as borrowings; interest is recorded over the life of the loans using the interest, or actuarial method; the mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. We commonly refer to these securitized mortgage loans as portfolio accounting method loans. This structure of securitizations has been utilized since April 1, 2000. Previous loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. Under this structure, Home Equity retained a residual interest in, as well as the servicing rights to, the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. Our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations, which were accounted for as sales. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. The change in structure of the securitizations has no effect on the ultimate cash flow and profit recognized over the life of the mortgages. However, the change in accounting for securitizations did affect the timing of profit recognition. Interest margin, which is recognized over the life of the loan, is now Home Equity’s primary source of operating income as compared to gain on sale of loans, which previously was recognized upon securitization. Home equity loans are securitized to provide a low cost method for funding our mortgage operations and to reduce our interest rate exposure on fixed rate loans. In addition to Home Equity’s mortgage loans held for investment, in fiscal year 2004, Home Equity sold 2% of its mortgage loans originated to a government sponsored enterprise, which were accounted for as sales.

     The revenues of Home Equity increased for the year ended March 31, 2004 as a result of continued growth in our portfolio of residential mortgage loans held for investment. Interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans, increased primarily as a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans.

     Average interest earning assets and liabilities increased primarily due to an increase in the volume of loan originations and an increase in average loan size (see table below). The fact that the average rate paid on interest bearing liabilities decreased significantly more than the decrease of the yield earned on interest earning assets, coupled with the increase in originations resulted in the increase in net interest margin.

     The following summarizes Home Equity’s portfolio of mortgage loans, based on the securitization structure, as of March 31, 2004 and 2003:

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	76,215	24.8%	61,073	35.1%
Other	10,858	(18.5%)	13,329	(24.4%)

Total	87,073	17.0%	74,402	18.4%

Dollars in billions
Portfolio Accounting Method	$6.50	40.1%	$4.64	42.8%
Other	0.64	(23.8%)	0.84	(25.0%)

Total	$7.14	30.3%	$5.48	25.4%

     The following table provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2004:

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Origination Volume	$3,920.7	56.4%	$2,506.2	19.8%
Number of Loans Originated	36,659	24.5%	29,448	9.2%
Number of Loan Applications	340,894	37.4%	248,150	43.9%

Average Loan Size	$106,900	25.6%	$85,100	9.7%

     The increase in origination volume was due to an increase in the average loan size and an increase in the overall sales force, which resulted in an increase in the number of loan applications received.

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

     Home Equity’s selling, general and administrative expenses increased as a result of Home Equity’s growth. Home Equity’s increase in loan production volume, the expansion of its branch offices and the increase in the number of its employees are directly related to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures. The remainder of the increase was due to an increase in the provision for loan losses.

     The increase in the provision for losses in fiscal 2004 occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the provision for losses, the loans charged off and the allowance ratios to continue to increase. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates — Valuation of Residential Mortgage Loans Held for Investment” on page 46 of this Report. Changes in the allowance for losses is included in Note (C), “Allowance for Losses on Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements on page 72 of this Report.

     The primary risks in Home Equity’s operations are consistent with those of the financial services industry and include credit risk associated with its loans, liquidity risk related to funding its loans and interest rate risk prior to securitization of the loans. In addition, it is also subject to prepayment risks (principal reductions in excess of contractually scheduled reductions) associated with loans securitized prior to April 2000. See Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements on pages 62-71 of this Report.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2004 (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues	$1,596.3	5.2%	$1,517.9	17.1%

Operating Earnings	$16.4	(46.6%)	$30.7	(15.2%)

New Contracts Executed	$1,823	112.7%	$857	(41.1%)
Backlog of Uncompleted Contracts	$1,746	14.9%	$1,520	(30.3%)

     Operating earnings for Construction Services decreased as a result of depressed market conditions and the resulting pricing pressure. In addition, in fiscal 2004, Construction Services recorded a project loss of $4.5 million related to the construction of a distribution facility and incurred approximately $2.7 million of costs associated with its decision to exit the pharmaceutical and industrial construction markets. The increases in new contracts executed and backlog of uncompleted contracts were the result of our strategy to increase market share by focusing on key geographic markets and certain industry markets. Construction Services defines backlog as the uncompleted portion of all signed contracts.

     Construction Services has also been awarded work that is pending execution of a signed contract. At March 31, 2004 and 2003, such work, which is not included in backlog, was approximately $2.03 billion and $1.94 billion, respectively. There is no assurance that this awarded work will result in future revenues.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2004 (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues	$37.9	13.8%	$33.3	(37.6%)

Earnings from Unconsolidated Entities	$14.5	9.8%	$13.2	97.0%

Operating Earnings	$44.8	31.8%	$34.0	(5.0%)

     The changes in revenues and operating earnings were primarily related to the timing of property sales. Property sales contributed operating earnings of $30.8 million for the year ended March 31, 2004 and $18.3 million for the same period last year. The timing of sales is uncertain and can vary significantly from period to period. It is not currently anticipated that any significant capital will be allocated to Investment Real Estate for new business development. Effective April 1, 2004, Investment Real Estate will be included in the Other segment.

OTHER

     Our Other segment includes our home services operations, corporate general and administrative expense and interest expense. In June 2003, we spun off substantially all of our investment in manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, manufactured housing operations are reflected as a discontinued operation and not included in the segment information below.

     Other consisted of the following (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Operating Loss from home services	$(2.3)	(76.0%)	$(9.6)	(340.0%)
Corporate General and Administrative Expenses	(105.5)	75.0%	(60.3)	20.1%
Interest Expense	(39.9)	(33.8%)	(60.3)	2.9%
Other	—	(100.0%)	(0.6)	—%

Operating Loss	$(147.7)	12.9%	$(130.8)	24.1%

     The decrease in our home services division’s operating loss in fiscal 2004 is primarily due to an $8.0 million provision recorded in the fourth quarter of fiscal 2003 to reduce the carrying value of its remaining home security monitoring assets to estimated fair value. Our home services operations sold substantially all of its remaining security monitoring assets in fiscal 2004. The sale of these operations did not have a material effect on home services’ operating loss in fiscal 2004.

     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The increase in corporate general and administrative expenses is primarily related to compensation increases reflective of additional personnel to support the growth in our operations and higher performance-related compensation levels due to the expensing of stock options and increases in our earnings and returns. In addition, in fiscal 2004, we recorded an incremental $16 million in employee compensation related to acceleration of certain executive compensation costs for the March 31, 2004 retirement of an executive officer.

     Total interest costs, including interest expensed and relieved to Home Building’s costs and expenses and excluding interest to Financial Services, for the years ended March 31, 2004 and 2003, were $129.0 million and $109.8 million, respectively. The increase in total interest costs is primarily related to an increase in average debt outstanding for the fiscal year 2004, as compared to the prior year. This increase is offset by slightly lower borrowing costs in the fiscal year 2004, as compared to the prior year. For additional discussion of interest costs, see Note (A), “Significant Accounting Policies” of the Notes to Consolidated Financial Statements on pages 62-71 of this Report.

     Our effective tax rate related to continuing operations increased to 32% from 30% in the prior year primarily due to the decrease in the utilization of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003. We expect that the effective tax rate will increase in fiscal 2005 to approximately 35%. The expected increase in the effective tax rate is primarily due to the reduction of net operating loss carryforwards available to offset future taxable income.

DISCONTINUED OPERATIONS

     In June 2003, we spun off to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off to our stockholders our entire equity interest in Construction Products. As a result of the spin-offs, the earnings from these operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the March 31, 2004 presentation.

     For the years ended March 31, 2004 and 2003, discontinued operations had revenues of $461.9 million and $643.2 million and operating earnings of $49.9 million and $47.5 million, respectively. In connection with the tax-free distribution of our interests in Construction Products, we recognized, as a component of discontinued operations, a tax benefit of $33.5 million. The tax benefit is a result of the reversal of a deferred tax liability for the difference between the financial carrying amount of our investment in Construction Products and the respective tax basis, which was no longer required given the tax-free nature of the distribution. In connection with the spin-offs, we recorded a dividend to stockholders of $420.3 million representing our net investments in manufactured housing operations and Construction Products on the respective spin-off dates.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

HOME BUILDING

     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2003 (dollars in millions except per unit data and lot information):

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Revenues — Housing	$5,818.8	18.9%	$4,894.8	15.1%
Revenues — Land Sales and Other	103.9	34.2%	77.4	(24.3%)
Cost of Sales — Housing	(4,362.7)	17.8%	(3,703.9)	12.5%
Cost of Sales — Land Sales and Other	(91.3)	40.7%	(64.9)	12.3%
Selling, General and Administrative Expenses	(849.2)	16.4%	(729.4)	18.6%
Earnings from Unconsolidated Entities	32.2	29.3%	24.9	8,400.0%

Operating Earnings	$651.7	30.6%	$498.9	27.8%

Operating Earnings as a Percentage of Revenues	11.0%	NM	10.0%	NM

Domestic

     The following summarizes the results of our Home Building domestic operations for the two-year period ended March 31, 2003:

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Units Closed	26,427	15.1%	22,960	11.1%
Average Unit Sales Price	$220,183	3.0%	$213,738	3.8%
Operating Earnings Per Unit	$23,889	12.7%	$21,193	12.2%
Backlog Units	12,050	28.6%	9,371	1.1%
Average Operating Neighborhoods	519	9.5%	474	3.7%
Closings Per Average Neighborhood	50.9	5.2%	48.4	7.1%

Lots Owned	59,844	37.5%	43,513	16.6%
Lots Controlled	70,926	39.6%	50,819	17.8%

Total Lots Owned and Controlled	130,770	38.6%	94,332	17.2%

     Revenues increased for the year ended March 31, 2003 primarily due to an increase in units closed and higher unit sales prices. The increase in units closed was the result of a higher number of operating neighborhoods in fiscal 2003 versus fiscal 2002. The increase in the unit sales price was largely driven by higher selling prices in the Washington, D.C., New Jersey and California markets.

     Cost of sales was 75.2% of revenues for the year ended March 31, 2003 compared to 75.8% of revenues for the same period in the prior year. The decrease in cost of sales as a percentage of revenue is a result of higher per unit sales price and ongoing cost reduction efforts. The increase in selling, general and administrative expenses was due to incremental costs associated with closing more homes and higher personnel costs to support Home Building’s growth in neighborhoods.

     As a result of the increase in revenues, decrease in cost of sales as a percentage of revenues, and the continued leverage of the selling, general and administrative expenses discussed above, operating earnings for the year ended March 31, 2003 were 10.7% of revenues compared to operating earnings of 9.8% of revenues for the same period last year.

     Units in backlog increased due to an increase in neighborhoods and an increase in sales versus the prior year.

     Included in Home Building’s financial results is equity in earnings of the Partnership’s international operations of $20.4 million and $12.3 million for the years ended March 31, 2003 and 2002, which was reclassified from the Investment Real Estate segment to conform to the fiscal year 2004 presentation.

FINANCIAL SERVICES

     The following summarizes the results of our Financial Services operations for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Revenues	$855.0	22.2%	$699.8	50.9%
Cost of Sales	(184.5)	16.0%	(159.1)	71.8%
Selling, General and Administrative Expenses	(508.7)	19.4%	(426.0)	21.3%

Operating Earnings	$161.8	41.1%	$114.7	482.2%

Interest Margin	$172.4	60.1%	$107.7	245.2%
Origination Volume	$16,497.4	13.5%	$14,537.9	37.2%
Number of Loans Originated	114,382	6.6%	107,339	23.1%
Number of Loan Applications	338,136	35.8%	249,030	13.5%

Conforming Mortgage Lending

     The following summarizes the results of our Conforming Mortgage Lending operations for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Revenues	$453.9	14.3%	$397.2	30.8%
Cost of Sales	(7.0)	(50.7%)	(14.2)	(21.5%)
Selling, General and Administrative Expenses	(332.2)	13.2%	(293.4)	16.6%

Operating Earnings	$114.7	28.0%	$89.6	163.5%

Interest Margin	$8.5	32.8%	$6.4	700.0%

Average Interest Earning Assets	$198.6	(18.5%)	$243.7	11.1%
Average Yield	7.18%	NM	7.86%	NM
Average Interest Bearing Liabilities	$132.4	(37.3%)	$211.0	9.2%
Average Rate Paid	4.08%	NM	5.57%	NM

     Our business strategy of selling conforming loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the conforming mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans, holds them for a short period and sells them to HSF-I and investors. HSF-I was an unaffiliated entity that was not consolidated with Financial Services or Centex Corporation and subsidiaries at March 31, 2003. HSF-I purchases mortgage loans, at closing, from CTX Mortgage Company, LLC with the proceeds from the issuance of securitized medium term notes, secured liquidity notes and subordinated certificates that are extendable for up to five years. The debt, interest income and interest expense of HSF-I were not reflected in the financial statements of Financial Services or Centex Corporation and subsidiaries at March 31, 2003. CTX Mortgage Company, LLC sold $10.55 billion and $10.20 billion of mortgage loans to HSF-I and repurchased $6.9 million and $1.1 million of delinquent or foreclosed mortgage loans from HSF-I during the years ended March 31, 2003 and 2002, respectively. CTX Mortgage Company, LLC recognized gains on the sale of mortgage loans of $254.5 million and $188.9 million for the years ended March 31, 2003 and 2002, respectively.

     The increase in revenues for the year ended March 31, 2003 is primarily related to an increase in CTX Mortgage Company, LLC originations as well as higher revenue from Title and Insurance operations. The increase in originations and Title and Insurance revenues was due, in large part, to an increase in mortgage loans originated for Centex Homes’ buyers and an increase in refinancing business.

     In the normal course of its activities, CTX Mortgage Company, LLC carries inventories of loans pending sale to third-party investors and earns an interest margin, that we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage Company, LLC uses short-term mortgage warehouse facilities to finance these inventories of loans. The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted above led to an increase in net interest margin.

     The following table provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2003:

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Origination Volume ($ in millions)	$13,991.2	12.4%	$12,445.5	40.1%
Number of Loans Originated
Builder	18,127	17.4%	15,435	23.4%
Retail	66,807	2.9%	64,949	34.6%

	84,934	5.7%	80,384	32.3%

Number of Loan Applications
Builder	20,103	23.0%	16,344	4.8%
Retail	69,883	16.1%	60,188	9.3%

	89,986	17.6%	76,532	8.3%

Average Loan Size	$164,700	6.4%	$154,800	5.9%
Profit Per Loan	$1,369	20.4%	$1,137	103.0%

     Per-loan profit increased due to increased operational leverage as a result of the increase in the volume of originations, as well as an increase in Title and Insurance revenues and an improvement in the spread between the weighted-average coupon rate of loans originated by CTX Mortgage Company, LLC and its cost of funds.

Sub-Prime Home Equity Lending

     The following summarizes the results of our Sub-Prime Home Equity Lending operations for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Revenues	$401.1	32.6%	$302.6	89.2%
Cost of Sales	(177.5)	22.5%	(144.9)	94.5%
Selling, General and Administrative Expenses:
Operating Expenses	(141.6)	22.9%	(115.2)	21.0%
Loan Loss Provision	(34.9)	100.6%	(17.4)	286.7%

Operating Earnings	$47.1	87.6%	$25.1	275.5%

Interest Margin	$163.9	61.8%	$101.3	233.2%

Average Interest Earning Assets	$3,895.5	48.4%	$2,625.1	152.7%
Average Yield	8.76%	NM	9.38%	NM
Average Interest Bearing Liabilities	$4,049.2	52.6%	$2,653.9	164.8%
Average Rate Paid	4.38%	NM	5.46%	NM

     The revenues and operating earnings of Centex Home Equity Company, LLC, or Home Equity, are derived primarily from interest margin on mortgage loans held for investment. The majority of Home Equity’s loan originations are securitized and accounted for as borrowings; interest is recorded over the life of the loans using the interest, or actuarial method; the mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. We commonly refer to these securitized mortgage loans as portfolio accounting method loans. This structure of securitizations has been utilized since April 1, 2000. Previous loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. Under this structure, Home Equity retained a residual interest in, as well as the servicing rights to, the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. The change in structure of the securitizations has no effect on the ultimate cash flow and profit recognized over the life of the mortgages. However, the change in accounting for securitizations did affect the timing of profit recognition. Interest margin, which is recognized over the life of the loan, is now Home Equity’s primary source of operating income as compared to gain on sale of loans, which previously was recognized upon securitization. Home equity loans are securitized to provide a low cost method for funding our mortgage operations and to reduce our interest rate exposure on fixed rate loans.

     The revenues of Home Equity, increased in fiscal 2003 as a result of continued growth in our portfolio of residential mortgage loans held for investment. Interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans, increased primarily as a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans.

     Average interest earning assets and liabilities increased primarily due to an increase in the volume of loan originations and an increase in average loan size (see table below). The fact that the average rate paid on interest bearing liabilities decreased significantly more than the yield earned on interest earning assets decreased and the increase in originations noted below resulted in the increase in net interest margin.

     The following summarizes Home Equity’s portfolio of mortgage loans, based on the securitization structure, as of March 31, 2003 and 2002:

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	61,073	35.1%	45,211	70.5%
Other	13,329	(24.4%)	17,622	(24.0%)

Total	74,402	18.4%	62,833	26.4%

Dollars in billions
Portfolio Accounting Method	$4.64	41.5%	$3.28	85.3%
Other	0.84	(22.9%)	1.09	(27.3%)

Total	$5.48	25.4%	$4.37	33.6%

     The following table provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2003:

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Origination Volume	$2,506.2	19.8%	$2,092.4	21.8%
Number of Loans Originated	29,448	9.2%	26,955	2.0%
Number of Loan Applications	248,150	43.9%	172,498	16.0%

Average Loan Size	$85,100	9.7%	$77,600	19.4%

     The increase in origination volume was due to an increase in average loan size. The slight increase in the number of originations relative to the larger increase in total applications is reflective of Home Equity’s continued adherence to its credit underwriting guidelines.

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

     Home Equity’s selling, general and administrative expenses increased as a result of Home Equity’s growth. Home Equity’s increase in loan production volume, the expansion of its branch offices and the increase in the number of its employees are directly related to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures. The remainder of the increase was due to an increase in the provision for loan losses.

     The increase in the provision for losses occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the provision for losses, the loans charged off and the allowance ratios to continue to increase. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates — Valuation of Residential Mortgage Loans Held for Investment” on page 46 of this Report. Changes in the allowance for losses is illustrated in Note (C), “Allowance for Losses on Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements on page 72 of this Report.

     The primary risks in Home Equity’s operations are consistent with those of the financial services industry and include credit risk associated with its loans, liquidity risk related to funding its loans and interest rate risk prior to securitization of the loans. In addition, as Home Equity services its loans, it is also subject to customer prepayment risks, which would curtail Home Equity’s servicing and interest income related to the respective prepaid loan.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Revenues	$1,517.9	17.1%	$1,296.0	0.4%

Operating Earnings	$30.7	(15.2%)	$36.2	17.2%

New Contracts Executed	$857	(41.1%)	$1,455	(24.6%)
Backlog of Uncompleted Contracts	$1,520	(30.3%)	$2,180	7.8%

     The increase in revenues was primarily the result of a shift in the stage of completion of certain longer-term construction contracts. Additionally, in fiscal 2003, we had a greater volume of shorter-term construction contracts as compared to the prior year. Operating earnings for the group decreased primarily as a result of a decrease in project margins reflective of the current construction environment. In addition, in fiscal 2003, Construction Services recorded a project profit write-down of $2.1 million related to a single project and a $2.4 million write-down of a long-lived asset. The decreases in new contracts executed and backlog of uncompleted contracts were the result of reduced activity in the commercial construction industry and delays in the execution of contracts for awarded projects. Future operating margins and earnings are likely to be impacted by this reduced activity and our lower backlog.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the two-year period ended March 31, 2003 (dollars in millions):

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Revenues	$33.3	(37.6%)	$53.4	90.0%

Earnings from Unconsolidated Entities	$13.2	97.0%	$6.7	36.7%

Operating Earnings	$34.0	(5.0%)	$35.8	(29.7%)

     The changes in revenues and operating earnings were primarily related to the timing of property sales. Property sales contributed operating earnings of $18.3 million for the year ended March 31, 2003 and $35.8 million for the same period last year. The timing of sales is uncertain and can vary significantly from period to period.

OTHER

     Our Other segment includes corporate general and administrative expense and interest expense. Also included in our Other segment are our home services operations, which are not material for purposes of segment reporting.

	For the Years Ended March 31,
	2003		2002
		% Change		% Change
Operating (Loss) Earnings from home services	$(9.6)	(340.0%)	$4.0	(11.1%)
Corporate General and Administrative Expenses	(60.3)	20.1%	(50.2)	36.0%
Interest Expense	(60.3)	2.9%	(58.6)	8.3%
Other	(0.6)	—%	(0.6)	20.0%

Operating Loss	$(130.8)	24.1%	$(105.4)	21.1%

     The decrease in our home services division’s operating earnings in fiscal 2003 is primarily due to higher general and administrative expenses, including higher marketing costs, and an $8.0 million provision in the fourth quarter to reduce the carrying value of its remaining home security assets to estimated fair value. Our home services operations sold its chemical lawn care business in the second quarter. The sale of this business did not have a material effect on home services’ operating earnings.

     Corporate general and administrative expense represents compensation and other costs not identifiable with a specific segment. The increase in corporate general and administrative expense is primarily related to an increase in personnel and higher compensation resulting from continued improvements in our performance.

     Our effective tax rate decreased to 30% for the year ended March 31, 2003 from 38% for the year ended March 31, 2002. The decrease in the effective tax rate is primarily the result of the utilization of net operating loss carryforwards during fiscal 2003.

DISCONTINUED OPERATIONS

     In June 2003, we spun off to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off to our stockholders our entire equity interest in Construction Products. As a result of the spin-offs, the earnings of these operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the March 31, 2004 presentation. For the years ended March 31, 2003 and 2002, discontinued operations had revenues of $643.2 million and $593.0 million and operating earnings of $47.5 million and $38.5 million, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by the operating, investing and financing activities for the years March 31, 2004, 2003 and 2002 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” on pages 58-59 of this Report for the detail supporting this summary.

	For the Years Ended March 31,
	2004	2003	2002
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(332,931)	$(54,859)	$28,997
Investing Activities	(33,361)	31,127	(227,946)
Financing Activities	99,381	281,645	342,001
Effect of Exchange Rate on Cash	692	—	—

	(266,219)	257,913	143,052

Financial Services
Operating Activities	1,090,135	(39,443)	185,525
Investing Activities	(1,931,321)	(1,412,615)	(1,506,841)
Financing Activities	844,373	1,440,015	1,336,676

	3,187	(12,043)	15,360

Centex Corporation and Subsidiaries
Operating Activities	689,515	(3,579)	57,909
Investing Activities	(1,896,493)	(1,545,988)	(1,604,094)
Financing Activities	943,254	1,795,437	1,704,597
Effect of Exchange Rate on Cash	692	—	—

Net Increase (Decrease) in Cash	$(263,032)	$245,870	$158,412

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of medium-term notes and other debt securities. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During fiscal 2004, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.

     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. Effective June 30, 2003, Financial Services consolidated $2.48 billion of HSF-I’s residential mortgage loans held for sale. The initial consolidation of HSF-I was not reflected in the Statements of Consolidated Cash Flows, as it was a non-

cash transaction. As these mortgage loans have been sold in the secondary market, an inflow of cash from operating activities has occurred. During fiscal 2004, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. For additional discussion on the consolidation of HSF-I in June 2003, see Note (F), “Indebtedness,” of the Notes to Consolidated Financial Statements on pages 74-78 of this Report. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Our future cash requirements are illustrated in the following table of contractual obligations as of March 31, 2004 (in thousands):

	Payments Due by Period
	Less Than			More Than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total

Centex
Long-term Debt(1)	$34,916	$790,819	$377,840	$1,372,545	$2,576,120
Capital Leases	409	660	305	151	1,525
Operating Leases	33,728	59,667	47,815	40,480	181,690
Purchase Obligations	22,322	—	—	—	22,322

	91,375	851,146	425,960	1,413,176	2,781,657

Financial Services(2)
Long-term Debt	2,043,473	3,282,993	1,041,559	47,140	6,415,165
Operating Leases	23,181	31,158	16,031	27,921	98,291

	2,066,654	3,314,151	1,057,590	75,061	6,513,456

	$2,158,029	$4,165,297	$1,483,550	$1,488,237	$9,295,113

(1)	The amount of debt subject to a variable interest rate is $32.5 million, of which $23.3 million was based on the U.S. Libor rate of 1.09% at March 31, 2004 and $9.2 million was based on the U.K. Libor rate of 4.375% at March 31, 2004.

(2)	The amount of debt subject to a variable interest rate is $3.41 billion. The basis of the rate is U.S. Libor which was 1.09% at March 31, 2004.

     As outlined above, our primary contractual obligations are payments under long-term debt agreements and lease payments under operating leases. Purchase obligations primarily represent specific performance agreements of our Home Building segment that in essence may require us to purchase the land contingent upon the land seller meeting certain obligations, joint funding obligations and open purchase orders. Financial Services long-term debt associated with Home Equity includes Asset-Backed Certificates related to securitized residential mortgage loans structured as collateralized borrowings. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The contractual obligations of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     Our contractual obligations will be funded in the ordinary course of business through our operating cash flows and through our credit facilities. Centex Corporation currently has an investment-grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit ratings. We attempt to manage our debt levels in order to maintain investment-grade ratings. If, however, our debt ratings were downgraded, we would not have access to the commercial paper markets and might need to draw on our existing committed backup facility, which exceeds our commercial paper program size.

     Our existing credit facilities and available capacity as of March 31, 2004 are summarized below (dollars in thousands):

	Existing Credit		Available
	Facilities		Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000		$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000		80,351	(2)

	1,050,000	(3)	880,351

International homebuilding
Multi-Bank Revolving Credit Facility	182,620		82,179
Unsecured Credit Facility	36,524		36,524

	219,144		118,703	(4)

Financial Services
Unsecured Credit Facilities	125,000		125,000	(5)
Secured Credit Facilities	425,000		73,075	(6)
Harwood Street Funding I, LLC Facility	3,000,000		1,675,413
Harwood Street Funding II, LLC Facility	2,500,000		1,839,452

	6,050,000		3,712,940

	$7,319,144		$4,711,994	(7)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of March 31, 2004, there were no borrowings under this backup facility, and our $700 million commercial paper program had no amounts outstanding. We have not borrowed under this revolving credit facility since its inception.

(2)	This is a committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit under this facility may expire no later than August 2005.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a secured, committed, multi-bank revolving £100 million credit facility. This facility is not guaranteed by nor is there recourse to Centex Corporation. The international homebuilding operations also maintain an uncommitted, unsecured £20 million credit facility guaranteed by Centex Corporation.

(5)	Centex Corporation, CTX Mortgage Company, LLC and its related companies and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(6)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $165 million of committed secured mortgage warehouse facilities to finance mortgages. In April 2004, these facilities, which totaled $165 million, increased to $210 million. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(7)	The amount of available capacity consists of $4.55 billion of committed capacity and $162 million of uncommitted capacity as of March 31, 2004. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them for a period of 45 to 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes that are currently rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, (2) medium-term debt that is currently rated A1+ by

S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are currently rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.

     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $2.50 billion. HSF-II obtains funds through the sale of subordinated notes that are rated BBB by S&P, Baa2 by Moody’s, and BBB by Fitch, and short-term secured liquidity notes that are rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2004, we were in compliance with all of these covenants.

     As of March 31, 2004, our short-term debt was $2.10 billion, all of which was applicable to Financial Services. Excluding Financial Services, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper programs and from uncommitted bank facilities.

     During fiscal 2004, we issued senior notes in the aggregate principal amount of $300 million with an interest rate of 5.125%, maturing in fiscal year 2014. On May 5, 2004, we issued $350 million aggregate principal amount of senior notes with an interest rate of 5.70%, maturing in fiscal year 2015.

     Our outstanding debt (in thousands) as of March 31, 2004 was as follows (due dates are presented in fiscal years)(1):

Centex
Senior Debt:
Medium-term Note Programs, weighted-average 4.67%, due through 2007	$258,000
Long-term Notes, weighted-average 6.73%, due through 2014	1,808,332
Other Indebtedness, weighted-average 3.13%, due through 2010	152,152
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,763
Subordinated Debentures, 7.38%, due in 2006	99,943

2,418,190

Financial Services
Short-term Debt:
Short-term Notes Payable	601,718
Harwood Street Funding I and II, LLC Secured Liquidity Notes	1,502,798
Home Equity Asset-Backed Certificates, weighted-average 3.52%, due through 2034	5,964,924
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 3.06%, due through 2007	139,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average 3.24%, due through 2009	93,750

8,302,190

Total	$10,720,380

(1)	Certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

CERTAIN OFF-BALANCE SHEET OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures, accounted for using the equity method, was $140.1 million and $102.3 million at March 31, 2004 and 2003, respectively. These joint ventures had total outstanding secured debt of approximately $207.7 million and $232.5 million at March 31, 2004 and 2003, respectively. Our liability with respect to this debt, based on our ownership percentage of the related joint ventures, is limited to approximately $53.0 million and $41.9 million at March 31, 2004 and 2003, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At March 31, 2004 and 2003, we were not liable for any of this debt. For a discussion of the impact of new accounting pronouncements on our accounting for transactions with non-consolidated joint ventures, see “Recent Accounting Pronouncements” on pages 47-48 of this Report.

CRITICAL ACCOUNTING ESTIMATES

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

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in fiscal 2004, 2003 or 2002.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (E), “Goodwill,” of the Notes to Consolidated Financial Statements on pages 73-74 of this Report for a summary of the changes in goodwill by segment. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment, at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in fiscal 2004, 2003 and 2002.

Land Held Under Option Agreements Not Owned

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land.

     The Company has evaluated those entities with which we entered into lot option agreements in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”). The provisions of FIN 46 require the Company to consolidate the financial results of a variable interest entity if the Company is the primary beneficiary of the variable interest entity. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns.

     The Company determines if it is the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. Based on this evaluation, if the Company is the primary beneficiary of those entities with which we have entered into lot option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements are available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. Lot option deposits related to these options are reclassified to land held under option agreements not owned.

     See Note (I), “Land Held Under Option Agreement Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements on page 81 of this Report for further discussion on the results of our analysis of lot option agreements.

Valuation of Residential Mortgage Loans Held for Investment

     Home Equity originates and purchases loans in accordance with standard underwriting criteria. The underwriting standards are primarily intended to assess the creditworthiness of the mortgagee, the value of the mortgaged property and the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses by recording a provision for losses in the statement of consolidated earnings when it believes a loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

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

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be sufficient over time to cover ultimate losses. This allowance may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. See Note (C), “Allowance for Losses on Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements on page 72 of this Report for a discussion of the changes in the allowance for losses.

Mortgage Securitization Residual Interest

     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. For securitizations prior to April 2000, which Home Equity accounted for as sales, Home Equity retained a mortgage securitization residual interest, or MSRI. The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted-average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized. Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows. See Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements on pages 62-71 of this Report for a discussion of the sensitivity of the MSRI to changes in the assumptions.

Loan Origination Reserve

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. This liability includes losses associated with certain borrower payment defaults, credit quality issues or misrepresentation. CTX Mortgage Company, LLC estimates the losses that may be incurred for certain loan originations based on, among other factors, historical loss rates and current trends in loan originations. This liability reflects management’s judgment of the loss exposure at the end of the reporting period.

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at March 31, 2004 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers.

Warranty Accruals

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The United States warranties cover defects in materials or workmanship in the first year of the home and certain designated components or structural elements of the home in the second through tenth years. The United Kingdom warranties cover defects in materials or workmanship in various components of the home for the first two years and designated structural elements of the home in the third through tenth years. In California, effective January 1, 2003, Centex Homes began following the statutory provisions of Senate Bill 800, which in part provides a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

      Effective April 1, 2004, Home Building’s United States warranties covering defects in materials or workmanship were extended to two years.

Insurance Accruals

     We have certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. Although we consider the insurance accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. As of March 31, 2004, all the provisions of FIN 46 apply, and we have interests in HSF-I, certain land option agreements and joint ventures that are affected by this interpretation. The nature of these entities’ operations, the amounts consolidated in our financial statements, our potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

HSF-I	Note (F), “Indebtedness”
Joint Ventures	Note (H), “Commitments and Contingencies”
Land Option Agreements	Note (I), “Land Held Under Option Agreements not Owned and Other Land Deposits”

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

     On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” or SAB 105. SAB 105 applies to all interest rate lock commitments (“IRLCs”) entered into after March 31, 2004. SAB 105 expresses the SEC staff’s view that the fair value of IRLCs should not consider the expected future cash flows related to the associated servicing of the future loan. CTX Mortgage Company, LLC does enter into IRLCs with certain customers; however, no servicing income is recorded upon entering into the IRLC. Accordingly, SAB 105 will not have an effect on the Company’s financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Developments and Outlook sections, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no duty to update any forward-looking statement to reflect future events or changes in our expectations.

     In addition to the specific risks and uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our business, operations, financial condition or results of operations:

•	Our Home Building operations are sensitive to changes in general economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our Home Building operations depend to a significant extent upon our being able to acquire land that is suitable for residential development at acceptable prices and in locations that are desirable to us. Any increases in the cost or reductions in the supply of suitable land for development could affect the revenues or operating earnings of our Home Building operations.

•	Our Home Building operations may be adversely affected by increases in interest rates. The majority of our home buyers finance their purchases of homes. In general, housing demand is likely to be adversely affected by significant increases in interest rates. If mortgage interest rates increase significantly and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be adversely affected.

•	Our Home Building and Construction Services operations could be adversely affected by fluctuating lumber prices and supply, as well as shortages of other materials, including insulation, drywall, concrete, carpenters, electricians and plumbers. In addition, both our Home Building and Construction Services operations are subject to risks and uncertainties involving the cost and availability of labor and labor disputes. These factors could cause delays in construction that could have an adverse effect upon our Home Building and Construction Services operations.

•	Our international homebuilding operations are affected by fluctuations in the value of the United States dollar as compared to the British pound sterling and changes in the British economy to the extent those changes affect the homebuilding market in the United Kingdom. We do not currently use any hedging instruments or other strategies to manage currency risks related to fluctuations in the value of the United States dollar or the British pound sterling.

•	Our Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the general demand for housing in national and regional markets and new construction and the resale market for existing homes.

•	Although national demand for commercial construction is relatively stable, individual markets do experience moderate cyclicality and can be sensitive to overall capital spending trends in the economy, changes in federal and state appropriations for construction projects, financing and capital availability for commercial real estate and competitive pressures on the availability and pricing of construction projects.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the ability to meet performance or schedule guarantees and cost overruns.

•	An increase in interest rates could have an adverse affect on our Financial Services operations. The operations of CTX Mortgage Company, LLC are influenced by borrowers’ perceptions of and reactions to interest rates. Any significant increase in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations due to curtailment of refinancing activity.

•	Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. Although the amount of this allowance reflects our judgment as to our present loss exposure on these loans, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, and contractors in each of the markets in which we operate. Any increase in competition has the potential to reduce the number of homes we sell, or to compel us to accept reduced profit margins in order to maintain sales volume.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and other changes in regulation or policy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, mortgage loans receivable and residual interest in mortgage securitizations. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2004.

     We have utilized derivative instruments in conjunction with our overall strategy to manage the amount of debt outstanding that is subject to changes in interest rates. As of March 31, 2004, we had interest rate swap agreements that converted $2.18 billion of our variable-rate debt outstanding into fixed-rate debt. We recognize amounts paid or received under interest rate swap agreements as adjustments to interest expense.

     Financial Services originates, sells and securitizes conforming and nonconforming “A” mortgages, sub-prime first and second mortgages and home equity loans. Since December 1999, substantially all conforming and Jumbo “A” mortgages have been sold to HSF-I at or near the date on which the loans were funded. HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks related to the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage Company, LLC’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of our risk as the counterparty to the swap supporting the payment requirements of HSF-I. CTX Mortgage Company, LLC, acting as manager of HSF-I, delivers mortgages held by HSF-I to third party purchasers generally within 60 days of origination. Due to the high degree of liquidity in the “A” mortgage market and the frequency of loan sales and securitizations, the use of forward sales is an effective hedge against changes in market value that result from changes in interest rates.

     Home Equity uses interest rate swaps to hedge the market risk associated with the carrying of mortgages in anticipation of issuance of securitization debt to finance sub-prime mortgages. Home Equity will generally hold mortgages in anticipation of securitization for up to 120 days. Home Equity also uses interest rate swaps, included in the $2.18 billion balance stated above that, in effect, fix the interest rate on its variable interest rate debt.

     As of March 31, 2004, our total MSRI was $89.4 million, comprised of $87.8 million related to Home Equity and $1.6 million related to CTX Mortgage Company, LLC. Home Equity’s MSRI consists of $86.5 million remaining on loans securitized from October 1997 to March 2000 accounted for as gain on sale and $1.3 million related to loans sold in fiscal year 2004 to a government sponsored enterprise that we continue to service. CTX Mortgage Company, LLC’s MSRI resulted from an acquisition in fiscal 2002. We continually monitor the fair value of the MSRI and review the factors expected to influence the future constant prepayment rate, or CPR, discount rates and credit losses. In developing assumptions regarding expected future CPR, we consider a variety of factors, many of which are interrelated. These factors include historical performance, origination channels, characteristics of borrowers, such as credit quality and loan-to-value relationships, and market factors that influence competition. If changes in assumptions regarding future CPR, discount rates or credit losses are necessary, the MSRI fair value is adjusted accordingly.

     Our international homebuilding operations are located in the United Kingdom. As a result, our financial results could be affected by factors such as changes in the foreign currency exchange rate or weak economic conditions in our markets. Our aggregate net investment exposed to foreign currency exchange rate risk is approximately $286.9 million as of March 31, 2004.

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

     As of March 31, 2004, short-term debt was $2.10 billion, all of which was applicable to Financial Services. The majority of Financial Services’ debt is collateralized by residential mortgage loans. We borrow on a short-term basis in the commercial paper market under a $700 million commercial paper program supported by an $800 million revolving credit facility with a term expiring in fiscal year 2007 and from banks under uncommitted lines, all of which bear interest at prevailing market rates. The weighted-average interest rate on short-term borrowings outstanding at March 31, 2004 was 1.23%.

     The maturities of Centex’s long-term debt outstanding at March 31, 2004 were as follows. We define Centex as a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.

	Maturities through March 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

(in 000’s)
Centex
Fixed Rate Debt	$33,679	$321,059	$291,508	$336,452	$1,187	$1,285,545	$2,269,430	$2,295,850
Average Interest Rate	3.67%	8.65%	6.52%	4.83%	7.67%	6.77%	6.67%

Variable Rated Hedged Debt(1)	$—	$25,000	$91,310	$—	$—	$—	$116,310	$116,575
Average Interest Rate	—	6.69%	4.98%	—	—	—	5.34%

Variable Rate Debt	$—	$—	$9,131	$23,319	$—	$—	$32,450	$32,635
Average Interest Rate	—	—	5.39%	2.25%	—	—	3.13%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate swaps.

     The maturities of Centex’s long-term debt outstanding at March 31, 2003 were as follows:

	Maturities through March 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

(in 000’s)
Centex
Fixed Rate Debt	$13,491	$2,364	$300,124	$202,414	$335,022	$973,119	$1,826,534	$2,037,796
Average Interest Rate	7.88%	5.07%	8.96%	8.01%	4.82%	7.26%	7.18%

Variable Rated Hedged Debt(1)	$55,000	$—	$25,000	$—	$—	$—	$80,000	$80,030
Average Interest Rate	5.49%	—	7.99%	—	—	—	6.27%

Variable Rate Debt	$14,000	$30,000	$15,000	$88,000	$24,319	$2,100	$173,419	$176,380
Average Interest Rate	2.37%	3.34%	3.10%	3.32%	2.49%	2.75%	3.10%

(1)	These variable rate notes are fixed rate instruments as a result of a hedge using interest rate swaps.

     The following table sets forth the estimated maturity or repricing of our Financial Services’ obligations collateralized by securitized residential mortgage loans accounted for as borrowings outstanding at March 31, 2004.

	Maturities through March 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

(in 000’s)
Financial Services
Fixed Rate Debt	$794,175	$929,921	$583,563	$207,444	$227,786	$42,949	$2,785,838	$2,842,429
Average Interest Rate	5.05%	5.13%	4.62%	4.78%	5.97%	6.68%	5.07%

Variable Rate Debt	$1,183,806	$922,322	$734,304	$384,837	$185,308	$1,259	$3,411,836	$3,419,668
Average Interest Rate	2.14%	2.27%	2.35%	2.17%	2.33%	5.00%	2.23%

     The following table sets forth the estimated maturity or repricing of our Financial Services’ obligations collateralized by securitized residual mortgage loans accounted for as borrowings outstanding at March 31, 2003.

	Maturities through March 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

(in 000’s)
Financial Services
Fixed Rate Debt	$584,776	$452,417	$353,367	$459,027	$497,246	$71,177	$2,418,010	$2,501,771
Average Interest Rate	5.46%	5.62%	5.75%	5.61%	4.87%	4.01%	5.55%

Variable Rate Debt	$500,621	$424,838	$313,308	$173,214	$274,094	$52,505	$1,738,580	$1,732,822
Average Interest Rate	1.99%	2.15%	2.37%	2.43%	2.62%	2.77%	2.17%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information

Centex Corporation and Subsidiaries
Consolidated Revenues and Operating Earnings by Line of Business
(Dollars in thousands)

	For the Years Ended March 31,
	2004	2003	2002	2001	2000
Revenues
Home Building	$7,599,519	$5,922,724	$4,972,172	$4,356,446	$3,686,878
	74%	71%	70%	71%	68%
Financial Services	1,047,905	855,015	699,760	463,646	430,611
	10%	10%	10%	8%	8%
Construction Services	1,596,335	1,517,851	1,296,024	1,290,382	1,205,762
	15%	18%	18%	21%	23%
Investment Real Estate	37,869	33,298	53,461	28,103	30,061
	—	—	1%	—	1%
Other	81,763	99,817	102,377	—	—
	1%	1%	1%	—	—

	$10,363,391	$8,428,705	$7,123,794	$6,138,577	$5,353,312

	100%	100%	100%	100%	100%
Business Segment Operating Earnings(1)
Home Building	$1,005,290	$651,719	$498,925	$390,301	$326,929
	78%	75%	72%	79%	81%
Financial Services	230,301	161,825	114,733	19,667	32,474
	18%	18%	17%	4%	8%
Construction Services	16,413	30,718	36,225	30,886	23,471
	1%	4%	5%	6%	6%
Investment Real Estate	44,756	33,942	35,754	50,942	26,413
	3%	4%	5%	10%	6%
Other	(2,298)	(10,239)	3,358	4,009	(4,833)
	—	(1%)	1%	1%	(1%)

	1,294,462	867,965	688,995	495,805	404,454
	100%	100%	100%	100%	100%

Corporate General and Administrative	105,529	60,289	50,189	36,924	33,015
Interest Expense	39,869	60,326	58,576	54,069	65,139

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	$1,149,064	$747,350	$580,230	$404,812	$306,300

Applicable segment operating expenses have been deducted from business segment operating earnings.

(1)	Business Segment Operating Earnings include earnings from unconsolidated entities and exclude corporate general and administrative expense and interest expense.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2004	2003	2002
Revenues
Home Building	$7,599,519	$5,922,724	$4,972,172
Financial Services	1,047,905	855,015	699,760
Construction Services	1,596,335	1,517,851	1,296,024
Investment Real Estate	37,869	33,298	53,461
Other	81,763	99,817	102,377

	10,363,391	8,428,705	7,123,794

Costs and Expenses
Home Building	6,649,495	5,303,183	4,498,206
Financial Services	817,604	693,190	585,027
Construction Services	1,579,922	1,487,133	1,259,799
Investment Real Estate	7,628	12,528	24,348
Other	84,061	110,056	99,019
Corporate General and Administrative	105,529	60,289	50,189
Interest Expense	39,869	60,326	58,576

	9,284,108	7,726,705	6,575,164

Earnings from Unconsolidated Entities	69,781	45,350	31,600

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1,149,064	747,350	580,230
Income Taxes	371,933	220,538	221,828

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	777,131	526,812	358,402
Earnings from Discontinued Operations, net of Tax Provision (Benefit) of $(13,899), $18,394 and $14,711	63,815	29,107	23,824

Earnings Before Cumulative Effect of a Change in Accounting Principle	840,946	555,919	382,226
Cumulative Effect of a Change in Accounting Principle, net of Tax Benefit of $8,303	(13,260)	—	—

Net Earnings	$827,686	$555,919	$382,226

Basic Earnings Per Share
Continuing Operations	$6.30	$4.33	$2.96
Discontinued Operations	0.52	0.24	0.20
Cumulative Effect of a Change in Accounting Principle	(0.11)	—	—

	$6.71	$4.57	$3.16

Diluted Earnings Per Share
Continuing Operations	$6.01	$4.18	$2.87
Discontinued Operations	0.49	0.23	0.19
Cumulative Effect of a Change in Accounting Principle	(0.10)	—	—

	$6.40	$4.41	$3.06

Average Shares Outstanding
Basic	123,382,068	121,564,084	121,121,576
Dilutive Securities:
Options	5,754,689	3,464,616	3,109,002
Other	256,064	1,087,612	827,716

Diluted	129,392,821	126,116,312	125,058,294

Cash Dividends Per Share	$.10	$.08	$.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	March 31,
	2004	2003
Assets
Cash and Cash Equivalents	$193,147	$456,179
Restricted Cash	296,016	172,321
Receivables —
Residential Mortgage Loans Held for Investment, net	6,498,155	4,642,826
Residential Mortgage Loans Held for Sale	1,819,605	303,328
Construction Contracts	312,552	251,024
Trade, including Notes of $51,321 and $28,369	356,570	352,313
Inventories —
Housing Projects	4,897,036	3,306,655
Land Held for Development and Sale	208,140	106,057
Land Held Under Option Agreements Not Owned	362,405	—
Other	94,224	15,278
Investments —
Centex Development Company, L.P.	—	281,100
Joint Ventures and Other	140,118	102,277
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	155,891	146,329
Other Assets —
Deferred Income Taxes	157,678	172,240
Goodwill	254,258	212,939
Mortgage Securitization Residual Interest	89,374	108,102
Deferred Charges and Other, net	233,399	227,986
Assets of Discontinued Operations	—	753,582

	$16,068,568	$11,610,536

Liabilities and Stockholders’ Equity
Accounts Payable	$760,563	$600,816
Accrued Liabilities	1,201,349	984,305
Debt —
Centex	2,418,190	2,024,953
Financial Services	8,302,190	4,998,819
Payables to Affiliates	—	—
Liabilities of Discontinued Operations	—	341,105
Commitments and Contingencies
Minority Interests	336,051	2,692
Stockholders’ Equity —
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares;
Outstanding 122,660,357 and 121,672,182 Shares	32,068	30,966
Capital in Excess of Par Value	202,958	83,228
Unamortized Value of Deferred Compensation	(411)	(2,398)
Retained Earnings	2,990,889	2,597,078
Treasury Stock, at Cost; 5,610,772 and 2,193,688 Shares	(212,822)	(45,037)
Accumulated Other Comprehensive Income (Loss)	37,543	(5,991)

Total Stockholders’ Equity	3,050,225	2,657,846

	$16,068,568	$11,610,536

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex*		Financial Services
March 31,		March 31,
2004	2003	2004	2003

$174,878	$441,097	$18,269	$15,082
36,152	8,349	259,864	163,972

—	—	6,498,155	4,642,826
—	—	1,819,605	303,328
312,552	251,024	—	—
178,829	154,009	177,741	198,304

4,897,036	3,306,655	—	—
208,140	106,057	—	—
362,405	—	—	—
85,284	6,832	8,940	8,446

—	281,100	—	—
140,118	102,277	—	—
531,941	405,407	—	—
114,524	104,233	41,367	42,096

66,985	82,777	90,693	89,463
237,656	195,884	16,602	17,055
—	—	89,374	108,102
171,534	146,346	61,865	81,640
—	753,582	—	—

$7,518,034	$6,345,629	$9,082,475	$5,670,314

$743,062	$560,228	$17,501	$40,588
972,041	760,541	229,308	223,764

2,418,190	2,024,953	—	—
—	—	8,302,190	4,998,819
—	—	15,661	25,736
—	341,105	—	—

334,516	956	1,535	1,736

—	—	—	—

32,068	30,966	1	1
202,958	83,228	275,521	200,467
(411)	(2,398)	—	—
2,990,889	2,597,078	256,490	198,145
(212,822)	(45,037)	—	—
37,543	(5,991)	(15,732)	(18,942)

3,050,225	2,657,846	516,280	379,671

$7,518,034	$6,345,629	$9,082,475	$5,670,314

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

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	For the Years Ended March 31,
	2004	2003	2002
Cash Flows — Operating Activities
Net Earnings	$827,686	$555,919	$382,226
Adjustments
Cumulative Effect of a Change in Accounting Principle	13,260	—	—
Depreciation and Amortization	101,626	113,213	90,659
Provision for Losses on Residential Mortgage Loans Held for Investment	79,503	34,859	17,415
Deferred Income Tax Provision (Benefit)	17,803	23,687	(16,307)
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(79,987)	(42,672)	(29,918)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—	—
Minority Interest, net of Taxes	(8,252)	20,201	13,818
Changes in Assets and Liabilities, Excluding Effect of Acquisitions (Increase) (Increase) Decrease in Restricted Cash	(116,398)	(66,051)	(44,618)
(Increase) Decrease in Receivables	(67,808)	(96,427)	3,384
Decrease (Increase) in Residential Mortgage Loans Held for Sale	927,151	(61,535)	40,197
Increase in Housing Projects and Land Held for Development and Sale Inventories	(1,203,547)	(734,666)	(484,157)
Decrease (Increase) in Other Inventories	464	(2,164)	(23,213)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	232,601	218,448	164,777
(Increase) Decrease in Other Assets, net	(37,891)	19,867	(52,202)
Increase (Decrease) in Payables to Affiliates	—	—	—
Other	3,304	13,742	(4,152)

	689,515	(3,579)	57,909

Cash Flows — Investing Activities
Payments received on Notes Receivable	13,231	6,356	36,177
Increase in Residential Mortgage Loans Held for Investment	(1,934,832)	(1,398,235)	(1,499,601)
Decrease (Increase) in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	79,298	52,792	(37,327)
(Increase) Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—	—
Acquisitions, net of Cash Acquired
Home Building Operations	—	(137,733)	—
Other	—	—	(39,411)
Purchases of Property and Equipment, net	(53,758)	(62,701)	(60,380)
Other	(432)	(6,467)	(3,552)

	(1,896,493)	(1,545,988)	(1,604,094)

Cash Flows — Financing Activities
(Decrease) Increase in Short-term Debt, net	(1,083,468)	534,231	(213,308)
Centex
Issuance of Long-term Debt	404,998	605,992	1,007,699
Repayment of Long-term Debt	(164,073)	(298,491)	(699,570)
Financial Services
Issuance of Long-term Debt	5,334,407	1,999,374	2,053,238
Repayment of Long-term Debt	(3,432,323)	(1,013,186)	(458,704)
Proceeds from Stock Option Exercises	65,099	15,738	31,525
Treasury Stock Purchases, net	(167,785)	(38,478)	(6,559)
Dividends Paid	(13,601)	(9,743)	(9,724)

	943,254	1,795,437	1,704,597

Effect of Exchange Rate on Cash	692	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(263,032)	245,870	158,412
Cash and Cash Equivalents at Beginning of Year	456,179	210,309	51,897

Cash and Cash Equivalents at End of Year	$193,147	$456,179	$210,309

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

Centex*			Financial Services
For Years Ended March 31,			For Years Ended March 31,
2004	2003	2002	2004	2003	2002

$827,686	$555,919	$382,226	$132,845	$152,970	$80,512

—	—	—	13,260	—	—
84,275	96,214	74,816	17,351	16,999	15,843
—	—	—	79,503	34,859	17,415
8,076	23,687	(16,307)	9,727	(2,430)	(41,293)
(79,987)	(42,672)	(29,918)	—	—	—
(58,345)	(77,970)	(52,512)	—	—	—
(8,051)	20,201	13,818	(201)	—	—

(27,803)	(3,589)	682	(88,595)	(62,462)	(45,300)
(54,366)	(44,726)	31,458	(13,442)	(51,701)	(28,074)
—	—	—	927,151	(61,535)	40,197

(1,203,547)	(734,666)	(484,157)	—	—	—
958	2,842	(2,797)	(494)	(5,006)	(20,416)
229,234	116,989	124,543	(12,022)	91,584	30,968
(54,365)	18,931	(8,861)	16,474	3,397	139
—	—	—	8,578	(155,879)	135,692
3,304	13,981	(3,994)	—	(239)	(158)

(332,931)	(54,859)	28,997	1,090,135	(39,443)	185,525

12,897	5,261	36,024	334	1,095	153
—	—	—	(1,934,832)	(1,398,235)	(1,499,601)

79,298	52,761	(37,327)	—	—	—
(68,189)	164,531	(130,693)	—	—	—

—	(137,733)	—	—	—	—
—	—	(38,904)	—	—	(507)
(38,935)	(47,226)	(53,494)	(14,823)	(15,475)	(6,886)
(18,432)	(6,467)	(3,552)	18,000	—	—

(33,361)	31,127	(227,946)	(1,931,321)	(1,412,615)	(1,506,841)

(25,257)	6,627	18,630	(1,058,211)	527,604	(231,938)

404,998	605,992	1,007,699	—	—	—
(164,073)	(298,491)	(699,570)	—	—	—

—	—	—	5,334,407	1,999,374	2,053,238
—	—	—	(3,432,323)	(1,013,186)	(458,704)
65,099	15,738	31,525	—	—	—
(167,785)	(38,478)	(6,559)	—	—	—
(13,601)	(9,743)	(9,724)	500	(73,777)	(25,920)

99,381	281,645	342,001	844,373	1,440,015	1,336,676

692	—	—	—	—	—
(266,219)	257,913	143,052	3,187	(12,043)	15,360
441,097	183,184	40,132	15,082	27,125	11,765

$174,878	$441,097	$183,184	$18,269	$15,082	$27,125

* In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

				Unamortized
	Common Stock		Capital in Excess of	Value of Deferred
	Shares	Amount	Par Value	Compensation
Balance, March 31, 2001	119,858	$29,964	$10,797	$—
Issuance and Amortization of Restricted Stock	156	38	3,114	(2,408)
Exercise of Stock Options, Including Tax Benefit	2,772	694	43,187	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(444)	—	—	—
Net Earnings	—	—	—	—
Unrealized Loss on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Unrealized Gain on Investments	—	—	—	—
Comprehensive Income

Balance, March 31, 2002	122,342	30,696	57,098	(2,408)
Issuance and Amortization of Restricted Stock	40	10	990	10
Exercise of Stock Options, Including Tax Benefit	1,040	260	19,621	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(1,750)	—	—	—
Other	—	—	5,519	—
Net Earnings	—	—	—	—
Unrealized Loss on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Other Comprehensive Income Items	—	—	—	—
Comprehensive Income

Balance, March 31, 2003	121,672	30,966	83,228	(2,398)
Issuance and Amortization of Restricted Stock	128	32	2,328	1,987
Stock Compensation	—	—	26,002	—
Exercise of Stock Options, Including Tax Benefits	3,478	870	89,500	—
Cash Dividends	—	—	—	—
Spin-off of Subsidiaries	—	—	—	—
Purchases of Common Stock for Treasury	(3,418)	—	—	—
Exercise of Convertible Debenture	800	200	1,900	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Other Comprehensive Income Items	—	—	—	—
Comprehensive Income

Balance, March 31, 2004	122,660	$32,068	$202,958	$(411)

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

		Accumulated
	Treasury	Other
Retained	Stock	Comprehensive
Earnings	at Cost	Income (Loss)	Total
$1,678,400	$—	$(5,097)	$1,714,064
—	—	—	744
—	—	—	43,881
(9,724)	—	—	(9,724)
—	(6,559)	—	(6,559)
382,226	—	—	382,226
—	—	(11,033)	(11,033)
—	—	2,622	2,622
—	—	552	552

			374,367

2,050,902	(6,559)	(12,956)	2,116,773
—	—	—	1,010
—	—	—	19,881
(9,743)	—	—	(9,743)
—	(38,478)	—	(38,478)
—	—	—	5,519
555,919	—	—	555,919
—	—	(10,849)	(10,849)
—	—	19,330	19,330
—	—	(1,516)	(1,516)

			562,884

2,597,078	(45,037)	(5,991)	2,657,846
—	—	—	4,347
—	—	—	26,002
—	—	—	90,370
(13,601)	—	—	(13,601)
(420,274)	—	—	(420,274)
—	(167,785)	—	(167,785)
—	—	—	2,100
827,686	—	—	827,686
—	—	5,706	5,706
—	—	36,864	36,864
—	—	964	964

			871,220

$2,990,889	$(212,822)	$37,543	$3,050,225

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

Revenue Recognition

     Revenues from Home Building projects are recognized as homes are sold and title passes. Investment Real Estate’s property sales are recognized when a buyer has made an adequate cash down payment, all significant risks and rewards of ownership have been relinquished and title has transferred to the buyer. Sales revenues related to contractually obligated improvements are deferred until such improvements have been completed.

     Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.

     Interest revenues on residential mortgage loans receivable are recognized as revenue using the interest (actuarial) method. Revenue accruals are suspended, except for revenue accruals related to insured mortgage loans, when the residential mortgage loan becomes contractually delinquent for 90 days or more. The accrual is resumed when the residential mortgage loan becomes less than 90 days contractually delinquent. At March 31, 2004 and 2003, residential mortgage loans, on which revenue was not being accrued, were approximately $210.5 million and $167.1 million, respectively.

     Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. In fiscal 2004, Construction Services recorded a project loss of $4.5 million related to the construction of a distribution facility. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor. Retainages of $103.2 million and $87.5 million included in construction contracts receivable and $101.4 million and $99.9 million included in accounts payable at March 31, 2004 and 2003, respectively, are generally receivable and payable within one year.

     Claims related to long-term construction contracts are recognized as revenue only after management has determined that the collection is probable and the amount can be reliably estimated. There are no claims included in revenues for the fiscal years ended March 31, 2004 and 2003 and $1.8 million in claims are included in revenues for the fiscal year ended March 31, 2002 (“fiscal 2004,” “fiscal 2003” and “fiscal 2002”).

     For the Company’s home services operations, revenue is recognized at the time the services are rendered.

Earnings Per Share

     Basic earnings per share are computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding, including vested shares of restricted stock and vested deferred stock units under the long-term incentive plan. Diluted earnings per share are computed based upon the basic weighted-average number of shares plus the dilution of the stock options, unvested shares of restricted stock, unvested deferred stock units under the long-term incentive plan and a convertible debenture. Earnings per share calculations for all periods presented have been restated to give retroactive application to the March 12, 2004 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on February 29, 2004.

     The computation of diluted earnings per share excludes anti-dilutive options to purchase 373,000 shares of Common Stock at an average price of $35.37 for the year ended March 31, 2004. The computation of diluted earnings per share excludes anti-dilutive options to purchase 1,704,000 shares of Common Stock at an average price of $25.22 for the year ended March 31, 2003. The computation of diluted earnings per share excludes anti-dilutive options to purchase 3,400 shares of Common Stock at an average price of $23.04 for the year ended March 31, 2002. Anti-dilutive options at March 31, 2004, have an expiration date of May 2010.

Cash and Cash Equivalents

     Cash equivalents represent highly liquid investments with an original maturity of three months or less.

Restricted Cash

     Restricted cash primarily represents cash in principal and interest accounts for insurance agreements and required cash balances for Harwood Street Funding I, LLC (“HSF-I”) and Harwood Street Funding II, LLC (“HSF-II”).

Residential Mortgage Loans

     Residential mortgage loans held for investment represent mortgage loans originated by Home Equity, which are securitized and recorded as secured borrowings in the financial statements using the portfolio method. These mortgage loans are stated at cost less an allowance for losses. Residential mortgage loans held for sale represent mortgage loans originated by CTX Mortgage Company, LLC, which will be sold to third parties and recorded as sales. The carrying value of loans designated as hedged is adjusted for changes in the fair value to the extent the hedge is deemed effective. Unhedged loans or loans hedged ineffectively are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current market conditions. Substantially all of the mortgage loans are delivered to third-party purchasers and/or subjected to securitization within three months after origination. These loans are subject to hedge instruments during the time they are held in inventory. Substantially all of the mortgage loans are pledged as collateral for secured financings.

     Home Equity establishes an allowance for losses by recording a provision for losses in the Statements of Consolidated Earnings when it believes a loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     Home Equity believes that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. Home Equity evaluates the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects Home Equity’s judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated based on, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues or misrepresentation and reflects management’s judgment of the loss exposure at the end of the reporting period.

     Although Home Equity and CTX Mortgage Company, LLC consider the allowance for losses on residential mortgage loans held for investment and the loan origination reserve reflected in the consolidated balance sheet at March 31, 2004 to be sufficient, there can be no assurance that this allowance or reserve will prove to be sufficient over time to cover ultimate losses. This allowance and reserve may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Trade Accounts and Notes Receivable

     Trade accounts receivable primarily consist of accrued interest, amounts related to securitizations, receivables for the sale of servicing rights, closed unfunded home sales receivables, insurance claims receivable and trade sales related to the Company’s Financial Services and Home Building segments and are net of an allowance for doubtful accounts. Notes receivable at March 31, 2004 are collectible primarily over five years with $20.3 million being due within one year. The weighted-average interest rate on notes receivable at March 31, 2004 was 4.4%.

Inventory, Capitalization and Segment Expenses

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. The relief of capitalized costs is included in the Home Building costs and expenses in the Statements of Consolidated Earnings when related revenues are recognized.

     General operating expenses associated with each segment of business are expensed when incurred and are included in the appropriate business segment.

Land Held Under Option Agreements Not Owned

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land.

     The Company has evaluated those entities with which the Company entered into lot option agreements in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”). The provisions of FIN 46 require the Company to consolidate the financial results of a variable interest entity if the Company is the primary beneficiary of the variable interest entity. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity are unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns.

     The Company determines if it is the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent on management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and the entitlement risks related to the underlying land, among other factors. Based on this evaluation, if the Company is the primary beneficiary of those entities with which the Company has entered into lot option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements are available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. Lot option deposits related to these options are reclassified to land held under option agreements not owned.

Investments

     The Company is a participant in certain joint ventures with interests ranging from 20% to 67%. Investments in joint ventures in which the Company’s interest exceeds 50% have been consolidated. All remaining investments in joint ventures are carried on the equity method in the consolidated financial statements.

     Prior to March 2004, the Company maintained an investment in Centex Development Company, L.P. and subsidiaries (the “Partnership”), accounted for under the equity method of accounting. In February 2004, we acquired the Partnership through merger. Subsequent to the merger, we have consolidated the Partnership. See Note (G), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” for additional information regarding the Partnership.

     The earnings or losses of the Company’s investment in the Partnership and joint ventures are included in the appropriate business segment.

Property and Equipment, net

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for Buildings and Improvements typically range from 7 to 40 years; depreciable lives for Machinery, Equipment and Other typically range from 2 to 10 years. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

Impairment of Long-Lived Assets

     The Company assesses housing projects, land held for development and sale and property and equipment for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in fiscal 2004, 2003 or 2002.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. The Company had no impairment of goodwill in fiscal 2004, 2003 and 2002. See further discussion of goodwill at Note (E), “Goodwill.”

Mortgage Securitization Residual Interest

     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. Securitizations entered into prior to April 1, 2000 were accounted for as sales, and the resulting gains on such sales were reported in operating results during the period in which the securitizations closed. Home Equity changed the legal and economic structure of securitizations subsequent to March 31, 2000, causing securitizations after that date to be accounted for as secured borrowings. Additionally, in fiscal year 2004, Home Equity sold 2% of its mortgage loans originated to a government sponsored enterprise, which were accounted for as sales.

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

     Changes in Home Equity’s MSRI were as follows:

	For the Years Ended March 31,
	2004	2003	2002
Beginning Balance	$106,373	$122,316	$146,394
Cash Received	(11,256)	(17,193)	(32,281)
Accretion and Other	(7,321)	1,250	8,203

Ending Balance	$87,796	$106,373	$122,316

     The Company classifies MSRI as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, carries MSRI at fair value on the Company’s balance sheet.

     Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows. Home Equity monitors the fair value of MSRI and the reasonableness of the underlying assumptions in light of current market conditions.

     At March 31, 2004, Home Equity used the following assumptions in monitoring the fair value of the MSRI: cumulative credit losses of 4.51% to 6.11%; Constant Prepayment Rate (“CPR”) for fixed rate loans of 26.55% per annum; a CPR of 31.28% per annum for variable rate loans; and a discount rate of 15% simple interest. At March 31, 2004, the expected weighted-average life of Home Equity’s MSRI balance was 1.45 years, with individual transactions ranging from 0.85 years to 1.77 years.

     Home Equity had MSRI of $87.8 million and $106.4 million at March 31, 2004 and 2003, respectively. The outstanding principal amount of the related securitized loans was $562.6 million and $785.8 million at March 31, 2004 and 2003, respectively. Delinquencies related to MSRI were $37.1 million and $51.0 million at March 31, 2004 and 2003, respectively. Net credit losses for fiscal 2004, 2003 and 2002 were $18.0 million, $22.4 million and $17.3 million, respectively.

     At March 31, 2004, the sensitivity of the current fair value of the MSRI to an immediate 10 percent and 20 percent unfavorable change in assumptions is presented in the table below. These sensitivities are based on assumptions used to value our MSRI at March 31, 2004.

	Impact on fair value of an adverse change
Assumption	10%	20%

Credit Losses	$1,076	$2,500
Constant Prepayment Rate	$1,303	$2,610
Discount Rate	$2,456	$4,829

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

     In addition to Home Equity’s MSRI, CTX Mortgage also had MSRI of $1.6 million and $1.7 million at March 31, 2004 and 2003, respectively. CTX Mortgage’s MSRI resulted from an acquisition in fiscal 2002.

Deferred Charges and Other

     Deferred charges and other are primarily composed of interest rate lock commitments, deposits, investments, prepaid expenses, acquisition intangibles, securitization costs and other financing costs.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs for fiscal 2004, 2003 and 2002 were $91.4 million, $78.6 million and $78.9 million, respectively.

Foreign Currency Exchange Gains or Losses

     Home Building’s international operations, whose functional currency is not the U.S. dollar, translates its financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, non-recurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Off-Balance Sheet Obligations

     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to facilitate homebuilding activities. Further discussion regarding these transactions can be found in Note (H), “Commitments and Contingencies.”

Insurance Accruals

     The Company has certain deductible limits under its workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Although we consider the insurance accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations. Expenses associated with insurance claims up to our deductible limits were $42.7 million, $18.1 million and $21.4 million for fiscal 2004, 2003 and 2002, respectively.

Stock-Based Employee Compensation Arrangements

     On April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123, under which the Company recognizes compensation expense of a stock-based award to an employee on a straight-line basis over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied to awards granted or modified on or after April 1, 2003 (the prospective method), whereas awards granted prior to such date continue to be accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.

     On January 30, 2004, the Company modified all of its stock options and long-term incentive plan rights outstanding, in order to keep the holders in the same economic position as before the spin-off of Centex Construction Products, Inc. (“Construction Products”). The modification resulted in a reduction of the exercise price and an increase in the number of shares. This adjustment is a modification under the provisions of SFAS No. 123 and accordingly, compensation expense of $12.2 million will be expensed over the remaining vesting periods. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25.

     The following pro forma information reflects the Company’s net earnings and earnings per share as if compensation cost for all stock option plans and other equity-based compensation programs had been determined based upon the fair value at the date of grant for awards outstanding in fiscal 2004, 2003 and 2002, consistent with the provisions of SFAS No. 123.

	For the Years Ended March 31,
	2004	2003	2002
Net Income — as Reported	$827,686	$555,919	$382,226
Stock-Based Employee Compensation Expense Included in Reported Net Income, net of Related Tax Effects	19,727	4,244	484
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(31,580)	(24,512)	(24,957)

Pro Forma Net Earnings	$815,833	$535,651	$357,753

Earnings Per Share:
Basic — as Reported	$6.71	$4.57	$3.16
Basic — Pro Forma	$6.61	$4.41	$2.95
Diluted — as Reported	$6.40	$4.41	$3.06
Diluted — Pro Forma	$6.29	$4.25	$2.86

Income Taxes

     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are recognized for the consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Interest Expense

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. The Company capitalizes a portion of interest incurred as a component of housing projects’ inventory cost. The relief of capitalized interest is included in Home Building’s costs and expenses as housing inventories are sold. Interest expense related to segments other than Financial Services and Home Building is included as a separate line item on the Statements of Consolidated Earnings.

	For the Years Ended March 31,
	2004	2003	2002
Total Interest Incurred	$378,718	$318,349	$271,289
Less — Interest Capitalized	(114,997)	(73,572)	(53,568)
Financial Services Interest Expense	(223,852)	(184,451)	(159,145)

Interest Expense, net	$39,869	$60,326	$58,576

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$89,144	$49,450	$40,851

Statements of Consolidated Cash Flows — Supplemental Disclosures

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Years Ended March 31,
	2004	2003	2002
Cash Paid for Interest	$362,167	$318,607	$262,488

Net Cash Paid for Taxes	$356,853	$204,368	$199,366

     Effective July 1, 2003, the Company consolidated HSF-I pursuant to the provisions of FIN 46, as discussed in Note (F), “Indebtedness.” As of July 1, 2003, HSF-I assets and liabilities which were consolidated by the Company were as follows:

Cash and Cash Equivalents	$18,000
Residential Mortgage Loans Held for Sale	2,443,428
Other Assets	(36,100)
Accounts Payable	20,910
Financial Services Debt	(2,459,498)

$(13,260)

     As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of $13,260.

     As explained in Note (I), “Land Held Under Option Agreements not Owned and Other Land Deposits” pursuant to the provisions of FIN 46, the Company consolidated $332.7 million of lot option agreements and reclassified $29.7 million of deposits related to these options, previously included in Land Held for Development and Sale.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, (“FIN 46”), which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. As of March 31, 2004, all the provisions of FIN 46 apply, and the Company has interests in HSF-I, certain land option agreements and joint ventures that are affected by this interpretation. The nature of these entities’ operations, the Company’s potential maximum exposure related to these entities and the applicability of FIN 46 to these entities are discussed as follows:

HSF-I	Note (F), “Indebtedness”
Joint Ventures	Note (H), “Commitments and Contingencies”
Land Option Agreements	Note (I), “Land Held Under Option Agreements not Owned and Other Land Deposits”

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this statement pertaining to non-controlling interests in limited life entities. The implementation of the provisions of SFAS No. 150 which are effective did not have an impact on the Company’s results of operations or financial position.

     On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 applies to all interest rate lock commitments (“IRLCs”) entered into after March 31, 2004. SAB 105 expresses the SEC staff’s view that the fair value of IRLCs should not consider the expected future cash flows related to the associated servicing of the future loan. CTX Mortgage Company, LLC does enter into IRLCs with certain customers; however, no servicing income is recorded upon entering into the IRLC. Accordingly, SAB 105 will not have an effect on the Company’s financial position or results of operations.

Reclassifications

     Certain prior year balances have been reclassified to conform to the fiscal 2004 presentation.

(B)	RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment, including real estate owned, consisted of the following:

	March 31,
	2004	2003
Residential Mortgage Loans Held for Investment	$6,554,513	$4,671,210
Allowance for Losses on Residential Mortgage Loans Held for Investment	(56,358)	(28,384)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$6,498,155	$4,642,826

     At March 31, 2004, contractual maturities of residential mortgage loans held for investment were as follows:

2005	$77,999
2006	81,931
2007	86,520
2008	93,730
2009 and thereafter	6,214,333

$6,554,513

     It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

(C)	ALLOWANCE FOR LOSSES ON RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Years Ended March 31,
	2004	2003	2002
Balance at Beginning of Period	$28,384	$14,106	$2,814
Provision for Losses	79,503	34,859	17,415
Recoveries on Loans Charged Off	204	160	259
Losses Sustained	(51,733)	(20,741)	(6,382)

Balance at End of Period	$56,358	$28,384	$14,106

Allowance as a Percentage of Gross Loans Held for Investment	0.9%	0.6%	0.4%
Allowance as a Percentage of 90+ Days
Contractual Delinquency	36.4%	23.2%	16.9%
90+ Days Contractual Delinquency (based on months)
Total Dollars Delinquent	$154,868	$122,479	$83,490
% Delinquent	2.4%	2.6%	2.6%

(D)	PROPERTY AND EQUIPMENT

     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,
	2004	2003
Land, Buildings and Improvements	$98,887	$82,132
Machinery, Equipment and Other	218,883	211,311

	317,770	293,443
Accumulated Depreciation	(161,879)	(147,114)

	$155,891	$146,329

     The Company had depreciation expense related to property and equipment of $39.5 million, $35.9 million, and $32.9 million for fiscal 2004, 2003, and 2002, respectively.

(E)	GOODWILL

     A summary of changes in goodwill by segment for the years ended March 31, 2004 and 2003 are presented below:

	Home	Financial	Construction
	Building	Services	Services	Other	Total
Balance as of March 31, 2002	$84,151	$16,815	$1,007	$87,295	$189,268
Goodwill Acquired	38,860	240	—	1,978	41,078
Sale of Chemical Lawn Care Operations	—	—	—	(17,393)	(17,393)
Other	—	—	—	(14)	(14)

Balance as of March 31, 2003	123,011	17,055	1,007	71,866	212,939
Goodwill Consolidated or Acquired	36,425	414	—	6,674	43,513
Other	(829)	(867)	—	(498)	(2,194)

Balance as of March 31, 2004	$158,607	$16,602	$1,007	$78,042	$254,258

     Goodwill for the Other segment at March 31, 2004 and 2003 is related to the Company’s home services operations. Included in Assets of Discontinued Operations at March 31, 2003 is $67.3 million of goodwill related to manufactured housing, $51.6 million related to the Company’s investment in Construction Products and $40.3 million of Construction Products’ goodwill.

     As explained in Note (G), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” the Company acquired through merger the Partnership, which resulted in the consolidation of $36.4 million in Home Building’s goodwill.

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

     Centex pro forma financial information is not presented as the pro forma impact of the fiscal 2004 and 2003 acquisitions on the results of operations were not significant.

(F)	INDEBTEDNESS

     Balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at March 31 were (due dates are presented in fiscal years):

	March 31,
	2004		2003
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Financial Services
Financial Institutions	$601,718	1.42%	$283,146	1.99%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	936,000	1.15%	—	—
Harwood Street Funding II, LLC	566,798	1.15%	559,083	1.41%

Consolidated Short-term Debt	2,104,516		842,229

Long-term Debt:

Centex
Medium-term Note Programs, due through 2007	258,000	4.67%	281,000	4.79%
Long-term Notes, due through 2014	1,808,332	6.73%	1,508,116	7.05%
Other Indebtedness, due through 2010	152,152	3.13%	36,249	3.54%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,763	8.75%	99,694	8.75%
Subordinated Debentures, due in 2006	99,943	7.38%	99,894	7.38%

	2,418,190		2,024,953

Financial Services
Home Equity Asset-Backed Certificates, due through 2034	5,964,924	3.52%	4,081,590	4.52%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2007	139,000	3.06%	—	—
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2009	93,750	3.24%	75,000	3.38%

	6,197,674		4,156,590

Consolidated Long-term Debt	8,615,864		6,181,543

Total Debt	$10,720,380		$7,023,772

     The weighted-average interest rates for short-term and long-term debt during the years ended March 31, 2004, 2003, and 2002 were:

	For the Years Ended March 31,
	2004	2003	2002
Short-term Debt	1.2%	1.6%	2.3%

Long-term Debt:

Centex
Medium-term Note Programs(1)	5.30%	5.31%	6.56%
Long-term Notes	6.87%	7.72%	8.48%
Other Indebtedness	2.93%	4.16%	7.96%
Subordinated Debentures	8.07%	8.07%	8.07%

Financial Services
Centex Home Equity Company, LLC Long-term Debt(2)	3.51%	4.50%	5.49%
CTX Mortgage Company, LLC Long-term Debt(3)	2.56%	—	—

(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total
2005	$33,679	$1,977,981	$2,011,660
2006	346,059	1,852,243	2,198,302
2007	391,949	1,317,867	1,709,816
2008	359,771	592,281	952,052
2009	1,187	413,094	414,281
Thereafter	1,285,545	44,208	1,329,753

	$2,418,190	$6,197,674	$8,615,864

     Financial Services long-term debt associated with Home Equity includes Asset-Backed Certificates of $5.96 billion at March 31, 2004. These Asset-Backed Certificates relate to securitized residential mortgage loans structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     At March 31, 2003, included in other long-term debt, was a $2.1 million convertible subordinated debenture sold at par in 1985 to a corporate officer, which bore interest at LIBOR plus 1.5%. In connection with this transaction, the Company guaranteed the payment of a $2.1 million note payable to a bank by the officer. In May 2003, the convertible subordinated debenture was converted by the corporate officer into 400,000 shares of the Company’s Common Stock and the Company guarantee was terminated.

     Under the Company’s debt covenants, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2004, the Company was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of March 31, 2004 are summarized below:

	Existing Credit		Available
	Facilities		Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000		$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000		80,351	(2)

	1,050,000	(3)	880,351

International homebuilding
Multi-Bank Revolving Credit Facility	182,620		82,179
Unsecured Credit Facility	36,524		36,524

	219,144		118,703	(4)

Financial Services
Unsecured Credit Facility	125,000		125,000	(5)
Secured Credit Facilities	425,000		73,075	(6)
Harwood Street Funding I, LLC Facility	3,000,000		1,675,413
Harwood Street Funding II, LLC Facility	2,500,000		1,839,452

	6,050,000		3,712,940

	$7,319,144		$4,711,994	(7)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of March 31, 2004, there were no borrowings under this backup facility, and the Company’s $700 million commercial paper program had no amounts outstanding. There have been no borrowings under this revolving credit facility since inception.

(2)	This is a committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit issued under this facility may expire no later than August 2005.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a secured, committed, multi-bank revolving £100 million credit facility. This facility is not guaranteed by nor is there recourse to Centex Corporation. The international homebuilding operations also maintain an uncommitted, unsecured £20 million credit facility guaranteed by Centex Corporation.

(5)	Centex Corporation, CTX Mortgage Company, LLC and its related companies and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(6)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million committed secured credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $165 million of committed secured mortgage warehouse facilities to finance mortgages. In April 2004, these facilities, which totaled $165 million, increased to $210 million. Home Equity also maintains a $10 million committed secured mortgage warehouse facility to finance mortgages.

(7)	The amount of available borrowing capacity includes $4.55 billion of committed capacity and $162 million of uncommitted capacity as of March 31, 2004. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to HSF-I, pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage Company, LLC has sold substantially all of the conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period of 45 to 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes that are currently rated A1+ by Standard & Poor’s (“S&P”) and P-1 by Moody’s Investors Service (“Moody’s”), (2) medium-term debt that is currently rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, that are currently rated BBB by S&P and Baa2 by Moody’s. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At March 31, 2004, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.00 billion. This arrangement provides CTX Mortgage Company, LLC with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. Prior to the implementation of FIN 46, HSF-I was not consolidated in the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. This cumulative effect of a change in accounting principle primarily represented the deferral of service release premium income, offset to a lesser extent by the deferral of certain loan origination costs, which was recognized as loans were sold into the secondary market. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt of approximately $1.32 billion at March 31, 2004. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003, are reflected in the Company’s financial statements. Because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003 are eliminated in consolidation.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage Company, LLC’s loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (N), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     HSF-I’s debt does not have recourse to the Company, and the consolidation of this debt did not change the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated extendable certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligation as servicer to repurchase such loans is guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $16.25 billion of mortgage loans to investors during the year ended March 31, 2004. CTX Mortgage Company, LLC sold $10.55 billion and $10.20 billion of mortgage loans to HSF-I and other investors during the years ended March 31, 2003 and 2002, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on the sale of mortgage loans of $240.4 million, $254.5 million and $188.9 million for the years ended March 31, 2004, 2003 and 2002, respectively.

Centex Home Equity Company, LLC and Harwood Street Funding II, LLC

     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $2.50 billion. HSF-II obtains funds through the sale of subordinated notes that are currently rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are currently rated A1+ by S&P’s, P-1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.

     In the event Financial Services is unable to finance its inventory of loans through HSF-I and HSF-II, it would draw on existing credit facilities currently held in addition to HSF-I and HSF-II. In addition, Financial Services would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that Financial Services could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

(G)	MERGER OF 3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

     On February 29, 2004, the Company completed the acquisition of 3333 Holding Corporation (“Holding”) and the Partnership through a series of transactions which included mergers with the Company’s subsidiaries. The transactions were approved by the Company’s stockholders and holders of beneficial interests in Holding at a special joint meeting of stockholders held on February 25, 2004. This transaction terminated the tandem trading relationship between the Company’s Common Stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. For their interests in the securities of Holding and the Partnership, the Company’s stockholders of record on February 29, 2004 received an amount equal to $0.02 per share of the Company’s Common Stock totaling approximately $1.2 million, which was paid on March 10, 2004.

     The mergers resulted in the consolidation of Holding and the Partnership. As a result of the mergers, effective March 1, 2004, the Company eliminated its investment in the Partnership of $370.6 million, recorded net assets of $370.6 million including goodwill of $36.4 million, and recorded a dividend to stockholder of $1.2 million. Operations of Holding and the Partnership have been consolidated in the Company’s results of operations from March 1, 2004 through March 31, 2004. Prior to the merger, the Company accounted for its limited partnership interest in the Partnership using the equity method of accounting for investments. However, Centex pro forma financial information is not presented as the impact of this acquisition on the Company’s results of operations was not significant as the investment in the Partnership was already accounted for under the equity method of accounting.

     The Partnership was a master limited partnership formed by the Company in March 1987 to broaden the range of business activities conducted for the benefit of the Company’s stockholders to include general real estate development.

(H)	COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Centex Homes to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $140.1 million and $102.3 million at March 31, 2004 and 2003, respectively. These joint ventures had total outstanding secured construction debt of approximately $207.7 million and $232.5 million at March 31, 2004 and 2003, respectively. The Company’s maximum potential liability with respect to this debt, based on its ownership percentage of the related joint ventures, is approximately $53.0 million and $41.9 million at March 31, 2004 and 2003, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At March 31, 2004 and 2003, the Company was not liable for any of this debt. For a discussion of the impact of FIN 46 on our accounting for transactions with non-consolidated joint ventures, see “Recent Accounting Pronouncements” on pages 47-48 of this Report.

     In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, building sales, commercial construction and mortgage loan originations. The Company believes that it has established the necessary accruals for these representations, warranties and guarantees. See further discussion on our warranty liability below.

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The United States warranties cover defects in materials or workmanship in the first year of the home and certain designated components or structural elements of the home in the second through tenth years. The United Kingdom warranties cover defects in materials or workmanship in various components of the home for the first two years and designated structural elements of the home in the third through tenth years. In California, effective January 1, 2003, Centex Homes began following the statutory provisions of Senate Bill 800, which in part provides a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Effective April 1, 2004, Home Building’s United States warranties covering defects in materials or workmanship were extended to two years.

     Changes in Home Building’s contractual warranty liability at March 31 are as follows:

	March 31,
	2004	2003
Balance at Beginning of Period	$16,125	$15,097
Warranties Issued	29,806	20,377
Settlements Made	(25,597)	(18,307)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(188)	(1,042)

Balance at End of Period	$20,146	$16,125

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve at March 31 are as follows:

	March 31,
	2004	2003
Balance at Beginning of Period	$28,594	$21,693
Provisions for Losses	1,837	8,401
Settlements	(5,386)	(1,500)

Balance at End of Period	$25,045	$28,594

     In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.

     In January 2003, Centex received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Centex Homes and 30 communities. Centex Homes has provided the requested information and the EPA has asserted that some of these and certain other communities have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Centex Homes has defenses to the allegations made by the EPA and is exploring methods of settling this matter.

     While the amount of civil penalties, if any, and the cost of injunctive relief, if any, are undetermined, the Company is confident that such amounts will not be material to its consolidated financial condition or operations.

     The Company leases certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2005 — $56.9 million; 2006 — $49.1 million; 2007 — $41.7 million; 2008 — $36.1 million; 2009 — $27.7 million and thereafter — $68.4 million.

     Rental expense for the years ended March 31, 2004, 2003 and 2002 was $52.3 million, $43.6 million and $49.7 million, respectively.

(I)	LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS

     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain lot option agreements at March 31, 2004. As a result, the Company recorded $332.7 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests. In addition, at March 31, 2004, the Company reclassified $29.7 million of deposits related to these options, previously included in land held for development and sale, to land held under option agreements not owned.

     At March 31, 2004, the Company had deposited or invested with third parties $88.7 million (excluding the $29.7 million of deposits discussed above) included in land held for development and sale related to lot option agreements. The lot option agreements related to these deposits had a total remaining purchase price of approximately $3.22 billion.

(J)	COMPREHENSIVE INCOME

     Comprehensive income is summarized below:

	For the Years Ended March 31,
	2004	2003	2002
Net Earnings	$827,686	$555,919	$382,226
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	5,706	(10,849)	(11,033)
Foreign Currency Translation Adjustments	36,864	19,330	2,622
Other	964	(1,516)	552

Comprehensive Income	$871,220	$562,884	$374,367

     The foreign currency translation adjustments are primarily the result of the Partnership’s translated assets, liabilities and income statement accounts. The unrealized gain (loss) on hedging instruments represents the deferral in other comprehensive income of the unrealized gain (loss) on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (N), “Derivatives and Hedging.” Other consists of the unrealized gain (loss) on investments, which represents mark to market adjustments to securities available for sale by the Company.

     The components of accumulated other comprehensive income are as follows:

	As of March 31, 2004
	Before Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized Loss on Hedging Instruments	$(23,041)	$6,865	$(16,176)
Foreign Currency Translation Adjustments	53,719	—	53,719

Accumulated Other Comprehensive Income	$30,678	$6,865	$37,543

(K)	BUSINESS SEGMENTS

     As of March 31, 2004, the Company operated in four principal business segments: Home Building, Financial Services, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company. Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables.

     In June 2003, the Company spun off to its stockholders substantially all of its manufactured housing operations, which had previously been included in the Other segment. In January 2004, we spun off to our stockholders our entire equity interest in Construction Products, our former construction products subsidiary, which had previously been reported as a separate business segment. All Construction Products operations, assets and liabilities are reflected as a discontinued operation and are not included in the segment information below.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes domestically and the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments throughout the United Kingdom.

Financial Services

     Financial Services’ mortgage operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $525.9 million, $356.8 million and $266.9 million in fiscal 2004, 2003 and 2002, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $4.9 million, $6.2 million and $7.1 million for fiscal 2004, 2003 and 2002, respectively, is included in management’s evaluation of this segment.

However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Investment Real Estate historically conducted its operations directly and through the Company’s investment in the Partnership, which was accounted for under the equity method of accounting. The Partnership’s operations include domestic real estate operations and an international homebuilding business located in the United Kingdom. As previously described in Note (G), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” in February 2004, the Company acquired Holding and the Partnership. Subsequent to the merger, the Company has consolidated the financial results of the Partnership; and as a result, the Company has realigned its reporting for the Partnership, whereby the Partnership’s international home building operations are included in the Home Building business segment. The Partnership’s domestic operations continue to be reported in the Investment Real Estate business segment. Prior period amounts have been reclassified to conform to the current year presentation. The Company has determined that no significant capital will be allocated to Investment Real Estate for new business development. Beginning April 1, 2004, the Investment Real Estate financial results will be included in the Other business segment.

Other

     The Company’s Other segment includes corporate general and administrative expense and interest expense. Also included in the Other segment are the Company’s home services operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off substantially all of its manufactured housing operations, which had previously been included in the Other segment. All remaining manufactured housing operations and related assets are reflected as a discontinued operation and not included in the segment information below.

     The following are included in Other in the tables below (dollars in millions):

	For the Years Ended March 31,
	2004	2003	2002
Operating (Loss) Earnings from home services	$(2.3)	$(9.6)	$4.0
Corporate General and Administrative Expense	(105.5)	(60.3)	(50.2)
Interest Expense	(39.9)	(60.3)	(58.6)
Other	—	(0.6)	(0.6)

	$(147.7)	$(130.8)	$(105.4)

	For the Year Ended March 31, 2004
	(Dollars in millions)
	Home	Financial	Construction	Investment
	Building	Services	Services	Real Estate	Other	Total
Revenues	$7,599.5	$1,047.9	$1,596.3	$37.9	$81.8	$10,363.4
Cost of Sales	(5,607.2)	(223.8)	(1,519.8)	0.7	(38.5)	(7,388.6)
Selling, General and Administrative Expenses	(1,042.3)	(593.8)	(60.1)	(8.3)	(191.0)	(1,895.5)
Earnings from Unconsolidated Entities	55.3	—	—	14.5	—	69.8

Earnings (Loss) from Continuing Operations Before Income Tax	$1,005.3	$230.3	$16.4	$44.8	$(147.7)	$1,149.1

Segment Assets	$6,189.6	$9,082.5	$341.5	$98.0	$357.0	$16,068.6
Capital Expenditures	$33.4	$16.7	$2.0	$0.2	$3.8	$56.1

Depreciation and Amortization	$24.2	$17.4	$1.9	$0.3	$29.4	$73.2

     The Home Building segment includes revenues and total assets of $80.5 million and $556.1 million, respectively, from operations in the United Kingdom. Depreciation and Amortization for discontinued operations was $27.8 million for the fiscal year ended March 31, 2004.

	For the Year Ended March 31, 2003
	(Dollars in millions)
	Home	Financial	Construction	Investment
	Building	Services	Services	Real Estate	Other	Total
Revenues	$5,922.7	$855.0	$1,517.9	$33.3	$99.8	$8,428.7
Cost of Sales	(4,454.0)	(184.5)	(1,413.6)	(3.0)	(35.3)	(6,090.4)
Selling, General and Administrative Expenses	(849.2)	(508.7)	(73.6)	(9.5)	(195.3)	(1,636.3)
Earnings from Unconsolidated Entities	32.2	—	—	13.2	—	45.4

Earnings (Loss) from Continuing Operations Before Income Tax	$651.7	$161.8	$30.7	$34.0	$(130.8)	$747.4

Segment Assets	$4,000.3	$5,670.3	$292.8	$293.3	$600.2	$10,856.9
Capital Expenditures	$28.4	$16.6	$2.0	$—	$27.7	$74.7

Depreciation and Amortization	$18.7	$17.0	$2.5	$0.4	$35.8	$74.4

     Depreciation and Amortization for discontinued operations was $38.8 million for the fiscal year ended March 31, 2003.

	For the Year Ended March 31, 2002
	(Dollars in millions)
	Home	Financial	Construction	Investment
	Building	Services	Services	Real Estate	Other	Total
Revenues	$4,972.2	$699.8	$1,296.0	$53.4	$102.4	$7,123.8
Cost of Sales	(3,754.3)	(159.1)	(1,196.1)	(12.1)	(38.0)	(5,159.6)
Selling, General and Administrative Expenses	(743.9)	(426.0)	(63.7)	(12.2)	(169.8)	(1,415.6)
Earnings from Unconsolidated Entities	24.9	—	—	6.7	—	31.6

Earnings (Loss) from Continuing Operations Before Income Tax	$498.9	$114.7	$36.2	$35.8	$(105.4)	$580.2

Segment Assets	$3,030.5	$4,148.0	$260.2	$299.2	$415.2	$8,153.1
Capital Expenditures	$20.9	$10.7	$3.9	$0.1	$9.7	$45.3

Depreciation and Amortization	$16.2	$15.8	$2.6	$0.4	$17.7	$52.7

     Depreciation and Amortization for discontinued operations was $37.9 million for the fiscal year ended March 31, 2002.

     The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

	For the Years Ended March 31,
	2004	2003	2002
Segment Assets	$16,068.6	$10,856.9	$8,153.1
Assets from Discontinued Operations	—	753.6	832.4

Total Consolidated Assets	$16,068.6	$11,610.5	$8,985.5

(L)	INCOME TAXES

     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2004	2003	2002
Current Provision
Federal	$310,088	$169,785	$220,043
State	44,042	48,351	33,744

	354,130	218,136	253,787

Deferred Provision (Benefit)
Federal	(1,563)	4,452	(33,426)
State	19,366	(2,050)	1,467

	17,803	2,402	(31,959)

Provision for Income Taxes	$371,933	$220,538	$221,828

     The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,
	2004	2003	2002
Earnings from Continuing Operations Before Income
Taxes and Cumulative Effect of a Change in Accounting Principle	$1,149,064	$747,350	$580,230

Income Taxes at Statutory Rate	$402,172	$261,573	$203,081
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	42,037	29,738	23,388
Change in Valuation Allowance	(54,353)	(88,843)	(8,235)
Other	(17,923)	18,070	3,594

Provision for Income Taxes	$371,933	$220,538	$221,828

Effective Tax Rate	32%	30%	38%

     The deferred income tax provision (benefit) results from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes:

	For the Years Ended March 31,
	2004	2003	2002
Securitization Reporting Differences	$20,669	$9,554	$(25,663)
Net Operating Loss Carryforwards	55,226	87,570	16,576
Change in Valuation Allowance	(54,353)	(88,843)	(8,235)
Financial Accrual Changes and Other	(3,739)	(5,879)	(14,637)

Deferred Income Tax Provision (Benefit)	$17,803	$2,402	$(31,959)

     Components of deferred income taxes are as follows:

	March 31,
	2004	2003
Deferred Tax Assets
Deferred Compensation	$20,848	$10,463
Net Operating Loss Carryforwards	39,457	94,056
Uniform Capitalization for Tax Reporting	67,735	59,706
Financial Accruals	119,084	98,226
State Income Taxes	—	15,553
Securitization Reporting Differences	16,123	36,792
All Other	4,931	19,517

Total Deferred Tax Assets	268,178	334,313
Valuation Allowance for Deferred Tax Assets	(39,278)	(93,004)

Net Deferred Tax Assets	228,900	241,309

Deferred Tax Liabilities
Deferred Income and Expenses	—	13,428
Excess Tax Depreciation and Amortization	15,557	15,195
Interest and Real Estate Taxes Expensed as Incurred	40,637	28,323
Installment Sale Reporting	12,959	—
All Other	2,069	12,123

Total Deferred Tax Liabilities	71,222	69,069

Net Deferred Tax Assets	$157,678	$172,240

     At March 31, 2004, the Company had $112.8 million of net operating loss carryforwards available to reduce future federal taxable income including $1.8 million which resulted from the Company’s acquisition of 3333 Holding Corporation in February 2004. A valuation allowance of $0.7 million was established to offset the deferred tax assets of Holding. In fiscal 2004, the Company utilized approximately $157.8 million of net operating loss carryforwards. A valuation allowance had previously been established against approximately $154.8 million of the carryforwards utilized. The net operating loss carryforwards, if unused, expire in fiscal years 2008 to 2021.

     As of March 31, 2004, the Company has not provided for withholding taxes or U.S. federal income taxes on approximately $66 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. Determination of the deferred income tax liability of these unremitted earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

(M)	CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS

Stock Split

     On March 12, 2004, the Company completed a two-for-one stock split in the form of a 100 percent stock dividend to Company stockholders of record on February 29, 2004. All prior period stock prices, dividends and earnings per share have been restated to give retroactive application to the stock split.

Stockholder Rights Plan

     On October 2, 1996, the Board of Directors of the Company (the “Board”) adopted a new stockholder rights plan (“Plan”) to replace the original rights plan, which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right (“Right”) for each share of Common Stock of the Company to all stockholders of record at the close of business on October 15, 1996. After giving effect to the Company’s two-for-one stock splits effective March 2, 1998 and March 12, 2004, and the April 2002 amendment to the Plan increasing the exercise price, each Right entitles its holder to purchase one one-hundredths of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D, at an exercise price of $105.00. The Rights will become exercisable upon the earlier of ten days after the first public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Stock or ten business days after a person or group announces an offer, the consummation of which would result in such person or group beneficially owning 15% or more of the Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. The Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20% or more of the Common Stock.

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

Stock Options

     Stock options granted under the Amended and Restated Centex Corporation 2003 Equity Incentive Plan (the “2003 Plan”), the Amended and Restated Centex Corporation 2001 Stock Plan (the “2001 Plan”) and the Eighth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the “1998 Plan”) may not be granted at less than fair market value. Although the Centex Corporation Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) provides that stock options may be granted at less than fair market value, the Company has consistently followed the practice of issuing options at or above fair market value. No options could be awarded under the 1987 Plan past fiscal 2001. The 1998 Plan provides for the grant of stock options to employees of the Company, other than officers and directors of the Company. Under all plans, the option periods and the dates that the shares covered by the options may first become exercisable within a maximum period of ten years at which time these options expire.

     The Company records proceeds from the exercise of stock options as additions to Common Stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. On April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 under which the Company recognizes compensation expense of a stock-based award to an employee on a straight-line basis over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied to awards granted or modified after April 1, 2003 (the prospective method), whereas awards granted prior to such date continued to be accounted for in accordance with APB No. 25, and related interpretations. In general, under APB No. 25, no expense is recognized related to the Company’s stock options because the stock options are granted at or above fair market value.

     A summary of the activity of the stock option plans is presented below:

	For the Years Ended March 31,
	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Options Outstanding, Beginning of Year	16,210,186	$17.66	14,277,810	$15.68	13,744,338	$13.76
Options Granted at Fair Market Value	2,855,480	$35.51	3,450,980	$25.21	3,405,420	$19.71
Options Issued as Part of Modification	1,737,528	$—	—	$—	—	$—
Options Exercised	(3,480,371)	$16.25	(1,040,164)	$15.05	(2,771,318)	$11.10
Options Cancelled	(125,466)	$22.73	(478,440)	$18.67	(100,630)	$16.06

Options Outstanding, End of Year	17,197,357	$19.09	16,210,186	$17.66	14,277,810	$15.68

Options Exercisable, End of Year	11,614,372		10,102,092		7,553,746

Shares Available for Future Stock Option Grants, End of Year	8,808,656		4,777,486		4,935,476

Weighted-Average Fair Value of Options Granted During the Year	$12.43		$10.12		$10.66

     Using the treasury stock method, which assumes that any proceeds together with the related tax benefits from the exercise of options would be used to purchase Common Stock at current prices, the dilutive effect of the options on outstanding shares as of March 31, 2004 would have been 4.7%. This is significantly less than appears on a gross basis when compared to the 122,660,357 shares of Common Stock outstanding as of March 31, 2004.

     The following table summarizes information about stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	of Shares	Contractual	Exercise	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$ 5.68 - $10.72	3,990,944	4.6	$9.69	3,153,552	$9.44
$11.00 - $17.45	4,157,447	3.9	$16.71	4,084,562	$16.73
$17.70 - $22.75	5,928,176	4.3	$20.37	3,362,472	$19.83
$23.20 - $41.00	3,089,682	5.9	$31.71	1,013,786	$31.74
$42.00 - $45.00	31,108	6.6	$44.52	—	$—

	17,197,357	4.5	$19.09	11,614,372	$16.96

     At March 31, 2003, the Company was following the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost had been recognized for the stock options. As noted above, effective April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123. On January 30, 2004, the Company modified all of its stock options and long-term incentive plan rights outstanding, in order to keep the holders in the same economic position as before the spin-off of Centex Construction Products, Inc. (“Construction Products”). The modification resulted in a reduction of the exercise price and an increase in the number of shares. This adjustment is a modification under the provisions of SFAS No. 123 and accordingly, compensation expense of $12.2 million will be expensed over the remaining vesting periods. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for all awards in fiscal 2004, 2003 and 2002, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts detailed in Note (A), “Significant Accounting Policies.”

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,
	2004	2003	2002
Expected Volatility	42.5%	38.6%	47.0%
Risk-Free Interest Rate	2.1%	4.7%	5.4%
Dividend Yield	0.2%	0.3%	0.4%
Expected Life (Years)	4	5	7

     The following table summarizes information about equity compensation plans, other than tax qualified plans, as of March 31, 2004:

					(c)
					Number of
					securities
		(a)			remaining available
		Number of			for future issuance
		securities to be	(b)		under equity
		issued upon	Weighted-average		compensation plans
		exercise of	exercise price of		[excluding
		outstanding	outstanding		securities
		options, warrants	options, warrants		reflected in column
Plan Category	Plan	and rights	and rights		(a)]
Equity Compensation Plans	1987	6,816,872	$14.02		—
Approved by	2001	1,987,084	$26.27		1,628,598
Stockholders	2003	—	$—		6,665,970

Equity Compensation Plans	1998	8,393,401	$21.50		514,088
not Approved by	Long-Term
Stockholders	Incentive Plan	1,088,574	$—		19,198

Total		18,285,931	$19.09	(1)	8,827,854

(1)	Weighted-average exercise price excludes any items with an exercise price of $0.

     See the discussion of the 1987 Plan, 1998 Plan, 2001 Plan and 2003 Plan above. The Company also grants stock units, which are converted into shares of Centex Common Stock at payout, to certain employees under its Long-Term Incentive Plan. Pursuant to the Long-Term Incentive Plan, participants may receive awards of deferred stock units representing the right to receive an equal number of shares of Centex Common Stock at the time the award is paid. Awards vest over a three-year period or upon a change in control, as defined in such Plan, and are generally paid upon the earlier of seven years or retirement, although the Compensation Committee is permitted to make an early payout at its discretion. The Company also issues restricted stock under the 2001 Plan and issues stock awards, restricted stock, stock units and performance awards under the 2003 Plan. At March 31, 2004, there were 163,336 shares of restricted stock outstanding.

Employee Benefit Plans

     Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s profit sharing plans. The plans operate on a calendar year. The aggregate cost of these plans to the Company was $32.6 million in fiscal 2004, $27.1 million in fiscal 2003 and $23.5 million in fiscal 2002.

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

     At March 31, 2004, Centex Corporation has interest rate swap agreements that, in effect, fix the variable interest rates on (i) $25 million of its outstanding debt at 6.7% and expires in October 2005 and (ii) £50 million of its outstanding debt at 4.0% and expires in March 2006. During the year ended March 31, 2004, the hedges related to these derivatives were effective. Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments. Based on the balance in Accumulated Other Comprehensive Income at March 31, 2004 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately $766.0 thousand. As of March 31, 2004, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $796.4 thousand ($444.3 thousand net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. At March 31, 2004, Home Equity had $60 million of these interest rate swap hedging instruments in place at a weighted-average interest rate of 3.2%. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Income and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. At March 31, 2004, Home Equity was hedging $2.00 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 1.9%. These swaps expire at varying times through March 2007. Based on the balance in Accumulated Other Comprehensive Income at March 31, 2004 related to interest rate hedging activities, the Company estimates increases in interest incurred over the next 12 months to be approximately $8.7 million. During the year ended March 31, 2004, the hedges related to substantially all of Home Equity’s interest rate swaps were effective and the ineffective portion was insignificant. As of March 31, 2004, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $8.7 million ($5.7 million net of tax).

     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company, LLC and its related companies agree to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in Other Assets or Accrued Liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage

Company, LLC and its related companies execute mandatory forward trade commitments (i.e., “forward trade commitments”). CTX Mortgage Company, LLC and its related companies also execute forward trade commitments to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. As discussed in Note (F), “Indebtedness,” HSF-I is a variable interest entity that has been consolidated with Financial Services effective July 1, 2003, pursuant to FIN 46. In connection with the consolidation of HSF-I, CTX Mortgage Company, LLC and its related companies elected as of July 1, 2003 to utilize hedge accounting treatment under SFAS No. 133 for forward trade commitments that serve as a hedge for loans held for sale. These forward trade commitments have been designated as fair value hedges. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $16 million for the year ended March 31, 2004. Forward trade commitments not designated as hedges are treated as derivative instruments, and their fair value is recorded on the balance sheet in Other Assets or Accrued Liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings. The net change in the estimated fair value of derivative positions not subject to hedge accounting resulted in a loss of approximately $12 million for the year ended March 31, 2003.

(O)	RELATED PARTY TRANSACTIONS

     The following related party transactions with the Partnership for fiscal year 2004 includes only related party transactions and amounts through February 29, 2004, the date of acquisition of the Partnership. Related party transactions and amounts occurring after the Partnership’s consolidation are not included in the amounts below as the related party amounts have been eliminated in consolidation.

     Centex Homes purchased land from the Partnership during fiscal 2004 and 2003 totaling $19.0 million and $34.5 million, respectively. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the years ended March 31, 2004 and 2003, Centex Homes paid $1.9 million and $3.5 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements.

     Construction Services has historically executed construction contracts with the Partnership. At March 31, 2003, contracts for the construction of two industrial facilities were completed and no additional contracts were outstanding. At February 29, 2004, a $10.0 million contract for the construction of an office building had been executed with the Partnership and was outstanding. During the eleven months ended February 29, 2004 and the year ended March 31, 2003, the Partnership paid $7.4 million and $5.3 million, respectively, to Construction Services pursuant to these contracts.

(P)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The consolidated carrying values of Cash and Cash Equivalents, Restricted Cash, Mortgage Securitization Residual Interest, Other Receivables, Accounts Payable and Accrued Liabilities and Short-term Debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,
	2004			2003
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financial Assets
Residential Mortgage Loans Held for Investment	$6,498,155	$6,675,546	(1)	$4,642,826	$4,713,045	(1)
Residential Mortgage Loans Held for Sale	$1,819,605	$1,820,739	(1)	$303,328	$306,765	(1)
Financial Liabilities
Centex Long-term Debt	$2,418,190	$2,445,061	(2)	$2,080,623	$2,295,103	(2)
Financial Services Long-term Debt	$6,197,674	$6,262,086	(2)	$4,156,590	$4,234,593	(2)

(1)	Fair values are based on quoted market prices for similar instruments.

(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(Q)	OFF-BALANCE SHEET OBLIGATIONS

     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (H), “Commitments and Contingencies.”

(R)	SPIN-OFF OF SUBSIDIARIES

     In June 2003, the Company spun off substantially all of its manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, the manufactured housing operations’ earnings have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the March 31, 2004 presentation.

     In January 2004, the Company spun off its entire equity interest in Construction Products, which had previously been reported as a separate business segment. As a result of the spin-off, the Construction Products’ earnings have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and all related assets and liabilities have been disclosed separately on the Consolidated Balance Sheets. All prior period information related to these discontinued operations has been reclassified to be consistent with the March 31, 2004 presentation. In connection with the tax-free distribution of our interests in Construction Products, we recognized as a component of discontinued operations, a tax benefit of $33.5 million. The tax benefit is a result of the reversal of a deferred tax liability for the difference between the financial carrying amount of our investment in Construction Products and the respective tax basis, which was no longer required given the tax-free nature of the distribution.

     For the years ended March 31, 2004, 2003 and 2002 discontinued operations had revenues of $461.9 million, $643.2 million and $593.0 million and operating earnings of $49.9 million, $47.5 million and $38.5 million, respectively. In connection with the spin-offs, we recorded a dividend to stockholders of $420.3 million representing our net investment in manufactured housing operations and Construction Products on the respective spin-off dates.

(S)	SUBSEQUENT EVENT

     On May 5, 2004, we issued $350 million aggregate principal amount of senior notes with an interest rate of 5.70%, maturing in fiscal year 2015.

Report of Independent Auditors

TO THE BOARD OF DIRECTORS OF CENTEX CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2004 and 2003, and the related statements of consolidated earnings, consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note (A) to the consolidated financial statements, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock Issued to Employees,” utilizing the prospective method of adoption as permitted by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Also, as discussed in Note (A) to the consolidated financial statements, the Company adopted Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities” as revised.

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

Dallas, Texas

May 17, 2004

Quarterly Results (Unaudited)(1)
(Dollars in thousands, except per share data)

	For the Quarters Ended 2004 and 2003
	Q1	Q2	Q3	Q4
2004
Revenues	$2,172,629	$2,428,326	$2,569,857	$3,192,579

Earnings from Continuing Operations(2)	$133,217	$188,055	$187,870	$267,989
Earnings from Discontinued Operations, net of Taxes	9,573	11,334	10,800	32,108
Cumulative Effect of a Change in Accounting Principle, net of Taxes	—	(13,260)	—	—

Net Earnings	$142,790	$186,129	$198,670	$300,097

Earnings from Continuing Operations Per Share(2)(3)
Basic	$1.09	$1.53	$1.51	$2.05
Diluted	$1.04	$1.46	$1.43	$2.17
Net Earnings Per Share
Basic	$1.17	$1.51	$1.60	$2.43
Diluted	$1.12	$1.44	$1.52	$2.30
Average Shares Outstanding
Basic	122,490,530	123,427,650	124,076,292	123,525,669
Diluted	127,865,692	129,076,874	130,659,958	130,515,294

2003
Revenues	$1,682,638	$1,908,121	$2,124,785	$2,713,161

Earnings from Continuing Operations(2)	$77,201	$105,275	$145,765	$198,571
Earnings from Discontinued Operations, net of Taxes	10,554	10,334	10,119	(1,900)

Net Earnings	$87,755	$115,609	$155,884	$196,671

Earnings from Continuing Operations Per Share(2)(3)
Basic	$0.63	$0.87	$1.21	$1.64
Diluted	$0.61	$0.84	$1.17	$1.58
Net Earnings Per Share
Basic	$0.72	$0.95	$1.29	$1.62
Diluted	$0.69	$0.92	$1.25	$1.56
Average Shares Outstanding
Basic	122,337,554	121,751,344	120,894,936	121,274,618
Diluted	127,194,232	126,072,580	124,935,330	126,048,272

(1)	The quarterly results presented in this table for the periods covered by the financial statements included in this Report and all prior periods have been adjusted to reflect our Construction Products operations (spun off in January 2004) and our manufactured housing operations (spun off in June 2003) as discontinued operations.

(2)	Earnings from Continuing Operations are Before Cumulative Effect of a Change in Accounting Principle. For more detailed discussion of the change in accounting principle, see Note (F), “Indebtedness” of the Notes to Consolidated Financial Statements on pages 74-78 of this Report.

(3)	On March 12, 2004, we completed a two-for-one stock split in the form of a 100 percent stock dividend to our stockholders of record as of February 29, 2004. All prior period earnings per share amounts have been restated to give retroactive application to the stock split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting subsequent to the date of the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company that follows Item 4 of Part I of Part A of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the July 15, 2004 Annual Meeting of Stockholders:

Item	Caption in the 2004 Proxy Statement

10	Election of Directors and Related Matters

10	Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance

10	Corporate Governance and Related Matters

11	Executive Compensation

12	Stock Ownership

12	Executive Compensation — Equity Compensation Plans

13	Certain Transactions

     The policies comprising Centex’s code of conduct are set forth in the Company’s code of ethics manual, The Centex Way: A Guide to Decision-Making on Business Conduct Issues. These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The code of ethics manual is published on the corporate governance section of the Company’s website at www.centex.com. The board will not permit any waiver of any ethics policy for any director or executive officer.

ITEM 11.	EXECUTIVE COMPENSATION

     See Item 10 above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     See Item 10 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is incorporated herein by reference to the information included and referenced under the caption “Ratification of Appointment of Independent Auditors” in the Company’s Proxy Statement for the July 15, 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this Report:

(1)	Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2004, together with the accompanying Notes to Consolidated Financial Statements and the Report of Independent Auditors on pages 54-95 of this Report.

(2)	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

(3)	Exhibits

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 100-103 of this Report.

b)	Reports on Form 8-K:

Current Report on Form 8-K of Centex Corporation dated January 6, 2004 announcing the retirement of Laurence Hirsch as Chairman and Chief Executive Officer of Centex.

Current Report on Form 8-K of Centex Corporation dated January 12, 2004 announcing home building order increases for both the quarter and the nine month period ended December 31, 2003.

Current Report on Form 8-K of Centex Corporation dated January 14, 2004 announcing the special meeting date of stockholders to vote on a proposal to amend Centex’s charter to increase Centex’s authorized common stock and a proposal to terminate the tandem trading relationship with 3333 Holding Corporation and Centex Development Company, L.P.

Current Report on Form 8-K of Centex Corporation dated January 15, 2004 announcing distribution ratios for shares of Centex Construction Products, Inc. to be received by Centex stockholders in the tax-free spin-off of CXP by Centex.

Current Report on Form 8-K of Centex Corporation dated January 20, 2004 announcing Centex’s results of operations for the quarter and nine months ended December 31, 2003.

Current Report on Form 8-K of Centex Corporation dated January 21, 2004 filing a letter to Centex stockholders describing the proposed distribution by Centex of its equity interest in Centex Construction Products, Inc.

Current Report on Form 8-K of Centex Corporation dated January 30, 2004 announcing that Centex has completed the distribution to its stockholders of all shares of common stock of Centex Construction Products, Inc.

Current Report on Form 8-K of Centex Corporation dated February 13, 2004 confirming that the administrative processing required under Centex’s employee benefit plans as a result of the spin-off of Centex Construction Products, Inc. has been completed, and the temporary suspension of transactions by plan participants in the Centex Common Stock Fund ended on February 13, 2004.

Current Report on Form 8-K of Centex Corporation dated February 25, 2004 announcing that Centex’s stockholders have approved a proposal to amend Centex’s charter to increase its authorized common stock.

Current Report on Form 8-K of Centex Corporation dated March 1, 2004 announcing (1) the completion of the merger of (i) 3333 Acquisition Corp. with and into 3333 Holding Corporation, with 3333 Holding Corporation surviving as a wholly owned subsidiary of Centex Corporation and (ii) the merger of Centex Development Acquisition, L.P. with and into Centex Development Company, L.P., with Centex Development Company, L.P. surviving as an indirect partnership subsidiary of Centex Corporation, and (2) the termination of the tandem trading relationship.

Current Report on Form 8-K of Centex Corporation dated March 4, 2004 announcing unit sales (orders) at Centex Homes for the first eight weeks of the fiscal quarter.

Current Report on Form 8-K of Centex Corporation dated March 12, 2004 announcing that Centex completed a previously announced two-for-one stock split.

INDEX TO EXHIBITS

CENTEX CORPORATION

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended	Filed herewith

3.2	Amended and Restated By-laws of Centex dated May 15, 2003	Exhibit 3.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Form 10-Q, quarter ended June 30, 2003”)

4.1	Specimen Centex common stock certificate (with Rights Agreement legend)	Filed herewith

4.2	Rights Agreement, dated as of October 2, 1996, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4 to Centex’s Registration Statement on Form 8-A (File No. 1-6776) filed on October 8, 1996 (the “1996 Form 8-A”)

4.3	Amendment No. 1 to Rights Agreement, dated as of February 18, 1999, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4.2 to Amendment No. 1 to the 1996 Form 8-A, filed on February 22, 1999

4.4	Amendment No. 2 to Rights Agreement, dated as of April 29, 2002, between Centex and Mellon Investor Services L.L.C. (f/k/a ChaseMellon Shareholder Services, L.L.C.), as rights agent	Exhibit 4.3 to Amendment No. 2 to the 1996 Form 8-A, filed on May 2, 2002

4.5	Instruments with respect to long-term debt, which do not exceed 10% of the total assets of Centex and its subsidiaries, have not been filed; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request	Not Applicable

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Filed herewith

10.2	Eighth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan*	Filed herewith

10.3	Amended and Restated Centex Corporation 2001 Stock Plan (the “2001 Stock Plan”)*	Filed herewith

10.3a	Form of stock option agreement for 2001 Stock Plan*	Filed herewith

10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Filed herewith

10.4	Amended and Restated Centex Corporation Long Term Incentive Plan (the “LTIP”)*	Filed herewith

10.4a	Form of award agreement LTIP*	Filed herewith

10.5	Centex Corporation 2003 Annual Incentive Compensation Plan*	Exhibit 10.13 to Centex’s Form 10-Q, quarter ended June 30, 2003

10.6	Amended and Restated Centex Corporation 2003 Equity Incentive Plan (the “2003 Equity Incentive Plan”)*	Filed herewith

10.6a	Form of stock option agreement for 2003 Equity Incentive Plan*	Filed herewith

10.6b	Form of stock unit agreement for 2003 Equity Incentive Plan*	Filed herewith

10.7	Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.8 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003

10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 4 to Centex’s Registration Statement on Form S-8 (File No. 333-37956) filed on May 26, 2000

10.9	Centex Corporation Executive Deferred Compensation Plan*	Filed herewith

10.10	Centex Corporation Salary Continuation Plan*	Filed herewith

10.11	Consulting Agreement, dated as of March 31, 2002, between Centex and David W. Quinn*	Filed herewith

10.12	Termination Agreement, dated as of March 31, 2004, between Centex and David W. Quinn*	Filed herewith

10.13	Executive Employment Agreement, dated as of June 1, 2000, between Centex and Leldon E. Echols*	Exhibit 10.5a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001

10.14	Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.15 to Centex’s Form 10-Q, quarter ended June 30, 2003

10.15	Amendment No. 1 to Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.19 to Centex’s Form 10-Q, quarter ended June 30, 2003

10.16	Administrative Services Agreement between Centex Service Company and Cavco Industries, Inc.	Exhibit 10.16 to Centex’s Form 10-Q, quarter ended June 30, 2003

10.17	Tax Sharing Agreement between Centex and affiliates and Cavco Industries, Inc.	Exhibit 10.17 to Centex’s Form 10-Q, quarter ended June 30, 2003

10.18	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks between Centex and Cavco Industries, Inc.	Exhibit 10.18 to Centex’s Form 10-Q, quarter ended June 30, 2003

10.19	Credit Agreement, dated as of August 7, 2003 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Form 10-Q, quarter ended September 30, 2003”)

10.20	Letter of Credit and Reimbursement Agreement, dated as of August 7, 2003 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.2 to Centex’s Form 10-Q, quarter ended September 30, 2003

10.21	Amended and Restated Distribution Agreement, dated as of November 4, 2003, between Centex and Centex Construction Products, Inc.	Exhibit 99.1 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

10.22	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex, ARG Merger Corporation and Centex Construction Products, Inc.	Exhibit 99.2 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

21	List of Subsidiaries of Centex	Filed herewith

23	Consent of Independent Auditors	Filed herewith

24.1	Powers of Attorney	Filed herewith

31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*     Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

May 28, 2004	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 28, 2004	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Chairman of the Board and
Chief Executive Officer
(principal executive officer)

May 28, 2004	By:	/s/ LELDON E. ECHOLS

Leldon E. Echols, Executive Vice President and
Chief Financial Officer
(principal financial officer)

May 28, 2004	By:	/s/ MARK D. KEMP

Mark D. Kemp, Vice President — Controller
(principal accounting officer)

	Directors:	Barbara T. Alexander, Dan W. Cook, III, Juan L. Elek,
Timothy R. Eller, Thomas J. Falk, Clint W. Murchison, III,
Frederic M. Poses, David W. Quinn,
Thomas M. Schoewe and Paul T. Stoffel

May 28, 2004	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller,
Individually and as
Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.