Form 10-Q
period 2004-06-30
CENTEX CORP
filed 2004-08-05
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

June 30, 2004

Commission File No. 1-6776

Centex Corporation

A Nevada Corporation

IRS Employer Identification No. 75-0778259
2728 N. Harwood
Dallas, Texas 75201
(214) 981-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 29, 2004:

Centex Corporation	Common Stock	123,579,085 shares

Centex Corporation and Subsidiaries

Form 10-Q Table of Contents

June 30, 2004

Part I. Financial Information

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,
	2004	2003
Revenues
Home Building	$1,998,114	$1,504,493
Financial Services	274,321	266,860
Construction Services	434,217	375,755
Other	59,421	25,521

	2,766,073	2,172,629

Costs and Expenses
Home Building	1,774,773	1,349,041
Financial Services	216,747	201,261
Construction Services	429,751	371,196
Other	52,079	26,339
Corporate General and Administrative	19,585	19,103
Interest Expense	5,025	15,470

	2,497,960	1,982,410

Earnings from Unconsolidated Entities	7,779	5,080

Earnings from Continuing Operations Before Income Taxes	275,892	195,299
Income Taxes	98,659	62,081

Earnings from Continuing Operations	177,233	133,218
Earnings from Discontinued Operations, net of Taxes of $0 and $4,901	—	9,572

Net Earnings	$177,233	$142,790

Basic Earnings Per Share
Continuing Operations	$1.43	$1.09
Discontinued Operations	—	0.08

	$1.43	$1.17

Diluted Earnings Per Share
Continuing Operations	$1.35	$1.04
Discontinued Operations	—	0.08

	$1.35	$1.12

Average Shares Outstanding
Basic	123,573,221	122,490,530
Dilutive Securities:
Options	7,110,684	5,044,926
Other	242,913	330,236

Diluted	130,926,818	127,865,692

Cash Dividends Per Share	$0.04	$0.02

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	June 30, 2004	March 31, 2004
Assets
Cash and Cash Equivalents	$182,177	$193,147
Restricted Cash	330,106	296,016
Receivables -
Residential Mortgage Loans Held for Investment, net	6,921,049	6,498,155
Residential Mortgage Loans Held for Sale	1,845,990	1,819,605
Construction Contracts	316,916	312,552
Trade, including Notes of $46,095 and $51,321	362,789	356,570
Inventories -
Housing Projects	5,429,636	4,897,036
Land Held for Development and Sale	233,836	208,140
Land Held Under Option Agreements Not Owned	449,449	362,405
Other	54,095	94,224
Investments -
Joint Ventures and Other	186,497	140,118
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	166,062	155,891
Other Assets -
Deferred Income Taxes	159,702	157,678
Goodwill	249,212	254,258
Mortgage Securitization Residual Interest	81,233	89,374
Deferred Charges and Other, net	217,593	233,399

	$17,186,342	$16,068,568

Liabilities and Stockholders’ Equity
Accounts Payable	$709,863	$760,563
Accrued Liabilities	1,160,337	1,201,349
Debt -
Centex	2,808,173	2,418,190
Financial Services	8,820,858	8,302,190
Payables to Affiliates	—	—
Commitments and Contingencies
Minority Interests	420,801	336,051
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 123,514,178 and 122,660,357 Shares	32,280	32,068
Capital in Excess of Par Value	234,124	202,958
Unamortized Value of Deferred Compensation	(350)	(411)
Retained Earnings	3,163,193	2,990,889
Treasury Stock, at Cost; 5,607,489 and 5,610,772 Shares	(212,773)	(212,822)
Accumulated Other Comprehensive Income (Loss)	49,836	37,543

Total Stockholders’ Equity	3,266,310	3,050,225

	$17,186,342	$16,068,568

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
June 30, 2004	March 31, 2004	June 30, 2004	March 31, 2004

$154,850	$174,878	$27,327	$18,269
34,410	36,152	295,696	259,864

—	—	6,921,049	6,498,155
—	—	1,845,990	1,819,605
316,916	312,552	—	—
177,558	178,829	185,231	177,741

5,429,636	4,897,036	—	—
233,836	208,140	—	—
449,449	362,405	—	—
45,899	85,284	8,196	8,940

186,497	140,118	—	—
550,441	531,941	—	—
119,150	114,524	46,912	41,367

66,703	66,985	92,999	90,693
237,475	237,656	11,737	16,602
—	—	81,233	89,374
151,231	171,534	66,362	61,865

$8,154,051	$7,518,034	$9,582,732	$9,082,475

$688,630	$743,062	$21,233	$17,501
971,718	972,041	188,619	229,308

2,808,173	2,418,190	—	—
—	—	8,820,858	8,302,190
—	—	(16,148)	15,661

419,220	334,516	1,581	1,535

—	—	—	—

32,280	32,068	1	1
234,124	202,958	275,467	275,521
(350)	(411)	—	—
3,163,193	2,990,889	292,531	256,490
(212,773)	(212,822)	—	—
49,836	37,543	(1,410)	(15,732)

3,266,310	3,050,225	566,589	516,280

$8,154,051	$7,518,034	$9,582,732	$9,082,475

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Three Months Ended June 30,
	2004	2003
Cash Flows — Operating Activities
Net Earnings	$177,233	$142,790
Adjustments-
Depreciation and Amortization	23,910	29,961
Provision for Losses on Residential Mortgage Loans Held for Investment	26,813	15,762
Deferred Income Tax Benefit	(10,199)	(6,255)
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(5,088)	(4,352)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	946	8,472
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
(Increase) Decrease in Restricted Cash	(34,090)	(42,121)
Increase in Receivables	(15,765)	(34,383)
Increase in Residential Mortgage Loans Held for Sale	(26,385)	(43,684)
Increase in Housing Projects and Land Held for Development and Sale	(567,889)	(294,622)
Decrease (Increase) in Other Inventories	39,826	2,562
Decrease in Accounts Payable and Accrued Liabilities	(73,147)	(89,934)
Decrease (Increase) in Other Assets, net	31,154	(3,080)
(Decrease) Increase in Payables to Affiliates	—	—
Other	(3,231)	—

	(435,912)	(318,884)

Cash Flows — Investing Activities
Payment (Issuance) on Notes Receivable, net	5,226	(819)
Increase in Residential Mortgage Loans Held for Investment	(449,707)	(478,631)
Increase in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	(39,990)	(16,098)
Decrease (Increase) in Investment and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(13,707)	(10,109)
Other	8,742	(12,538)

	(489,436)	(518,195)

Cash Flows — Financing Activities
Increase (Decrease) in Short-Term Debt, net	219,736	76,833
Centex
Issuance of Long-Term Debt	391,654	6,626
Repayment of Long-Term Debt	(769)	(3,289)
Financial Services
Issuance of Long-Term Debt	907,799	1,309,791
Repayment of Long-Term Debt	(608,867)	(926,854)
Proceeds from Stock Option Exercises	9,164	19,722
Treasury Stock Transactions, net	49	26
Dividends Paid	(4,929)	(2,472)

	913,837	480,383

Effect of Exchange Rate on Cash	541	—
Net (Decrease) Increase in Cash and Cash Equivalents	(10,970)	(356,696)
Cash and Cash Equivalents at Beginning of Period	193,147	456,179

Cash and Cash Equivalents at End of Period	$182,177	$99,483

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Three Months Ended June 30,		For the Three Months Ended June 30,
2004	2003	2004	2003

$177,233	$142,790	$36,041	$41,187

19,521	25,422	4,389	4,539
—	—	26,813	15,762
(72)	(4,460)	(10,127)	(1,795)
(5,088)	(4,352)	—	—
(36,041)	(41,187)	—	—
900	8,279	46	193

1,742	(27,869)	(35,832)	(14,252)
(8,268)	(22,014)	(7,497)	(12,369)
—	—	(26,385)	(43,684)
(567,889)	(294,622)	—	—
39,082	4,221	744	(1,659)
(36,190)	(91,431)	(22,689)	(60)
19,689	701	11,465	(3,781)
—	—	(31,809)	10,146
—	—	(3,231)	—

(395,381)	(304,522)	(58,072)	(5,773)

5,219	(1,100)	7	281
—	—	(449,707)	(478,631)
(39,990)	(16,098)	—	—
17,541	(8,589)	—	—
(2,602)	(5,607)	(11,105)	(4,502)
(525)	(12,538)	9,267	—

(20,357)	(43,932)	(451,538)	(482,852)

—	(25,257)	219,736	102,090

391,654	6,626	—	—
(769)	(3,289)	—	—

—	—	907,799	1,309,791
—	—	(608,867)	(926,854)
9,164	19,722	—	—
49	26	—	—
(4,929)	(2,472)	—	—

395,169	(4,644)	518,668	485,027

541	—	—	—
(20,028)	(353,098)	9,058	(3,598)
174,878	441,097	18,269	15,082

$154,850	$87,999	$27,327	$11,484

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004
(Dollars and shares in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and subsidiaries (the “Company”) after elimination of all significant intercompany balances and transactions. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months
	Ended June 30,
	2004	2003
Cash Paid for Interest	$91,193	$71,192

Net Cash Paid for Taxes	$8,617	$46,162

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

	For the Three Months
	Ended June 30,
	2004	2003
Total Interest Incurred	$107,755	$86,813
Less — Interest Capitalized	(41,082)	(20,315)
Financial Services Interest Expense	(61,648)	(51,028)

Interest Expense, net	$5,025	$15,470

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$27,569	$13,174

     Effective July 1, 2003, the Company consolidated Harwood Street Funding I, LLC (“HSF-I”) pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, (“FIN 46”), as discussed in Note (G), “Indebtedness.” As of July 1, 2003, the cumulative effect of a change in accounting principle recorded was $13.3 million, net of tax.

     As explained in Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits” pursuant to the provisions of FIN 46, as of June 30, 2004, the Company consolidated $416.5 million of lot option agreements and recorded $33.0 million of deposits related to these options as land held under option agreements not owned.

(C) STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS

     On April 1, 2003, the Company adopted the fair value measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), under which the Company recognizes compensation expense of a stock option award to an employee over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied to awards granted or modified on or after April 1, 2003 (the prospective method), whereas awards granted prior to such date continued to be accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.

     On January 30, 2004, the Company modified all of its outstanding stock options and long-term incentive plan rights in order to keep the holders in the same economic position as before the spin-off of our construction products operations. This adjustment is a modification, which resulted in a reduction of the option exercise price and an increase in the number of shares covered by the options or long-term incentive plan rights, under the provisions of SFAS No. 123. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25.

     In May 2004, the Company granted approximately 1.8 million options to employees. The fair value of these options is $31.3 million, as calculated under the Black-Scholes option-pricing model, which will be recognized as compensation expense over the vesting period. Compensation expense of $2.6 million related to these stock options was recognized during the three month period ended June 30, 2004.

     The following pro forma information reflects the Company’s net earnings and earnings per share as if compensation cost for all stock option plans and other equity-based compensation programs had been determined based upon the fair value at the date of grant for awards outstanding during the three month periods ended June 30, 2004 and 2003, consistent with the provisions of SFAS No. 123.

	For the Three Months
	Ended June 30,
	2004	2003
Net Earnings — as Reported	$177,233	$142,790
Stock-Based Employee Compensation Included in Reported Net Income, net of Related Tax Effects	7,777	3,585
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(7,777)	(8,205)

Pro Forma Net Earnings	$177,233	$138,170

Earnings Per Share:
Basic — as Reported	$1.43	$1.17
Basic — Pro Forma	$1.43	$1.13
Diluted — as Reported	$1.35	$1.12
Diluted — Pro Forma	$1.35	$1.08

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in Excess of	Value of Deferred	Retained	Treasury Stock	Other Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	Income (Loss)	Total
Balance, March 31, 2004	122,660	$32,068	$202,958	$(411)	$2,990,889	$(212,822)	$37,543	$3,050,225
Issuance and Amortization of Restricted Stock	68	17	4,742	61				4,820
Stock Compensation			7,117					7,117
Exercise of Stock Options, Including Tax Benefits	783	195	19,380					19,575
Cash Dividends					(4,929)			(4,929)
Other Stock Transactions	3		(73)			49		(24)
Net Earnings					177,233			177,233
Unrealized Gain on Hedging Instruments							15,043	15,043
Foreign Currency Translation Adjustments							(2,750)	(2,750)

Balance, June 30, 2004	123,514	$32,280	$234,124	$(350)	$3,163,193	$(212,773)	$49,836	$3,266,310

(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment by Centex Home Equity Company, LLC and its related companies (“Home Equity”), including real estate owned, consisted of the following:

	June 30, 2004	March 31, 2004
Residential Mortgage Loans Held for Investment	$6,985,978	$6,554,513
Allowance for Losses on Residential Mortgage Loans Held for Investment	(64,929)	(56,358)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$6,921,049	$6,498,155

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows for the three months ended June 30, 2004 and the year ended March 31, 2004:

	June 30, 2004	March 31, 2004
Balance at Beginning of Period	$56,358	$28,384
Provision for Losses	26,813	79,503
Losses Sustained, net of Recoveries of $54 and $204	(18,242)	(51,529)

Balance at End of Period	$64,929	$56,358

	June 30, 2004	March 31, 2004
Allowance as a Percentage of Gross Loans Held for Investment	0.9%	0.9%
Allowance as a Percentage of 90+ Days Contractual Delinquency	43.8%	36.4%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$148,301	$154,868
% Delinquent	2.1%	2.4%

(F) GOODWILL

     A summary of changes in goodwill by segment for the three months ended June 30, 2004 is presented below:

	Home	Financial	Construction
	Building	Services	Services	Other	Total
Balance as of March 31, 2004	$158,607	$16,602	$1,007	$78,042	$254,258
Goodwill Acquired	—	—	—	337	337
Goodwill Disposed	—	(4,865)	—	—	(4,865)
Other, net	(366)	—	—	(152)	(518)

Balance as of June 30, 2004	$158,241	$11,737	$1,007	$78,227	$249,212

     Goodwill for the Other segment at June 30, 2004 relates to the Company’s home services operations.

(G) INDEBTEDNESS

     Balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at June 30, 2004 and March 31, 2004 were (due dates are presented in fiscal years):

	June 30,		March 31,
	2004		2004
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Financial Institutions	$548,336	1.92%	$601,718	1.42%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	1,053,841	1.50%	936,000	1.15%
Harwood Street Funding II, LLC	722,075	1.65%	566,798	1.15%

Consolidated Short-term Debt	2,324,252		2,104,516

Long-term Debt:

Centex
Medium-term Note Programs, due through 2007	258,000	4.72%	258,000	4.67%
Long-term Notes, due through 2015	2,158,386	6.56%	1,808,332	6.73%
Other Indebtedness, due through 2010	192,051	5.67%	152,152	5.31%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,781	8.75%	99,763	8.75%
Subordinated Debentures, due in 2006	99,955	7.38%	99,943	7.38%

	2,808,173		2,418,190

Financial Services
Home Equity Asset-Backed Certificates, due through 2035	6,263,856	3.19%	5,964,924	3.59%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2007	139,000	3.33%	139,000	3.06%
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2009	93,750	3.52%	93,750	3.24%

	6,496,606		6,197,674

Consolidated Long-term Debt	9,304,779		8,615,864

Total Debt	$11,629,031		$10,720,380

     The weighted-average interest rates for short-term and long-term debt during the three months ended June 30, 2004 and 2003 were:

	For the Three Months Ended June 30,
	2004	2003
Short-term Debt:

Financial Services	1.64%	1.61%

Long-term Debt:

Centex
Medium-term Note Programs (1)	5.30%	5.31%
Long-term Notes	6.64%	7.08%
Other Indebtedness	5.52%	4.32%
Subordinated Debentures	8.07%	8.07%

Financial Services
Centex Home Equity Company, LLC Long-term Debt (2)	3.21%	3.90%
CTX Mortgage Company, LLC Long-term Debt (3)	3.12%	—

(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total
2005	$38,039	$1,598,266	$1,636,305
2006	341,244	2,077,188	2,418,432
2007	432,569	1,499,912	1,932,481
2008	359,535	668,183	1,027,718
2009	1,187	352,076	353,263
Thereafter	1,635,599	300,981	1,936,580

	$2,808,173	$6,496,606	$9,304,779

     Financial Services long-term debt associated with Home Equity includes Asset-Backed Certificates of $6.26 billion at June 30, 2004. These Asset-Backed Certificates relate to securitized residential mortgage loans and are structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, as is common in these structures, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     Under Centex Corporation’s bank credit facilities, Centex is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2004, Centex was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of June 30, 2004 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000	59,553	(2)

	1,050,000	859,553	(3)

International Homebuilding
Multi-Bank Secured Revolving Credit Facility	180,740	39,763
Secured Bonding Facility	18,074	15,976
Unsecured Credit Facility	36,148	36,148

	234,962	91,887	(4)

Financial Services
Secured Credit Facilities	720,000	171,664	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,807,318
Harwood Street Funding II, LLC Facility	2,500,000	1,684,175

	6,220,000	3,663,157

	$7,504,962	$4,614,597	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of June 30, 2004, there were no borrowings under this backup facility, and the Company’s $700 million commercial paper program had no amounts outstanding. There have been no borrowings under this revolving credit facility since inception. In July 2004, the maturity date of this revolving credit facility was extended to July 2007.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit issued under this facility may expire no later than August 2005. In July 2004, this facility was increased to $300 million and the maturity date was extended to July 2005. In addition, the expiration period for letters of credit issued under this facility was extended to July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £100 million secured, committed, multi-bank revolving credit facility and a £10 million secured bonding facility. These facilities are not guaranteed by, nor is there recourse to, Centex Corporation. The international homebuilding operations also maintain a £20 million unsecured, uncommitted credit facility guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $500 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $210 million of secured, committed mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million secured, committed mortgage warehouse facility to finance mortgages.

(6)	The amount of available capacity includes $4.58 billion of committed capacity and $36.1 million of uncommitted capacity as of June 30, 2004. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage Company, LLC has sold substantially all of the conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period of 45 to 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2004, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s and (2) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At June 30, 2004, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity.

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. Prior to the implementation of FIN 46, HSF-I was not consolidated in the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt of approximately $1.19 billion at June 30, 2004. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003, are reflected in the Company’s financial statements. Because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003 are eliminated in consolidation.

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

     HSF-I’s debt does not have recourse to the Company, and the consolidation of this debt does not change the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated extendable certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.57 billion of mortgage loans to investors and recognized net gains from mortgage banking operations of $33.9 million during the three months ended June 30, 2004. CTX Mortgage Company, LLC sold $4.05 billion of mortgage loans to HSF-I and other investors and recognized net gains from mortgage banking operations of $77.0 million during the three months ended June 30, 2003.

Centex Home Equity Company, LLC and Harwood Street Funding II, LLC

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s borrowing capacity of $2.5 billion. HSF-II obtains funds for the purchase of eligible loans by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of June 30, 2004, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.

     In the event Financial Services is unable to finance its inventory of loans through HSF-I and HSF-II, it would draw on other existing credit facilities. In addition, Financial Services would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that Financial Services could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

(H) MERGER OF 3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES

     Prior to February 2004, the common stock of 3333 Holding Corporation (“Holding”) and warrants to purchase limited partnership interests in Centex Development Company, L.P. (“the Partnership”) were traded in tandem with our common stock. We held an ownership interest in the Partnership, which we reported on the equity method of accounting as a part of our investment real estate operations. Neither Holding nor the Partnership was consolidated in our financial statements.

     On February 29, 2004, the Company completed the acquisition of Holding and the Partnership through a series of transactions, which included mergers with the Company’s subsidiaries. The transactions were approved by the Company’s stockholders and holders of beneficial interests in Holding at a special joint meeting of stockholders held on February 25, 2004. These transactions terminated the tandem trading relationship between the Company’s common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. For their interests in the securities of Holding and the Partnership, the Company’s stockholders of record on February 29, 2004 received an amount equal to $0.02 per share of the Company’s common stock totaling approximately $1.2 million, which was paid on March 10, 2004.

     The mergers resulted in the consolidation of Holding and the Partnership. As a result of the mergers, effective March 1, 2004, the Company eliminated its investment in the Partnership of $370.6 million, recorded net assets of $370.6 million including goodwill of $36.4 million, and recorded a dividend to stockholders of $1.2 million. Operations of Holding and the Partnership have been consolidated in the Company’s results of operations subsequent to March 1, 2004.

     The operations of the Partnership included homebuilding operations in the United Kingdom. As a result of the merger, the international homebuilding operations of the Partnership are now included in our Home Building business segment, and the Partnership’s domestic real estate operations continue to be reported within our investment real estate operations included in the other segment.

(I) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $186.5 million and $140.1 million at June 30, 2004 and March 31, 2004, respectively. These joint ventures had total outstanding secured construction debt of approximately $274.6 million and $202.2 million at June 30, 2004 and March 31, 2004, respectively. The Company is liable, on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. The Company’s maximum potential liability with respect to the debt of the recourse joint ventures, based on its ownership percentage of the recourse joint ventures, is approximately $70.3 million and $73.2 million at June 30, 2004 and March 31, 2004, respectively. For certain of the recourse joint ventures, which represents approximately $66.9 million and $69.9 million of the Company’s maximum potential liability for the debt of all the recourse joint ventures at June 30, 2004 and March 31, 2004, respectively, the Company becomes liable up to the maximum amount for the recourse joint venture only to the extent that the construction debt exceeds a certain percentage of the value of the project. At June 30, 2004 and March 31, 2004, the Company was not liable for any of this debt based on the values of the related projects as of such dates. For certain of the joint ventures, the Company has also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. In accordance with the provisions of FIN 46, the Company determines if it is the primary beneficiary of joint ventures based upon analysis of the variability of the expected gains and losses of the joint venture. Based on this evaluation, if the Company is the primary beneficiary, the joint venture is consolidated.

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

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The warranty covers defects in materials or workmanship in the first two years of the home and certain designated components or structural elements of the home in the third through tenth years. Prior to April 1, 2004, Home Building’s United States warranties for defects in materials or workmanship covered the first year. In California, effective January 1, 2003, Home Building began following the statutory provisions of Senate Bill 800, which, in part, provide a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Home Building’s contractual warranty liability are as follows for the three months ended June 30, 2004 and the year ended March 31, 2004:

	June 30, 2004	March 31, 2004
Balance at Beginning of Period	$20,146	$16,125
Warranties Issued	10,419	29,806
Settlements Made	(8,345)	(25,597)
Changes in Liability of Pre-Existing Warranties, Including Expirations	—	(188)
Foreign Currency Translation	18	—

Balance at End of Period	$22,238	$20,146

     In January 2003, Centex received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building has defenses to the allegations made by the EPA and is exploring methods of settling this matter. While the amount of civil penalties, if any, and the cost of injunctive relief, if any, are undetermined, the Company is confident that such amounts will not be material to its consolidated financial condition or operations.

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the three months ended June 30, 2004 and the year ended March 31, 2004:

	June 30, 2004	March 31, 2004
Balance at Beginning of Period	$25,045	$28,594
Provision for Losses	—	1,837
Settlements	(2,008)	(5,386)

Balance at End of Period	$23,037	$25,045

(J) LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire at various dates through the year 2010.

     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain lot option agreements at June 30, 2004. As a result, the Company recorded $416.5 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests. In addition, at June 30, 2004, the Company recorded $33.0 million of deposits related to these options as land held under option agreements not owned.

     At June 30, 2004, the Company had deposited or invested with third parties $109.0 million (excluding the $33.0 million of deposits discussed above) included in land held for development and sale related to lot option agreements. The lot option agreements related to these deposits had a total remaining purchase price of approximately $3.76 billion.

(K) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended June 30, 2004 and 2003 is presented below:

	For the Three Months
	Ended June 30,
	2004	2003
Net Earnings	$177,233	$142,790
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	15,043	(1,252)
Foreign Currency Translation Adjustments	(2,750)	10,720
Other	—	2

Comprehensive Income	$189,526	$152,260

     The foreign currency translation adjustments are primarily the result of international homebuilding’s translated assets, liabilities and income statement accounts. The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (N), “Derivatives and Hedging.”

(L) BUSINESS SEGMENTS

     The Company operates in three principal business segments: Home Building, Financial Services, and Construction Services. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company. Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes domestically and the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments throughout the United Kingdom.

Financial Services

     Financial Services’ mortgage operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $159.2 million and $106.7 million for the three months ended June 30, 2004 and 2003, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.3 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Other

     The Company’s Other segment includes the Company’s home services and investment real estate operations, which are not material for purposes of segment reporting, and corporate general and administrative expenses and interest expense.

     As previously described in Note (H), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” in February 2004, the Company acquired Holding and the Partnership. Subsequent to the merger, the Company has consolidated the financial results of the Partnership; and as a result, the Company realigned its reporting for the Partnership, whereby the Partnership’s international homebuilding operations are included in the Home Building business segment. The Partnership’s domestic operations continue to be reported within our investment real estate operations. The Company has determined that no significant capital will be allocated to our investment real estate operations for new business development. Beginning April 1, 2004, the financial results of our investment real estate operations are included in the Other business segment. Prior period amounts have been reclassified to conform to the current year presentation.

	For the Three Months Ended June 30, 2004
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$1,998.1	$274.3	$434.2	$59.5	$2,766.1
Cost of Sales	(1,473.0)	(61.6)	(413.9)	(36.5)	(1,985.0)
Selling, General and Administrative Expenses	(301.8)	(155.1)	(15.8)	(40.3)	(513.0)
Earnings from Unconsolidated Entities	7.8	—	—	—	7.8

Earnings (Loss) from Continuing Operations Before Income Tax	$231.1	$57.6	$4.5	$(17.3)	$275.9

	For the Three Months Ended June 30, 2003
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$1,504.5	$266.9	$375.8	$25.4	$2,172.6
Cost of Sales	(1,127.4)	(51.0)	(356.8)	(10.3)	(1,545.5)
Selling, General and Administrative Expenses	(221.7)	(150.3)	(14.4)	(50.5)	(436.9)
Earnings (Loss) from Unconsolidated Entities	6.0	—	—	(0.9)	5.1

Earnings (Loss) from Continuing Operations Before Income Tax	$161.4	$65.6	$4.6	$(36.3)	$195.3

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months
	Ended June 30,
	2004	2003
Operating Loss from Home Services Operations	$(2.6)	$(1.3)
Operating Earnings (Loss) from Investment Real Estate Operations	9.9	(0.1)
Corporate General and Administrative Expense	(19.6)	(19.1)
Interest Expense	(5.0)	(15.5)
Other	—	(0.3)

	$(17.3)	$(36.3)

(M) INCOME TAXES

     Income tax expense for the Company increased from $62.1 million to $98.7 million and the effective tax rate increased from approximately 32% to 36% for the three months ended June 30, 2003 and 2004, respectively. The increase in the effective tax rate is primarily the result of a reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2005 as compared to the prior year.

(N) DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements, designated as cash flow hedges as described below. The swap agreements are recorded at their fair value in other assets or accrued liabilities in the Consolidated Balance Sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through other comprehensive income (loss). Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts are insignificant.

     At June 30, 2004, Centex Corporation has interest rate swap agreements that, in effect, fix the variable interest rates on (i) $25 million of its outstanding debt at 6.7% and expires in October 2005 and (ii) £50 million of its outstanding debt at 4.0% and expires in March 2006. During the three months ended June 30, 2004, the hedges related to these derivatives were effective. Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments. Based on the balance in accumulated other comprehensive income at June 30, 2004 related to these derivatives, the Company estimates decreases in interest incurred over the next 12 months to be approximately $204.8 thousand. As of June 30, 2004, the balance in accumulated other comprehensive income related to these derivatives was $278.7 thousand ($277.0 thousand net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. At June 30, 2004, Home Equity had $165 million of these interest rate swap agreements in place at a weighted-average interest rate of 4.5%. Changes in fair value of these derivatives are deferred in accumulated other comprehensive income (loss) and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. At June 30, 2004, Home Equity was hedging $2.25 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 2.1%. These swaps expire at varying times through June 2007. Based on the balance in accumulated other comprehensive income at June 30, 2004 related to interest rate hedging activities, the Company estimates decreases in interest incurred over the next 12 months to be approximately $7.1 million. During the three months ended June 30, 2004, the hedges related to substantially all of Home Equity’s interest rate swaps were effective and the ineffective portion was insignificant. As of June 30, 2004, the balance in accumulated other comprehensive income related to Home Equity’s derivatives was $10.3 million ($6.7 million net of tax).

     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company, LLC and its related companies agree to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC and its related companies execute mandatory forward trade commitments (i.e., “forward trade commitments”). CTX Mortgage Company, LLC and its related companies also execute forward trade commitments to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. As discussed in Note (G), “Indebtedness,” HSF-I is a variable interest entity that has been consolidated with Financial Services and the Company effective July 1, 2003, pursuant to FIN 46. In connection with the consolidation of HSF-I, CTX Mortgage Company, LLC and its related companies elected as of July 1, 2003 to utilize hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) for these forward trade commitments. These forward trade commitments have been designated as fair value hedges. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a loss of approximately $2 million for the three months ended June 30, 2004. Forward trade commitments not designated as hedges are treated as derivative instruments, and their fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings. The net change in the estimated fair value of derivative positions not subject to hedge accounting resulted in a loss of approximately $72 thousand for the three months ended June 30, 2004.

(O) RELATED PARTY TRANSACTIONS

     As previously described in Note (H), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” in February 2004, the Company acquired Holding and the Partnership. Transactions and amounts occurring after the Partnership’s consolidation are not included in the related party disclosures below, as the transactions between the Company and the Partnership have been eliminated in consolidation. Prior to the merger, the Partnership executed transactions with Home Building and Construction Services.

     Home Building purchased land from the Partnership during the three months ended June 30, 2003 totaling $12.0 million. In addition, at June 30, 2003, Home Building had $7.8 million deposited with the Partnership as option deposits for the purchase of land. Home Building also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three months ended June 30, 2003, Home Building paid $0.4 million to the Partnership in fees and reimbursements pursuant to these agreements.

     Construction Services executed a $10.6 million contract with the Partnership for the construction of an office building. At June 30, 2003, this contract was outstanding.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

     During March 2004, the FASB issued an exposure draft entitled “Share-Based Payment,” which would amend SFAS No. 123 and SFAS No. 95, “Statements of Cash Flows.” Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Among other items, the exposure draft may require the Company to change its method of valuing share-based payments and its method of accruing compensation costs for awards with graded vesting schedules (that is, awards for which different parts vest at different times). The exposure draft is not final and is subject to a comment period that ended June 30, 2004. Although the exposure draft and its eventual effective date are subject to revision, the proposed effective date of the exposure draft is for fiscal years beginning after December 15, 2004. If the exposure draft is implemented in its current form, it is not expected to have a material impact on the Company’s results of operations or financial position.

(Q) OFF-BALANCE SHEET OBLIGATIONS

     The Company enters into various off-balance sheet transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (I), “Commitments and Contingencies.”

(R) SPIN-OFF OF SUBSIDIARIES

     In June 2003, the Company spun off substantially all of its manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, the manufactured housing operations’ earnings for all periods prior to the spin-off have been reclassified to discontinued operations in the Statements of Consolidated Earnings.

     In January 2004, the Company spun off its entire equity interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc., which had previously been reported as a separate business segment. As a result of the spin-off, the Construction Products’ earnings for all periods prior to the spin-off have been reclassified to discontinued operations in the Statements of Consolidated Earnings.

     For the three months ended June 30, 2003, discontinued operations had revenues of $183.6 million and operating earnings of $23.6 million.

(S) SUBSEQUENT EVENTS

     On July 19, 2004, Centex Corporation filed with the U.S. Securities and Exchange Commission (the “SEC”) a Form S-3 Registration Statement which will allow Centex to sell from time to time up to $2.5 billion of common and preferred stock, debt securities, warrants and other securities. Centex plans to use proceeds from any sales of these securities for general corporate purposes, which may include debt repayment, working capital, capital expenditures, acquisitions and securities repurchases. On August 3, 2004, the SEC declared this Registration Statement effective.

(T) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the June 30, 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     We currently operate in three principal business segments: Home Building, Financial Services and Construction Services. The following charts summarize certain key line items of our results of operations (for our company as a whole and by principal business segment) for the first quarter fiscal 2005 and 2004:

*	Other consists of the financial results of investment real estate operations, home services operations, corporate general and administrative expense and interest expense.

     As outlined in the charts above, for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, revenues increased 27% to $2.8 billion and earnings from continuing operations increased 42%

to $276 million. The increase in revenues and operating earnings is primarily the result of the operating results of our Home Building segment. The growth in operating earnings from the Home Building segment was offset, to a much lesser extent, by a decline in operating earnings of our Financial Services segment.

     Home Building’s organic growth strategy is driven primarily by growth in neighborhoods open for sale, increases in closings per neighborhood, increases in average selling prices, and continued improvements in operating margins. For the first quarter 2005, as compared to first quarter 2004, Home Building’s domestic operations have increased average neighborhood count from 558 to 570 and closings per average neighborhood from 11.4 to 13.0. Over that same period of time, domestic operating margins have also improved from 10.4% to 11.8%.

     As of March 31, 2004, we had homebuilding operations in 45 of the 50 largest housing markets in the United States, which includes six markets with our Wayne Homes operations. We have largely completed our geographic diversification plan and are now focused primarily on further penetration in our existing markets; however, we will continue to be opportunistic with respect to specific geographic or market segment expansion.

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

     Financial Services’ operating results for the quarter ended June 30, 2004 have been negatively impacted by decreased loan refinancing activity reflective of an increasing mortgage interest rate environment. Thirty-year conventional mortgage fixed interest rates were approximately 6.29% and 5.23% as of June 30, 2004 and 2003, respectively. Refinancing activity accounted for 24% and 51% of originations in first quarter 2005 and 2004, respectively. Our Financial Services segment will continue to focus on serving the customers of our Home Building segment and increasing the percentage of conforming mortgage loans provided to them. For the three months ended June 30, 2004, our conforming mortgage business financed approximately 73% of our Home Building non-cash unit closings. In addition, the Financial Services growth model includes plans to increase the number of loan officers originating conforming retail loans and improve their productivity. Our conforming mortgage lending business is primarily a fee-based business with low capital requirements. Our Financial Services segment also includes our sub-prime home equity lending operations, which is a portfolio-based model that produces more predictable earnings. Our sub-prime home equity loans are obtained through our organically grown origination channels using centrally controlled product, pricing and underwriting.

     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or further curtail mortgage refinance activity. Although we expect that we would be able to make adjustments in our operations to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     Our Construction Services segment operating earnings for the first quarter 2005 remained relatively stable as compared to the first quarter 2004. Industry conditions have created increased pricing pressure on construction companies, which in turn has reduced our Construction Services operating margins. However, revenues for the first quarter 2005 increased compared to first quarter 2004 due to our focus on increasing market share. The commercial construction environment remains challenged but is showing signs of improvement as evidenced by the increase in backlog. At June 30, 2004, the backlog was $1.65 billion, an increase of 17.5% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments to achieve growth in revenues and operating earnings.

     In fiscal year 2004, we consummated the spin-offs to our stockholders of substantially all of our manufactured housing operations on June 30, 2003 and our entire ownership interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc., a former majority owned subsidiary, on January 30, 2004. Manufactured housing and Centex Construction Products, Inc. are reported as discontinued operations in our consolidated financial statements.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the three months ended June 30, 2004 and 2003 (dollars in millions except per unit data):

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Revenues — Housing	$1,967.0	33.1%	$1,477.4	38.3%
Revenues — Land Sales and Other	31.1	14.8%	27.1	(27.5%)
Cost of Sales — Housing	(1,433.8)	30.0%	(1,102.6)	38.1%
Cost of Sales — Land Sales and Other	(39.2)	58.1%	(24.8)	(1.2%)
Selling, General and Administrative Expenses	(301.8)	36.1%	(221.7)	21.9%
Earnings from Unconsolidated Entities	7.8	30.0%	6.0	NM

Operating Earnings	$231.1	43.2%	$161.4	61.6%

Operating Earnings as a Percentage of Revenues	11.6%	NM	10.7%	NM

     Home Building’s results are derived from its domestic and international operations as described below.

Domestic

     Home Building’s domestic operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes. The following summarizes the results of our Home Building domestic operations for the three months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Units Closed	7,383	16.3%	6,349	27.1%
Average Unit Sales Price	$253,592	9.0%	$232,699	8.8%
Operating Earnings Per Unit	$30,284	22.8%	$24,667	22.9%
Backlog Units	17,062	20.9%	14,111	26.6%
Average Operating Neighborhoods	570	2.2%	558	15.8%
Closings Per Average Neighborhood	13.0	14.0%	11.4	9.6%

Lots Owned	82,853	27.9%	64,757	23.5%
Lots Controlled	129,315	53.1%	84,454	52.6%

Total Lots Owned and Controlled	212,168	42.2%	149,211	38.4%

     Home Building’s domestic operations financial performance is reflective of changes in the following performance indicators:

•	Growth in average neighborhoods

•	Growth in closings per average neighborhood

•	Increases in average unit sales price

•	Operating margin improvement

     The following summarizes changes in performance indicators for the three months ended June 30, 2004 as compared to the prior year.

     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. For the quarter ended June 30, 2004, average operating neighborhoods increased 2.2% to 570 as compared to the quarter ended June 30, 2003.

     The 14.0% increase in closings per average neighborhood in first quarter 2005 was largely the result of higher sales rates realized over the last twelve months. These sale rate increases can be attributed to our continued focus on market research, enhanced sales and marketing activities and activity-based sales management. Sales orders for the quarter were particularly strong in the southeast and west coast regions and, for all regions, totaled 9,031 units, an increase of 7.4% versus the prior year. Home closing volume also increased 16.3%, to 7,383 homes.

     Strong housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For first quarter 2005, average selling prices were up 9.0% to $253,592. Average selling prices, excluding California, were up 6.9% to $218,154 and California’s average selling price was up 17.3% to $471,192.

     Operating margins for our domestic homebuilding operations improved to 11.8% for the first quarter from 10.4% in the prior year. Increased unit volume, average selling price increases and continued focus on lowering direct construction costs resulted in margin improvement throughout the Home Building segment. National and regional purchasing programs and local cost reduction and efficiency efforts have helped offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources, and believe that we can deal effectively with the challenges we may experience relating to the supply or availability of materials, services and land.

     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while expanding margins.

     During the first quarter, we continued to increase our land position to facilitate our short and longer term growth initiatives. Based on our current closing projections, our land position that is currently owned or controlled under option agreements at June 30, 2004 would produce approximately 100% of our projected closings for fiscal year 2005, 90% of our projected closings for fiscal year 2006, and 60% of our projected closings for fiscal year 2007.

International

     In February 2004, we acquired through merger transactions the Partnership, an investment previously accounted for on the equity method of accounting. Subsequent to the merger, international homebuilding operations of the Partnership have been consolidated with the Home Building segment. Prior period earnings related to the international homebuilding operations of the Partnership, previously reflected in our investment real estate operations, have been reclassified to the Home Building segment to conform to the presentation subsequent to the merger. Our international homebuilding operations involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments throughout the United Kingdom. Included in Home Building’s operating results were 314 closings and revenues and operating earnings of $99.0 million and $7.5 million, respectively, for the three-month period ended June 30, 2004. Earnings from unconsolidated entities related to the international homebuilding operations of the Partnership were $4.8 million for the three months ended June 30, 2003.

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

     The following summarizes the results of our Financial Services operations for the three months ended June 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Revenues	$274.3	2.8%	$266.9	47.9%
Cost of Sales	(61.6)	20.8%	(51.0)	14.3%
Selling, General and Administrative Expenses	(155.1)	3.2%	(150.3)	34.7%

Operating Earnings	$57.6	(12.2%)	$65.6	170.0%

Interest Margin	$97.6	75.2%	$55.7	54.3%
Origination Volume	$4,942.8	(9.0%)	$5,432.1	82.3%
Number of Loans Originated	30,693	(15.3%)	36,222	63.6%
Number of Loan Applications	114,978	2.7%	111,956	69.7%

     Financial Services’ results are primarily derived from conforming mortgage lending and sub-prime home equity lending operations as described below.

Conforming Mortgage Lending

     The following summarizes the results of our conforming mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the three months ended June 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Revenues	$109.1	(25.8%)	$147.0	63.5%
Cost of Sales	(7.0)	250.0%	(2.0)	—%
Selling, General and Administrative Expenses	(70.1)	(25.1%)	(93.6)	26.0%

Operating Earnings	$32.0	(37.7%)	$51.4	277.9%

Interest Margin	$15.7	528.0%	$2.5	8.7%

Average Interest Earning Assets	$1,661.6	424.2%	$317.0	73.5%
Average Yield	5.47%	NM	5.81%	NM
Average Interest Bearing Liabilities	$1,601.3	546.5%	$247.7	86.9%
Average Rate Paid	1.72%	NM	2.87%	NM

     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived primarily from the sale of mortgage loans, inclusive of all servicing rights, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on residential mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.

     Our business strategy of selling conforming loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the conforming mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans, holds them for a short period and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, was consolidated with our Financial Services segment. The consolidation of HSF-I resulted in an increase in our residential mortgage loans held for sale with a corresponding increase in our debt of approximately $1.19 billion at June 30, 2004. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003 are reflected in our financial statements. As a result of the consolidation, interest income reflected as revenues and interest expense reflected as cost of sales in the table above increased approximately $15.5 million and $4.5 million, respectively. HSF-I purchases mortgage loans, at closing, from CTX Mortgage Company, LLC with the proceeds from the issuance of medium term notes, secured liquidity notes and subordinated certificates that are extendable for up to five years. CTX Mortgage Company, LLC and its related companies sold $2.57 billion of mortgage loans to investors and recognized net gains from mortgage banking operations of $33.9 million during the three months ended June 30, 2004. CTX Mortgage Company, LLC sold $4.05 billion of mortgage loans to HSF-I and other investors and recognized net gains from mortgage banking operations of $77.0 million during the three months ended June 30, 2003.

     In the normal course of its activities, CTX Mortgage Company, LLC (and its related companies subsequent to the consolidation of HSF-I) carries inventories of loans pending sale to third-party investors and earns an interest margin, that we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. CTX Mortgage Company, LLC and its related companies use short-term mortgage warehouse facilities to finance these inventories of loans. The significant increase in interest margin is due to the consolidation of HSF-I interest income and expense in our financial statements subsequent to June 30, 2003.

     The decrease in revenues for the three months ended June 30, 2004 is the result of a decrease in the volume of loans originated and sold to the secondary market and less favorable secondary market conditions. The following table provides a comparative analysis of mortgage loan originations and applications for the three months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Origination Volume	$3,501.6	(23.1%)	$4,554.6	83.6%
Number of Loans Originated
Builder	5,019	13.2%	4,435	31.3%
Retail	14,154	(37.9%)	22,792	83.7%

	19,173	(29.6%)	27,227	72.5%

Number of Loan Applications
Builder	6,146	1.4%	6,064	34.1%
Retail	10,867	(57.0%)	25,255	121.6%

	17,013	(45.7%)	31,319	96.7%

Average Loan Size	$182,600	9.1%	$167,300	6.4%
Profit Per Loan	$1,670	(11.6%)	$1,889	100.3%

     The decrease in loan originations is primarily reflective of a decrease in retail loan originations due to a decrease in refinancing activity partially offset by an increase in loans originated for Centex Homes’ buyers. For the three months ended June 30, 2004, CTX Mortgage Company, LLC originated 73% of the non-cash closings of Centex Homes’ buyers, consistent with the prior year. Profit per loan decreased due to a decrease in the volume of originations.

     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Refinancing activity accounted for 24% and 51% of originations in first quarter 2005 and 2004, respectively. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or further curtail mortgage refinance activity. Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects of any increase in mortgage interest rates by adding loan officers, improving their productivity and reducing costs.

Sub-Prime Home Equity Lending

     The following summarizes the results of our Sub-Prime Home Equity Lending operations for the three months ended June 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Revenues	$165.2	37.8%	$119.9	32.3%
Cost of Sales	(54.6)	11.4%	(49.0)	15.0%
Selling, General and Administrative Expenses:
Operating Expenses	(58.2)	42.3%	(40.9)	30.3%
Loan Loss Provision	(26.8)	69.6%	(15.8)	167.8%

Operating Earnings	$25.6	80.3%	$14.2	32.7%

Interest Margin	$81.9	53.9%	$53.2	57.4%

Average Interest Earning Assets	$6,746.5	38.4%	$4,876.1	43.3%
Average Yield	8.09%	NM	8.39%	NM
Average Interest Bearing Liabilities	$6,979.3	37.8%	$5,065.0	43.3%
Average Rate Paid	3.13%	NM	3.88%	NM

     The revenues of Centex Home Equity Company, LLC, or Home Equity, increased as a result of continued growth in our portfolio of residential mortgage loans held for investment. This portfolio growth translated into more interest income, our largest component of revenue. The factors that contributed to this portfolio growth include:

•	Increased consumer demand

•	Increased overall sales force

•	Continued focus in key markets

     Revenues also increased due to a whole loan sale transaction in the quarter ended June 30, 2004 whereby Home Equity sold loans to a third party; however, servicing rights were retained. As a result of Home Equity retaining the servicing rights, the whole loan sale transaction will generate two revenue streams: (1) gain on sale of the mortgages and (2) the servicing income after the sale. Home Equity recognized approximately $14.4 million in revenue this quarter due to the whole loan sale.

     Operating expenses increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of its employees are directly related to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.

     The increase in the loss provision occurred primarily because of the increase in residential mortgage loans held for investment. Also, as the portfolio continues to mature and grow, we expect the provision for losses, the loans charged off and the allowance for loss ratios to continue to increase. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting

Estimates-Valuation of Residential Mortgage Loans Held for Investment.” Changes in the allowance for losses are included in Note (E), “Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements.

     The increase in operating earnings is primarily derived from the increase in interest margin which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. Interest margin increased primarily as a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans.

     Average interest earning assets and liabilities increased primarily due to an increase in the volume of loan originations and an increase in average loan size (see table below). The fact that the average rate paid on interest bearing liabilities decreased significantly more than the decrease of the yield earned on interest earning assets, coupled with the increase in originations, resulted in the increase in net interest margin.

     The following table provides a comparative analysis of mortgage loan originations and applications for the three months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Origination Volume	$1,441.2	64.2%	$877.5	76.2%
Number of Loans Originated	11,520	28.1%	8,995	41.5%
Number of Loan Applications	97,965	21.5%	80,637	61.1%

Average Loan Size	$125,100	28.2%	$97,600	24.6%

     The increase in origination volume was due to an increase in the average loan size and an increase in the overall sales force, which resulted in an increase in the number of loan applications received.

     The following summarizes Home Equity’s portfolio of mortgage loans as of June 30, 2004 and 2003:

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	78,331	19.7%	65,456	34.5%
Serviced for Others	13,253	3.5%	12,801	(22.1%)

Total	91,584	17.0%	78,257	20.2%

Dollars in billions
Portfolio Accounting Method	$6.92	35.4%	$5.11	46.4%
Serviced for Others	0.94	25.3%	0.75	(25.0%)

Total	$7.86	34.1%	$5.86	30.5%

     Home Equity periodically securitizes its inventory of mortgage loan originations in order to provide long-term funding for its mortgage operations and to reduce its interest rate exposure on fixed rate loans.

     The majority of Home Equity’s servicing portfolio is accounted for using the portfolio accounting method in accordance with FASB SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” where (1) loan originations are securitized and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest (actuarial) method; (3) the mortgage loans receivable and the securitization debt (asset-backed certificates) remain on Home Equity’s balance sheet; and (4) the related interest margin is reflected in the income statement. This structure of securitizations has been utilized since April 1, 2000.

     Another component of Home Equity’s servicing portfolio includes securitizations accounted for as gain on sale in accordance with FASB SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” where from October 1997 through March 2000, an estimate of the entire gain resulting from the sale was included in earnings during the period in which the securitization transaction occurred. This is referred to as the gain on sale method and is included in the serviced for others category in the above table. Unlike the portfolio accounting method, our balance sheet does not reflect the mortgage loans receivable nor the offsetting debt resulting from these securitizations. However, the gain on sale method does reflect Home Equity’s retained residual interest in, as well as the servicing rights to, the securitized loans on the balance sheet. We refer to the retained residual interest as the mortgage securitization residual interest, or MSRI. Home Equity carries MSRI at fair value on the balance sheet. The serviced for other category of Home Equity’s servicing portfolio also includes loans sold on a “whole loan basis” that Home Equity continues to service.

     The structure of the securitization has no effect on the ultimate amount of profit and cash flow recognized over the life of the mortgages. However, the structure does affect the timing of profit recognition. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations.

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

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three months ended June 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Revenues	$434.2	15.5%	$375.8	4.2%

Operating Earnings	$4.5	(2.2%)	$4.6	(43.2%)

New Contracts Executed	$338.0	29.4%	$261.3	(4.0%)
Backlog of Uncompleted Contracts	$1,650.2	17.5%	$1,404.8	(32.8%)

     Operating earnings for Construction Services remained relatively stable. Industry conditions have created increased pricing pressure, which in turn has reduced Construction Services’ operating margins. The increases in new contracts executed and backlog of uncompleted contracts were the result of our strategy to increase market share by focusing on key geographic markets and certain industry markets. Construction Services defines backlog as the uncompleted portion of all signed contracts.

     Construction Services has also been awarded work that is pending execution of a signed contract. At June 30, 2004 and 2003, such work, which is not included in backlog, was approximately $2.46 billion and $2.02 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER

     Our Other segment includes our home services operations, investment real estate operations, corporate general and administrative expense and interest expense. In June 2003, we spun off substantially all of our investment in manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, manufactured housing operations are reflected as a discontinued operation and not included in the segment information below.

     As previously described in Note (H), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” of the Notes to Consolidated Financial Statements, the Company acquired Holding and the Partnership in February 2004. Subsequent to the merger, the Company has consolidated the financial results of the Partnership; and as a result, the Company has realigned its reporting for the Partnership, whereby the Partnership’s international homebuilding operations are included in the Home Building business segment. The Partnership’s domestic operations continue to be reported within our investment real estate operations. The Company has determined that no significant capital will be allocated to our investment real estate operations for new business development. Beginning April 1, 2004, the financial results of our investment real estate operations are included in the Other business segment. Prior period amounts have been reclassified to conform to the current year presentation.

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months Ended June 30,
	2004		2003
		% Change		% Change
Operating Loss from Home Services Operations	$(2.6)	100.0%	$(1.3)	(18.8%)
Operating Earnings (Loss) from Investment Real Estate Operations	9.9	NM	(0.1)	(102.6%)
Corporate General and Administrative Expense	(19.6)	2.6%	(19.1)	51.6%
Interest Expense	(5.0)	(67.7%)	(15.5)	21.1%
Other	—	(100.0%)	(0.3)	(57.1%)

Operating Loss	$(17.3)	(52.3%)	$(36.3)	51.9%

     The increase in our home services division’s operating loss in first quarter 2005 is primarily due to an increase in marketing expenses resulting from expansion and growth of our home services operations in the homebuilder customer market coupled with incremental commissions on new sales growth. The increase in our investment real estate division’s operating earnings was primarily related to the timing of property sales.

     Interest costs include interest expense of $5.0 million and $15.5 million and interest expensed and relieved to Home Building’s costs and expenses of $27.6 million and $13.2 million for the three months ended June 30, 2004 and 2003, respectively. Total interest costs, excluding Financial Services’ interest expense, were $32.6 million and $28.6 million for the three months ended June 30, 2004 and 2003, respectively. The increase in total interest costs is primarily related to an increase in average debt outstanding for the first quarter in fiscal 2005, as compared to June 30, 2003.

     Our effective tax rate related to continuing operations increased to approximately 36% from 32% in the three month period ended June 30, 2004 and 2003, respectively, primarily due to the reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2005 as compared to the prior year.

DISCONTINUED OPERATIONS

     In June 2003, we spun off to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off to our stockholders our entire equity interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc. As a result of the spin-offs, the earnings from these operations for all periods prior to the spin-offs have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the June 30, 2004 presentation.

     For the three months ended June 30, 2003, discontinued operations had revenues of $183.6 million and operating earnings of $23.6 million.

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by the operating, investing and financing activities for the three months ended June 30, 2004 and 2003 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Three Months Ended June 30,
	2004	2003
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(395,381)	$(304,522)
Investing Activities	(20,357)	(43,932)
Financing Activities	395,169	(4,644)
Effect of Exchange Rate on Cash	541	—

	(20,028)	(353,098)

Financial Services
Operating Activities	(58,072)	(5,773)
Investing Activities	(451,538)	(482,852)
Financing Activities	518,668	485,027

	9,058	(3,598)

Centex Corporation and Subsidiaries
Operating Activities	(435,912)	(318,884)
Investing Activities	(489,436)	(518,195)
Financing Activities	913,837	480,383
Effect of Exchange Rate on Cash	541	—

Net Decrease in Cash	$(10,970)	$(356,696)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of medium-term notes and other debt securities. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the three months ended June 30, 2004, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.

     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. During the three months ended June 30, 2004, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial

Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     During the three months ended June 30, 2004, the Company’s principal amount of outstanding debt increased $688.9 million resulting from: (1) Centex issuance of $350.0 million long-term note due 2015, (2) an increase in Centex other indebtedness of $40.0 million primarily relating to our international homebuilding operations and (3) and a $298.9 million increase in Financial Services Home Equity asset-based certificates.

     Our existing credit facilities and available capacity as of June 30, 2004 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	250,000	59,553	(2)

	1,050,000	859,553	(3)

International Homebuilding
Multi-Bank Secured Revolving Credit Facility	180,740	39,763
Secured Bonding Facility	18,074	15,976
Unsecured Credit Facility	36,148	36,148

	234,962	91,887	(4)

Financial Services
Secured Credit Facilities	720,000	171,664	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,807,318
Harwood Street Funding II, LLC Facility	2,500,000	1,684,175

	6,220,000	3,663,157

	$7,504,962	$4,614,597	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in August 2006, which serves as backup for commercial paper borrowings. As of June 30, 2004, there were no borrowings under this backup facility, and our $700 million commercial paper program had no amounts outstanding. We have not borrowed under this revolving credit facility since its inception. In July 2004, the maturity date of this revolving credit facility was extended to July 2007.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in August 2004. Letters of credit under this facility may expire no later than August 2005. In July 2004, this facility was increased to $300 million and the maturity date was extended to July 2005. In addition, the expiration period for letters of credit issued under this facility was extended to July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £100 million secured, committed, multi-bank revolving credit facility and a £10 million secured, committed bonding facility. These facilities are not guaranteed by, nor is there recourse to, Centex Corporation. The international homebuilding operations also maintain a £20 million unsecured, uncommitted credit facility guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $500 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $210 million of secured, committed mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million secured, committed mortgage warehouse facility to finance mortgages.

(6)	The amount of available capacity consists of $4.58 billion of committed capacity and $36.1 million of uncommitted capacity as of June 30, 2004. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through sales of conforming and Jumbo “A” loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them for a period of 45 to 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2004, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s and (2) subordinated certificates maturing in September 2004, November 2005 and June 2006, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.

     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $2.5 billion. HSF-II obtains funds by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of June 30, 2004, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2004, we were in compliance with all of these covenants.

     As of June 30, 2004, our short-term debt was $2.32 billion, all of which was applicable to Financial Services. Certain of our short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.

     Our outstanding debt (in thousands) as of June 30, 2004 was as follows (due dates are presented in fiscal years):

Centex
Senior Debt:
Medium-term Note Programs, weighted-average 4.72%, due through 2007	$258,000
Long-term Notes, weighted-average 6.56%, due through 2015	2,158,386
Other Indebtedness, weighted-average 5.67%, due through 2010	192,051
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,781
Subordinated Debentures, 7.38%, due in 2006	99,955

2,808,173

Financial Services
Short-term Debt:
Short-term Notes Payable	548,336
Harwood Street Funding I and II, LLC Secured Liquidity Notes	1,775,916
Home Equity Asset-Backed Certificates, weighted-average 3.19%, due through 2035	6,263,856
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 3.33%, due through 2007	139,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average 3.52%, due through 2009	93,750

8,820,858

Total	$11,629,031

CERTAIN OFF-BALANCE SHEET OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures was $186.5 million and $140.1 million at June 30, 2004 and March 31, 2004, respectively. These joint ventures had total outstanding secured construction debt of approximately $274.6 million and $202.2 million at June 30, 2004 and March 31, 2004, respectively. We are liable, on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. Our maximum potential liability with respect to the debt of the recourse joint ventures, based on our ownership percentage of the recourse joint ventures, is approximately $70.3 million and $73.2 million at June 30, 2004 and March 31, 2004, respectively. For certain of the recourse joint ventures, which represents approximately $66.9 million and $69.9 million of our maximum potential liability for the debt of all the recourse joint ventures at June 30, 2004 and March 31, 2004, respectively, we become liable up to the maximum amount for the recourse joint venture only to the extent that the construction debt exceeds a certain percentage of the value of the project. At June 30, 2004 and March 31, 2004, we were not liable for any of this debt based on the values of the related projects as of such dates. For certain of the joint ventures, we have also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. In accordance with the provisions of FIN 46, we determine if we are the primary beneficiary of joint ventures based upon analysis of the variability of the expected gains and losses of the joint venture. Based on this evaluation, if we are the primary beneficiary, the joint venture is consolidated.

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

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in the three months ended June 30, 2004.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in the three months ended June 30, 2004.

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

     See Note (J), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of lot option agreements.

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

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be sufficient over time to cover ultimate losses. This allowance may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. See Note (E), “Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements for a discussion of the changes in the allowance for losses.

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

Loan Origination Reserve

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated based upon, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues, or misrepresentation and reflects management’s judgment of the loss exposure at the end of the reporting period.

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at June 30, 2004 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Warranty Accruals

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The warranty covers defects in materials or workmanship in the first two years of the home and certain designated components or structural elements of the home in the third through tenth years. In California, effective January 1, 2003, Home Building began following the statutory provisions of Senate Bill 800, which in part provides a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During March 2004, the FASB issued an exposure draft entitled “Share-Based Payment,” which would amend SFAS No. 123 and SFAS No. 95, “Statements of Cash Flows.” Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Among other items, the exposure draft may require the Company to change its method of valuing share-based payments and its method of accruing compensation costs for awards with graded vesting schedules (that is, awards for which different parts vest at different times). The exposure draft is not final and is subject to a comment period that ended June 30, 2004. Although the exposure draft and its eventual effective date are subject to revision, the proposed effective date of the exposure draft is for fiscal years beginning after December 15, 2004. If the exposure draft is implemented in its current form, it is not expected to have a material impact on the Company’s results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no duty to update any forward-looking statement to reflect future events or changes in our expectations.

     In addition to the specific risks and uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our business, operations, financial condition or results of operations:

•	Our Home Building operations are sensitive to changes in general economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our Home Building operations depend to a significant extent upon our being able to acquire land that is suitable for residential development at acceptable prices and in locations that are desirable to us. Any increases in the cost or reductions in the supply of suitable land for development could affect the revenues or operating earnings of our Home Building operations.

•	Our Home Building operations may be adversely affected by increases in interest rates. The majority of our home buyers finance their purchases of homes. In general, housing demand is likely to be adversely affected by significant increases in interest rates. If mortgage interest rates increase significantly and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be adversely affected.

•	Our Home Building and Construction Services operations could be adversely affected by fluctuating lumber prices and supply, as well as shortages of other materials, including insulation, drywall, concrete, carpenters, electricians and plumbers. In addition, both our Home Building and Construction Services operations are subject to risks and uncertainties involving the cost and availability of labor and labor disputes. These factors could cause delays in construction that could have an adverse effect upon our Home Building and Construction Services operations.

•	Our international homebuilding operations are affected by fluctuations in the value of the United States dollar as compared to the British pound sterling and changes in the British economy to the extent those changes affect the homebuilding market in the United Kingdom. We do not currently use any hedging instruments or other strategies to manage currency risks related to fluctuations in the value of the United States dollar or the British pound sterling.

•	Our Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the general demand for housing in national and regional markets and new construction and the resale market for existing homes.

•	Although national demand for commercial construction is relatively stable, individual markets do experience moderate cyclicality and can be sensitive to overall capital spending trends in the economy, changes in federal and state appropriations for construction projects, financing and capital availability for commercial real estate and competitive pressures on the availability and pricing of construction projects.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the ability to meet performance or schedule guarantees and cost overruns.

•	An increase in interest rates could have an adverse affect on our Financial Services operations. The operations of CTX Mortgage Company, LLC are influenced by borrowers’ perceptions of and reactions to interest rates. Any significant increase in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations due to further curtailment of refinancing activity.

•	Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. Although the amount of this allowance reflects our judgment as to our present loss exposure on these loans, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, and contractors in each of the markets in which we operate. Any increase in competition has the potential to reduce the number of homes we sell, or to compel us to accept reduced profit margins in order to maintain sales volume.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and other changes in regulation or policy.

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

     There have been no material changes in our market risk since March 31, 2004. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting subsequent to the date of the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table details our common stock repurchases for the three months ended June 30, 2004:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	Per Share	Announced Plan	the Plan
Period
April 1-30	No shares repurchased
May 1-31	No shares repurchased
June 1-30	No shares repurchased
At June 30, 2004			5,625,600	2,724,000

     On February 17, 2004, the Board of Directors increased our share repurchase authorization of common stock to 4,000,000 shares adjusted for the stock split. The total number of shares purchased in the above table represents shares of common stock repurchased pursuant to Board of Directors authorizations including the February 17, 2004 authorization and all prior authorizations. Purchases are made from time-to-time in the open market. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

Item 6. Exhibits and Reports on Form 8-K

1)	Exhibits

10.1	Credit Agreement, dated as of July 16, 2004 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein.

10.2	Letter of Credit and Reimbursement Agreement, dated as of July 16, 2004 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated April 20, 2004 announcing the Company’s results of operations for the quarter and fiscal year ended March 31, 2004.

Current Report on Form 8-K of Centex Corporation dated May 5, 2004 filing an underwriting agreement and an indenture supplement relating to the Company’s public offering of $350,000,000 aggregate principal amount of its Senior Notes due 2014.

Current Report on Form 8-K of Centex Corporation dated May 18, 2004 announcing changes in the Company’s senior management team.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant
August 5,	, 2004
/s/ Leldon E. Echols

Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)
August 5,	, 2004
/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Credit Agreement, dated as of July 16, 2004 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein.

10.2	Letter of Credit and Reimbursement Agreement, dated as of July 16, 2004 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.