Form 10-Q
period 2004-09-30
CENTEX CORP
filed 2004-11-03
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 28, 2004:

Centex Corporation	Common Stock	124,294,453 shares

Centex Corporation and Subsidiaries

Form 10-Q Table of Contents

September 30, 2004

Part I. Financial Information
Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings

(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,
	2004	2003
Revenues
Home Building	$2,231,459	$1,709,139
Financial Services	276,923	290,551
Construction Services	452,228	386,629
Other	24,296	42,007

	2,984,906	2,428,326

Costs and Expenses
Home Building	1,938,415	1,504,741
Financial Services	223,671	214,049
Construction Services	446,714	382,069
Other	26,598	24,102
Corporate General and Administrative	19,019	21,988
Interest Expense	5,281	16,444

	2,659,698	2,163,393

Earnings from Unconsolidated Entities	3,308	15,080

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	328,516	280,013
Income Taxes	117,904	91,959

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	210,612	188,054
Earnings from Discontinued Operations, net of Taxes of $0 and $6,432	—	11,335

Earnings Before Cumulative Effect of a Change in Accounting Principle	210,612	199,389
Cumulative Effect of a Change in Accounting Principle, net of Tax Benefit of $0 and $8,303	—	(13,260)

Net Earnings	$210,612	$186,129

Basic Earnings Per Share
Continuing Operations	$1.70	$1.53
Discontinued Operations	—	0.09
Cumulative Effect of a Change in Accounting Principle	—	(0.11)

	$1.70	$1.51

Diluted Earnings Per Share
Continuing Operations	$1.61	$1.46
Discontinued Operations	—	0.09
Cumulative Effect of a Change in Accounting Principle	—	(0.11)

	$1.61	$1.44

Average Shares Outstanding
Basic	124,036,791	123,427,650
Dilutive Securities:
Options	6,732,011	5,218,160
Other	212,342	431,064

Diluted	130,981,144	129,076,874

Cash Dividends Per Share	$0.04	$0.02

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,
	2004	2003
Revenues
Home Building	$4,229,573	$3,213,632
Financial Services	551,244	557,411
Construction Services	886,445	762,384
Other	83,717	67,528

	5,750,979	4,600,955

Costs and Expenses
Home Building	3,713,188	2,853,782
Financial Services	440,418	415,310
Construction Services	876,465	753,265
Other	78,677	50,441
Corporate General and Administrative	38,604	41,091
Interest Expense	10,306	31,914

	5,157,658	4,145,803

Earnings from Unconsolidated Entities	11,087	20,160

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	604,408	475,312
Income Taxes	216,563	154,040

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	387,845	321,272
Earnings from Discontinued Operations, net of Taxes of $0 and $11,333	—	20,907

Earnings Before Cumulative Effect of a Change in Accounting Principle	387,845	342,179
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit of $0 and $8,303	—	(13,260)

Net Earnings	$387,845	$328,919

Basic Earnings Per Share
Continuing Operations	$3.13	$2.61
Discontinued Operations	—	0.16
Cumulative Effect of a Change in Accounting Principle	—	(0.11)

	$3.13	$2.66

Diluted Earnings Per Share
Continuing Operations	$2.96	$2.50
Discontinued Operations	—	0.16
Cumulative Effect of a Change in Accounting Principle	—	(0.10)

	$2.96	$2.56

Average Shares Outstanding
Basic	123,806,272	122,961,650
Dilutive Securities:
Options	6,921,348	5,131,544
Other	394,950	375,816

Diluted	131,122,570	128,469,010

Cash Dividends Per Share	$0.08	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	September 30, 2004	March 31, 2004
Assets
Cash and Cash Equivalents	$76,046	$178,859
Restricted Cash	326,445	310,304
Receivables -
Residential Mortgage Loans Held for Investment, net	7,179,844	6,498,155
Residential Mortgage Loans Held for Sale	1,566,290	1,819,605
Construction Contracts	333,517	312,552
Trade, including Notes of $53,912 and $51,321	394,051	356,570
Inventories -
Housing Projects	5,872,623	4,897,036
Land Held for Development and Sale	227,987	208,140
Land Held Under Option Agreements Not Owned	518,330	362,405
Other	40,885	94,224
Investments -
Joint Ventures and Other	162,509	140,118
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	166,066	155,891
Other Assets -
Deferred Income Taxes	160,106	157,678
Goodwill	249,106	254,258
Mortgage Securitization Residual Interest	79,103	89,374
Deferred Charges and Other, net	211,593	233,399

	$17,564,501	$16,068,568

Liabilities and Stockholders’ Equity
Accounts Payable	$680,158	$686,308
Accrued Liabilities	1,266,233	1,275,604
Debt -
Centex	2,875,800	2,418,190
Financial Services	8,766,268	8,302,190
Payables to (Receivables from) Affiliates	—	—
Commitments and Contingencies
Minority Interests	491,430	336,051
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 123,987,714 and 122,660,357 Shares	32,398	32,068
Capital in Excess of Par Value	257,169	202,958
Unamortized Value of Deferred Compensation	(295)	(411)
Retained Earnings	3,368,860	2,990,889
Treasury Stock, at Cost; 5,604,895 and 5,610,772 Shares	(212,734)	(212,822)
Accumulated Other Comprehensive Income (Loss)	39,214	37,543

Total Stockholders’ Equity	3,484,612	3,050,225

	$17,564,501	$16,068,568

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details

(Dollars in thousands)
(unaudited)

Centex*		Financial Services
September 30, 2004	March 31, 2004	September 30, 2004	March 31, 2004

$62,931	$160,590	$13,115	$18,269
50,721	50,440	275,724	259,864

—	—	7,179,844	6,498,155
—	—	1,566,290	1,819,605
333,517	312,552	—	—
199,846	178,829	194,205	177,741

5,872,623	4,897,036	—	—
227,987	208,140	—	—
518,330	362,405	—	—
34,139	85,284	6,746	8,940

162,509	140,118	—	—
557,353	531,941	—	—
118,346	114,524	47,720	41,367

68,687	66,985	91,419	90,693
237,369	237,656	11,737	16,602
—	—	79,103	89,374
151,472	171,534	60,121	61,865

$8,595,830	$7,518,034	$9,526,024	$9,082,475

$660,554	$668,807	$19,604	$17,501
1,085,016	1,046,296	181,217	229,308

2,875,800	2,418,190	—	—
—	—	8,766,268	8,302,190
—	—	(11,133)	15,661

489,848	334,516	1,582	1,535

—	—	—	—

32,398	32,068	1	1
257,169	202,958	275,467	275,521
(295)	(411)	—	—
3,368,860	2,990,889	303,451	256,490
(212,734)	(212,822)	—	—
39,214	37,543	(10,433)	(15,732)

3,484,612	3,050,225	568,486	516,280

$8,595,830	$7,518,034	$9,526,024	$9,082,475

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details

(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Six Months Ended September 30,
	2004	2003
Cash Flows — Operating Activities
Net Earnings	$387,845	$328,919
Adjustments-
Cumulative Effect of a Change in Accounting Principle	—	13,260
Depreciation and Amortization	52,360	57,394
Provision for Losses on Residential Mortgage Loans Held for Investment	51,084	34,894
Deferred Income Tax Benefit	(11,361)	(13,731)
Equity in Earnings of Joint Ventures and Centex Development Company, L.P.	(8,199)	(18,276)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	1,229	17,633
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Increase in Restricted Cash	(16,141)	(111,000)
Increase in Receivables	(55,811)	(63,664)
Decrease in Residential Mortgage Loans Held for Sale	253,315	765,815
Increase in Housing Projects and Land Held for Development and Sale	(977,952)	(660,851)
Decrease (Increase) in Other Inventories	40,665	5,630
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(7,281)	31,834
Decrease (Increase) in Other Assets, net	34,889	610
Decrease in Payables to Affiliates	—	—
Other	(3,231)	1,926

	(258,589)	390,393

Cash Flows — Investing Activities
(Issuance) Payment on Notes Receivable, net	(2,591)	6,431
Increase in Residential Mortgage Loans Held for Investment	(732,773)	(1,010,615)
Increase in Investment and Advances to Joint Ventures and Centex Development Company, L.P.	(20,451)	(7,976)
Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(25,031)	(21,474)
Other	8,671	7,129

	(772,175)	(1,026,505)

Cash Flows — Financing Activities
Increase (Decrease) in Short-Term Debt, net	94,086	(520,394)
Centex
Issuance of Long-Term Debt	392,902	7,193
Repayment of Long-Term Debt	(10,648)	(58,437)
Financial Services
Issuance of Long-Term Debt	1,867,799	3,386,866
Repayment of Long-Term Debt	(1,421,116)	(2,546,765)
Proceeds from Stock Option Exercises	14,669	26,216
Treasury Stock Transactions, net	88	(34,184)
Dividends Paid	(9,874)	(4,940)

	927,906	255,555

Effect of Exchange Rate on Cash	45	—
Net Decrease in Cash and Cash Equivalents	(102,813)	(380,557)
Cash and Cash Equivalents at Beginning of Period	178,859	456,179

Cash and Cash Equivalents at End of Period	$76,046	$75,622

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details

(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Six Months Ended September 30,		For the Six Months Ended September 30,
2004	2003	2004	2003

$387,845	$328,919	$68,961	$75,395

—	—	—	13,260
43,477	48,744	8,883	8,650
—	—	51,084	34,894
(1,949)	(7,405)	(9,412)	(6,326)
(8,199)	(18,276)	—	—
(46,961)	(75,395)	—	—
1,182	17,592	47	41

(281)	(26,218)	(15,860)	(84,782)
(39,328)	(48,442)	(16,483)	(15,222)
—	—	253,315	765,815
(977,952)	(660,851)	—	—
38,471	6,946	2,194	(1,316)
39,542	(11,939)	(41,578)	27,152
14,188	(4,724)	20,701	5,334
—	—	(26,794)	(7,138)
—	1,926	(3,231)	—

(549,965)	(449,123)	291,827	815,757

(2,610)	6,138	19	293
—	—	(732,773)	(1,010,615)
(20,451)	(7,976)	—	—
21,549	23,759	—	—
(9,459)	(14,017)	(15,572)	(7,457)
(596)	(10,871)	9,267	18,000

(11,567)	(2,967)	(739,059)	(999,779)

76,691	139,750	17,395	(660,144)

392,902	7,193	—	—
(10,648)	(58,437)	—	—

—	—	1,867,799	3,386,866
—	—	(1,421,116)	(2,546,765)
14,669	26,216	—	—
88	(34,184)	—	—
(9,874)	(4,940)	(22,000)	—

463,828	75,598	442,078	179,957

45	—	—	—
(97,659)	(376,492)	(5,154)	(4,065)
160,590	441,097	18,269	15,082

$62,931	$64,605	$13,115	$11,017

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2004
(Dollars and shares in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also included are variable interest entities, as discussed in Note (J). All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Cash Paid for Interest	$119,309	$100,202	$210,502	$171,393

Net Cash Paid for Taxes	$166,277	$125,706	$174,894	$171,868

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes a portion of interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold. Interest expense related to segments other than Financial Services and Home Building is included as a separate line item in the Statements of Consolidated Earnings.

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Total Interest Incurred	$117,503	$94,592	$225,258	$181,405
Less — Interest Capitalized	(43,706)	(20,204)	(84,788)	(40,519)
Financial Services Interest Expense	(68,516)	(57,944)	(130,164)	(108,972)

Interest Expense, net	$5,281	$16,444	$10,306	$31,914

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$32,898	$14,770	$60,467	$27,944

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

     As explained in Note (J), “Land Held Under Option Agreements not Owned and Other Land Deposits” pursuant to the provisions of FIN 46, as of September 30, 2004, the Company consolidated $462.6 million of lot option agreements and recorded $55.7 million of deposits related to these options as land held under option agreements not owned.

(C) STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS

     On April 1, 2003, the Company adopted the fair value measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), under which the Company recognizes compensation expense of a stock option award to an employee over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied to awards granted or modified on or after April 1, 2003 (the prospective method). Awards granted prior to such date continued to be accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, until the modification of those awards described in the following paragraph.

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

     In May 2004, the Company granted approximately 1.8 million options to employees. The fair value of these options is $31.3 million, as calculated under the Black-Scholes option-pricing model, which will be recognized as compensation expense over the vesting period. Compensation expense of $2.6 million and $5.2 million related to these stock options was recognized during the three and six month periods ended September 30, 2004, respectively.

     The following pro forma information reflects the Company’s net earnings and earnings per share as if compensation cost for all stock option plans and other equity-based compensation programs had been determined based upon the fair value at the date of grant for awards outstanding during the three and six month periods ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net Earnings — as Reported	$210,612	$186,129	$387,845	$328,919
Stock-Based Employee Compensation Included in Reported Net Income, net of Related Tax Effects	7,786	3,612	15,563	7,197
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(7,786)	(8,151)	(15,563)	(16,340)

Pro Forma Net Earnings	$210,612	$181,590	$387,845	$319,776

Earnings Per Share:
Basic — as Reported	$1.70	$1.51	$3.13	$2.66
Basic — Pro Forma	$1.70	$1.47	$3.13	$2.60
Diluted — as Reported	$1.61	$1.44	$2.96	$2.56
Diluted — Pro Forma	$1.61	$1.41	$2.96	$2.49

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

	Common Stock		Capital in	Unamortized Value of		Treasury	Accumulated Other
			Excess of	Deferred	Retained	Stock	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	Income (Loss)	Total
Balance, March 31, 2004	122,660	$32,068	$202,958	$(411)	$2,990,889	$(212,822)	$37,543	$3,050,225
Issuance and Amortization of Restricted Stock	82	20	9,534	116	—	—	—	9,670
Stock Compensation	—	—	14,261	—	—	—	—	14,261
Exercise of Stock Options, Including Tax Benefits	1,240	310	30,604	—	—	—	—	30,914
Cash Dividends	—	—	—	—	(9,874)	—	—	(9,874)
Other Stock Transactions	6	—	(188)	—	—	88	—	(100)
Net Earnings	—	—	—	—	387,845	—	—	387,845
Unrealized Gain on Hedging Instruments	—	—	—	—	—	—	5,788	5,788
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4,117)	(4,117)

Balance, September 30, 2004	123,988	$32,398	$257,169	$(295)	$3,368,860	$(212,734)	$39,214	$3,484,612

(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment by Centex Home Equity Company, LLC and its related companies (“Home Equity”), including real estate owned, consisted of the following:

	September 30, 2004	March 31, 2004
Residential Mortgage Loans Held for Investment	$7,250,161	$6,554,513
Allowance for Losses on Residential Mortgage Loans Held for Investment	(70,317)	(56,358)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$7,179,844	$6,498,155

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows for the six months ended September 30, 2004 and the year ended March 31, 2004:

	For the Six Months Ended	For the Year Ended
	September 30, 2004	March 31, 2004
Balance at Beginning of Period	$56,358	$28,384
Provision for Losses	51,084	79,503
Losses Sustained, net of Recoveries of $122 and $204	(37,125)	(51,529)

Balance at End of Period	$70,317	$56,358

	For the Six Months Ended	For the Year Ended
	September 30, 2004	March 31, 2004
Allowance as a Percentage of Gross Loans Held for Investment	1.0%	0.9%
Allowance as a Percentage of 90+ Days Contractual Delinquency	40.3%	36.4%
90+ Days Contractual Delinquency
Total Dollars Delinquent	$174,506	$154,868
% Delinquent	2.4%	2.4%

(F) GOODWILL

     A summary of changes in goodwill by segment for the six months ended September 30, 2004 is presented below:

	Home Building	Financial Services	Construction Services	Other	Total
Balance as of March 31, 2004	$158,607	$16,602	$1,007	$78,042	$254,258
Goodwill Acquired	—	—	—	387	387
Goodwill Disposed	—	(4,865)	—	—	(4,865)
Other, net	(522)	—	—	(152)	(674)

Balance as of September 30, 2004	$158,085	$11,737	$1,007	$78,277	$249,106

     Goodwill for the Other segment at September 30, 2004 relates to the Company’s home services operations.

(G) INDEBTEDNESS

     Balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at September 30, 2004 and March 31, 2004 were (due dates are presented in fiscal years):

	September 30,		March 31,
	2004		2004
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$76,691	1.77%	$—	—%

Financial Services
Financial Institutions	327,083	2.02%	601,718	1.42%
Harwood Street Funding I, LLC Term Notes	250,000	1.90%	—	—%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	825,843	1.89%	936,000	1.15%
Harwood Street Funding II, LLC	718,985	1.91%	566,798	1.15%

Consolidated Short-term Debt	2,198,602		2,104,516

Long-term Debt:

Centex
Medium-term Note Programs, due through 2007	258,000	5.02%	258,000	4.67%
Long-term Notes, due through 2015	2,158,439	6.56%	1,808,332	6.73%
Other Indebtedness, due through 2015	182,904	3.16%	152,152	5.31%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,799	8.75%	99,763	8.75%
Subordinated Debentures, due in 2006	99,967	7.38%	99,943	7.38%

	2,799,109		2,418,190

Financial Services
Home Equity Asset-Backed Certificates, due through 2035	6,490,607	3.38%	5,964,924	3.59%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2010	60,000	3.84%	139,000	3.06%
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2009	93,750	3.99%	93,750	3.24%

	6,644,357		6,197,674

Consolidated Long-term Debt	9,443,466		8,615,864

Total Debt	$11,642,068		$10,720,380

     The weighted-average interest rates for short-term and long-term debt during the six months ended September 30, 2004 and 2003 were:

	For the Six Months Ended September 30,
	2004	2003
Short-term Debt:

Centex	1.77%	1.18%
Financial Services	1.92%	1.29%

Long-term Debt:

Centex
Medium-term Note Programs (1)	5.39%	5.32%
Long-term Notes	6.58%	7.04%
Other Indebtedness	4.34%	3.89%
Subordinated Debentures	8.05%	8.05%

Financial Services
Centex Home Equity Company, LLC Long-term Debt (2)	3.23%	3.69%
CTX Mortgage Company, LLC Long-term Debt (3)	3.34%	2.92%

(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.
(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

	Centex	Financial Services	Total
2005	$30,862	$1,165,046	$1,195,908
2006	341,308	2,273,136	2,614,444
2007	430,217	1,596,459	2,026,676
2008	359,344	908,041	1,267,385
2009	1,726	238,802	240,528
Thereafter	1,635,652	462,873	2,098,525

	$2,799,109	$6,644,357	$9,443,466

     Financial Services long-term debt associated with Home Equity includes Asset-Backed Certificates of $6.49 billion at September 30, 2004. These Asset-Backed Certificates relate to securitized residential mortgage loans and are structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, as is common in these structures, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     Under Centex Corporation’s bank credit facilities, Centex is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2004, Centex was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of September 30, 2004 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	300,000	79,543	(2)

	1,100,000	879,543	(3)

International Homebuilding
Multi-Bank Secured Revolving Credit Facility	179,940	41,386
Secured Bonding Facility	17,994	15,835
Unsecured Credit Facility	35,988	35,988

	233,922	93,209	(4)

Financial Services
Secured Credit Facilities	775,000	447,917	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,864,313
Harwood Street Funding II, LLC Facility	2,500,000	1,687,265

	6,275,000	3,999,495

	$7,608,922	$4,972,247	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for commercial paper borrowings. As of September 30, 2004, there were no borrowings under this backup facility, and our $700 million commercial paper program had $70 million outstanding. There have been no borrowings under this revolving credit facility since inception.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit issued under this facility may expire no later than July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £100 million secured, committed, multi-bank revolving credit facility and a £10 million secured bonding facility. These facilities are not guaranteed by, nor is there recourse to, Centex Corporation. The international homebuilding operations also maintain a £20 million unsecured, uncommitted credit facility guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $500 million secured, committed credit facility to finance mortgage inventory. In October 2004, this facility was reduced to $250 million. CTX Mortgage Company,

LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million secured, committed mortgage warehouse facility to finance mortgages.

(6)	The amount of available capacity includes $4.94 billion of committed capacity and $36.0 million of uncommitted capacity as of September 30, 2004. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I, pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage Company, LLC has sold substantially all conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period of 45 to 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of September 30, 2004, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, (2) term notes rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. At September 30, 2004, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity.

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. Prior to the implementation of FIN 46, HSF-I was not consolidated in the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003, are reflected in the Company’s financial statements. Because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003 are eliminated in consolidation.

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

     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.49 billion and $5.06 billion of mortgage loans to investors during the three and six months ended September 30, 2004, respectively, and $5.16 billion and $9.59 billion during the three and six months ended September 30, 2003, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $37.5 million and $71.3 million during the three and six months ended September 30, 2004, respectively, and $79.6 million and $156.5 million during the three and six months ended September 30, 2003, respectively.

Centex Home Equity Company, LLC and Harwood Street Funding II, LLC

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s borrowing capacity of $2.5 billion. HSF-II obtains funds for the purchase of eligible loans by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of September 30, 2004, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.

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

     On February 29, 2004, the Company completed the acquisition of Holding and the Partnership through a series of transactions, which included mergers with the Company’s subsidiaries. The transactions were approved by the Company’s stockholders and holders of beneficial interests in Holding at a special joint meeting of stockholders held on February 25, 2004. These transactions terminated the tandem trading relationship between the Company’s common stock and the common stock of Holding, as well as the stockholder warrants of the Partnership. For their interests in the securities of Holding and the Partnership, the Company’s stockholders of record on February 29, 2004 received an amount equal to $0.02 per share of the Company’s common stock, totaling approximately $1.2 million, which was paid on March 10, 2004.

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

(I) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority equity interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $162.5 million and $140.1 million at September 30, 2004 and March 31, 2004, respectively. These joint ventures had total outstanding secured construction debt of approximately $412.6 million and $202.2 million at September 30, 2004 and March 31, 2004, respectively. The Company is liable, on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. The Company’s maximum potential liability with respect to the debt of the recourse joint ventures, based on its ownership percentage of the recourse joint ventures, is approximately $149.4 million and $73.2 million at September 30, 2004 and March 31, 2004, respectively. For certain of the joint ventures, the Company has also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project.

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

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The warranty covers defects in materials or workmanship in the first two years of the customers’ ownership of the home and certain designated components or structural elements of the home in the third through tenth years. Prior to April 1, 2004, Home Building’s United States warranties for defects in materials or workmanship covered the first year. In California, effective January 1, 2003, Home Building began following the statutory provisions of Senate Bill 800, which, in part, provide a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Home Building’s contractual warranty liability are as follows for the six months ended September 30, 2004 and the year ended March 31, 2004:

	For the Six Months Ended	For the Year Ended
	September 30, 2004	March 31, 2004
Balance at Beginning of Period	$20,146	$16,125
Warranties Issued	21,901	29,806
Settlements Made	(18,051)	(25,597)
Changes in Liability of Pre-Existing Warranties, Including Expirations	—	(188)
Foreign Currency Translation	(52)	—

Balance at End of Period	$23,944	$20,146

     In January 2003, we received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. While the amount of civil penalties, if any, and the cost of injunctive relief, if any, are undetermined, the Company is confident that such amounts will not be material to its consolidated financial condition or operations.

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the six months ended September 30, 2004 and the year ended March 31, 2004:

	For the Six Months Ended	For the Year Ended
	September 30, 2004	March 31, 2004
Balance at Beginning of Period	$25,045	$28,594
Provision for Losses	—	1,837
Settlements	(3,769)	(5,386)

Balance at End of Period	$21,276	$25,045

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

     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain lot option agreements at September 30, 2004. As a result, the Company recorded $462.6 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests. In addition, at September 30, 2004, the Company recorded $55.7 million of deposits related to these options as land held under option agreements not owned.

     At September 30, 2004, the Company had deposited or invested with third parties $132.3 million (excluding the $55.7 million of deposits discussed above) included in land held for development and sale related to lot option agreements. The lot option agreements related to these deposits had a total remaining purchase price of approximately $4.33 billion.

(K) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and six months ended September 30, 2004 and 2003 is presented below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net Earnings	$210,612	$186,129	$387,845	$328,919
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	(9,255)	4,423	5,788	3,171
Foreign Currency Translation Adjustments	(1,367)	2,559	(4,117)	13,279
Other	—	4	—	6

Comprehensive Income	$199,990	$193,115	$389,516	$345,375

     The foreign currency translation adjustments are primarily the result of international homebuilding’s translated assets, liabilities and income statement accounts. The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail in Note (N), “Derivatives and Hedging.”

(L) BUSINESS SEGMENTS

     The Company operates in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company. Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) in the United States and the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom.

Financial Services

     Financial Services’ mortgage operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $160.3 million and $139.8 million for the three months and $319.5 million and $246.5 million for the six months ended September 30, 2004 and 2003, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.4 million and $1.0 million for the three months and $2.7 million and $2.4 million for the six months ended September 30, 2004 and 2003, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

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

	For the Three Months Ended September 30, 2004
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$2,231.5	$276.9	$452.2	$24.3	$2,984.9
Cost of Sales	(1,625.9)	(68.5)	(431.7)	(12.0)	(2,138.1)
Selling, General and Administrative Expenses	(312.5)	(155.2)	(15.0)	(38.9)	(521.6)
Earnings from Unconsolidated Entities	3.3	—	—	—	3.3

Earnings (Loss) from Continuing Operations Before Income Tax	$296.4	$53.2	$5.5	$(26.6)	$328.5

	For the Three Months Ended September 30, 2003
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$1,709.1	$290.6	$386.6	$42.0	$2,428.3
Cost of Sales	(1,259.8)	(57.9)	(366.7)	(9.5)	(1,693.9)
Selling, General and Administrative Expenses	(244.9)	(156.2)	(15.3)	(53.1)	(469.5)
Earnings from Unconsolidated Entities	7.8	—	—	7.3	15.1

Earnings (Loss) from Continuing Operations Before Income Tax	$212.2	$76.5	$4.6	$(13.3)	$280.0

	For the Six Months Ended September 30, 2004
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$4,229.6	$551.2	$886.4	$83.8	$5,751.0
Cost of Sales	(3,098.9)	(130.1)	(845.6)	(48.5)	(4,123.1)
Selling, General and Administrative Expenses	(614.3)	(310.3)	(30.8)	(79.2)	(1,034.6)
Earnings from Unconsolidated Entities	11.1	—	—	—	11.1

Earnings (Loss) from Continuing Operations Before Income Tax	$527.5	$110.8	$10.0	$(43.9)	$604.4

	For the Six Months Ended September 30, 2003
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$3,213.6	$557.4	$762.4	$67.6	$4,601.0
Cost of Sales	(2,387.2)	(109.0)	(723.5)	(19.9)	(3,239.6)
Selling, General and Administrative Expenses	(466.6)	(306.3)	(29.8)	(103.5)	(906.2)
Earnings from Unconsolidated Entities	13.8	—	—	6.3	20.1

Earnings (Loss) from Continuing Operations Before Income Tax	$373.6	$142.1	$9.1	$(49.5)	$475.3

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Operating Loss from Home Services Operations	$(2.1)	$(1.1)	$(4.7)	$(2.4)
Operating Earnings (Loss) from Investment Real Estate Operations	(0.2)	26.0	9.7	25.9
Corporate General and Administrative Expense	(19.0)	(22.0)	(38.6)	(41.1)
Interest Expense	(5.3)	(16.4)	(10.3)	(31.9)
Other	—	0.2	—	—

	$(26.6)	$(13.3)	$(43.9)	$(49.5)

(M) INCOME TAXES

     Income tax expense, excluding taxes related to cumulative effect of a change in accounting principle, for the Company increased from $92.0 million to $117.9 million and the effective tax rate increased from approximately 33% to 36% for the three months ended September 30, 2003 and 2004, respectively. Income tax expense, excluding taxes related to cumulative effect of a change in accounting principle, also increased from $154.0 million to $216.6 million and the effective tax rate increased from approximately 32% to 36% for the six months ended September 30, 2003 and 2004, respectively. The increase in the effective tax rate is primarily the result of a reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2005 as compared to the prior year.

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

     At September 30, 2004, the Company has interest rate swap agreements that, in effect, fix the variable interest rates on (i) $25.0 million of its outstanding debt at 6.7% and expires in October 2005 and (ii) £50.0 million of its outstanding debt at 4.0% and expires in March 2006. During the three and six months ended September 30, 2004, the hedges related to these derivatives were effective. Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments. Based on the balance in accumulated other comprehensive income at September 30, 2004 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately

$467.8 thousand. As of September 30, 2004, the balance in accumulated other comprehensive income related to these derivatives was $46.3 thousand.

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. At September 30, 2004, Home Equity had $80.0 million of these interest rate swap agreements in place at a weighted-average interest rate of 3.9%. Changes in fair value of these derivatives are deferred in accumulated other comprehensive income (loss) and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. At September 30, 2004, Home Equity was hedging $2.35 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 2.2%. These swaps expire at varying times through August 2007. Based on the balance in accumulated other comprehensive income at September 30, 2004 related to interest rate hedging activities, the Company estimates decreases in interest incurred over the next 12 months to be approximately $5.2 million. During the three and six months ended September 30, 2004, the hedges related to substantially all of Home Equity’s interest rate swaps were effective and the ineffective portion was insignificant. As of September 30, 2004, the balance in accumulated other comprehensive income related to Home Equity’s derivatives was $4.0 million.

     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company, LLC and its related companies agree to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC and its related companies execute mandatory forward trade commitments (i.e., “forward trade commitments”). CTX Mortgage Company, LLC and its related companies also execute forward trade commitments to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. As discussed in Note (G), “Indebtedness,” HSF-I is a variable interest entity that has been consolidated with Financial Services and the Company effective July 1, 2003, pursuant to FIN 46. In connection with the consolidation of HSF-I, CTX Mortgage Company, LLC and its related companies elected as of July 1, 2003 to utilize hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS No. 133”) for these forward trade commitments. These forward trade commitments have been designated as fair value hedges. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a loss of $5.7 million and $7.3 million for the three and six months ended September 30, 2004, respectively. Forward trade commitments not designated as hedges are treated as derivative instruments, and their fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings. The net change in the estimated fair value of derivative positions not subject to hedge accounting resulted in a loss of approximately $262 thousand and $334 thousand for the three and six months ended September 30, 2004.

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

     At September 30, 2003, Home Building had $6.2 million deposited with the Partnership as option deposits for the purchase of land. Home Building entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three and six months ended September 30, 2003, Home Building paid $0.7 million and $1.1 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements. During the three and six months ended September 30, 2003, Home Building paid $1.6 million and $13.6 million, respectively, for the purchase of residential lots.

     Construction Services executed a $10.6 million contract with the Partnership for the construction of an office building. At September 30, 2003, this contract was outstanding. During the three and six months ended September 30, 2003, the Partnership paid $0.5 million to Construction Services pursuant to this contract.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

     During March 2004, the FASB issued an exposure draft entitled “Share-Based Payment,” which would amend SFAS No. 123 and SFAS No. 95, “Statements of Cash Flows.” Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Among other items, the exposure draft may require the Company to change its method of valuing share-based payments and its method of accruing compensation costs for awards with graded vesting schedules (that is, awards for which different parts vest at different times). The exposure draft is not final and was subject to a comment period that ended June 30, 2004. Although the exposure draft and its eventual effective date are subject to revision, the proposed effective date of the exposure draft is for interim periods beginning after June 15, 2005. If the exposure draft is implemented in its current form, it is not expected to have a material impact on the Company’s results of operations or financial position.

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

     In January 2004, the Company spun off its entire equity interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc., which had previously been reported as a separate business segment. As a result of the spin-off, Construction Products’ earnings for all periods prior to the spin-off have been reclassified to discontinued operations in the Statements of Consolidated Earnings.

     For the three and six months ended September 30, 2003, discontinued operations had revenues of $157.8 million and $341.4 million, respectively, and operating earnings of $29.3 million and $52.9 million, respectively.

(S) SUBSEQUENT EVENTS

     On November 2, 2004, Centex Corporation issued $300.0 million of unsecured senior notes maturing in fiscal year 2011. The notes bear interest at par of 4.55% per annum.

(T) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the September 30, 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to help the reader understand our results. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

Executive Summary

     We currently operate in three principal business segments: Home Building, Financial Services and Construction Services. The following charts summarize certain key line items of our results of operations by business segment for the three months ended September 30, 2004 and 2003 (dollars in millions):

     Revenues for the three months ended September 30, 2004 increased 23% to $2.99 billion as compared to the three months ended September 30, 2003. In addition, earnings from continuing operations for the three months ended September 30, 2004 increased 18% to $329 million as compared to the same period in the prior year.

     The growth in revenues and operating earnings is primarily attributable to the growth and improvement in operating margin of our Home Building segment. The growth in Home Building’s operating earnings was partially offset by a decline in operating earnings of our Financial Services segment.

*	Other consists of the financial results of our investment real estate operations, home services operations, corporate general and administrative expense and interest expense.

     The following charts summarize certain key line items of our results of operations by business segment for the six months ended September 30, 2004 and 2003 (dollars in millions):

     Revenues for the six months ended September 30, 2004 increased 25% to $5.75 billion as compared to the six months ended September 30, 2003. In addition, earnings from continuing operations for the six months ended September 30, 2004 increased 27% to $604 million as compared to the same period in the prior year.

     The growth in revenues and operating earnings is primarily attributable to the growth and improvement in operating margin of our Home Building segment. Home Building’s operating earnings were partially offset by a decline in operating earnings of our Financial Services segment.

     Home Building’s growth strategy is driven primarily by growth in neighborhoods open for sale, increases in closings per neighborhood, increases in average unit selling prices, and continued improvements in operating margins. Home Building’s domestic operations have increased average neighborhood count, closings per average neighborhood and operating margins as compared to prior year. For more specific information on the operating results of our Home Building segment, refer to the Home Building segment information below.

*	Other consists of the financial results of our investment real estate operations, home services operations, corporate general and administrative expense and interest expense.

     As of September 30, 2004, we had homebuilding operations in 43 of the 50 largest housing markets in the United States (which includes our Wayne Homes operations and our resort and second home operation, Centex Destination Properties). We are focused primarily on further penetration in our existing markets; however, we will continue to be opportunistic with respect to specific geographic or market segment expansion.

     The overall demand for housing in the United States remains favorable, and is driven in the long-term by population growth, demographics, immigration, household formations and changes in home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. The highly fragmented homebuilding industry in the United States is in the early stages of a consolidation phase. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. As of 2003, the 10 largest homebuilders were producing approximately 15.1% of the nation’s new housing stock. We believe industry consolidation will continue to be an important growth factor over the next decade or more as large homebuilders seek to capitalize on the benefits of size, such as capital strength, more efficient operations and technological advantages.

     Financial Services’ operating results for the three and six months ended September 30, 2004 have been negatively impacted by decreased loan refinancing activity. Refinancing activity accounted for 16% and 20% of originations for the three and six months ended September 30, 2004, respectively, as compared to 45% and 51% for the same periods last year. Our Financial Services segment will continue to focus on serving the customers of our Home Building segment. For the three and six months ended September 30, 2004, our prime mortgage business financed approximately 72% and 73% of our Home Building non-cash unit closings versus 74% for the same periods last year. In addition, the Financial Services growth model includes plans to increase the number of loan officers originating prime retail loans and to improve their productivity. Our prime mortgage lending business is primarily a fee-based business with low capital requirements. Our Financial Services segment also includes our sub-prime home equity lending operations, which is primarily a portfolio-based model that produces more predictable earnings than our prime mortgage lending operations. Our sub-prime home equity loans are obtained through our organically grown origination channels using centrally controlled product, pricing and underwriting.

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

     Our Construction Services segment operating earnings for the three and six months ended September 30, 2004 remained relatively stable as compared to the three and six months ended September 30, 2003. Industry conditions have created increased pricing pressure on construction companies, which in turn has limited our ability to improve the operating margins of our Construction Services segment. However, revenues for the three and six months ended September 30, 2004 increased compared to the three and six months ended September 30, 2003 due to our focus on increasing market share. The commercial construction environment is showing signs of stabilization as evidenced by a fairly consistent level of backlog as compared to the prior year. At September 30, 2004, the backlog was $1.56 billion, as compared to $1.61 billion in the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments to achieve growth in revenues and operating earnings.

     In fiscal year 2004, we consummated the tax-free spin-offs to our stockholders of substantially all of our manufactured housing operations on June 30, 2003 and our entire ownership interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc., a former majority owned subsidiary, on January 30, 2004. Manufactured housing and Centex Construction Products, Inc. are reported as discontinued operations in our consolidated financial statements.

HOME BUILDING

     Home Building’s operations consist primarily of our domestic and international operations. Home Building’s domestic operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots). Our international homebuilding operations involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom.

     The following summarizes the results of our Home Building operations for the three and six months ended September 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues — Housing	$2,152.1	27.5%	$1,687.8	33.7%
Revenues — Land Sales and Other	79.4	272.8%	21.3	8.7%
Cost of Sales — Housing	(1,559.9)	26.9%	(1,229.4)	30.6%
Cost of Sales — Land Sales and Other	(66.0)	117.1%	(30.4)	58.3%
Selling, General and Administrative Expenses	(312.5)	27.6%	(244.9)	26.2%
Earnings from Unconsolidated Entities	3.3	(57.7%)	7.8	129.4%

Operating Earnings	$296.4	39.7%	$212.2	62.2%

Operating Earnings as a Percentage of Revenues	13.3%	NM	12.4%	NM

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues — Housing	$4,119.1	30.1%	$3,165.2	35.8%
Revenues — Land Sales and Other	110.5	128.3%	48.4	(15.1%)
Cost of Sales — Housing	(2,993.7)	28.4%	(2,331.9)	34.0%
Cost of Sales — Land Sales and Other	(105.2)	90.2%	(55.3)	24.8%
Selling, General and Administrative Expenses	(614.3)	31.7%	(466.6)	24.1%
Earnings from Unconsolidated Entities	11.1	(19.6%)	13.8	331.3%

Operating Earnings	$527.5	41.2%	$373.6	61.9%

Operating Earnings as a Percentage of Revenues	12.5%	NM	11.6%	NM

     Home Building’s results are derived from its domestic and international operations as described below.

Domestic

     The following summarizes the results of our Home Building domestic operations for the three and six months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Units Closed	7,831	13.4%	6,906	19.3%
Average Unit Sales Price	$262,181	7.3%	$244,393	12.0%
Operating Earnings Per Unit	$36,159	21.3%	$29,805	36.3%
Backlog Units	17,727	16.3%	15,244	20.8%
Average Operating Neighborhoods	576	3.0%	559	8.8%
Closings Per Average Neighborhood	13.6	9.7%	12.4	9.7%

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Units Closed	15,214	14.8%	13,255	22.9%
Average Unit Sales Price	$258,013	8.0%	$238,792	10.5%
Operating Earnings Per Unit	$33,308	21.8%	$27,344	30.0%
Backlog Units	17,727	16.3%	15,244	20.8%
Average Operating Neighborhoods	573	2.7%	558	12.0%
Closings Per Average Neighborhood	26.6	11.8%	23.8	9.7%

	As of September 30,
	2004		2003
		% Change		% Change
Lots Owned	85,335	26.1%	67,671	26.1%
Lots Controlled	136,979	45.3%	94,287	44.8%

Total Lots Owned and Controlled	222,314	37.3%	161,958	36.4%

     The financial performance of Home Building’s domestic operations is reflective of changes in the following performance indicators:

•	Growth in average neighborhoods

•	Growth in closings per average neighborhood

•	Increases in average unit sales price

•	Operating margin improvement

     The following summarizes changes in performance indicators for the three and six months ended September 30, 2004 as compared to the prior year.

     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. For the three and six months ended September 30, 2004, average operating neighborhoods increased 3.0% to 576 and 2.7% to 573 as compared to the three and six months ended September 30, 2003, respectively.

     The 9.7% and 11.8% increase in closings per average neighborhood in the three and six months ended September 30, 2004, respectively, as compared to the prior year, were largely the result of higher sales rates realized over the last twelve months. These sales rate increases can be attributed to our continued focus on market research, enhanced sales and marketing activities and activity-based sales management. Sales orders were particularly strong in the mid-Atlantic and southeast regions. For all regions, sales orders totaled 8,496 units and 17,527 units for the three and six months ended September 30, 2004, respectively, an increase of 5.7% and 6.6% versus the same periods in the prior year. Home closing volume also increased 13.4% to 7,831 homes and 14.8% to 15,214 homes for the three and six months ended September 30, 2004, respectively, as compared to the same periods in the prior year.

     Current housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For the three months ended September 30, 2004, average selling prices were up 7.3% to $262,181 as compared to the three months ended September 30, 2003. For the six months ended September 30, 2004, compared to the prior year, average selling prices were up 8.0% to $258,013. Average selling prices, excluding California, were up 4.7% to $220,094 and 5.7% to $219,147 for the three and six months ended September 30, 2004, respectively, versus the same periods last year. California’s average selling price, compared to the prior year, was up 11.8% to $501,791 and 14.4% to $487,436 for the three and six months ended September 30, 2004, respectively.

     Operating margins (consisting of operating earnings as a percentage of revenues), as compared to the prior year, for Home Building’s domestic operations improved to 13.3% from 12.0% and to 12.6% from 11.3% for the three and six months ended September 30, 2004, respectively. Increased unit volume, increases in average unit selling price, continued focus on lowering direct construction costs and improved margin on land sales resulted in margin improvement throughout the Home Building segment. National and regional purchasing programs and local cost reduction and efficiency efforts have helped offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources, and believe that we can deal effectively with the challenges we may experience relating to the supply or availability of materials, services and land.

     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while expanding margins.

     During the three and six months ended September 30, 2004, we continued to increase our land position to facilitate our short and longer term growth initiatives. Based on our current closing projections, our land position that is currently owned or controlled under option agreements at September 30, 2004 would produce approximately 100% of our projected closings for fiscal year 2005, 95% of our projected closings for fiscal year 2006, and 65% of our projected closings for fiscal year 2007.

International

     In February 2004, we acquired the Partnership through merger transactions. Prior to the merger, we accounted for our investment in the Partnership on the equity method of accounting. Subsequent to the merger, international homebuilding operations of the Partnership have been consolidated with the Home Building segment. Prior period earnings related to the international homebuilding operations of the Partnership, previously reflected in our investment real estate operations, have been reclassified to the Home Building segment to conform to the presentation subsequent to the merger. The following summarizes the results of Home Building’s international operations for the three and six months ended September 30, 2004:

	For the Period Ended September 30, 2004
	Three Months	Six Months
Revenues	$99.9	$198.9

Operating Earnings	$13.2	$20.7

Units Closed	343	657

     Earnings from unconsolidated entities related to the international homebuilding operations of the Partnership were $6.4 million and $11.2 million for the three and six months ended September 30, 2003, respectively. Earnings from unconsolidated entities are not comparative to operating earnings as operating earnings exclude interest expense and taxes.

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

     The following summarizes the results of our Financial Services operations for the three and six months ended September 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$276.9	(4.7%)	$290.6	41.9%
Cost of Sales	(68.5)	18.3%	(57.9)	26.7%
Selling, General and Administrative Expenses	(155.2)	(0.6%)	(156.2)	27.5%

Operating Earnings	$53.2	(30.5%)	$76.5	109.0%

Interest Margin	$91.8	12.2%	$81.8	105.0%
Origination Volume	$4,348.5	(20.4%)	$5,463.0	38.6%
Number of Loans Originated	27,374	(23.7%)	35,889	30.9%
Number of Loan Applications	115,011	6.4%	108,058	32.3%

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$551.2	(1.1%)	$557.4	44.6%
Cost of Sales	(130.1)	19.4%	(109.0)	20.7%
Selling, General and Administrative Expenses	(310.3)	1.3%	(306.3)	30.8%

Operating Earnings	$110.8	(22.0%)	$142.1	133.3%

Interest Margin	$189.4	37.7%	$137.5	80.7%
Origination Volume	$9,291.2	(14.7%)	$10,895.1	57.4%
Number of Loans Originated	58,067	(19.5%)	72,111	45.5%
Number of Loan Applications	229,989	4.5%	220,014	49.0%

     Financial Services’ results are primarily derived from prime mortgage lending and sub-prime home equity lending operations as described below.

Prime Mortgage Lending

     The following summarizes the results of our prime mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the three and six months ended September 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$105.1	(35.0%)	$161.6	50.0%
Cost of Sales	(7.9)	(13.2%)	(9.1)	405.6%
Selling, General and Administrative Expenses	(75.5)	(17.8%)	(91.9)	13.5%

Operating Earnings	$21.7	(64.2%)	$60.6	143.4%

Interest Margin	$13.6	(35.2%)	$21.0	1,135.3%

Average Interest Earning Assets	$1,359.9	(39.4%)	$2,244.4	1,175.2%
Average Yield	6.31%	NM	5.68%	NM
Average Interest Bearing Liabilities	$1,328.5	(38.3%)	$2,154.1	1,736.4%
Average Rate Paid	2.35%	NM	1.70%	NM

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$214.2	(30.6%)	$308.6	56.2%
Cost of Sales	(14.9)	34.2%	(11.1)	192.1%
Selling, General and Administrative Expenses	(145.5)	(21.6%)	(185.5)	19.4%

Operating Earnings	$53.8	(52.0%)	$112.0	190.9%

Interest Margin	$29.2	24.3%	$23.5	487.5%

Average Interest Earning Assets	$1,542.1	17.8%	$1,309.0	624.0%
Average Yield	5.73%	NM	5.57%	NM
Average Interest Bearing Liabilities	$1,487.8	22.3%	$1,216.4	888.1%
Average Rate Paid	1.97%	NM	2.03%	NM

     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived primarily from the sale of mortgage loans, together with all related servicing rights, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on residential mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.

     Our business strategy of selling prime loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the prime mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans, holds them for a short period and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, was consolidated with our Financial Services segment. The consolidation of HSF-I resulted in an increase in our residential mortgage loans held for sale with a corresponding increase in our debt. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003 are reflected in our financial statements.

     The following summarizes the effect consolidating HSF-I had on our interest margin for the three and six months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,
	2004		2003
		% Change
Revenues — Interest Income	$13.2	(47.6%)	$25.2
Cost of Sales — Interest Expense	(4.6)	(22.0%)	(5.9)

Interest Margin	$8.6	(55.4%)	$19.3

	For the Six Months Ended September 30,
	2004		2003
		% Change
Revenues — Interest Income	$28.7	13.9%	$25.2
Cost of Sales — Interest Expense	(9.1)	54.2%	(5.9)

Interest Margin	$19.6	1.6%	$19.3

     The decrease in interest margin and its components for the three months ended September 30, 2004 is the result of decreased loan refinancing activity. The six months ended September 30, 2003 includes only three months of HSF-I interest margin whereas the six months ended September 30, 2004 includes a full six months of HSF-I interest margin.

     The following table quantifies the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, collectively, Gain on Sale of Mortgage Loans for the three and six months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,
	2004		2003
		% Change
Loan Sales to Investors	$2,492.9	(51.7%)	$5,163.5
Gain on Sale of Mortgage Loans	37.5	(52.9%)	79.6

	For the Six Months Ended September 30,
	2004		2003
		% Change
Loan Sales to Investors	$5,060.9	(47.2%)	$9,587.3
Gain on Sale of Mortgage Loans	71.3	(54.4%)	156.5

     The decreases in loan sales and gain on sale of mortgage loans are the result of a decrease in the volume of loans originated and sold to the secondary market and less favorable secondary market conditions.

     In the normal course of its activities, CTX Mortgage Company, LLC and its related companies carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans.

     The decrease in revenues for the three and six months ended September 30, 2004 is the result of a decrease in the volume of loans originated and sold to the secondary market and less favorable secondary market conditions. The following table provides a comparative analysis of mortgage loan originations and applications for the three and six months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Origination Volume	$3,090.5	(30.4%)	$4,438.8	32.8%
Number of Loans Originated
Builder	5,206	10.0%	4,734	19.6%
Retail	11,349	(47.4%)	21,567	34.2%

	16,555	(37.1%)	26,301	31.3%

Number of Loan Applications
Builder	5,721	(6.9%)	6,148	26.7%
Retail	9,957	(38.7%)	16,248	(14.9%)

	15,678	(30.0%)	22,396	(6.5%)

Average Loan Size	$186,700	10.6%	$168,800	1.2%
Profit Per Loan	$1,315	(42.9%)	$2,302	85.0%

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Origination Volume	$6,592.0	(26.7%)	$8,993.4	54.4%
Number of Loans Originated
Builder	10,225	11.5%	9,169	25.0%
Retail	25,503	(42.5%)	44,359	55.7%

	35,728	(33.3%)	53,528	49.4%

Number of Loan Applications
Builder	11,867	(2.8%)	12,212	30.2%
Retail	20,824	(49.8%)	41,503	36.1%

	32,691	(39.1%)	53,715	34.7%

Average Loan Size	$184,500	9.8%	$168,000	3.3%
Profit Per Loan	$1,506	(28.0%)	$2,092	94.6%

     The decrease in loan originations is primarily reflective of a significant decrease in refinancing activity, partially offset by an increase in the number of loans originated for Centex Homes’ buyers. For the three and six months ended September 30, 2004, CTX Mortgage Company, LLC originated 72% and 73%, respectively, of the non-cash closings of Centex Homes’ buyers, versus 74% for the same periods last year. Profit per loan decreased due to a decrease in revenues per unit resulting from less favorable secondary market conditions, as well as a reduction in operating leverage resulting from a decrease in the volume of loan originations.

     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. For the three months ended September 30, 2004 and 2003, refinancing activity accounted for 16% and 45% of originations, respectively. Refinancing activity accounted for 20% and 51% of originations in the six months ended September 30, 2004 and 2003, respectively. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or further curtail mortgage refinance activity. Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects of any increase in mortgage interest rates by adding loan officers, improving their productivity and reducing costs.

Sub-Prime Home Equity Lending

     The following summarizes the results of our Sub-Prime Home Equity Lending operations for the three and six months ended September 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$171.8	33.2%	$129.0	32.9%
Cost of Sales	(60.6)	24.2%	(48.8)	11.2%
Selling, General and Administrative Expenses:
Operating Expenses	(55.4)	22.6%	(45.2)	33.7%
Loan Loss Provision	(24.3)	27.2%	(19.1)	148.1%

Operating Earnings	$31.5	98.1%	$15.9	35.9%

Interest Margin	$78.2	28.6%	$60.8	59.2%

Selling, General and Administrative Expenses:
Average Interest Earning Assets	$7,120.6	32.6%	$5,370.2	45.4%
Average Yield	7.80%	NM	8.16%	NM
Average Interest Bearing Liabilities	$7,357.9	31.0%	$5,616.0	45.9%
Average Rate Paid	3.30%	NM	3.48%	NM

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$337.0	35.5%	$248.8	32.5%
Cost of Sales	(115.2)	17.7%	(97.9)	13.2%
Selling, General and Administrative Expenses:
Operating Expenses	(113.7)	32.4%	(85.9)	31.5%
Loan Loss Provision	(51.1)	46.4%	(34.9)	156.6%

Operating Earnings	$57.0	89.4%	$30.1	34.4%

Interest Margin	$160.2	40.5%	$114.0	58.1%

Selling, General and Administrative Expenses:
Average Interest Earning Assets	$6,933.6	35.3%	$5,123.1	44.4%
Average Yield	7.94%	NM	8.27%	NM
Average Interest Bearing Liabilities	$7,168.6	34.2%	$5,340.5	44.6%
Average Rate Paid	3.22%	NM	3.67%	NM

     The revenues of Centex Home Equity Company, LLC, or Home Equity, increased as a result of continued growth in our portfolio of residential mortgage loans held for investment. This portfolio growth translated into more interest income, our largest component of revenue. Revenues also increased in the three and six months ended September 30, 2004 as a result of whole loan sales by Home Equity to third parties. Home Equity recognized approximately $13.0 million and $27.4 million in earnings related to whole loan sales for the three and six months ended September 30, 2004, respectively.

     Operating expenses, for the three and six months ended September 30, 2004, increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of employees led to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.

     The increase in the loan loss provision for the three and six months ended September 30, 2004, occurred primarily because of the increase in residential mortgage loans held for investment. Also, as the portfolio continues to mature and grow, we expect the provision for losses, the loans charged off and the allowance for losses to continue to increase. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates-Valuation of Residential Mortgage Loans Held for Investment.” Changes in the allowance for losses are included in Note (E), “Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements.

     The increase in operating earnings for the three and six months ended September 30, 2004, is primarily attributable to whole loan sale transactions and the increase in interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. Interest margin, for the three and six months ended September 30, 2004, increased primarily as a result of an increase in the portfolio of mortgage loans held for investment and a decrease in interest rates on debt used to fund mortgage loans.

     Average interest earning assets and liabilities for the three and six months ended September 30, 2004, increased primarily due to an increase in the volume of loan originations and an increase in average loan size (see table below). The fact that the average rate paid on interest bearing liabilities decreased more than the decrease of the yield earned on interest earning assets, coupled with the increase in originations, resulted in the increase in net interest margin.

     The following table provides a comparative analysis of mortgage loan originations and applications for the three and six months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Origination Volume	$1,258.0	22.8%	$1,024.2	70.5%
Number of Loans Originated	10,819	12.8%	9,588	30.0%
Number of Loan Applications	99,333	16.0%	85,662	48.4%

Average Loan Size	$116,300	8.9%	$106,800	31.0%

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Origination Volume	$2,699.2	41.9%	$1,901.7	73.1%
Number of Loans Originated	22,339	20.2%	18,583	35.3%
Number of Loan Applications	197,298	18.6%	166,299	54.3%

Average Loan Size	$120,800	18.1%	$102,300	27.9%

     The increase in origination volume for the three and six months ended September 30, 2004, as compared to the prior year, was due to an increase in the average loan size and an increase in the overall sales force, which resulted in an increase in the number of loan applications received.

     The following summarizes Home Equity’s portfolio of mortgage loans as of September 30, 2004 and 2003:

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	79,607	14.1%	69,751	32.7%
Serviced for Others	15,508	30.4%	11,890	(19.8%)

Total	95,115	16.5%	81,641	21.1%

Dollars in billions
Portfolio Accounting Method	$7.18	27.8%	$5.62	47.9%
Serviced for Others	1.21	70.4%	0.71	(22.8%)

Total	$8.39	32.5%	$6.33	34.1%

     Home Equity periodically securitizes its inventory of mortgage loan originations or engages in whole loan sales in order to provide funding for its mortgage operations.

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

     Another component of Home Equity’s servicing portfolio includes securitizations accounted for as gain on sale in accordance with FASB SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” where from October 1997 through March 2000, an estimate of the entire gain resulting from the sale was included in earnings during the period in which the securitization transaction occurred. This is referred to as the gain on sale method and is included in the “Serviced for Others” category in the above table. Unlike the portfolio accounting method, our balance sheet does not reflect the mortgage loans receivable nor the offsetting debt resulting from these securitizations. However, the gain on sale method does reflect Home Equity’s retained residual interest in, as well as the servicing rights to, the securitized loans on the balance sheet. We refer to the retained residual interest as the mortgage securitization residual interest, or MSRI. Home Equity carries MSRI at fair value on the balance sheet.

     The “Serviced for Others” category of Home Equity’s servicing portfolio also includes loans sold on a whole loan basis. Home Equity continues to service these loans, which resulted in a $2.8 million servicing asset recorded on a present value basis as of September 30, 2004. For the three and six months ended September 30, 2004, Home Equity’s loan sales were $310.1 million and $620.3 million, respectively.

     The structure of Home Equity’s securitizations has no effect on the ultimate amount of profit and cash flow recognized over the life of the mortgages. However, the structure does affect the timing of profit recognition. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations.

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

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three and six months ended September 30, 2004 and 2003 (dollars in millions):

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$452.2	17.0%	$386.6	(1.3%)

Operating Earnings	$5.5	19.6%	$4.6	(50.0%)

New Contracts Executed	$364.7	(38.1%)	$589.6	276.5%
Backlog of Uncompleted Contracts	$1,562.7	(2.8%)	$1,607.8	(13.4%)

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Revenues	$886.4	16.3%	$762.4	1.3%

Operating Earnings	$10.0	9.9%	$9.1	(47.4%)

New Contracts Executed	$702.7	(17.4%)	$850.9	98.4%
Backlog of Uncompleted Contracts	$1,562.7	(2.8%)	$1,607.8	(13.4%)

     Operating earnings for the three and six months ended September 30, 2004, for Construction Services remained relatively stable. Industry conditions have created increased pricing pressure, which in turn has reduced Construction Services’ operating margins. The decrease in new contracts executed and backlog of uncompleted contracts were primarily due to delays in the execution of contracts for awarded work. Construction Services defines backlog as the uncompleted portion of all signed contracts.

     Construction Services has also been awarded work that is pending execution of a signed contract. At September 30, 2004 and 2003, such work, which is not included in backlog, was approximately $2.63 billion and $1.92 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER

     Our Other segment includes our home services operations, investment real estate operations, corporate general and administrative expense and interest expense. In June 2003, we spun off substantially all of our investment in manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, manufactured housing operations are reflected as a discontinued operation and not included in the information presented below for the Other segment.

     As described in Note (H), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” of the Notes to Consolidated Financial Statements, the Company acquired Holding and the Partnership in February 2004. Subsequent to the merger, the Company has consolidated the financial results of the Partnership; and as a result, the Company has realigned its reporting for the Partnership, whereby the Partnership’s international homebuilding operations are included in the Home Building business segment. The Partnership’s domestic operations continue to be reported within our investment real estate operations. The Company has determined that no significant capital will be allocated to our investment real estate operations for new business development. Beginning April 1, 2004, the financial results of our investment real estate operations are included in the Other business segment. Prior period amounts have been reclassified to conform to the current year presentation.

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months Ended September 30,
	2004		2003
		% Change		% Change
Operating Loss from Home Services Operations	$(2.1)	90.9%	$(1.1)	10.0%
Operating Earnings (Loss) from Investment Real Estate Operations	(0.2)	(100.8%)	26.0	1,344.4%
Corporate General and Administrative Expense	(19.0)	(13.6%)	(22.0)	52.8%
Interest Expense	(5.3)	(67.7%)	(16.4)	17.1%
Other	—	(100.0%)	0.2	(150.0%)

Operating Loss	$(26.6)	100.0%	$(13.3)	(52.5%)

	For the Six Months Ended September 30,
	2004		2003
		% Change		% Change
Operating Loss from Home Services Operations	$(4.7)	95.8%	$(2.4)	(7.7%)
Operating Earnings from Investment Real Estate Operations	9.7	(62.5%)	25.9	370.9%
Corporate General and Administrative Expense	(38.6)	(6.1%)	(41.1)	51.7%
Interest Expense	(10.3)	(67.7%)	(31.9)	19.0%
Other	—	—%	—	(100.0%)

Operating Loss	$(43.9)	(11.3%)	$(49.5)	(4.4%)

     The increase in our home services division’s operating loss in the three and six months ended September 30, 2004 is primarily due to an increase in marketing expenses resulting from expansion and growth of our home services operations in the homebuilder customer market coupled with incremental commissions on new sales growth. The decrease in our investment real estate division’s operating earnings (loss) was primarily related to the timing of property sales.

     Interest costs include interest expense of $5.3 million and $16.4 million and interest expensed and relieved to Home Building’s costs and expenses of $32.9 million and $14.8 million for the three months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, interest costs include interest expense of $10.3 million and $31.9 million, respectively, and interest expensed and relieved to Home Building’s costs and expenses of $60.5 million and $27.9 million, respectively. Total interest costs, excluding Financial Services’ interest expense, were $38.2 million and $31.2 million for the three months ended September 30, 2004 and 2003, respectively, and $70.8 million and $59.9 million for the six months ended September 30, 2004 and 2003, respectively. The increase in total interest costs is primarily related to an increase in average debt outstanding for the three and six months ended September 30, 2004 as compared to the prior year.

     Our effective tax rate related to continuing operations increased to approximately 36% from 33% and to approximately 36% from 32% in the three and six month periods ended September 30, 2004 and 2003, respectively, due to the reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2005 as compared to the prior year.

DISCONTINUED OPERATIONS

     In June 2003, we spun off tax-free to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off to our stockholders our entire equity interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc. As a result of the spin-offs, the earnings from these operations for all periods prior to the spin-offs have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the September 30, 2004 presentation.

     For the three and six months ended September 30, 2003, discontinued operations had revenues of $157.8 million and $341.4 million, respectively, and operating earnings of $29.3 million and $52.9 million, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by the operating, investing and financing activities for the six months ended September 30, 2004 and 2003 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Six Months Ended September 30,
	2004	2003
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(549,965)	$(449,123)
Investing Activities	(11,567)	(2,967)
Financing Activities	463,828	75,598
Effect of Exchange Rate on Cash	45	—

	(97,659)	(376,492)

Financial Services
Operating Activities	291,827	815,757
Investing Activities	(739,059)	(999,779)
Financing Activities	442,078	179,957

	(5,154)	(4,065)

Centex Corporation and Subsidiaries
Operating Activities	(258,589)	390,393
Investing Activities	(772,175)	(1,026,505)
Financing Activities	927,906	255,555
Effect of Exchange Rate on Cash	45	—

Net Decrease in Cash	$(102,813)	$(380,557)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior notes. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the six months ended September 30, 2004, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.

     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. During the six months ended September 30, 2004, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     During the six months ended September 30, 2004, the principal amount of the Company’s outstanding debt increased $921.7 million resulting from: (1) Centex issuance of $350.0 million of long-term notes due in fiscal year 2015, (2) an increase in Centex other indebtedness of $30.8 million primarily relating to our international homebuilding operations, (3) a $525.7 million increase in Home Equity asset-backed certificates and (4) HSF-I issuance of $60.0 million of subordinated certificates due through fiscal year 2010 and the payment in full of $139.0 million of subordinated certificates.

     Our existing credit facilities and available capacity as of September 30, 2004 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	300,000	79,543	(2)

	1,100,000	879,543	(3)

International Homebuilding
Multi-Bank Secured Revolving Credit Facility	179,940	41,386
Secured Bonding Facility	17,994	15,835
Unsecured Credit Facility	35,988	35,988

	233,922	93,209	(4)

Financial Services
Secured Credit Facilities	775,000	447,917	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,864,313
Harwood Street Funding II, LLC Facility	2,500,000	1,687,265

	6,275,000	3,999,495

	$7,608,922	$4,972,247	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for commercial paper borrowings. As of September 30, 2004, there were no borrowings under this backup facility, and our $700 million commercial paper program had $70 million outstanding. We have not borrowed under this revolving credit facility since its inception.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit under this facility may expire no later than July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £100 million secured, committed, multi-bank revolving credit facility and a £10 million secured, committed bonding facility. These facilities are not guaranteed by, nor is there recourse to, Centex Corporation. The international homebuilding operations also maintain a £20 million unsecured, uncommitted credit facility guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $500 million secured, committed credit facility to finance mortgage inventory. In October 2004, this facility was reduced to $250 million. CTX Mortgage Company, LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million secured, committed mortgage warehouse facility to finance mortgages.

(6)	The amount of available capacity consists of $4.94 billion of committed capacity and $36.0 million of uncommitted capacity as of September 30, 2004. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them for a period of 45 to 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-

term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of September 30, 2004, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, (2) term notes rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.

     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $2.5 billion. HSF-II obtains funds by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of September 30, 2004, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2004, we were in compliance with all of these covenants.

     As of September 30, 2004, our short-term debt was $2.20 billion, most of which was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.

     Our outstanding debt (in thousands) as of September 30, 2004 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$76,691
Senior Debt:
Medium-term Note Programs, weighted-average 5.02%, due through 2007	258,000
Long-term Notes, weighted-average 6.56%, due through 2015	2,158,439
Other Indebtedness, weighted-average 3.16%, due through 2015	182,904
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,799
Subordinated Debentures, 7.38%, due in 2006	99,967

2,875,800

Financial Services
Short-term Debt:
Short-term Notes Payable	327,083
Harwood Street Funding I, LLC Term Notes	250,000
Harwood Street Funding I and II, LLC Secured Liquidity Notes	1,544,828
Home Equity Asset-Backed Certificates, weighted-average 3.38%, due through 2035	6,490,607
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 3.84%, due through 2010	60,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average 3.99%, due through 2009	93,750

8,766,268

Total	$11,642,068

     On November 2, 2004 Centex Corporation issued $300.0 million of unsecured senior notes maturing in fiscal year 2011. The notes bear interest at par of 4.55% per annum.

CERTAIN OFF-BALANCE SHEET OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority equity interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures was $162.5 million and $140.1 million at September 30, 2004 and March 31, 2004, respectively. These joint ventures had total outstanding secured construction debt of approximately $412.6 million and $202.2 million at September 30, 2004 and March 31, 2004, respectively. We are liable, on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. Our maximum potential liability with respect to the debt of the recourse joint ventures, based on our ownership percentage of the recourse joint ventures, is approximately $149.4 million and $73.2 million at September 30, 2004 and March 31, 2004, respectively. For certain of the joint ventures, we have also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project.

CRITICAL ACCOUNTING ESTIMATES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with generally accepted accounting principles; however, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates have been discussed with members of the Audit Committee and the Board of Directors.

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in the six months ended September 30, 2004.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in the six months ended September 30, 2004.

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

     The Company determines if it is the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. Based on this evaluation, if the Company is the primary beneficiary of those entities with which we have entered into lot option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements are available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. Lot option deposits related to these options are also reclassified to land held under option agreements not owned.

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

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at September 30, 2004 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Warranty Accruals

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The warranty covers defects in materials or workmanship in the first two years of the home and certain designated components or structural elements of the home in the third through tenth years. In California, effective January 1, 2003, Home Building began following the statutory provisions of Senate Bill 800, which in part provide a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During March 2004, the FASB issued an exposure draft entitled “Share-Based Payment,” which would amend SFAS No. 123 and SFAS No. 95, “Statements of Cash Flows.” Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Among other items, the exposure draft may require the Company to change its method of valuing share-based payments and its method of accruing compensation costs for awards with graded vesting schedules (that is, awards for which different parts vest at different times). The exposure draft is not final and was subject to a comment period that ended June 30, 2004. Although the exposure draft and its eventual effective date are subject to revision, the proposed effective date of the exposure draft is for interim periods beginning after June 15, 2005. If the exposure draft is implemented in its current form, it is not expected to have a material impact on the Company’s results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, including statements relating to expected operating results, future developments in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no duty to update any forward-looking statement to reflect future events or changes in our expectations.

     In addition to the specific risks and uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our business, operations, financial condition or results of operations:

•	Our Home Building operations are sensitive to changes in general economic conditions, including levels of employment and job formation, consumer confidence and income, availability of financing, interest rate levels and changes in economic conditions in the local markets in which we operate.

•	Our Home Building operations depend to a significant extent upon our being able to acquire land that is suitable for residential development at acceptable prices and in locations that are desirable to us. Any increases in the cost or reductions in the supply of suitable land for development could affect the revenues or operating earnings of our Home Building operations.

•	Our Home Building operations may be adversely affected by increases in interest rates. The majority of our home buyers finance their purchases of homes. In general, housing demand is likely to be adversely affected by significant increases in interest rates. If mortgage interest rates increase significantly and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be adversely affected.

•	Our Home Building and Construction Services operations could be adversely affected by fluctuating lumber prices and supply, as well as shortages of other materials or trades, including insulation, drywall, concrete, carpenters, electricians and plumbers. In addition, both our Home Building and Construction Services operations are subject to risks and uncertainties involving the cost and availability of labor and labor disputes. These factors could cause delays in construction that could have an adverse effect upon our Home Building and Construction Services operations.

•	Our Home Building and Construction Services operations are subject to warranty and other claims related to construction defects and other construction-related issues, including compliance with building codes. Although these claims have not materially affected our results of operations in the period covered by this Report, there can be no assurance that this will continue to be the case in future periods.

•	The value of our investment in international homebuilding is affected by fluctuations in the value of the United States dollar as compared to the British pound sterling, and can also be affected by economic factors concerning the homebuilding market in the United Kingdom.

•	Our Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the general demand for housing in national and regional markets and new construction and the resale market for existing homes.

•	Although national demand for commercial construction is relatively stable, individual markets experience moderate cyclicality and can be sensitive to overall capital spending trends in the economy, changes in federal and state appropriations for construction projects, financing and capital availability for commercial real estate and competitive pressures on the availability and pricing of construction projects. These factors can result in a reduction in the supply of suitable projects, increased competition and reduced margins on construction contracts.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the ability to meet performance or schedule guarantees and cost overruns.

•	An increase in interest rates could have an adverse effect on our Financial Services operations. The operations of CTX Mortgage Company, LLC are influenced by borrowers’ perceptions of and reactions to interest rates. Any significant increase in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations.

•	Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. Although the amount of this allowance reflects our judgment as to our present loss exposure on these loans, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, and contractors in each of the markets in which we operate. Any increase in competition has the potential to reduce the number of homes we sell, or to compel us to accept reduced profit margins in order to maintain sales volume.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, the sale of homes and real estate, protecting the environment and health and employment practices. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and other changes in regulation or policy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations and securitizations classified as debt. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the outstanding debt that is subject to changes in interest rates. We utilize forward sale commitments to mitigate the risk associated with the majority of our mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, we do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     There have been no material changes in our market risk since March 31, 2004. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting subsequent to the date of the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table details our common stock repurchases for the three months ended September 30, 2004:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	Per Share	Announced Plan	the Plan
Period
July 1-31	No shares repurchased
August 1-31	No shares repurchased
September 1-30	No shares repurchased
At September 30, 2004			5,625,600	2,724,000

     On February 17, 2004, the Board of Directors increased our share repurchase authorization of common stock to 4,000,000 shares adjusted for our March 2004 two-for-one stock split. The total number of shares purchased in the above table represents shares of common stock repurchased pursuant to Board of Directors authorizations including the February 17, 2004 authorization and all prior authorizations. Purchases are made from time-to-time in the open market. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 15, 2004, we held our Annual Meeting of Stockholders. At the Annual Meeting, the following matters were resolved by vote:

(1)	Clint W. Murchison, III, Frederic M. Poses and David W. Quinn were elected as directors to serve for a three-year term until the 2007 Annual Meeting. Voting results for these nominees are summarized as follows:

Number of Shares
	For	Withheld	Broker Non-Votes
Clint W. Murchison, III Frederic M. Poses David W. Quinn	95,236,728 103,324,979 102,427,330	10,746,452 2,658,201 3,555,850	— — —

(2)	Stockholders ratified the appointment of independent auditors for fiscal year 2005 as set forth in Item 2 of the Centex Corporation Proxy Statement dated June 10, 2004. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
104,939,966	488,110	555,104	—

Item 6.	Exhibits

	3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

	3.2	Amended and Restated By-laws of Centex dated May 15, 2003 (incorporated by reference from Exhibit 3.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

	10.1	Credit Agreement, dated as of July 16, 2004 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

	10.2	Letter of Credit and Reimbursement Agreement, dated as of July 16, 2004 among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein (incorporated by reference from Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

	10.3	Form of non-employee director restricted stock agreement for Centex Corporation 2003 Equity Incentive Plan.

	10.4	Form of stock option agreement for Centex Corporation 1998 Employee Non-Qualified Stock Option Plan.

	10.5	Form of deferred compensation agreement for Centex Corporation Executive Deferred Compensation Plan.

	31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant
November 3	, 2004	/s/ Leldon E. Echols

Leldon E. Echols Executive Vice President and Chief Financial Officer (principal financial officer)
November 3	, 2004	/s/ Mark D. Kemp

Mark D. Kemp Senior Vice President-Controller (principal accounting officer)