Form 10-Q
period 2004-12-31
CENTEX CORP
filed 2005-02-02
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 27, 2005:

Centex Corporation	Common Stock	126,553,614 shares

Centex Corporation and Subsidiaries

Form 10-Q Table of Contents

December 31, 2004

Part I. Financial Information

Item 1. Financial Statements
Statements of Consolidated Earnings

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,
	2004	2003
Revenues
Home Building	$2,368,379	$1,906,305
Financial Services	266,701	238,231
Construction Services	445,468	404,227
Other	38,075	21,094

	3,118,623	2,569,857

Costs and Expenses
Home Building	2,047,821	1,676,941
Financial Services	220,698	194,580
Construction Services	439,070	400,634
Other	31,737	17,277
Corporate General and Administrative	23,137	29,891
Interest Expense	5,718	3,456

	2,768,181	2,322,779

Earnings from Unconsolidated Entities	43,444	31,831

Earnings from Continuing Operations Before Income Taxes	393,886	278,909
Income Taxes	140,115	91,039

Earnings from Continuing Operations	253,771	187,870
Earnings from Discontinued Operations, net of Taxes of $0 and $5,896	—	10,800

Net Earnings	$253,771	$198,670

Basic Earnings Per Share
Continuing Operations	$2.02	$1.51
Discontinued Operations	—	0.09

	$2.02	$1.60

Diluted Earnings Per Share
Continuing Operations	$1.91	$1.43
Discontinued Operations	—	0.09

	$1.91	$1.52

Average Shares Outstanding
Basic	125,593,379	124,076,292
Dilutive Securities:
Options	6,747,733	6,113,626
Other	206,078	470,040

Diluted	132,547,190	130,659,958

Cash Dividends Per Share	$0.04	$0.02

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,
	2004	2003
Revenues
Home Building	$6,597,952	$5,119,937
Financial Services	817,945	795,642
Construction Services	1,331,913	1,166,611
Other	121,792	88,622

	8,869,602	7,170,812

Costs and Expenses
Home Building	5,761,009	4,530,723
Financial Services	661,116	609,890
Construction Services	1,315,535	1,153,899
Other	110,414	67,718
Corporate General and Administrative	61,741	70,982
Interest Expense	16,024	35,370

	7,925,839	6,468,582

Earnings from Unconsolidated Entities	54,531	51,991

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	998,294	754,221
Income Taxes	356,678	245,079

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	641,616	509,142
Earnings from Discontinued Operations, net of Taxes of $0 and $17,229	—	31,707

Earnings Before Cumulative Effect of a Change in Accounting Principle	641,616	540,849
Cumulative Effect of a Change in Accounting Principle, Net of Tax Benefit of $0 and $8,303	—	(13,260)

Net Earnings	$641,616	$527,589

Basic Earnings Per Share
Continuing Operations	$5.16	$4.13
Discontinued Operations	—	0.26
Cumulative Effect of a Change in Accounting Principle	—	(0.11)

	$5.16	$4.28

Diluted Earnings Per Share
Continuing Operations	$4.87	$3.95
Discontinued Operations	—	0.25
Cumulative Effect of a Change in Accounting Principle	—	(0.11)

	$4.87	$4.09

Average Shares Outstanding
Basic	124,404,141	123,334,548
Dilutive Securities:
Options	6,863,476	5,458,904
Other	435,136	227,014

Diluted	131,702,753	129,020,466

Cash Dividends Per Share	$0.12	$0.06

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets with Consolidating Details

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	December 31, 2004	March 31, 2004
Assets
Cash and Cash Equivalents	$50,323	$178,859
Restricted Cash	445,902	310,304
Receivables -
Residential Mortgage Loans Held for Investment, net	7,722,829	6,498,155
Residential Mortgage Loans Held for Sale	1,585,642	1,819,605
Construction Contracts	325,156	312,552
Trade, including Notes of $51,144 and $51,321	388,141	356,570
Inventories -
Housing Projects	6,670,879	4,897,036
Land Held for Development and Sale	304,544	208,140
Land Held Under Option Agreements Not Owned	471,227	362,405
Other	34,238	94,224
Investments -
Joint Ventures and Other	169,344	140,118
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	159,306	155,891
Other Assets -
Deferred Income Taxes	123,147	157,678
Goodwill	251,793	254,258
Mortgage Securitization Residual Interest	74,414	89,374
Deferred Charges and Other, net	225,647	233,399

	$19,002,532	$16,068,568

Liabilities and Stockholders’ Equity
Accounts Payable	$666,709	$686,308
Accrued Liabilities	1,352,471	1,275,604
Debt -
Centex	3,227,633	2,418,190
Financial Services	9,442,772	8,302,190
Payables to (Receivables from) Affiliates	—	—
Commitments and Contingencies
Minority Interests	473,878	336,051
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 126,139,846 and 122,660,357 Shares	32,938	32,068
Capital in Excess of Par Value	335,491	202,958
Unamortized Value of Deferred Compensation	(246)	(411)
Retained Earnings	3,617,657	2,990,889
Treasury Stock, at Cost; 5,613,808 and 5,610,772 Shares	(213,394)	(212,822)
Accumulated Other Comprehensive Income (Loss)	66,623	37,543

Total Stockholders’ Equity	3,839,069	3,050,225

	$19,002,532	$16,068,568

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004

$37,137	$160,590	$13,186	$18,269
45,197	50,440	400,705	259,864

—	—	7,722,829	6,498,155
—	—	1,585,642	1,819,605
325,156	312,552	—	—
186,873	178,829	201,268	177,741

6,670,879	4,897,036	—	—
304,544	208,140	—	—
471,227	362,405	—	—
28,065	85,284	6,173	8,940

169,344	140,118	—	—
572,978	531,941	—	—
114,781	114,524	44,525	41,367

51,897	66,985	71,250	90,693
240,056	237,656	11,737	16,602
—	—	74,414	89,374
163,409	171,534	62,238	61,865

$9,381,543	$7,518,034	$10,193,967	$9,082,475

$654,209	$668,807	$12,500	$17,501
1,188,364	1,046,296	164,107	229,308

3,227,633	2,418,190	—	—
—	—	9,442,772	8,302,190
—	—	(13,638)	15,661

472,268	334,516	1,610	1,535

—	—	—	—

32,938	32,068	1	1
335,491	202,958	275,467	275,521
(246)	(411)	—	—
3,617,657	2,990,889	315,529	256,490
(213,394)	(212,822)	—	—
66,623	37,543	(4,381)	(15,732)

3,839,069	3,050,225	586,616	516,280

$9,381,543	$7,518,034	$10,193,967	$9,082,475

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Statements of Consolidated Cash Flows with Consolidating Details

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Nine Months Ended December 31,
	2004	2003
Cash Flows — Operating Activities
Net Earnings	$641,616	$527,589
Adjustments-
Cumulative Effect of a Change in Accounting Principle	—	13,260
Depreciation and Amortization	79,708	78,105
Provision for Losses on Residential Mortgage Loans Held for Investment	71,941	56,643
Deferred Income Tax Provision (Benefit)	22,833	(23,371)
Equity in Earnings of Joint Ventures and Centex Development Company, L.P.	(43,728)	(64,650)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	825	31,128
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
(Increase) Decrease in Restricted Cash	(135,598)	(108,660)
Increase in Receivables	(44,219)	(33,635)
Decrease in Residential Mortgage Loans Held for Sale	233,963	1,113,052
Increase in Housing Projects and Land Held for Development and Sale	(1,823,266)	(1,277,001)
Decrease (Increase) in Other Inventories	47,167	5,013
Increase (Decrease) in Accounts Payable and Accrued Liabilities	91,186	147,968
Decrease (Increase) in Other Assets, net	26,929	9,806
(Decrease) Increase in Payables to Affiliates	—	—
Other	(3,231)	1,926

	(833,874)	477,173

Cash Flows — Investing Activities
Payment on Notes Receivable, net	177	10,053
Increase in Residential Mortgage Loans Held for Investment	(1,296,615)	(1,493,783)
Decrease in Investment and Advances to Joint Ventures and Centex Development Company, L.P.	35,838	71,307
Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(30,183)	(41,133)
Other	8,371	(15,203)

	(1,282,412)	(1,468,759)

Cash Flows — Financing Activities
Increase (Decrease) in Short-Term Debt, net	1,501,002	13,983
Centex
Issuance of Long-Term Debt	722,759	307,277
Repayment of Long-Term Debt	(41,121)	(90,429)
Financial Services
Issuance of Long-Term Debt	1,867,799	3,405,616
Repayment of Long-Term Debt	(2,106,145)	(2,996,992)
Proceeds from Stock Option Exercises	57,899	54,737
Treasury Stock Transactions, net	(572)	(99,151)
Dividends Paid	(14,848)	(7,431)

	1,986,773	587,610

Effect of Exchange Rate on Cash	977	—
Net Decrease in Cash and Cash Equivalents	(128,536)	(403,976)
Cash and Cash Equivalents at Beginning of Period	178,859	456,179

Cash and Cash Equivalents at End of Period	$50,323	$52,203

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
2004	2003	2004	2003

$641,616	$527,589	$98,039	$103,073

—	—	—	13,260
66,339	65,400	13,369	12,705
—	—	71,941	56,643
14,689	(13,109)	8,144	(10,262)
(43,728)	(64,650)	—	—
(59,039)	(38,073)	—	—
750	31,061	75	67

5,243	(24,903)	(140,841)	(83,757)
(20,673)	(19,910)	(23,546)	(13,725)
—	—	233,963	1,113,052
(1,823,266)	(1,277,001)	—	—
44,400	5,964	2,767	(951)
162,223	153,724	(59,740)	(24,409)
1,043	(19,845)	25,886	29,651
—	—	(29,299)	16,212
—	1,926	(3,231)	—

(1,010,403)	(671,827)	197,527	1,211,559

158	9,785	19	268
—	—	(1,296,615)	(1,493,783)

35,838	71,307	—	—
18,002	2,441	—	—
(13,320)	(29,429)	(16,863)	(11,704)
(896)	(33,203)	9,267	18,000

39,782	20,901	(1,304,192)	(1,487,219)

122,074	84,749	1,378,928	(70,766)

722,759	307,277	—	—
(41,121)	(90,429)	—	—

—	—	1,867,799	3,405,616
—	—	(2,106,145)	(2,996,992)
57,899	54,737	—	—
(572)	(99,151)	—	—
(14,848)	(7,431)	(39,000)	(65,000)

846,191	249,752	1,101,582	272,858

977	—	—	—
(123,453)	(401,174)	(5,083)	(2,802)
160,590	441,097	18,269	15,082

$37,137	$39,923	$13,186	$12,280

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Notes to Consolidated Financial Statements

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004
(Dollars and shares in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also included are variable interest entities, as discussed in Note (J), “Land Held Under Option Agreements Not Owned and Other Land Deposits.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Cash Paid for Interest	$113,105	$78,737	$323,607	$249,900
Net Cash Paid for Taxes	$90,445	$84,863	$265,339	$256,731

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

		For the Three Months		For the Nine Months
		Ended December 31,		Ended December 31,
		2004	2003	2004	2003
Total Interest Incurred		$124,118	$98,513	$349,376	$279,918
Less —	Interest Capitalized	(46,141)	(37,337)	(130,929)	(77,856)
	Financial Services Interest Expense	(72,259)	(57,720)	(202,423)	(166,692)

Interest Expense, net		$5,718	$3,456	$16,024	$35,370

Capitalized Interest Relieved to Home Building’s Costs and Expenses		$31,998	$28,453	$92,465	$56,397

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

     As explained in Note (J), “Land Held Under Option Agreements Not Owned and Other Land Deposits” pursuant to the provisions of FIN 46, as of December 31, 2004, the Company consolidated $430.2 million of lot option agreements and recorded $41.0 million of deposits related to these options as land held under option agreements not owned.

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

     On January 30, 2004, the Company modified all of its outstanding stock options and long-term incentive plan rights in order to keep the holders in the same economic position as before the spin-off of our construction products operations. This adjustment is a modification, which resulted in a reduction of the option exercise price and an increase in the number of shares covered by the options or long-term incentive plan rights, under the provisions of SFAS No. 123. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25. In December

2004, the FASB issued a revision to SFAS No. 123. See Note (P), “Recent Accounting Pronouncements” for further discussion.

     In May 2004, the Company granted approximately 1.8 million options to employees. The fair value of these options is $31.3 million, as calculated under the Black-Scholes option-pricing model, and is recognized as compensation expense over the vesting period. Compensation expense of $2.6 million and $7.8 million related to these stock options was recognized during the three and nine month periods ended December 31, 2004, respectively.

     The following pro forma information reflects the Company’s net earnings and earnings per share as if compensation cost for all stock option plans and other equity-based compensation programs had been determined based upon the fair value at the date of grant for awards outstanding during the three and nine month periods ended December 31, 2004 and 2003, consistent with the provisions of SFAS No. 123:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Net Earnings — as Reported	$253,771	$198,670	$641,616	$527,589
Stock-Based Employee Compensation Included in Reported Net Income, net of Related Tax Effects	8,202	3,590	23,765	10,747
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(8,202)	(8,035)	(23,765)	(24,335)

Pro Forma Net Earnings	$253,771	$194,225	$641,616	$514,001

Earnings Per Share:
Basic — as Reported	$2.02	$1.60	$5.16	$4.28
Basic — Pro Forma	$2.02	$1.57	$5.16	$4.17
Diluted — as Reported	$1.91	$1.52	$4.87	$4.09
Diluted — Pro Forma	$1.91	$1.49	$4.87	$3.98

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in	Value of		Treasury	Other
			Excess of	Deferred	Retained	Stock	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	Income (Loss)	Total
Balance, March 31, 2004	122,660	$32,068	$202,958	$(411)	$2,990,889	$(212,822)	$37,543	$3,050,225
Issuance and Amortization of Restricted Stock	82	20	14,485	165	—	—	—	14,670
Stock Compensation	—	—	21,912	—	—	—	—	21,912
Exercise of Stock Options, Including Tax Benefits	3,400	850	96,701	—	—	—	—	97,551
Cash Dividends	—	—	—	—	(14,848)	—	—	(14,848)
Other Stock Transactions	(2)	—	(565)	—	—	(572)	—	(1,137)
Net Earnings	—	—	—	—	641,616	—	—	641,616
Unrealized Gain on Hedging Instruments	—	—	—	—	—	—	11,816	11,816
Foreign Currency Translation Adjustments	—	—	—	—	—	—	17,264	17,264

Balance, December 31, 2004	126,140	$32,938	$335,491	$(246)	$3,617,657	$(213,394)	$66,623	$3,839,069

(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment by Centex Home Equity Company, LLC and its related companies (“Home Equity”), including real estate owned, consisted of the following:

	December 31, 2004	March 31, 2004
Residential Mortgage Loans Held for Investment	$7,800,557	$6,554,513
Allowance for Losses on Residential Mortgage Loans Held for Investment	(77,728)	(56,358)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$7,722,829	$6,498,155

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows for the nine months ended December 31, 2004 and the year ended March 31, 2004:

	For the Nine	For the
	Months Ended	Year Ended
	December 31, 2004	March 31, 2004
Balance at Beginning of Period	$56,358	$28,384
Provision for Losses	71,941	79,503
Losses Sustained, net of Recoveries of $292 and $204	(50,571)	(51,529)

Balance at End of Period	$77,728	$56,358

	For the Nine	For the
	Months Ended	Year Ended
	December 31, 2004	March 31, 2004
Allowance as a Percentage of Gross Loans Held for Investment	1.0%	0.9%
Allowance as a Percentage of 90+ Days Contractual Delinquency	37.9%	36.4%
90+ Days Contractual Delinquency (based on months)
Total Dollars Delinquent	$204,955	$154,868
% Delinquent	2.6%	2.4%

(F) GOODWILL

     A summary of changes in goodwill by segment for the nine months ended December 31, 2004 is presented below:

	Home	Financial	Construction
	Building	Services	Services	Other	Total
Balance as of March 31, 2004	$158,607	$16,602	$1,007	$78,042	$254,258
Goodwill Acquired	—	—	—	595	595
Goodwill Disposed	—	(4,865)	—	—	(4,865)
Other, net	1,957	—	—	(152)	1,805

Balance as of December 31, 2004	$160,564	$11,737	$1,007	$78,485	$251,793

     Goodwill for the Other segment at December 31, 2004 relates to the Company’s home services operations.

(G) INDEBTEDNESS

     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted average interest rates at December 31, 2004 and March 31, 2004 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries other than those included in Financial Services.

	December 31,		March 31,
	2004		2004
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$122,074	2.30%	$—	—%

Financial Services
Financial Institutions	179,274	2.68%	601,718	1.42%
Harwood Street Funding I, LLC Term Notes	250,000	2.20%	—	—%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	1,063,550	2.44%	936,000	1.15%
Harwood Street Funding II, LLC	1,990,620	2.42%	566,798	1.15%

Consolidated Short-term Debt	3,605,518		2,104,516

Long-term Debt:

Centex
Medium-term Note Programs, due through 2007	228,000	5.48%	258,000	4.67%
Senior Notes, due through 2015	2,458,493	6.32%	1,808,332	6.73%
Other Indebtedness, due through 2015	219,268	5.77%	152,152	5.31%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,818	8.75%	99,763	8.75%
Subordinated Debentures, due in 2006	99,980	7.38%	99,943	7.38%

	3,105,559		2,418,190

Financial Services
Home Equity Asset-Backed Certificates, due through 2035	5,805,578	3.85%	5,964,924	3.59%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2010	60,000	4.40%	139,000	3.06%
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2009	93,750	4.55%	93,750	3.24%

	5,959,328		6,197,674

Consolidated Long-term Debt	9,064,887		8,615,864

Total Debt	$12,670,405		$10,720,380

     As of December 31, 2004, Centex’s short-term debt consists of $110.0 million outstanding under its commercial paper program and $12.1 million in land related notes.

     The weighted-average interest rates for short-term and long-term debt during the nine months ended December 31, 2004 and 2003 were:

	For the Nine Months Ended December 31,
	2004	2003
Short-term Debt:

Centex	2.30%	1.71%
Financial Services	2.42%	1.24%

Long-term Debt:

Centex
Medium-term Note Programs (1)	5.52%	5.31%
Senior Notes	6.49%	6.91%
Other Indebtedness	5.66%	3.57%
Subordinated Debentures	8.06%	8.06%

Financial Services
Centex Home Equity Company, LLC Long-term Debt (2)	3.30%	3.66%
CTX Mortgage Company, LLC Long-term Debt (3)	3.58%	2.69%

(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.

     Maturities of Centex and Financial Services long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total
2005	$654	$660,679	$661,333
2006	341,353	2,115,724	2,457,077
2007	467,038	1,665,416	2,132,454
2008	359,094	876,402	1,235,496
2009	1,252	230,456	231,708
Thereafter	1,936,168	410,651	2,346,819

	$3,105,559	$5,959,328	$9,064,887

     Financial Services long-term debt associated with Home Equity includes Asset-Backed Certificates of $5.81 billion at December 31, 2004. These Asset-Backed Certificates relate to securitized residential mortgage loans and are structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, as is common in these structures, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     Under Centex Corporation’s bank credit facilities, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2004, Centex was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of December 31, 2004 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	300,000	84,765	(2)

	1,100,000	884,765	(3)

International Homebuilding
Multi-Bank Secured Revolving Credit Facility	192,660	17,339
Secured Bonding Facility	19,266	17,339
Unsecured Line of Credit	38,532	38,532

	250,458	73,210	(4)

Financial Services
Secured Credit Facilities	525,000	345,726	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,625,920
Harwood Street Funding II, LLC Facility	2,500,000	415,630

	6,025,000	2,387,276

	$7,375,458	$3,345,251	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for commercial paper borrowings. As of December 31, 2004, there were no borrowings under this backup facility, and our $700 million commercial paper program had $110 million outstanding. We have not borrowed under this revolving credit facility since its inception.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit under this facility may expire no later than July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £100 million secured, committed, multi-bank revolving credit facility and a £10 million secured, uncommitted bonding facility. These facilities are not guaranteed by, nor is there recourse to, Centex Corporation. The international homebuilding operations also maintain a £20 million unsecured, uncommitted line of credit guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million secured, committed mortgage warehouse facility to finance mortgages.

(6)	The amount of available capacity consists of $3,289.4 million of committed capacity and $55.9 million of uncommitted capacity as of December 31, 2004. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I, pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. Since 1999, CTX Mortgage Company, LLC has sold substantially all conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At December 31, 2004, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them for a period of 45 to 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of December 31, 2004, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, (2) term notes rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity.

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. Prior to the implementation of FIN 46, HSF-I was not consolidated in the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003, are reflected in the Company’s financial statements. Because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003 have been eliminated in consolidation.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage Company, LLC’s mortgage loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (N), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.10 billion and $7.17 billion of mortgage loans to investors during the three and nine months ended December 31, 2004, respectively, and $3.55 billion and $13.13 billion during the three and nine months ended December 31, 2003, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $35.8 million and $107.1 million during the three and nine months ended December 31, 2004, respectively, and $43.4 million and $199.9 million during the three and nine months ended December 31, 2003, respectively.

Centex Home Equity Company, LLC and Harwood Street Funding II, LLC

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s borrowing capacity of $2.5 billion. HSF-II obtains funds for the purchase of eligible loans by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of December 31, 2004, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.

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

(H) MERGER OF 3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P. AND
       SUBSIDIARIES

     Prior to February 2004, the common stock of 3333 Holding Corporation (“Holding”) and warrants to purchase limited partnership interests in Centex Development Company, L.P. (“the Partnership”) were traded in tandem with our common stock. The Company held an ownership interest in the Partnership, which was reported on the equity method of accounting as a part of our investment real estate operations. Neither Holding nor the Partnership was consolidated in our financial statements.

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

(I) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority equity interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $169.3 million and $140.1 million at December 31, 2004 and March 31, 2004, respectively. These joint ventures had total outstanding secured construction debt of approximately $423.5 million and $202.2 million at December 31, 2004 and March 31, 2004, respectively. The Company is liable, on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. The Company’s maximum potential liability with respect to the debt of the recourse joint ventures, based on its ownership percentage of the recourse joint ventures, is approximately $150.7 million and $73.2 million at December 31, 2004 and March 31, 2004, respectively. For certain of the joint ventures, the Company has also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project.

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

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The warranty covers defects in materials or workmanship in the first two years of the customers’ ownership of the home and certain designated components or structural elements of the home in the third through tenth years. Prior to April 1, 2004, Home Building’s United States warranties for non-structural defects in materials or workmanship covered the first year. In California, effective January 1, 2003, Home Building began following the statutory provisions of Senate Bill 800, which, in part, provide a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Home Building’s contractual warranty liability are as follows for the nine months ended December 31, 2004 and the year ended March 31, 2004:

	For the Nine	For the
	Months Ended	Year Ended
	December 31, 2004	March 31, 2004
Balance at Beginning of Period	$20,146	$16,125
Warranties Issued	33,850	29,806
Settlements Made	(26,926)	(25,597)
Changes in Liability of Pre-Existing Warranties, Including Expirations	—	(188)

Balance at End of Period	$27,070	$20,146

     In January 2003, we received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. While the amount of civil penalties, if any, and the cost of injunctive relief, if any, are undetermined, the Company is confident that such amounts will not be material to its consolidated results of operations or financial condition.

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the nine months ended December 31, 2004 and the year ended March 31, 2004:

	For the Nine	For the
	Months Ended	Year Ended
	December 31, 2004	March 31, 2004
Balance at Beginning of Period	$25,045	$28,594
Provision for Losses	159	1,837
Settlements	(5,637)	(5,386)

Balance at End of Period	$19,567	$25,045

     On November 23, 2004, Miami-Dade County, Florida filed suit against Centex-Rooney Construction Co., a wholly-owned subsidiary of Centex Corporation; John J. Kirlin, Inc.; and M.C. Harry and Associates, Inc., in the County’s Circuit Court of the Eleventh Judicial Circuit. Miami-Dade County alleges that, in the course of performing or managing construction work on Concourse F at the Miami International Airport, the defendants caused a jet fuel line rupture on or about July 30, 1987, which resulted in the contamination of soil, groundwater and surface water in and around airport Concourse F. Miami-Dade County seeks damages of approximately $8.0 million for its costs incurred to date and for expected future costs, civil penalties and an order requiring the defendants to address remaining contamination. Centex believes it has substantial defenses to Miami-Dade County’s claims, including waiver and release and statute of limitations defenses. Centex also believes insurance coverage may be available to cover defense costs and any potential damages. Centex does not believe that this lawsuit will have a material impact on the Company’s consolidated results of operations or financial position.

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

     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain lot option agreements at December 31, 2004. As a result, the Company recorded $430.2 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests. In addition, at December 31, 2004, the Company recorded $41.0 million of deposits related to these options as land held under option agreements not owned.

     At December 31, 2004, the Company had deposited, invested or secured with a letter of credit with third parties $155.7 million to ensure future availability of land for homebuilding. Deposits of $129.3 million (excluding the $41.0 million of deposits discussed above) are included in land held for development and sale. As of December 31, 2004, these lot option agreements had a total remaining purchase price of approximately $5.74 billion.

(K) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and nine months ended December 31, 2004 and 2003 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Net Earnings	$253,771	$198,670	$641,616	$527,589
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	6,028	4,742	11,816	7,913
Foreign Currency Translation Adjustments	21,381	16,426	17,264	29,705
Other	—	(127)	—	(121)

Comprehensive Income	$281,180	$219,711	$670,696	$565,086

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

Financial Services

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $160.3 million and $135.8 million for the three months and $479.8 million and $382.3 million for the nine months ended December 31, 2004 and 2003, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $2.0 million and $1.1 million for the three months and $4.7 million and $3.5 million for the nine months ended December 31, 2004 and 2003, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

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

	For the Three Months Ended December 31, 2004
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$2,368.4	$266.7	$445.5	$38.0	$3,118.6
Cost of Sales	(1,703.0)	(72.3)	(422.1)	(18.7)	(2,216.1)
Selling, General and Administrative Expenses	(344.8)	(148.4)	(17.0)	(41.8)	(552.0)
Earnings from Unconsolidated Entities	43.4	—	—	—	43.4

Earnings (Loss) from Continuing Operations Before Income Tax	$364.0	$46.0	$6.4	$(22.5)	$393.9

	For the Three Months Ended December 31, 2003
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$1,906.3	$238.2	$404.2	$21.2	$2,569.9
Cost of Sales	(1,410.9)	(57.7)	(385.9)	(6.7)	(1,861.2)
Selling, General and Administrative Expenses	(266.1)	(136.8)	(14.7)	(44.0)	(461.6)
Earnings from Unconsolidated Entities	31.3	—	—	0.5	31.8

Earnings (Loss) from Continuing Operations Before Income Tax	$260.6	$43.7	$3.6	$(29.0)	$278.9

	For the Nine Months Ended December 31, 2004
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$6,598.0	$817.9	$1,331.9	$121.8	$8,869.6
Cost of Sales	(4,801.9)	(202.4)	(1,267.7)	(67.2)	(6,339.2)
Selling, General and Administrative Expenses	(959.1)	(458.7)	(47.8)	(121.0)	(1,586.6)
Earnings from Unconsolidated Entities	54.5	—	—	—	54.5

Earnings (Loss) from Continuing Operations Before Income Tax	$891.5	$156.8	$16.4	$(66.4)	$998.3

	For the Nine Months Ended December 31, 2003
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$5,119.9	$795.6	$1,166.6	$88.7	$7,170.8
Cost of Sales	(3,798.0)	(166.7)	(1,109.4)	(26.6)	(5,100.7)
Selling, General and Administrative Expenses	(732.6)	(443.1)	(44.5)	(147.7)	(1,367.9)
Earnings from Unconsolidated Entities	45.0	—	—	7.0	52.0

Earnings (Loss) from Continuing Operations Before Income Tax	$634.3	$185.8	$12.7	$(78.6)	$754.2

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Operating Loss from Home Services Operations	$(0.4)	$—	$(5.1)	$(2.4)
Operating Earnings from Investment Real Estate Operations	6.7	4.4	16.4	30.3
Corporate General and Administrative Expense	(23.1)	(29.9)	(61.7)	(71.0)
Interest Expense	(5.7)	(3.5)	(16.0)	(35.4)
Other	—	—	—	(0.1)

	$(22.5)	$(29.0)	$(66.4)	$(78.6)

(M) INCOME TAXES

     Income tax expense, excluding taxes related to discontinued operations, for the Company increased from $91.0 million to $140.1 million and the effective tax rate increased from approximately 33% to 36% for the three months ended December 31, 2003 and 2004, respectively. Income tax expense, excluding taxes related to cumulative effect of a change in accounting principle and discontinued operations, also increased from $245.1 million to $356.7 million and the effective tax rate increased from approximately 33% to 36% for the nine months ended December 31, 2003 and 2004, respectively. The increase in the effective tax rate is primarily the result of a reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2005 as compared to the prior year.

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

     At December 31, 2004, the Company has interest rate swap agreements that, in effect, fix the variable interest rates on (i) $25.0 million of its outstanding debt at 6.7% and expires in October 2005 and (ii) $96.3 (£50.0) million of its outstanding debt at 4.0% and expires in March 2006. During the three and nine months ended December 31, 2004, the hedges related to these derivatives were primarily effective and the ineffective portion was insignificant. Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments. Based on the balance in accumulated other comprehensive income at December 31, 2004 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately $229.5 thousand. As of December 31, 2004, the balance in accumulated other comprehensive income related to these derivatives was $22.7 thousand.

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. At December 31, 2004, Home Equity had $180.0 million of these interest rate swap agreements in place at a weighted-average interest rate of 3.9%. Changes in fair value of these derivatives are deferred in accumulated other comprehensive income (loss) and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. At December 31, 2004, Home Equity was hedging $2.44 billion of its outstanding debt with these interest rate swaps at a weighted-average interest rate of 2.4%. These swaps expire at varying times through January 2008. Based on the balance in accumulated other comprehensive income at December 31, 2004 related to interest rate hedging activities, the Company estimates decreases in interest incurred over the next 12 months to be approximately $10.7 million. During the three and nine months ended December 31, 2004, the hedges related to substantially all of Home Equity’s interest rate swaps were effective and the ineffective portion was insignificant. As of December 31, 2004, the balance in accumulated other comprehensive income related to Home Equity’s derivatives was $8.9 million.

     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company, LLC and its related companies agree to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC and its related companies execute mandatory forward trade commitments (i.e., “forward trade commitments”). CTX Mortgage Company, LLC and its related companies also execute forward trade commitments to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. As discussed in Note (G), “Indebtedness,” HSF-I is a variable interest entity that has been consolidated with Financial Services and the Company effective July 1, 2003, pursuant to FIN 46. In connection with the consolidation of HSF-I, CTX Mortgage Company, LLC and its related companies elected as of July 1, 2003 to utilize hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS No. 133”) for these forward trade commitments. These forward trade commitments have been designated as fair value hedges. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a loss of $5.7 million and $13.0 million for the three and nine months ended December 31, 2004, respectively. Forward trade commitments not designated as hedges are treated as derivative instruments, and their fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings. The net change in the estimated fair value of derivative positions not subject to hedge accounting resulted in a gain of approximately $772 thousand and $438 thousand for the three and nine months ended December 31, 2004.

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

     At December 31, 2003, Home Building had $4.9 million deposited with the Partnership as option deposits for the purchase of land. Home Building entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the three and nine months ended December 31, 2003, Home Building paid $0.5 million and $1.6 million, respectively, to the Partnership in fees and reimbursements pursuant to these agreements. During the three and nine months ended December 31, 2003, Home Building paid $5.4 million and $19.0 million, respectively, for the purchase of residential lots.

     Construction Services executed a $9.7 million contract with the Partnership for the construction of an office building. This contract was outstanding as of December 31, 2003 and completed prior to March 31, 2004. During the three and nine months ended December 31, 2003, the Partnership paid $3.1 million and $3.6 million, respectively, to Construction Services pursuant to this contract.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” (“SFAS 123R”). Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and is effective for interim or annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending March 31, 2006. The Company is in the process of assessing the impact, if any, the new deduction will have on its financial statements.

(Q) OFF-BALANCE SHEET OBLIGATIONS

     The Company enters into various off-balance sheet transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (I), “Commitments and Contingencies.”

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

     For the three and nine months ended December 31, 2003, discontinued operations had revenues of $81.5 million and $422.9 million, respectively, and operating earnings of $8.8 million and $61.6 million, respectively.

(S) SUBSEQUENT EVENTS

     On February 1, 2005, Centex Corporation issued at par $170.0 million of unsecured medium-term notes maturing in fiscal year 2008. The notes bear interest at a floating rate, which was initially set at 3.0%.

     On January 27, 2005, Home Equity issued $925.0 million of Asset-Backed Certificates with scheduled maturities through fiscal year 2035.

(T) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the December 31, 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

Executive Summary

     We currently operate in three principal business segments: Home Building, Financial Services and Construction Services. The following charts summarize certain key line items of our results of operations by business segment for the three months ended December 31, 2004 and 2003 (dollars in millions):

Revenues

Earnings (Loss) from Continuing Operations Before
Income Taxes and Cumulative Effect of a
Change in Accounting Principle

*	Other consists of the financial results of our investment real estate operations, home services operations, corporate general and administrative expense and interest expense.

     Revenues for the three months ended December 31, 2004 increased 21.4% to $3.12 billion as compared to the three months ended December 31, 2003. In addition, earnings from continuing operations before income taxes for the three months ended December 31, 2004 increased 41.2% to $394 million as compared to the same period in the prior year.

     The growth in revenues and operating earnings is primarily attributable to the growth and improvement in operating margin of our Home Building segment. The growth in Home Building’s operating earnings was complemented by improvements in operating earnings from our other segments.

     The following charts summarize certain key line items of our results of operations by business segment for the nine months ended December 31, 2004 and 2003 (dollars in millions):

Revenues

Earnings (Loss) from Continuing Operations
Before Income Taxes and Cumulative Effect of a
Change in Accounting Principle

*	Other consists of the financial results of our investment real estate operations, home services operations, corporate general and administrative expense and interest expense.

     Revenues for the nine months ended December 31, 2004 increased 23.7% to $8.87 billion as compared to the nine months ended December 31, 2003. In addition, earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle for the nine months ended December 31, 2004 increased 32.4% to $998 million as compared to the same period in the prior year.

     The growth in revenues and operating earnings is primarily attributable to the growth and improvement in operating margin of our Home Building segment. Home Building’s operating earnings growth was partially offset by a decline in operating earnings of our Financial Services segment.

     Home Building’s growth strategy is focused primarily on growth in neighborhoods open for sale, increases in closings per neighborhood, increases in average unit selling prices, and continued improvements in operating margins. Home Building’s domestic operations have increased average neighborhood count, closings per average neighborhood, average unit selling prices and operating margins as compared to the same period in the prior year. For more specific information on the operating results of our Home Building segment, refer to the Home Building segment information below.

     As of September 30, 2004, we had homebuilding operations in 43 of the 50 largest housing markets in the United States (including markets where we conduct our Wayne Homes operations and our resort and second home operation, Centex Destination Properties, which differ in certain respects from our general homebuilding operations). We are focused primarily on further penetration in our existing markets; however, we will continue to be opportunistic with respect to specific geographic or market segment expansion.

     The overall demand for housing in the United States remains favorable, and is driven in the long-term by population growth, demographics, immigration, household formations and changes in home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. The highly fragmented homebuilding industry in the United States is in the early stages of consolidation. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. As of 2003, the 10 largest homebuilders were producing approximately 15.1% of the nation’s new housing stock. We believe industry consolidation will continue to be an important trend over the next decade or more as large homebuilders seek to capitalize on the benefits of size, such as capital strength, more efficient operations and technological advantages.

     Financial Services’ operating results for the three and nine months ended December 31, 2004 have been negatively impacted by decreased loan refinancing activity, increases in interest rates and, for our prime mortgage lending operations, an increase in the origination of less profitable adjustable rate mortgages. CTX Mortgage Company, LLC’s refinancing activity accounted for 21% of its originations for both the three and nine months ended December 31, 2004 as compared to 23% and 42% for the same periods last year. Refinancing activity has declined due to an extended period of relatively low mortgage loan rates, which has reduced the supply of loans likely to be refinanced. Our Financial Services segment will continue to focus on serving the customers of our Home Building segment. For the three and nine months ended December 31, 2004, our prime mortgage business financed approximately 73% and 72% of our Home Building non-cash unit closings versus 74% for the same periods last year. In addition, the Financial Services growth model includes plans to increase the number of loan officers originating prime retail loans and to improve their productivity. Our prime mortgage lending business is primarily a fee-based business with low capital requirements. Our Financial Services segment also includes our sub-prime home equity lending operations, which is primarily a portfolio-based model that has produced more predictable earnings than our prime mortgage lending operations. Our sub-prime home equity loans are obtained through our organically grown origination channels using centrally controlled product, pricing and underwriting.

     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above currently prevailing low levels could affect demand for housing, at least in the short term, and could reduce the ability or willingness of prospective homebuyers to finance home purchases and/or it could further curtail mortgage refinance activity. Although we expect that we would make adjustments in our operations in an effort to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     Our Construction Services segment revenues and operating earnings for the three and nine months ended December 31, 2004 has improved as compared to the same periods last year due to our focus on increasing market share and improving project margins. Strategically, we will continue to focus on our core geographic and selected industry segments to continue growth in revenues and operating earnings.

     In fiscal year 2004, we consummated the tax-free spin-offs to our stockholders of substantially all of our manufactured housing operations on June 30, 2003 and our entire ownership interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc., a former majority-owned subsidiary, on January 30, 2004. Manufactured housing and Centex Construction Products, Inc. are reported as discontinued operations in our consolidated financial statements.

HOME BUILDING

     Home Building’s operations consist of our domestic and international operations. Home Building’s domestic operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots). Our international homebuilding operations involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom.

     The following summarizes the results of our Home Building operations for the three and nine months ended December 31, 2004 and 2003 (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues — Housing	$2,300.8	25.6%	$1,832.4	28.0%
Revenues — Land Sales and Other	67.6	(8.5%)	73.9	190.9%
Cost of Sales — Housing	(1,646.7)	22.8%	(1,340.9)	24.7%
Cost of Sales — Land Sales and Other	(56.3)	(19.6%)	(70.0)	183.4%
Selling, General and Administrative Expenses	(344.8)	29.6%	(266.1)	26.9%
Earnings from Unconsolidated Entities	43.4	38.7%	31.3	80.9%

Operating Earnings	$364.0	39.7%	$260.6	58.2%

Operating Earnings as a Percentage of Revenues	15.4%	NM	13.7%	NM

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues — Housing	$6,419.9	28.5%	$4,997.6	32.8%
Revenues — Land Sales and Other	178.1	45.6%	122.3	48.4%
Cost of Sales — Housing	(4,640.4)	26.3%	(3,672.8)	30.5%
Cost of Sales — Land Sales and Other	(161.5)	29.0%	(125.2)	81.7%
Selling, General and Administrative Expenses	(959.1)	30.9%	(732.6)	25.1%
Earnings from Unconsolidated Entities	54.5	21.1%	45.0	119.5%

Operating Earnings	$891.5	40.5%	$634.3	60.4%

Operating Earnings as a Percentage of Revenues	13.5%	NM	12.4%	NM

     Home Building’s results are derived from its domestic and international operations as described below.

Domestic

     The following summarizes the results of our Home Building domestic operations for the three and nine months ended December 31, 2004 and 2003:

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Units Closed	8,047	7.8%	7,468	14.7%
Average Unit Sales Price	$269,972	10.0%	$245,370	11.6%
Operating Earnings Per Unit	$43,143	28.8%	$33,505	37.1%
Average Operating Neighborhoods	598	6.8%	560	6.1%
Closings Per Average Neighborhood	13.5	1.5%	13.3	8.1%

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Units Closed	23,261	12.2%	20,723	19.8%
Average Unit Sales Price	$262,150	8.7%	$241,162	10.8%
Operating Earnings Per Unit	$36,711	24.2%	$29,564	32.5%
Average Operating Neighborhoods	581	4.1%	558	10.1%
Closings Per Average Neighborhood	40.0	7.8%	37.1	8.8%

	As of December 31,
	2004		2003
		% Change		% Change
Backlog Units	17,501	18.5%	14,775	17.9%

Lots Owned	93,919	30.8%	71,793	31.2%
Lots Controlled	164,002	62.6%	100,872	52.6%

Total Lots Owned and Controlled	257,921	49.4%	172,665	42.9%

     The financial performance of Home Building’s domestic operations is reflective of changes in the following performance indicators:

•	Growth in average neighborhoods

•	Growth in closings per average neighborhood

•	Increases in average unit sales price

•	Operating margin improvement

     The following summarizes changes in performance indicators for the three and nine months ended December 31, 2004 as compared to the prior year.

     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. For the three months ended December 31, 2004, we opened 95 new neighborhoods and closed out of 75 neighborhoods, driving our average operating neighborhoods to 598, a 6.8% increase over the prior year. For the nine months ended December 31, 2004, we opened 247 neighborhoods and closed out of 198 neighborhoods, driving our average operating neighborhoods to 581, a 4.1% increase over the prior year.

     Higher sales rates continue to fuel our growth in closings per average neighborhood. Sales per average neighborhood were 13.1 and 43.6 for the three and nine months ended December 31, 2004, a 4.8% and 3.8% increase, respectively, over the same periods last year. These sales rate increases can be attributed to our continued focus on market research, enhanced sales and marketing activities and activity-based sales management. Sales orders were particularly strong in the midwest and southeast regions, which achieved increases of 22% and 17%, respectively, for the three months ended December 31, 2004 as compared to the prior year. For all regions, sales orders totaled 7,821 units and 25,348 units for the three and nine months ended December 31, 2004, respectively, an increase of 11.7% and 8.1% versus the same periods in the prior year. Home closing volume also increased 7.8% to 8,047 homes and 12.2% to 23,261 homes for the three and nine months ended December 31, 2004, respectively, as compared to the same periods in the prior year.

     Current housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For the three months ended December 31, 2004, average selling prices were up 10.0% to $269,972 as compared to the same period last year. The increase is primarily due to strong performances in the southeast and west coast regions, and a greater mix of homes closed in the west coast region where average selling prices were $477,103. For the nine months ended December 31, 2004, average selling prices were $262,150, up 8.7% over the prior year. The west coast region continues to experience the largest increase as average prices rose to $459,256, a $60,631 increase over the prior year.

     Operating margins (consisting of operating earnings as a percentage of revenues), as compared to the prior year, for Home Building’s domestic operations improved to 15.5% from 13.1% and to 13.6% from 12.0% for the three and nine months ended December 31, 2004, respectively. Increased unit volume, increases in average unit selling price, continued focus on lowering direct construction costs, improved margin on land sales, and earnings from joint ventures resulted in margin improvement throughout the Home Building segment. National and regional purchasing programs and local cost reduction and efficiency efforts have helped offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources, and during the past twelve months have been able to deal effectively with the challenges we have experienced relating to the supply or availability of materials, services and land.

     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while improving margins.

     During the three and nine months ended December 31, 2004, we continued to increase our land position to facilitate our short and longer term growth initiatives. Based on our current closing projections, our land position that is currently owned or controlled under option agreements at December 31, 2004 would produce approximately 100% of our projected closings for fiscal year 2005, 96% of our projected closings for fiscal year 2006, and 73% of our projected closings for fiscal year 2007.

International

     In February 2004, we acquired the Partnership through merger transactions. Prior to the merger, we accounted for our investment in the Partnership on the equity method of accounting. Subsequent to the merger, international homebuilding operations of the Partnership have been consolidated with the Home Building segment. Prior period earnings related to the international homebuilding operations of the Partnership, previously reflected in our investment real estate operations, have been reclassified to the Home Building segment to conform to the presentation subsequent to the merger. The following summarizes the results of Home Building’s international operations for the three and nine months ended December 31, 2004 (dollars in millions):

	For the Period Ended December 31, 2004
	Three Months	Nine Months

Revenues	$129.0	$327.9
Operating Earnings	$16.9	$37.6

Units Closed	410	1,067

     Earnings from unconsolidated entities related to the international homebuilding operations of the Partnership were $10.4 million and $21.6 million for the three and nine months ended December 31, 2003, respectively. Earnings from unconsolidated entities are not comparative to operating earnings as operating earnings exclude interest expense and taxes.

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

     The following summarizes the results of our Financial Services operations for the three and nine months ended December 31, 2004 and 2003 (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$266.7	12.0%	$238.2	6.8%
Cost of Sales	(72.3)	25.3%	(57.7)	25.4%
Selling, General and Administrative Expenses	(148.4)	8.5%	(136.8)	7.8%

Operating Earnings	$46.0	5.3%	$43.7	(12.9%)

Interest Margin	$88.0	12.7%	$78.1	74.7%
Origination Volume	$4,432.2	13.9%	$3,891.1	(19.8%)
Number of Loans Originated	26,653	2.6%	25,980	(21.4%)
Number of Loan Applications	114,575	17.9%	97,199	9.4%

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$817.9	2.8%	$795.6	30.8%
Cost of Sales	(202.4)	21.4%	(166.7)	22.3%
Selling, General and Administrative Expenses	(458.7)	3.5%	(443.1)	22.7%

Operating Earnings	$156.8	(15.6%)	$185.8	67.2%

Interest Margin	$277.4	28.7%	$215.6	78.6%
Origination Volume	$13,723.5	(7.2%)	$14,786.1	25.6%
Number of Loans Originated	84,720	(13.6%)	98,091	18.8%
Number of Loan Applications	344,564	8.6%	317,213	34.1%

     Financial Services’ results are primarily derived from prime mortgage lending and sub-prime home equity lending operations as described below.

Prime Mortgage Lending

     The following summarizes the results of our prime mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the three and nine months ended December 31, 2004 and 2003 (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$101.3	(2.8%)	$104.2	(13.5%)
Cost of Sales	(8.3)	36.1%	(6.1)	281.3%
Selling, General and Administrative Expenses	(72.1)	1.3%	(71.2)	(11.8%)

Operating Earnings	$20.9	(22.3%)	$26.9	(29.6%)

Interest Margin	$11.1	(8.3%)	$12.1	764.3%

Average Interest Earning Assets	$1,302.8	(10.4%)	$1,453.9	673.8%
Average Yield	5.94%	NM	5.70%	NM
Average Interest Bearing Liabilities	$1,287.3	(4.2%)	$1,343.9	994.4%
Average Rate Paid	2.56%	NM	1.90%	NM

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$315.5	(23.6%)	$412.9	29.8%
Cost of Sales	(23.2)	34.1%	(17.3)	220.4%
Selling, General and Administrative Expenses	(217.6)	(15.2%)	(256.7)	8.8%

Operating Earnings	$74.7	(46.2%)	$138.9	81.1%

Interest Margin	$40.3	12.9%	$35.7	561.1%

Average Interest Earning Assets	$1,462.3	8.5%	$1,348.3	636.4%
Average Yield	5.79%	NM	5.65%	NM
Average Interest Bearing Liabilities	$1,421.0	12.9%	$1,258.9	921.8%
Average Rate Paid	2.15%	NM	1.84%	NM

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

     Our business strategy of selling prime loans a short time after origination reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and maturity of the prime mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, it was consolidated with our Financial Services segment. The consolidation of HSF-I resulted in an increase in our residential mortgage loans held for sale with a corresponding increase in our debt. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003 are reflected in our financial statements.

     The increase in interest margin for the nine months ended December 31, 2004 is the result of the inclusion of HSF-I interest margin for the full nine month period ended December 31, 2004, offset by the impact of decreased loan refinance activity. The nine months ended December 31, 2003 includes only six months of HSF-I interest margin.

     The following summarizes HSF-I’s interest margin for the three and nine months ended December 31, 2004 and 2003 (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change
Revenues — Interest Income	$14.7	8.1%	$13.6
Cost of Sales — Interest Expense	(6.2)	100.0%	(3.1)

Interest Margin	$8.5	(19.0%)	$10.5

	For the Nine Months Ended December 31,
	2004		2003
		% Change
Revenues — Interest Income	$43.4	11.6%	$38.9
Cost of Sales — Interest Expense	(15.3)	70.0%	(9.0)

Interest Margin	$28.1	(6.0%)	$29.9

     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, collectively, gain on sale of mortgage loans for the three and nine months ended December 31, 2004 and 2003 (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change
Loan Sales to Investors	$2,104.4	(40.7%)	$3,546.5
Gain on Sale of Mortgage Loans	$35.8	(17.5%)	$43.4

	For the Nine Months Ended December 31,
	2004		2003
		% Change
Loan Sales to Investors	$7,165.4	(45.4%)	$13,133.8
Gain on Sale of Mortgage Loans	$107.1	(46.4%)	$199.9

     The decreases in loan sales and gain on sale of mortgage loans are the result of a decrease in the volume of loans originated and sold to investors and an increase in the origination of less profitable adjustable rate mortgages (ARMs). ARMs as a percentage of total originations were 51% and 47% for the three and nine months ended December 31, 2004, as compared to 30% and 20% for the three and nine months ended December 31, 2003.

     In the normal course of its activities, CTX Mortgage Company, LLC and its related companies carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale and interest expense on debt used to fund the mortgage loans.

     The decrease in revenues for the three and nine months ended December 31, 2004 is the result of a decrease in the volume of loans originated and sold to investors and an increase in the origination of less profitable ARMs. The following table provides a comparative analysis of mortgage loan originations and applications for the three and nine months ended December 31, 2004 and 2003:

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Origination Volume (in millions)	$3,064.1	6.2%	$2,886.4	(30.4%)
Number of Loans Originated
Builder	5,463	6.3%	5,138	17.3%
Retail	9,897	(15.1%)	11,657	(43.4%)

	15,360	(8.5%)	16,795	(32.8%)

Number of Loan Applications
Builder	5,463	15.6%	4,727	(2.0%)
Retail	8,603	(3.9%)	8,954	(51.5%)

	14,066	2.8%	13,681	(41.3%)

Average Loan Size	$199,500	16.1%	$171,900	3.6%
Profit Per Loan	$1,365	(14.5%)	$1,597	4.4%

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Origination Volume (in millions)	$9,656.1	(18.7%)	$11,879.7	19.1%
Number of Loans Originated
Builder	15,688	9.7%	14,307	22.1%
Retail	35,400	(36.8%)	56,016	14.1%

	51,088	(27.4%)	70,323	15.7%

Number of Loan Applications
Builder	17,330	2.3%	16,939	19.3%
Retail	29,427	(41.7%)	50,457	3.1%

	46,757	(30.6%)	67,396	6.7%

Average Loan Size	$189,000	11.9%	$168,900	3.0%
Profit Per Loan	$1,463	(25.9%)	$1,974	56.4%

     The decrease in loan originations is primarily reflective of a significant decrease in refinancing activity, partially offset by an increase in the number of loans originated for Home Building’s customers reflective of an increase in Home Building’s closings. For the three and nine months ended December 31, 2004, CTX Mortgage Company, LLC originated 73% and 72%, respectively, of the non-cash unit closings of Home Building’s customers, versus 74% for the same periods last year. Profit per loan decreased due to an increase in the origination of less profitable ARMs, as well as a reduction in operating leverage resulting from a decrease in the volume of loan originations.

     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. For the three months ended December 31, 2004 and 2003, refinancing activity accounted for

21% and 23% of originations, respectively. Refinancing activity accounted for 21% and 42% of originations in the nine months ended December 31, 2004 and 2003, respectively. Refinancing activity has declined due to an extended period of relatively low mortgage loan rates, which has reduced the supply of loans likely to be refinanced. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or further curtail mortgage refinance activity. Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects of any increase in mortgage interest rates by adding loan officers, improving their productivity and reducing costs.

Sub-Prime Home Equity Lending

     The following summarizes the results of our Sub-Prime Home Equity Lending operations for the three and nine months ended December 31, 2004 and 2003 (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$165.4	23.4%	$134.0	30.6%
Cost of Sales	(64.0)	24.0%	(51.6)	16.2%
Selling, General and Administrative Expenses:
Operating Expenses	(55.5)	26.4%	(43.9)	21.9%
Loan Loss Provision	(20.8)	(4.1%)	(21.7)	112.7%

Operating Earnings	$25.1	49.4%	$16.8	40.0%

Interest Margin	$76.9	16.5%	$66.0	52.4%

Average Interest Earning Assets	$7,468.3	27.5%	$5,855.8	44.9%
Average Yield	7.55%	NM	8.02%	NM
Average Interest Bearing Liabilities	$7,703.8	26.1%	$6,109.6	45.2%
Average Rate Paid	3.32%	NM	3.37%	NM

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$502.4	31.3%	$382.7	31.8%
Cost of Sales	(179.2)	19.9%	(149.4)	14.1%
Selling, General and Administrative Expenses:
Operating Expenses	(169.2)	30.4%	(129.8)	28.1%
Loan Loss Provision	(71.9)	27.0%	(56.6)	138.8%

Operating Earnings	$82.1	75.1%	$46.9	36.3%

Interest Margin	$237.1	31.8%	$179.9	56.0%

Average Interest Earning Assets	$7,111.8	32.5%	$5,367.4	44.6%
Average Yield	7.81%	NM	8.18%	NM
Average Interest Bearing Liabilities	$7,347.0	31.3%	$5,596.9	44.8%
Average Rate Paid	3.25%	NM	3.56%	NM

     The revenues of Centex Home Equity Company, LLC, or Home Equity, increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment. This portfolio growth translated into more interest income, our largest component of revenue.

     Revenues also increased in the three and nine months ended December 31, 2004 as a result of whole loan sales by Home Equity to third parties. Home Equity recorded approximately $4.0 million and $31.4 million in net revenue and operating earnings related to the whole loan sales for the three and nine months ended December 31, 2004, respectively.

     Operating expenses, for the three and nine months ended December 31, 2004, increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of employees led to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.

     The increase in the loan loss provision for the nine months ended December 31, 2004, occurred primarily because of the increase in residential mortgage loans held for investment. Also, as the portfolio continues to mature and grow, we expect the provision for losses, the loans charged off and the allowance for losses to continue to increase. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates-Valuation of Residential Mortgage Loans Held for Investment.” Changes in the allowance for losses are included in Note (E), “Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements.

     The increase in operating earnings for the three and nine months ended December 31, 2004, is primarily attributable to the increase in interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. Interest margin, for the three and nine months ended December 31, 2004, increased primarily as a result of an increase in the portfolio of mortgage loans held for investment. In the current year, interest margin as a percentage of revenues has decreased primarily as a result of an increasing interest rate environment, as well as increased competitive industry conditions. Whole loan sale transactions also contributed to the increase in operating earnings for the three and nine months ended December 31, 2004. Whole loan sales have the effect of increasing current revenue, but decreasing future interest margin.

     Average interest earning assets and liabilities for the three and nine months ended December 31, 2004, increased primarily due to an increase in the volume of loan originations and an increase in average loan size (see table below).

     The following table provides a comparative analysis of mortgage loan originations and applications for the three and nine months ended December 31, 2004 and 2003:

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Origination Volume (in millions)	$1,368.1	36.2%	$1,004.7	42.7%
Number of Loans Originated	11,293	23.0%	9,185	14.1%
Number of Loan Applications	100,509	20.3%	83,518	27.4%

Average Loan Size	$121,100	10.7%	$109,400	25.0%

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Origination Volume (in millions)	$4,067.4	39.9%	$2,906.4	61.2%
Number of Loans Originated	33,632	21.1%	27,768	27.5%
Number of Loan Applications	297,807	19.2%	249,817	44.1%

Average Loan Size	$120,900	15.5%	$104,700	26.4%

     The increase in origination volume for the three and nine months ended December 31, 2004, as compared to the prior year, was due to an increase in the average loan size and an increase in the overall sales force, which resulted in an increase in the number of loan applications received.

     The following summarizes the portfolio of mortgage loans serviced by Home Equity as of December 31, 2004 and 2003:

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	82,628	12.8%	73,232	29.4%
Serviced for Others	14,794	30.0%	11,376	(20.3%)

Total	97,422	15.1%	84,608	19.4%

Dollars in billions
Portfolio Accounting Method	$7.72	27.0%	$6.08	44.1%
Serviced for Others	1.16	73.1%	0.67	(21.2%)

Total	$8.88	31.6%	$6.75	33.1%

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

     Another component of Home Equity’s servicing portfolio includes securitizations accounted for as gain on sale in accordance with FASB SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” where from October 1997 through March 2000, an estimate of the entire gain resulting from the sale was included in earnings during the period in which the securitization transaction occurred. This is referred to as the gain on sale method and is included in the “Serviced for Others” category in the above table. Unlike the portfolio accounting method, our balance sheet does not reflect the mortgage loans receivable or the offsetting debt resulting from these securitizations. However, under the gain on sale method, Home Equity’s retained residual interest in, as well as the servicing rights to, the securitized loans are reflected on the balance sheet. We refer to the retained residual interest as the mortgage securitization residual interest, or MSRI. Home Equity carries MSRI at fair value on the balance sheet.

     The “Serviced for Others” category of Home Equity’s servicing portfolio also includes loans sold on a whole loan servicing-retained basis. Home Equity continues to service these loans, which resulted in a $2.1 million servicing asset recorded on a present value basis as of December 31, 2004. For the three and nine months ended December 31, 2004, Home Equity’s loan sales on a servicing-retained basis were nil and $620.3 million, respectively.

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

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three and nine months ended December 31, 2004 and 2003 (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$445.5	10.2%	$404.2	(1.7%)
Operating Earnings	$6.4	77.8%	$3.6	(61.7%)

New Contracts Executed	$895.2	59.6%	$560.8	347.9%

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Revenues	$1,331.9	14.2%	$1,166.6	0.3%
Operating Earnings	$16.4	29.1%	$12.7	(52.3%)

New Contracts Executed	$1,597.9	13.2%	$1,411.8	154.8%

	As of December 31,
	2004		2003
		% Change		% Change
Backlog of Uncompleted Contracts	$2,012.4	14.1%	$1,764.4	12.3%

     Revenues and operating earnings for the three and nine months ended December 31, 2004 increased as compared to the same periods in the prior year. Revenue increases are due to an increase in the number of active projects and an increase in average contract size. As of December 31, 2004, we had 239 active projects, which represents an 11.7% increase over the prior year. Construction Services’ operating earnings have increased as compared to the same periods in the prior year. The construction services industry continues to experience pricing pressure; however, industry conditions are improving. The increase in new contracts executed and backlog of uncompleted contracts was primarily due to the execution of contracts for military housing projects. Construction Services defines backlog as the uncompleted portion of all signed contracts.

     Construction Services has also been awarded work that is pending execution of a signed contract. At December 31, 2004 and 2003, such work, which is not included in backlog, was approximately $2.25 billion and $1.58 billion, respectively. There is no assurance that this awarded work will result in future revenues.

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

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months Ended December 31,
	2004		2003
		% Change		% Change
Operating Loss from Home Services Operations	$(0.4)	—%	$—	(100.0%)
Operating Earnings from Investment Real Estate Operations	6.7	52.3%	4.4	(69.7%)
Corporate General and Administrative Expense	(23.1)	(22.7%)	(29.9)	116.7%
Interest Expense	(5.7)	62.9%	(3.5)	(80.9%)

Operating Loss	$(22.5)	(22.4%)	$(29.0)	63.8%

	For the Nine Months Ended December 31,
	2004		2003
		% Change		% Change
Operating Loss from Home Services Operations	$(5.1)	112.5%	$(2.4)	(4.0%)
Operating Earnings from Investment Real Estate Operations	16.4	(45.9%)	30.3	51.5%
Corporate General and Administrative Expense	(61.7)	(13.1%)	(71.0)	74.0%
Interest Expense	(16.0)	(54.8%)	(35.4)	(21.5%)
Other	—	(100.0%)	(0.1)	(90.0%)

Operating Loss	$(66.4)	(15.5%)	$(78.6)	13.3%

     The increase in our home services division’s operating loss in the three and nine months ended December 31, 2004 is primarily due to an increase in marketing expenses resulting from expansion and growth of our home services operations in the homebuilder customer market coupled with incremental commissions paid on new sales growth. The fluctuations in our investment real estate division’s operating earnings were primarily related to the timing of property sales.

     Interest costs for the three months ended December 31, 2004 and 2003, respectively, include interest expense of $5.7 million and $3.5 million and previously capitalized interest included in Home Building’s costs and expenses of $32.0 million and $28.5 million. For the nine months ended December 31, 2004 and 2003, interest costs include interest expense of $16.0 million and $35.4 million, respectively, and previously capitalized interest included in Home Building’s costs and expenses of $92.5 million and $56.4 million, respectively. Total interest costs, excluding Financial Services’ interest expense, were $37.7 million and $31.9 million for the three months ended December 31, 2004 and 2003, respectively, and $108.5 million and $91.8 million for the nine months ended December 31, 2004 and 2003, respectively. See Note (B), “Statements of Consolidated Cash Flows — Supplemental Disclosures,” of the Notes to Consolidated Financial Statements for further information on interest costs. The increase in total interest costs is primarily related to an increase in average debt outstanding for the three and nine months ended December 31, 2004 as compared to the prior year.

     Our effective tax rate related to continuing operations increased to approximately 36% from 33% and to approximately 36% from 33% in the three and nine month periods ended December 31, 2004 and 2003, respectively, due to the reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2005 as compared to the prior year.

DISCONTINUED OPERATIONS

     In June 2003, we spun off tax-free to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off to our stockholders our entire equity interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc. As a result of the spin-offs, the earnings from these operations for all periods prior to the spin-offs have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the December 31, 2004 presentation.

     For the three and nine months ended December 31, 2003, discontinued operations had revenues of $81.5 million and $422.9 million, respectively, and operating earnings of $8.8 million and $61.6 million, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by the operating, investing and financing activities for the nine months ended December 31, 2004 and 2003 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Nine Months Ended December 31,
	2004	2003
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(1,010,403)	$(671,827)
Investing Activities	39,782	20,901
Financing Activities	846,191	249,752
Effect of Exchange Rate on Cash	977	—

	(123,453)	(401,174)

Financial Services
Operating Activities	197,527	1,211,559
Investing Activities	(1,304,192)	(1,487,219)
Financing Activities	1,101,582	272,858

	(5,083)	(2,802)

Centex Corporation and Subsidiaries
Operating Activities	(833,874)	477,173
Investing Activities	(1,282,412)	(1,468,759)
Financing Activities	1,986,773	587,610
Effect of Exchange Rate on Cash	977	—

Net Decrease in Cash	$(128,536)	$(403,976)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the nine months ended December 31, 2004, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.

     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. Effective July 1, 2003, Financial Services consolidated $2.48 billion of HSF-I’s residential mortgage loans held for sale. The initial consolidation of HSF-I was not reflected in the Statements of Consolidated Cash Flows, as it was a non-cash transaction. As these mortgage loans were sold in the secondary market, an inflow of cash from operating activities occurred. During the nine months ended December 31, 2004, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Our existing credit facilities and available capacity as of December 31, 2004 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	300,000	84,765	(2)

	1,100,000	884,765	(3)

International Homebuilding
Multi-Bank Secured Revolving Credit Facility	192,660	17,339
Secured Bonding Facility	19,266	17,339
Unsecured Line of Credit	38,532	38,532

	250,458	73,210	(4)

Financial Services
Secured Credit Facilities	525,000	345,726	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,625,920
Harwood Street Funding II, LLC Facility	2,500,000	415,630

	6,025,000	2,387,276	(6)

	$7,375,458	$3,345,251	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for commercial paper borrowings. As of December 31, 2004, there were no borrowings under this backup facility, and our $700 million commercial paper program had $110 million outstanding. We have not borrowed under this revolving credit facility since its inception.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit under this facility may expire no later than July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £100 million secured, committed, multi-bank revolving credit facility and a £10 million secured, uncommitted bonding facility. These facilities are not guaranteed by, nor is there recourse to, Centex Corporation. The international homebuilding operations also maintain a £20 million unsecured, uncommitted line of credit guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. Home Equity also maintains a $10 million secured, committed mortgage warehouse facility to finance mortgages.

(6)	The amount of available capacity consists of $3,289.4 million of committed capacity and $55.9 million of uncommitted capacity as of December 31, 2004. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them for a period of 45 to 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of December 31, 2004, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, (2) term notes rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.

     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $2.5 billion. HSF-II obtains funds by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of December 31, 2004, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2004, we were in compliance with all covenants.

     As of December 31, 2004, our short-term debt was $3.61 billion, most of which was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.

     Our outstanding debt (in thousands) as of December 31, 2004 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$122,074
Senior Debt:
Medium-term Note Programs, weighted-average 5.48%, due through 2007	228,000
Senior Notes, weighted-average 6.32%, due through 2015	2,458,493
Other Indebtedness, weighted-average 5.77%, due through 2015	219,268
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,818
Subordinated Debentures, 7.38%, due in 2006	99,980

3,227,633

Financial Services
Short-term Debt:
Short-term Notes Payable	179,274
Harwood Street Funding I, LLC Term Notes	250,000
Harwood Street Funding I and II, LLC Secured Liquidity Notes	3,054,170
Home Equity Asset-Backed Certificates, weighted-average 3.85%, due through 2035	5,805,578
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 4.40%, due through 2010	60,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average 4.55%, due through 2009	93,750

9,442,772

Total	$12,670,405

     During the nine months ended December 31, 2004, the principal amount of the Company’s outstanding long-term debt increased $449.0 million resulting from: (1) Centex issuance of $350.0 million of unsecured senior notes due in fiscal year 2015, (2) Centex issuance of $300.0 million of unsecured senior notes maturing in fiscal year 2011, (3) an increase in Centex other indebtedness of $67.1 million primarily relating to our international homebuilding operations, (4) Centex repayment of $30.0 million of medium-term notes, (5) Home Equity issuance of $1,807.8 million and retirement of $1,967.1 million of asset-backed certificates and (6) HSF-I issuance of $60.0 million of subordinated certificates due through fiscal year 2010 and the payment in full of $139.0 million of subordinated certificates.

     On February 1, 2005, Centex Corporation issued at par $170.0 million of unsecured medium-term notes maturing in fiscal year 2008. The notes bear interest at a floating rate, which was initially set at 3.0%

     On January 27, 2005, Home Equity issued $925.0 million of Assets-Backed Certificates with schedule maturities through fiscal year 2035.

CERTAIN OFF-BALANCE SHEET OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority equity interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures was $169.3 million and $140.1 million at December 31, 2004 and March 31, 2004, respectively. These joint ventures had total outstanding secured construction debt of approximately $423.5 million and $202.2 million at December 31, 2004 and March 31, 2004, respectively. We are liable, on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. Our maximum potential liability with respect to the debt of the recourse joint ventures, based on our ownership percentage of the recourse joint ventures, is approximately $150.7 million and $73.2 million at December 31, 2004 and March 31, 2004, respectively. For certain of the joint ventures, we have also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project.

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

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in the nine months ended December 31, 2004.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the future cash flows. We had no impairment of goodwill in the nine months ended December 31, 2004.

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

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at December 31, 2004 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” (“SFAS 123R”). Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and is effective for interim or annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending March 31, 2006. The Company is in the process of assessing the impact, if any, the new deduction will have on its financial statements.

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

     In addition to the specific risks and uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our business, operations, financial condition or results of operations:

•	Our Home Building operations are sensitive to changes in general economic conditions, including levels of employment and job formation, consumer confidence and income, availability of financing, interest rate levels and changes in economic conditions in the local markets in which we operate.

•	Our Home Building operations depend to a significant extent upon our being able to acquire land that is suitable for residential development at acceptable prices and in locations that are desirable to us. Any increases in the cost or reductions in the supply of suitable land for development could affect the revenues or operating earnings of our Home Building operations.

•	Our Home Building operations may be adversely affected by increases in interest rates. The majority of our home buyers finance their purchases of homes. In general, housing demand is likely to be adversely affected by significant increases in interest rates. If mortgage interest rates increase significantly and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be adversely affected.

•	Our Home Building and Construction Services operations could be adversely affected by fluctuating lumber prices and supply, as well as shortages of other materials or trades personnel, including insulation, drywall, concrete, carpenters, electricians and plumbers. In addition, both our Home Building and Construction Services operations are subject to risks and uncertainties involving the cost and availability of labor and labor disputes. These factors could cause delays in construction that could have an adverse effect upon our Home Building and Construction Services operations.

•	Our Home Building and Construction Services operations are subject to warranty and other claims related to construction defects and other construction-related issues, including compliance with building codes. Although these claims and issues have not materially affected our results of operations in the period covered by this Report, there can be no assurance that this will continue to be the case in future periods.

•	The value of our investment in international homebuilding is affected by fluctuations in the value of the United States dollar as compared to the British pound sterling, and can also be affected by economic factors concerning the homebuilding market in the United Kingdom.

•	Our Home Building operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the general demand for housing in national and regional markets and new construction and the resale market for existing homes.

•	Although national demand for commercial construction is relatively stable, individual markets experience greater cyclicality and can be sensitive to overall capital spending trends in the economy, changes in federal and state appropriations for construction projects, financing and capital availability for commercial real estate and competitive pressures on the availability and pricing of construction projects. These factors can result in a reduction in the supply of suitable projects, increased competition and reduced margins on construction contracts.

•	Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; adverse weather conditions; cancellations of, or changes in the scope to, existing contracts; the ability to meet performance or schedule guarantees and cost overruns.

•	An increase in interest rates could have an adverse effect on our Financial Services operations. The operations of CTX Mortgage Company, LLC are influenced by borrowers’ perceptions of and reactions to interest rates. Any significant increase in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations.

•	Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. Although the amount of this allowance reflects our judgment as to our present loss exposure on these loans, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, and contractors in each of the markets in which we operate. Any increase in competition has the potential to reduce the number of homes we sell, or to compel us to accept reduced profit margins in order to maintain sales volume.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, the sale of homes and real estate, protecting the environment and health and employment practices. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and other changes in regulation or policy.

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

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On November 23, 2004, Miami-Dade County, Florida filed suit against Centex-Rooney Construction Co., a wholly-owned subsidiary of Centex Corporation; John J. Kirlin, Inc.; and M. C. Harry and Associates, Inc., in the County’s Circuit Court of the Eleventh Judicial Circuit. Miami-Dade County alleges that, in the course of performing or managing construction work on Concourse F at the Miami International Airport, the defendants caused a jet fuel line rupture on or about July 30, 1987, which resulted in the contamination of soil, groundwater and surface water in and around airport Concourse F. Miami-Dade County seeks damages of approximately $8.0 million for its costs incurred to date and for expected future costs, civil penalties and an order requiring the defendants to address remaining contamination. Centex believes it has substantial defenses to Miami-Dade County’s claims, including waiver and release and statute of limitations defenses. Centex also believes insurance coverage may be available to cover defense costs and any potential damages. Centex does not believe that this lawsuit will have a material impact on the Company’s consolidated results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table details our common stock repurchases for the three months ended December 31, 2004:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased	Paid Per Share	Announced Plan	the Plan
Period			5,625,600	2,724,000
October 1-31	No shares repurchased		—	—
November 1-30	1,975	55.06	—	—
December 1-31	11,019	55.61	—	—

At December 31, 2004	12,994	55.53	5,625,600	2,724,000

     On February 17, 2004, the Board of Directors increased our open market share repurchase authorization of common stock to 4,000,000 shares adjusted for our March 2004 two-for-one stock split. The total number of shares purchased in the third column of the above table represents shares of common stock repurchased pursuant to Board of Directors authorizations including the February 17, 2004 authorization and all prior authorizations. Purchases are made from time-to-time in the open market. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

     The 12,994 shares repurchased for the quarter ended December 31, 2004, represent the delivery by employees or directors of previously issued shares to the Company to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options. These transactions have been approved by the Board of Directors; however, these transactions are not considered repurchases pursuant to the Company’s open market stock repurchase program.

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

CENTEX CORPORATION

Registrant

February 2, 2005	/s/ Leldon E. Echols

Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)

February 2, 2005	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)