Form 10-K
period 2005-03-31
CENTEX CORP
filed 2005-05-27
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2005

Commission File No. 1-6776

CENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)

2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive office, including zip code)
(214) 981-5000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each
exchange on which
Title of each class	registered

Common Stock	New York Stock Exchange
($.25 par value)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓    No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [✓]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ✓  No      .

     On September 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Centex Corporation common stock held by non-affiliates of the registrant was $6.26 billion based upon the last sale price reported for such date on the New York Stock Exchange. Solely for purposes of determining this amount, Centex Corporation will treat as an affiliate (i) any director or executive officer of Centex Corporation or (ii) any person who beneficially owns more than 10% of the outstanding common stock of Centex Corporation as reflected in a Schedule 13D filed with the Securities and Exchange Commission, unless such person indicates in such filing that it holds such shares solely for investment and not with a view to exercising control over the business or affairs of Centex Corporation. As of May 19, 2005, 127,925,707 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Part III of this Report:

(a) Proxy statement for the annual meeting of stockholders of Centex Corporation to be held on July 14, 2005.

FORM 10-K

PART I

ITEM 1. BUSINESS

General Development of Business

     Centex Corporation is a Nevada corporation. Our common stock, par value $.25 per share, began trading publicly in 1969. Our common stock is traded on the New York Stock Exchange, or the NYSE. As of May 19, 2005, 127,925,707 shares of our common stock were outstanding. Any reference herein to we, us, our or the Company includes Centex Corporation and its subsidiary companies.

     Since our founding in 1950 as a Dallas, Texas-based residential construction company, we have evolved into a company whose principal operations are focused on residential and commercial construction and related activities, including mortgage financing. As of March 31, 2005, our subsidiary companies operated in three principal business segments: Home Building, Financial Services and Construction Services. We provide a brief overview of each segment below, with a more detailed discussion of each segment later in this section.

     Home Building’s domestic operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots. We have participated in the conventional homebuilding business since 1950. We believe that the Company currently ranks as the 4th largest homebuilder in the United States, based upon publicly reported homebuilding revenues for the most recent twelve-month period for which financial information is available. Our international homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom.

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing, and other related services for homes sold by the Company’s subsidiaries and others. We have been in the mortgage lending business since 1973.

     Construction Services’ operations involve the construction of buildings for both private and government interests, including educational institutions, hospitals, multi-unit residential, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. We entered the Construction Services business in 1966 by acquiring a Dallas-based contractor that had been in business since 1936. We also acquired significant construction companies in 1978, 1982, 1987 and 1990.

     Prior to February 2004, our common stock traded in tandem with certain equity securities of 3333 Holding Corporation, or Holding, and Centex Development Company, L.P., or the Partnership, which were separate entities not consolidated in our financial statements. In February 2004, we completed a series of transactions through which we acquired Holding and the Partnership. These transactions terminated the tandem trading relationship between our common stock and the securities of these entities.

Financial Information about Industry Segments

     Note (K), “Business Segments,” of the Notes to Consolidated Financial Statements of this Report contains additional information about our business segments and information on revenues received from external customers located in the United States and the United Kingdom for fiscal 2005, 2004 and 2003.

Narrative Description of Business

HOME BUILDING

Domestic

     Our conventional homebuilding subsidiary, Centex Homes, purchases and develops land or lots and constructs and sells detached and attached single-family homes (including resort and second home properties and lots) and land or lots. Centex Homes is the only company to rank among the nation’s top 10 homebuilders for each of the past 35 years according to Professional Builder magazine. Home Building sells to both first-time and move-up buyers, as well as active adult and second home buyers. In fiscal 2005, 79% of the homes closed were single-family detached homes, which includes homes from our resort and second home and on-your-lot operations.

Markets

     Home Building follows a strategy of reducing exposure to local market volatility by diversifying operations across geographically and economically diverse markets. As of March 31, 2005, Home Building was building in 92 market areas, including Washington, D.C., and in 26 states. Each market is listed below by geographic areas.

Region	States	Markets	States and Markets (continued)

Mid-Atlantic	Maryland	Bethesda/Frederick/Gaithersburg	Pennsylvania	Johnstown
		Washington, D.C./Arlington/Alexandria		Pittsburgh
	New Jersey	Edison	South Carolina	Charleston/N. Charleston
		Newark/Union		Myrtle Beach/Conway/N. Myrtle Beach
		Trenton/Ewing	Virginia	Charlottesville
	North Carolina	Charlotte/Gastonia/Concord		Richmond
		Durham		Virginia Beach/Norfolk/Newport News
Greensboro/High Point
Raleigh/Cary
Wilmington
Winston-Salem

Southeast	Florida	Cape Coral/Ft. Myers	Georgia	Atlanta/Sandy Springs/Marietta
		Ft. Lauderdale/Pompano Beach/Deerfield Beach	South Carolina	Columbia Greenville
		Jacksonville	Tennessee	Nashville/Davidson/Murfreesboro
Lakeland
Naples/Marco Island
Orlando
Port St. Lucie/Ft. Pierce
Punta Gorda
Sarasota/Bradenton/Venice
Tampa/St. Petersburg/Clearwater
West Palm Beach/Boca Raton/Boynton Beach

Midwest	Colorado	Boulder	Missouri	St. Louis
		Denver/Aurora	Ohio	Akron
		Ft. Collins/Loveland		Canton/Massillon
		Greeley		Cincinnati/Middletown
	Indiana	Indianapolis		Cleveland/Elyria/Mentor
		Ft. Wayne		Columbus
	Illinois	Chicago/Naperville/Joliet		Dayton
		Lake County/Kenosha County		Mansfield
	Kentucky	Louisville		Monroe
	Michigan	Ann Arbor		Sandusky
		Detroit/Livonia/Dearborn		Springfield
		Flint		Toledo
		Warren/Farmington Hills/Troy		Youngstown/Warren/Boardman
	Minnesota	Minneapolis/St. Paul/Bloomington	Utah	Salt Lake City
Rochester

Southwest	Arizona	Phoenix/Mesa	Texas	Austin/Round Rock
		Prescott		Dallas/Plano/Irving
	Nevada	Las Vegas/Paradise		Ft. Worth/Arlington
	New Mexico	Albuquerque		Houston/Baytown/Sugar Land
		Santa Fe		Killeen/Temple/Ft. Hood San Antonio

West Coast	California	Bakersfield	Hawaii	Honolulu
		Fresno	Nevada	Reno/Sparks
		Hanford/Corcoran	Oregon	Portland/Vancouver/Beaverton
		Los Angeles/Long Beach/Glendale	Washington	Seattle/Bellevue/Everett
		Oakland/Fremont/Hayward		Tacoma
Oxnard/Thousand Oaks/Ventura
Riverside/San Bernardino/Ontario
Sacramento/Arden/Arcade/Roseville
San Diego/Carlsbad/San Marcos
San Francisco/San Mateo/Redwood City
San Jose/Sunnyvale/Santa Clara
San Luis Obispo/Paso Robles
Santa Ana/Anaheim/Irvine
Visalia/Porterville

     In fiscal 2005, Home Building closed 33,387 homes, including first-time, move-up and, in some markets, custom homes, generally ranging in price from $68.4 thousand to $1.6 million. The average sales price in fiscal 2005 was $269,780.

     Our practice has been to acquire land, build homes on the land and sell the homes within 24 to 36 months from the date of land acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. We control a substantial amount of our land, including lots and land to be developed into lots, through option agreements that we can exercise over specified time periods or, in certain cases, as the land or lots are needed. At March 31, 2005, Home Building owned approximately 96,945 lots and had options to purchase approximately 168,350 lots. In addition, Home Building enters into joint ventures with other builders and developers for land acquisition, development and other activities. For additional discussion of our participation in joint ventures and lot option agreements, see Notes (H), “Commitments and Contingencies,” and (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements of this Report.

     Our growth strategy for Home Building has been focused primarily on organic growth opportunities through land acquisition and development in existing business units and markets. To a lesser extent, we have also grown the business through the acquisition of other homebuilding companies. Over the last five fiscal years, we have acquired the homebuilding operations of the following companies:

Company	Date Acquired	Description

Real Homes	September 1999	Single-family homes for the first-time and move-up buyer in the Las Vegas, Nevada area.

Selective Group	March 2001	Single-family homes for the first-time and move-up buyer in the Detroit, Michigan area.

CityHomes	March 2001	Urban townhomes and condominiums in the Dallas, Texas area.

Jones Company	January 2003	Single-family homes for the first-time and move-up buyer in the St. Louis, Missouri and Indianapolis, Indiana areas.

     In addition, in July 1999, we acquired land and other operating assets for the construction of single-family homes, townhomes and duplexes from Sundance Homes, a suburban Chicago homebuilder. Sundance Homes retained its name and continues to operate in other markets in which we do not compete.

     Home Building sells its homes under a variety of brand names including several of the acquired company names listed above. Fox & Jacobs, one of our brand names, primarily markets to first-time buyers. Centex Homes primarily markets its homes to both first-time and move-up buyers. Wayne Homes markets primarily to rural lot owners for construction of a home on their lot. Centex Destination Properties markets to second home/resort home buyers.

     The table below summarizes by geographic area Home Building’s domestic home closings, sales (orders) backlog and sales (orders) for the five most recent fiscal years.

Closings (in units):

	For the Years Ended March 31,
	2005	2004	2003	2002	2001

Mid-Atlantic	5,823	5,201	4,501	3,877	3,395
Southeast	5,879	5,568	4,851	4,440	4,137
Midwest	6,712	5,801	4,695	3,688	3,296
Southwest	9,158	8,708	8,157	6,910	5,661
West Coast	5,815	5,080	4,223	4,045	4,170

	33,387	30,358	26,427	22,960	20,659

Average Sales Price (in 000’s)	$270	$242	$220	$214	$206

Sales (Orders) Backlog, at the end of the period (in units):

	As of March 31,
	2005	2004	2003	2002	2001

Mid-Atlantic	3,461	2,801	2,148	1,503	1,365
Southeast	5,006	3,707	2,713	2,315	1,936
Midwest	3,273	3,392	2,920	2,093	2,037
Southwest	3,688	2,869	2,258	2,361	2,546
West Coast	3,161	2,645	2,011	1,099	1,381

	18,589	15,414	12,050	9,371	9,265

     We define backlog units as units that have been sold, as evidenced by a signed contract, but not closed. Substantially all of the orders in sales backlog as of March 31, 2005 are expected to close during fiscal year 2006.

Sales (Orders) (in units):

	For the Years Ended March 31,
	2005	2004	2003	2002	2001

Mid-Atlantic	6,483	5,854	5,146	3,936	3,550
Southeast	7,178	6,562	5,249	4,819	4,182
Midwest	6,593	6,273	5,087	3,744	3,572
Southwest	9,977	9,319	8,054	6,725	6,325
West Coast	6,331	5,714	5,132	3,763	4,562

	36,562	33,722	28,668	22,987	22,191

Competition and Other Factors

     The conventional homebuilding industry is essentially a “local” business and is highly competitive. The top 10 builders in calendar year 2004 accounted for approximately 22% of the total for-sale attached and detached new homes sold in the United States. We compete in each of Home Building’s domestic market areas with numerous other homebuilders, including national, regional and local builders. Home Building’s top six domestic competitors based on revenues for their most recent fiscal year-end are as follows (listed alphabetically): Beazer Homes USA, Inc., D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte Homes, Inc. and The Ryland Group, Inc. Home Building’s domestic operations accounted for an estimated 3% of new homes sold in the United States for the twelve months ended March 31, 2005. Home Building’s domestic operations calculate its market share by dividing its new home sales by the total single family new home sales as reported by the census bureau. The main competitive factors affecting Home Building’s domestic operations are location/market, sales price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Home Building competes effectively by building a high quality home, maintaining geographic diversity, responding to the specific demands of each market and managing the operations at a local level.

     We conduct targeted market research to identify what features, amenities and options will be attractive to prospective customers and whether we can satisfy their preferences profitably. Customer preferences can vary across geographical regions and even within them, and can change over time in response to changes in personal taste (such as the interest in some markets for housing with high energy efficiency or for housing located near public transportation) and to changes in economic conditions, like interest rates, which can lead customers to accept smaller or attached housing despite a preference for larger or detached housing. We also use market research techniques to quantify housing supply and demand in a particular market and use this information to guide our strategy for meeting customer demand in the market. We believe that our use of market research allows us to respond quickly and efficiently to the economic reality of a market and to our prospective customers’ preferences, tastes and financial capabilities.

     The results of Home Building’s operations may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above current prevailing levels could affect demand for housing, at least in the short term, and could reduce the ability or willingness of prospective homebuyers to finance home purchases. Although we expect that we would make adjustments in our operations in an effort to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     The homebuilding industry is affected by changes in national and local economic conditions, job growth, long-term and short-term interest rates, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected weather conditions, such as unusually heavy or prolonged rain or snow, or hurricanes, may affect operations in certain areas.

     The homebuilding industry is subject to extensive regulations. Home Building and its subcontractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning, building standards, erosion and storm water pollution control, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species and waters of the United States. Home Building is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporated building materials and building designs. All of these regulatory requirements are applicable to all homebuilding companies, and, to date, compliance with these requirements has not had a material impact on Home Building. We believe that Home Building is in material compliance with these requirements.

     We purchase materials, services and land from numerous sources, and during the past twelve months, have been able to deal effectively with the challenges we have experienced relating to the supply or availability of materials, services and land. The principal raw materials required for home construction include concrete and wood products. In addition, we use a variety of other building materials, including roofing, gypsum insulation, plumbing, and electrical components in the homebuilding process. While raw material prices may fluctuate, due to various factors, including demand or supply shortages, we do have a number of fixed-price contracts with subcontractors and material suppliers which help offset commodity price increases. We also attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. Our vendor purchase agreements also allow us to leverage our volume through quantity purchase discounts for the purchasing of a number of product categories. In the past, building materials have been generally available to us in adequate supply. We use many subcontractors in our various markets and are not dependent on any single subcontractor.

International

     Our international homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom. International homebuilding currently has 48 developments located throughout England. In fiscal 2005, our international homebuilding operations delivered 1,563 units, with prices generally ranging from $81.8 thousand to $1.8 million. The average sales price was approximately $314,797. As of March 31, 2005, our international homebuilding operations had 533 units in sales backlog. Substantially all of the orders in sales backlog as of March 31, 2005 are expected to close during fiscal 2006. Home Building’s international operations currently account for 1% of the new homes market in the United Kingdom, based on the most recent estimate of the office of the Deputy Prime Minister.

FINANCIAL SERVICES

     Our Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages, including property and casualty. These activities include mortgage origination, servicing, and other related services for purchasers of homes sold by the Company’s subsidiaries and others.

Prime Mortgage Lending

     We established the predecessor of CTX Mortgage Company, LLC and its related companies to provide mortgage financing for homes built by Home Building. By opening CTX Mortgage Company, LLC offices in Home Building’s housing markets, we have been able to provide mortgage financing for an average of 71% of Home Building’s non-cash unit sales over the past five years and for 73% of them in fiscal 2005. In 1985, we expanded CTX Mortgage Company, LLC’s operations to include the origination of mortgage loans that are not associated with the sale of homes built by Home Building. We refer to mortgage financing for homes built by Home Building as Builder loans and to mortgage financing for homes built by others, loans for resale homes and loans for refinance of existing mortgages as Retail loans.

     At March 31, 2005, CTX Mortgage Company, LLC originated loans through its loan officers in 243 offices licensed in 46 states and the District of Columbia. The offices vary in size depending on loan volume.

     The following table shows the unit breakdown of Builder and Retail loans for CTX Mortgage Company, LLC and its related companies for the five years ended March 31, 2005:

	For the Years Ended March 31,
	2005	2004	2003	2002	2001
Loan Types:
Builder	22,517	20,865	18,127	15,435	12,506
Retail (1)	44,816	67,481	66,807	64,949	48,244

	67,333	88,346	84,934	80,384	60,750

Origination Volume (in millions)	$13,039.0	$15,116.0	$13,991.2	$12,445.5	$8,880.6

Percent of Home Building’s Non-Cash Closings Financed	73%	74%	73%	72%	64%

(1)	For a discussion of the decrease in the number of Retail loans originated, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Fiscal Year 2005 Compared to Fiscal Year 2004, Financial Services, Prime Mortgage Lending.

     We provide mortgage origination and other mortgage-related services for the Federal Housing Administration, or FHA, the Department of Veterans’ Affairs, or VA, and conventional loans on homes that Home Building or others build and sell, as well as resale homes and refinancing of existing mortgages. Our loans are generally first-lien mortgages secured by one- to four-family residences. A majority of the loans qualify for inclusion in programs sponsored by the Government National Mortgage Association, or GNMA, the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. These loans are known in the industry as “conforming” loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage Company, LLC or by private investors who subsequently purchase the loans, or are funded by private investors who pay a broker fee to CTX Mortgage Company, LLC for broker services rendered.

     CTX Mortgage Company, LLC’s principal sources of income are the sale of mortgage loans, together with all related servicing rights, interest income and other fees. Generally, we sell our right to service the mortgage loans and retain no other residual interests.

     We also participate in joint-venture agreements with third-party homebuilders and other real estate professionals to provide mortgage originations for their customers. These joint venture companies are fully consolidated in CTX Mortgage Company, LLC’s financial statements. At March 31, 2005, CTX Mortgage Company, LLC had 22 of these agreements, operating in 19 offices licensed in 8 states.

     In 1999, CTX Mortgage Company, LLC entered into a mortgage loan purchase agreement, as amended with Harwood Street Funding I, LLC, or HSF-I, that we refer to as the HSF-I Purchase Agreement. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, is consolidated with our Financial Services segment pursuant to the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised, which we refer to as FIN 46. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns. Since 1999, CTX Mortgage Company, LLC has sold substantially all conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the mortgage loans into the secondary market. HSF-I purchases mortgage loans, at closing, from CTX Mortgage Company, LLC with the proceeds from its issuance of short-term secured liquidity notes, medium-term debt and subordinated certificates.

Sub-Prime Home Equity Lending

     We formed the predecessor of Centex Home Equity Company, LLC, or Home Equity, in fiscal 1995. Home Equity’s business involves the origination of primarily nonconforming home equity mortgage loans. The sub-prime lending market is comprised of borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including credit histories that may limit a borrower’s access to credit or a borrower’s need for specialized loan products such as cash-out refinance and jumbo loans. Since its inception, Home Equity has focused on lending to individuals who have substantial equity in their homes but whose financing needs are not being met by traditional mortgage lenders. Home Equity’s mortgage loans to these borrowers are made primarily for such purposes as debt consolidation, refinancing, home improvement or educational expenses. Substantially all of Home Equity’s mortgage loans are secured by first mortgage liens on one- to four-family residences and have payment schedules ranging from 5 to 30 years.

     At March 31, 2005, Home Equity had 166 offices and was doing business in 47 states. Home Equity originates home equity loans through five major origination sources:

•	its retail branches;

•	a broker referral network;

•	referrals from its prime mortgage affiliate, CTX Mortgage Company, LLC;

•	a correspondent mortgage banker network; and

•	Home Equity’s direct sales unit that sources lending opportunities from a variety of channels including through the Internet.

     The following table summarizes Home Equity’s origination statistics for the five-year period ended March 31, 2005:

	For the Years Ended March 31,
	2005	2004	2003	2002	2001

Loans	43,617	36,659	29,448	26,955	26,418

Origination Volume (in millions)	$5,276.3	$3,920.7	$2,506.2	$2,092.4	$1,717.9

     We began servicing loans through Home Equity in fiscal 1997, and we generally service all loans included in Home Equity’s portfolio. Servicing fees for sub-prime loans are significantly higher than for prime loans, primarily due to the higher costs associated with more frequent contact with customers. Servicing encompasses, among other activities, the following processes: billing, collection of payments, investor reporting, customer assistance, recovery of delinquent payments and instituting foreclosure and liquidation of the underlying collateral. Home Equity’s servicing portfolio also includes loans sold on a whole loan, servicing-retained basis. As of March 31, 2005, Home Equity was servicing a sub-prime loan portfolio of 100,403 loans with a total loan value of approximately $9.31 billion.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that resulted in the loans being accounted for as sales. Under this structure, Home Equity retained a residual interest in, as well as the servicing rights to, the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result of the sales accounting treatment, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. As of March 31, 2005, Home Equity had a remaining MSRI of $70.1 million, which includes $68.1 million remaining on loans securitized from October

1997 to March 2000 accounted for as gain on sale, $0.5 million related to an acquisition in fiscal 2002, and $1.5 million related to loans sold in fiscal year 2004 to a government sponsored enterprise that we continue to service.

     We changed the structure of securitizations beginning April 1, 2000. Since such time, securitizations have been accounted for as borrowings; interest has been recorded over the life of the loans using the interest, or actuarial, method; the mortgage loans receivable and the securitization debt have remained on Home Equity’s balance sheet and the related interest margin has been reflected in our income statement. Under both structures, recourse is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. The structure of Home Equity’s securitizations has no effect on the ultimate amount of profit and cash flow recognized over the life of the mortgages. However, the structure does affect the timing of profit recognition. Interest margin, rather than gain on sale of loans, is Home Equity’s primary source of operating income. From April 1, 2000 to March 31, 2005, Home Equity completed 19 securitizations totaling approximately $12.57 billion in loans under this structure.

Other Financial Services Operations

     We offer title agent, title underwriting, closing, appraisal and other settlement services in 24 states under the Commerce Title name, including Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company. Through Westwood Insurance, a multi-line property and casualty insurance agency, we market homeowners and auto insurance to Home Building and Financial Services customers and customers of approximately 6 other homebuilders in 50 states. Westwood Insurance also provides coverage for some commercial customers.

     Our Technologies Group, under the Adfitech name, provides outsourced mortgage services including quality control, shipping and delivery. Adfitech currently services over 500 clients throughout the 50 states.

Competition and Other Factors

     The financial services industry in the United States is highly competitive. CTX Mortgage Company, LLC competes with commercial banks, other prime mortgage lending companies and other financial institutions to supply mortgage financing at attractive rates to Home Building’s customers, as well as to the general public. Home Equity competes with commercial banks, other sub-prime lenders and other financial institutions to supply sub-prime financing at attractive rates. Other large financial institutions have gradually expanded their prime and sub-prime lending capabilities, some of whom have greater access to capital at a cost lower than our cost of capital under our credit facilities. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially reducing gain on future loan sales and earnings from securitizations. Our title and insurance operations compete with other providers of title and insurance products to sell their products to purchasers of our homes, as well as to the general public. Many of these competitors have greater resources than we do.

     The results of operations of our Financial Services segment may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above current prevailing levels could reduce the ability or willingness of prospective homebuyers to finance home purchases and/or it could curtail mortgage refinance activity. Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects of any increase in mortgage interest rates by increasing our market share by adding loan officers and improving their productivity while at the same time seek to improve our operating leverage.

     Financial Services’ operations are subject to extensive state and federal regulations, as well as rules and regulations of, and examinations by, FNMA, FHLMC, FHA, VA, Department of Housing and Urban

Development, or HUD, GNMA and state regulatory authorities with respect to originating, processing, underwriting, making, selling, securitizing and servicing loans and providing title and other insurance products. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on our Financial Services operations, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees, loan amounts and premiums for title and other insurance. Certain of our Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC, GNMA and some state regulators.

     As an approved FHA mortgagee, CTX Mortgage Company, LLC is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Our title and insurance operations are subject to examination by state authorities. Mortgage origination and servicing activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act and regulations promulgated under such statutes, as well as other federal and state consumer credit laws. The Real Estate Settlement Procedures Act also applies to our insurance operations. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements seek to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, lawsuits by borrowers (including class actions), administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

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

     Historically, Construction Services has conducted its operations through its distinct, largely autonomous operating companies. Construction Services’ principal operating companies were Centex Construction Company, Inc., Centex Rodgers, Inc. and Centex-Rooney Construction Co., Inc. In December 2004, Construction Services merged these operating companies into two operating companies, Centex Construction, LLC and Centex Construction, Inc. During fiscal year 2004, Construction Services transitioned to one common organizational structure with one brand, standardized operating policies and procedures with an emphasis on certain geographic markets and project niches in which it has expertise. As of March 31, 2005, Construction Services’ primary offices were located in the metropolitan areas of Dallas, Nashville, Ft. Lauderdale, Charlotte and Washington, D.C.

     Construction contracts are primarily procured under one of two methods: negotiated (qualifications-based selection) or competitive bid (price-based selection). At March 31, 2005, approximately 99% of backlog was procured under the negotiated method. The backlog at March 31, 2005 was $2.00 billion compared to $1.75 billion at March 31, 2004. Approximately $1.12 billion of the backlog at March 31, 2005 is projected to be constructed and the related revenues recognized during fiscal year 2006. We define backlog in the Construction Services segment as the uncompleted portion of all signed construction contracts.

     The following table summarizes the total backlog in dollars as a percentage by industry segment and the portion of backlog projected to be revenues in fiscal year 2006 as of March 31, 2005:

		% of FY 2006
Industry Segment	% of Backlog	Revenues
Multi-unit Residential	53.7%	31.5%
Education	12.1%	18.3%
Corrections	10.5%	13.3%
Corporate Office Buildings	9.1%	9.5%
Healthcare	7.5%	11.7%
Government	2.0%	2.3%
Transportation	1.9%	3.6%
Hospitality	0.1%	0.2%
Other	3.1%	9.6%

Total	100.0%	100.0%

Competition and Other Factors

     The construction industry is very competitive, and Construction Services competes with numerous local, regional and national contractors depending upon the nature of the project. Top-tier construction firms distinguish themselves from regional and local firms based on their project resumes, reputation and financial strength. Construction Services focuses on maintaining a competitive advantage over other top-tier construction firms by utilizing disciplined decision making for market selection, project selection, risk assessment and pricing, and by providing excellence in customer service and recruiting top-quality, experienced industry personnel.

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

     Construction Services’ operations are affected by federal, state and local laws and regulations relating to worker health and safety, as well as environmental laws. Current environmental laws may require Construction Services’ operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. Construction Services’ operations are also affected by environmental laws regulating among other things, erosion and storm water pollution control and the use and disposal of hazardous materials encountered during demolition operations. We believe that Construction Services’ current procedures and practices are consistent with industry standards and that compliance with the health and safety laws and environmental laws does not constitute a material burden or expense.

     Construction Services’ operations obtain materials and services from numerous sources. The risk of raw material price fluctuation is primarily transferred to our subcontractors through lump sum contractual arrangements. To the extent that raw material pricing changes create subcontractor performance issues, performance and payment bonds or subcontractor default insurance facilitate mitigation of our risks. Our Construction Services’ operations have been able to deal effectively with challenges they have experienced relating to the supply or availability of materials and services.

EMPLOYEES

     The following table presents a breakdown of our employees as of March 31, 2005:

Business Segment	Employees
Home Building	8,182
Financial Services	5,858
Construction Services	1,386
Other	1,708

Total	17,134

     The 1,708 Other employees include 1,551 employees of our home services operations, which provides home pest control services and corporate employees. The corporate employees are employed by Centex Corporation; all others are employees of our various subsidiaries.

RISK FACTORS RELATING TO OUR BUSINESS

     The foregoing discussion of our business and operations should be read together with the risk factors set forth below, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

HOME BUILDING

Deterioration in economic conditions generally or in the market regions where we operate could decrease demand and pricing for new homes in these areas and adversely affect our business operations.

     The residential homebuilding industry is sensitive to changes in regional and national economic conditions such as job growth, interest rates and consumer confidence. Material adverse changes in any of these conditions generally, or in the market regions where we operate, could decrease demand and pricing for new homes in these areas or result in customer defaults on pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings. A material decline in the value of new residential housing could also result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Any pronounced down cycle in the homebuilding industry could cause demand for our homes and land that we own to weaken significantly.

Competition for homebuyers could reduce our deliveries or decrease our profitability.

     The homebuilding industry is highly competitive. We compete in each of our markets with many national, regional and local homebuilders. We also compete with resales of existing used or foreclosed homes and available rental housing. Increased competitive conditions in the residential markets in which we operate or related markets could decrease demand for new homes, or cause us to increase our sales incentives or price discounts in order to maintain sales volume, and adversely affect our operating results.

Government entities have adopted or may adopt slow or no growth initiatives, which could adversely affect our ability to build or timely build in these areas.

     Some municipalities where we operate have approved, and others may approve, slow growth or no growth homebuilding regulations or laws that could negatively impact the availability of land and building opportunities within those localities. Approval of these initiatives could adversely affect our ability to build (or timely build) and sell homes in the affected markets and could create additional administrative and regulatory requirements and costs, which, in turn, could have an adverse effect on our future revenues and earnings.

Natural disasters and adverse weather conditions could delay deliveries or increase costs to build new homes in affected areas.

     The occurrence of natural disasters or adverse weather conditions in the areas in which we operate can delay new home deliveries, increase costs by damaging inventories of homes and construction materials, reduce the availability of raw materials and skilled labor, and negatively impact the demand for new homes in affected areas. When natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires affect an area in which we build, or one nearby, there can be a diversion of labor and materials in the area from new home construction to the rebuilding of the existing homes damaged or destroyed in the natural disaster. This can cause delays in construction and delivery of new homes and/or increase our construction costs.

Supply shortages and other risks related to the demand for building materials and skilled labor could reduce our profits and delay deliveries.

     Increased costs or shortages of building materials could cause increases in construction costs and construction delays. Labor disputes, and increased costs or shortages of skilled labor, such as carpenters, plumbers and electricians, could also cause increases in costs and delays. We estimate and forecast construction costs as part of our business, and attempt to plan for possible cost increases due to changes in the cost or availability of materials and labor. However, generally we are unable to pass on unanticipated increases in construction costs to those customers who have already entered into sales contracts, as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. We may experience unexpected increases in costs of materials or labor, and pricing competition for materials and labor may restrict our ability to pass on any additional costs to homebuyers, thereby decreasing our profits. These factors could have an adverse effect on our results of operations.

Compliance with regulations affecting our business could have substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding activity.

     We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, warranties, storm water and use of open spaces. In addition, we are subject to laws and regulations related to workers’ health and safety, immigration and the protection of the environment. In some of the markets where we operate, we are required to pay environmental impact fees, use energy-saving construction materials and give commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We generally are required to obtain permits and approvals from local authorities to commence and complete residential development or home construction. Such permits and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and the obligation of our subcontractors and other agents to comply with these and other laws and regulations, could result in delays in land development and homebuilding activity, cause us to incur substantial costs and prohibit or restrict land development and construction.

Foreign exchange rates and the demand for housing in the United Kingdom may affect our foreign operations.

     The results of operations of our international homebuilding operations are affected by fluctuations in the value of the United States dollar as compared to the British pound sterling, and can also be affected by economic, regulatory and competitive factors affecting the homebuilding market in the United Kingdom including the overall demand for housing.

FINANCIAL SERVICES

Increases in interest rates could hurt our Financial Services operations.

     Our Financial Services operations are influenced by borrowers’ perceptions of and reactions to interest rates. The operations of CTX Mortgage Company, LLC and its related companies are particularly affected by increases in interest rates, as they are likely to result in a decrease in the volume of mortgage loan refinancing transactions, which are a significant component of our business. Although the volume of originations in our Home Equity operations is less sensitive to increases in interest rates than CTX Mortgage Company, LLC and its related companies, interest rate increases can result in decreased interest margins. Any significant increase in mortgage rates above current prevailing levels could adversely affect the volume of loan originations and reduce our revenues, operating margins and earnings. In addition, increased competition for loans from other lenders could reduce our profits on the loans we originate.

Loan and collateral losses could reduce the profitability of our Home Equity operations.

     Our Home Equity operations involve holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. To a lesser extent, our operations also involve holding properties obtained through foreclosure pending resale and establishing an allowance for losses on these properties. Although the amount of these allowances reflects our judgment as to our present loss exposure on these loans and properties, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred. Judgments as to loss exposure are subject to significant uncertainties, and the amount of the loss ultimately incurred may be determined by various factors outside our control.

Decline in our ratings as a loan servicer could hurt our Financial Services operations.

     Our Home Equity operations involve the servicing of residential home equity mortgages. Our servicing activity is rated by the principal rating agencies and any serious decline in our ratings could adversely affect the profitability of our Home Equity operations.

Changes in lending laws could hurt our Financial Services operations.

     Our Financial Services operations are subject to extensive and complex laws and regulations that affect loan origination. Our Home Equity operations and, to a lesser extent, the operations of CTX Mortgage Company, LLC and its related companies, are particularly affected by laws and regulations related to the extension of credit to individuals whose credit ratings do not qualify them for conventional mortgage financing. Changes in these laws or the way that they are enforced may adversely affect the way that we operate or our ability to profitably originate loans.

CONSTRUCTION SERVICES

Supply and labor shortages and other risks could increase costs and delay completion.

     Our Construction Services operations could be adversely affected by fluctuating prices and limited supplies of building materials, as well as the cost and availability of labor, particularly trades personnel. These prices and supplies may be further adversely affected by natural disasters and adverse weather conditions. These factors, like the factors identified for our Home Building operations, could cause increased costs and delays in construction that could have an adverse effect upon our Construction Services operations.

We are subject to regional changes in the demand for commercial construction projects.

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

     Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; cancellations of, or changes in the scope of, existing contracts; the ability to meet performance or schedule guarantees and cost overruns.

FACTORS AFFECTING MULTIPLE BUSINESS SEGMENTS

New federal laws that adversely affect liquidity in the secondary mortgage market could hurt our business.

     The Government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and packaging them into investment securities that they either sell to investors or hold in their portfolios. Proposed legislation, supported by the current administration, could have the effect of restricting or curtailing the activities of these enterprises. These organizations provide significant liquidity to the secondary mortgage market. A restriction or curtailment of their activities could affect the ability of our customers to obtain mortgage loans or increase mortgage interest rates (and increase the effective cost of our homes), which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

We could be adversely affected by a change in our credit rating or a disruption in the capital markets.

     Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to generate or obtain capital on favorable terms. At the present time, our access to capital is enhanced by the fact that our senior debt securities have an investment-grade credit rating from each of the principal credit rating agencies. If we were to lose our investment-grade credit rating for any reason, it would become more difficult and costly for us to generate or obtain the capital that is required in order to implement our business plans and achieve our growth objectives.

     In addition, a long-term or serious disruption in the capital markets could make it more difficult or more expensive for us to raise capital for use in our business, for our customers to obtain home loans or for us to sell or securitize loans originated in our business. Further, a flat or inverted yield curve could hurt our ability to profit from our loan origination businesses.

Increases in interest rates may reduce customer demand for homes that we sell and the loans that we offer.

     The majority of our homebuyers finance the purchase of their homes through mortgage loans. Increases in interest rates generally increase monthly payments for the same amount to be borrowed, thus making the homes we sell less affordable for potential customers. In addition, increases in interest rates may reduce the demand for new or refinanced mortgage loans offered by our Financial Services operations. Reduced home sales and loan originations may adversely affect our operating results.

The reduction of tax benefits could make home ownership more expensive or less attractive.

     Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws to eliminate or substantially modify these income tax deductions, the after-tax costs of owning a new home would increase for the typical homeowner. The resulting loss or limitation of homeowners’ tax deductions, if such tax law changes were enacted without other offsetting provisions, could adversely impact the demand for, and/or sales prices of, new homes, mortgage loans and home equity loans, and our operations might be negatively affected.

We incur increased costs related to repairing construction defects in the homes we sell or the buildings we construct.

     Our Home Building and Construction Services operations are subject to warranty and other claims related to construction defects and other construction-related issues, including compliance with building codes. The costs we incur to resolve those warranty and other claims reduce our profitability, and if we were to experience an unusually high level of claims, or unusually severe claims, our profitability could be adversely affected.

AVAILABLE INFORMATION

     Anyone seeking information about our business operations and financial performance can receive copies of the 2005 Annual Report to Stockholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the Securities and Exchange Commission in Washington, D.C., without charge, by contacting our Corporate Communications office at (214) 981-6901; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com. In addition, all filings with the Securities and Exchange Commission, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings webcasts, can be accessed free of charge on our web site (www.centex.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, go to www.centex.com, select “Investor Relations” and select “SEC Filings.” The reference to our web site is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our web site are not incorporated in and should not otherwise be considered part of this Report.

ITEM 2. PROPERTIES

     In addition to land held as inventory in connection with our residential and commercial construction activities, we own the following properties:

     Home Building owns property in Phoenix, Arizona; Albemarle, North Carolina and Plant City, Florida. This property consists of office and warehouse space used to support its builder supply business. Home Building also owns smaller parcels of land in rural areas of Ohio, Indiana, Pennsylvania, Florida, North Carolina and Minnesota. Situated on this land are sales offices for its Wayne Homes “on-your-lot” market segment. Home Building owns a building in Tamworth, Staffordshire, England used by its international operations.

     Financial Services owns property in Edmond, Oklahoma. This property consists of two office buildings situated on approximately 12 acres of a 20-acre parcel of land. The remaining eight acres of the parcel are being held for future development.

     In addition to land we own and use in our operations, we lease office space under operating leases in the markets in which we operate throughout the United States. For additional information on our operating leases, see Note (H), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements of this Report.

     See “Item 1. Business” of this Report for additional information relating to the Company’s properties including land owned or controlled by our Home Building segment.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

     In January 2003, we received a request for information from the United States Environmental Protection Agency, the EPA, pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice, the Justice Department, acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter in continuing negotiations with representatives of the Justice Department and the EPA. Centex does not believe that this matter will have a material impact on the Company’s consolidated results of operations or financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

SEPARATE ITEM. EXECUTIVE OFFICERS OF CENTEX (SEE ITEM 10 OF PART III OF THIS REPORT)

     The following is an alphabetical listing of our executive officers as of May 19, 2005, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving until a successor has been elected and qualified. There is no family relationship among any of these officers.

Name	Age	Positions with Centex or Business Experience

Leldon E. Echols	49	Executive Vice President and Chief Financial Officer of Centex Corporation since June 2000; Partner and employee at Arthur Andersen LLP from December 1978 to May 2000

Timothy R. Eller	56	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of Centex Corporation (Chairman of the Board and Chief Executive Officer since April 2004; President and Chief Operating Officer since April 2002); Executive Vice President of Centex Corporation from August 1998 to April 2002; Chairman of the Board of Centex Real Estate Corporation from April 1998 to April 2003; Chief Executive Officer of Centex Real Estate Corporation from July 1991 to April 2002; President and Chief Operating Officer of Centex Real Estate Corporation from January 1990 to April 1998

Andrew J. Hannigan	53	Chairman of the Board, Chief Executive Officer and President of Centex Real Estate Corporation (Chairman of the Board since May 2003; Chief Executive Officer since May 2002; President since April 2005); President and Chief Operating Officer from May 1998 to May 2002

Mark D. Kemp	43	Senior Vice President and Controller of Centex Corporation since September 2004; Vice President and Controller of Centex Corporation from December 2002 to September 2004; Partner and employee at Arthur Andersen LLP from December 1983 to August 2002

Robert S. Stewart	51	Senior Vice President of Centex Corporation since May 2000; Employee at the Weyerhaeuser Company from March 1977 to May 2000, during which time he held a range of key management positions, including positions in strategic planning

Jonathan R. Wheeler	53	Senior Vice President of Centex Corporation since May 2004; Senior Vice President of Centex Real Estate Corporation from October 1997 to May 2004

Brian J. Woram	44	Senior Vice President, Chief Legal Officer, General Counsel and Assistant Secretary of Centex Corporation since March 2005; Senior Vice President, Chief Legal Officer, General Counsel and Secretary of Centex Corporation from December 2004 to March 2005; Senior Vice President, General Counsel and Assistant Secretary of Centex Real Estate Corporation from September 1998 to December 2004

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	Stock Prices and Dividends

	Year Ended March 31, 2005			Year Ended March 31, 2004
	Price			Price
	High	Low	Dividends	High	Low	Dividends

Quarter
First	$54.77	$43.31	$.04	$43.75	$26.78	$.02
Second	$51.96	$39.94	$.04	$41.48	$35.55	$.02
Third	$59.98	$45.44	$.04	$56.54	$38.55	$.02
Fourth	$66.14	$54.60	$.04	$58.40	$46.27	$.04

The principal market for our common stock is the New York Stock Exchange (ticker symbol CTX). The approximate number of record holders of our common stock at May 19, 2005 was 3,071.

The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is reported in Note (M), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements of this Report.

     The following table details our common stock repurchases for the three months ended March 31, 2005:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	Per Share	Announced Plan	the Plan

Period			5,625,600	2,724,000
January 1-31	5,071	$58.65	—	—
February 1-28	6,933	$62.78	—	—
March 1-31	9,019	$59.47	—	—

Total	21,023	$60.37	5,625,600	2,724,000

On February 17, 2004, we publicly announced that the Board of Directors increased our open market share repurchase authorization of common stock to 4,000,000 shares adjusted for our March 2004 two-for-one stock split. The total number of shares purchased in the third column of the above table represents shares of common stock repurchased pursuant to Board of Directors authorizations including the February 17, 2004 authorization and all prior authorizations. Purchases are made from time-to-time in the open market. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

The 21,023 shares repurchased for the quarter ended March 31, 2005, represent the delivery by employees or directors of previously issued shares to the Company to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions have been approved by the Board of Directors; however, these transactions are not considered repurchases pursuant to the Company’s open market stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2005	2004	2003	2002	2001

Revenues	$12,859,695	$10,363,391	$8,428,705	$7,123,794	$6,138,577
Earnings from Continuing Operations (2)	$1,011,364	$777,131	$526,812	$358,402	$265,194
Net Earnings	$1,011,364	$827,686	$555,919	$382,226	$281,977
Stockholders’ Equity	$4,280,757	$3,050,225	$2,657,846	$2,116,773	$1,714,064
Net Earnings as a Percentage of Average Stockholders’ Equity	27.6%	29.0%	23.3%	20.0%	18.0%
Total Assets	$20,011,079	$16,087,454	$11,639,707	$8,996,991	$6,649,968
Deferred Income Tax Assets	$177,735	$176,564	$201,411	$177,882	$127,495
Total Long-term Debt, Consolidated	$10,492,363	$8,615,864	$6,181,543	$4,776,199	$2,758,118
Debt (with Financial Services reflected on the equity method) (3)	$3,246,963	$2,418,190	$2,024,953	$1,605,797	$1,182,250
Financial Services’ Debt	9,721,146	8,302,190	4,998,819	3,485,027	2,054,898

Total Debt, Consolidated	$12,968,109	$10,720,380	$7,023,772	$5,090,824	$3,237,148

Capitalization (with Financial Services reflected on the equity method and excluding lot option minority interest)(3) (4)	$7,568,466	$5,470,263	$4,683,755	$3,724,827	$2,901,394
Financial Services Capitalization (4)	10,339,756	8,820,005	5,380,226	3,797,355	2,323,155
Lot Option Minority Interest (4)	415,413	332,668	—	—	—
Consolidation Eliminations	(617,248)	(516,280)	(379,671)	(310,353)	(266,124)

Total Capitalization, Consolidated	$17,706,387	$14,106,656	$9,684,310	$7,211,829	$4,958,425

Debt as a Percentage of Capitalization (4)
With Financial Services reflected on the equity method and excluding lot option minority interest (3)	42.9%	44.2%	43.2%	43.1%	40.7%
Consolidated	73.2%	76.0%	72.5%	70.6%	65.3%

Per Common Share
Earnings from Continuing Operations
Per Share — Basic (2)	$8.08	$6.30	$4.33	$2.96	$2.25
Earnings from Continuing Operations
Per Share — Diluted (2)	$7.64	$6.01	$4.18	$2.87	$2.18
Net Earnings Per Share — Basic	$8.08	$6.71	$4.57	$3.16	$2.39
Net Earnings Per Share — Diluted	$7.64	$6.40	$4.41	$3.06	$2.32
Cash Dividends	$.16	$.10	$.08	$.08	$.08
Book Value Based on Shares Outstanding at Year End	$33.51	$24.87	$21.84	$17.30	$14.30

Average Shares Outstanding
Basic	125,226,596	123,382,068	121,564,084	121,121,576	118,190,806
Diluted	132,397,961	129,392,821	126,116,312	125,058,294	121,321,770

Stock Prices
High	$66.14	$58.40	$29.60	$31.55	$23.10
Low	$39.94	$26.78	$19.16	$14.02	$10.32

(1)	The selected financial data presented in this table, excluding stock prices for the periods covered by the financial statements included in this Report and all prior periods, have been derived from our audited financial statements and adjusted to reflect Centex Construction Products, Inc. (spun off in January 2004) and our manufactured housing operations (spun off in June 2003) as discontinued operations.

(2)	Earnings from Continuing Operations are Before Cumulative Effect of a Change in Accounting Principle adopted in fiscal 2004. For more detailed discussion of the change in accounting principle, see Note (F), “Indebtedness” of the Notes to Consolidated Financial Statements of this Report.

(3)	Represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

(4)	Capitalization is composed of Debt, Negative Goodwill, Minority Interest and Stockholders’ Equity. In the calculation of Capitalization, minority interest in fiscal 2005 and 2004 excludes $415.4 million and $332.7 million, respectively, of minority interests recorded in connection with the consolidation of certain entities with which Home Building has lot option agreements. Negative Goodwill arose in conjunction with the combination of Centex Real Estate Corporation with Vista Properties, Inc. in the fiscal year ended March 31, 1997. Fiscal year 2001 includes the accretion of negative goodwill to earnings as a reduction of costs and expenses. During fiscal 2001, negative goodwill was fully accreted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     The following summarizes our results for the three-year period ended March 31, 2005:

* Other consists of the financial results of our investment real estate operations, home services operations, corporate general and administrative expense and interest expense.

     Fiscal year 2005 represents our ninth consecutive year of growth in revenues and earnings from continuing operations. Revenues increased 24.1% to $12.86 billion as compared to fiscal year 2004. In addition, earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle increased 37.0% to $1.57 billion as compared to fiscal year 2004.

     The growth in revenues and operating earnings is primarily attributable to the growth and improvement in operating margin of our Home Building segment. Home Building’s operating earnings growth was slightly offset by a decline in operating earnings of our Financial Services segment in fiscal year 2005.

     The primary drivers of the growth in our Home Building business are growth in neighborhoods open for sale, increases in closings per neighborhood, increases in average unit selling prices, and improvements in operating margins. In fiscal 2005, we experienced improvements in each of these key areas. Home Building’s domestic operating margin (operating earnings as a percentage of revenues) increased to 14.7%. For more specific information on the operating results of our Home Building segment, refer to the Home Building segment information below.

     The overall demand for housing in the United States remains favorable, and is driven by population growth, demographics, immigration, household formations and increasing home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. The highly fragmented homebuilding industry in the United States is in the early stages of a consolidation phase during which large homebuilders grow faster than the industry as a whole. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. In calendar year 2004, the 10 largest homebuilders were producing approximately 22% of the nation’s new housing stock. We believe industry consolidation will continue to be an important growth factor over the next decade or more as large homebuilders realize the benefits of size, such as capital strength, more efficient operations and technological advantages.

     Currently, we have homebuilding operations in 38 of the 50 largest housing markets in the United States (2003 housing market data obtained from Professional Builder magazine). We have largely completed our geographic diversification plan and are now focused primarily on further penetration in our existing markets.

     Financial Services’ operating results in fiscal year 2005 have been negatively impacted by decreased loan refinancing activity, increases in interest rates and, for our prime mortgage lending operations, an increase in the origination of less profitable adjustable rate mortgages. CTX Mortgage Company, LLC’s refinancing activity accounted for 21% of its originations for the year ended March 31, 2005 as compared to 39% for the year ended March 31, 2004. Refinancing activity has declined due to an extended period of relatively low mortgage loan rates, which has reduced the supply of loans likely to be refinanced. Our Financial Services segment will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them. For the year ended March 31, 2005, our prime mortgage lending business financed approximately 73% of our Home Building non-cash unit closings. In addition, the Financial Services growth model includes plans to increase the number of loan officers originating prime retail loans and improve their productivity. Our prime mortgage lending business is a fee-based business with low capital requirements. Our Financial Services segment also includes our sub-prime home equity lending operations, which is a portfolio-based model that produces more predictable earnings. Our sub-prime home equity loans are obtained principally through our organically grown origination channels using centrally controlled product, pricing and underwriting. Home Equity’s revenues and operating earnings have increased 30.1% and 68.1%, respectively, as compared to fiscal year 2004. The growth in revenues and operating earnings is primarily as a result of continued growth in Home Equity’s portfolio of residential mortgage loans held for investment and a program of whole loan sales to third parties. The Financial Services growth model includes plans to continue to grow our portfolio of sub-prime mortgage loans held for investment while adhering to our underwriting criteria. We will primarily securitize these loans and certain loans will be included in whole loan sales.

     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above current prevailing levels could affect demand for housing, at least in the short term, and could reduce the ability or willingness of prospective home buyers to finance home purchases and/or it could curtail mortgage refinance activity. Although we expect that we would make adjustments in our operations in an effort to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     Our Construction Services segment operating earnings have increased from the prior year, but have not reached the levels achieved in fiscal 2003. Industry conditions have created increased pricing pressure on construction companies, which in turn has reduced our Construction Services operating margins. However, revenues have increased over the last two years due to our focus on increasing market share. The commercial construction environment remains challenged but is showing signs of improvement as evidenced by the increase in backlog. At March 31, 2005, the backlog was $2.00 billion, an increase of 14.6% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments to achieve growth in Construction Services’ revenues and operating earnings.

     In fiscal year 2004, we consummated the tax-free spin-offs to our stockholders of substantially all of our manufactured housing operations in June 2003 and our entire ownership interest in Eagle Materials Inc., formerly known as Centex Construction Products, Inc., a former majority-owned subsidiary which we referred to as Construction Products, on January 30, 2004. Manufactured housing and Construction Products are reported as discontinued operations in our consolidated financial statements.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

HOME BUILDING

     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2005 (dollars in millions except per unit data and lot information):

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Revenues — Housing	$9,499.1	27.7%	$7,438.0	27.8%
Revenues — Land Sales and Other	361.9	124.1%	161.5	55.4%
Cost of Sales — Housing	(6,844.6)	25.3%	(5,460.8)	25.2%
Cost of Sales — Land Sales and Other	(266.9)	82.3%	(146.4)	60.4%
Selling, General and Administrative Expenses	(1,373.0)	31.7%	(1,042.3)	22.7%
Earnings from Unconsolidated Entities	68.9	24.6%	55.3	71.7%

Operating Earnings	$1,445.4	43.8%	$1,005.3	54.3%

Operating Earnings as a Percentage of Revenues	14.7%	NM	13.2%	NM

     Home Building’s results are derived from its domestic and international operations as described below.

Domestic

     Home Building’s domestic operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots. The following summarizes the results of our Home Building domestic operations for the two-year period ended March 31, 2005:

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Units Closed	33,387	10.0%	30,358	14.9%
Average Unit Sales Price	$269,780	11.3%	$242,465	10.1%
Operating Earnings Per Unit	$41,298	29.8%	$31,816	33.2%
Average Operating Neighborhoods	589	5.6%	558	7.5%
Closings Per Average Neighborhood	56.7	4.2%	54.4	6.9%

	As of March 31,
	2005		2004
		% Change		% Change
Backlog Units	18,589	20.6%	15,414	27.9%

Lots Owned	96,945	25.1%	77,475	29.5%
Lots Controlled	168,350	45.9%	115,366	62.7%

Total Lots Owned and Controlled	265,295	37.6%	192,841	47.5%

     Domestic Home Building’s financial performance is reflective of changes in the following performance indicators:

•	Growth in average neighborhoods

•	Growth in closings per average neighborhood

•	Increases in average unit sales price

•	Operating margin improvement

     The following summarizes changes in performance indicators for the year ended March 31, 2005 as compared to the prior year.

     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. For the year ended March 31, 2005, we opened 336 neighborhoods and closed out of 293 neighborhoods, driving our average operating neighborhoods to 589, a 5.6% increase over the prior year.

     Higher sales rates continue to contribute to our growth in closings per average neighborhood. Sales per average neighborhood were 62.1 for the year ended March 31, 2005, a 2.8% increase over the prior year. This sales rate increase can be attributed to our continued focus on market research, enhanced sales and marketing activities and activity-based sales management. Sales orders increased in each of our geographic regions in fiscal year 2005, and sales growth rates were particularly strong in the mid-Atlantic and west coast regions, which achieved increases over the prior year of 10.7% and 10.8%, respectively. For all regions, sales orders totaled 36,562 units for the year ended March 31, 2005, an increase of 8.4% versus the prior year. The increase in sales per average neighborhood, as well as the increase in average operating neighborhoods, resulted in an increase of home closing volume of 10.0% to 33,387 homes for the year ended March 31, 2005, as compared to the prior year.

     Current housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For the year ended March 31, 2005, average selling prices were up 11.3% to $269,780 as compared to the prior year. The increase is primarily due to strong demand in the southeast and west coast regions resulting in pricing power, as well as a greater mix of homes closed in the west coast region. California continues to experience the largest average sales price increase among the states in which we operate as average prices rose to $514,081, a $68,619 increase over the prior year.

     Selling, general and administrative expenses increased at a slightly higher rate than revenues for the year ended March 31, 2005 primarily due to increases in employee count to support planned neighborhood growth and increased incentive compensation reflective of the growth in operating earnings.

     Operating margins (consisting of operating earnings as a percentage of revenues) for Home Building’s domestic operations improved to 14.7% for the year ended March 31, 2005, compared to 12.8% for the year ended March 31, 2004. Increased unit volume, increases in average unit selling price, continued focus on lowering direct construction costs, increased land sales, improved margin on land sales, and earnings from joint ventures resulted in margin improvement throughout Home Building’s domestic operations. National and regional purchasing programs and local cost reduction and efficiency efforts have helped partially offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources, and during the past twelve months have been able to deal effectively with the challenges we have experienced relating to the supply or availability of materials, services and land.

     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while improving margins.

     During the year, we continued to increase our land position to facilitate our short and longer term growth initiatives. Our total land position owned or controlled under option agreements at March 31, 2005 will provide land for approximately 100% of closings for fiscal year 2006, 80% of closings for fiscal year 2007, and 50% of closings for fiscal year 2008 based on our current closing projections.

International

     Our international homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom. In February 2004, we acquired the Partnership through merger transactions. Prior to the merger, we accounted for our investment in the Partnership on the equity method of accounting. Subsequent to the merger, international homebuilding operations of the Partnership have been consolidated with the Home Building segment. Prior period earnings related to the international homebuilding operations of the Partnership, previously reflected in our investment real estate operations, have been reclassified to the Home Building segment to conform to the presentation subsequent to the merger. The following summarizes the results of Home Building’s international operations for the year ended March 31, 2005 (dollars in millions):

For the Year Ended March 31, 2005
Revenues	$501.3
Operating Earnings	$66.6

Units Closed	1,563

     For the year ended March 31, 2004, earnings from unconsolidated entities included $25.3 million related to the international homebuilding operations of the Partnership. Earnings from unconsolidated entities for fiscal 2004 related to international homebuilding operations are not comparative to operating earnings presented above as operating earnings exclude interest expense and taxes.

FINANCIAL SERVICES

     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, sub-prime home equity lending and the sale of title insurance and various other insurance coverages, including property and casualty.

     The following summarizes the results of our Financial Services operations for the two-year period ended March 31, 2005 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Revenues	$1,107.2	5.7%	$1,047.9	22.6%
Cost of Sales	(284.0)	26.9%	(223.8)	21.3%
Selling, General and Administrative Expenses	(618.8)	4.2%	(593.8)	16.7%

Operating Earnings	$204.4	(11.2%)	$230.3	42.3%

Interest Margin	$364.6	20.7%	$302.0	75.2%
Origination Volume	$18,315.3	(3.8%)	$19,036.7	15.4%
Number of Loans Originated	110,950	(11.2%)	125,005	9.3%
Number of Loan Applications	465,781	8.2%	430,439	27.3%

     Financial Services’ results are primarily derived from prime mortgage lending and sub-prime home equity lending operations as described below.

Prime Mortgage Lending

     The following summarizes the results of our prime mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the two-year period ended March 31, 2005 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Revenues	$421.7	(19.1%)	$521.1	14.8%
Cost of Sales	(32.2)	47.0%	(21.9)	212.9%
Selling, General and Administrative Expenses	(293.5)	(12.0%)	(333.4)	0.4%

Operating Earnings	$96.0	(42.1%)	$165.8	44.6%

Interest Margin	$49.5	4.4%	$47.4	457.6%

Average Interest Earning Assets	$1,395.6	5.3%	$1,325.4	567.4%
Average Yield	5.85%	NM	5.72%	NM
Average Interest Bearing Liabilities	$1,364.1	9.5%	$1,246.2	841.2%
Average Rate Paid	2.34%	NM	1.95%	NM

     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived primarily from the sale of mortgage loans, together with all related servicing rights, and interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on residential mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.

     In the normal course of its activities, CTX Mortgage Company, LLC and its related companies carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale and interest expense on debt used to fund the mortgage loans.

     Our business strategy of selling prime loans reduces our capital investment and related risks, provides substantial cash flow and is an efficient process given the size and liquidity of the prime mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, it was consolidated with our Financial Services segment. The consolidation of HSF-I resulted in an increase in our residential mortgage loans held for sale with a corresponding increase in our debt. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003 are reflected in our financial statements.

     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, collectively, gain on sale of mortgage loans, which is recorded as revenues for the years ended March 31, 2005 and 2004 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		% Change
Loan Sales to Investors	$9,328.6	(28.9%)	$13,114.5
Gain on Sale of Mortgage Loans	$141.7	(42.4%)	$245.9

     The decreases in loan sales and gain on sale of mortgage loans are the result of a decrease in the volume of loans originated and sold to investors and an increase in the origination of less profitable adjustable rate mortgages, or ARMs. ARMs as a percentage of total originations were 48% and 23% for the years ended March 31, 2005 and 2004, respectively.

     Consistent with decreases in loan sales and gain on sale of mortgage loans, revenues for the year ended March 31, 2005, which include revenues from our title and insurance operations, have also decreased. Decreases in gain on sale of mortgage loans and revenues from our title and insurance operations were slightly offset by increases in our fees received in connection with brokering of loans. The table below provides a comparative analysis of mortgage loan originations and applications for the years ended March 31, 2005 and 2004. CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is canceled. Application data presented below includes loans originated in the period and loans scheduled to close in the subsequent periods. Applications canceled were 16,488 and 20,590 for the fiscal years ended March 31, 2005 and 2004.

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$13,039.0	(13.7%)	$15,116.0	8.0%
Number of Loans Originated
Builder	22,517	7.9%	20,865	15.1%
Retail	44,816	(33.6%)	67,481	1.0%

	67,333	(23.8%)	88,346	4.0%

Number of Loan Applications
Builder	24,631	2.5%	24,031	19.5%
Retail	39,848	(39.2%)	65,514	(6.3%)

	64,479	(28.0%)	89,545	(0.5%)

Average Loan Size	$193,600	13.2%	$171,100	3.9%
Profit Per Loan	$1,425	(24.0%)	$1,876	39.0%

     The decrease in loan originations is primarily the result of a significant decrease in refinancing activity, partially offset by an increase in Builder originations, which resulted from an increase in Home Building’s closings and our continued focus on serving this customer base. For the year ended March 31, 2005, CTX Mortgage Company, LLC originated 73% of the non-cash unit closings of Home Building’s customers, versus 74% for the prior year. Profit per loan decreased in fiscal 2005 due to an increase in the origination of less profitable ARMs, as well as a reduction in operating leverage resulting from a decrease in the volume of loan originations.

     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Refinancing activity accounted for 21% and 39% of originations in the years ended March 31, 2005 and 2004, respectively. Refinancing activity has declined due to an extended period of relatively low mortgage loan rates, which has reduced the supply of loans likely to be refinanced. Any significant increase in mortgage interest rates above current prevailing levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or curtail mortgage refinance activity. Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects of any increase in mortgage interest rates by increasing our market share by adding loan officers and improving their productivity while at the same time seek to improve our operating leverage.

Sub-Prime Home Equity Lending

     The following summarizes the results of our sub-prime home equity lending operations for the two-year period ended March 31, 2005 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Revenues	$685.5	30.1%	$526.8	31.3%
Cost of Sales	(251.8)	24.7%	(201.9)	13.7%
Selling, General and Administrative Expenses:
Operating Expenses	(226.5)	25.2%	(180.9)	27.8%
Loan Loss Provision	(98.8)	24.3%	(79.5)	127.8%

Operating Earnings	$108.4	68.1%	$64.5	36.9%

Interest Margin	$315.1	23.8%	$254.6	55.3%

Average Interest Earning Assets	$7,274.0	30.1%	$5,592.2	43.6%
Average Yield	7.79%	NM	8.16%	NM
Average Interest Bearing Liabilities	$7,498.7	28.8%	$5,822.6	43.8%
Average Rate Paid	3.36%	NM	3.47%	NM

     The revenues of Home Equity increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment and as a result of a program of whole loan sales to third parties. Our portfolio growth translated into more interest income, our largest component of revenue. Home Equity recorded approximately $42.3 million in net revenue and operating earnings related to the whole loan sales for the year ended March 31, 2005. Whole loan sales have the effect of increasing current revenues but decreasing future interest margin that would have been recognized had the loans been securitized or retained as inventory. The estimated net impact on operating earnings from resulting gain on sale treatment was approximately $21.0 million. A program of whole loan sales is a component of Home Equity’s diversification of funding sources and provides more efficient utilization of capital.

     Cost of sales is comprised of interest expense, which increased in fiscal year 2005 commensurate with increases in our average debt outstanding and increases in interest rates since the prior year.

     Operating expenses for the year ended March 31, 2005 increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of employees led to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.

     The increase in the loan loss provision for the year ended March 31, 2005 occurred primarily because of the increase in residential mortgage loans held for investment. Also, as the portfolio continues to mature and grow, we expect the provision for losses, the loans charged off and the allowance for losses to continue to increase. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates-Valuation of Residential Mortgage Loans Held for Investment.” Changes in the allowance for losses are included in Note (B), “Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements of this Report.

     The increase in operating earnings for the year ended March 31, 2005 is primarily attributable to the increase in interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. Interest margin for the year ended March 31, 2005 increased primarily as a result of an increase in the portfolio of mortgage loans held for investment. In the current year, interest margin as a percentage of revenues has decreased primarily as a result of an increasing interest rate environment, as well as increased competitive industry conditions. Whole loan sale transactions also contributed to the increase in operating earnings for the year ended March 31, 2005.

     Average interest earning assets and liabilities for the year ended March 31, 2005 increased primarily due to an increase in the volume of loan originations and an increase in average loan size (see table below).

     The following table provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2005:

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$5,276.3	34.6%	$3,920.7	56.4%
Number of Loans Originated	43,617	19.0%	36,659	24.5%
Number of Loan Applications	401,302	17.7%	340,894	37.4%

Average Loan Size	$121,000	13.2%	$106,900	25.6%

     The increase in origination volume was due to an increase in the average loan size and an increase in the overall sales force, which resulted in an increase in the number of loan applications received.

     The following summarizes Home Equity’s portfolio of mortgage loans, classified by the securitization structure used, as of March 31, 2005 and 2004:

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	83,972	10.2%	76,215	24.8%
Serviced for Others	16,431	51.3%	10,858	(18.5%)

Total	100,403	15.3%	87,073	17.0%

Dollars in billions
Portfolio Accounting Method	$7.91	21.7%	$6.50	40.1%
Serviced for Others	1.40	118.8%	0.64	(23.8%)

Total	$9.31	30.4%	$7.14	30.3%

     Home Equity periodically securitizes its inventory of mortgage loan originations or engages in whole loan sales in order to provide funding for its mortgage operations.

     The majority of Home Equity’s servicing portfolio is accounted for using the portfolio accounting method in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” where (1) loan originations are securitized and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest (actuarial) method; (3) the mortgage loans receivable and the securitization debt (asset-backed certificates) remain on Home Equity’s balance sheet; and (4) the related interest margin is reflected in the income statement. This structure of securitizations has been utilized since April 1, 2000.

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

     The “Serviced for Others” category of Home Equity’s servicing portfolio also includes loans sold on a whole loan servicing-retained basis. Home Equity continues to service these loans, which resulted in a $2.8 million servicing asset recorded, based on the present value of estimated future cash flows as of March 31, 2005. For the year ended March 31, 2005, Home Equity’s whole loan sales on a servicing-retained basis totaled $920.4 million. No such sales occurred during fiscal year 2004.

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

     The primary risks in Home Equity’s operations are consistent with those of the financial services industry and include credit risk associated with its loans, liquidity risk related to funding its loans and interest rate risk prior to securitization of the loans. Although the volume of originations in our Home Equity operations is less sensitive to increases in interest rates than CTX Mortgage Company, LLC and its related companies, interest rate increases generally result in decreased interest margins. In addition, it is also subject to prepayment risks (principal reductions in excess of contractually scheduled reductions) associated with loans securitized prior to April 2000. For additional information on Home Equity’s MSRI, see Note (A), “Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements of this Report.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2005 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Revenues	$1,738.6	8.9%	$1,596.3	5.2%
Operating Earnings	$23.5	43.3%	$16.4	(46.6%)

New Contracts Executed	$1,992.9	9.3%	$1,823.2	112.7%

	As of March 31,
	2005		2004
		% Change		% Change
Backlog of Uncompleted Contracts	$2,001.3	14.6%	$1,746.4	14.9%

     Revenues and operating earnings for the year ended March 31, 2005 increased as compared to the prior year. Revenue increases are due to an increase in the number of active projects and an increase in average contract size. As of March 31, 2005, we had 243 active projects, which represents a 14.1% increase over the prior year. The construction services industry continues to experience pricing pressure; however, industry conditions are improving. The increase in new contracts executed and backlog of uncompleted contracts was primarily due to the execution of contracts for multi-unit residential projects. Construction Services defines backlog as the uncompleted portion of all signed contracts.

     Construction Services has also been awarded work that is pending execution of a signed contract. At March 31, 2005 and 2004, such work, which is not included in backlog, was approximately $2.61 billion and $2.03 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER

     Our Other segment includes our home services operations, investment real estate operations, corporate general and administrative expense and interest expense.

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		% Change		% Change
Operating Loss from Home Services Operations	$(15.8)	587.0%	$(2.3)	(76.0%)
Operating Earnings from Investment Real Estate Operations	21.4	(52.2%)	44.8	31.8%
Corporate General and Administrative Expenses	(82.9)	(21.4%)	(105.5)	75.0%
Interest Expense	(22.2)	(44.4%)	(39.9)	(33.8%)

Operating Loss	$(99.5)	(3.3%)	$(102.9)	6.3%

     The increase in our home services division’s operating loss in the year ended March 31, 2005 is primarily due to an increase in marketing expenses resulting from expansion and growth of our home services operations in the homebuilder customer market, coupled with incremental commissions paid on new sales growth. In addition, in the fourth quarter of fiscal year 2005, we took a charge of $10.0 million to notes receivable received in connection with the sale of our security monitoring center in fiscal year 2004. The fluctuations in our investment real estate division’s operating earnings were primarily related to the timing of property sales.

     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The decrease in corporate general and administrative expenses in fiscal year 2005 is primarily related to $16 million in incremental executive compensation costs recorded in the prior year for the retirement of an executive officer.

     For the year ended March 31, 2005 and 2004, interest costs include interest expense of $22.2 million and $39.9 million, respectively, and previously capitalized interest included in Home Building’s costs and expenses of $137.0 million and $89.1 million, respectively. Total interest costs, excluding Financial Services’ interest expense, were $159.2 million and $129.0 million for the year ended March 31, 2005 and 2004, respectively. See Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements of this Report for further information on interest costs. The increase in total interest costs is primarily related to an increase in average debt outstanding for the year ended March 31, 2005 as compared to the prior year.

     Our effective tax rate related to continuing operations increased to approximately 36% in the year ended March 31, 2005 from 32% in fiscal 2004, primarily due to the reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2005 as compared to the prior year. See Note (L), “Income Taxes,” of the Notes to Consolidated Financial Statements of this Report for further information on income taxes.

DISCONTINUED OPERATIONS

     In June 2003, we spun off tax-free to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off tax-free to our stockholders our entire equity interest in Construction Products. As a result of the spin-offs, the earnings from these operations for fiscal 2004 and all periods prior to the spin-offs have been reclassified to discontinued operations in the Statements of Consolidated Earnings.

     For the year ended March 31, 2004, discontinued operations had revenues of $461.9 million, and operating earnings of $49.9 million.

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

     The 7.5% growth in neighborhoods achieved in fiscal 2004 was down slightly from the prior year’s growth of 9.5%. During the fiscal year 2004, we added 316 new neighborhoods and closed out of 308 neighborhoods. Our record fourth quarter sales resulted in some existing neighborhoods being “closed out” (i.e., all remaining units sold) earlier than anticipated. In addition, to maximize our pricing opportunities, we delayed the opening of other neighborhoods.

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

International

     In February 2004, we acquired through merger transactions the Partnership, an investment previously accounted for on the equity method of accounting. Subsequent to the merger, international homebuilding operations of the Partnership have been consolidated with the Home Building segment. Prior period earnings related to the international homebuilding operations of the Partnership, previously reflected in our Investment Real Estate segment, have been reclassified to the Home Building segment to conform to the presentation subsequent to the merger. Included in Home Building’s operating results were revenues and operating earnings of $80.5 million and $14.1 million, respectively, for the one-month period subsequent to the merger. Earnings from unconsolidated entities related to the international homebuilding operations of the Partnership were $25.3 million for the period from April 1, 2003 through February 29, 2004, the date of the merger transactions, and $20.4 million for the fiscal year ended March 31, 2003.

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

Prime Mortgage Lending

     The following summarizes the results of our prime mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the two-year period ended March 31, 2004 (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues	$521.1	14.8%	$453.9	14.3%
Cost of Sales	(21.9)	212.9%	(7.0)	(50.7%)
Selling, General and Administrative Expenses	(333.4)	0.4%	(332.2)	13.2%

Operating Earnings	$165.8	44.6%	$114.7	28.0%

Interest Margin	$47.4	457.6%	$8.5	32.8%

Average Interest Earning Assets	$1,325.4	567.4%	$198.6	(18.5%)
Average Yield	5.72%	NM	7.18%	NM
Average Interest Bearing Liabilities	$1,246.2	841.2%	$132.4	(37.3%)
Average Rate Paid	1.95%	NM	4.08%	NM

     CTX Mortgage Company, LLC originates mortgage loans, holds them for a short period and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and, as of July 1, 2003, is consolidated with our Financial Services segment. As a result of the consolidation of HSF-I, we recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. This cumulative effect of a change in accounting principle primarily represented the deferral of service release premium income, offset to a lesser extent by the deferral of certain loan origination costs, which was recognized as loans were sold into the secondary market. The consolidation of HSF-I resulted in an increase in our residential mortgage loans held for sale with a corresponding increase in our debt of approximately $1.32 billion at March 31, 2004. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003 are reflected in our financial statements. As a result of the consolidation, interest expense reflected as cost of sales in the table above increased approximately $15 million. HSF-I purchases mortgage loans, at closing, from CTX Mortgage Company, LLC with the proceeds from the issuance of securitized medium term notes, secured liquidity notes and subordinated certificates that are extendable for up to five years. CTX Mortgage Company, LLC and its related companies sold $13.11 billion of mortgage loans to investors during the year ended March 31, 2004. CTX Mortgage Company, LLC sold $10.55 billion of mortgage loans to HSF-I and other investors during the year ended March 31, 2003. CTX Mortgage Company, LLC and its related companies recognized gains on the sale of mortgage loans of $245.9 million and $192.4 million for the years ended March 31, 2004 and 2003, respectively.

     In the normal course of its activities, CTX Mortgage Company, LLC carries inventories of loans pending sale to third-party investors and earns an interest margin. CTX Mortgage Company, LLC uses HSF-I and short-term mortgage warehouse facilities to finance these inventories of loans. The significant increase in interest margin is due to the consolidation of HSF-I interest income and expense in our financial statements subsequent to June 30, 2003.

     The increase in revenues for the year ended March 31, 2004 is the result of an increase in the volume of loans originated and sold to the secondary market, and to a lesser extent, higher revenues from Title and Insurance operations. The table below provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2004. CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is canceled. Application data presented below includes loans originated in the period and loans scheduled to close in the subsequent periods. Applications canceled were 20,590 and 18,070 for the fiscal years ended March 31, 2004 and 2003.

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Origination Volume	$15,116.0	8.0%	$13,991.2	12.4%

Number of Loans Originated
Builder	20,865	15.1%	18,127	17.4%
Retail	67,481	1.0%	66,807	2.9%

	88,346	4.0%	84,934	5.7%

Number of Loan Applications
Builder	24,031	19.5%	20,103	23.0%
Retail	65,514	(6.3%)	69,883	16.1%

	89,545	(0.5%)	89,986	17.6%

Average Loan Size	$171,100	3.9%	$164,700	6.4%
Profit Per Loan	$1,876	39.0%	$1,350	18.7%

     The increase in loan originations is primarily reflective of an increase related to loans originated for Home Building’s customers. CTX Mortgage Company, LLC originated 74% of the non-cash unit closings of Home Building’s customers, an increase of 1% from the prior year. Per-loan profit increased due to increased operational leverage as a result of the increase in the volume of originations, as well as an increase in Title and Insurance earnings.

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

     The increase in the provision for losses in fiscal 2004 occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the provision for losses, the loans charged off and the allowance ratios to continue to increase. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates — Valuation of Residential Mortgage Loans Held for Investment” of this Report. Changes in the allowance for losses is included in Note (C), “Allowance for Losses on Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements of this Report.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the two-year period ended March 31, 2004 (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Revenues	$1,596.3	5.2%	$1,517.9	17.1%
Operating Earnings	$16.4	(46.6%)	$30.7	(15.2%)

New Contracts Executed	$1,823.2	112.7%	$857.0	(41.1%)
Backlog of Uncompleted Contracts	$1,746.4	14.9%	$1,519.5	(30.3%)

     Operating earnings for Construction Services decreased as a result of increased pricing pressure, which in turn has reduced Construction Services’ operating margins. In addition, in fiscal 2004, Construction Services recorded a project loss of $4.5 million related to the construction of a distribution facility and incurred approximately $2.7 million of costs associated with its decision to exit the pharmaceutical and industrial construction markets. The increases in new contracts executed and backlog of uncompleted contracts were the result of our strategy to increase market share by focusing on key geographic markets and certain industry markets.

     Construction Services has also been awarded work that is pending execution of a signed contract. At March 31, 2004 and 2003, such work, which is not included in backlog, was approximately $2.03 billion and $1.94 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER

     Our Other segment includes our home services operations, investment real estate operations, corporate general and administrative expense and interest expense. In June 2003, we spun off tax-free substantially all of our investment in manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, manufactured housing operations are reflected as a discontinued operation and not included in the segment information below.

     As described in “Item 1. Business,” the Company acquired Holding and the Partnership in February 2004. Subsequent to the merger, the Company has consolidated the financial results of the Partnership. As a result, the Company has realigned its reporting for the Partnership, such that the Partnership’s international homebuilding operations are included in the Home Building business segment. The Partnership’s domestic operations continue to be reported within our investment real estate operations. The Company has determined that no significant capital will be allocated to our investment real estate operations for new business development. Beginning April 1, 2004, the financial results of our investment real estate operations are included in the Other business segment. Prior period amounts have been reclassified to conform to the current year presentation.

     Other consisted of the following (dollars in millions):

	For the Years Ended March 31,
	2004		2003
		% Change		% Change
Operating Loss from Home Services Operations	$(2.3)	(76.0%)	$(9.6)	(340.0%)
Operating Earnings from Investment Real Estate Operations	44.8	31.8%	34.0	(5.0%)
Corporate General and Administrative Expense	(105.5)	75.0%	(60.3)	20.1%
Interest Expense	(39.9)	(33.8%)	(60.3)	2.9%
Other	—	(100.0%)	(0.6)	—%

Operating Loss	$(102.9)	6.3%	$(96.8)	39.1%

     The decrease in our home services division’s operating loss in fiscal 2004 was primarily due to an $8.0 million provision recorded in the fourth quarter of fiscal 2003 to reduce the carrying value of its remaining home security monitoring assets to estimated fair value. Our home services operations sold substantially all of its remaining security monitoring assets in fiscal 2004. The sale of these operations did not have a material effect on home services’ operating loss in fiscal 2004.

     The changes in operating earnings of our investment real estate operations were primarily related to the timing of property sales. Property sales contributed operating earnings of $30.8 million for the year ended March 31, 2004 and $18.3 million for the year ended March 31, 2003. The timing of sales is uncertain and can vary significantly from period to period.

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

     Total interest costs, including interest expensed and relieved to Home Building’s costs and expenses and excluding interest to Financial Services, for the years ended March 31, 2004 and 2003, were $129.0 million and $109.8 million, respectively. The increase in total interest costs is primarily related to an increase in average debt outstanding for the fiscal year 2004, as compared to the prior year. This increase is offset by slightly lower borrowing costs in the fiscal year 2004, as compared to the prior year. For additional discussion of interest costs, see Note (A), “Significant Accounting Policies” of the Notes to Consolidated Financial Statements of this Report.

     Our effective tax rate related to continuing operations increased to 32% from 30% in the prior year primarily due to the decrease in the utilization of net operating loss carryforwards during fiscal 2004 compared to fiscal 2003.

DISCONTINUED OPERATIONS

     In June 2003, we spun off tax-free to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off tax-free to our stockholders our entire equity interest in Construction Products. As a result of the spin-offs, the earnings from these operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the March 31, 2005 presentation.

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

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by the operating, investing and financing activities for the years ended March 31, 2005, 2004 and 2003 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” of this Report for the detail supporting this summary.

	For the Years Ended March 31,
	2005	2004	2003
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(596,198)	$(347,219)	$(54,859)
Investing Activities	39,375	(33,361)	31,127
Financing Activities	891,926	99,381	281,645
Effect of Exchange Rate on Cash	(5,385)	692	—

	329,718	(280,507)	257,913

Financial Services
Operating Activities	150,201	1,090,135	(39,443)
Investing Activities	(1,526,148)	(1,931,321)	(1,412,615)
Financing Activities	1,369,956	844,373	1,440,015

	(5,991)	3,187	(12,043)

Centex Corporation and Subsidiaries
Operating Activities	(458,268)	675,227	(3,579)
Investing Activities	(1,523,502)	(1,896,493)	(1,545,988)
Financing Activities	2,310,882	943,254	1,795,437
Effect of Exchange Rate on Cash	(5,385)	692	—

Net Increase (Decrease) in Cash	$323,727	$(277,320)	$245,870

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

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During fiscal 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.

     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. Effective July 1, 2003, Financial Services consolidated $2.48 billion of HSF-I’s residential mortgage loans held for sale. The initial consolidation of HSF-I was not reflected in the Statements of Consolidated Cash Flows, as it was a non-cash transaction. As these mortgage loans were sold in the secondary market, an inflow of cash from operating activities occurred. During fiscal 2005, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. For additional discussion on the consolidation of HSF-I in June 2003, see Note (F), “Indebtedness,” of the Notes to Consolidated Financial

Statements of this Report. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Our future cash requirements for contractual obligations as of March 31, 2005 (in thousands) are illustrated in the following table:

	Payments Due by Period
	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total
Centex
Long-term Debt (1)	$517,754	$1,259,721	$460,233	$1,865,899	$4,103,607
Capital Leases	628	505	47	—	1,180
Operating Leases	41,285	74,534	58,563	51,225	225,607
Purchase Obligations	42,055	5,875	76	—	48,006

	601,722	1,340,635	518,919	1,917,124	4,378,400

Financial Services
Long-term Debt (2)	2,945,787	3,577,024	924,595	342,188	7,789,594
Operating Leases	22,709	32,341	16,868	14,001	85,919

	2,968,496	3,609,365	941,463	356,189	7,875,513

	$3,570,218	$4,950,000	$1,460,382	$2,273,313	$12,253,913

(1)	The amount of debt subject to a variable interest rate is $459.4 million, of which $298.0 million was based on the U.S. 3 month Libor rate of 3.12% at March 31, 2005, $22.4 million was based on the U.S. 1 month Libor rate of 2.87% at March 31, 2005 and $139.0 million was based on the U.K. 3 month Libor rate of 4.98% at March 31, 2005.

(2)	The amount of debt subject to a variable interest rate is $4.39 billion. The basis of the rate is U.S. 1 month Libor which was 2.87% at March 31, 2005.

     As outlined above, our primary contractual obligations are principal and interest payments under long-term debt agreements and lease payments under operating leases. Purchase obligations primarily represent specific performance agreements of our Home Building segment that in essence may require us to purchase the land contingent upon the land seller meeting certain obligations, joint funding obligations and open purchase orders. Financial Services long-term debt associated with Home Equity includes Asset-Backed Certificates related to securitized residential mortgage loans structured as collateralized borrowings. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The contractual obligations of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     Our contractual obligations will be funded in the ordinary course of business through our operating cash flows and through our credit facilities. Centex Corporation currently has an investment-grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit ratings. We attempt to manage our debt levels in order to maintain investment-grade ratings. If, however, our debt ratings were downgraded, we would not have access to the commercial paper markets and might need to draw on our existing committed backup facility, which exceeds the size of our commercial paper program.

     Our existing credit facilities and available capacity as of March 31, 2005 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	300,000	71,391	(2)

	1,100,000	871,391	(3)

International Homebuilding
Multi-Bank Revolving Credit Facility	319,430	180,384
Bonding Facility	14,093	14,093

	333,523	194,477	(4)

Financial Services
Secured Credit Facilities	515,000	324,221	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,494,000
Harwood Street Funding II, LLC Facility	2,500,000	1,574,229

	6,015,000	3,392,450

	$7,448,523	$4,458,318	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for commercial paper borrowings. As of March 31, 2005, there were no borrowings under this backup facility, and our $700 million commercial paper program had no amounts outstanding. We have not borrowed under this revolving credit facility since its inception.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit under this facility may expire no later than July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £170 ($319) million unsecured, committed, multi-bank revolving credit facility, maturing in February 2008, and a £7.5 ($14) million unsecured, uncommitted bonding facility, each of which is guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. In April 2005, Home Equity completed a transaction which will permit it to securitize its mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(6)	The amount of available capacity consists of $4,444.2 million of committed capacity and $14.1 million of uncommitted capacity as of March 31, 2005. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of March 31, 2005, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, (2) term notes rated A1+ by S&P and P-1 by Moody’s and (3)

subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.

     Home Equity finances its inventory of mortgage loans held for investment principally through Harwood Street Funding II, or HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $2.5 billion. HSF-II obtains funds by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of March 31, 2005, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s, and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2005, we were in compliance with all of these covenants.

     As of March 31, 2005, our short-term debt was $2.48 billion, most of which was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.

     Our outstanding debt (in thousands) as of March 31, 2005 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Note Payable	$7,870
Senior Debt:
Medium-term Note Programs, weighted-average 4.59%, due through 2008	398,000
Senior Notes, weighted-average 6.32%, due through 2015	2,458,547
Other Indebtedness, weighted-average 5.53%, due through 2015	182,716
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,838
Subordinated Debentures, 7.38%, due in 2006	99,992

3,246,963

Financial Services
Short-term Debt:
Short-term Notes Payable	190,779
Harwood Street Funding I, LLC Term Notes	250,000
Harwood Street Funding I and II, LLC Secured Liquidity Notes	2,027,097
Home Equity Asset-Backed Certificates, weighted-average 3.63%, due through 2035	7,099,520
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, weighted-average 4.87%, due through 2010	60,000
Harwood Street Funding II, LLC Variable-Rate Subordinated Notes, weighted-average 5.02%, due through 2009	93,750

9,721,146

Total	$12,968,109

CERTAIN OFF-BALANCE SHEET OBLIGATIONS

     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority equity interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures was $163.9 million and $140.1 million at March 31, 2005 and 2004, respectively. These joint ventures had total outstanding secured land acquisition and development debt of approximately $426.3 million and $202.2 million at March 31, 2005 and 2004, respectively. We are liable, on a contingent basis, through limited guarantees, letters of credit or other arrangements, with respect to a portion of the secured land acquisition and development debt of certain of the joint ventures, which we refer to as the recourse joint ventures. Our maximum potential liability with respect to the debt of the recourse joint ventures, based on our ownership percentage of the recourse joint ventures, is approximately $160.1 million and $73.2 million at March 31, 2005 and March 31, 2004, respectively. For certain of the joint ventures, we have also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. For a discussion of the impact of new accounting pronouncements on our accounting for transactions with non-consolidated joint ventures, see “Recent Accounting Pronouncements” of this Report.

CRITICAL ACCOUNTING ESTIMATES

     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with generally accepted accounting principles; however, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates have been discussed with members of the Audit Committee.

Impairment of Long-Lived Assets

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in fiscal 2005, 2004 or 2003.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (E), “Goodwill,” of the Notes to Consolidated Financial Statements of this Report for a summary of the changes in goodwill by segment. We adopted the provisions of Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets,” or SFAS No. 142, effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in fiscal 2005, 2004 or 2003.

Inventory Valuation

     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell.

     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses includes the specific construction costs of each home and all applicable land acquisition, land development and related costs. Construction costs for homes closed includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. Land acquisition and development costs are estimated based on the total costs expected in a project. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project.

     Land held for development and sale includes the cost of land purchased for development, deposits for land purchases and related acquisition costs. A liability has been established based on our historical experience, to anticipate that some of the amounts capitalized as land and land development cost will not ultimately be acquired. When it is probable that the land will not be acquired, the deposit and related acquisition costs are charged to the liability.

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

     The Company has evaluated those entities with which we entered into lot option agreements in accordance with the provisions of FIN 46. The provisions of FIN 46 require the Company to consolidate the financial results of a variable interest entity if the Company is the primary beneficiary of the variable interest entity. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns.

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

For purposes of consolidation, to the extent financial statements are available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. Lot option deposits related to these options are also reclassified to land held under option agreements not owned. To the extent we do not exercise our option to purchase such land, the amount of the lot option deposit and any letters of credit represent our maximum exposure to loss.

     See Note (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements of this Report for further discussion on the results of our analysis of lot option agreements.

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

     We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to the amount of residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be sufficient over time to cover ultimate losses. This allowance may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. See Note (C), “Allowance for Losses on Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements of this Report for a discussion of the changes in the allowance for losses.

Mortgage Securitization Residual Interest

     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. For securitizations prior to April 2000, which Home Equity accounted for as sales, Home Equity retained a MSRI. The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted-average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized. Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows. See Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements of this Report for a discussion of the sensitivity of the MSRI to changes in the assumptions.

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

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at March 31, 2005 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

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

Insurance Accruals

     We have certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. We periodically assess the adequacy of our insurance accruals and adjust the amounts as necessary. Although we consider the insurance accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” or SFAS 123R. Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and is effective for annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued Staff Position 109-1, or FSP 109-1, Application of FASB Statement No. 109, or FASB No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods during which the amounts are deductible on the tax return. Although this provision does not impact the fiscal year 2005 financial statements, the Company believes the new deduction for qualified domestic production activities will likely result in a benefit to the Company’s financial statements in future periods. The Company is currently quantifying the potential benefit of this provision.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, including statements relating to expected operating and performance results, plans and objectives of management, future developments in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no commitment, and disclaim any duty, to update or revise any forward-looking statement to reflect future events or changes in our expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations and securitizations classified as debt. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2005.

     We have utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the outstanding debt that is subject to changes in interest rates. As of March 31, 2005, we had interest rate swap agreements that in effect converted $2.68 billion of our variable-rate debt outstanding into fixed-rate debt. We recognize amounts paid or received under interest rate swap agreements as adjustments to interest expense.

     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into interest rate lock commitments, or IRLCs with its customers under which CTX Mortgage Company, LLC and its related companies agree to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC and its related companies execute mandatory forward trade commitments, or forward trade commitments. These forward trade commitments are not designated as hedges, and their fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings.

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

     Due to the high degree of liquidity in the “A” mortgage market and the frequency of loan sales and securitizations, the use of forward sales is an effective economic hedge against changes in market value of both IRLCs and mortgage loans held for sale that result from changes in interest rates.

     Home Equity uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed-rate securitization debt used to finance sub-prime mortgages. Home Equity will generally hold mortgages in anticipation of securitization for up to 120 days. Home Equity also uses interest rate swaps, included in the $2.68 billion balance stated above that, in effect, fix the interest rate on its variable interest rate debt.

     As of March 31, 2005, our total MSRI was $70.1 million, which consists of $68.1 million remaining on loans securitized from October 1997 to March 2000 accounted for as gain on sale, $0.5 million related to an acquisition in fiscal 2002, and $1.5 million related to loans sold in fiscal year 2004 to a government sponsored enterprise that we continue to service. We continually monitor the fair value of the MSRI and review the factors expected to influence the future constant prepayment rate, or CPR, discount rates and credit losses. In developing assumptions regarding expected future CPR, we consider a variety of factors, many of which are interrelated. These factors include historical performance, origination channels, characteristics of borrowers, such as credit quality and loan-to-value relationships, and market factors that influence competition. If changes in assumptions regarding future CPR, discount rates or credit losses are necessary, the MSRI fair value is adjusted accordingly.

     Our international homebuilding operations are located in the United Kingdom. As a result, our financial results could be affected by factors such as changes in the foreign currency exchange rate or weak economic conditions in our markets. Our aggregate net investment exposed to foreign currency exchange rate risk is approximately $343.2 million as of March 31, 2005.

     We use both short-term and long-term debt in our financing strategy. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument but not our earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our future earnings and cash flows. We do not have an obligation to prepay any of our fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we are required to refinance such debt.

     As of March 31, 2005, short-term debt was $2.48 billion, most of which was applicable to Financial Services. The majority of Financial Services’ debt is collateralized by residential mortgage loans. We borrow on a short-term basis in the commercial paper market under a $700 million commercial paper program supported by an $800 million revolving credit facility with a term expiring in fiscal year 2008, all of which bear interest at prevailing market rates. The weighted-average interest rate on short-term borrowings outstanding at March 31, 2005 was 2.94%.

     The maturities of Centex’s long-term debt outstanding at March 31, 2005 were as follows:

	Maturities through March 31,

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Centex (1)
Fixed-Rate Debt	$301,814	$203,872	$336,505	$1,246	$226,264	$1,710,013	$2,779,714	$2,876,580
Average Interest Rate	8.94%	8.01%	4.84%	7.78%	5.81%	6.29%	6.49%

Variable-Rate Hedged Debt (2)	$25,000	$—	$93,950	$—	$—	$—	$118,950	$119,080
Average Interest Rate	7.99%	—	4.52%	—	—	—	5.24%

Variable-Rate Debt	$15,000	$88,000	$237,429	$—	$—	$—	$340,429	$343,249
Average Interest Rate	4.52%	4.75%	3.55%	—	—	—	3.91%

(1)	We define Centex as a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.
(2)	These variable-rate notes are in effect fixed-rate instruments as a result of a hedge using interest rate swaps.

     The maturities of Centex’s long-term debt outstanding at March 31, 2004 were as follows:

	Maturities through March 31,

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Centex (1)
Fixed-Rate Debt	$33,679	$321,059	$291,508	$336,452	$1,187	$1,285,545	$2,269,430	$2,295,850
Average Interest Rate	3.67%	8.65%	6.52%	4.83%	7.67%	6.77%	6.67%

Variable-Rate Hedged Debt (2)	$—	$25,000	$91,310	$—	$—	$—	$116,310	$116,575
Average Interest Rate	—	6.69%	4.98%	—	—	—	5.34%

Variable-Rate Debt	$—	$—	$9,131	$23,319	$—	$—	$32,450	$32,635
Average Interest Rate	—	—	5.39%	2.25%	—	—	3.13%

(1)	We define Centex as a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.
(2)	These variable-rate notes in effect are fixed-rate instruments as a result of a hedge using interest rate swaps.

     The estimated maturities or repricing of Financial Services’ long-term debt outstanding at March 31, 2005 were as follows:

	Maturities through March 31,

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Financial Services (1)
Fixed-Rate Debt	$1,125,978	$910,449	$395,094	$62,458	$194,371	$177,523	$2,865,873	$2,852,262
Average Interest Rate	5.13%	4.71%	4.96%	5.12%	5.18%	5.10%	5.01%

Variable-Rate Debt	$1,575,005	$1,291,870	$762,709	$329,610	$270,757	$157,446	$4,387,397	$4,402,531
Average Interest Rate	3.51%	3.66%	3.64%	3.54%	3.83%	3.42%	3.59%

(1)	We define Financial Services as a supplemental presentation that reflects the Centex Financial Services and its subsidiaries.

     The estimated maturities or repricing of Financial Services’ long-term debt outstanding at March 31, 2004 were as follows:

	Maturities through March 31,

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Financial Services (1)
Fixed-Rate Debt	$794,175	$929,921	$583,563	$207,444	$227,786	$42,949	$2,785,838	$2,842,429
Average Interest Rate	5.05%	5.13%	4.62%	4.78%	5.97%	6.68%	5.07%

Variable-Rate Debt	$1,183,806	$922,322	$734,304	$384,837	$185,308	$1,259	$3,411,836	$3,419,668
Average Interest Rate	2.14%	2.27%	2.35%	2.17%	2.33%	5.00%	2.23%

(1)	We define Financial Services as a supplemental presentation that reflects the Centex Financial Services and its subsidiaries.

     The principal and interest on this debt is paid using the cash flows from the underlying mortgage receivables, which serve as collateral for this debt. Accordingly, the timing of the principal payments on this debt is dependent on the payments received on the underlying mortgage receivables. The amounts shown within a particular period were determined in accordance with the contractual terms of the debt, except (1) fixed-rate debt reflects estimated prepayments, which were estimated based on the results of a prepayment model we utilize, and empirical data, and (2) variable-rate debt is included in the period in which it is first scheduled to adjust and not in the period in which it matures. Variable-rate debt represents our variable-rate debt which is hedged on a pooled basis. We believe that these assumptions approximate actual experience and consider them reasonable. However, the interest rate sensitivity could vary substantially if different assumptions were used or actual experience differs from the historical experience on which we base the assumptions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Centex Corporation and Subsidiaries
Consolidated Revenues and Operating Earnings by Line of Business
(Dollars in thousands)

	For the Years Ended March 31,
	2005	2004	2003	2002	2001

Revenues
Home Building	$9,860,998	$7,599,519	$5,922,724	$4,972,172	$4,356,446
	77%	74%	71%	70%	71%
Financial Services	1,107,206	1,047,905	855,015	699,760	463,646
	9%	10%	10%	10%	8%
Construction Services	1,738,603	1,596,335	1,517,851	1,296,024	1,290,382
	13%	15%	18%	18%	21%
Other	152,888	119,632	133,115	155,838	28,103
	1%	1%	1%	2%	—%

	$12,859,695	$10,363,391	$8,428,705	$7,123,794	$6,138,577

	100%	100%	100%	100%	100%
Business Segment Operating Earnings (1)
Home Building	$1,445,405	$1,005,290	$651,719	$498,925	$390,301
	86%	78%	75%	72%	79%
Financial Services	204,360	230,301	161,825	114,733	19,667
	12%	18%	18%	17%	4%
Construction Services	23,524	16,413	30,718	36,225	30,886
	1%	1%	4%	5%	6%
Other	5,566	42,458	23,703	39,112	54,951
	1%	3%	3%	6%	11%

	1,678,855	1,294,462	867,965	688,995	495,805
	100%	100%	100%	100%	100%

Corporate General and Administrative	82,877	105,529	60,289	50,189	36,924
Interest Expense	22,209	39,869	60,326	58,576	54,069

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	$1,573,769	$1,149,064	$747,350	$580,230	$404,812

Applicable segment operating expenses have been deducted from business segment operating earnings.

(1)	Business Segment Operating Earnings include earnings from unconsolidated entities and exclude corporate general and administrative expense and interest expense.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2005	2004	2003

Revenues
Home Building	$9,860,998	$7,599,519	$5,922,724
Financial Services	1,107,206	1,047,905	855,015
Construction Services	1,738,603	1,596,335	1,517,851
Other	152,888	119,632	133,115

	12,859,695	10,363,391	8,428,705

Costs and Expenses
Home Building	8,484,461	6,649,495	5,303,183
Financial Services	902,846	817,604	693,190
Construction Services	1,717,025	1,582,036	1,488,648
Other	147,322	91,689	122,584
Corporate General and Administrative	82,877	105,529	60,289
Interest Expense	22,209	39,869	60,326

	11,356,740	9,286,222	7,728,220

Earnings from Unconsolidated Entities	70,814	71,895	46,865

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1,573,769	1,149,064	747,350
Income Taxes	562,405	371,933	220,538

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	1,011,364	777,131	526,812
Earnings from Discontinued Operations, net of Tax Provision (Benefit) of $0, $(13,899) and $18,394	—	63,815	29,107

Earnings Before Cumulative Effect of a Change in Accounting Principle	1,011,364	840,946	555,919
Cumulative Effect of a Change in Accounting Principle, net of Tax Benefit of $0, $8,303 and $0	—	(13,260)	—

Net Earnings	$1,011,364	$827,686	$555,919

Basic Earnings Per Share
Continuing Operations	$8.08	$6.30	$4.33
Discontinued Operations	—	0.52	0.24
Cumulative Effect of a Change in Accounting Principle	—	(0.11)	—

	$8.08	$6.71	$4.57

Diluted Earnings Per Share
Continuing Operations	$7.64	$6.01	$4.18
Discontinued Operations	—	0.49	0.23
Cumulative Effect of a Change in Accounting Principle	—	(0.10)	—

	$7.64	$6.40	$4.41

Average Shares Outstanding
Basic	125,226,596	123,382,068	121,564,084
Dilutive Securities:
Options	6,725,838	5,754,689	3,464,616
Other	445,527	256,064	1,087,612

Diluted	132,397,961	129,392,821	126,116,312

Cash Dividends Per Share	$.16	$.10	$.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	March 31,
	2005	2004
Assets
Cash and Cash Equivalents	$502,586	$178,859
Restricted Cash	377,789	310,304
Receivables —
Residential Mortgage Loans Held for Investment, net	7,914,426	6,498,155
Residential Mortgage Loans Held for Sale	1,775,324	1,819,605
Construction Contracts	302,035	312,552
Trade, including Notes of $57,071 and $51,321	494,609	356,570
Inventories —
Housing Projects	6,708,859	4,897,036
Land Held for Development and Sale	363,521	208,140
Land Held Under Option Agreements Not Owned	456,917	362,405
Other	33,439	94,224
Investments —
Joint Ventures and Other	163,944	140,118
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	162,305	155,891
Other Assets —
Deferred Income Taxes	177,735	176,564
Goodwill	253,163	254,258
Mortgage Securitization Residual Interest	70,120	89,374
Deferred Charges and Other, net	254,307	233,399

	$20,011,079	$16,087,454

Liabilities and Stockholders’ Equity
Accounts Payable	$711,804	$686,308
Accrued Liabilities	1,592,888	1,294,490
Debt —
Centex	3,246,963	2,418,190
Financial Services	9,721,146	8,302,190
Payables to (Receivables from) Affiliates	—	—
Commitments and Contingencies
Minority Interests	457,521	336,051
Stockholders’ Equity —
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares;
Outstanding 127,729,275 and 122,660,357 Shares	33,327	32,068
Capital in Excess of Par Value	407,995	202,958
Unamortized Value of Deferred Compensation	(197)	(411)
Retained Earnings	3,982,306	2,990,889
Treasury Stock, at Cost; 5,577,686 and 5,610,772 Shares	(213,801)	(212,822)
Accumulated Other Comprehensive Income	71,127	37,543

Total Stockholders’ Equity	4,280,757	3,050,225

	$20,011,079	$16,087,454

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex*		Financial Services
March 31,		March 31,
2005	2004	2005	2004

$490,308	$160,590	$12,278	$18,269
53,339	50,440	324,450	259,864

—	—	7,914,426	6,498,155
—	—	1,775,324	1,819,605
302,035	312,552	—	—
297,040	178,829	197,569	177,741

6,708,859	4,897,036	—	—
363,521	208,140	—	—
456,917	362,405	—	—
27,133	85,284	6,306	8,940

163,944	140,118	—	—
572,290	531,941	—	—
119,070	114,524	43,235	41,367

158,663	85,871	19,072	90,693
241,426	237,656	11,737	16,602
—	—	70,120	89,374
174,948	171,534	79,359	61,865

$10,129,493	$7,536,920	$10,453,876	$9,082,475

$690,628	$668,807	$21,176	$17,501
1,454,986	1,065,182	137,902	229,308

3,246,963	2,418,190	—	—
—	—	9,721,146	8,302,190
—	—	(44,958)	15,661

456,159	334,516	1,362	1,535

—	—	—	—

33,327	32,068	1	1
407,995	202,958	275,467	275,521
(197)	(411)	—	—
3,982,306	2,990,889	333,568	256,490
(213,801)	(212,822)	—	—
71,127	37,543	8,212	(15,732)

4,280,757	3,050,225	617,248	516,280

$10,129,493	$7,536,920	$10,453,876	$9,082,475

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

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	For the Years Ended March 31,
	2005	2004	2003
Cash Flows — Operating Activities
Net Earnings	$1,011,364	$827,686	$555,919
Adjustments
Cumulative Effect of a Change in Accounting Principle	—	13,260	—
Depreciation and Amortization	58,259	77,777	112,403
Stock-based Compensation	49,100	23,849	810
Provision for Losses on Residential Mortgage Loans Held for Investment	98,801	79,503	34,859
Deferred Income Tax (Benefit) Provision	(6,537)	17,803	23,687
Equity in Earnings of Joint Ventures and Centex Development Company, L.P.	(55,994)	(79,987)	(42,672)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—	—
Minority Interest, net of Taxes	(388)	(8,252)	20,201
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Increase in Restricted Cash	(67,485)	(130,686)	(66,051)
Increase in Receivables	(121,375)	(67,808)	(96,427)
Decrease (Increase) in Residential Mortgage Loans Held for Sale	44,281	927,151	(61,535)
Increase in Housing Projects and Land Held for Development and Sale	(1,928,261)	(1,203,547)	(734,666)
Decrease (Increase) in Other Inventories	47,837	464	(2,164)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	411,033	222,316	236,083
(Increase) Decrease in Other Assets, net	(5,672)	(27,606)	2,232
(Decrease) Increase in Payables to Affiliates	—	—	—
Other	6,769	3,304	13,742

	(458,268)	675,227	(3,579)

Cash Flows — Investing Activities
(Issuance of) Payments received on Notes Receivable, net	(15,750)	13,231	6,356
Increase in Residential Mortgage Loans Held for Investment	(1,515,072)	(1,934,832)	(1,398,235)
Decrease in Investment and Advances to Joint Ventures and Centex Development Company, L.P.	47,433	79,298	52,792
Decrease (Increase) in Investment and Advances to Unconsolidated Subsidiaries	—	—	—
Purchases of Property and Equipment, net	(43,313)	(53,758)	(62,701)
Other	3,200	(432)	(144,200)

	(1,523,502)	(1,896,493)	(1,545,988)

Cash Flows — Financing Activities
Increase (Decrease) in Short-term Debt, net	371,230	(1,083,468)	534,231
Centex
Issuance of Long-term Debt	1,034,509	404,998	605,992
Repayment of Long-term Debt	(217,324)	(164,073)	(298,491)
Financial Services
Issuance of Long-term Debt	3,764,701	5,334,407	1,999,374
Repayment of Long-term Debt	(2,709,105)	(3,432,323)	(1,013,186)
Proceeds from Stock Option Exercises	87,797	65,099	15,738
Treasury Stock Transactions, net	(979)	(167,785)	(38,478)
Dividends Paid	(19,947)	(13,601)	(9,743)

	2,310,882	943,254	1,795,437

Effect of Exchange Rate on Cash	(5,385)	692	—
Net Increase (Decrease) in Cash and Cash Equivalents	323,727	(277,320)	245,870
Cash and Cash Equivalents at Beginning of Year	178,859	456,179	210,309

Cash and Cash Equivalents at End of Year	$502,586	$178,859	$456,179

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

Centex*			Financial Services
For the Years Ended March 31,			For the Years Ended March 31,
2005	2004	2003	2005	2004	2003

$1,011,364	$827,686	$555,919	$126,078	$132,845	$152,970

—	—	—	—	13,260	—
40,444	60,426	95,404	17,815	17,351	16,999
49,100	23,849	810	—	—	—
—	—	—	98,801	79,503	34,859
(67,223)	8,076	23,687	60,686	9,727	(2,430)
(55,994)	(79,987)	(42,672)	—	—	—
(77,078)	(58,345)	(77,970)	—	—	—
(215)	(8,051)	20,201	(173)	(201)	—

(2,899)	(42,091)	(3,589)	(64,586)	(88,595)	(62,462)
(101,871)	(54,366)	(44,726)	(19,504)	(13,442)	(51,701)
—	—	—	44,281	927,151	(61,535)
(1,928,261)	(1,203,547)	(734,666)	—	—	—
45,203	958	2,842	2,634	(494)	(5,006)
499,599	218,949	134,624	(64,676)	(12,022)	91,584
(18,367)	(44,080)	1,296	12,695	16,474	3,397
—	—	—	(60,619)	8,578	(155,879)
10,000	3,304	13,981	(3,231)	—	(239)

(596,198)	(347,219)	(54,859)	150,201	1,090,135	(39,443)

(15,426)	12,897	5,261	(324)	334	1,095
—	—	—	(1,515,072)	(1,934,832)	(1,398,235)

47,433	79,298	52,761	—	—	—
36,729	(68,189)	164,531	—	—	—
(23,294)	(38,935)	(47,226)	(20,019)	(14,823)	(15,475)
(6,067)	(18,432)	(144,200)	9,267	18,000	—

39,375	(33,361)	31,127	(1,526,148)	(1,931,321)	(1,412,615)

7,870	(25,257)	6,627	363,360	(1,058,211)	527,604

1,034,509	404,998	605,992	—	—	—
(217,324)	(164,073)	(298,491)	—	—	—

—	—	—	3,764,701	5,334,407	1,999,374
—	—	—	(2,709,105)	(3,432,323)	(1,013,186)
87,797	65,099	15,738	—	—	—
(979)	(167,785)	(38,478)	—	—	—
(19,947)	(13,601)	(9,743)	(49,000)	500	(73,777)

891,926	99,381	281,645	1,369,956	844,373	1,440,015

(5,385)	692	—	—	—	—
329,718	(280,507)	257,913	(5,991)	3,187	(12,043)
160,590	441,097	183,184	18,269	15,082	27,125

$490,308	$160,590	$441,097	$12,278	$18,269	$15,082

* In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

				Unamortized
			Capital in	Value of
	Common Stock		Excess of	Deferred
	Shares	Amount	Par Value	Compensation

Balance, March 31, 2002	122,342	$30,696	$57,098	$(2,408)
Issuance and Amortization of Restricted Stock	40	10	990	10
Exercise of Stock Options, Including Tax Benefit	1,040	260	19,621	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(1,750)	—	—	—
Other	—	—	5,519	—
Net Earnings	—	—	—	—
Unrealized Loss on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Other Comprehensive Income Items	—	—	—	—

Comprehensive Income

Balance, March 31, 2003	121,672	30,966	83,228	(2,398)
Issuance and Amortization of Restricted Stock	128	32	2,328	1,987
Stock Compensation	—	—	26,002	—
Exercise of Stock Options, Including Tax Benefits	3,478	870	89,500	—
Cash Dividends	—	—	—	—
Spin-off of Subsidiaries	—	—	—	—
Purchases of Common Stock for Treasury	(3,418)	—	—	—
Exercise of Convertible Debenture	800	200	1,900	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Other Comprehensive Income Items	—	—	—	—

Comprehensive Income

Balance, March 31, 2004	122,660	32,068	202,958	(411)
Issuance and Amortization of Restricted Stock	82	20	19,204	214
Stock Compensation	—	—	29,662	—
Exercise of Stock Options, Including Tax Benefits	4,952	1,239	157,932	—
Cash Dividends	—	—	—	—
Other Stock Transactions	35	—	(1,761)	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—

Comprehensive Income

Balance, March 31, 2005	127,729	$33,327	$407,995	$(197)

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

		Accumulated
	Treasury	Other
Retained	Stock	Comprehensive
Earnings	at Cost	Income (Loss)	Total
$2,050,902	$(6,559)	$(12,956)	$2,116,773
—	—	—	1,010
—	—	—	19,881
(9,743)	—	—	(9,743)
—	(38,478)	—	(38,478)
—	—	—	5,519
555,919	—	—	555,919
—	—	(10,849)	(10,849)
—	—	19,330	19,330
—	—	(1,516)	(1,516)

			562,884

2,597,078	(45,037)	(5,991)	2,657,846
—	—	—	4,347
—	—	—	26,002
—	—	—	90,370
(13,601)	—	—	(13,601)
(420,274)	—	—	(420,274)
—	(167,785)	—	(167,785)
—	—	—	2,100
827,686	—	—	827,686
—	—	5,706	5,706
—	—	36,864	36,864
—	—	964	964

			871,220

2,990,889	(212,822)	37,543	3,050,225
—	—	—	19,438
—	—	—	29,662
—	—	—	159,171
(19,947)	—	—	(19,947)
—	(979)	—	(2,740)
1,011,364	—	—	1,011,364
—	—	24,615	24,615
—	—	8,969	8,969

			1,044,948

$3,982,306	$(213,801)	$71,127	$4,280,757

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(A)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of Centex Corporation and subsidiaries (the “Company”) after the elimination of all significant intercompany balances and transactions.

     Balance sheet and cash flow data is presented in the following categories:

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

Revenue Recognition

     Revenues from Home Building projects are recognized as homes are sold and title passes. Revenues from land sales are recognized when payments of at least 20% of the total purchase price are received, the Company has no continuing obligations related to such land sold and the collection of any remaining receivables is reasonably assured.

     Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.

     Interest revenues on residential mortgage loans receivable are recognized as revenue using the interest (actuarial) method. Revenue accruals are suspended, except for revenue accruals related to insured mortgage loans, when the residential mortgage loan becomes contractually delinquent for 90 days or more. The accrual is resumed when the residential mortgage loan becomes less than 90 days contractually delinquent. At March 31, 2005 and 2004, residential mortgage loans, on which revenue was not being accrued, were approximately $217.9 million and $210.5 million, respectively.

     Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. In fiscal 2004, Construction Services recorded a project loss of $4.5 million related to the construction of a distribution facility. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor. Retainages of $95.7 million and $103.2 million included in construction contracts receivable and $102.0 million and $101.4 million included in accounts payable at March 31, 2005 and 2004, respectively, are generally receivable and payable within one year.

     Claims related to long-term construction contracts are recognized as revenue only after management has determined that the collection is probable and the amount can be reliably estimated. There are no claims included in revenues for the fiscal years ended March 31, 2005 and 2004 and 2003 (“fiscal 2005,” “fiscal 2004” and “fiscal 2003”).

     For the Company’s home services operations, revenue is recognized at the time the services are rendered. For the Company’s investment real estate operations, property sales are recognized when a buyer has made an adequate cash down payment, all significant risks and rewards of ownership have been relinquished and title has transferred to the buyer. Sales revenues related to contractually obligated improvements of our investment real estate operations are deferred until such improvements have been completed.

Earnings Per Share

     Basic earnings per share are computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding, including vested shares of restricted stock and vested deferred stock units under the long-term incentive plan. Diluted earnings per share are computed based upon the basic weighted-average number of shares plus the dilution of the stock options, unvested shares of restricted stock and unvested deferred stock units under the long-term incentive plan. Earnings per share calculations for all periods presented have been restated to give retroactive application to the March 12, 2004 two-for-one stock split effected in the form of a 100 percent stock dividend to Company stockholders of record on February 29, 2004.

     The following table provides information on anti-dilutive options excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2005 and 2004 and 2003 (shares reflected in thousands).

	For the Years Ended March 31,
	2005	2004	2003

Average outstanding shares	1,160	1,089	1,704
Average option exercise price	45.23	35.49	25.22

Cash and Cash Equivalents

     Cash equivalents represent highly liquid investments with an original maturity of three months or less.

Restricted Cash

     Restricted cash primarily represents cash restricted pursuant to insurance related regulatory requirements, required cash balances for Harwood Street Funding I, LLC (“HSF-I”) and Harwood Street Funding II, LLC (“HSF-II”) and other structured finance arrangements. Restricted cash also includes customer deposits that are temporarily restricted in accordance with regulatory requirements.

Residential Mortgage Loans

     Residential mortgage loans held for investment represent mortgage loans originated by Centex Home Equity Company, LLC and its related companies (“Home Equity”), which are securitized and recorded as secured borrowings in the financial statements using the portfolio method. These mortgage loans are stated at cost less an allowance for losses. Residential mortgage loans held for sale represent mortgage loans originated by CTX Mortgage Company, LLC, which will be sold to third parties and recorded as sales. The carrying value of loans designated as hedged is adjusted for changes in the fair value to the extent the hedge is deemed effective. Unhedged loans or loans hedged ineffectively are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current market conditions. Substantially all of the mortgage loans are delivered to third-party purchasers and/or subjected to securitization within three months after origination. These loans are subject to hedge instruments during the time they are held in inventory. Substantially all of the mortgage loans are pledged as collateral for secured financings.

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

     Home Equity believes that the allowance for losses is adequate to provide for credit losses in the existing residential mortgage loans held for investment, which include real estate owned. Home Equity evaluates the allowance on an aggregate basis considering, among other things, the relationship of the allowance to the amount of residential mortgage loans held for investment and historical credit losses. The allowance reflects Home Equity’s judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.

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

     Although Home Equity and CTX Mortgage Company, LLC consider the allowance for losses on residential mortgage loans held for investment and the loan origination reserve reflected in the consolidated balance sheet at March 31, 2005 to be adequate, there can be no assurance that this allowance or reserve will prove to be sufficient over time to cover ultimate losses. This allowance and reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Trade Accounts and Notes Receivable

     Trade accounts receivable primarily consist of accrued interest, amounts related to securitizations, receivables for the sale of servicing rights, closed unfunded home sales receivables, insurance claims receivable and trade sales related to the Company’s Financial Services and Home Building segments and are net of an allowance for doubtful accounts. Notes receivable at March 31, 2005 are collectible primarily over five years with $29.5 million being due within one year. The weighted-average interest rate on notes receivable at March 31, 2005 was 4.1%.

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

     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses includes the specific construction costs of each home and all applicable land acquisition, land development and related costs. Construction costs for homes closed include amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. Land acquisition and development costs are estimated based on the total costs expected in a project. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project.

     Land held for development and sale includes the cost of land purchased for development, deposits for land purchases and related acquisition costs. A liability has been established based on our historical experience, to anticipate that some of the amounts capitalized as land and land development cost will not ultimately be acquired. When it is probable that the land will not be acquired, the deposit and related acquisition costs are charged to the liability.

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

     The Company determines if it is the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent on management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and the entitlement risks related to the underlying land, among other factors. Based on this evaluation, if the Company is the primary beneficiary of those entities with which we have entered into lot option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements are available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. Lot option deposits related to these options are also reclassified to land held under option agreements not owned. To the extent we do not exercise our option to purchase such land, the amount of the lot option deposit and any letters of credit represent our maximum exposure to loss.

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

Property and Equipment, net

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for Buildings and Improvements typically range from 7 to 40 years; depreciable lives for Machinery, Equipment and Other typically range from 2 to 10 years. Major renewals and improvements are capitalized and depreciated. Leasehold improvements are depreciated over the life of the respective lease. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

Impairment of Long-Lived Assets

     The Company assesses housing projects, land held for development and sale and property and equipment for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in fiscal 2005, 2004 or 2003.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective April 1, 2001. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. The Company had no impairment of goodwill in fiscal 2005, 2004 or 2003. See further discussion of goodwill at Note (E), “Goodwill.”

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

     Changes in Home Equity’s MSRI were as follows:

	For the Years Ended March 31,
	2005	2004	2003

Beginning Balance	$89,374	$108,102	$125,272
Cash Received	(8,433)	(11,256)	(17,193)
Accretion and Other, Net	(10,821)	(7,472)	23

Ending Balance	$70,120	$89,374	$108,102

     The Company classifies MSRI as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, carries MSRI at fair value on the Company’s balance sheet.

     Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are estimated future credit losses and the discount rate applied to future cash flows. As a result of the mature nature of the MSRI, anticipated prepayments (principal reductions in excess of contractually scheduled reductions) do not have a significant impact on the determination of fair value. Home Equity monitors the fair value of MSRI and the reasonableness of the underlying assumptions in light of current market conditions.

     At March 31, 2005, Home Equity used the following assumptions in monitoring the fair value of the MSRI: cumulative credit losses of 4.61% to 7.47% and a discount rate of 15% simple interest. At March 31, 2005, the expected weighted-average life of Home Equity’s MSRI balance was 1.22 years, with individual transactions ranging from 0.08 years to 1.83 years.

     Home Equity had MSRI of $70.1 million and $89.4 million at March 31, 2005 and 2004, respectively. The outstanding principal amount of the related securitized loans was $394.5 million and $562.6 million at March 31, 2005 and 2004, respectively. Delinquencies related to MSRI were $31.8 million and $37.1 million at March 31, 2005 and 2004, respectively. Net credit losses for fiscal 2005, 2004 and 2003 were $23.9 million, $18.0 million and $22.4 million, respectively.

     At March 31, 2005, the sensitivity of the current fair value of the MSRI to an immediate 10 percent and 20 percent unfavorable change in assumptions is presented in the table below. These sensitivities are based on assumptions used to value our MSRI at March 31, 2005.

	Impact on fair value of an adverse change
Assumption	10%	20%

Credit Losses	$927	$1,836
Discount Rate	$1,271	$2,516

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

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs for fiscal 2005, 2004 and 2003 were $108.6 million, $91.4 million and $78.6 million, respectively.

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

Insurance Accruals

     We have certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations. The Company periodically assesses the adequacy of its insurance accruals and adjusts the amounts as necessary. Although we consider the insurance accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Expenses associated with insurance claims up to our deductible limits were $52.3 million, $42.7 million and $18.1 million for fiscal 2005, 2004 and 2003, respectively. As of March 31, 2005 and 2004, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $118.1 million and $91.7 million, respectively.

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

     On January 30, 2004, the Company modified all of its outstanding stock options and long-term incentive plan rights in order to keep the holders in the same economic position as before the spin-off of Centex Construction Products, Inc. (“Construction Products”). This adjustment is a modification, which resulted in a reduction of the option exercise price and an increase in the number of shares covered by the options or long-term incentive plan rights, under the provisions of SFAS No. 123 and accordingly, compensation expense of $12.2 million will be expensed over the remaining vesting periods. The $12.2 million in compensation expense represents the unamortized grant date Black-Scholes fair value of unvested options as of January 30, 2004. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25. In December 2004, the FASB issued a revision to SFAS No. 123.

     In May 2004, the Company granted approximately 1.8 million options to employees. The fair value of these options is $31.3 million, as calculated under the Black-Scholes option-pricing model, and is recognized as compensation expense over the vesting period. Compensation expense of $10.3 million related to these stock options was recognized during fiscal 2005. Stock units granted under the Company’s long-term incentive plan and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant.

     The following pro forma information reflects the Company’s net earnings and earnings per share as if compensation cost for all stock option plans and other equity-based compensation programs had been determined based upon the fair value at the date of grant for awards outstanding in fiscal 2005, 2004 and 2003, consistent with the provisions of SFAS No. 123.

	For the Years Ended March 31,
	2005	2004	2003

Net Earnings — as Reported	$1,011,364	$827,686	$555,919
Stock-Based Employee Compensation Included in Reported Net Income, net of Related Tax Effects	31,902	19,727	4,244
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(31,902)	(31,580)	(24,512)

Pro Forma Net Earnings	$1,011,364	$815,833	$535,651

Earnings Per Share:
Basic — as Reported	$8.08	$6.71	$4.57
Basic — Pro Forma	$8.08	$6.61	$4.41
Diluted — as Reported	$7.64	$6.40	$4.41
Diluted — Pro Forma	$7.64	$6.29	$4.25

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

	For the Years Ended March 31,
	2005	2004	2003

Total Interest Incurred	$486,197	$378,718	$318,349
Less — Interest Capitalized	(180,003)	(114,997)	(73,572)
Financial Services Interest Expense	(283,985)	(223,852)	(184,451)

Interest Expense, net	$22,209	$39,869	$60,326

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$137,011	$89,144	$49,450

Statements of Consolidated Cash Flows — Supplemental Disclosures

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Years Ended March 31,
	2005	2004	2003

Cash Paid for Interest	$460,012	$362,167	$318,607

Net Cash Paid for Taxes	$366,411	$356,853	$204,368

     Effective July 1, 2003, the Company consolidated HSF-I pursuant to the provisions of FIN 46, as discussed in Note (F), “Indebtedness.” As of July 1, 2003, the cumulative effect of a change in accounting principle recorded was $13.3 million, net of tax. As of July 1, 2003, assets and liabilities consolidated were as follows:

Cash and Cash Equivalents	$18,000
Residential Mortgage Loans Held for Sale	2,443,428
Other Assets	(36,100)
Accounts Payable	20,910
Financial Services Debt	(2,459,498)

Cumulative Effect of a Change in Accounting Principle	$(13,260)

     As explained in Note (I), “Land Held Under Option Agreements not Owned and Other Land Deposits” pursuant to the provisions of FIN 46, as of March 31, 2005 and 2004, the Company consolidated $415.4 million and $332.7 million, respectively, of lot option agreements and recorded $41.5 million and $29.7 million, respectively, of deposits related to these options as land held under option agreements not owned.

Recent Accounting Pronouncements

     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” (“SFAS 123R”). Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and is effective for annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods during which the amounts are deductible on the tax return. Although this provision does not impact the fiscal year 2005 financial statements, the Company believes the new deduction for qualified domestic production activities will likely result in a benefit to the Company’s financial statements in future periods. The Company is currently quantifying the potential benefit of this provision.

Reclassifications

     Certain prior year balances have been reclassified to conform to the fiscal 2005 presentation.

(B)	RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment by Home Equity, including real estate owned, consisted of the following:

	March 31,
	2005	2004

Residential Mortgage Loans Held for Investment	$7,999,728	$6,554,513
Allowance for Losses on Residential Mortgage Loans Held for Investment	(85,302)	(56,358)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$7,914,426	$6,498,155

     At March 31, 2005, contractual maturities of residential mortgage loans held for investment were as follows:

2006	$99,630
2007	98,878
2008	98,525
2009	105,300
2010 and thereafter	7,597,395

$7,999,728

     It is the Company’s experience that a substantial portion of the loan portfolio generally is renewed or repaid prior to contractual maturity dates. The above maturity schedule should not be regarded as a forecast of future cash collections.

(C)	ALLOWANCE FOR LOSSES ON RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Years Ended March 31,
	2005	2004	2003

Balance at Beginning of Period	$56,358	$28,384	$14,106
Provision for Losses	98,801	79,503	34,859
Losses Sustained, net of Recoveries of $1,226, $204 and $160	(69,857)	(51,529)	(20,581)

Balance at End of Period	$85,302	$56,358	$28,384

Allowance as a Percentage of Gross Loans Held for Investment	1.1%	0.9%	0.6%
Allowance as a Percentage of 90+ Days Contractual Delinquency	44.2%	36.4%	23.2%
90+ Days Contractual Delinquency (based on months)
Total Dollars Delinquent	$192,835	$154,868	$122,479
% Delinquent	2.4%	2.4%	2.6%

(D)	PROPERTY AND EQUIPMENT

     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,
	2005	2004

Land, Buildings and Improvements	$96,842	$98,887
Machinery, Equipment and Other	268,971	218,883

	365,813	317,770
Accumulated Depreciation	(203,508)	(161,879)

	$162,305	$155,891

     The Company had depreciation expense related to property and equipment of $42.1 million, $39.5 million, and $35.9 million for fiscal 2005, 2004, and 2003, respectively.

(E)	GOODWILL

     A summary of changes in goodwill by segment for the years ended March 31, 2005 and 2004 are presented below:

	Home	Financial	Construction
	Building	Services	Services	Other	Total

Balance as of March 31, 2003	$123,011	$17,055	$1,007	$71,866	$212,939
Goodwill Acquired	36,425	414	—	6,674	43,513
Other	(829)	(867)	—	(498)	(2,194)

Balance as of March 31, 2004	158,607	16,602	1,007	78,042	254,258

Goodwill Acquired	—	—	—	4,402	4,402
Goodwill Disposed	—	(4,865)	—	—	(4,865)
Other	(480)	—	—	(152)	(632)

Balance as of March 31, 2005	$158,127	$11,737	$1,007	$82,292	$253,163

     Goodwill for the Other segment at March 31, 2005 and 2004 is related to the Company’s home services operations.

     As explained in Note (G), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” the Company acquired through merger the Partnership, which resulted in the consolidation of $36.4 million in Home Building’s goodwill in fiscal 2004.

(F)	INDEBTEDNESS

     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at March 31 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries other than those included in Financial Services.

	March 31,
	2005		2004
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate

Short-term Debt:

Centex	$7,870	1.72%	$—	—%
Financial Services
Financial Institutions	190,779	3.12%	601,718	1.42%
Harwood Street Funding I, LLC Term Notes	250,000	2.90%	—	—%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	1,195,076	2.89%	936,000	1.15%
Harwood Street Funding II, LLC	832,021	2.99%	566,798	1.15%

Consolidated Short-term Debt	2,475,746		2,104,516

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	398,000	4.59%	258,000	4.67%
Senior Notes, due through 2015	2,458,547	6.32%	1,808,332	6.73%
Other Indebtedness, due through 2015	182,716	5.53%	152,152	5.31%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,838	8.75%	99,763	8.75%
Subordinated Debentures, due in 2006	99,992	7.38%	99,943	7.38%

	3,239,093		2,418,190

Financial Services
Home Equity Asset-Backed Certificates, due through 2035	7,099,520	3.63%	5,964,924	3.59%
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, due through 2010	60,000	4.87%	139,000	3.06%
Harwood Street Funding II, LLC Variable-Rate Subordinated Notes, due through 2009	93,750	5.02%	93,750	3.24%

	7,253,270		6,197,674

Consolidated Long-term Debt	10,492,363		8,615,864

Total Debt	$12,968,109		$10,720,380

     As of March 31, 2005, Centex’s short-term debt consists of $7.9 million in land acquisition notes.

     The weighted-average interest rates for short-term and long-term debt during the years ended March 31, 2005, 2004, and 2003 were:

	For the Years Ended March 31,
	2005	2004	2003

Short-term Debt

Centex	2.05%	1.26%	1.81%
Financial Services	2.24%	1.23%	1.61%

Long-term Debt:

Centex
Medium-term Note Programs (1)	5.41%	5.30%	5.31%
Senior Notes	6.47%	6.87%	7.72%
Other Indebtedness	5.62%	3.97%	4.16%
Subordinated Debentures	8.06%	8.06%	8.06%

Financial Services
Centex Home Equity Company, LLC Long-term Debt (2)	3.40%	3.51%	4.50%
CTX Mortgage Company, LLC Long-term Debt (3)	3.58%	2.56%	—%

(1)	Interest rates include the effects of an interest rate swap agreement.
(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable-Rate Subordinated Notes.
(3)	Consists of Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates.

     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total

2006	$341,814	$2,700,983	$3,042,797
2007	291,872	2,202,319	2,494,191
2008	667,884	1,157,803	1,825,687
2009	1,246	392,068	393,314
2010	226,264	465,128	691,392
Thereafter	1,710,013	334,969	2,044,982

	$3,239,093	$7,253,270	$10,492,363

     Financial Services’ long-term debt associated with Home Equity includes Asset-Backed Certificates of $7.10 billion at March 31, 2005. These Asset-Backed Certificates relate to securitized residential mortgage loans structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, as is common in these structures, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.

     Under Centex Corporation’s bank credit facilities, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2005, the Company was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of March 31, 2005 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$800,000	(1)
Multi-Bank Revolving Letter of Credit Facility	300,000	71,391	(2)

	1,100,000	871,391	(3)

International Homebuilding
Multi-Bank Revolving Credit Facility	319,430	180,384
Bonded Facility	14,093	14,093

	333,523	194,477	(4)

Financial Services
Secured Credit Facility	515,000	324,221	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,494,000
Harwood Street Funding II, LLC Facility	2,500,000	1,574,229

	6,015,000	3,392,450

	$7,448,523	$4,458,318	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for commercial paper borrowings. As of March 31, 2005, there were no borrowings under this backup facility, and our $700 million commercial paper program had no amounts outstanding. We have not borrowed under this revolving credit facility since its inception.

(2)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit under this facility may expire no later than July 2006.

(3)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation will provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(4)	The international homebuilding operations maintain a £170 ($319) million unsecured, committed, multi-bank revolving credit facility, maturing in February 2008, and a £7.5 ($14) million unsecured, uncommitted bonding facility, each of which is guaranteed by Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. In April 2005, Home Equity completed a transaction which will permit it to securitize its mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(6)	The amount of available capacity consists of $4,444.2 million of committed capacity and $14.1 million of uncommitted capacity as of March 31, 2005. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through sale of loans to HSF-I, pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. Since 1999, CTX Mortgage Company, LLC has sold substantially all conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At March 31, 2005, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of March 31, 2005, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, (2) term notes rated A1+ by S&P and P-1 by Moody’s and (3) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity.

     In January 2003, the FASB issued FIN 46, which modified the accounting for certain entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003. Prior to the implementation of FIN 46, HSF-I was not consolidated in the Company’s financial statements. As a result of the consolidation of HSF-I, the Company recorded a cumulative effect of a change in accounting principle of $13.3 million, net of tax, in the quarter ended September 30, 2003. The consolidation of HSF-I resulted in an increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s residential mortgage loans held for sale with a corresponding increase in the Company’s debt. In addition, interest income and interest expense of HSF-I subsequent to June 30, 2003, are reflected in the Company’s financial statements. Because HSF-I is a consolidated entity as of July 1, 2003, all transactions between the Company and HSF-I subsequent to June 30, 2003 have been eliminated in consolidation.

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

     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $9.33 billion and $13.11 billion of mortgage loans to investors during the years ended March 31, 2005 and 2004, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $141.7 million, $245.9 million and $192.4 million for the years ended March 31, 2005, 2004 and 2003, respectively.

Centex Home Equity Company, LLC and Harwood Street Funding II, LLC

     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $2.5 billion. HSF-II obtains funds for the purchase of eligible loans by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of March 31, 2005, HSF-II had outstanding (1) short-term secured liquidity notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.

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

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $163.9 million and $140.1 million at March 31, 2005 and 2004, respectively. These joint ventures had total outstanding secured construction debt of approximately $426.3 million and $202.2 million at March 31, 2005 and 2004, respectively. The Company is liable, on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. The Company’s maximum potential liability with respect to the debt of the recourse joint ventures, based on its ownership percentage of the recourse joint ventures, is approximately $160.1 million and $73.2 million at March 31, 2005 and 2004, respectively. For certain of the joint ventures, the Company has also guaranteed the completion of the project by the joint ventures and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project.

     At March 31, 2005, the Company has $230.3 million in outstanding letters of credit. These letters of credit are primarily issued pursuant to certain performance related obligations of the Home Building segment.

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

     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States and in the United Kingdom. The warranty covers defects in materials or workmanship in the first two years of the customer’s ownership of the home and certain designated components or structural elements of the home in the third through tenth years. Prior to April 1, 2004, Home Building’s United States warranties for non-structural defects in materials or workmanship covered the first year. In California, effective January 1, 2003, Centex Homes began following the statutory provisions of Senate Bill 800, which, in part, provide a statutory warranty to customers and a statutory dispute resolution process. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Home Building’s contractual warranty liability at March 31 are as follows:

	March 31,
	2005	2004

Balance at Beginning of Period	$20,146	$16,125
Warranties Issued	46,303	29,806
Settlements Made	(34,365)	(25,597)
Changes in Liability of Pre-Existing Warranties, Including Expirations	6,869	(188)

Balance at End of Period	$38,953	$20,146

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve at March 31 are as follows:

	March 31,
	2005	2004

Balance at Beginning of Period	$25,045	$28,594
Provisions for Losses	557	1,837
Settlements	(6,799)	(5,386)

Balance at End of Period	$18,803	$25,045

     In January 2003, we received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. Centex does not believe that this matter will have a material impact on the Company’s consolidated results of operations or financial position.

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

     The Company leases certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2006 — $64.0 million; 2007 — $56.7 million; 2008 — $50.2 million; 2009 — $41.5 million; 2010 — $33.9 million and thereafter — $65.2 million.

     Rental expense for the years ended March 31, 2005, 2004 and 2003 was $65.5 million, $52.3 million and $39.1 million, respectively.

(I)	LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS

     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire at various dates through the year 2014.

     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain lot option agreements at March 31, 2005. As a result, the Company recorded $415.4 million and $332.7 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests as of March 31, 2005 and 2004, respectively. In addition, at March 31, 2005 and 2004, the Company recorded $41.5 million and $29.7 million, respectively, of deposits related to these options as land held under option agreements not owned.

     At March 31, 2005 and 2004, the Company had deposited, invested or secured with a letter of credit with third parties $182.3 million and $88.7 million, respectively, to ensure future availability of land for homebuilding. As of March 31, 2005, deposits of $141.9 million (excluding the $41.5 million of deposits discussed above) are included in land held for development and sale. At March 31, 2004, deposits of $88.7 million (excluding the $29.7 million of deposits discussed above) were included in land held for development and sale. As of March 31, 2005 and 2004, these lot option agreements had a total remaining purchase price of approximately $6.93 billion and $3.22 billion, respectively.

(J)	COMPREHENSIVE INCOME

     Comprehensive income is summarized below:

	For the Years Ended March 31,
	2005	2004	2003

Net Earnings	$1,011,364	$827,686	$555,919
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	24,615	5,706	(10,849)
Foreign Currency Translation Adjustments	8,969	36,864	19,330
Other	—	964	(1,516)

Comprehensive Income	$1,044,948	$871,220	$562,884

     The foreign currency translation adjustments are primarily the result of international homebuilding’s translated assets, liabilities and income statement accounts. The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments in place as of March 31, 2005 is discussed in detail in Note (N), “Derivatives and Hedging.” Unrealized gain or loss on hedging instruments also includes other comprehensive loss of $7,104 related to terminated hedges executed in connection with the anticipated issuance of fixed-rate debt. This other comprehensive loss will be recognized in earnings over the remaining term of the respective fixed-rate debt.

Other consists of the unrealized gain or loss on investments, which represents mark to market adjustments to securities available for sale by the Company.

     The components of accumulated other comprehensive income are as follows:

	As of March 31, 2005
		Tax
	Before Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Unrealized Gain on Hedging Instruments	$12,910	$(4,471)	$8,439
Foreign Currency Translation Adjustments	62,688	—	62,688

Accumulated Other Comprehensive Income	$75,598	$(4,471)	$71,127

(K)	BUSINESS SEGMENTS

     As of March 31, 2005, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company. Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables.

     In June 2003, we consummated the tax-free spin-offs to our stockholders of substantially all of our manufactured housing operations, which had previously been included in the Other segment. In January 2004, we spun off tax-free to our stockholders our entire ownership interest in Construction Products, our former construction products subsidiary, which had previously been reported as a separate business segment. All Construction Products’ operations are reflected as a discontinued operation and are not included in the segment information below.

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

Home Building

     Home Building’s domestic operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots. Our international homebuilding operations involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom.

Financial Services

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $648.6 million, $525.9 million and $356.8 million in fiscal 2005,

2004 and 2003, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $6.8 million, $4.9 million and $6.2 million for fiscal 2005, 2004 and 2003, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Other

     The Company’s Other segment includes corporate general and administrative expenses and interest expense. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off tax-free substantially all of its manufactured housing operations, which had previously been included in the Other segment. All remaining manufactured housing operations are reflected as a discontinued operation and not included in the segment information below.

     The following are included in Other in the tables below (dollars in millions):

	For the Years Ended March 31,
	2005	2004	2003

Operating Loss from Home Services Operations	$(15.8)	$(2.3)	$(9.6)
Operating Earnings from Investment Real Estate Operations	21.4	44.8	34.0
Corporate General and Administrative Expense	(82.9)	(105.5)	(60.3)
Interest Expense	(22.2)	(39.9)	(60.3)
Other	—	—	(0.6)

	$(99.5)	$(102.9)	$(96.8)

	For the Year Ended March 31, 2005
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$9,861.0	$1,107.2	$1,738.6	$152.9	$12,859.7
Cost of Sales	(7,111.5)	(284.0)	(1,646.9)	(79.2)	(9,121.6)
Selling, General and Administrative Expenses	(1,373.0)	(618.8)	(70.1)	(173.2)	(2,235.1)
Earnings from Unconsolidated Entities	68.9	—	1.9	—	70.8

Earnings (Loss) from Continuing Operations Before Income Tax	$1,445.4	$204.4	$23.5	$(99.5)	$1,573.8

Segment Assets	$8,448.6	$10,453.9	$340.6	$768.0	$20,011.1
Capital Expenditures	$32.7	$23.7	$1.6	$4.0	$62.0

Depreciation and Amortization	$26.0	$17.8	$1.9	$12.6	$58.3

     The Home Building segment includes revenues and total assets of $501.3 million and $677.3 million, respectively, from operations in the United Kingdom for the fiscal year ended March 31, 2005.

	For the Year Ended March 31, 2004
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$7,599.5	$1,047.9	$1,596.3	$119.7	$10,363.4
Cost of Sales	(5,607.2)	(223.8)	(1,521.9)	(37.8)	(7,390.7)
Selling, General and Administrative Expenses	(1,042.3)	(593.8)	(60.1)	(199.3)	(1,895.5)
Earnings from Unconsolidated Entities	55.3	—	2.1	14.5	71.9

Earnings (Loss) from Continuing Operations Before Income Tax	$1,005.3	$230.3	$16.4	$(102.9)	$1,149.1

Segment Assets	$6,189.6	$9,082.5	$341.5	$473.9	$16,087.5
Capital Expenditures	$33.4	$16.7	$2.0	$4.0	$56.1

Depreciation and Amortization	$24.2	$17.4	$1.9	$6.1	$49.6

     The Home Building segment includes revenues and total assets of $80.5 million and $556.1 million, respectively, from operations in the United Kingdom. Depreciation and Amortization for discontinued operations was $28.2 million for the fiscal year ended March 31, 2004.

	For the Year Ended March 31, 2003
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$5,922.7	$855.0	$1,517.9	$133.1	$8,428.7
Cost of Sales	(4,454.0)	(184.5)	(1,415.1)	(38.3)	(6,091.9)
Selling, General and Administrative Expenses	(849.2)	(508.7)	(73.6)	(204.8)	(1,636.3)
Earnings from Unconsolidated Entities	32.2	—	1.5	13.2	46.9

Earnings (Loss) from Continuing Operations Before Income Tax	$651.7	$161.8	$30.7	$(96.8)	$747.4

Segment Assets	$4,000.3	$5,670.3	$292.8	$922.7	$10,886.1
Capital Expenditures	$28.4	$16.6	$2.0	$27.7	$74.7

Depreciation and Amortization	$18.7	$17.0	$2.5	$35.4	$73.6

     Depreciation and Amortization for discontinued operations was $38.8 million for the fiscal year ended March 31, 2003.

(L)	INCOME TAXES

     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2005	2004	2003
Current Provision
Federal	$487,870	$310,088	$169,785
State	81,072	44,042	48,351

	568,942	354,130	218,136

Deferred Provision (Benefit)
Federal	11,806	(1,563)	4,452
State	(18,343)	19,366	(2,050)

	(6,537)	17,803	2,402

Provision for Income Taxes	$562,405	$371,933	$220,538

     The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,
	2005	2004	2003

Earnings from Continuing Operations Before Income
Taxes and Cumulative Effect of a Change in Accounting Principle	$1,573,769	$1,149,064	$747,350

Income Taxes at Statutory Rate	$550,819	$402,172	$261,573
Increases (Decreases) in Tax Resulting from —
State Income Taxes, net	40,301	42,037	29,738
Change in Valuation Allowance	(39,278)	(54,353)	(88,843)
Other	10,563	(17,923)	18,070

Provision for Income Taxes	$562,405	$371,933	$220,538

Effective Tax Rate	36%	32%	30%

     Components of deferred income taxes are as follows:

	March 31,
	2005	2004

Deferred Tax Assets
Deferred Compensation	$37,121	$20,848
Net Operating Loss Carryforwards	1,289	39,457
Uniform Capitalization for Tax Reporting	104,939	67,735
Accrued Liabilities	213,442	134,885
Securitization Reporting Differences	—	22,408
Partnership Reporting Differences	14,205	3,116
All Other	3,659	13,150

Deferred Tax Assets	374,655	301,599
Valuation Allowance for Deferred Tax Assets	—	(39,278)

Total Deferred Tax Assets	374,655	262,321

Deferred Tax Liabilities
Excess Tax Depreciation and Amortization	20,253	10,068
Interest and Real Estate Taxes Expensed as Incurred	75,312	40,636
Installment Sale Reporting	6,389	12,959
Percentage of Completion Reporting	21,780	12,357
Securitization Reporting Differences	62,159	—
All Other	11,027	9,737

Total Deferred Tax Liabilities	196,920	85,757

Net Deferred Tax Assets	$177,735	$176,564

     At March 31, 2005, the Company had $3.7 million of net operating loss carryforwards available to reduce future federal taxable income. In fiscal 2005, the Company utilized $109.7 million of net operating loss carryforwards. A valuation allowance had previously been established against $109.2 million of the carryforwards utilized. The net operating loss carryforwards, if unused, expire in fiscal year 2009.

     As of March 31, 2005, the Company has not provided for withholding taxes or U.S. federal income taxes on approximately $110 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. Determination of the deferred income tax liability of these unremitted earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

(M)	CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS

Stock Split

     On March 12, 2004, the Company completed a two-for-one stock split in the form of a 100 percent stock dividend to Company stockholders of record on February 29, 2004. All prior period stock prices, dividends and earnings per share have been restated to give retroactive application to the stock split.

Stockholder Rights Plan

     On October 2, 1996, the Board of Directors of the Company (the “Board”) adopted a new stockholder rights plan (“Plan”) to replace the original rights plan, which expired on October 1, 1996. In connection with the Plan, the Board authorized and declared a dividend of one right (“Right”) for each share of Common Stock of the Company to all stockholders of record at the close of business on October 15, 1996. After giving effect to the Company’s two-for-one stock splits effective March 2, 1998 and March 12, 2004, and the April 2002 amendment to the Plan increasing the exercise price, each Right entitles its holder to purchase one one-hundredth of a share of a new series of preferred stock designated Junior Participating Preferred Stock, Series D, at an exercise price of $105.00. The Rights will become exercisable upon the earlier of ten days after the first public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Stock or ten business days after a person or group announces an offer, the consummation of which would result in such person or group beneficially owning 15% or more of the Common Stock (even if no purchases actually occur), unless such time periods are deferred by appropriate Board action. The Plan excludes FMR Corp. from causing the rights to become exercisable until such time as FMR Corp., together with certain affiliated and associated persons, collectively own 20% or more of the Common Stock.

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

Stock Options

     Stock options granted under the Amended and Restated Centex Corporation 2003 Equity Incentive Plan (the “2003 Plan”), the Amended and Restated Centex Corporation 2001 Stock Plan (the “2001 Plan”) and the Eighth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the “1998 Plan”) may not be granted at less than fair market value. Although the Centex Corporation Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) provides that stock options may be granted at less than fair market value, the Company has consistently followed the practice of issuing options at or above fair market value. No options could be awarded under the 1987 Plan past fiscal 2001. The 1998 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the grant of nonqualified stock options to employees of the Company and its affiliates, other than officers and directors of the Company. The exercise price of any option granted under the 1998 Plan must be paid in cash upon exercise (including pursuant to a cashless exercise), or by means of tendering previously owned shares of common stock or shares issued pursuant to a grant (including pursuant to a net exercise). Under all plans, the option periods and the dates that the shares covered by the options may first become exercisable within a maximum period of ten years at which time these options expire.

     The Company records proceeds from the exercise of stock options as additions to Common Stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. On April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 under which the Company recognizes compensation expense of a stock-based award to an employee on a straight-line basis over the vesting period based on the fair value of the award on the grant date. The fair value method has been applied to awards granted or modified after April 1, 2003 (the prospective method), whereas awards granted prior to such date continued to be accounted for in accordance with APB No. 25, and related interpretations. In general, under APB No. 25, no expense was recognized related to the Company’s stock options because the stock options are granted at or above fair market value.

     A summary of the activity of the stock option plans is presented below:

	For the Years Ended March 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options Outstanding, Beginning of Year	17,197,357	$19.09	16,210,186	$17.66	14,277,810	$15.68
Options Granted at Fair Market Value	1,828,230	$45.30	2,855,480	$35.51	3,450,980	$25.21
Options Issued as Part of Modification	—	$—	1,737,528	$—	—	$—
Options Exercised	(4,952,134)	$17.00	(3,480,371)	$16.25	(1,040,164)	$15.05
Options Cancelled	(30,677)	$28.17	(125,466)	$22.73	(478,440)	$18.67

Options Outstanding, End of Year	14,042,776	$23.22	17,197,357	$19.09	16,210,186	$17.66

Options Exercisable, End of Year	11,121,137		11,614,372		10,102,092

Shares Available for Future Stock Option Grants, End of Year	6,365,554		8,808,656		4,777,486

Weighted-Average Fair Value of Options Granted During the Year	$17.25		$12.43		$10.12

     Using the treasury stock method, which assumes that any proceeds together with the related tax benefits from the exercise of options and future compensation expense would be used to purchase Common Stock at current prices, the dilutive effect of the options on outstanding shares as of March 31, 2005 would have been 5.3%. This is significantly less than appears on a gross basis when compared to the 127,729,275 shares of Common Stock outstanding as of March 31, 2005.

     The following table summarizes information about stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price
$ 5.97-$11.95	2,486,660	4.1	$9.90	2,421,333	$9.90
$11.96-$17.92	4,704,006	3.1	$17.12	4,677,785	$17.12
$17.93-$23.90	2,414,129	3.8	$22.69	1,696,496	$22.68
$29.87-$35.84	2,594,490	4.9	$31.84	1,695,341	$31.84
$41.82-$47.79	1,835,491	6.1	$45.23	630,182	$45.23
$53.77-$59.74	8,000	6.9	$58.33	—	$—

	14,042,776	4.1	$23.22	11,121,137	$20.23

     At March 31, 2003, the Company was following the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost had been recognized for the stock options. As noted above, effective April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123. On January 30, 2004, the Company modified all of its stock options and long-term incentive plan rights outstanding, in order to keep the holders in the same economic position as before the spin-off of Construction Products. The modification resulted in a reduction of the exercise price and an increase in the number of shares. This adjustment is a modification under the provisions of SFAS No. 123 and accordingly, compensation expense of $12.2 million will be expensed over the remaining vesting periods. The $12.2 million in compensation expense represents the unamortized grant date Black-Scholes fair value of unvested options as of January 30, 2004. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for all awards in fiscal 2004 and 2003, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts detailed in Note (A), “Significant Accounting Policies.”

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,
	2005	2004	2003

Expected Volatility	44.2%	42.5%	38.6%
Risk-Free Interest Rate	3.7%	2.1%	4.7%
Dividend Yield	0.4%	0.2%	0.3%
Expected Life (Years)	4	4	5

     The following table summarizes information about equity compensation plans, other than tax qualified plans, as of March 31, 2005:

					(c)
					Number of
					securities
		(a)			remaining available
		Number of			for future issuance
		securities to be	(b)		under equity
		issued upon	Weighted-average		compensation plans
		exercise of	exercise price of		[excluding
		outstanding	outstanding		securities
		options, warrants	options, warrants		reflected in column
Plan Category	Plan	and rights	and rights		(a)]

Equity Compensation Plans	1987	3,961,386	$14.26		—
Approved by	2001	1,646,650	$31.50		1,133,490
Stockholders	2003	868,752	$45.24		5,209,387

Equity Compensation Plans	1998	7,565,988	$23.57		22,677
not Approved by	Long-Term
Stockholders	Incentive Plan	1,581,746	$—		29,986

Total		15,624,522	$23.22	(1)	6,395,540

(1)	Weighted-average exercise price excludes any items with an exercise price of $0.

     See the discussion of the 1987 Plan, 1998 Plan, 2001 Plan and 2003 Plan above. The Company also grants stock units, which are converted into shares of Centex Common Stock at payout, to certain employees under its Long-Term Incentive Plan. Pursuant to the Long-Term Incentive Plan, participants may receive awards of deferred stock units representing the right to receive an equal number of shares of Centex Common Stock at the time the award is paid. Awards vest over a three-year period or upon a change in control, as defined in such Plan, and are generally paid upon the earlier of seven years or retirement, although the Compensation Committee is permitted to make an early payout at its discretion. The Company also issues restricted stock under the 2001 Plan and issues stock awards, restricted stock, stock units and performance awards under the 2003 Plan. At March 31, 2005, there were 209,634 shares of restricted stock outstanding.

Employee Benefit Plans

     Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s profit sharing plans. The plans operate on a calendar year. The aggregate cost of these plans to the Company was $36.2 million in fiscal 2005, $32.7 million in fiscal 2004 and $27.2 million in fiscal 2003.

(N)	DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the risks that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements, designated as cash flow hedges. Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into mandatory forward trade commitments (“forward trade commitments”) designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. In addition, CTX Mortgage Company, LLC and its related companies enter into other derivatives not designated as hedges. The following discussion summarizes our derivatives used to manage the risk of interest rate fluctuations.

Cash Flow Hedges

     The Company has interest rate swap agreements that, in effect, fix the variable interest rates on a portion of its outstanding debt. Financial Services, through Home Equity, also uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed-rate securitization debt used to finance sub-prime mortgages. These interest rate swap agreements are designated as cash flow hedges. The following table summarizes the interest rate swap agreements in place as of March 31, 2005 (dollars in thousands except as indicated).

			Fixed			Accumulated Other
	Notional Value		Interest		Termination	Comprehensive
	(in millions)		Rate		Date	Income (Loss)
Centex
Interest rate swap	$25.0		6.7%		October 2005	$(438)
Interest rate swap	$94.0	(1)	4.0%		March 2006	665

Financial Services
Interest rate swaps	$60.0		4.5	% (2)	Through February 2012	142
Interest rate swaps	$2,500.7		2.6	% (2)	Through April 2008	15,174

						$15,543

(1)	This interest rate swap hedges £50.0 million of our international homebuilding operation’s outstanding debt.
(2)	Weighted average fixed interest rates.

     Interest rate swap agreements are recorded at their fair value in other assets or accrued liabilities in the Consolidated Balance Sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of stockholders’ equity through other comprehensive income (loss). Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts were insignificant for the year ended March 31, 2005.

     Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments. Based on the balance in accumulated other comprehensive income, the Company estimates decreases in interest incurred over the next 12 months to be approximately $278.0 thousand for Centex and $17.4 million for Financial Services.

Fair Value Hedges

     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $19.9 million and $16.2 million for the years ended March 31, 2005 and 2004, respectively.

Other Derivatives

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

     To offset the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC and its related companies execute forward trade commitments. Certain forward trade commitments are not designated as hedges and are therefore treated as derivative instruments. Their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings.

     The net change in the estimated fair value of other derivatives resulted in a gain of approximately $3.7 million for the year ended March 31, 2005 and a loss of approximately $12.3 million for the year ended March 31, 2004.

(O)	RELATED PARTY TRANSACTIONS

     The following related party transactions with Centex Development Company, L.P. (the “Partnership”) for fiscal year 2004 includes only related party transactions and amounts through February 29, 2004, the date of acquisition of the Partnership. Related party transactions and amounts occurring after the Partnership’s consolidation are not included in the amounts below as the related party amounts have been eliminated in consolidation.

     Centex Homes purchased land from the Partnership during fiscal 2004 totaling $19.0 million. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the year ended March 31, 2004, Centex Homes paid $1.9 million to the Partnership in fees and reimbursements pursuant to these agreements.

     Construction Services has historically executed construction contracts with the Partnership. At February 29, 2004, a $10.0 million contract for the construction of an office building had been executed with the Partnership and was outstanding, and was completed prior to March 31, 2004. During the eleven months ended February 29, 2004, the Partnership paid $7.4 million to Construction Services pursuant to these contracts.

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

     The consolidated carrying values of cash and cash equivalents, restricted cash, mortgage securitization residual interest, other receivables, accounts payable and accrued liabilities and short-term debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,
	2005			2004
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

Financial Assets
Residential Mortgage Loans Held for Investment	$7,914,426	$8,062,109	(1)	$6,498,155	$6,675,546	(1)
Residential Mortgage Loans Held for Sale	$1,775,324	$1,775,946	(1)	$1,819,605	$1,820,739	(1)
Financial Liabilities
Centex Long-term Debt	$3,239,093	$3,338,909	(2)	$2,418,190	$2,445,061	(2)
Financial Services Long-term Debt	$7,253,270	$7,254,793	(2)	$6,197,674	$6,262,086	(2)

(1)	Fair values are based on quoted market prices for similar instruments.
(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.

(Q)	OFF-BALANCE SHEET OBLIGATIONS

     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (H), “Commitments and Contingencies.”

(R)	SPIN-OFF OF SUBSIDIARIES

     In June 2003, the Company spun off tax-free substantially all of its manufactured housing operations, which had previously been included in the Other segment. As a result of the spin-off, the manufactured housing operations’ earnings for all periods prior to the spin-off have been reclassified to discontinued operations in the Statements of Consolidated Earnings.

     In January 2004, the Company spun off tax-free its entire ownership interest in Construction Products, which had previously been reported as a separate business segment. As a result of the spin-off, Construction Products’ earnings for all periods prior to the spin-off have been reclassified to discontinued operations in the Statements of Consolidated Earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the March 31, 2005 presentation. In connection with the tax-free distribution of our interests in Construction Products, we recognized as a component of discontinued operations, a tax benefit of $33.5 million. The tax benefit is a result of the reversal of a deferred tax liability for the difference between the financial carrying amount of our investment in Construction Products and the respective tax basis, which was no longer required given the tax-free nature of the distribution.

     For the years ended March 31, 2004 and 2003, discontinued operations had revenues of $461.9 million and $643.2 million and operating earnings of $49.9 million and $47.5 million, respectively. In connection with the spin-offs, in fiscal 2004, we recorded a dividend to stockholders of $420.3 million representing our net investment in manufactured housing operations and Construction Products on the respective spin-off dates.

(S)	SUBSEQUENT EVENTS

     Home Equity has the option to purchase or “call” residential mortgage loans from a securitization when the unpaid principal balance of such mortgage loans included in the securitization falls below certain specified levels. In April 2005, Home Equity exercised its option to call certain loans, which will result in a cash payment of $17.1 million in May 2005 for the acquisition of the loans. Residential mortgage loans called under such arrangements may be included in a subsequent securitization.

     In April 2005, Home Equity completed a transaction which will permit it to securitize its mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

     In May 2005, the Company granted approximately 1.7 million options, 249.7 thousand shares of restricted stock and 562.6 thousand long-term incentive plan rights to employees.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

     Our management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Centex Corporation maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Centex Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Centex Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Centex Corporation and subsidiaries and our report dated May 26, 2005 expressed an unqualified opinion thereon.

Dallas, Texas

May 26, 2005

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with generally accepted U. S. accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centex Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2005 expressed an unqualified opinion thereon.

     As discussed in Note (A) to the consolidated financial statements, in fiscal year 2004 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock Issued to Employees,” utilizing the prospective method of adoption as permitted by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Also, as discussed in Note (A) to the consolidated financial statements, in fiscal year 2004, the Company adopted Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities” as revised.

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

Dallas, Texas

May 26, 2005

Quarterly Results (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Quarters Ended 2005 and 2004
	Q1	Q2	Q3	Q4

2005
Revenues	$2,766,073	$2,984,906	$3,118,623	$3,990,093

Earnings from Continuing Operations (2)	$177,233	$210,612	$253,771	$369,748

Net Earnings	$177,233	$210,612	$253,771	$369,748

Earnings from Continuing Operations Per Share (2)
Basic	$1.43	$1.70	$2.02	$2.89
Diluted	$1.35	$1.61	$1.91	$2.75
Net Earnings Per Share
Basic	$1.43	$1.70	$2.02	$2.89
Diluted	$1.35	$1.61	$1.91	$2.75
Average Shares Outstanding
Basic	123,573,221	124,036,791	125,593,379	127,739,654
Diluted	130,926,818	130,981,144	132,547,190	134,248,349

2004
Revenues	$2,172,629	$2,428,326	$2,569,857	$3,192,579

Earnings from Continuing Operations (2)	$133,218	$188,054	$187,870	$267,989
Earnings from Discontinued Operations, net of Taxes	9,572	11,335	10,800	32,108
Cumulative Effect of a Change in Accounting Principle, net of Taxes	—	(13,260)	—	—

Net Earnings	$142,790	$186,129	$198,670	$300,097

Earnings from Continuing Operations Per Share (2) (3)
Basic	$1.09	$1.53	$1.51	$2.17
Diluted	$1.04	$1.46	$1.43	$2.05
Net Earnings Per Share
Basic	$1.17	$1.51	$1.60	$2.43
Diluted	$1.12	$1.44	$1.52	$2.30
Average Shares Outstanding
Basic	122,490,530	123,427,650	124,076,292	123,525,669
Diluted	127,865,692	129,076,874	130,659,958	130,515,294

(1)	The quarterly results presented in this table for the periods covered by the financial statements included in this Report and all prior periods have been adjusted to reflect our Construction Products operations (spun off in January 2004) and our manufactured housing operations (spun off in June 2003) as discontinued operations.

(2)	Earnings from Continuing Operations are Before Cumulative Effect of a Change in Accounting Principle. For more detailed discussion of the change in accounting principle, see Note (F), “Indebtedness” of the Notes to Consolidated Financial Statements of this Report.

(3)	On March 12, 2004, we completed a two-for-one stock split in the form of a 100 percent stock dividend to our stockholders of record as of February 29, 2004. All prior period earnings per share amounts have been restated to give retroactive application to the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

     For management’s and independent registered public accounting firm’s reports on internal controls over financial reporting, see the financial statements and supplementary data to this Report.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information relating to the executive officers of the Company that follows Item 4 of Part I of Part A of this Report and is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the July 14, 2005 Annual Meeting of Stockholders:

Item	Caption in the 2005 Proxy Statement

10	Election of Directors and Related Matters

10	Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance

11	Executive Compensation

12	Stock Ownership

12	Executive Compensation — Equity Compensation Plans

13	Certain Transactions

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

     See Item 10 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10 above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is incorporated herein by reference to the information included and referenced under the caption “Appointment of Independent Auditors” in the Company’s Proxy Statement for the July 14, 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this Report:

1.	Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2005, together with the accompanying Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm of this Report.

2.	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

3.	Exhibits

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits of this Report.

INDEX TO EXHIBITS

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended	Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.2	Amended and Restated By-laws of Centex dated May 15, 2003	Exhibit 3.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

4.1	Specimen Centex common stock certificate (with Rights Agreement legend)	Exhibit 4.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

4.2	Rights Agreement, dated as of October 2, 1996, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4 to Centex’s Registration Statement on Form 8-A (File No. 1-6776) filed on October 8, 1996 (the “1996 Form 8-A”)

4.3	Amendment No. 1 to Rights Agreement, dated as of February 18, 1999, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4.2 to Amendment No. 1 to the 1996 Form 8-A, filed on February 22, 1999

4.4	Amendment No. 2 to Rights Agreement, dated as of April 29, 2002, between Centex and Mellon Investor Services L.L.C. (f/k/a ChaseMellon Shareholder Services, L.L.C.), as rights agent	Exhibit 4.3 to Amendment No. 2 to the 1996 Form 8-A, filed on May 2, 2002

4.5	Indenture, dated October 1, 1998, between Centex and JPMorgan Chase Bank, N.A. (formerly Chase Bank of Texas, National Association)	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated October 21, 1998

4.6	Indenture, dated March 12, 1987, between Centex and JPMorgan Chase Bank, N.A. (formerly Texas Commerce Bank National Association)	Exhibit 4.5 to Amendment No. 1 to Centex’s Registration Statement on Form S-3 (File No. 333-72893), filed on May 14, 1999

4.7	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as exhibits 4.5 and 4.6, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to pooling and servicing agreements or similar agreements in connection with certain asset securitizations involving certain subsidiaries of Centex, which agreements have been filed with the SEC as exhibits to various registration statements of CHEC Funding, LLC or to reports incorporated by reference in such registration statements, (c) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (d) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Filed herewith

10.2	Eighth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (“1998 Stock Option Plan”)*	Filed herewith

10.2a	Form of stock option agreement for 1998 Stock Option Plan*	Filed herewith

10.3	Amended and Restated Centex Corporation 2001 Stock Plan (“2001 Stock Plan”)*	Filed herewith

10.3a	Form of stock option agreement for 2001 Stock Plan*	Exhibit 10.3a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Exhibit 10.3b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.4	Amended and Restated Centex Corporation Long Term Incentive Plan (“LTIP”)*	Exhibit 10.4 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.4a	Form of award agreement for LTIP*	Exhibit 10.4a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.5	Centex Corporation 2003 Annual Incentive Compensation Plan	Exhibit 10.13 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.5a	Form of award agreement for incentive compensation*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated May 12, 2005

10.6	Amended and Restated Centex Corporation 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”)*	Filed herewith

10.6a	Form of stock option agreement for 2003 Equity Incentive Plan*	Exhibit 10.6a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.6b	Form of stock unit agreement for 2003 Equity Incentive Plan*	Exhibit 10.6b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.6c	Form of restricted stock agreement for 2003 Equity Incentive Plan*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated May 12, 2005

10.7	Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.8 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003

10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 4 to Centex’s Registration Statement on Form S-8 (File No. 333-37956) filed on May 26, 2000

10.9	Centex Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”)*	Exhibit 10.9 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.9a	Amendment No. 1 to Centex Corporation Executive Deferred Compensation Plan*	Filed herewith

10.9b	Form of deferred compensation agreement for Executive Deferred Compensation Plan*	Filed herewith

10.10	Centex Corporation Salary Continuation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.11	Centex Comprehensive Medical Plan*	Filed herewith

10.12	Consulting Agreement, dated as of March 31, 2002, between Centex and David W. Quinn*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.13	Termination Agreement, dated as of March 31, 2004, between Centex and David W. Quinn*	Exhibit 10.12 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.14	Executive Employment Agreement, dated as of June 1, 2000, between Centex and Leldon E. Echols*	Exhibit 10.5a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001

10.15	Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.15 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.16	Amendment No. 1 to Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.19 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.17	Administrative Services Agreement between Centex Service Company and Cavco Industries, Inc.	Exhibit 10.16 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.18	Tax Sharing Agreement between Centex and affiliates and Cavco Industries, Inc.	Exhibit 10.17 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.19	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks between Centex and Cavco Industries, Inc.	Exhibit 10.18 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.20	Credit Agreement, dated as of July 16, 2004 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

10.21	Letter of Credit and Reimbursement Agreement, dated as of July 16, 2004 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

10.22	Amended and Restated Distribution Agreement, dated as of November 4, 2003, between Centex and Centex Construction Products, Inc.	Exhibit 99.1 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

10.23	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex, ARG Merger Corporation and Centex Construction Products, Inc.	Exhibit 99.2 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

10.24	Agreement, dated February 22, 2005, among Centex Development Funding Company UK Limited, Centex, the Royal Bank of Scotland PLC, Lloyds TSB Bank PLL, and the lenders named therein	Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on February 28, 2005

10.25	Outside Director Compensation Plan*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated May 12, 2005

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries of Centex	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney	Filed herewith

31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

May 26, 2005	By:	/s/ TIMOTHY R. ELLER
Timothy R. Eller, Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 26, 2005	By:	/s/ TIMOTHY R. ELLER
Timothy R. Eller, Chairman of the Board and
Chief Executive Officer (principal executive officer)

May 26, 2005	By:	/s/ LELDON E. ECHOLS
Leldon E. Echols, Executive Vice President and
Chief Financial Officer (principal financial officer)

May 26, 2005	By:	/s/ MARK D. KEMP
Mark D. Kemp, Senior Vice President -- Controller
(principal accounting officer)

Directors:	Barbara T. Alexander, Dan W. Cook, III, Juan L. Elek,
Timothy R. Eller, Thomas J. Falk, Clint W. Murchison, III,
Frederic M. Poses, James J. Postl, David W. Quinn
and Thomas M. Schoewe

May 26, 2005	By:	/s/ TIMOTHY R. ELLER
Timothy R. Eller,
Individually and as Attorney-in-Fact*

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.