Form 10-Q
period 2005-06-30
CENTEX CORP
filed 2005-08-03
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No    .
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 27, 2005: 128,339,776 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
June 30, 2005
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,
	2005	2004
Revenues
Home Building	$2,526,043	$1,998,114
Financial Services	303,836	274,321
Construction Services	366,055	434,217
Other, including Intersegment Eliminations	24,690	59,421

	3,220,624	2,766,073

Costs and Expenses
Home Building	2,187,963	1,774,773
Financial Services	256,106	216,747
Construction Services	363,443	430,205
Other, including Intersegment Eliminations	27,451	52,079
Corporate General and Administrative	20,602	19,585
Interest Expense	3,374	5,025

	2,858,939	2,498,414

Earnings from Unconsolidated Entities	12,764	8,233

Earnings Before Income Taxes	374,449	275,892
Income Taxes	140,779	98,659

Net Earnings	$233,670	$177,233

Basic Earnings Per Share	$1.82	$1.43

Diluted Earnings Per Share	$1.74	$1.35

Average Shares Outstanding
Basic	128,672,028	123,573,221
Dilutive Securities:
Options	5,714,864	7,110,684
Other	197,550	242,913

Diluted	134,584,442	130,926,818

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	June 30, 2005	March 31, 2005
Assets
Cash and Cash Equivalents	$62,887	$502,586
Restricted Cash	418,948	377,789
Receivables -
Residential Mortgage Loans Held for Investment, net	8,207,021	7,914,426
Residential Mortgage Loans Held for Sale	2,020,800	1,775,324
Construction Contracts	312,586	302,035
Trade, including Notes of $36,920 and $57,071	447,438	494,609
Inventories -
Housing Projects	7,411,909	6,708,859
Land Held for Development and Sale	380,030	363,521
Land Held Under Option Agreements Not Owned	612,624	456,917
Other	32,267	33,439
Investments -
Joint Ventures and Other	184,658	163,944
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	162,758	162,305
Other Assets -
Deferred Income Taxes	301,366	177,735
Goodwill	254,161	253,163
Mortgage Securitization Residual Interest	67,825	70,120
Deferred Charges and Other, net	272,128	254,307

	$21,149,406	$20,011,079

Liabilities and Stockholders’ Equity
Accounts Payable	$723,675	$711,804
Accrued Liabilities	1,471,688	1,592,888
Debt -
Centex	3,586,443	3,246,963
Financial Services	10,285,019	9,721,146
Payables to (Receivables from) Affiliates	—	—
Commitments and Contingencies
Minority Interests	599,645	457,521
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 128,138,730 and 127,729,725 Shares	33,598	33,327
Capital in Excess of Par Value	451,685	407,995
Unamortized Value of Deferred Compensation	(148)	(197)
Retained Earnings	4,210,840	3,982,306
Treasury Stock, at Cost; 6,254,213 and 5,577,686 Shares	(264,776)	(213,801)
Accumulated Other Comprehensive Income	51,737	71,127

Total Stockholders’ Equity	4,482,936	4,280,757

	$21,149,406	$20,011,079

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
June 30, 2005	March 31, 2005	June 30, 2005	March 31, 2005

$47,225	$490,308	$15,662	$12,278
52,463	53,339	366,485	324,450

—	—	8,207,021	7,914,426
—	—	2,020,800	1,775,324
312,586	302,035	—	—
250,714	297,040	196,724	197,569

7,411,909	6,708,859	—	—
380,030	363,521	—	—
612,624	456,917	—	—
27,450	27,133	4,817	6,306

184,658	163,944	—	—
621,715	572,290	—	—
120,032	119,070	42,726	43,235

178,752	158,663	122,614	19,072
242,424	241,426	11,737	11,737
—	—	67,825	70,120
202,385	174,948	69,743	79,359

$10,644,967	$10,129,493	$11,126,154	$10,453,876

$699,583	$690,628	$24,092	$21,176
1,278,006	1,454,986	193,682	137,902

3,586,443	3,246,963	—	—
—	—	10,285,019	9,721,146
—	—	5,560	(44,958)

597,999	456,159	1,646	1,362

—	—	—	—

33,598	33,327	1	1
451,685	407,995	275,467	275,467
(148)	(197)	—	—
4,210,840	3,982,306	337,926	333,568
(264,776)	(213,801)	—	—
51,737	71,127	2,761	8,212

4,482,936	4,280,757	616,155	617,248

$10,644,967	$10,129,493	$11,126,154	$10,453,876

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Three Months Ended June 30,
	2005	2004
Cash Flows — Operating Activities
Net Earnings	$233,670	$177,233
Adjustments-
Depreciation and Amortization	16,491	11,929
Stock-based Compensation	17,677	11,981
Provision for Losses on Residential Mortgage Loans Held for Investment	25,340	26,813
Deferred Income Tax Benefit	(120,214)	(10,199)
Equity in Earnings of Joint Ventures	(11,571)	(5,088)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	(467)	946
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
(Increase) Decrease in Restricted Cash	(41,159)	(50,192)
Decrease (Increase) in Receivables	16,338	(15,765)
Increase in Residential Mortgage Loans Held for Sale	(245,476)	(26,385)
Increase in Housing Projects and Land Held for Development and Sale	(756,452)	(567,889)
Decrease (Increase) in Other Inventories	1,050	39,826
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(93,433)	(73,147)
(Increase) Decrease in Other Assets, net	(22,006)	31,154
Increase (Decrease) in Payables to Affiliates	—	—
Other	—	(3,231)

	(980,212)	(452,014)

Cash Flows — Investing Activities
Payment on Notes Receivable, net	20,151	5,226
Increase in Residential Mortgage Loans Held for Investment	(317,935)	(449,707)
Increase in Investment and Advances to Joint Ventures	(10,550)	(39,990)
(Increase) Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(14,892)	(13,707)
Other	(1,387)	8,742

	(324,613)	(489,436)

Cash Flows — Financing Activities
Increase in Short-term Debt, net	420,831	219,736
Centex
Issuance of Long-term Debt	464,512	391,654
Repayment of Long-term Debt	(300,573)	(769)
Financial Services
Issuance of Long-term Debt	1,055,206	907,799
Repayment of Long-term Debt	(731,467)	(608,867)
Proceeds from Stock Option Exercises	13,202	9,164
Treasury Stock Transactions, net	(50,975)	49
Dividends Paid	(5,136)	(4,929)

	865,600	913,837

Effect of Exchange Rate on Cash	(474)	541

Net (Decrease) Increase in Cash and Cash Equivalents	(439,699)	(27,072)
Cash and Cash Equivalents at Beginning of Period	502,586	178,859

Cash and Cash Equivalents at End of Period	$62,887	$151,787

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Three Months Ended June 30,		For the Three Months Ended June 30,
2005	2004	2005	2004

$233,670	$177,233	$29,358	$36,041

12,018	7,540	4,473	4,389
17,677	11,981	—	—
—	—	25,340	26,813
(19,387)	(72)	(100,827)	(10,127)
(11,571)	(5,088)	—	—
(4,358)	(36,041)	—	—
(751)	900	284	46

876	(1,376)	(42,035)	(48,816)
15,525	(8,268)	813	(7,497)
—	—	(245,476)	(26,385)
(756,452)	(567,889)	—	—
(439)	39,082	1,489	744
(152,129)	(36,190)	53,245	(22,689)
(31,202)	19,689	9,196	11,465
—	—	50,518	(31,809)
—	—	—	(3,231)

(696,523)	(398,499)	(213,622)	(71,056)

20,119	5,219	32	7
—	—	(317,935)	(449,707)
(10,550)	(39,990)	—	—
(45,067)	17,541	—	—
(10,928)	(2,602)	(3,964)	(11,105)
(1,387)	(525)	—	9,267

(47,813)	(20,357)	(321,867)	(451,538)

180,697	—	240,134	219,736

464,512	391,654	—	—
(300,573)	(769)	—	—

—	—	1,055,206	907,799
—	—	(731,467)	(608,867)
13,202	9,164	—	—
(50,975)	49	—	—
(5,136)	(4,929)	(25,000)	—

301,727	395,169	538,873	518,668

(474)	541	—	—

(443,083)	(23,146)	3,384	(3,926)
490,308	160,590	12,278	18,269

$47,225	$137,444	$15,662	$14,343

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005
(Dollars and shares in thousands, except per share data)
(unaudited)
(A) BASIS OF PRESENTATION
     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also included in the consolidated financial statements are variable interest entities, as discussed in Note (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
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
(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months
	Ended June 30,
	2005	2004

Cash Paid for Interest	$141,480	$91,193

Net Cash Paid for Taxes	$176,735	$8,617

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold. Interest expense related to segments other than Financial Services and Home Building is included as a separate line item in the Statements of Consolidated Earnings.

	For the Three Months
	Ended June 30,
	2005	2004

Total Interest Incurred	$149,134	$107,755
Less — Interest Capitalized	(51,323)	(41,082)
Financial Services’ Interest Expense	(94,437)	(61,648)

Interest Expense, net	$3,374	$5,025

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$36,097	$27,569

     As explained in Note (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of June 30, 2005, the Company consolidated $556.7 million of lot option agreements and recorded $55.9 million of deposits related to these options as land held under option agreements not owned.
(C) STOCK-BASED COMPENSATION ARRANGEMENTS
     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), under which the Company recognizes compensation expense of a stock option award over the vesting period based on the fair value of the award on the grant date. In December 2004, the FASB issued a revision to SFAS No. 123. See Note (N), “Recent Accounting Pronouncements,” for further discussion.
     In May 2005, the Company granted approximately 1.7 million options to employees and the Company’s directors. The fair value of these options is $39.3 million, as calculated under the Black-Scholes option-pricing model, and is recognized as compensation expense over the vesting period.
     In May 2005, the Company also granted approximately 562.6 thousand stock units and 236.2 thousand shares of restricted stock to employees. Stock units and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant. The May 2005 stock unit and restricted stock grants had a total value of $45.8 million.
     In July 2005, the Company granted approximately 13.2 thousand shares of restricted stock to the Company’s directors. The total value of this grant was $1.0 million.
(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
			Capital in	Value of		Treasury	Other
	Common Stock		Excess of	Deferred	Retained	Stock	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	Income (Loss)	Total

Balance, March 31, 2005	127,729	$33,327	$407,995	$(197)	$3,982,306	$(213,801)	$71,127	$4,280,757
Issuance of Restricted Stock	236	59	(59)	—	—	—	—	—
Stock Compensation	—	—	17,628	49	—	—	—	17,677
Exercise of Stock Options, Including Tax Benefits	849	212	29,840	—	—	—	—	30,052
Cash Dividends	—	—	—	—	(5,136)	—	—	(5,136)
Purchase of Common Stock for Treasury	(764)	—	—	—	—	(52,276)	—	(52,276)
Other Stock
Transactions	89	—	(3,719)	—	—	1,301	—	(2,418)
Net Earnings	—	—	—	—	233,670	—	—	233,670
Unrealized Loss on Hedging Instruments	—	—	—	—	—	—	(5,707)	(5,707)
Foreign Currency
Translation
Adjustments	—	—	—	—	—	—	(13,683)	(13,683)

Balance, June 30, 2005	128,139	$33,598	$451,685	$(148)	$4,210,840	$(264,776)	$51,737	$4,482,936

(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT
     Residential mortgage loans held for investment by Centex Home Equity Company, LLC and its related companies (“Home Equity”), including real estate owned, consisted of the following:

	June 30, 2005	March 31, 2005

Residential Mortgage Loans Held for Investment	$8,294,841	$7,999,728
Allowance for Losses on Residential Mortgage Loans Held for Investment	(87,820)	(85,302)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$8,207,021	$7,914,426

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows for the three months ended June 30, 2005 and the year ended March 31, 2005:

	For the Three	For the
	Months Ended	Year Ended
	June 30, 2005	March 31, 2005

Balance at Beginning of Period	$85,302	$56,358
Provision for Losses	25,340	98,801
Losses Sustained, net of Recoveries of $392 and $1,226	(22,822)	(69,857)

Balance at End of Period	$87,820	$85,302

	For the Three	For the
	Months Ended	Year Ended
	June 30, 2005	March 31, 2005

Allowance as a Percentage of Gross Loans Held for Investment	1.1%	1.1%
Allowance as a Percentage of 90+ Days Contractual Delinquency	46.6%	44.2%
90+ Days Contractual Delinquency (based on months)
Total Dollars Delinquent	$188,428	$192,835
% Delinquent	2.3%	2.4%

(F) GOODWILL
     A summary of changes in goodwill by segment for the three months ended June 30, 2005 is presented below:

	Home	Financial	Construction
	Building	Services	Services	Other	Total

Balance as of March 31, 2005	$158,127	$11,737	$1,007	$82,292	$253,163
Goodwill Acquired	124	—	—	874	998

Balance as of June 30, 2005	$158,251	$11,737	$1,007	$83,166	$254,161

     Goodwill for the Other segment at June 30, 2005 relates to the Company’s home services operations.

(G) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted average interest rates at June 30, 2005 and March 31, 2005 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries other than those included in Financial Services.

	June 30,		March 31,
	2005		2005
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$188,567	3.35%	$7,870	1.72%

Financial Services
Financial Institutions	295,163	3.67%	190,779	3.12%
Medium-term Notes:
Harwood Street Funding I, LLC	250,000	3.24%	250,000	2.90%
Harwood Street Funding II, LLC	200,000	3.39%	—	—%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	1,343,146	3.35%	1,195,076	2.89%
Harwood Street Funding II, LLC	619,701	3.36%	832,021	2.99%

Consolidated Short-term Debt	2,896,577		2,475,746

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	398,000	4.59%	398,000	4.59%
Senior Notes, due through 2016	2,708,601	5.89%	2,458,547	6.32%
Other Indebtedness, due through 2015	191,418	5.40%	182,716	5.53%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,857	8.75%	99,838	8.75%
Subordinated Debentures, due in 2006	—	—%	99,992	7.38%

	3,397,876		3,239,093

Financial Services
Home Equity Asset-Backed Certificates, due through 2036	7,367,009	4.32%	7,099,520	3.63%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2010	60,000	5.34%	60,000	4.87%
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2011	150,000	5.20%	93,750	5.02%

	7,577,009		7,253,270

Consolidated Long-term Debt	10,974,885		10,492,363

Total Debt	$13,871,462		$12,968,109

     As of June 30, 2005, Centex’s short-term debt consisted of $180.0 million outstanding under its commercial paper program and $8.6 million in land acquisition notes. As of March 31, 2005, Centex’s short-term debt consisted of $7.9 million in land acquisition notes.

     The weighted-average interest rates for short-term and long-term debt during the three months ended June 30, 2005 and 2004 were:

	For the Three Months Ended June 30,
	2005	2004

Short-term Debt:

Centex	3.13%	1.15%
Financial Services	3.22%	1.07%

Long-term Debt:

Centex
Medium-term Note Programs(1)	5.13%	5.30%
Senior Notes	6.24%	6.64%
Other Indebtedness	5.52%	5.52%
Subordinated Debentures	8.14%	8.07%

Financial Services
Centex Home Equity Company, LLC Long-term Debt(2)	4.20%	3.21%
CTX Mortgage Company, LLC Long-term Debt(3)	5.09%	3.12%
(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total

2006	$41,974	$2,226,285	$2,268,259
2007	292,139	2,463,378	2,755,517
2008	676,672	1,327,715	2,004,387
2009	1,328	448,194	449,522
2010	226,349	456,391	682,740
Thereafter	2,159,414	655,046	2,814,460

	$3,397,876	$7,577,009	$10,974,885

     Financial Services’ long-term debt associated with Home Equity includes Asset-Backed Certificates of $7.37 billion at June 30, 2005. These Asset-Backed Certificates relate to securitized residential mortgage loans and are structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, as is common in these structures, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected prepayments.
     Under Centex Corporation’s multi-bank revolving credit facilities, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2005, Centex was in compliance with all of these covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of June 30, 2005 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$620,000	(1)(2)
Multi-Bank Revolving Letter of Credit Facility	300,000	22,494	(3)

	1,100,000	642,494	(4)

International Homebuilding
Multi-Bank Revolving Credit Facility	306,816	158,822
Bonded Facility	13,536	13,536

	320,352	172,358	(5)

Financial Services
Mortgage Servicer Advance Facility	100,000	100,000	(6)
Secured Credit Facilities	515,000	219,837	(7)
Harwood Street Funding I, LLC Facility	3,000,000	1,346,100
Harwood Street Funding II, LLC Facility	4,000,000	3,029,155

	7,615,000	4,695,092

	$9,035,352	$5,509,944	(8)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for the Company’s $700 million commercial paper program. As of June 30, 2005, the $700 million commercial paper program had $180 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, the Company maintains a minimum of $100 million in unused committed credit at all times.

(3)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit issued under this facility may expire no later than July 2006.

(4)	In July 2005, the Company replaced its $800 million revolving credit facility and $300 million revolving letter of credit facility with a $1.5 billion unsecured, committed, multi-bank revolving credit facility, maturing in July 2010. Also in July 2005, the Company increased the size of its commercial paper program from $700 million to $900 million.

(5)	The international homebuilding operations maintain a £170 ($306.8) million unsecured, committed, multi-bank revolving credit facility, maturing in February 2008, and a £7.5 ($13.5) million unsecured, uncommitted bonding facility, each of which is guaranteed by Centex Corporation.

(6)	Under this facility, Home Equity is permitted to securitize its mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(7)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. In July 2005, this facility was increased to $314 million.

(8)	The amount of available capacity consists of $5,496.4 million of committed capacity and $13.5 million of uncommitted capacity as of June 30, 2005. Although management believes that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.
CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage

Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. Since 1999, CTX Mortgage Company, LLC has sold substantially all conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At June 30, 2005, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2005, HSF-I had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity.
     Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003.
     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage Company, LLC’s mortgage loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (M), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.55 billion and $2.57 billion of mortgage loans to investors during the three months ended June 30, 2005 and 2004, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $39.4 million and $33.9 million during the three months ended June 30, 2005 and 2004, respectively.
Centex Home Equity Company, LLC and Harwood Street Funding II, LLC
     Home Equity finances its inventory of mortgage loans held for investment principally through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $4.0 billion. HSF-II obtains funds for the purchase of eligible loans by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of June 30, 2005, HSF-II had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.
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
(H) COMMITMENTS AND CONTINGENCIES
     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $184.7 million and $163.9 million at June 30, 2005 and March 31, 2005, respectively. These joint ventures had total outstanding secured construction debt of approximately $830.6 million and $426.3 million at June 30, 2005 and March 31, 2005, respectively. The Company’s percentage share of this debt, based solely on its aggregate percentage ownership of the joint ventures, was $278.7 million and $160.1 million at June 30, 2005 and March 31, 2005, respectively. The Company is liable, on a contingent basis, through limited guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt of certain of the joint ventures, which we refer to as the recourse joint ventures. The Company’s maximum potential liability with respect to the debt of the recourse joint ventures, based on the Company’s percentage ownership of the recourse joint ventures, was approximately $248.3 million and $139.8 million at June 30, 2005 and March 31, 2005, respectively. For certain of the joint ventures, including the recourse joint ventures, the Company has also guaranteed the completion of the project if the joint venture does not perform the required development and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. Under a completion guarantee, to the extent development costs exceed amounts available under the joint venture’s credit facility, the Company would be liable for incremental costs to complete development. As of June 30, 2005, the Company does not anticipate it will incur any costs under its completion guarantees.
     At June 30, 2005, the Company had $279.2 million in outstanding letters of credit. These letters of credit are primarily issued pursuant to certain performance related obligations of the Home Building segment and letters of credit provided under the Company’s various insurance programs.
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

     Changes in Home Building’s contractual warranty liability are as follows for the three months ended June 30, 2005 and the year ended March 31, 2005:

	June 30,	March 31,
	2005	2005
Balance at Beginning of Period	$38,953	$20,146
Warranties Issued	11,501	46,303
Settlements Made	(10,282)	(34,365)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(159)	6,869

Balance at End of Period	$40,013	$38,953

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the three months ended June 30, 2005 and the year ended March 31, 2005:

	June 30,	March 31,
	2005	2005
Balance at Beginning of Period	$18,803	$25,045
Provision for Losses	608	557
Settlements	(1,380)	(6,799)

Balance at End of Period	$18,031	$18,803

     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water discharge practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. Centex does not believe that this matter will have a material impact on the Company’s consolidated results of operations or financial position.
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
(I) LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire at various dates through the year 2014.
     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain land option agreements at June 30, 2005. As a result, the Company recorded $556.7 million and $415.4 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests as of June 30, 2005 and March 31, 2005, respectively. The following table summarizes the Company’s investment in land option agreements and their remaining purchase price:

	June 30,	March 31,
	2005	2005

Cash Deposits included in:
Land Held for Development and Sale	$167.0	$141.9
Land Held Under Option Agreements Not Owned	55.9	41.5

Total Cash Deposits in Inventory	222.9	183.4
Letters of Credit	32.1	40.4

Total Invested Through Deposits or Secured with Letters of Credit	$255.0	$223.8

Total Remaining Purchase Price of Land Option Agreements	$8,249.4	$7,340.5

(J) COMPREHENSIVE INCOME
     A summary of comprehensive income for the three months ended June 30, 2005 and 2004 is presented below:

	For the Three Months
	Ended June 30,
	2005	2004

Net Earnings	$233,670	$177,233
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	(5,707)	15,043
Foreign Currency Translation Adjustments	(13,683)	(2,750)

Comprehensive Income	$214,280	$189,526

     The foreign currency translation adjustments are primarily the result of international homebuilding’s translated assets, liabilities and income statement accounts. The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments in place as of June 30, 2005 is discussed in detail in Note (M), “Derivatives and Hedging.” Unrealized gain or loss on hedging instruments also includes other comprehensive loss of $6,868 related to terminated hedges executed in connection with the anticipated issuance of fixed-rate debt. This other comprehensive loss will be recognized in earnings over the remaining term of the respective fixed-rate debt.
(K) BUSINESS SEGMENTS
     As of June 30, 2005, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company. Investments in joint ventures are not material and are not shown in the following tables. For the quarter ended June 30, 2005, intersegment revenues and cost of sales are included in the results of operations for the individual segments but have been eliminated in consolidation. Intersegment eliminations include the elimination of Construction Services’ revenues earned and costs and expenses incurred on multi-unit residential vertical construction with our Home Building business segment. For the quarter ended June 30, 2004, intersegment revenues and cost of sales were nominal.
Home Building
     Home Building’s domestic operations involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots. Our international homebuilding operations involve the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom. The Company is exploring various strategic alternatives for all of its international homebuilding operations. The Company has received and is currently evaluating expressions of interest concerning the possible sale of these operations.
Financial Services
     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $181.9 million and $159.2 million for the three months ended June 30, 2005 and 2004, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities. For the quarter ended June 30, 2005, Financial Services includes the elimination of gains on sales of mortgage loans and related costs from loans originated by CTX Mortgage Company, LLC and sold to Home Equity. For the quarter ended June 30, 2004, these loan sales were nominal.
Construction Services
     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.9 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.
Other
     The Company’s Other segment includes corporate general and administrative expenses and interest expense. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting.

	For the Three Months Ended June 30, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$2,526.0	$303.8	$366.1	$27.7	$(3.0)	$3,220.6
Cost of Sales	(1,809.3)	(94.4)	(344.3)	(13.8)	2.9	(2,258.9)
Selling, General and Administrative Expenses	(378.6)	(161.7)	(19.2)	(40.6)	—	(600.1)
Earnings from Unconsolidated Entities	12.7	—	0.1	—	—	12.8

Earnings (Loss) Before Income Tax	$350.8	$47.7	$2.7	$(26.7)	$(0.1)	$374.4

	For the Three Months Ended June 30, 2004
	(Dollars in millions)

	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$1,998.1	$274.3	$434.2	$59.5	$2,766.1
Cost of Sales	(1,473.0)	(61.6)	(414.3)	(36.5)	(1,985.4)
Selling, General and Administrative Expenses	(301.8)	(155.1)	(15.8)	(40.3)	(513.0)
Earnings from Unconsolidated Entities	7.8	—	0.4	—	8.2

Earnings (Loss) Before Income Tax	$231.1	$57.6	$4.5	$(17.3)	$275.9

     The following summarizes the components of the Other segment’s loss before income tax (dollars in millions):

	For the Three Months
	Ended June 30,
	2005	2004

Operating Loss from Home Services Operations	$(2.6)	$(2.6)
Operating Earnings (Loss) from Investment Real Estate Operations	(0.1)	9.9
Corporate General and Administrative Expense	(20.6)	(19.6)
Interest Expense	(3.4)	(5.0)

	$(26.7)	$(17.3)

(L) INCOME TAXES
     Income tax expense for the Company increased from $98.7 million to $140.8 million, and the effective tax rate increased from approximately 36% to 38%, for the three months ended June 30, 2004 and 2005, respectively. The increase in the effective tax rate is primarily the result of a reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2006 as compared to the prior year.
(M) DERIVATIVES AND HEDGING
     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the risks that are subject to changes in interest rates, the Company has entered into various interest rate swap agreements designated as cash flow hedges. Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into mandatory forward trade commitments (“forward trade commitments”) designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. In addition, CTX Mortgage Company, LLC and its related companies enter into other derivatives not designated as hedges. The following discussion summarizes our derivatives used to manage the risk of interest rate fluctuations.

Cash Flow Hedges
     The Company has interest rate swap agreements that, in effect, fix the variable interest rates on a portion of its outstanding debt. Financial Services, through Home Equity, also uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed-rate securitization debt used to finance sub-prime mortgages. These interest rate swap agreements are designated as cash flow hedges. The following table summarizes the interest rate swap agreements in place as of June 30, 2005 (dollars in thousands except as indicated).

	Notional		Fixed			Accumulated Other
	Value		Interest		Termination	Comprehensive
	(in millions)		Rate		Date	Income (Loss)

Centex
Interest rate swap	$25.0		6.7%		October 2005	$(276)
Interest rate swap	$90.2	(1)	4.0%		March 2006	247

Financial Services
Interest rate swaps	$90.0		4.3	%(2)	Through May 2012	(178)
Interest rate swaps	$2,538.2		2.9	%(2)	Through July 2008	9,807

						$9,600

(1)	This interest rate swap hedges £50.0 million of our international homebuilding operation’s outstanding debt.

(2)	Weighted average fixed interest rates.
     Interest rate swap agreements are recorded at their fair value in other assets or accrued liabilities in the Consolidated Balance Sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of stockholders’ equity through other comprehensive income (loss). Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts were insignificant for the three months ended June 30, 2005.
     Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments. Based on the balance in accumulated other comprehensive income, the Company estimates increases in interest incurred over the next 12 months to be approximately $70.7 thousand for Centex, and decreases in interest incurred over the next 12 months to be $13.0 million for Financial Services.
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $3.0 million for the three months ended June 30, 2005. For the three months ended June 30, 2004, the amount of hedge ineffectiveness included in earnings was a gain of approximately $1.7 million.
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
     The net change in the estimated fair value of other derivatives resulted in a loss of approximately $1.6 million for the three months ended June 30, 2005 compared to a loss of approximately $72 thousand for the three months ended June 30, 2004.
(N) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” (“SFAS 123R”). Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and SFAS No. 123 and is effective for interim or annual periods beginning after June 15, 2005. As discussed in Note (C), “Stock-Based Compensation Arrangements,” the Company currently accounts for share-based payments pursuant to SFAS No. 123; accordingly, SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods during which the amounts are deductible on the tax return. The new tax deduction for qualified production activities is effective for the Company’s fiscal year ending March 31, 2006. An estimate of the benefit is currently reflected in the Company’s tax rate for the year; however, the Company continues to assess the potential impact of this new tax benefit. The Company does not expect such tax benefits will be material to the Company’s results of operations or financial position.
     In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company’s results of operations or financial position.
(O) OFF-BALANCE SHEET OBLIGATIONS
     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (H), “Commitments and Contingencies.”

(P) SUBSEQUENT EVENTS
     In July 2005, the Company replaced its $800 million revolving credit facility and $300 million revolving letter of credit facility with a $1.5 billion unsecured, committed, multi-bank revolving credit facility maturing in July 2010. The new facility provides for borrowings by the Company, and the issuance of letters of credit for the Company and its subsidiaries. The stated amount of the letters of credit under the new facility currently may not exceed a total of $500 million. The new facility also provides liquidity support for the Company’s commercial paper program.
     Also in July 2005, the Company increased the size of its $700 million commercial paper program to $900 million.
(Q) RECLASSIFICATIONS
     Certain prior year balances have been reclassified to be consistent with the June 30, 2005 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     We currently operate in three principal business segments: Home Building, Financial Services and Construction Services. The following charts summarize certain key line items of our results of operations by business segment for the three months ended June 30, 2005 and 2004 (dollars in millions):
Revenues
Earnings (Loss) Before Income Taxes

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.
     Revenues for the three months ended June 30, 2005 increased 16.4% to $3.22 billion as compared to the three months ended June 30, 2004. In addition, earnings before income taxes for the three months ended June 30, 2005 increased 35.5% to $374 million as compared to the same period in the prior year.
     The primary drivers of the growth in our Home Building business are growth in closings reflective of our growth in neighborhoods open for sale and growth in closings per neighborhood; increases in average unit selling prices and improvements in operating margins. In the three months ended June 30, 2005, we experienced improvements in each of these key areas. Home Building’s domestic operating margin (operating earnings as a percentage of revenues) increased to 14.2%. For more detailed information on the operating results of our Home Building segment, refer to the Home Building segment information below.

     The overall demand for housing in the United States remains favorable, and is driven by population growth, demographics, immigration, household formations and increasing home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. The highly fragmented homebuilding industry in the United States is in the early stages of a consolidation phase during which large homebuilders grow faster than the industry as a whole. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. In calendar year 2004, the 10 largest homebuilders were producing approximately 22% of the nation’s new housing stock. We believe industry consolidation will continue to be an important growth factor over the next decade as large homebuilders realize the benefits of size, such as capital strength, more efficient operations and technological advantages.
     As of March 31, 2005, we had homebuilding operations in 38 of the 50 largest housing markets in the United States (based on 2004 housing market data obtained from Professional Builder® magazine). We have largely completed our geographic diversification plan and are now focused primarily on further penetration in our existing markets.
     Financial Services’ operating results for the three months ended June 30, 2005 have been negatively impacted by increases in funding costs and selling, general and administrative expenses, the effect of which was partially offset by interest income from our sub-prime loan portfolio. Refinancing activity has continued to decline due to an extended period of relatively low mortgage loan rates, which has reduced the supply of loans likely to be refinanced. CTX Mortgage Company, LLC’s refinancing activity accounted for 20% of its originations for the three months ended June 30, 2005 as compared to 24% for the same period last year. Despite a decrease in the total number of loans originated by CTX Mortgage Company, LLC, its total mortgage origination dollars increased. Our Financial Services segment will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them. For the three months ended June 30, 2005, our prime mortgage lending business financed approximately 75% of our Home Building non-cash unit closings versus 73% for the same period last year. In addition, the Financial Services growth model includes plans to increase the number of loan officers originating prime retail loans and to improve their productivity. Our prime mortgage lending business is a fee-based business with low capital requirements. Our Financial Services segment also includes our sub-prime home equity lending operations, which is a portfolio-based model that produces more predictable earnings. Our sub-prime home equity loans are placed principally through our organically grown origination channels using centrally controlled product, pricing and underwriting. The revenues and operating earnings of Centex Home Equity, LLC, or Home Equity, increased 18.3% and 7.4%, respectively, at June 30, 2005 as compared to the three months ended June 30, 2004. The growth in revenues and operating earnings is primarily as a result of continued growth in Home Equity’s portfolio of residential mortgage loans held for investment and a program of whole loan sales to third parties. The Financial Services growth model includes plans to continue to grow our portfolio of sub-prime mortgage loans held for investment while adhering to our underwriting criteria. We will primarily securitize these loans and certain loans will be included in whole loan sales.
     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above current prevailing levels could affect demand for housing, at least in the short term, and could reduce the ability or willingness of prospective homebuyers to finance home purchases and/or could curtail mortgage refinance activity. Although we expect that we would make adjustments in our operations in an effort to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful. For a more complete discussion of these and other risk factors affecting our business, see “Special Note Regarding Forward-Looking Statements.”
     Our Construction Services segment operating earnings decreased as the result of approximately $2.5 million in costs incurred in the quarter ended June 30, 2005 for the merging of two offices. At June 30, 2005, Construction Services’ backlog was $2.35 billion, an increase of 42.6% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments to achieve growth in Construction Services’ revenues and operating earnings.
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

     As previously announced, the Company is exploring various strategic alternatives for all of its international homebuilding operations. The Company has received and is currently evaluating expressions of interest concerning the possible sale of these operations. When this evaluation is complete, we may proceed with negotiations with one or more third parties and our board of directors will determine whether to proceed with respect to a sale transaction.
     The following summarizes the results of our Home Building operations for the three months ended June 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Revenues — Housing	$2,485.0	26.3%	$1,967.0	33.1%
Revenues — Land Sales and Other	41.0	31.8%	31.1	14.8%
Cost of Sales — Housing	(1,772.2)	23.6%	(1,433.8)	30.0%
Cost of Sales — Land Sales and Other	(37.1)	(5.4%)	(39.2)	58.1%
Selling, General and Administrative Expenses	(378.6)	25.4%	(301.8)	36.1%
Earnings from Unconsolidated Entities	12.7	62.8%	7.8	30.0%

Operating Earnings	$350.8	51.8%	$231.1	43.2%

Operating Earnings as a Percentage of Revenues	13.9%	NM *	11.6%	NM
*NM = Not meaningful
     Home Building’s results are derived from its domestic and international operations as described below.
Domestic
     The following summarizes the results of our Home Building domestic operations for the three months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Units Closed	8,235	11.5%	7,383	16.3%
Average Unit Sales Price	$286,354	12.9%	$253,592	9.0%
Operating Earnings Per Unit	$41,397	36.7%	$30,284	22.8%
Average Operating Neighborhoods	605	6.1%	570	2.2%
Closings Per Average Neighborhood	13.6	4.6%	13.0	14.0%

	As of June 30,
	2005		2004
		% Change		% Change
Backlog Units	20,773	21.8%	17,062	20.9%

Lots Owned	106,584	28.6%	82,853	27.9%
Lots Controlled	179,186	38.6%	129,315	53.1%

Total Lots Owned and Controlled	285,770	34.7%	212,168	42.2%

     Domestic Home Building’s financial performance is reflective of changes in the following performance indicators:
•	Growth in average neighborhoods

•	Growth in closings per average neighborhood

•	Increases in average unit sales price

•	Operating margin improvement
     The following summarizes changes in performance indicators for the three months ended June 30, 2005 as compared to the prior year.
     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. Since June 30, 2004, we have opened 339 new neighborhoods and closed out of 309 neighborhoods, resulting in an increase in our average operating neighborhoods to 605, a 6.1% increase over the prior year.
     Higher sales rates continue to contribute to our growth in closings per average neighborhood. Sales per average neighborhood were 17.2 for the three months ended June 30, 2005, an 8.9% increase over the same period last year. This sales rate increase can be attributed to our continued focus on market research, enhanced sales and marketing activities and activity-based sales management. Sales orders increased in all geographic regions, except for the Southeast, during the three months ended June 30, 2005, and sales growth rates were particularly strong in the Mid-Atlantic and Southwest regions, which achieved increases over the prior year of 36.2% and 29.0%, respectively. For all regions, sales orders totaled 10,419 units for the three months ended June 30, 2005, an increase of 15.4% versus the same prior year period. Increases in sales per average neighborhood and average operating neighborhoods over the last year contributed to increases in home closings. Home closings increased 11.5% to 8,235 homes for the three months ended June 30, 2005, as compared to the prior year.
     Current housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For the three months ended June 30, 2005, average selling prices were up 12.9% to $286,354 as compared to the same period last year. Price increases were particularly strong in the Las Vegas, Phoenix and Washington, D.C. markets where limited supply continues to result in higher average selling prices. California continues to experience the largest increase among the states in which we operate as average prices rose to $545,224, a $74,032 increase over the prior year.
     Selling, general and administrative expenses consist primarily of all homebuilding employee compensation and related benefits, selling commissions and marketing and advertising costs. Selling, general and administrative expenses increased for the three months ended June 30, 2005 primarily due to increases in employee count to support planned neighborhood growth and increased incentive compensation reflective of the growth in operating earnings.
     Operating margins (consisting of operating earnings as a percentage of revenues) for Home Building’s domestic operations improved to 14.2% for the three months ended June 30, 2005 as compared to 11.8% for the three months ended June 30, 2004. Increased unit volume, increases in average unit selling price, continued focus on controlling direct construction costs, and earnings from joint ventures resulted in margin improvement throughout Home Building’s domestic operations. National and regional purchasing programs and local cost reduction and efficiency efforts have helped partially offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources, and during the past twelve months have been able to deal effectively with the challenges we have experienced relating to the supply or availability of materials, services and land.
     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while improving margins.
     During the three months ended June 30, 2005, we continued to increase our land position to facilitate our short and longer term growth initiatives. Our total land position owned or controlled under option agreements at June 30, 2005, will provide for approximately 100% of closings for fiscal year 2006, 88% of closings for fiscal year 2007, and 60% of closings for fiscal year 2008 based on our current closing projections. Included in our total land position is approximately 27,576 lots controlled through joint venture arrangements and approximately 100,118 lots for which we control and are currently in the process of completing our due diligence (including certain of such lots controlled through joint ventures).

International
     The following summarizes the results of Home Building’s international operations for the three months ended June 30, 2005 (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change
Revenues	$126.9	28.2%	$99.0
Operating Earnings	$9.9	32.0%	$7.5

Units Closed	358	14.0%	314
     The increase in operating earnings for Home Building’s international operations in the three months ended June 30, 2005 reflects higher average selling prices, which increased by 17.5%, and improved operating margins, which increased 7.8% over the prior year period.
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, sub-prime home equity lending and the sale of title insurance and various other insurance coverages, including property and casualty. For the quarter ended June 30, 2005, Financial Services includes the elimination of gains on sales of mortgage loans and related costs from loans originated by CTX Mortgage Company, LLC and sold to Home Equity. For the quarter ended June 30, 2004, these loan sales were nominal.
     The following summarizes the results of our Financial Services operations for the three months ended June 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Revenues	$303.8	10.8%	$274.3	2.8%
Cost of Sales — Interest Expense	(94.4)	53.2%	(61.6)	20.8%
Selling, General and Administrative Expenses	(161.7)	4.3%	(155.1)	3.2%

Operating Earnings	$47.7	(17.2%)	$57.6	(12.2%)

Interest Margin	$87.4	(10.5%)	$97.6	75.2%
Origination Volume	$5,222.3	5.7%	$4,942.8	(9.0%)
Number of Loans Originated	29,206	(4.8%)	30,693	(15.3%)
Number of Loan Applications	122,812	6.8%	114,978	2.7%
     Financial Services’ results are primarily derived from prime mortgage lending and sub-prime home equity lending operations as described below.

Prime Mortgage Lending
     The following summarizes the results of our prime mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the three months ended June 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Revenues	$110.0	0.8%	$109.1	(25.8%)
Cost of Sales — Interest Expense	(12.8)	82.9%	(7.0)	250.0%
Selling, General and Administrative Expenses	(75.9)	8.3%	(70.1)	(25.1%)

Operating Earnings	$21.3	(33.4%)	$32.0	(37.7%)

Operating Margin	19.4%	NM	29.3%	NM

Interest Margin	$10.6	(32.5%)	$15.7	528.0%

Average Interest Earning Assets	$1,489.5	(10.4%)	$1,661.6	424.2%
Average Yield	6.29%	NM	5.47%	NM
Average Interest Bearing Liabilities	$1,488.1	(7.1%)	$1,601.3	546.5%
Average Rate Paid	3.46%	NM	1.72%	NM
     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived primarily from the sale of mortgage loans, together with all related servicing rights, title and other various insurance coverages, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on residential mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.
     In the normal course of its activities, CTX Mortgage Company, LLC and its related companies carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale and interest expense on debt used to fund the mortgage loans.
     Our business strategy of selling prime loans and all related servicing rights reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and liquidity of the prime mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and is consolidated with our Financial Services segment.
     Revenues for the three months ended June 30, 2005 have remained constant year over year, while loan funding costs increased as a result of higher short-term interest rates. The increase in selling, general and administrative expenses in the three months ended June 30, 2005 is related to the expansion of our sales management infrastructure. The increases in interest expense and selling, general and administrative expenses resulted in our decrease in operating margin for the three months ended June 30, 2005.

     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, collectively, gain on sale of mortgage loans, which is recorded as revenues for the three months ended June 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change
Loan Sales to Investors	$2,553.2	(0.6%)	$2,568.0
Gain on Sale of Mortgage Loans	$39.4	16.2%	$33.9
     Loan sales to investors remained relatively flat despite a decrease in the number of loans originated due primarily to an increase in average loan size of 16.7% over the prior year.
     The table below provides a comparative analysis of mortgage loan originations and applications for the three months ended June 30, 2005 and 2004. CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is canceled. Application data presented below includes loans originated in the period and loans scheduled to close in the subsequent periods. Applications canceled were 3,074 and 2,500 for the three months ended June 30, 2005 and 2004, respectively.

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$3,820.7	9.1%	$3,501.6	(23.1%)
Number of Loans Originated
Builder	5,619	12.0%	5,019	13.2%
Retail	12,311	(13.0%)	14,154	(37.9%)

	17,930	(6.5%)	19,173	(29.6%)

Number of Loan Applications
Builder	7,316	19.0%	6,146	1.4%
Retail	10,589	(2.6%)	10,867	(57.0%)

	17,905	5.2%	17,013	(45.7%)

Average Loan Size	$213,100	16.7%	$182,600	9.1%
     The decrease in loan originations is primarily the result of a decrease in refinancing activity. This was partially offset by an increase in Builder originations, which resulted from an increase in Home Building’s closings and our continued focus on serving this customer base. For the three months ended June 30, 2005, CTX Mortgage Company, LLC originated 75% of the non-cash unit closings of Home Building’s customers, versus 73% for the same period last year. In contrast, origination volume increased due primarily to an increase in average loan size as compared to the prior year.
     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. For the three months ended June 30, 2005 and 2004, refinancing activity accounted for 20% and 24% of originations, respectively. Refinancing activity has declined due to an extended period of relatively low mortgage loan rates, which has reduced the supply of loans likely to be refinanced. Any significant increase in mortgage interest rates above current prevailing levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or curtail mortgage refinance activity. Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects on operating earnings of any increase in mortgage interest rates by pursuing our strategy to grow earnings through adding commissioned loan officers and improving their productivity, while at the same time seeking to improve our operating leverage.

Sub-Prime Home Equity Lending
     The following summarizes the results of our sub-prime home equity lending operations for the three months ended June 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Revenues	$195.4	18.3%	$165.2	37.8%
Cost of Sales — Interest Expense	(81.6)	49.5%	(54.6)	11.4%
Selling, General and Administrative Expenses:
Operating Expenses	(61.0)	4.8%	(58.2)	42.3%
Loan Loss Provision	(25.3)	(5.6%)	(26.8)	69.6%

Operating Earnings	$27.5	7.4%	$25.6	80.3%

Interest Margin	$76.8	(6.2%)	$81.9	53.9%

Average Interest Earning Assets	$8,165.5	21.0%	$6,746.5	38.4%
Average Yield	7.76%	NM	8.09%	NM
Average Interest Bearing Liabilities	$8,355.8	19.7%	$6,979.3	37.8%
Average Rate Paid	3.91%	NM	3.13%	NM
     The revenues of Centex Home Equity Company, LLC, or Home Equity, increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment and as a result of a program of whole loan sales to third parties. Our portfolio growth translated into more interest income, our largest component of revenue. Home Equity recorded approximately $10.6 million and $14.4 million in net revenue and operating earnings related to the whole loan sales for the three months ended June 30, 2005 and 2004, respectively. Whole loan sales have the effect of increasing current revenues but decreasing future interest margin that would have been recognized had the loans been securitized or retained as inventory. A program of whole loan sales is a component of Home Equity’s diversification of funding sources and provides more efficient utilization of capital.
     Cost of sales is comprised of interest expense, which increased in the three months ended June 30, 2005, as a result of increases in our average debt outstanding and increases in interest rates as compared to the same period in the prior year.
     Operating expenses for the three months ended June 30, 2005 increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of employees led to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.
     The loan loss provision varies from quarter to quarter based upon several factors. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates - Valuation of Residential Mortgage Loans Held for Investment.” Changes in the allowance for losses are included in Note (E), “Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements.
     The increase in operating earnings for the three months ended June 30, 2005 is primarily attributable to the growth in our portfolio which translated into an increase in interest income. Interest margin for the three months ended June 30, 2005 decreased primarily as a result of an increasing interest rate environment, as well as increased competitive industry conditions. Whole loan sale transactions also contributed to the increase in operating earnings for the three months ended June 30, 2005.
     Average interest earning assets and interest bearing liabilities for the three months ended June 30, 2005 increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment.

     The following table provides a comparative analysis of mortgage loan originations and applications for the three months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$1,401.6	(2.7%)	$1,441.2	64.2%
Number of Loans Originated	11,276	(2.1%)	11,520	28.1%
Number of Loan Applications	104,907	7.1%	97,965	21.5%

Average Loan Size	$124,300	(0.6%)	$125,100	28.2%
     The decrease in origination volume for the three months ended June 30, 2005 was due to a decrease in the average loan size and a decrease in production caused by increased competitive industry conditions.
     The following summarizes the portfolio of mortgage loans serviced by Home Equity as of June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	85,120	8.7%	78,331	19.7%
Serviced for Others	17,501	32.1%	13,253	3.5%

Total	102,621	12.1%	91,584	17.0%

Dollars in billions
Portfolio Accounting Method	$8.21	18.6%	$6.92	35.4%
Serviced for Others	1.56	66.0%	0.94	25.3%

Total	$9.77	24.3%	$7.86	34.1%

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
     Another component of Home Equity’s servicing portfolio includes securitizations accounted for as gain on sale in accordance with FASB SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” where from October 1997 through March 2000, an estimate of the entire gain resulting from the sale was included in earnings during the period in which the securitization transaction occurred. This is referred to as the gain on sale method and applies to loans included in the serviced for others category in the above table. Unlike the portfolio accounting method, our balance sheet does not reflect the mortgage loans receivable or the offsetting debt resulting from these securitizations. However, the gain on sale method does reflect Home Equity’s retained residual interest in, as well as the servicing rights to, the securitized loans on the balance sheet. We refer to the retained residual interest as the mortgage securitization residual interest, or MSRI. Home Equity carries

MSRI at fair value on the balance sheet. The serviced for others category of Home Equity’s servicing portfolio also includes loans sold on a “whole loan basis” that Home Equity continues to service.
     The structure of the securitizations has no effect on the ultimate amount of profit and cash flow recognized over the life of the mortgages. However, the structure does affect the timing of profit recognition. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations.
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
CONSTRUCTION SERVICES
     The following summarizes Construction Services’ results for the three months ended June 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Revenues	$366.1	(15.7%)	$434.2	15.5%
Operating Earnings	$2.7	(40.0%)	$4.5	2.2%

New Contracts Executed	$718.2	112.5%	$338.0	29.4%

	As of June 30,
	2005		2004
		% Change		% Change
Backlog of Uncompleted Contracts	$2,353.3	42.6%	$1,650.2	17.5%
     Revenues and operating earnings for the three months ended June 30, 2005 decreased as compared to the same period in the prior year. The decrease in operating earnings is primarily due to approximately $2.5 million in costs incurred in the quarter ended June 30, 2005 for the merging of two offices. As of June 30, 2005, we had 250 active projects, which represents a 28.9% increase over the prior year. The increase in new contracts executed and backlog of uncompleted contracts was primarily due to the execution of contracts for multi-unit residential projects for which the construction periods range from three to five years. Construction Services defines backlog as the uncompleted portion of all signed contracts. Included in Construction Services’ backlog is $34.4 million of multi-unit residential vertical construction projects for our Home Building business segment.
     Construction Services has also been awarded work that is pending execution of a signed contract. At June 30, 2005 and 2004, such work, which is not included in backlog, was approximately $2.24 billion and $2.46 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER
     Our Other segment includes our home services and investment real estate operations, as well as corporate general and administrative expense and interest expense. The following summarizes the components of the Other segment’s loss before income tax (dollars in millions):

	For the Three Months Ended June 30,
	2005		2004
		% Change		% Change
Operating Loss from Home Services Operations	$(2.6)	0.0%	$(2.6)	100.0%
Operating Earnings (Loss) from Investment Real Estate Operations	(0.1)	(101.0%)	9.9	NM
Corporate General and Administrative Expense	(20.6)	5.1%	(19.6)	2.6%
Interest Expense	(3.4)	(32.0%)	(5.0)	(67.7%)

Operating Loss	$(26.7)	54.3%	$(17.3)	(52.3%)

     The decrease in our investment real estate operations’ operating earnings is primarily related to a reduction in sales of real estate and commercial property in the current period. The Company continues to liquidate this portfolio and is not investing additional capital in investment real estate operations.
     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services.
     For further information on interest expense, see Note (B), “Statements of Consolidated Cash Flows — Supplemental Disclosures,” of the Notes to Consolidated Financial Statements. Total interest incurred was $149.1 million and $107.8 million for the three months ended June 30, 2005 and 2004, respectively. The increase in total interest incurred is primarily related to an increase in average debt outstanding for the three months ended June 30, 2005 as compared to the prior year.
     Our effective tax rate increased to approximately 38% from 36% in the three month period ended June 30, 2005 and 2004, respectively, due to the reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal 2006 as compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the three months ended June 30, 2005 and 2004 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Three Months Ended June 30,
	2005	2004
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(696,523)	$(398,499)
Investing Activities	(47,813)	(20,357)
Financing Activities	301,727	395,169
Effect of Exchange Rate on Cash	(474)	541

	(443,083)	(23,146)

Financial Services
Operating Activities	(213,622)	(71,056)
Investing Activities	(321,867)	(451,538)
Financing Activities	538,873	518,668

	3,384	(3,926)

Centex Corporation and Subsidiaries
Operating Activities	(980,212)	(452,014)
Investing Activities	(324,613)	(489,436)
Financing Activities	865,600	913,837
Effect of Exchange Rate on Cash	(474)	541

Net Decrease in Cash	$(439,699)	$(27,072)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the three months ended June 30, 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the period, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.
     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. During the three months ended June 30, 2005, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Our existing credit facilities and available capacity as of June 30, 2005 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Centex Corporation
Multi-Bank Revolving Credit Facility	$800,000	$620,000	(1) (2)
Multi-Bank Revolving Letter of Credit Facility	300,000	22,494	(3)

	1,100,000	642,494	(4)

International Homebuilding
Multi-Bank Revolving Credit Facility	306,816	158,822
Bonded Facility	13,536	13,536

	320,352	172,358	(5)

Financial Services
Mortgage Servicer Advance Facility	100,000	100,000	(6)
Secured Credit Facilities	515,000	219,837	(7)
Harwood Street Funding I, LLC Facility	3,000,000	1,346,100
Harwood Street Funding II, LLC Facility	4,000,000	3,029,155

	7,615,000	4,695,092

	$9,035,352	$5,509,944	(8)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2007, which serves as backup for our $700 million commercial paper program. As of June 30, 2005, the $700 million commercial paper program had $180 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	This is an unsecured, committed, multi-bank revolving letter of credit facility, maturing in July 2005. Letters of credit issued under this facility may expire no later than July 2006.

(4)	In July 2005, we replaced our $800 million revolving credit facility and $300 million revolving letter of credit facility with a $1.5 billion unsecured, committed, multi-bank revolving credit facility, maturing in July 2010. Also in July 2005, we increased the size of our commercial paper program from $700 million to $900 million.

(5)	The international homebuilding operations maintain a £170 ($306.8) million unsecured, committed, multi-bank revolving credit facility, maturing in February 2008, and a £7.5 ($13.5) million unsecured, uncommitted bonding facility, each of which is guaranteed by Centex Corporation.

(6)	Under this facility, Home Equity is permitted to securitize its mortgage servicer advances in an amount to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(7)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $250 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $265 million of secured, committed mortgage warehouse facilities to finance mortgages. In July 2005, this facility was increased to $314 million.

(8)	The amount of available capacity consists of $5,496.4 million of committed capacity and $13.5 million of uncommitted capacity as of June 30, 2005. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.
     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2005, HSF-I had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s

Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $4.0 billion. HSF-II obtains funds by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of June 30, 2005, HSF-II had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facilities, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2005, we were in compliance with all these covenants.
     As of June 30, 2005, our short-term debt was $2.90 billion, most of which was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.
     Our outstanding debt (in thousands) as of June 30, 2005 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$188,567
Senior Debt:
Medium-term Note Programs, weighted-average 4.59%, due through 2008	398,000
Senior Notes, weighted-average 5.89%, due through 2016	2,708,601
Other Indebtedness, weighted-average 5.40%, due through 2015	191,418
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,857

3,586,443

Financial Services
Short-term Debt:
Short-term Notes Payable	295,163
Harwood Street Funding I, LLC Medium-term Notes	250,000
Harwood Street Funding II, LLC Medium-term Notes	200,000
Harwood Street Funding I and II, LLC Secured Liquidity Notes	1,962,847
Home Equity Asset-Backed Certificates, weighted-average 4.32%, due through 2036	7,367,009
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 5.34%, due through 2010	60,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average 5.20%, due through 2011	150,000

10,285,019

Total	$13,871,462

     During the three months ended June 30, 2005, the principal amount of the Company’s outstanding long-term debt increased $482.5 million resulting from: (1) Centex issuance of $450.0 million of 5.25% senior notes due in fiscal year 2016 to refinance the scheduled maturity of $200.0 million of 9.75% senior notes and $100.0 million of 7.375% subordinated debentures, (2) an increase in Centex other indebtedness of $8.7 million primarily relating to our international homebuilding operations, (3) Home Equity issuance of $999.0 million and retirement of $731.5 million of asset-backed certificates and (4) HSF-II issuance of $56.3 million of subordinated notes due in fiscal 2011.

CERTAIN OFF-BALANCE SHEET OBLIGATIONS
     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.
Joint Ventures
     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures was $184.7 million and $163.9 million at June 30, 2005 and March 31, 2005, respectively. These joint ventures had total outstanding secured construction debt of approximately $830.6 million and $426.3 million at June 30, 2005 and March 31, 2005, respectively. Our percentage share of this debt, based solely on our aggregate percentage ownership of the joint ventures, was $278.7 million and $160.1 million at June 30, 2005 and March 31, 2005, respectively. We are liable, on a contingent basis, through limited guarantees, letters of credit or other arrangements, with respect to a portion of the secured land acquisition and development debt of certain of the joint ventures, which we refer to as the recourse joint ventures. Our maximum potential liability with respect to the debt of the recourse joint ventures, based on our percentage ownership of the recourse joint ventures, was approximately $248.3 million and $139.8 million at June 30, 2005 and March 31, 2005, respectively. For certain of the joint ventures, including the recourse joint ventures, we have also guaranteed the completion of the project if the joint venture does not perform the required development and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. Under a completion guarantee, to the extent development costs exceed amounts available under the joint venture’s existing credit facility, we would be liable for incremental costs to complete development. As of June 30, 2005, we do not anticipate we will incur any costs under our completion guarantees.
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
Impairment of Long-Lived Assets
     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in the three months ended June 30, 2005 or 2004.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. Goodwill is not subject to amortization, rather goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in the three months ended June 30, 2005 or 2004.
Inventory Valuation
     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell.
     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses include all applicable land acquisition, land development and specific construction costs of each home paid to third parties. Construction costs for homes closed include amounts paid through the closing date of the home for construction materials and subcontractor costs, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. Land acquisition and development costs are estimated based on the total costs expected in a project. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project. Land acquisition, land development and home construction costs do not include employee related compensation and benefit costs.
     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs, and land that will not begin development in the next two years. To the extent the Company determines it will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales.
Land Held Under Option Agreements Not Owned
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land.
     The Company has evaluated those entities with which we entered into land option agreements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46. The provisions of FIN 46 require the Company to consolidate the financial results of a variable interest entity if the Company is the primary beneficiary of the variable interest entity. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns.
     The Company determines if it is the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. Based on this evaluation, if the Company is the primary beneficiary of those entities with which we have entered into land option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements are available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. Land option deposits related to these options are also reclassified to land held under option agreements not owned. To the extent we do not exercise our option to purchase such land, the amount of the land option deposit and any letters of credit represent our maximum exposure to loss.
     See Note (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.
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
     Although we consider the loan origination reserve reflected in our consolidated balance sheet at June 30, 2005 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
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

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” or SFAS 123R. Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and SFAS No. 123 and is effective for interim or annual periods beginning after June 15, 2005. As discussed in Note (C) “Stock-Based Compensation Arrangements,” we currently account for share-based payments pursuant to SFAS No. 123; accordingly, SFAS 123R is not expected to have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued Staff Position 109-1, or FSP 109-1, Application of FASB Statement No. 109, or FASB No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods the amounts are deductible on the tax return. The new tax deduction for qualified production activities is effective for our fiscal year ending March 31, 2006. An estimate of the new benefit is currently reflected in our tax rate for the year; however, we continue to assess the potential impact of this new tax benefit. We do not expect such tax benefits will be material to our results of operations or financial position.
     In June 2005, the Emerging Issues Task Force, or EITF, released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” or EITF 04-5. EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on our results of operations or financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, including statements relating to expected operating and performance results, plans and objectives of management, future developments in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission. In addition to the specific risks and uncertainties discussed in our Form 10-K and elsewhere in this Report, the risks and uncertainties summarized below may affect our business, operations, financial condition or results of operations.

Our Home Building operations are subject to certain risks and uncertainties, including the following:
•	Changes in regional and national economic conditions, such as job growth, interest rates and consumer confidence, could decrease demand and pricing for new homes and adversely affect our operations;

•	Increased competitive conditions in the residential markets in which we operate or related markets could reduce our home deliveries or decrease our profitability;

•	Slow growth or no growth homebuilding initiatives approved by municipalities could negatively impact our ability to build or timely build in these areas; and

•	Compliance with the extensive and complex laws and regulations that affect the land development and homebuilding process, and other aspects of our business, could have substantial costs both in terms of time and money.
Our Financial Services operations are subject to certain risks and uncertainties, including the following:
•	Increases in interest rates are likely to result in a decrease in the volume of mortgage loan refinancing transactions and can result in decreased interest margins, which could adversely affect the volume of loan originations and reduce our revenues, operating margins and earnings;

•	Although we establish an allowance for credit losses on residential mortgage loans held for investment, there can be no assurance that such allowance will be sufficient to cover any losses or judgments;

•	A significant decline in the ratings of our servicing of residential home mortgages could adversely affect the profitability of our Home Equity operations; and

•	Changes in the laws and regulations that affect loan origination or changes in the way that such laws and regulations are enforced may adversely affect the way that we operate or our ability to profitably originate loans.
Our Construction Services operations are subject to certain risks and uncertainties, including the following:
•	Reductions in capital spending trends, changes in federal and state appropriations for construction projects, decreases in financing and capital availability or increased competitive pressures on the availability and pricing of construction projects could result in a reduction in the supply of suitable projects and reduce margins on construction contracts; and

•	Changes in the timing and funding of new awards, cancellations or changes in the scope of existing contracts, the ability to meet performance or schedule guarantees and cost overruns may adversely affect our operations.
Multiple segments of our business are subject to certain risks and uncertainties, including the following:
•	Proposed legislation that restricts the packaging of mortgages into investment securities and reduces the liquidity of secondary markets could reduce demand for our homes and/or the loans that we originate;

•	A significant decline in the credit rating of our senior debt securities, which is currently investment grade, could adversely affect our ability to generate or obtain the capital to achieve our growth objectives;

•	Increases in interest rates may reduce home sales and loan originations;

•	Natural disasters or adverse weather conditions could delay new home deliveries, increase costs, reduce the availability of raw materials and skilled labor, cause delays in construction and negatively impact the demand for new homes in affected areas;

•	Increased costs or shortages of building materials, labor disputes and shortages of skilled labor could cause increases in construction costs and construction delays;

•	Changes in federal or state income tax laws to eliminate or substantially modify certain real estate related income tax deductions could adversely impact the demand for, and/or sales prices of, new homes, mortgage loans and home equity loans; and

•	Unusually high levels of warranty and other claims related to construction defects and other construction-related issues could adversely affect our profitability.
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
     There have been no material changes in our market risk since March 31, 2005. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and Note (M), “Derivatives and Hedging,” of the Notes to Consolidated Financial Statements.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.
     For a discussion of certain litigation and similar proceedings in which we are involved, please refer to Note (H), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company regularly repurchases shares of its common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended June 30, 2005:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased	Paid Per Share	Announced Plan	the Plan
Period			5,625,600	2,724,000
April 1-30	No shares repurchased		—	—
May 1-31	No shares repurchased		—	—
June 1-30 (1) (2)	764,133	$68.38	750,000	(750,000)

Total	764,133	$68.38	6,375,600	1,974,000

     In February 2004, the Board of Directors increased our open market share repurchase authorization of common stock to 4,000,000 shares adjusted for our March 2004 two-for-one stock split. The total number of shares purchased in the third column of the above table represents shares of common stock repurchased pursuant to Board of Directors authorizations including the February 2004 authorization and all prior authorizations. Purchases are made from time-to-time in the open market. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased. The Company intends to continue to repurchase shares during the second quarter of fiscal year 2006.
(1)	Of the 764,133 shares repurchased for the quarter ended June 30, 2005, 14,133 shares represent the delivery by employees or directors of previously issued shares to the Company to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s open market stock repurchase program.

(2)	Except as provided in Note (1), all share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.
Item 6. Exhibits
     The following documents are filed as part of this Report.

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Amended and Restated By-laws of Centex dated May 15, 2003 (incorporated by reference from Exhibit 3.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.1	Credit Agreement, dated July 1, 2005, among Centex Corporation, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on July 8, 2005).

10.2	Form of Director Indemnification Agreement* (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on July 15, 2005).

10.3	Form of deferred compensation agreement for Executive Deferred Compensation Plan.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

August 2, 2005	/s/ Leldon E. Echols

Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)

August 2, 2005	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)