Form 10-Q
period 2005-09-30
CENTEX CORP
filed 2005-11-02
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From to
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)
Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive offices)(Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 26, 2005: 127,748,525 shares of common stock, par value $.25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
September 30, 2005
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,
	2005	2004
Revenues
Home Building	$2,888,409	$2,131,577
Financial Services	326,232	276,923
Construction Services	391,922	452,228
Other, including Intersegment Eliminations	23,167	24,296

	3,629,730	2,885,024

Costs and Expenses
Home Building	2,435,731	1,851,702
Financial Services	272,501	223,671
Construction Services	388,064	447,310
Other, including Intersegment Eliminations	26,054	26,598
Corporate General and Administrative	23,558	19,019
Interest Expense	3,072	4,711

	3,148,980	2,573,011

Earnings from Unconsolidated Entities	6,130	3,886

Earnings from Continuing Operations Before Income Taxes	486,880	315,899
Income Taxes	152,065	112,540

Earnings from Continuing Operations	334,815	203,359
Earnings (Loss) from Discontinued Operations, net of Taxes of $17,130 and $5,364	(285)	7,253

Net Earnings	$334,530	$210,612

Basic Earnings Per Share
Continuing Operations	$2.60	$1.64
Discontinued Operations	—	0.06

	$2.60	$1.70

Diluted Earnings Per Share
Continuing Operations	$2.49	$1.55
Discontinued Operations	—	0.06

	$2.49	$1.61

Average Shares Outstanding
Basic	128,565,026	124,036,791
Dilutive Securities:
Options	5,714,941	6,732,011
Other	246,969	212,342

Diluted	134,526,936	130,981,144

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,
	2005	2004
Revenues
Home Building	$5,287,586	$4,030,673
Financial Services	630,068	551,244
Construction Services	757,977	886,445
Other, including Intersegment Eliminations	47,857	83,717

	6,723,488	5,552,079

Costs and Expenses
Home Building	4,506,418	3,534,981
Financial Services	528,607	440,418
Construction Services	751,507	877,515
Other, including Intersegment Eliminations	53,505	78,677
Corporate General and Administrative	44,160	38,604
Interest Expense	5,696	9,117

	5,889,893	4,979,312

Earnings from Unconsolidated Entities	18,628	12,112

Earnings from Continuing Operations Before Income Taxes	852,223	584,879
Income Taxes	290,251	209,673

Earnings from Continuing Operations	561,972	375,206
Earnings from Discontinued Operations, net of Taxes of $19,723 and $6,890	6,228	12,639

Net Earnings	$568,200	$387,845

Basic Earnings Per Share
Continuing Operations	$4.37	$3.03
Discontinued Operations	0.05	0.10

	$4.42	$3.13

Diluted Earnings Per Share
Continuing Operations	$4.17	$2.86
Discontinued Operations	0.05	0.10

	$4.22	$2.96

Average Shares Outstanding
Basic	128,618,235	123,806,272
Dilutive Securities:
Options	5,714,903	6,921,348
Other	392,516	394,950

Diluted	134,725,654	131,122,570

Cash Dividends Per Share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	September 30, 2005	March 31, 2005
Assets
Cash and Cash Equivalents	$254,000	$502,586
Restricted Cash	472,671	377,789
Receivables -
Residential Mortgage Loans Held for Investment, net	8,536,728	7,914,426
Residential Mortgage Loans Held for Sale	2,013,955	1,775,324
Construction Contracts	322,326	302,035
Trade, including Notes of $34,057 and $57,071	424,276	490,199
Inventories -
Housing Projects	7,689,927	6,234,005
Land Held for Development and Sale	280,153	205,190
Land Held Under Option Agreements Not Owned	699,191	456,917
Other	8,579	33,439
Investments -
Joint Ventures and Other	283,891	163,944
Financial Services	—	—
Property and Equipment, net	162,857	159,722
Other Assets -
Deferred Income Taxes	346,093	180,127
Goodwill	217,413	216,537
Mortgage Securitization Residual Interest	64,823	70,120
Deferred Charges and Other, net	286,236	251,459
Assets of Discontinued Operations	—	677,260

	$22,063,119	$20,011,079

Liabilities and Stockholders’ Equity
Accounts Payable	$793,165	$590,276
Accrued Liabilities	1,483,107	1,519,390
Debt -
Centex	3,738,981	3,107,917
Financial Services	10,644,828	9,721,146
Payables to (Receivables from) Affiliates	—	—
Liabilities of Discontinued Operations	—	334,072
Commitments and Contingencies
Minority Interests	670,996	457,521
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 127,730,446 and 127,729,725 Shares	33,728	33,327
Capital in Excess of Par Value	484,270	407,995
Unamortized Value of Deferred Compensation	(98)	(197)
Retained Earnings	4,540,235	3,982,306
Treasury Stock, at Cost; 7,182,005 and 5,577,686 Shares	(334,096)	(213,801)
Accumulated Other Comprehensive Income	8,003	71,127

Total Stockholders’ Equity	4,732,042	4,280,757

	$22,063,119	$20,011,079

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
September 30, 2005	March 31, 2005	September 30, 2005	March 31, 2005

$241,445	$490,308	$12,555	$12,278
50,332	53,339	422,339	324,450

—	—	8,536,728	7,914,426
—	—	2,013,955	1,775,324
322,326	302,035	—	—
224,257	292,630	200,019	197,569

7,689,927	6,234,005	—	—
280,153	205,190	—	—
699,191	456,917	—	—
3,984	27,133	4,595	6,306

283,891	163,944	—	—
745,003	572,290	—	—
119,875	116,487	42,982	43,235

188,503	161,055	157,590	19,072
205,676	204,800	11,737	11,737
—	—	64,823	70,120
210,678	172,100	75,558	79,359
—	677,260	—	—

$11,265,241	$10,129,493	$11,542,881	$10,453,876

$780,366	$569,100	$12,799	$21,176
1,344,466	1,381,488	138,641	137,902

3,738,981	3,107,917	—	—
—	—	10,644,828	9,721,146
—	—	96,464	(44,958)
—	334,072	—	—

669,386	456,159	1,610	1,362

—	—	—	—

33,728	33,327	1	1
484,270	407,995	275,467	275,467
(98)	(197)	—	—
4,540,235	3,982,306	364,887	333,568
(334,096)	(213,801)	—	—
8,003	71,127	8,184	8,212

4,732,042	4,280,757	648,539	617,248

$11,265,241	$10,129,493	$11,542,881	$10,453,876

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Six Months Ended September 30,
	2005	2004
Cash Flows — Operating Activities
Net Earnings	$568,200	$387,845
Adjustments-
Depreciation and Amortization	33,880	28,396
Stock-based Compensation	34,492	23,964
Provision for Losses on Residential Mortgage Loans Held for Investment	49,035	51,084
Deferred Income Tax Benefit	(164,506)	(11,361)
Undistributed Earnings of Joint Ventures	(6,214)	8,726
Undistributed Earnings of Financial Services	—	—
Minority Interest, net of Taxes	(299)	1,229
Gain on Sale of Discontinued Operations	(10,740)	—
Changes in Assets and Liabilities, Excluding Effect of Dispositions (Increase) Decrease in Restricted Cash	(94,882)	(16,141)
Decrease (Increase) in Receivables	23,121	(55,811)
Decrease (Increase) in Residential Mortgage Loans Held for Sale	(238,631)	253,315
Increase in Housing Projects and Land Held for Development and Sale	(1,543,671)	(977,952)
Decrease (Increase) in Other Inventories	1,654	40,665
Increase (Decrease) in Accounts Payable and Accrued Liabilities	122,806	2,913
(Increase) Decrease in Other Assets, net	(36,418)	24,695
Increase (Decrease) in Payables to Affiliates	—	—
Other	—	(3,231)

	(1,262,173)	(241,664)

Cash Flows — Investing Activities
Payment (Issuance) on Notes Receivable, net	23,014	(2,591)
Increase in Residential Mortgage Loans Held for Investment	(671,337)	(732,773)
Investments in and Advances to Joint Ventures	(198,534)	(104,022)
Distributions from Joint Ventures	85,214	66,646
(Increase) Decrease in Investment and Advances to Financial Services	—	—
Purchases of Property and Equipment, net	(31,006)	(25,031)
Proceeds from Dispositions	331,388	9,267
Other	(1,387)	(596)

	(462,648)	(789,100)

Cash Flows — Financing Activities
Increase (Decrease) in Short-term Debt, net	1,586,440	94,086
Centex
Issuance of Long-term Debt	971,874	392,902
Repayment of Long-term Debt	(301,151)	(10,648)
Financial Services
Issuance of Long-term Debt	1,055,206	1,867,799
Repayment of Long-term Debt	(1,722,150)	(1,421,116)
Proceeds from Stock Option Exercises	18,061	14,669
Treasury Stock Transactions, net	(120,295)	88
Dividends Paid	(10,271)	(9,874)

	1,477,714	927,906

Effect of Exchange Rate on Cash	(1,479)	45

Net (Decrease) Increase in Cash and Cash Equivalents	(248,586)	(102,813)
Cash and Cash Equivalents at Beginning of Period (1)	502,586	178,859

Cash and Cash Equivalents at End of Period (2)	$254,000	$76,046

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operation of $199 for the six months ended September 30, 2004.

(2)	Amount includes cash and cash equivalents of discontinued operation of $1 for the six months ended September 30, 2004.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Six Months Ended September 30,		For the Six Months Ended September 30,
2005	2004	2005	2004

$568,200	$387,845	$56,319	$68,961

24,940	19,513	8,940	8,883
34,492	23,964	—	—
—	—	49,035	51,084
(25,351)	(1,949)	(139,155)	(9,412)
(6,214)	8,726	—	—
(31,319)	(46,961)	—	—
(547)	1,182	248	47
(10,740)	—	—	—

3,007	(281)	(97,889)	(15,860)
25,686	(39,328)	(2,565)	(16,483)
—	—	(238,631)	253,315
(1,543,671)	(977,952)	—	—
(57)	38,471	1,711	2,194
130,444	49,736	(7,666)	(41,578)
(46,153)	3,994	9,735	20,701
—	—	141,422	(26,794)
—	—	—	(3,231)

(877,283)	(533,040)	(218,496)	291,827

22,899	(2,610)	115	19
—	—	(671,337)	(732,773)
(198,534)	(104,022)	—	—
85,214	66,646	—	—
(141,394)	21,549	—	—
(22,319)	(9,459)	(8,687)	(15,572)
331,388	—	—	9,267
(1,387)	(596)	—	—

75,867	(28,492)	(679,909)	(739,059)

(4,186)	76,691	1,590,626	17,395

971,874	392,902	—	—
(301,151)	(10,648)	—	—

—	—	1,055,206	1,867,799
—	—	(1,722,150)	(1,421,116)
18,061	14,669	—	—
(120,295)	88	—	—
(10,271)	(9,874)	(25,000)	(22,000)

554,032	463,828	898,682	442,078

(1,479)	45	—	—

(248,863)	(97,659)	277	(5,154)
490,308	160,590	12,278	18,269

$241,445	$62,931	$12,555	$13,115

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005
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
(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Cash Paid for Interest	$158,949	$119,309	$300,429	$210,502

Net Cash Paid for Taxes	$254,474	$166,277	$426,030	$174,894

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

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Total Interest Incurred	$167,083	$115,480	$313,994	$221,339
Less — Interest Capitalized	(56,360)	(42,253)	(106,210)	(82,058)
Financial Services’ Interest Expense	(107,651)	(68,516)	(202,088)	(130,164)

Interest Expense, net	$3,072	$4,711	$5,696	$9,117

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$40,533	$31,593	$75,093	$57,845

     In September 2005, the Company sold its international homebuilding operations to an unrelated third party for $322.7 million in cash. The sales price is based in part on the international homebuilding operations’ net assets as defined in the sale and purchase agreement. The final sales price will be adjusted based upon the international homebuilding operations’ net asset value as of the closing date. The preliminary net loss on sale of these operations is summarized below:

Sales Proceeds	$322,690
Assets Sold	(632,956)
Liabilities Assumed by Buyer	119,218
Long-term Debt Assumed by Buyer	153,434
Foreign Currency Gain	48,354

Pre-tax Gain on Sale	10,740
Income Tax Expense	(16,495)

Net Loss on Sale	$(5,755)

      For further information on the sale of our international homebuilding operations, see Note (P), “Discontinued Operations.”
     As explained in Note (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of September 30, 2005, the Company consolidated $629.3 million of lot option agreements and recorded $69.9 million of deposits related to these options as land held under option agreements not owned.
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

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
			Capital in	Value of		Treasury	Other
	Common Stock		Excess of	Deferred	Retained	Stock,	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	Income (Loss)	Total

Balance, March 31, 2005	127,729	$33,327	$407,995	$(197)	$3,982,306	$(213,801)	$71,127	$4,280,757
Issuance of Restricted Stock	249	62	(62)	—	—	—	—	—
Stock Compensation	—	—	34,393	99	—	—	—	34,492
Exercise of Stock Options, Including Tax Benefits	1,355	339	48,158	—	—	—	—	48,497
Cash Dividends	—	—	—	—	(10,271)	—	—	(10,271)
Purchase of Common Stock for Treasury	(1,771)	—	—	—	—	(122,761)	—	(122,761)
Other Stock Transactions	168	—	(6,214)	—	—	2,466	—	(3,748)
Net Earnings	—	—	—	—	568,200	—	—	568,200
Unrealized Loss
on Hedging
Instruments	—	—	—	—	—	—	(377)	(377)
Foreign Currency Translation Adjustments (1)	—	—	—	—	—	—	(62,747)	(62,747)

Balance, September 30, 2005	127,730	$33,728	$484,270	$(98)	$4,540,235	$(334,096)	$8,003	$4,732,042

(1)	Amount includes a reclassification adjustment of $48,354 for foreign currency gain included in net earnings.
(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT
     Residential mortgage loans held for investment by Centex Home Equity Company, LLC and its related companies (“Home Equity”), including real estate owned, consisted of the following:

	September 30, 2005	March 31, 2005

Residential Mortgage Loans Held for Investment	$8,627,067	$7,999,728
Allowance for Losses on Residential Mortgage Loans Held for Investment	(90,339)	(85,302)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$8,536,728	$7,914,426

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows for the six months ended September 30, 2005 and the year ended March 31, 2005:

	For the Six Months Ended	For the Year Ended
	September 30, 2005	March 31, 2005

Balance at Beginning of Period	$85,302	$56,358
Provision for Losses	49,035	98,801
Losses Sustained, net of Recoveries of $733 and $1,226	(43,998)	(69,857)

Balance at End of Period	$90,339	$85,302

	September 30, 2005	March 31, 2005

Allowance as a Percentage of Gross Loans Held for Investment	1.1%	1.1%
Allowance as a Percentage of 90+ Days Contractual Delinquency	41.6%	44.2%
90+ Days Contractual Delinquency (based on months) Total Dollars Delinquent	$217,010	$192,835
% Delinquent	2.5%	2.4%
(F) GOODWILL
     A summary of changes in goodwill by segment for the six months ended September 30, 2005 is presented below:

			Construction
	Home Building	Financial Services	Services	Other	Total

Balance as of March 31, 2005	$121,501	$11,737	$1,007	$82,292	$216,537
Goodwill Acquired	—	—	—	876	876

Balance as of September 30, 2005	$121,501	$11,737	$1,007	$83,168	$217,413

     Goodwill for the Other segment at September 30, 2005 relates to the Company’s home services operations.

(G) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted average interest rates at September 30, 2005 and March 31, 2005 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries other than those included in Financial Services.

	September 30,		March 31,
	2005		2005
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate

Short-term Debt:

Centex	$3,684	0.68%	$7,870	1.72%

Financial Services Financial Institutions	352,543	4.08%	190,779	3.12%
Medium-term Notes:
Harwood Street Funding I, LLC	—	—%	250,000	2.90%
Harwood Street Funding II, LLC	200,000	3.91%	—	—%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	1,590,422	3.87%	1,195,076	2.89%
Harwood Street Funding II, LLC	1,915,537	3.86%	832,021	2.99%

Consolidated Short-term Debt	4,062,186		2,475,746

Long-term Debt:

Centex Medium-term Note Programs, due through 2008	398,000	5.30%	398,000	4.59%
Senior Notes, due through 2016	3,208,654	5.79%	2,458,547	6.32%
Other Indebtedness, due through 2015	28,766	5.11%	43,670	5.57%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,877	8.75%	99,838	8.75%
Subordinated Debentures, due in 2006	—	—%	99,992	7.38%

	3,735,297		3,100,047

Financial Services Home Equity Asset-Backed Certificates, due through 2036	6,376,326	4.33%	7,099,520	3.63%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2010	60,000	5.86%	60,000	4.87%
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2011	150,000	5.72%	93,750	5.02%

	6,586,326		7,253,270

Consolidated Long-term Debt	10,321,623		10,353,317

Total Debt	$14,383,809		$12,829,063

     Centex’s short-term debt as of September 30, 2005 and March 31, 2005, consisted of land acquisition notes of $3.7 million and $7.9 million, respectively.

     The weighted-average interest rates for short-term and long-term debt during the six months ended September 30, 2005 and 2004 were:

	For the Six Months Ended September 30,
	2005	2004

Short-term Debt:

Centex	3.51%	1.41%
Financial Services	3.60%	1.73%

Long-term Debt:

Centex
Medium-term Note Programs (1)	5.28%	5.39%
Senior Notes	6.00%	6.58%
Other Indebtedness	5.31%	5.01%
Subordinated Debentures	8.39%	8.05%

Financial Services
Centex Home Equity Company, LLC Long-term Debt (2)	4.37%	3.23%
CTX Mortgage Company, LLC Long-term Debt (3)	5.33%	3.34%

(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

	Centex	Financial Services	Total

2006	$41,540	$1,895,726	$1,937,266
2007	292,185	2,502,490	2,794,675
2008	527,307	961,053	1,488,360
2009	150,129	479,850	629,979
2010	225,072	670,311	895,383
Thereafter	2,499,064	76,896	2,575,960

	$3,735,297	$6,586,326	$10,321,623

     Financial Services’ long-term debt associated with Home Equity includes Asset-Backed Certificates of $6.38 billion at September 30, 2005. These Asset-Backed Certificates relate to securitized residential mortgage loans and are structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, as is common in these structures, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for optional redemptions and projected prepayments.
     Under Centex Corporation’s multi-bank revolving credit facility, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2005, Centex was in compliance with all of these covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of September 30, 2005 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,000,000	$1,000,000
Letters of Credit	500,000	157,645

	1,500,000	1,157,645	(1) (2)

Financial Services
Mortgage Servicer Advance Facility	100,000	81,871	(3)
Secured Credit Facilities	614,000	279,585	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,348,070
Harwood Street Funding II, LLC Facility	4,000,000	1,734,463

	7,714,000	3,443,989

	$9,214,000	$4,601,634

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for the Company’s $900 million commercial paper program and provides $500 million of letter of credit capacity. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, the Company maintains a minimum of $100 million in unused committed credit at all times.

(3)	Under this facility, Home Equity is permitted to securitize its mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(4)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $300 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $314 million of secured, committed mortgage warehouse facilities to finance mortgages. These facilities were increased to $390 million in October 2005.
CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. Since 1999, CTX Mortgage Company, LLC has sold substantially all conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At September 30, 2005, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of September 30, 2005, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity.
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
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $3.55 billion and $2.49 billion of mortgage loans to investors during the three months ended September 30, 2005 and 2004, respectively, and $6.10 billion and $5.06 billion during the six months ended September 30, 2005 and 2004, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $45.9 million and $37.5 million during the three months ended September 30, 2005 and 2004, respectively, and $85.3 million and $71.3 million during the six months ended September 30, 2005 and 2004, respectively.
Centex Home Equity Company, LLC and Harwood Street Funding II, LLC
     Home Equity finances its inventory of mortgage loans held for investment principally through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $4.0 billion. HSF-II obtains funds for the purchase of eligible loans by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of September 30, 2005, HSF-II had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.
     Home Equity recorded $16.1 million and $13.0 million in net revenue and operating earnings related to whole loan sales for the three months ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004, Home Equity recorded $26.7 million and $27.4 million in net revenues and operating earnings, respectively, to whole loan sales.
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

(H) COMMITMENTS AND CONTINGENCIES
     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $283.9 million and $163.9 million at September 30, 2005 and March 31, 2005, respectively. These joint ventures had total outstanding secured construction debt of approximately $999.5 million and $426.3 million at September 30, 2005 and March 31, 2005, respectively. The Company’s percentage share of this debt, based solely on its aggregate percentage ownership of the joint ventures, was $354.0 million and $160.1 million at September 30, 2005 and March 31, 2005, respectively. For certain of the joint ventures, which the Company refers to as the recourse joint ventures, the Company is liable on a contingent basis, through limited guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. The Company’s maximum potential liability with respect to the debt of the recourse joint ventures, based on the Company’s percentage ownership of the recourse joint ventures, was approximately $255.2 million and $139.8 million at September 30, 2005 and March 31, 2005, respectively. For certain of the joint ventures, including the recourse joint ventures, the Company has also guaranteed the completion of the project if the joint venture does not perform the required development and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. Under a completion guarantee, to the extent development costs exceed amounts available under the joint venture’s credit facility, the Company would be liable for incremental costs to complete development. As of September 30, 2005, the Company does not anticipate it will incur any costs under its completion guarantees.
     At September 30, 2005, the Company had $342.4 million in outstanding letters of credit. These letters of credit are primarily issued pursuant to certain performance related obligations and as security for certain land option purchase agreements of the Home Building segment and letters of credit provided under the Company’s various insurance programs.
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
     Changes in Home Building’s contractual warranty liability are as follows for the six months ended September 30, 2005 and the year ended March 31, 2005:

	September 30,	March 31,
	2005	2005
Balance at Beginning of Period	$34,961	$16,683
Warranties Issued	24,411	42,591
Settlements Made	(20,684)	(31,070)
Changes in Liability of Pre-Existing Warranties, Including Expirations	—	6,757

Balance at End of Period	$38,688	$34,961

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the six months ended September 30, 2005 and the year ended March 31, 2005:

	September 30,	March 31,
	2005	2005
Balance at Beginning of Period	$18,803	$25,045
Provision for Losses	1,305	557
Settlements	(2,025)	(6,799)

Balance at End of Period	$18,083	$18,803

     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. Centex does not believe that this matter will have a material impact on the Company’s consolidated results of operations or financial position.
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

     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain land option agreements at September 30, 2005. As a result, the Company recorded $629.3 million and $415.4 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests as of September 30, 2005 and March 31, 2005, respectively. The following table summarizes the Company’s investment in land option agreements and their remaining purchase price (dollars in millions):

	September 30,	March 31,
	2005	2005
Cash Deposits included in:
Land Held for Development and Sale	$197.4	$141.9
Land Held Under Option Agreements Not Owned	69.9	41.5

Total Cash Deposits in Inventory	267.3	183.4
Letters of Credit	33.3	40.4

Total Invested through Deposits or Secured with Letters of Credit	$300.6	$223.8

Total Purchase Price of Land Option Agreements	$8,577.8	$7,340.5

(J) COMPREHENSIVE INCOME
     A summary of comprehensive income for the three and six months ended September 30, 2005 and 2004 is presented below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net Earnings	$334,530	$210,612	$568,200	$387,845
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	5,330	(9,255)	(377)	5,788
Foreign Currency Translation Adjustment	(710)	(1,367)	(14,393)	(4,117)
Foreign Currency Gain Reclassified to Net Earnings	(48,354)	—	(48,354)	—

Comprehensive Income	$290,796	$199,990	$505,076	$389,516

     The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments in place as of September 30, 2005 is discussed in detail in Note (M), “Derivatives and Hedging.” Unrealized gain or loss on hedging instruments also includes other comprehensive loss of $6,073 related to terminated hedges executed in connection with the anticipated issuance of fixed-rate debt. This other comprehensive loss will be recognized in earnings over the remaining term of the respective fixed-rate debt. The foreign currency translation adjustments have been reclassified to earnings from discontinued operations in connection with the sale of the Company’s international homebuilding operations.
(K) BUSINESS SEGMENTS
     As of September 30, 2005, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate primarily in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company. Investments in joint ventures are not material and are not shown in the following tables. For the three and six months ended September 30, 2005, intersegment revenues and cost of sales are included in the results of operations for the individual segments but have been eliminated in consolidation. Intersegment eliminations include the elimination of Construction Services’ revenues earned and costs and expenses incurred on multi-unit residential vertical construction with our Home Building business segment. For the three and six months ended September 30, 2004, intersegment revenues and cost of sales were nominal.
Home Building
     Home Building’s operations currently consist of domestic operations relating to the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.
     In September 2005, the Company sold all of its international homebuilding operations, which had previously been included in the Home Building segment, to a third party for cash proceeds of $322.7 million, which resulted in a preliminary net loss on the disposition of $5.8 million after taxes. As a result of the sale, the operating results of the international homebuilding operations for the three and six months ended September 30, 2005 and 2004 have been reclassified to discontinued operations in the statements of consolidated earnings and all related assets and liabilities have been disclosed separately on the consolidated balance sheets. See Note (P), “Discontinued Operations,” for additional information.
Financial Services
     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $192.3 million and $160.3 million for the three months and $374.2 million and $319.5 million for the six months ended September 30, 2005 and 2004, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities. For the three and six months ended September 30, 2005, Financial Services includes the elimination of gains on sales of mortgage loans and related costs from loans originated by CTX Mortgage Company, LLC and sold to Home Equity. For the three and six months ended September 30, 2004, these loan sales were nominal.
     In September 2005, the Company announced that it is exploring strategic alternatives regarding its sub-prime home equity lending group consistent with the Company’s strategic intentions to focus on homebuilding. The Company is currently soliciting indications of interest from third parties with respect to a possible sale of Home Equity. There can be no assurance this initiative will result in a transaction.
Construction Services
     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.9 million and $1.4 million for the three months and $3.8 million and $2.7 million for the six months ended September 30, 2005 and 2004, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Other
     The Company’s Other segment includes corporate general and administrative expenses and interest expense. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting.

	For the Three Months Ended September 30, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$2,888.5	$326.2	$391.9	$30.0	$(6.9)	$3,629.7
Cost of Sales	(2,036.1)	(107.7)	(368.7)	(15.0)	6.6	(2,520.9)
Selling, General and Administrative Expenses	(399.8)	(164.8)	(19.3)	(44.1)	—	(628.0)
Earnings from Unconsolidated Entities	6.0	—	0.1	—	—	6.1

Earnings (Loss) Before Income Tax	$458.6	$53.7	$4.0	$(29.1)	$(0.3)	$486.9

	For the Three Months Ended September 30, 2004
	(Dollars in millions)

	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$2,131.6	$276.9	$452.2	$24.3	$2,885.0
Cost of Sales	(1,555.9)	(68.5)	(432.3)	(12.0)	(2,068.7)
Selling, General and Administrative Expenses	(295.8)	(155.2)	(15.0)	(38.3)	(504.3)
Earnings from Unconsolidated Entities	3.3	—	0.6	—	3.9

Earnings (Loss) Before Income Tax	$283.2	$53.2	$5.5	$(26.0)	$315.9

	For the Six Months Ended September 30, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$5,287.6	$630.1	$758.0	$57.7	$(9.9)	$6,723.5
Cost of Sales	(3,746.8)	(202.1)	(713.0)	(28.8)	9.5	(4,681.2)
Selling, General and Administrative Expenses	(759.7)	(326.5)	(38.5)	(84.0)	—	(1,208.7)
Earnings from Unconsolidated Entities	18.4	—	0.2	—	—	18.6

Earnings (Loss) Before Income Tax	$799.5	$101.5	$6.7	$(55.1)	$(0.4)	$852.2

	For the Six Months Ended September 30, 2004
	(Dollars in millions)

	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$4,030.7	$551.2	$886.4	$83.8	$5,552.1
Cost of Sales	(2,952.8)	(130.1)	(846.6)	(48.5)	(3,978.0)
Selling, General and Administrative Expenses	(582.2)	(310.3)	(30.8)	(78.0)	(1,001.3)
Earnings from Unconsolidated Entities	11.1	—	1.0	—	12.1

Earnings (Loss) Before Income Tax	$506.8	$110.8	$10.0	$(42.7)	$584.9

     The following summarizes the components of the Other segment’s loss before income tax (dollars in millions):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Operating Loss from Home Services Operations	$(2.2)	$(2.1)	$(4.8)	$(4.7)
Operating Earnings (Loss) from Investment Real Estate Operations	(0.3)	(0.2)	(0.4)	9.7
Corporate General and Administrative Expense	(23.5)	(19.0)	(44.2)	(38.6)
Interest Expense	(3.1)	(4.7)	(5.7)	(9.1)

	$(29.1)	$(26.0)	$(55.1)	$(42.7)

(L) INCOME TAXES
     Income tax expense for earnings from continuing operations for the Company increased from $112.5 million to $152.1 million, and the effective tax rate decreased from approximately 36% to 31%, for the three months ended September 30, 2004 and 2005, respectively. Income tax expense for earnings from continuing operations for the Company increased from $209.7 million to $290.3 million, and the effective tax rate decreased from approximately 36% to 34%, for the six months ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate is primarily the result of a $28.1 million payment from the U.S. Treasury that is effectively, a tax refund. It represents payment on a judgment against the U.S. government for revoking tax benefits the Company had previously claimed in connection with its acquisition and operation of a savings and loan association in the late 1980s and early 1990s.
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

Cash Flow Hedges
     The Company has interest rate swap agreements that, in effect, fix the variable interest rates on a portion of its outstanding debt. Financial Services, through Home Equity, also uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed-rate securitization debt used to finance sub-prime mortgages. These interest rate swap agreements are designated as cash flow hedges. The following table summarizes the interest rate swap agreements in place as of September 30, 2005 (dollars in thousands except as indicated):

		Fixed			Accumulated Other
	Notional Value	Interest		Termination	Comprehensive Income
	(in millions)	Rate		Date	(Loss)

Centex
Interest rate swap	$25.0	6.7%		October 2005	$(122)

Financial Services
Interest rate swaps	$110.0	4.2	% (1)	Through June 2012	716
Interest rate swaps	$2,396.5	3.1	% (1)	Through August 2008	13,541

					$14,135

(1)	Weighted average fixed interest rates.
     Interest rate swap agreements are recorded at their fair value in other assets or accrued liabilities in the Consolidated Balance Sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of stockholders’ equity through other comprehensive income (loss). Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts were insignificant for the three and six months ended September 30, 2005.
     Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments.
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $11.7 million and $14.7 million for the three and six months ended September 30, 2005, respectively. For the three and six months ended September 30, 2004, the amount of hedge ineffectiveness included in earnings was a gain of approximately $5.7 million and $7.3 million, respectively.
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
     To offset the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC and its related companies execute forward trade commitments. Certain forward trade commitments are not designated as hedges and are derivative instruments. Their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings.

     The net change in the estimated fair value of other derivatives resulted in a gain of approximately $976 and a loss of approximately $670 for the three and six months ended September 30, 2005, respectively, compared to a loss of approximately $262 and $344 for the three and six months ended September 30, 2004, respectively.
(N) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment” (“SFAS 123R”). Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and SFAS No. 123 and is effective for annual periods beginning after June 15, 2005. As discussed in Note (C), “Stock-Based Compensation Arrangements,” the Company currently accounts for share-based payments pursuant to SFAS No. 123; accordingly, SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires prior period financial statements be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.
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
(P) DISCONTINUED OPERATIONS
     In September 2005, the Company sold its international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the statements of consolidated earnings, and any assets or liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets. All prior period information related to these discontinued operations has been reclassified to be consistent with the September 30, 2005 presentation.
     Discontinued operations for international homebuilding operations are as follows (dollars in millions):

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	$93.9	$99.9	$220.8	$198.9
Operating Earnings	6.8	13.2	16.7	20.7
     The preliminary net loss on the sale of the Company’s international homebuilding operations was $5,755. Estimated income taxes of $16,495 associated with the disposition include income taxes on the repatriation of foreign earnings, which the Company had previously considered permanently reinvested.
(Q) SUBSEQUENT EVENTS
     In October 2005, Home Equity issued $984.0 million of Asset-Backed Certificates with maturities through fiscal year 2036. Actual maturity dates are dependent upon principal payments and prepayments and may occur earlier than fiscal year 2036.
     On October 31, 2005, the Company announced that it had entered into a Rule 10b5-1 share repurchase plan with a broker to facilitate the repurchase of up to 5,000,000 shares of its common stock under its previously announced share repurchase authorization.
(R) RECLASSIFICATIONS
     Certain prior year balances have been reclassified to be consistent with the September 30, 2005 presentation including reclassification of distribution of earnings from joint ventures to cash flows from operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     We currently operate in three principal business segments: Home Building, Financial Services and Construction Services. The following charts summarize certain key line items of our results of operations by business segment for the three months ended September 30, 2005 and 2004 (dollars in millions):
Revenues
Earnings (Loss) from Continuing Operations Before Income Taxes

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.

     Revenues for the three months ended September 30, 2005 increased 25.8% to $3.63 billion as compared to the three months ended September 30, 2004. In addition, earnings from continuing operations before income taxes for the three months ended September 30, 2005 increased 54.1% to $487 million as compared to the same period in the prior year.
     The growth in our revenues during the three months ended September 30, 2005 is primarily due to the continuing growth of our homebuilding operations. The growth in our operating earnings during the same period is attributable to both revenue growth and improvements in operating margins.
     In September 2005, we sold all of our international homebuilding operations to a third party. As a result of the sale, the operating results of the international homebuilding operations for the three and six months ended September 30, 2005 and 2004 have been reclassified to discontinued operations.

     The following charts summarize certain key line items of our results of operations by business segment for the six months ended September 30, 2005 and 2004 (dollars in millions):
Revenues
Earnings (Loss) from Continuing Operations Before Income Taxes

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.
     Revenues for the six months ended September 30, 2005 increased 21.1% to $6.72 billion as compared to the six months ended September 30, 2004. In addition, earnings from continuing operations before income taxes for the six months ended September 30, 2005 increased 45.6% to $852 million as compared to the same period in the prior year.
     The primary drivers of the growth in our Home Building business are growth in closings reflective of our growth in neighborhoods open for sale and growth in closings per neighborhood; increases in average unit selling prices and improvements in operating margins. In the six months ended September 30, 2005, we experienced improvements in each of these key areas. Home Building’s domestic operating margin (operating earnings as a percentage of revenues) increased to 15.1%. For more detailed information on the operating results of our Home Building segment, refer to the Home Building segment information below.
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
     Financial Services’ operating results for the three and six months ended September 30, 2005 have been negatively impacted by increases in funding costs and selling, general and administrative expenses, offset to a lesser extent, by increases in Financial Services’ interest income. Following a period of declining refinance activity due to an extended period of relatively low mortgage rates, CTX Mortgage Company, LLC’s refinance activity increased to 23% and 22% of its originations for the three and six months ended September 30, 2005, respectively, as compared to 16% and 20% for the same periods last year. CTX Mortgage Company, LLC also experienced an increase in its total number of loans originated during the same periods. Our Financial Services segment will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them. For the three and six months ended September 30, 2005, our prime mortgage lending business financed 75% of our Home Building non-cash unit closings in both periods versus 72% and 73% for the same periods last year. In addition, the Financial Services operating model includes plans to improve the productivity of its existing loan officers originating prime retail loans and improve its operating leverage. Our prime mortgage lending business is a fee-based business with low capital requirements.
     Our Financial Services segment also includes our sub-prime home equity lending operations, which is a portfolio-based model that produces more predictable earnings. Our sub-prime home equity loans are placed principally through our organically grown origination channels using centrally controlled product, pricing and underwriting. The revenues and operating earnings of Centex Home Equity Company, LLC, or Home Equity, increased 20.5% and 8.6%, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. For the six months ended September 30, 2005, Home Equity’s revenues and operating earnings increased 19.4% and 8.2%, respectively, as compared to the same period last year. The growth in revenues and operating earnings is primarily a result of continued growth in Home Equity’s portfolio of residential mortgage loans held for investment and a program of whole loan sales to third parties. As previously announced, we are exploring strategic alternatives regarding our sub-prime home equity lending group consistent with our strategic intentions to focus on homebuilding. We are currently soliciting indications of interest from third parties with respect to a possible sale of Home Equity. Once such indications of interest have been received and evaluated, we may engage in negotiations with one or more parties with respect to the structure and terms of a transaction. There can be no assurance this initiative will result in a transaction.
     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above current prevailing levels could affect demand for housing, at least in the short term, and could reduce the ability or willingness of prospective homebuyers to finance home purchases and/or could curtail mortgage refinance activity. Although we expect that we would make adjustments in our operations in an effort to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful. Recent increases in interest rates have had an adverse effect on the operating earnings of our Financial Services’ operations. For a more complete discussion of these and other risk factors affecting our business, see “Special Note Regarding Forward-Looking Statements.”
     Our Construction Services segment operating earnings for the six months ended September 30, 2005 decreased as the result of costs incurred for the merging of two offices in the quarter ended June 30, 2005. At September 30, 2005, Construction Services’ backlog was $2.80 billion, an increase of 79.1% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments which are expected to achieve growth in Construction Services’ revenues and operating earnings.
     In the second quarter of fiscal 2006 and in October 2005, hurricanes Katrina, Rita and Wilma impacted certain of our operations. These hurricanes damaged certain of our homebuilding inventories and certain collateral underlying Home Equity’s mortgage loans held for investment. We are in the early stages of assessing the potential exposures related to these disasters. We may experience losses related to property damage, net of insurance, delays in home closings and constraints on the supply of certain raw materials. Management does not believe the impact of the hurricanes will be material to our results of operations or financial condition.

HOME BUILDING
     Home Building’s operations currently consist of domestic operations relating to the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.
     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the statements of consolidated earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the September 30, 2005 presentation.
     The following summarizes the results of our domestic Home Building operations for the three and six months ended September 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues — Housing	$2,716.0	32.3%	$2,053.1	21.6%
Revenues — Land Sales and Other	172.5	119.7%	78.5	268.5%
Cost of Sales — Housing	(1,922.7)	28.9%	(1,491.3)	21.3%
Cost of Sales — Land Sales and Other	(113.4)	75.5%	(64.6)	112.5%
Selling, General and Administrative Expenses	(399.8)	35.2%	(295.8)	20.8%
Earnings from Unconsolidated Entities	6.0	81.8%	3.3	135.7%

Operating Earnings	$458.6	61.9%	$283.2	37.6%

Operating Earnings as a Percentage of Revenues	15.9%	NM *	13.3%	NM

*NM = Not meaningful

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues — Housing	$5,074.0	29.3%	$3,925.4	24.0%
Revenues — Land Sales and Other	213.6	102.8%	105.3	117.6%
Cost of Sales — Housing	(3,596.2)	26.0%	(2,853.1)	22.4%
Cost of Sales — Land Sales and Other	(150.6)	51.1%	(99.7)	80.3%
Selling, General and Administrative Expenses	(759.7)	30.5%	(582.2)	24.8%
Earnings from Unconsolidated Entities	18.4	65.8%	11.1	326.9%

Operating Earnings	$799.5	57.8%	$506.8	39.8%

Operating Earnings as a Percentage of Revenues	15.1%	NM	12.6%	NM
     Domestic Home Building’s financial performance is reflective of changes in the following performance indicators:
•	Growth in average neighborhoods
•	Growth in closings per average neighborhood
•	Increases in average unit sales price
•	Operating margin improvement

     The following tables provide certain supplemental financial and operating data relating to our domestic Home Building operations for the three and six months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Units Closed	9,157	16.9%	7,831	13.4%
Average Unit Sales Price	$296,593	13.1%	$262,181	7.3%
Operating Earnings Per Unit	$50,086	38.5%	$36,159	21.3%
Average Operating Neighborhoods	615	6.8%	576	3.0%
Closings Per Average Neighborhood	14.9	9.6%	13.6	9.7%

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Units Closed	17,392	14.3%	15,214	14.8%
Average Unit Sales Price	$291,745	13.1%	$258,013	8.0%
Operating Earnings Per Unit	$45,972	38.0%	$33,308	21.8%
Average Operating Neighborhoods	611	6.6%	573	2.7%
Closings Per Average Neighborhood	28.5	7.1%	26.6	11.8%

	As of September 30,
	2005		2004
		% Change		% Change
Backlog Units	21,171	19.4%	17,727	16.3%

Lots Owned	106,041	24.3%	85,335	26.1%
Lots Controlled	179,590	31.1%	136,979	45.3%

Total Lots Owned and Controlled	285,631	28.5%	222,314	37.3%

     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. Since September 30, 2004, we have opened 370 new neighborhoods and closed out of 326 neighborhoods, resulting in an increase in our average operating neighborhoods to 611, a 6.6% increase over the prior year.
     Increases in sales per average neighborhood and average operating neighborhoods over the last year contributed to increases in home closings. Home closings increased 16.9% to 9,157 homes for the three months ended September 30, 2005, and 14.3% to 17,392 homes for the six months ended September 30, 2005, as compared to the prior year.
     Higher sales rates continue to contribute to our growth in closings per average neighborhood. For the three months ended September 30, 2005, sales per average neighborhood were 15.5, a 4.7% increase over the same period last year. For the six months ended September 30, 2005, sales per average neighborhood were 32.7, a 6.9% increase over the same period last year. This sales rate increase can be attributed to market conditions, our continued focus on market research, enhanced sales and marketing activities and activity-based sales management. During the three months ended September 30, 2005, sales orders increased in all geographic regions and sales growth rates were particularly strong in the Southwest and Midwest regions, which achieved sales increases over the prior year of 22.3% and 18.4%, respectively. During the six months ended September 30, 2005, sales orders increased in all geographic regions, except for the Southeast, and sales growth rates were particularly strong in the Southwest and Mid-Atlantic regions, which achieved increases over the prior year of 25.7% and 18.2%, respectively. For all regions, sales orders totaled 9,555 units and 19,974 units for the three and six months ended September 30, 2005, an increase of 12.5% and 14.0%, respectively, versus the same prior year period.

     Current housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For the three and six months ended September 30, 2005, average selling prices were up 13.1% to $296,593 and 13.1% to $291,745, respectively, as compared to the same periods last year. Price increases were strong in most markets except for the Midwest and Texas. California experienced price increases of $53,111 to $554,902 for the three months ended September 30, 2005, and $62,811 to $550,247 for the six months ended September 30, 2005, as compared to the same periods in the prior year.
     Selling, general and administrative expenses consist primarily of all homebuilding employee compensation and related benefits, selling commissions and marketing and advertising costs. Selling, general and administrative expenses increased for the three and six months ended September 30, 2005 primarily due to increases in employee count to support planned neighborhood growth and increased incentive compensation reflective of the growth in operating earnings.
     Operating margins (consisting of operating earnings as a percentage of revenues) improved to 15.9% for the three months ended September 30, 2005 as compared to 13.3% for the three months ended September 30, 2004. Operating margins, for the six months ended September 30, 2005, improved to 15.1% as compared to 12.6% for the six months ended September 30, 2004. Increased unit volume, increases in average unit selling price, earnings from land sales and continued focus on controlling direct construction costs resulted in margin improvement throughout Home Building’s domestic operations. National and regional purchasing programs and local cost reduction and efficiency efforts have helped partially offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources, and during the past twelve months have been able to deal effectively with the challenges we have experienced relating to the supply or availability of materials, services and land.
     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while improving margins.
     During the six months ended September 30, 2005, we continued to increase our land position to facilitate our short and longer term growth initiatives. Our total land position owned or controlled under option agreements at September 30, 2005, will provide for approximately 100% of closings for fiscal year 2006, 97% of closings for fiscal year 2007, and 80% of closings for fiscal year 2008 based on our current closing projections. Included in our total land position are approximately 13,215 lots controlled through joint venture arrangements and approximately 92,816 lots for which we control and are currently in the process of completing our due diligence (including certain of such lots controlled through joint ventures).
     The timing and amount of land sales vary from period to period based on several factors, including the location, size, availability and desirability of the land we own in each market. We deploy disciplined capital allocation and management strategies and processes in each of our markets. We also have individual market focused land acquisition and entitlement resources. The execution of our capital management strategies, combined with the value created by our land acquisition and entitlement teams, result in sales of parcels of land from time to time. These sales may be to take the opportunity to realize value that has been created through the entitlement process for parcels that we are not likely to be able to build on for some time. These sales may also be to replace current positions for even better positions in a market. Additionally, we may acquire more land than is required to support our planned growth in a particular geographic area. The probability of future land sales increases when these factors are considered. In addition, the Company’s resort and second home operations sell land in the normal course of conducting their operations.
International
     For a detailed discussion of our international homebuilding operations, see Note (P), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, sub-prime home equity lending and the sale of title insurance and various other insurance coverages, including property and casualty. For the three and six months ended September 30, 2005, Financial Services includes the elimination of gains on sales of mortgage loans and related costs from loans originated by CTX Mortgage Company, LLC and sold to Home Equity. For the three and six months ended September 30, 2004, these loan sales were nominal.
     The following summarizes the results of our Financial Services operations for the three and six months ended September 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$326.2	17.8%	$276.9	(4.7%)
Cost of Sales — Interest Expense	(107.7)	57.2%	(68.5)	18.3%
Selling, General and Administrative Expenses	(164.8)	6.2%	(155.2)	(0.6%)

Operating Earnings	$53.7	0.9%	$53.2	(30.5%)

Interest Margin	$84.7	(7.7%)	$91.8	12.2%

Origination Volume	$5,913.1	36.0%	$4,348.5	(20.4%)
Number of Loans Originated	31,513	15.1%	27,374	(23.7%)

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$630.1	14.3%	$551.2	(1.1%)
Cost of Sales — Interest Expense	(202.1)	55.3%	(130.1)	19.4%
Selling, General and Administrative Expenses	(326.5)	5.2%	(310.3)	1.3%

Operating Earnings	$101.5	(8.4%)	$110.8	(22.0%)

Interest Margin	$172.1	(9.1%)	$189.4	37.7%

Origination Volume	$11,135.4	19.8%	$9,291.2	(14.7%)
Number of Loans Originated	60,719	4.6%	58,067	(19.5%)
     Financial Services’ results are primarily derived from prime mortgage lending and sub-prime home equity lending operations as described below.

Prime Mortgage Lending
     The following summarizes the results of our prime mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the three and six months ended September 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$120.9	15.0%	$105.1	(35.0%)
Cost of Sales — Interest Expense	(17.8)	125.3%	(7.9)	(13.2%)
Selling, General and Administrative Expenses	(82.4)	9.1%	(75.5)	(17.8%)

Operating Earnings	$20.7	(4.6%)	$21.7	(64.2%)

Operating Margin	17.1%	NM	20.6%	NM

Interest Margin	$9.7	(28.7%)	$13.6	(35.2%)

Average Interest Earning Assets	$1,775.6	30.6%	$1,359.9	(39.4%)
Average Yield	6.20%	NM	6.31%	NM
Average Interest Bearing Liabilities	$1,819.7	37.0%	$1,328.5	(38.3%)
Average Rate Paid	3.93%	NM	2.35%	NM

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$230.9	7.8%	$214.2	(30.6%)
Cost of Sales — Interest Expense	(30.6)	105.4%	(14.9)	34.2%
Selling, General and Administrative Expenses	(158.3)	8.8%	(145.5)	(21.6%)

Operating Earnings	$42.0	(21.9%)	$53.8	(52.0%)

Operating Margin	18.2%	NM	25.1%	NM

Interest Margin	$20.3	(30.5%)	$29.2	24.3%

Average Interest Earning Assets	$1,632.5	5.9%	$1,542.1	17.8%
Average Yield	6.24%	NM	5.73%	NM
Average Interest Bearing Liabilities	$1,653.9	11.2%	$1,487.8	22.3%
Average Rate Paid	3.72%	NM	1.97%	NM
     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived from the sale of mortgage loans, together with all related servicing rights, title and other various insurance coverages, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on residential mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.
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
     Revenues for the three and six months ended September 30, 2005 increased year over year due to an increase in loan sales to investors, while loan funding costs also increased as a result of higher short-term interest rates. The increase in selling, general and administrative expenses in the three and six months ended September 30, 2005 is related to the expansion of our branch network and sales management infrastructure. The increases in interest expense and selling, general and administrative expenses resulted in our decrease in operating margin for the three and six months ended September 30, 2005.
     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, collectively, gain on sale of mortgage loans, which is recorded as revenues for the three and six months ended September 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Loan Sales to Investors	$3,551.2	42.5%	$2,492.9	(51.7%)
Gain on Sale of Mortgage Loans	$45.9	22.4%	$37.5	(52.9%)

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Loan Sales to Investors	$6,104.4	20.6%	$5,060.9	(47.2%)
Gain on Sale of Mortgage Loans	$85.3	19.6%	$71.3	(54.4%)
     Loan sales to investors increased due to an increase in the number of loans originated and an increase in average loan size. Average loan size increased 19.7% and 18.4% for the three and six months ended September 30, 2005, respectively.

     The tables below provide a comparative analysis of mortgage loan originations and applications for the three and six months ended September 30, 2005 and 2004. CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is cancelled. Application data presented below includes loans originated in the period and loans scheduled to close in the subsequent periods. Applications cancelled were 4,346 and 4,040 for the three months ended September 30, 2005 and 2004, respectively, and 7,420 and 6,540 for the six months ended September 30, 2005 and 2004, respectively.

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$4,278.7	38.4%	$3,090.5	(30.4%)
Number of Loans Originated
Builder	6,245	20.0%	5,206	10.0%
Retail	12,904	13.7%	11,349	(47.4%)

	19,149	15.7%	16,555	(37.1%)

Number of Loan Applications
Builder	7,148	24.9%	5,721	(6.9%)
Retail	11,658	17.1%	9,957	(38.7%)

	18,806	20.0%	15,678	(30.0%)

Average Loan Size	$223,400	19.7%	$186,700	10.6%

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$8,099.5	22.9%	$6,592.0	(26.7%)
Number of Loans Originated
Builder	11,864	16.0%	10,225	11.5%
Retail	25,215	(1.1%)	25,503	(42.5%)

	37,079	3.8%	35,728	(33.3%)

Number of Loan Applications
Builder	14,464	21.9%	11,867	(2.8%)
Retail	22,247	6.8%	20,824	(49.8%)

	36,711	12.3%	32,691	(39.1%)

Average Loan Size	$218,400	18.4%	$184,500	9.8%
     The increase in retail loan originations for the three months ended September 30, 2005 is primarily the result of an increase in refinancing activity. While the changes in refinancing activity and retail loans originated for the six months ended September 30, 2005 were relatively flat, retail origination volume increased as a result of an increase in average loan size. For the three and six months ended September 30, 2005, Builder originations increased as a result of an increase in Home Building’s closings and our continued focus on serving this customer base. For the three and six months ended September 30, 2005, CTX Mortgage Company, LLC originated loans for 75% of the non-cash unit closings of Home Building’s customers in both periods, versus 72% and 73%, respectively, for the same periods last year.
     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Following a period of declining refinance activity due to an extended period of relatively low mortgage rates, CTX Mortgage Company, LLC’s refinance activity increased to 23% and 22% of its originations for the three and six months ended September 30, 2005, respectively, as compared to 16% and 20% for the same periods last year. Any significant increase in mortgage interest rates above current prevailing levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or curtail mortgage refinance activity.
Although there can be no assurance that these efforts will be successful, we will seek to mitigate the effects on operating earnings of any increase in mortgage interest rates by pursuing our strategy to improve the productivity of existing commissioned loan officers, while at the same time seeking to improve our operating leverage.
Sub-Prime Home Equity Lending
     The following summarizes the results of our sub-prime home equity lending operations for the three and six months ended September 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$207.0	20.5%	$171.8	33.2%
Cost of Sales — Interest Expense	(89.9)	48.3%	(60.6)	24.2%
Selling, General and Administrative Expenses:
Operating Expenses	(59.2)	6.9%	(55.4)	22.6%
Loan Loss Provision	(23.7)	(2.5%)	(24.3)	27.2%

Operating Earnings	$34.2	8.6%	$31.5	98.1%

Interest Margin	$75.0	(4.1%)	$78.2	28.6%

Average Interest Earning Assets	$8,441.6	18.6%	$7,120.6	32.6%
Average Yield	7.81%	NM	7.80%	NM
Average Interest Bearing Liabilities	$8,680.8	18.0%	$7,357.9	31.0%
Average Rate Paid	4.14%	NM	3.30%	NM

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$402.5	19.4%	$337.0	35.5%
Cost of Sales — Interest Expense	(171.5)	48.9%	(115.2)	17.7%
Selling, General and Administrative Expenses:
Operating Expenses	(120.3)	5.8%	(113.7)	32.4%
Loan Loss Provision	(49.0)	(4.1%)	(51.1)	46.4%

Operating Earnings	$61.7	8.2%	$57.0	89.4%

Interest Margin	$151.8	(5.2%)	$160.2	40.5%

Average Interest Earning Assets	$8,303.6	19.8%	$6,933.6	35.3%
Average Yield	7.79%	NM	7.94%	NM
Average Interest Bearing Liabilities	$8,518.3	18.8%	$7,168.6	34.2%
Average Rate Paid	4.03%	NM	3.22%	NM
     The revenues of Home Equity for the three and six months ended September 30, 2005 increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment and as a result of a program of whole loan sales to third parties. Our portfolio growth translated into more interest income, our largest component of revenue. Home Equity recorded $16.1 million and $13.0 million in net revenue and operating earnings related to whole loan sales for the three months ended September 30, 2005 and 2004, respectively.
     For the six months ended September 30, 2005 and 2004, Home Equity recorded $26.7 million and $27.4 million in net revenues and operating earnings, respectively, related to whole loan sales. Whole loan sales have the effect of increasing current revenues but decreasing future interest margin that would have been recognized had the loans been securitized or retained as inventory. A program of whole loan sales is a component of Home Equity’s diversification of funding sources and provides more efficient utilization of capital.
     Cost of sales is comprised of interest expense, which increased in the three and six months ended September 30, 2005, as a result of increases in our average debt outstanding and increases in interest rates as compared to the same period in the prior year.
     Operating expenses for the three and six months ended September 30, 2005 increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of employees led to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.
     The loan loss provision varies from quarter to quarter based upon several factors. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates — Valuation of Residential Mortgage Loans Held for Investment.” Changes in the allowance for losses are included in Note (E), “Residential Mortgage Loans Held for Investment,” of the Notes to Consolidated Financial Statements.
     The increase in operating earnings for the three and six months ended September 30, 2005 is primarily attributable to the growth in our portfolio which translated into an increase in interest income. Interest margin for the three and six months ended September 30, 2005 decreased primarily as a result of higher borrowing costs, as well as increased competitive industry conditions.
     Average interest earning assets and interest bearing liabilities for the three and six months ended September 30, 2005 increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment.
     As previously announced, Centex is exploring strategic alternatives for its sub-prime home equity lending group consistent with our strategic intentions to focus on homebuilding. Centex is currently soliciting indications of interest from third parties with respect to a possible sale of Home Equity. Once such indications of interest have been received and evaluated, Centex may engage in negotiations with one or more third parties with respect to structure and terms of a transaction. There can be no assurance this initiative will result in a transaction.
     The tables below provide a comparative analysis of mortgage loan originations and applications for the three and six months ended September 30, 2005 and 2004. Home Equity defines an application as when an application form has been completed and the applicant has authorized Home Equity to run a credit report.

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$1,634.4	29.9%	$1,258.0	22.8%
Number of Loans Originated	12,364	14.3%	10,819	12.8%
Number of Loan Applications	111,290	12.0%	99,333	16.0%

Average Loan Size	$132,200	13.7%	$116,300	8.9%

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$3,035.9	12.5%	$2,699.2	41.9%
Number of Loans Originated	23,640	5.8%	22,339	20.2%
Number of Loan Applications	216,197	9.6%	197,298	18.6%

Average Loan Size	$128,400	6.3%	$120,800	18.1%

     The increase in origination volume for the three and six months ended September 30, 2005 was due to an increase in the average loan size and an increase in the overall sales force, which resulted in an increase in the number of loan originations.
     The following summarizes the portfolio of mortgage loans serviced by Home Equity as of September 30, 2005 and 2004:

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	86,550	8.7%	79,607	14.1%
Serviced for Others	18,815	21.3%	15,508	30.4%

Total	105,365	10.8%	95,115	16.5%

Dollars in billions
Portfolio Accounting Method	$8.54	18.9%	$7.18	27.8%
Serviced for Others	1.79	47.9%	1.21	70.4%

Total	$10.33	23.1%	$8.39	32.5%

     Home Equity periodically securitizes its inventory of mortgage loans in order to provide long-term funding for its mortgage operations and to reduce its interest rate exposure on fixed rate loans.
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

CONSTRUCTION SERVICES
     The following summarizes the results of our Construction Services operations for the three and six months ended September 30, 2005 and 2004 (dollars in millions):

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$391.9	(13.3%)	$452.2	17.0%
Operating Earnings	$4.0	(27.3%)	$5.5	19.6%

New Contracts Executed	$837.0	129.5%	$364.7	(38.1%)

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Revenues	$758.0	(14.5%)	$886.4	16.3%
Operating Earnings	$6.7	(33.0%)	$10.0	9.9%

New Contracts Executed	$1,555.2	121.3%	$702.7	(17.4%)

	As of September 30,
	2005		2004
		% Change		% Change
Backlog of Uncompleted Contracts	$2,798.4	79.1%	$1,562.7	(2.8%)
     Revenues and operating earnings for the three and six months ended September 30, 2005 decreased as compared to the same periods in the prior year. Revenues for the three and six months ended September 30, 2005 decreased due to an increase in longer term contracts in the current year as compared to the same periods in the prior year. The decrease in operating earnings is primarily due to approximately $1.6 million and $4.1 million in costs incurred for the three and six months ended September 30, 2005 for the merging of two offices which previously operated separately. As of September 30, 2005, we had 281 active projects which represents a 33.2% increase over the prior year. The increase in new contracts executed and backlog of uncompleted contracts was primarily due to the execution of contracts for multi-unit residential projects for which the construction periods range from three to five years. Construction Services defines backlog as the uncompleted portion of all signed contracts. Included in Construction Services’ backlog is $39.0 million of multi-unit residential vertical construction projects for our Home Building business segment.
     Construction Services has also been awarded work that is pending execution of signed contracts. At September 30, 2005 and 2004, such work, which is not included in backlog, was approximately $2.09 billion and $2.63 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER
     Our Other segment includes our home services and investment real estate operations, as well as corporate general and administrative expense and interest expense. The following summarizes the components of the Other segment’s loss before income tax (dollars in millions):

	For the Three Months Ended September 30,
	2005		2004
		% Change		% Change
Operating Loss from Home Services Operations	$(2.2)	4.8%	$(2.1)	90.9%
Operating Loss from Investment Real Estate Operations	(0.3)	50.0%	(0.2)	(100.8%)
Corporate General and Administrative Expense	(23.5)	23.7%	(19.0)	(13.6%)
Interest Expense	(3.1)	(34.0%)	(4.7)	(71.3%)

Operating Loss	$(29.1)	11.9%	$(26.0)	95.5%

	For the Six Months Ended September 30,
	2005		2004
		% Change		% Change
Operating Loss from Home Services Operations	$(4.8)	2.1%	$(4.7)	95.8%
Operating Earnings (Loss) from Investment Real Estate Operations	(0.4)	(104.1%)	9.7	(62.5%)
Corporate General and Administrative Expense	(44.2)	14.5%	(38.6)	(6.1%)
Interest Expense	(5.7)	(37.4%)	(9.1)	(71.5%)

Operating Loss	$(55.1)	29.0%	$(42.7)	(13.7%)

     The decrease in our investment real estate operations’ operating earnings is primarily related to a reduction in sales of real estate and commercial property in the current period. We continue to liquidate this portfolio and are not investing additional capital in investment real estate operations.
     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services.
     For further information on interest expense, see Note (B), “Statements of Consolidated Cash Flows — Supplemental Disclosures,” of the Notes to Consolidated Financial Statements. Total interest incurred was $167.1 million and $115.5 million for the three months and $314.0 million and $221.3 million for the six months ended September 30, 2005 and 2004, respectively. The increase in total interest incurred is primarily related to an increase in average debt outstanding for the three and six months ended September 30, 2005 as compared to the same periods in the prior year.
     Our effective tax rate decreased to approximately 31% from 36% for the three months and decreased to approximately 34% from 36% for the six months ended September 30, 2005 and 2004, respectively, due to a $28.1 million payment from the U.S. Treasury that is effectively, a tax refund. It represents payment on a judgment against the U.S. government for revoking tax benefits we had previously claimed in connection with our acquisition and operation of a savings and loan association in the late 1980s and early 1990s.

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the six months ended September 30, 2005 and 2004 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Six Months Ended September 30,
	2005	2004
Net Cash (Used in) Provided by Centex*
Operating Activities	$(877,283)	$(533,040)
Investing Activities	75,867	(28,492)
Financing Activities	554,032	463,828
Effect of Exchange Rate on Cash	(1,479)	45

	(248,863)	(97,659)

Financial Services
Operating Activities	(218,496)	291,827
Investing Activities	(679,909)	(739,059)
Financing Activities	898,682	442,078

	277	(5,154)

Centex Corporation and Subsidiaries
Operating Activities	(1,262,173)	(241,664)
Investing Activities	(462,648)	(789,100)
Financing Activities	1,477,714	927,906
Effect of Exchange Rate on Cash	(1,479)	45

Net Decrease in Cash	$(248,586)	$(102,813)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the three and six months ended September 30, 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the period, and for the acquisition of land held for development. As the Home Building operations continue to grow, we expect cash used by our Home Building operations will continue to increase. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.
     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. During the six months ended September 30, 2005, Financial Services’ cash used in operating activities reflects an increase in mortgage loans held for sale, as well as an increase in intercompany payables as compared to cash provided by a decrease in mortgage loans held for sale in the comparable period of the prior year. During the six months ended September 30, 2005, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Our existing credit facilities and available capacity as of September 30, 2005 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,000,000	$1,000,000
Letters of Credit	500,000	157,645

	1,500,000	1,157,645	(1) (2)

Financial Services
Mortgage Servicer Advance Facility	100,000	81,871	(3)
Secured Credit Facilities	614,000	279,585	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,348,070
Harwood Street Funding II, LLC Facility	4,000,000	1,734,463

	7,714,000	3,443,989

	$9,214,000	$4,601,634

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for our $900 million commercial paper program and provides $500 million of letter of credit capacity. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Under this facility, Home Equity is permitted to securitize its mortgage servicer advances in an amount to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(4)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $300 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $314 million of secured, committed mortgage warehouse facilities to finance mortgages. These facilities were increased to $390 million in October 2005.
     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of September 30, 2005, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $4.0 billion. HSF-II obtains funds by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of September 30, 2005, HSF-II had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2005, we were in compliance with all these covenants.
     As of September 30, 2005, our short-term debt was $4.06 billion, most of which was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.

     Our outstanding debt (in thousands) as of September 30, 2005 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$3,684
Senior Debt:
Medium-term Note Programs, weighted-average 5.30%, due through 2008	398,000
Senior Notes, weighted-average 5.79%, due through 2016	3,208,654
Other Indebtedness, weighted-average 5.11%, due through 2015	28,766
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,877

3,738,981

Financial Services
Short-term Debt:
Short-term Notes Payable	352,543
Harwood Street Funding II, LLC Medium-term Notes	200,000
Harwood Street Funding I and II, LLC Secured Liquidity Notes	3,505,959
Home Equity Asset-Backed Certificates, weighted-average 4.33%, due through 2036	6,376,326
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 5.86%, due through 2010	60,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average 5.72%, due through 2011	150,000

10,644,828

Total	$14,383,809

     During the six months ended September 30, 2005, the principal amount of our outstanding long-term debt decreased $31.7 million resulting from: (1) Centex issuance of $450.0 million of 5.25% senior notes due in fiscal year 2016, in part, to refinance the scheduled maturity of $200.0 million of 9.75% senior notes and $100.0 million of 7.375% subordinated debentures, (2) Centex issuance of $350.0 million of 5.45% senior notes due in fiscal year 2013, (3) Centex issuance of $150.0 million of 4.88% senior notes due in fiscal year 2009, (4) a decrease in Centex other indebtedness of $14.9 million, (5) Home Equity issuance of $999.0 million and paydowns and retirement of $1,722.1 million of asset-backed certificates and (6) HSF-II issuance of $56.3 million of subordinated notes due in fiscal 2011.
CERTAIN OFF-BALANCE SHEET OBLIGATIONS
     The following is a summary of certain off-balance sheet arrangements and other obligations.
Joint Ventures
     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures was $283.9 million and $163.9 million at September 30, 2005 and March 31, 2005, respectively. These joint ventures had total outstanding secured construction debt of approximately $999.5 million and $426.3 million at September 30, 2005 and March 31, 2005, respectively. Our percentage share of this debt, based solely on our aggregate percentage ownership of the joint ventures, was $354.0 million and $160.1 million at September 30, 2005 and March 31, 2005, respectively. For certain of the joint ventures, which we refer to as the recourse joint ventures, we are liable, on a contingent basis, through limited guarantees, letters of credit or other arrangements, with respect to a portion of the debt. Our maximum potential liability with respect to the debt of the recourse joint ventures, based on our percentage ownership of the recourse joint ventures was approximately $255.2 million and $139.8 million at September 30, 2005 and March 31, 2005, respectively. For certain of the joint ventures, including the recourse joint ventures, we have also guaranteed the completion of the project if the joint venture does not perform the required development and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. Under a completion guarantee, to the extent development costs exceed amounts available under the joint venture’s existing credit facility, we would be liable for incremental costs to complete development. As of September 30, 2005, we do not anticipate we will incur any costs under our completion guarantees.

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
Impairment of Long-Lived Assets
     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in the three and six months ended September 30, 2005 or 2004.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. Goodwill is not subject to amortization, rather goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in the three and six months ended September 30, 2005 or 2004.
Inventory Valuation
     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell.
     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses include all applicable land acquisition, land development and specific construction costs of each home paid to third parties. Construction costs for homes closed include amounts paid through the closing date of the home for construction materials and subcontractor costs, plus an accrual for estimated costs incurred but not yet paid, based on an analysis of budgeted construction costs. Land acquisition and development costs are estimated based on the total costs expected in a project. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project. Land acquisition, land development and home construction costs do not include employee related compensation and benefit costs.
     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs, and land that will not begin development in the next two years. To the extent we determine that we will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales.

Land Held Under Option Agreements Not Owned
     In order to ensure the future availability of land for homebuilding, we enter into land option purchase agreements with unaffiliated third parties. Under the option agreements, we pay a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from us nor obligate us to purchase the land.
     We have evaluated those entities with which we entered into land option agreements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46. The provisions of FIN 46 require us to consolidate the financial results of a variable interest entity if we are the primary beneficiary of the variable interest entity. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns.
     We determine if we are the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. Based on this evaluation, if we are the primary beneficiary of those entities with which we have entered into land option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements are available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. Land option deposits related to these options are also reclassified to land held under option agreements not owned. To the extent we do not exercise our option to purchase such land, the amount of the land option deposit and any letters of credit represent our maximum exposure to loss.
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
     Although we consider the loan origination reserve reflected in our consolidated balance sheet at September 30, 2005 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” or SFAS 123R. Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and SFAS No. 123 and is effective for annual periods beginning after June 15, 2005. As discussed in Note (C) “Stock-Based Compensation Arrangements,” we currently account for share-based payments pursuant to SFAS No. 123; accordingly, SFAS 123R is not expected to have a material impact on our results of operations or financial position.
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
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3,” or SFAS 154. SFAS 154 requires prior period financial statements be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on our results of operations or financial position.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, including statements relating to expected operating and performance results, plans and objectives of management, future developments in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission. In addition to the specific risks and uncertainties discussed in our Form 10-K and elsewhere in this Report, the risks and uncertainties summarized below may affect our business, operations, financial condition or results of operations.
Our Home Building operations are subject to certain risks and uncertainties, including the following:
•	Changes in regional and national economic conditions, such as job growth, interest rates and consumer confidence, could decrease demand and pricing for new homes and adversely affect our profitability;

•	Increased competitive conditions in the residential markets in which we operate or related markets could reduce our home deliveries or decrease our profitability;

•	Slow growth or no growth homebuilding initiatives approved by municipalities could negatively impact our ability to build or timely build in these areas; and

•	Compliance with the extensive and complex laws and regulations that affect the land development and homebuilding process, and other aspects of our business, could have substantial costs both in terms of time and money.

Our Financial Services operations are subject to certain risks and uncertainties, including the following:
•	Increases in interest rates are likely to result in a decrease in the volume of mortgage loan refinancing transactions and can result in decreased interest margins, which could adversely affect the volume of loan originations and reduce our revenues, operating margins and earnings;

•	Although we establish an allowance for credit losses on residential mortgage loans held for investment, there can be no assurance that such allowance will be sufficient to cover any losses or judgments;

•	A significant decline in the ratings of our servicing of residential home mortgages could adversely affect the profitability of our Home Equity operations; and

•	Changes in the laws and regulations that affect loan origination or changes in the way that such laws and regulations are enforced may adversely affect the way that we operate or our ability to profitably originate loans.
Our Construction Services operations are subject to certain risks and uncertainties, including the following:
•	Reductions in capital spending trends, changes in federal and state appropriations for construction projects, decreases in financing and capital availability or increased competitive pressures on the availability and pricing of construction projects could result in a reduction in the supply of suitable projects and reduce margins on construction contracts; and

•	Changes in the timing and funding of new awards, cancellations or changes in the scope of existing contracts, the ability to meet performance or schedule guarantees and cost overruns may adversely affect our operations.
Multiple segments of our business are subject to certain risks and uncertainties, including the following:
•	Any legislation that restricts the ability of government-sponsored enterprises, principally FNMA and FHLMC, to package mortgages into investment securities or that reduces the liquidity of secondary markets could reduce demand for our homes and/or the loans that we originate;

•	A significant decline in the credit rating of our senior debt securities, which is currently investment grade, could adversely affect our ability to generate or obtain the capital to achieve our growth objectives;

•	Increases in interest rates may reduce home sales and loan originations;

•	Natural disasters or adverse weather conditions could delay new home deliveries, increase costs, reduce the availability of raw materials and skilled labor, cause delays in construction, negatively impact the demand for new homes in affected areas and damage homes in affected areas that serve as collateral for mortgage loans that Home Equity services;

•	Increased costs or shortages of building materials, labor disputes and shortages of skilled labor could cause increases in construction costs and construction delays;

•	Changes in federal or state income tax laws that eliminate or substantially modify certain real estate related income tax deductions, such as for mortgage interest or property taxes could adversely impact the demand for, and/or sales prices of, new homes, mortgage loans and home equity loans; and

•	Unusually high levels of warranty and other claims related to construction defects and other construction-related issues could adversely affect our profitability.
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
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company regularly repurchases shares of its common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended September 30, 2005:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average Price Paid	Part of Publicly	Be Purchased Under
	of Shares Purchased	Per Share	Announced Plan	the Plan
Period			6,375,600	1,974,000
July 1-31	50,000	$74.28	50,000	1,924,000
August 1-31	950,000	$69.80	950,000	974,000
September 1-30 (1)	6,640	$64.58	—	5,000,000

Total (2)	1,006,640	$69.99	7,375,600	5,000,000

(1)	Of the 1,006,640 shares repurchased for the quarter ended September 30, 2005, 6,640 shares represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

(2)	Except as provided in Note (1), all share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.
     In February 2004, the Board of Directors increased our share repurchase authorization of common stock to 4,000,000 shares adjusted for our March 2004 two-for-one stock split. In September 2005, the Board of Directors increased our share repurchase authorization of common stock to an aggregate of 5,000,000 shares. The total number of shares purchased in the third column of the above table represents shares of common stock repurchased pursuant to Board of Directors authorizations. Purchases are made from time-to-time in the open market or in block purchases or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased. On October 31, 2005, the Company announced that it had entered into a Rule 10b5-1 share repurchase plan with a broker to facilitate the repurchase of up to 5,000,000 shares of its common stock under its previously announced share repurchase authorization.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 14, 2005, we held our Annual Meeting of Stockholders. A total of 115,792,586 shares out of 128,286,112 shares outstanding were represented in person or by proxy at the meeting. At the Annual Meeting, the following matters were approved:
     (1) Barbara T. Alexander, Juan L. Elek, Timothy R. Eller and James J. Postl were elected as directors to serve for a three-year term until the 2008 Annual Meeting, and Ursula O. Fairbairn was elected as a director to fill a vacancy and to serve for the remainder of a three-year term ending at the 2006 Annual Meeting. Voting results for these nominees are summarized below:

	Number of Shares
	For	Withheld	Broker Non-Votes
Barbara T. Alexander	114,677,885	1,114,701	—
Juan L. Elek	114,944,096	848,490	—
Timothy R. Eller	114,392,046	1,400,540	—
James J. Postl	114,951,326	841,260	—
Ursula O. Fairbairn	114,945,929	846,657	—
     (2) Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006 as set forth in Proposal 2 of the Centex Corporation Proxy Statement dated June 14, 2005. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
115,027,123	62,956	702,506	—
Item 5. Other Information
     Nomination of Directors
     On October 11, 2005, the Board of Directors adopted amended and restated By-Laws for the Company. Article II, Sections 12 and 14, related to nominations of directors. Under the new By-Law provisions, a stockholder may nominate one or more persons for election as directors if the stockholder (a) was a stockholder on the date of the notice, as described below, and on the record date for the determination of persons who may vote at such meeting, (b) provides appropriate information concerning the stockholder and the nominee to the Company, (c) gives timely notice to the Secretary of the Company of the nomination, and (d) complies with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (the “Exchange Act”).
     To be in proper written form, a stockholder’s notice must, among other things, set forth as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person, and (iv) all other information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.
     To be considered timely, the notice must generally be received by the Company (i) with respect to an election to be held at an annual meeting of stockholders, at least 90 days prior to the first anniversary of the preceding year’s annual meeting of stockholders; or (ii) with respect to an election to be held at a special meeting of stockholders, by the later of (x) 60 days prior to such special meeting or (y) the 10th day following the day on which such notice of the date of the special meeting was given or public disclosure of the date of the special meeting was made by the Company.

     The foregoing is only a summary of the director nomination procedures set forth in the Company’s new By-Laws. Reference is made to the By-Laws for the full text of the provisions. A copy of the By-Laws as currently in effect is included as an exhibit to the Current Report on Form 8-K filed by the Company on October 12, 2005.
     Deadlines for Stockholder Proposals
     The Company’s 2006 annual meeting of stockholders is currently scheduled to be held on July 13, 2006. In order to be considered for inclusion in the Company’s proxy materials for that meeting, stockholder proposals must be received at the Company’s executive offices, addressed to the attention of our Secretary, not later than February 15, 2006. Based upon the advance notice requirements of the By-Laws, to be considered at the 2006 annual meeting, a stockholder proposal must be submitted in writing and received by the Company’s Secretary at its executive offices no later than April 13, 2006, and must contain the information specified by and otherwise comply with the By-Laws. In addition, for any proposal that is not submitted for inclusion in the Company’s proxy materials for the 2006 annual meeting of stockholders but is instead sought to be presented directly at that meeting, Rule 14a-4(c) under the Exchange Act permits the Company’s management to exercise discretionary voting authority under proxies it solicits unless the Company is notified about the proposal on or before April 13, 2006 and the stockholder submitting the proposal satisfies the other requirements of Rule 14a-4(c).
Item 6. Exhibits
     The following documents are filed as part of this Report.
3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Amended and Restated By-Laws of Centex dated October 11, 2005 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 12, 2005).

4.1	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as exhibits 4.5 and 4.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to pooling and servicing agreements or similar agreements in connection with certain asset securitizations involving certain subsidiaries of Centex, which agreements have been filed with the SEC as exhibits to various registration statements of CHEC Funding, LLC or to reports incorporated by reference in such registration statements, (c) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (d) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Credit Agreement, dated July 1, 2005, among Centex Corporation, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on July 8, 2005).

10.2	Form of Director Indemnification Agreement* (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on July 15, 2005).

10.3	Form of deferred compensation agreement for Executive Deferred Compensation Plan (as amended).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Management contract or compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

November 1, 2005	/s/ Leldon E. Echols

Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)

November 1, 2005	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)