Form 10-Q
period 2005-12-31
CENTEX CORP
filed 2006-02-01
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)
Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive offices) (Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ✓      Accelerated filer          Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 25, 2006: 122,775,805 shares of common stock, par value $.25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
December 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,
	2005	2004
Revenues
Home Building	$3,003,650	$2,239,451
Financial Services	326,077	266,701
Construction Services	402,927	445,468
Other, including Intersegment Eliminations	5,713	38,075

	3,738,367	2,989,695

Costs and Expenses
Home Building	2,547,629	1,935,720
Financial Services	272,128	220,698
Construction Services	396,516	439,573
Other, including Intersegment Eliminations	8,271	31,737
Corporate General and Administrative	26,775	23,137
Interest Expense	3,009	4,961

	3,254,328	2,655,826

Earnings from Unconsolidated Entities	48,957	43,947

Earnings from Continuing Operations Before Income Taxes	532,996	377,816
Income Taxes	200,247	135,858

Earnings from Continuing Operations	332,749	241,958
Earnings (Loss) from Discontinued Operations, net of
Taxes (Benefit) of $(835) and $4,257	(3,405)	11,813

Net Earnings	$329,344	$253,771

Basic Earnings Per Share
Continuing Operations	$2.63	$1.93
Discontinued Operations	(0.03)	0.09

	$2.60	$2.02

Diluted Earnings Per Share
Continuing Operations	$2.52	$1.82
Discontinued Operations	(0.03)	0.09

	$2.49	$1.91

Average Shares Outstanding
Basic	126,572,663	125,593,379
Dilutive Securities:
Options	5,307,073	6,747,733
Other	198,027	206,078

Diluted	132,077,763	132,547,190

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,
	2005	2004
Revenues
Home Building	$8,291,236	$6,270,124
Financial Services	956,145	817,945
Construction Services	1,160,904	1,331,913
Other, including Intersegment Eliminations	53,570	121,792

	10,461,855	8,541,774

Costs and Expenses
Home Building	7,054,047	5,470,701
Financial Services	800,735	661,116
Construction Services	1,148,023	1,317,088
Other, including Intersegment Eliminations	61,776	110,414
Corporate General and Administrative	70,935	61,741
Interest Expense	8,705	14,078

	9,144,221	7,635,138

Earnings from Unconsolidated Entities	67,585	56,059

Earnings from Continuing Operations Before Income Taxes	1,385,219	962,695
Income Taxes	490,498	345,531

Earnings from Continuing Operations	894,721	617,164
Earnings from Discontinued Operations, net of Taxes of $18,888 and $11,147	2,823	24,452

Net Earnings	$897,544	$641,616

Basic Earnings Per Share
Continuing Operations	$7.00	$4.96
Discontinued Operations	0.02	0.20

	$7.02	$5.16

Diluted Earnings Per Share
Continuing Operations	$6.68	$4.69
Discontinued Operations	0.02	0.18

	$6.70	$4.87

Average Shares Outstanding
Basic	127,933,898	124,404,141
Dilutive Securities:
Options	5,578,959	6,863,476
Other	441,420	435,136

Diluted	133,954,277	131,702,753

Cash Dividends Per Share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	December 31, 2005	March 31, 2005
Assets
Cash and Cash Equivalents	$78,900	$502,586
Restricted Cash	469,113	377,789
Receivables -
Residential Mortgage Loans Held for Investment, net	8,758,681	7,914,426
Residential Mortgage Loans Held for Sale	1,727,631	1,775,324
Construction Contracts	307,545	302,035
Trade, including Notes of $33,487 and $57,071	435,310	490,199
Inventories -
Housing Projects	8,292,195	6,234,005
Land Held for Development and Sale	381,100	205,190
Land Held Under Option Agreements Not Owned	552,984	456,917
Other	10,405	33,439
Investments -
Joint Ventures and Other	344,282	163,944
Financial Services	—	—
Property and Equipment, net	162,032	159,722
Other Assets -
Deferred Income Taxes	348,523	180,127
Goodwill	218,369	216,537
Mortgage Securitization Residual Interest	64,582	70,120
Deferred Charges and Other, net	272,837	251,459
Assets of Discontinued Operations	—	677,260

	$22,424,489	$20,011,079

Liabilities and Stockholders’ Equity
Accounts Payable	$824,883	$590,276
Accrued Liabilities	1,620,296	1,519,390
Debt -
Centex	4,106,579	3,107,917
Financial Services	10,583,348	9,721,146
Payables to (Receivables from) Affiliates	—	—
Liabilities of Discontinued Operations	—	334,072
Commitments and Contingencies
Minority Interests	538,911	457,521
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 123,786,142 and 127,729,275 Shares	33,956	33,327
Capital in Excess of Par Value	532,440	407,995
Unamortized Value of Deferred Compensation	(49)	(197)
Retained Earnings	4,864,468	3,982,306
Treasury Stock, at Cost; 12,038,622 and 5,577,686 Shares	(688,017)	(213,801)
Accumulated Other Comprehensive Income	7,674	71,127

Total Stockholders’ Equity	4,750,472	4,280,757

	$22,424,489	$20,011,079

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
December 31, 2005	March 31, 2005	December 31, 2005	March 31, 2005

$66,384	$490,308	$12,516	$12,278
74,858	53,339	394,255	324,450

—	—	8,758,681	7,914,426
—	—	1,727,631	1,775,324
307,545	302,035	—	—
232,004	292,630	203,306	197,569

8,292,195	6,234,005	—	—
381,100	205,190	—	—
552,984	456,917	—	—
4,666	27,133	5,739	6,306

344,282	163,944	—	—
700,862	572,290	—	—
120,404	116,487	41,628	43,235

191,794	161,055	156,729	19,072
206,632	204,800	11,737	11,737
—	—	64,582	70,120
206,205	172,100	66,632	79,359
—	677,260	—	—

$11,681,915	$10,129,493	$11,443,436	$10,453,876

$819,895	$569,100	$4,988	$21,176
1,467,637	1,381,488	152,659	137,902

4,106,579	3,107,917	—	—
—	—	10,583,348	9,721,146
—	—	20,282	(44,958)
—	334,072	—	—

537,332	456,159	1,579	1,362

—	—	—	—

33,956	33,327	1	1
532,440	407,995	275,467	275,467
(49)	(197)	—	—
4,864,468	3,982,306	397,383	333,568
(688,017)	(213,801)	—	—
7,674	71,127	7,729	8,212

4,750,472	4,280,757	680,580	617,248

$11,681,915	$10,129,493	$11,443,436	$10,453,876

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Nine Months Ended December 31,
	2005	2004
Cash Flows — Operating Activities
Net Earnings	$897,544	$641,616
Adjustments-
Depreciation and Amortization	49,441	43,125
Stock-based Compensation	51,326	36,583
Provision for Losses on Residential Mortgage Loans Held for Investment	68,032	71,941
Deferred Income Tax (Benefit) Provision	(166,994)	22,833
Undistributed Earnings of Joint Ventures	21,955	33,685
Undistributed Earnings of Financial Services	—	—
Minority Interest, net of Taxes	(517)	825
Gain on Sale of Discontinued Operations	(6,500)	—
Changes in Assets and Liabilities, Excluding Effect of Dispositions
(Increase) Decrease in Restricted Cash	(91,324)	(135,598)
Decrease (Increase) in Receivables	26,379	(44,219)
Decrease in Residential Mortgage Loans Held for Sale	47,693	233,963
Increase in Housing Projects and Land Held for Development and Sale	(2,254,858)	(1,823,266)
(Increase) Decrease in Other Inventories	(163)	47,167
Increase (Decrease) in Accounts Payable and Accrued Liabilities	311,776	101,380
(Increase) Decrease in Other Assets, net	(24,938)	16,735
Increase (Decrease) in Payables to Affiliates	—	—
Other	2,447	(3,231)

	(1,068,701)	(756,461)

Cash Flows — Investing Activities
Payment on Notes Receivable, net	23,584	177
Increase in Residential Mortgage Loans Held for Investment	(912,287)	(1,296,615)
Investments in and Advances to Joint Ventures	(316,085)	(164,094)
Distributions from Joint Ventures	134,740	122,519
(Increase) Decrease in Investment and Advances to Financial Services	—	—
Purchases of Property and Equipment, net	(42,998)	(30,183)
Proceeds from Dispositions	327,415	9,267
Other	(2,857)	(896)

	(788,488)	(1,359,825)

Cash Flows — Financing Activities
Increase in Short-term Debt, net	1,781,738	1,501,002
Centex
Issuance of Long-term Debt	972,049	722,759
Repayment of Long-term Debt	(327,153)	(41,121)
Financial Services
Issuance of Long-term Debt	2,008,372	1,867,799
Repayment of Long-term Debt	(2,539,019)	(2,106,145)
Proceeds from Stock Option Exercises	28,593	57,899
Treasury Stock Transactions, net	(474,216)	(572)
Dividends Paid	(15,382)	(14,848)

	1,434,982	1,986,773

Effect of Exchange Rate on Cash	(1,479)	977

Net (Decrease) Increase in Cash and Cash Equivalents	(423,686)	(128,536)
Cash and Cash Equivalents at Beginning of Period (1)	502,586	178,859

Cash and Cash Equivalents at End of Period (2)	$78,900	$50,323

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operation of $199 as of March 31, 2004.

(2)	Amount includes cash and cash equivalents of discontinued operation of $12,276 as of December 31, 2004.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
2005	2004	2005	2004

$897,544	$641,616	$88,815	$98,039

36,035	29,756	13,406	13,369
51,326	36,583	—	—
—	—	68,032	71,941
(28,981)	14,689	(138,013)	8,144
21,955	33,685	—	—
(63,815)	(59,039)	—	—
(734)	750	217	75
(6,500)	—	—	—

(21,519)	5,243	(69,805)	(140,841)
32,295	(20,673)	(5,916)	(23,546)
—	—	47,693	233,963
(2,254,858)	(1,823,266)	—	—
(730)	44,400	567	2,767
313,207	172,417	(1,222)	(59,740)
(43,559)	(9,151)	18,621	25,886
—	—	64,548	(29,299)
2,447	—	—	(3,231)

(1,065,887)	(932,990)	86,943	197,527

23,405	158	179	19
—	—	(912,287)	(1,296,615)
(316,085)	(164,094)	—	—
134,740	122,519	—	—
(64,757)	18,002	—	—
(31,199)	(13,320)	(11,799)	(16,863)
327,415	—	—	9,267
(2,857)	(896)	—	—

70,662	(37,631)	(923,907)	(1,304,192)

388,889	122,074	1,392,849	1,378,928

972,049	722,759	—	—
(327,153)	(41,121)	—	—

—	—	2,008,372	1,867,799
—	—	(2,539,019)	(2,106,145)
28,593	57,899	—	—
(474,216)	(572)	—	—
(15,382)	(14,848)	(25,000)	(39,000)

572,780	846,191	837,202	1,101,582

(1,479)	977	—	—

(423,924)	(123,453)	238	(5,083)
490,308	160,590	12,278	18,269

$66,384	$37,137	$12,516	$13,186

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
(A) BASIS OF PRESENTATION
     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also included in the consolidated financial statements are certain variable interest entities, as discussed in Note (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
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
(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Cash Paid for Interest	$163,326	$113,105	$463,755	$323,607

Net Cash Paid for Taxes	$174,896	$90,445	$600,926	$265,339

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

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Total Interest Incurred	$176,250	$121,867	$490,244	$343,206
Less — Interest Capitalized	(57,162)	(44,647)	(163,372)	(126,705)
Financial Services’ Interest Expense	(116,079)	(72,259)	(318,167)	(202,423)

Interest Expense, net	$3,009	$4,961	$8,705	$14,078

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$40,241	$31,014	$115,334	$88,859

     In September 2005, the Company sold its international homebuilding operations to an unrelated third party. The sales price was based on international homebuilding operations’ net assets as defined in the sale and purchase agreement. In December 2005, the sales price was adjusted based upon the international homebuilding operations’ net asset value, as defined as of the closing date. Total cash proceeds received in the sale were $318.7 million. Net proceeds received on the disposition of the international homebuilding operations may be adjusted based upon the filing of its statutory tax return. Additionally, the Company has indemnified the purchaser for certain contingencies. The Company does not believe such contingencies would be material to the Company’s results of operations or financial position. The net loss on sale of these operations is summarized below:

Sales Proceeds	$318,717
Assets Sold	(632,956)
Liabilities Assumed by Buyer	118,951
Long-term Debt Assumed by Buyer	153,434
Cumulative Foreign Currency Gain	48,354

Pre-tax Gain on Sale	6,500
Income Tax Expense	(15,660)

Net Loss on Sale	$(9,160)

     For further information on the sale of our international homebuilding operations, see Note (P), “Discontinued Operations.”
     As explained in Note (I), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of December 31, 2005 and March 31, 2005, the Company consolidated $497.7 million and $415.4 million, respectively, of lot option agreements and recorded $55.3 million and $41.5 million, respectively, of deposits related to these options as land held under option agreements not owned.
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
     In May 2005, the Company also granted approximately 562.6 stock units and 236.2 shares of restricted stock to employees. Stock units and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant. The May 2005 stock unit and restricted stock grants had a total value of $45.8 million.
     In July 2005, the Company granted approximately 13.2 shares of restricted stock to the Company’s directors. The total value of this grant was $1.0 million.

(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
			Capital in	Value of		Treasury	Other
	Common Stock		Excess of	Deferred	Retained	Stock,	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	at Cost	Income (Loss)	Total
Balance, March 31, 2005	127,729	$33,327	$407,995	$(197)	$3,982,306	$(213,801)	$71,127	$4,280,757
Issuance of Restricted Stock	249	62	(62)	—	—	—	—	—
Stock Compensation	—	—	51,178	148	—	—	—	51,326
Exercise of Stock Options, Including Tax Benefits	2,267	567	81,919	—	—	—	—	82,486
Cash Dividends	—	—	—	—	(15,382)	—	—	(15,382)
Purchase of Common Stock for Treasury	(6,778)	—	—	—	—	(478,900)	—	(478,900)
Other Stock Transactions	319	—	(8,590)	—	—	4,684	—	(3,906)
Net Earnings	—	—	—	—	897,544	—	—	897,544
Unrealized Loss on Hedging Instruments	—	—	—	—	—	—	(710)	(710)
Foreign Currency Translation Adjustments (1)	—	—	—	—	—	—	(62,743)	(62,743)

Balance, December 31, 2005	123,786	$33,956	$532,440	$(49)	$4,864,468	$(688,017)	$7,674	$4,750,472

(1)	Amount includes a reclassification adjustment of $48,354 for foreign currency gain included in net earnings.
(E) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT
     Residential mortgage loans held for investment by Centex Home Equity Company, LLC and its related companies (“Home Equity”), including real estate owned, consisted of the following:

	December 31, 2005	March 31, 2005
Residential Mortgage Loans Held for Investment	$8,851,538	$7,999,728
Allowance for Losses on Residential Mortgage Loans Held for Investment	(92,857)	(85,302)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$8,758,681	$7,914,426

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows for the nine months ended December 31, 2005 and the year ended March 31, 2005:

	For the Nine Months Ended	For the Year Ended
	December 31, 2005	March 31, 2005
Balance at Beginning of Period	$85,302	$56,358
Provision for Losses	68,032	98,801
Losses Sustained, net of Recoveries of $953 and $1,226	(60,477)	(69,857)

Balance at End of Period	$92,857	$85,302

	December 31, 2005	March 31, 2005
Allowance as a Percentage of Gross Loans Held for Investment	1.1%	1.1%
Allowance as a Percentage of 90+ Days Contractual Delinquency	37.5%	44.2%
90+ Days Contractual Delinquency (based on months) Total Dollars Delinquent	$247,405	$192,835
% Delinquent	2.8%	2.4%
(F) GOODWILL
     A summary of changes in goodwill by segment for the nine months ended December 31, 2005 is presented below:

			Construction
	Home Building	Financial Services	Services	Other	Total
Balance as of March 31, 2005	$121,501	$11,737	$1,007	$82,292	$216,537
Goodwill Acquired	—	—	—	1,832	1,832

Balance as of December 31, 2005	$121,501	$11,737	$1,007	$84,124	$218,369

     Goodwill for the Other segment at December 31, 2005 relates to the Company’s home services operations.

(G) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted average interest rates at December 31, 2005 and March 31, 2005 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries other than those included in Financial Services.

	December 31, 2005		March 31, 2005
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$396,759	4.49%	$7,870	1.72%

Financial Services
Financial Institutions	557,608	4.62%	190,779	3.12%
Medium-term Notes:
Harwood Street Funding I, LLC	—	—%	250,000	2.90%
Harwood Street Funding II, LLC	200,000	4.44%	—	—%
Secured Liquidity Notes:
Harwood Street Funding I, LLC	1,315,714	4.36%	1,195,076	2.89%
Harwood Street Funding II, LLC	1,787,403	4.40%	832,021	2.99%

Consolidated Short-term Debt	4,257,484		2,475,746

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	373,000	5.74%	398,000	4.59%
Senior Notes, due through 2016	3,208,708	5.79%	2,458,547	6.32%
Other Indebtedness, due through 2015	28,214	5.54%	43,670	5.57%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,898	8.75%	99,838	8.75%
Subordinated Debentures, due in 2006	—	—%	99,992	7.38%

	3,709,820		3,100,047

Financial Services
Home Equity Asset-Backed Certificates, due through 2036	6,512,623	4.95%	7,099,520	3.63%
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, due through 2010	60,000	6.39%	60,000	4.87%
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, due through 2011	150,000	6.25%	93,750	5.02%

	6,722,623		7,253,270

Consolidated Long-term Debt	10,432,443		10,353,317

Total Debt	$14,689,927		$12,829,063

     Centex’s short-term debt as of December 31, 2005 consisted of commercial paper of $390.0 million and land and land related acquisition notes of $6.8 million. Centex’s short-term debt as of March 31, 2005 consisted of $7.9 million in land acquisition notes.

     The weighted-average interest rates for short-term and long-term debt during the nine months ended December 31, 2005 and 2004 were:

	For the Nine Months Ended December 31,
	2005	2004
Short-term Debt:

Centex	3.78%	1.65%
Financial Services	3.76%	2.02%

Long-term Debt:

Centex
Medium-term Note Programs (1)	5.41%	5.52%
Senior Notes	5.91%	6.49%
Other Indebtedness	5.34%	5.10%
Subordinated Debentures	8.50%	8.06%

Financial Services
Centex Home Equity Company, LLC Long-term Debt (2)	4.47%	3.30%
CTX Mortgage Company, LLC Long-term Debt (3)	5.60%	3.58%

(1)	Interest rates include the effects of an interest rate swap agreement.

(2)	Consists of Centex Home Equity Company, LLC Asset-Backed Certificates and Harwood Street Funding II, LLC Variable Rate Subordinated Notes.

(3)	Consists of Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

	Centex	Financial Services	Total

2006	$15,920	$936,662	$952,582
2007	292,351	2,898,026	3,190,377
2008	527,233	1,378,732	1,905,965
2009	150,130	579,005	729,135
2010	225,072	734,787	959,859
Thereafter	2,499,114	195,411	2,694,525

	$3,709,820	$6,722,623	$10,432,443

     Financial Services’ long-term debt associated with Home Equity includes Asset-Backed Certificates of $6.51 billion at December 31, 2005. These Asset-Backed Certificates relate to securitized residential mortgage loans and are structured as collateralized borrowings. The holders of such debt have no recourse for non-payment to Centex Home Equity Company, LLC or Centex Corporation; however, as is common in these structures, Centex Home Equity Company, LLC remains liable for customary loan representations. The principal and interest on these certificates are paid from the liquidation of the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these certificates is dependent upon the payments received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for optional redemptions and projected prepayments.
     Under debt covenants contained in Centex Corporation’s multi-bank revolving credit facility, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2005, Centex was in compliance with all of these covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of December 31, 2005 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,000,000	$610,000
Letters of Credit	500,000	139,475

	1,500,000	749,475	(1) (2)
Unsecured Credit Facility	150,000	150,000	(3)

	1,650,000	899,475

Financial Services
Mortgage Servicer Advance Facility	100,000	17,653	(4)
Secured Credit Facilities	990,000	514,739	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,622,800
Harwood Street Funding II, LLC Facility	4,000,000	1,862,597

	8,090,000	4,017,789

	$9,740,000	$4,917,264	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $900 million commercial paper program and provides $500 million of letter of credit capacity. As of December 31, 2005, the $900 million commercial paper program had $390 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, the Company maintains a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	Under this facility, Home Equity is permitted to securitize its mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $300 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $690 million of secured, committed mortgage warehouse facilities to finance mortgages.

(6)	The amount of available capacity consists of $4,767.3 million of committed capacity and $150.0 million of uncommitted capacity as of December 31, 2005. Although the Company believes that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.
CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. Since 1999, CTX Mortgage Company, LLC has sold substantially all conforming and Jumbo “A” mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At December 31, 2005, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of December 31, 2005, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity.
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
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $3.10 billion and $2.10 billion of mortgage loans to investors during the three months ended December 31, 2005 and 2004, respectively, and $9.20 billion and $7.17 billion during the nine months ended December 31, 2005 and 2004, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $40.6 million and $35.8 million during the three months ended December 31, 2005 and 2004, respectively, and $126.0 million and $107.1 million during the nine months ended December 31, 2005 and 2004, respectively.
Centex Home Equity Company, LLC and Harwood Street Funding II, LLC
     Home Equity finances its inventory of mortgage loans held for investment principally through Harwood Street Funding II, LLC (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $4.0 billion. HSF-II obtains funds for the purchase of eligible loans by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of December 31, 2005, HSF-II had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services. HSF-II’s debt does not have recourse to the Company and the consolidation of this debt does not change the Company’s debt ratings.
     Home Equity utilizes a program of whole loan sales as a component of its diverse funding sources to provide more efficient utilization of capital. Home Equity recorded $23.9 million and $4.0 million in net revenue and operating earnings related to whole loan sales for the three months ended December 31, 2005 and 2004, respectively.

For the nine months ended December 31, 2005 and 2004, Home Equity recorded $50.6 million and $31.4 million in net revenues and operating earnings, respectively, related to whole loan sales.
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
(H) COMMITMENTS AND CONTINGENCIES
     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. The Company’s investment in these non-consolidated joint ventures was $344.3 million and $163.9 million at December 31, 2005 and March 31, 2005, respectively. These joint ventures had total outstanding secured construction debt of approximately $1,131.2 million and $426.3 million at December 31, 2005 and March 31, 2005, respectively. The Company’s percentage share of this debt, based solely on its aggregate percentage ownership of the joint ventures, was $418.1 million and $160.1 million at December 31, 2005 and March 31, 2005, respectively. For certain of the joint ventures, which the Company refers to as the recourse joint ventures, the Company is liable on a contingent basis, through limited guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. The Company’s maximum potential liability with respect to the debt of the recourse joint ventures, based on the Company’s percentage ownership of the recourse joint ventures, was approximately $258.6 million and $139.8 million at December 31, 2005 and March 31, 2005, respectively. For certain of the joint ventures, including the recourse joint ventures, the Company has also guaranteed the completion of the project if the joint venture does not perform the required development and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. Under a completion guarantee, to the extent development costs exceed amounts available under the joint venture’s credit facility, the Company would be liable for incremental costs to complete development. As of December 31, 2005, the Company does not anticipate it will incur any costs under its completion guarantees.
     At December 31, 2005, the Company had $360.9 million in outstanding letters of credit. These letters of credit are primarily issued pursuant to certain performance related obligations and as security for certain land option purchase agreements of the Home Building segment and letters of credit provided under the Company’s various insurance programs. In addition, the Company has surety bonds outstanding, primarily related to certain performance related obligations of its homebuilding and construction services operations. The Company does not believe that any outstanding bonds will be drawn upon.
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

     Changes in Home Building’s contractual warranty liability are as follows for the nine months ended December 31, 2005 and the year ended March 31, 2005:

	December 31, 2005	March 31, 2005

Balance at Beginning of Period	$34,961	$16,683
Warranties Issued	37,197	42,591
Settlements Made	(29,350)	(31,070)
Changes in Liability of Pre-Existing Warranties, Including Expirations	—	6,757

Balance at End of Period	$42,808	$34,961

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the nine months ended December 31, 2005 and the year ended March 31, 2005:

	December 31, 2005	March 31, 2005
Balance at Beginning of Period	$18,803	$25,045
Provision for Losses	1,996	557
Settlements	(2,359)	(6,799)

Balance at End of Period	$18,440	$18,803

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

(I) LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire at various dates through the year 2015.
     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain land option agreements at December 31, 2005. As a result, the Company recorded $497.7 million and $415.4 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests as of December 31, 2005 and March 31, 2005, respectively. The following table summarizes the Company’s investment in land option agreements and their total purchase price (dollars in millions):

	December 31, 2005	March 31, 2005
Cash Deposits included in:
Land Held for Development and Sale	$244.7	$141.9
Land Held Under Option Agreements Not Owned	55.3	41.5

Total Cash Deposits in Inventory	300.0	183.4
Letters of Credit	25.9	40.4

Total Invested through Deposits or Secured with Letters of Credit	$325.9	$223.8

Total Purchase Price of Land Option Agreements	$9,522.2	$7,340.5

(J) COMPREHENSIVE INCOME
     A summary of comprehensive income for the three and nine months ended December 31, 2005 and 2004 is presented below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

Net Earnings	$329,344	$253,771	$897,544	$641,616
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	(333)	6,028	(710)	11,816
Foreign Currency Translation Adjustment	4	21,381	(14,389)	17,264
Foreign Currency Gain Reclassified to Net Earnings	—	—	(48,354)	—

Comprehensive Income	$329,015	$281,180	$834,091	$670,696

     The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments in place as of December 31, 2005 is discussed in detail in Note (M), “Derivatives and Hedging.” Unrealized gain or loss on hedging instruments also includes other comprehensive loss of $4,828 related to terminated hedges executed in connection with the anticipated issuance of fixed-rate debt. This other comprehensive loss will be recognized in earnings over the remaining term of the respective fixed-rate debt. The foreign currency translation adjustments were reclassified to earnings from discontinued operations in connection with the sale of the Company’s international homebuilding operations.

(K) BUSINESS SEGMENTS
     As of December 31, 2005, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate primarily in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company. Investments in joint ventures are not material and are not shown in the following tables. For the three and nine months ended December 31, 2005, intersegment revenues and cost of sales are included in the results of operations for the individual segments but have been eliminated in consolidation. Intersegment eliminations include the elimination of Construction Services’ revenues earned and costs and expenses incurred on multi-unit residential vertical construction with our Home Building business segment. For the three and nine months ended December 31, 2004, intersegment revenues and cost of sales were nominal.
Home Building
     Home Building’s operations currently consist of domestic operations relating to the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.
     In September 2005, the Company sold all of its international homebuilding operations, which had previously been included in the Home Building segment, to a third party for cash. In December 2005, the sales price was adjusted based upon international homebuilding operations’ net asset value as defined in the sale and purchase agreement as of the closing date. Cash proceeds received upon the sale were $318.7 million, which resulted in a net loss on the disposition of $9.2 million after taxes. As a result of the sale, the operating results of the international homebuilding operations for the three and nine months ended December 31, 2005 and 2004 have been reclassified to discontinued operations in the statements of consolidated earnings and all related assets and liabilities have been disclosed separately on the consolidated balance sheets. See Note (P), “Discontinued Operations,” for additional information.
Financial Services
     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $199.3 million and $160.3 million for the three months and $573.4 million and $479.8 million for the nine months ended December 31, 2005 and 2004, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities. For the three and nine months ended December 31, 2005, Financial Services includes the elimination of gains on sales of mortgage loans and related costs from loans originated by CTX Mortgage Company, LLC and sold to Home Equity. For the three and nine months ended December 31, 2004, these loan sales were nominal.
     In September 2005, the Company announced that it is exploring strategic alternatives for Home Equity, including a possible sale. The Company received expressions of interest concerning the possible sale of Home Equity from various third parties. The Company is currently engaged in discussions with one or more bidders. There can be no assurance that a sale of Home Equity will be completed or, if a sale is completed, as to the nature of the buyer, the terms or timing of the transaction.
Construction Services
     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $2.8 million and $2.0 million for the three months and $6.6 million and $4.7 million for the nine months ended December 31, 2005 and 2004, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Other
     The Company’s Other segment includes corporate general and administrative expenses and interest expense. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting.

	For the Three Months Ended December 31, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$3,003.6	$326.1	$402.9	$29.1	$(23.3)	$3,738.4
Cost of Sales	(2,126.3)	(116.1)	(377.9)	(14.9)	22.3	(2,612.9)
Selling, General and Administrative Expenses	(421.3)	(156.1)	(18.6)	(45.5)	—	(641.5)
Earnings from Unconsolidated Entities	48.9	—	0.1	—	—	49.0

Earnings (Loss) Before Income Tax	$504.9	$53.9	$6.5	$(31.3)	$(1.0)	$533.0

	For the Three Months Ended December 31, 2004
	(Dollars in millions)

	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$2,239.5	$266.7	$445.5	$38.0	$2,989.7
Cost of Sales	(1,609.2)	(72.3)	(422.6)	(18.6)	(2,122.7)
Selling, General and Administrative Expenses	(326.5)	(148.4)	(17.0)	(41.2)	(533.1)
Earnings from Unconsolidated Entities	43.4	—	0.5	—	43.9

Earnings (Loss) Before Income Tax	$347.2	$46.0	$6.4	$(21.8)	$377.8

	For the Nine Months Ended December 31, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$8,291.2	$956.2	$1,160.9	$86.8	$(33.2)	$10,461.9
Cost of Sales	(5,873.0)	(318.2)	(1,090.9)	(43.7)	31.8	(7,294.0)
Selling, General and Administrative Expenses	(1,181.0)	(482.6)	(57.1)	(129.6)	—	(1,850.3)
Earnings from Unconsolidated Entities	67.3	—	0.3	—	—	67.6

Earnings (Loss) Before Income Tax	$1,304.5	$155.4	$13.2	$(86.5)	$(1.4)	$1,385.2

	For the Nine Months Ended December 31, 2004
	(Dollars in millions)

	Home	Financial	Construction
	Building	Services	Services	Other	Total

Revenues	$6,270.1	$817.9	$1,331.9	$121.8	$8,541.7
Cost of Sales	(4,562.0)	(202.4)	(1,269.3)	(67.1)	(6,100.8)
Selling, General and Administrative Expenses	(908.7)	(458.7)	(47.8)	(119.1)	(1,534.3)
Earnings from Unconsolidated Entities	54.5	—	1.6	—	56.1

Earnings (Loss) Before Income Tax	$853.9	$156.8	$16.4	$(64.4)	$962.7

     The following summarizes the components of the Other segment’s loss before income tax (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

Operating Loss from Home Services Operations	$(1.6)	$(0.4)	$(6.3)	$(5.1)
Operating Earnings (Loss) from Investment Real Estate Operations	—	6.7	(0.5)	16.4
Corporate General and Administrative Expense	(26.7)	(23.1)	(71.0)	(61.6)
Interest Expense	(3.0)	(5.0)	(8.7)	(14.1)

	$(31.3)	$(21.8)	$(86.5)	$(64.4)

(L) INCOME TAXES
     Income tax expense for earnings from continuing operations for the Company increased from $135.9 million to $200.2 million, and the effective tax rate increased from approximately 36% to 38%, for the three months ended December 31, 2004 and 2005, respectively. The increase in the effective tax rate is primarily the result of a reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards. Income tax expense for earnings from continuing operations for the Company increased from $345.5 million to $490.5 million, and the effective tax rate decreased from approximately 36% to 35%, for the nine months ended December 31, 2004 and 2005, respectively. The decrease in the effective tax rate is primarily the result of benefits associated with the new deduction for qualified domestic production activities and a $28.1 million payment in September 2005 from the U.S. Treasury, partially offset by the reduction in net operating loss carryforward benefits. The $28.1 million payment is effectively a tax refund and represents payment on a judgment against the U.S. government for revoking tax benefits the Company had previously claimed in connection with its acquisition and operation of a savings and loan association in the late 1980s and early 1990s.
(M) DERIVATIVES AND HEDGING
     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the risks that are subject to changes in interest rates, Financial Services, through Home Equity, has entered into various interest rate swap agreements designated as cash flow hedges. Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into mandatory forward trade commitments (“forward trade commitments”) designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. In addition, CTX Mortgage Company, LLC and its related companies enter into other derivatives not designated as hedges. The following discussion summarizes our derivatives used to manage the risk of interest rate fluctuations.
Cash Flow Hedges
     Financial Services, through Home Equity, has interest rate swap agreements that, in effect, fix the variable interest rates on a portion of its outstanding debt. These interest rate swap agreements are designated as cash flow hedges. The following table summarizes the interest rate swap agreements in place as of December 31, 2005 (dollars in thousands except as indicated):

		Fixed			Accumulated Other
	Notional Value	Interest		Termination	Comprehensive
	(in millions)	Rate		Date	Income
Financial Services
Interest rate swaps	$1,964.0	3.2	% (1)	Through August 2008	$12,557
(1)	Weighted average fixed interest rates.
     Interest rate swap agreements are recorded at their fair value in other assets or accrued liabilities in the Consolidated Balance Sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of stockholders’ equity through other comprehensive income (loss). Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts were insignificant for the three and nine months ended December 31, 2005.
     Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments.
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC and its related companies, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $2.5 million and $17.2 million for the three and nine months ended December 31, 2005, respectively. For the three and nine months ended December 31, 2004, the amount of hedge ineffectiveness included in earnings was a gain of approximately $5.7 million and $13.0 million, respectively.
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
     The net change in the estimated fair value of other derivatives resulted in a loss of approximately $1.4 million and $2.1 million for the three and nine months ended December 31, 2005, respectively, compared to a gain of approximately $772 and $438 for the three and nine months ended December 31, 2004, respectively.

(N) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment” (“SFAS 123R”). Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and SFAS No. 123 and is effective for annual periods beginning after June 15, 2005. As discussed in Note (C), “Stock-Based Compensation Arrangements,” the Company currently accounts for share-based payments pursuant to SFAS No. 123; accordingly, SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position; however, SFAS 123R may impact the timing of recognition of equity-based compensation.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires prior period financial statements to be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.
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
(P) DISCONTINUED OPERATIONS
     In September 2005, the Company sold its international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the statements of consolidated earnings, and any assets or liabilities related to these discontinued operations have been presented separately on the consolidated balance sheets. All prior period information related to these discontinued operations has been reclassified to be consistent with the December 31, 2005 presentation.

     Discontinued operations for international homebuilding operations are as follows (dollars in millions):

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Revenues	$—	$128.9	$224.4	$327.8
Operating Earnings	—	16.1	15.2	35.6
Pre-tax Gain on Sale	(4.2)	—	6.5	—
     The net loss on the sale of the Company’s international homebuilding operations was $9,160. Estimated income taxes of $15,660 associated with the disposition include income taxes on the repatriation of foreign earnings, which the Company had previously considered permanently reinvested.
(Q) SUBSEQUENT EVENTS
     On January 24, 2006, the Company completed a previously-announced Rule 10b5-1 share repurchase plan. Total repurchases in January were 1.5 million shares of the Company’s common stock at an average price of $75.03 per share.
(R) RECLASSIFICATIONS
     Certain prior year balances have been reclassified to be consistent with the December 31, 2005 presentation including reclassification of distribution of earnings from joint ventures to cash flows from operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     We currently operate in three principal business segments: Home Building, Financial Services and Construction Services. The following charts summarize certain key line items of our results of operations by business segment for the three months ended December 31, 2005 and 2004 (dollars in millions):
Revenues
Earnings (Loss) from Continuing Operations Before
Income Taxes

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.
     Revenues for the three months ended December 31, 2005 increased 25.0% to $3.74 billion as compared to the three months ended December 31, 2004. In addition, earnings from continuing operations before income taxes for the three months ended December 31, 2005 increased 41.0% to $533 million as compared to the same period in the prior year.
     The growth in our revenues during the three months ended December 31, 2005 is primarily due to the continuing growth of our homebuilding operations. The growth in our operating earnings during the same period is primarily attributable to revenue growth in excess of increases in cost of sales and selling, general and administrative expenses.

     The following charts summarize certain key line items of our results of operations by business segment for the nine months ended December 31, 2005 and 2004 (dollars in millions):
Revenues
Earnings (Loss) from Continuing Operations
Before Income Taxes

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.

     Revenues for the nine months ended December 31, 2005 increased 22.5% to $10.46 billion as compared to the nine months ended December 31, 2004. In addition, earnings from continuing operations before income taxes for the nine months ended December 31, 2005 increased 43.8% to $1.39 billion as compared to the same period in the prior year.
     The primary drivers of the growth in our Home Building business are growth in closings and increases in average unit selling prices. During the nine months ended December 31, 2005, we experienced improvements in these key areas. Home Building’s domestic operating margin (operating earnings as a percentage of revenues) increased to 15.7%.
     In the long-term, the overall demand for housing in the United States is driven by population growth, immigration, household formations and increasing home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. The highly fragmented homebuilding industry in the United States is in the early stages of a consolidation phase during which large homebuilders grow faster than the industry as a whole. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. In calendar year 2004 (the most recent data available), the 10 largest homebuilders were producing approximately 22% of the nation’s new housing stock. We believe industry consolidation will continue to be an important growth factor over the next decade as large homebuilders realize the benefits of size, such as capital strength, more efficient operations and technological advantages.
     As of March 31, 2005, we had homebuilding operations in 38 of the 50 largest housing markets in the United States (based on 2004 housing market data obtained from Professional Builder® magazine). We have largely completed our geographic diversification plan and are now focused primarily on further penetration in our existing markets.
     In the third quarter of fiscal year 2006, growth in sales moderated in certain markets. We believe that such moderating growth in sales is reflective of certain markets returning to a more normalized level. In addition, we believe that overall long-term housing demand remains favorable and that our geographic diversification reduces our exposure to declines in any specific market.
     Financial Services’ operating results for the three and nine months ended December 31, 2005 have been negatively impacted by increases in funding costs and selling, general and administrative expenses, while interest income and revenues from loan sales to investors increased at a comparable rate during the same period. Although the changes in CTX Mortgage Company, LLC’s refinancing activity and retail loans originated for the nine months ended December 31, 2005 were relatively flat, retail origination volume increased as a result of an increase in average loan size. For the three and nine months ended December 31, 2005, CTX Mortgage Company, LLC’s Builder originations increased as a result of an increase in Home Building’s closings and our continued focus on serving this customer base. CTX Mortgage Company, LLC will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them. In addition, CTX Mortgage Company, LLC’s operating model includes plans to improve the productivity of its existing loan officers and improve its operating leverage. Our prime mortgage lending business is a fee-based business with low capital requirements.
     Our Financial Services segment also includes our sub-prime home equity lending operations, which is a portfolio-based model that produces more predictable earnings. Our sub-prime home equity loans are placed principally through our organically grown origination channels using centrally controlled product, pricing and underwriting. The revenues and operating earnings of Centex Home Equity Company, LLC, or Home Equity, increased 29.9% and 36.7%, respectively, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. For the nine months ended December 31, 2005, Home Equity’s revenues and operating earnings increased 22.9% and 16.9%, respectively, as compared to the same period last year. The growth in revenues and operating earnings is primarily a result of continued growth in Home Equity’s portfolio of residential mortgage loans held for investment and a program of whole loan sales to third parties. Interest margin for the three and nine months ended December 31, 2005 decreased primarily as a result of higher borrowing costs, as well as increased competitive industry conditions. As previously announced, we have been exploring strategic alternatives for Home Equity, including a possible sale. We received expressions of interest concerning the possible sale of Home Equity from various third parties. We are currently engaged in discussions with one or more bidders. There can be no assurance that a sale of Home Equity will be completed or, if a sale is completed, as to the nature of the buyer, the terms or timing of the transaction. If we are able to consummate a sale of Home Equity, our Board of Directors will determine the use of net proceeds, which may include investment in homebuilding operations and additional share repurchases.
     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above current prevailing levels could affect demand for housing, at least in the short term, and could reduce the ability or willingness of prospective homebuyers to finance home purchases and/or could curtail mortgage refinance activity. Although we expect that we would make adjustments in our operations in an effort to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful. Recent increases in interest rates have had an adverse effect on the operating earnings of our Financial Services’ operations. For a more complete discussion of these and other risk factors affecting our business, see Item 1a of Part II, “Risk Factors.”
     Our Construction Services segment operating earnings for the nine months ended December 31, 2005 decreased as the result of costs incurred in the first and second quarters for the merging of two offices. At December 31, 2005, Construction Services’ backlog was $2.95 billion, an increase of 46.6% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments which provide greater opportunity to achieve growth in Construction Services’ revenues and operating earnings.
     In the second quarter of fiscal 2006 and in October 2005, hurricanes Katrina, Rita and Wilma impacted certain of our operations. These hurricanes damaged certain of our homebuilding inventories and certain collateral underlying Home Equity’s mortgage loans held for investment. We are continuing to assess the potential exposures related to these disasters. We may experience losses related to property damage, net of insurance, delays in home closings and constraints on the supply of certain raw materials. Management believes the impact of the hurricanes will not be material to our results of operations or financial condition.
HOME BUILDING
     Home Building’s operations currently consist of domestic operations relating to the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.
     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the statements of consolidated earnings. All prior period information related to these discontinued operations has been reclassified to be consistent with the December 31, 2005 presentation.
     The following summarizes the results of our domestic Home Building operations for the three and nine months ended December 31, 2005 and 2004 (dollars in millions):

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues — Housing	$2,956.3	36.1%	$2,172.5	18.6%
Revenues — Land Sales and Other	47.3	(29.4%)	67.0	(9.3%)
Cost of Sales — Housing	(2,080.7)	33.8%	(1,554.8)	16.0%
Cost of Sales — Land Sales and Other	(45.6)	(16.2%)	(54.4)	(22.3%)
Selling, General and Administrative Expenses	(421.3)	29.0%	(326.5)	22.7%
Earnings from Unconsolidated Entities	48.9	12.7%	43.4	107.7%

Operating Earnings	$504.9	45.4%	$347.2	38.8%

Operating Earnings as a Percentage of Revenues	16.8%	NM*	15.5%	NM
*NM = Not meaningful

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues — Housing	$8,030.4	31.7%	$6,097.9	22.0%
Revenues — Land Sales and Other	260.8	51.5%	172.2	40.8%
Cost of Sales — Housing	(5,676.9)	28.8%	(4,407.9)	20.0%
Cost of Sales — Land Sales and Other	(196.1)	27.3%	(154.1)	23.1%
Selling, General and Administrative Expenses	(1,181.0)	30.0%	(908.7)	24.0%
Earnings from Unconsolidated Entities	67.3	23.5%	54.5	132.9%

Operating Earnings	$1,304.5	52.8%	$853.9	39.4%

Operating Earnings as a Percentage of Revenues	15.7%	NM	13.6%	NM

     Domestic Home Building’s financial performance is reflective of changes in the following performance indicators:
•	Growth in average neighborhoods

•	Growth in closings per average neighborhood

•	Increases in average unit sales price

•	Operating margin improvement
     The following tables provide certain supplemental financial and operating data relating to our domestic Home Building operations for the three and nine months ended December 31, 2005 and 2004:

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Units Closed	9,504	18.1%	8,047	7.8%
Average Unit Sales Price	$311,064	15.2%	$269,972	10.0%
Operating Earnings Per Unit	$53,127	23.1%	$43,143	28.8%
Average Operating Neighborhoods	635	6.2%	598	6.8%
Closings Per Average Neighborhood	15.0	11.1%	13.5	1.5%

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Units Closed	26,896	15.6%	23,261	12.2%
Average Unit Sales Price	$298,571	13.9%	$262,150	8.7%
Operating Earnings Per Unit	$48,500	32.1%	$36,711	24.2%
Average Operating Neighborhoods	618	6.4%	581	4.1%
Closings Per Average Neighborhood	43.5	8.8%	40.0	7.8%

	As of December 31,
	2005		2004
		% Change		% Change
Backlog Units	19,795	13.1%	17,501	18.5%

Lots Owned	106,595	13.5%	93,919	30.8%
Lots Controlled	187,126	14.1%	164,002	62.6%

Total Lots Owned and Controlled	293,721	13.9%	257,921	49.4%

     We define a neighborhood as an individual active selling location targeted to a specific buyer segment. Since December 31, 2004, we have opened 334 new neighborhoods and closed out of 308 neighborhoods, resulting in an increase in our average operating neighborhoods to 618, a 6.4% increase over the prior year.
     Increases in sales per average neighborhood and average operating neighborhoods over the last year contributed to increases in home closings. Home closings increased 18.1% to 9,504 homes for the three months ended December 31, 2005, and 15.6% to 26,896 homes for the nine months ended December 31, 2005, as compared to the prior year.
     For the three months ended December 31, 2005, sales orders increased 3.9% to 8,128 units while sales per average neighborhood decreased to 12.8 as compared to 13.1 in the prior year. The largest decreases in sales per average neighborhood occurred in the Southwest Florida, Washington, D.C. and Minnesota markets. The decreases in sales per average neighborhood for the three months ended December 31, 2005 in these markets are a result of market specific factors. These factors include instances where we have limited sales in certain neighborhoods to match production constraints and realize higher selling prices. We believe the moderating growth in sales is reflective of certain markets returning to a more normalized level. Additionally, we closed our Salt Lake City and Central South Carolina homebuilding operations, which also contributed to the decline in sales growth rates for the three months ended December 31, 2005. We believe that the overall housing demand remains favorable and that our geographic diversification reduces our exposure to declines in any specific market. For the nine months ended December 31, 2005, sales orders increased 10.9% to 28,102 units and sales per average neighborhood increased 4.4% to 45.5 versus the prior year. Sales orders increased in all geographic regions except for the Southeast region. Sales growth rates were particularly strong in the Southwest and West Coast regions, which achieved sales increases over the prior year of 26.4% and 12.6%, respectively. Sales rate increases for the nine months ended December 31, 2005 can be attributed to market conditions, our continued focus on market research, enhanced sales and marketing activities and activity-based sales management.
     Current housing market conditions, combined with our geographic, product and segment diversification strategies, continued to drive higher overall average selling prices. For the three and nine months ended December 31, 2005, average selling prices were up 15.2% to $311,064 and 13.9% to $298,571, respectively, as compared to the same periods last year. Average selling prices increased in all regions and were strongest in the Mid-Atlantic region while the Midwest experienced only slight increases. California experienced price increases of $72,301 to $581,265 for the three months ended December 31, 2005, and $66,109 to $561,081 for the nine months ended December 31, 2005, as compared to the same periods in the prior year.
     Selling, general and administrative expenses consist primarily of all homebuilding employee compensation and related benefits, selling commissions and marketing and advertising costs. Selling, general and administrative expenses increased for the three and nine months ended December 31, 2005 primarily due to increases in employee count to support planned neighborhood growth and increased incentive compensation reflective of the growth in operating earnings.
     Operating margins (consisting of operating earnings as a percentage of revenues) improved to 16.8% for the three months ended December 31, 2005 as compared to 15.5% for the three months ended December 31, 2004. Operating margins, for the nine months ended December 31, 2005, improved to 15.7% as compared to 13.6% for the nine months ended December 31, 2004. Increased unit volume, increases in average unit selling price, earnings from land sales and continued focus on controlling direct construction costs resulted in overall margin improvement. National and regional purchasing programs and local cost reduction and efficiency efforts have helped partially offset increasing raw material costs experienced throughout the year. We purchase materials, services and land from numerous sources, and during the past twelve months have been able to deal effectively with the challenges we have experienced relating to the supply or availability of materials, services and land.
     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while improving margins.
     During the nine months ended December 31, 2005, we continued to increase our land position to facilitate our short and longer term growth initiatives. Our total land position owned or controlled under option agreements at December 31, 2005, will provide for approximately 100% of closings for fiscal year 2006, 95% of closings for fiscal year 2007, and 69% of closings for fiscal year 2008 based on our current closing projections. Included in our total land position are approximately 17,124 lots controlled through joint venture arrangements and approximately 112,577 lots for which we control and are currently in the process of completing our due diligence (including certain of such lots controlled through joint ventures).
     The timing and amount of land sales vary from period to period based on several factors, including the location, size, availability and desirability of the land we own in each market. We deploy disciplined capital allocation and management strategies and processes in each of our markets. We also have individual market focused land acquisition and entitlement resources. The execution of our capital management strategies, combined with the value created by our land acquisition and entitlement teams, result in sales of parcels of land from time to time. These sales may be to take the opportunity to realize value that has been created through the entitlement process for parcels that we are not likely to be able to build on for some time. These sales may also be to replace current positions where we have an opportunity to acquire better positions in a market. Additionally, we may acquire more land than is required to support our planned growth in a particular geographic area. The probability of future land sales increases when these factors are considered. In addition, the Company’s resort and second home operations sell land in the normal course of conducting their operations.

International
     For a discussion of our international homebuilding operations, see Note (P), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage origination, servicing and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, sub-prime home equity lending and the sale of title insurance and various other insurance coverages, including property and casualty. For the three and nine months ended December 31, 2005, Financial Services reflects the elimination of gains on sales of mortgage loans and related costs from loans originated by CTX Mortgage Company, LLC and sold to Home Equity. For the three and nine months ended December 31, 2004, these loan sales were nominal.
     The following summarizes the results of our Financial Services operations for the three and nine months ended December 31, 2005 and 2004 (dollars in millions):

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$326.1	22.3%	$266.7	12.0%
Cost of Sales — Interest Expense	(116.1)	60.6%	(72.3)	25.3%
Selling, General and Administrative Expenses	(156.1)	5.2%	(148.4)	8.5%

Operating Earnings	$53.9	17.2%	$46.0	5.3%

Interest Margin	$83.2	(5.5%)	$88.0	12.7%
Origination Volume	$5,491.4	23.9%	$4,432.2	13.9%
Number of Loans Originated	29,222	9.6%	26,653	2.6%

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$956.2	16.9%	$817.9	2.8%
Cost of Sales — Interest Expense	(318.2)	57.2%	(202.4)	21.4%
Selling, General and Administrative Expenses	(482.6)	5.2%	(458.7)	3.5%

Operating Earnings	$155.4	(0.9%)	$156.8	(15.6%)

Interest Margin	$255.3	(8.0%)	$277.4	28.7%
Origination Volume	$16,626.8	21.2%	$13,723.5	(7.2%)
Number of Loans Originated	89,941	6.2%	84,720	(13.6%)
     Financial Services’ results are primarily derived from prime mortgage lending and sub-prime home equity lending operations as described below.

Prime Mortgage Lending
     The following summarizes the results of our prime mortgage lending operations, which are conducted by CTX Mortgage Company, LLC and its related companies, for the three and nine months ended December 31, 2005 and 2004 (dollars in millions):

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$112.9	11.5%	$101.3	(2.8%)
Cost of Sales — Interest Expense	(17.3)	108.4%	(8.3)	36.1%
Selling, General and Administrative Expenses	(74.6)	3.5%	(72.1)	1.3%

Operating Earnings	$21.0	0.5%	$20.9	(22.3%)

Operating Margin	18.6%	NM	20.6%	NM

Interest Margin	$9.0	(18.9%)	$11.1	(8.3%)

Average Interest Earning Assets	$1,533.4	17.7%	$1,302.8	(10.4%)
Average Yield	6.85%	NM	5.94%	NM
Average Interest Bearing Liabilities	$1,526.6	18.6%	$1,287.3	(4.2%)
Average Rate Paid	4.52%	NM	2.56%	NM

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$343.8	9.0%	$315.5	(23.6%)
Cost of Sales — Interest Expense	(47.9)	106.5%	(23.2)	34.1%
Selling, General and Administrative Expenses	(232.9)	7.0%	(217.6)	(15.2%)

Operating Earnings	$63.0	(15.7%)	$74.7	(46.2%)

Operating Margin	18.3%	NM	23.7%	NM

Interest Margin	$29.3	(27.3%)	$40.3	12.9%

Average Interest Earning Assets	$1,599.5	9.4%	$1,462.3	8.5%
Average Yield	6.43%	NM	5.79%	NM
Average Interest Bearing Liabilities	$1,611.5	13.4%	$1,421.0	12.9%
Average Rate Paid	3.97%	NM	2.15%	NM
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
     Revenues for the three and nine months ended December 31, 2005 increased year over year due to increases in interest income and loan sales to investors, while loan funding costs also increased as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the decrease in interest margin for the three and nine months ended December 31, 2005 and 2004. The increase in selling, general and administrative expenses in the three and nine months ended December 31, 2005 is related to additions to our branch network and sales management infrastructure. The increases in interest expense and selling, general and administrative expenses resulted in our decrease in operating margin for the three and nine months ended December 31, 2005.
     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, collectively, gain on sale of mortgage loans, which is recorded as revenues for the three and nine months ended December 31, 2005 and 2004 (dollars in millions):

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Loan Sales to Investors	$3,099.1	47.3%	$2,104.4	(40.7%)
Gain on Sale of Mortgage Loans	$40.6	13.4%	$35.8	(17.5%)

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Loan Sales to Investors	$9,203.5	28.4%	$7,165.4	(45.4%)
Gain on Sale of Mortgage Loans	$126.0	17.6%	$107.1	(46.4%)
     Loan sales to investors increased due to an increase in the number of loans originated and an increase in average loan size. Average loan size increased 14.0% and 17.0% for the three and nine months ended December 31, 2005, respectively.

     The tables below provide a comparative analysis of mortgage loan originations and applications for the three and nine months ended December 31, 2005 and 2004. CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is cancelled. Application data presented below includes loan applications received, which resulted in originations in the period and applications for loans scheduled to close in subsequent periods. Applications cancelled were 5,464 and 4,453 for the three months ended December 31, 2005 and 2004, respectively, and 12,884 and 10,993 for the nine months ended December 31, 2005 and 2004, respectively.

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$3,737.4	22.0%	$3,064.1	6.2%
Number of Loans Originated
Builder	6,616	21.1%	5,463	6.3%
Retail	9,813	(0.8%)	9,897	(15.1%)

	16,429	7.0%	15,360	(8.5%)

Number of Loan Applications
Builder	5,908	8.1%	5,463	15.6%
Retail	7,728	(10.2%)	8,603	(3.9%)

	13,636	(3.1%)	14,066	2.8%

Average Loan Size	$227,500	14.0%	$199,500	16.1%

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$11,836.9	22.6%	$9,656.1	(18.7%)
Number of Loans Originated
Builder	18,480	17.8%	15,688	9.7%
Retail	35,028	(1.1%)	35,400	(36.8%)

	53,508	4.7%	51,088	(27.4%)

Number of Loan Applications
Builder	20,372	17.6%	17,330	2.3%
Retail	29,975	1.9%	29,427	(41.7%)

	50,347	7.7%	46,757	(30.6%)

Average Loan Size	$221,200	17.0%	$189,000	11.9%
     For the three and nine months ended December 31, 2005, Builder originations increased as a result of an increase in Home Building’s closings and our continued focus on serving this customer base. CTX Mortgage Company, LLC originated loans for 75% of the non-cash unit closings of Home Building’s customers for the three and nine months ended December 31, 2005, versus 73% and 72%, respectively, for the same periods last year. Retail loans originated for the three and nine months were relatively flat. Origination volume increased as a result of an increase in Builder loans originated and an increase in average loan size.
     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. CTX Mortgage Company, LLC’s refinance activity accounted for 21% and 22% of its originations for the three and nine months ended December 31, 2005, respectively, as compared to 21% for both periods in the prior year. Any significant increase in mortgage interest rates above current prevailing levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or curtail mortgage refinance activity.

Sub-Prime Home Equity Lending
     The following summarizes the results of our sub-prime home equity lending operations for the three and nine months ended December 31, 2005 and 2004 (dollars in millions):

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$214.9	29.9%	$165.4	23.4%
Cost of Sales — Interest Expense	(98.8)	54.4%	(64.0)	24.0%
Selling, General and Administrative Expenses:
Operating Expenses	(62.8)	13.2%	(55.5)	26.4%
Loan Loss Provision	(19.0)	(8.7%)	(20.8)	(4.1%)

Operating Earnings	$34.3	36.7%	$25.1	49.4%

Interest Margin	$74.2	(3.5%)	$76.9	16.5%

Average Interest Earning Assets	$8,574.4	14.8%	$7,468.3	27.5%
Average Yield	8.07%	NM	7.55%	NM
Average Interest Bearing Liabilities	$8,765.6	13.8%	$7,703.8	26.1%
Average Rate Paid	4.51%	NM	3.32%	NM

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$617.4	22.9%	$502.4	31.3%
Cost of Sales — Interest Expense	(270.3)	50.8%	(179.2)	19.9%
Selling, General and Administrative Expenses:
Operating Expenses	(183.1)	8.2%	(169.2)	30.4%
Loan Loss Provision	(68.0)	(5.4%)	(71.9)	27.0%

Operating Earnings	$96.0	16.9%	$82.1	75.1%

Interest Margin	$226.0	(4.7%)	$237.1	31.8%

Average Interest Earning Assets	$8,393.9	18.0%	$7,111.8	32.5%
Average Yield	7.88%	NM	7.81%	NM
Average Interest Bearing Liabilities	$8,600.8	17.1%	$7,347.0	31.3%
Average Rate Paid	4.19%	NM	3.25%	NM
     The revenues of Home Equity for the three and nine months ended December 31, 2005 increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment and as a result of a program of whole loan sales to third parties. Our portfolio growth translated into more interest income, our largest component of revenue. Home Equity recorded $23.9 million and $4.0 million in net revenue and operating earnings related to whole loan sales for the three months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005 and 2004, Home Equity recorded $50.6 million and $31.4 million in net revenues and operating earnings, respectively, related to whole loan sales. Whole loan sales have the effect of increasing current revenues but decreasing future margin that would have been recognized had the loans been securitized or retained as inventory. A program of whole loan sales is a component of Home Equity’s diversification of funding sources and provides more efficient utilization of capital. Whole loan sales vary from period to period based upon market conditions, Home Equity’s funding requirements and efficient utilization of capital.
     Cost of sales is comprised of interest expense, which increased in the three and nine months ended December 31, 2005, as a result of increases in our average debt outstanding and increases in interest rates as compared to the same period in the prior year.
     Operating expenses for the three and nine months ended December 31, 2005 increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of employees led to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.
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
     The increase in operating earnings for the three and nine months ended December 31, 2005 is primarily attributable to the growth in our portfolio which translated into an increase in interest income, as well as, an increase in whole loan sale net revenues. Interest margin for the three and nine months ended December 31, 2005 decreased primarily as a result of higher borrowing costs, as well as increased competitive industry conditions.
     Average interest earning assets and interest bearing liabilities for the three and nine months ended December 31, 2005 increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment.
     As previously announced, Centex has been exploring strategic alternatives for Home Equity, including a possible sale. Centex received expressions of interest concerning the possible sale of Home Equity from various third parties. Centex is currently engaged in discussions with one or more bidders. There can be no assurance that a sale of Home Equity will be completed or, if a sale is completed, as to the nature of the buyer, the terms or timing of the transaction.
     The tables below provide a comparative analysis of mortgage loan originations and applications for the three and nine months ended December 31, 2005 and 2004. Home Equity defines an application as when an application form has been completed and the applicant has authorized Home Equity to run a credit report.

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$1,754.0	28.2%	$1,368.1	36.2%
Number of Loans Originated	12,793	13.3%	11,293	23.0%
Number of Loan Applications	112,976	12.4%	100,509	20.3%

Average Loan Size	$137,100	13.2%	$121,100	10.7%

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Origination Volume (in millions)	$4,789.9	17.8%	$4,067.4	39.9%
Number of Loans Originated	36,433	8.3%	33,632	21.1%
Number of Loan Applications	329,173	10.5%	297,807	19.2%

Average Loan Size	$131,500	8.8%	$120,900	15.5%

     The increase in origination volume for the three and nine months ended December 31, 2005 was due to an increase in the average loan size and an increase in the number of loan originations.
     The following summarizes the portfolio of mortgage loans serviced by Home Equity as of December 31, 2005 and 2004:

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	86,780	5.0%	82,628	12.8%
Serviced for Others	19,357	30.8%	14,794	30.0%

Total	106,137	8.9%	97,422	15.1%

Dollars in billions
Portfolio Accounting Method	$8.76	13.5%	$7.72	27.0%
Serviced for Others	1.92	65.5%	1.16	73.1%

Total	$10.68	20.3%	$8.88	31.6%

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
     Another component of Home Equity’s servicing portfolio includes loans sold on a “whole loan basis” that Home Equity continues to service and securitizations accounted for as gain on sale in accordance with FASB SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” where from October 1997 through March 2000, an estimate of the entire gain resulting from the sale was included in earnings during the period in which the securitization transaction occurred. These loans are included in the serviced for others category in the above table. Unlike the portfolio accounting method, our balance sheet does not reflect the mortgage loans receivable or the offsetting debt resulting from these securitizations. However, the gain on sale method does reflect Home Equity’s retained residual interest in, as well as the servicing rights to, the securitized loans on the balance sheet. We refer to the retained residual interest as the mortgage securitization residual interest, or MSRI. Home Equity carries MSRI at fair value on the balance sheet.
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

CONSTRUCTION SERVICES
     The following summarizes the results of our Construction Services operations for the three and nine months ended December 31, 2005 and 2004 (dollars in millions):

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$402.9	(9.6%)	$445.5	10.2%
Operating Earnings	$6.5	1.6%	$6.4	77.8%

New Contracts Executed	$555.1	(38.0%)	$895.2	59.6%

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Revenues	$1,160.9	(12.8%)	$1,331.9	14.2%
Operating Earnings	$13.2	(19.5%)	$16.4	29.1%

New Contracts Executed	$2,110.3	32.1%	$1,597.9	13.2%

	As of December 31,
	2005		2004
		% Change		% Change
Backlog of Uncompleted Contracts	$2,950.5	46.6%	$2,012.4	14.1%
     Construction Services’ revenues are impacted by the nature and size of construction projects, the stage of completion and the construction schedule as defined by project owners. Revenues for the three and nine months ended December 31, 2005 decreased as compared to the prior year primarily due to a higher concentration of projects with extended construction periods. For the three months ended December 31, 2005, operating earnings increased as compared to the prior year reflective of improved operating margins on active projects. The decrease in operating earnings for the nine months ended December 31, 2005 is primarily due to approximately $4.1 million in costs incurred in the first and second quarters for the merging of two offices which previously operated separately, slightly offset by an improvement in operating margins. As of December 31, 2005, we had 294 active projects which represent a 23.0% increase over the prior year. New contracts executed for the three months ended December 31, 2005 decreased compared to the prior year, which included significant military housing related contracts. The increase in new contracts executed for the nine months ended December 31, 2005 and in backlog of uncompleted contracts was primarily due to the execution of contracts for multi-unit residential projects for which the construction periods range from three to five years. Construction Services defines backlog as the uncompleted portion of all signed contracts. Included in Construction Services’ backlog is $196.5 million of multi-unit residential vertical construction projects for our Home Building business segment.
     Construction Services has also been awarded work that is pending execution of signed contracts. At December 31, 2005 and 2004, such work, which is not included in backlog, was approximately $2.04 billion and $2.25 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER
     Our Other segment includes our home services and investment real estate operations, as well as corporate general and administrative expense and interest expense. The following summarizes the components of the Other segment’s loss before income tax (dollars in millions):

	For the Three Months Ended December 31,
	2005		2004
		% Change		% Change
Operating Loss from Home Services Operations	$(1.6)	300.0%	$(0.4)	—%
Operating Earnings from Investment Real Estate Operations	—	(100.0%)	6.7	52.3%
Corporate General and Administrative Expense	(26.7)	15.6%	(23.1)	(22.7%)
Interest Expense	(3.0)	(40.0%)	(5.0)	42.9%

Operating Loss	$(31.3)	43.6%	$(21.8)	(24.8%)

	For the Nine Months Ended December 31,
	2005		2004
		% Change		% Change
Operating Loss from Home Services Operations	$(6.3)	23.5%	$(5.1)	112.5%
Operating Earnings (Loss) from Investment Real Estate Operations	(0.5)	(103.0%)	16.4	(45.9%)
Corporate General and Administrative Expense	(71.0)	15.3%	(61.6)	(13.4%)
Interest Expense	(8.7)	(38.3%)	(14.1)	(60.2%)

Operating Loss	$(86.5)	34.3%	$(64.4)	(18.1%)

     The decrease in our investment real estate operations’ operating earnings is primarily related to a reduction in sales of real estate and commercial property in the current period. We have liquidated substantially all of this portfolio and are not investing additional capital in investment real estate operations.
     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The increase in corporate general and administrative expenses is primarily related to compensation increases reflective of additional personnel to support the growth in our operations and higher performance-related compensation levels due to increases in our earnings and returns.
     For further information on interest expense, see Note (B), “Statements of Consolidated Cash Flows — Supplemental Disclosures,” of the Notes to Consolidated Financial Statements. Total interest incurred was $176.3 million and $121.9 million for the three months and $490.2 million and $343.2 million for the nine months ended December 31, 2005 and 2004, respectively. The increase in total interest incurred is primarily related to an increase in average debt outstanding for the three and nine months ended December 31, 2005 as compared to the same periods in the prior year.
     Our effective tax rate increased to approximately 38% from 36% for the three months ended December 31, 2005 and 2004, respectively. The increase is due primarily to a reduction in the availability of tax benefits related to our net operating loss carryforwards. Our effective tax rate decreased to approximately 35% from 36% for the nine months ended December 31, 2005 and 2004, respectively, due to benefits associated with the new deduction for qualified domestic production activities and a $28.1 million payment in September 2005 from the U.S. Treasury, partially offset by the reduction in net operating loss carryforward benefits. The $28.1 million payment is effectively a tax refund and represents payment on a judgment against the U.S. government for revoking tax benefits we had previously claimed in connection with our acquisition and operation of a savings and loan association in the late 1980s and early 1990s.

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the nine months ended December 31, 2005 and 2004 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Nine Months Ended December 31,
	2005	2004
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(1,065,887)	$(932,990)
Investing Activities	70,662	(37,631)
Financing Activities	572,780	846,191
Effect of Exchange Rate on Cash	(1,479)	977

	(423,924)	(123,453)

Financial Services
Operating Activities	86,943	197,527
Investing Activities	(923,907)	(1,304,192)
Financing Activities	837,202	1,101,582

	238	(5,083)

Centex Corporation and Subsidiaries
Operating Activities	(1,068,701)	(756,461)
Investing Activities	(788,488)	(1,359,825)
Financing Activities	1,434,982	1,986,773
Effect of Exchange Rate on Cash	(1,479)	977

Net Decrease in Cash	$(423,686)	$(128,536)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the three and nine months ended December 31, 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the period, and for the acquisition of land held for development. As the Home Building operations continue to grow, we expect cash used by our Home Building operations will continue to increase. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity.
     We generally fund our Financial Services’ operating and other short-term liquidity needs through securitizations, committed credit facilities, proceeds from the sale of mortgage loans to investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held for investment and origination and servicing fees. During the nine months ended December 31, 2005 and 2004, Financial Services’ cash provided by operating activities reflects a decrease in mortgage loans held for sale. During the nine months ended December 31, 2005, cash was primarily used in Financial Services’ investing activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Our existing credit facilities and available capacity as of December 31, 2005 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,000,000	$610,000
Letters of Credit	500,000	139,475

	1,500,000	749,475	(1)(2)
Unsecured Credit Facility	150,000	150,000	(3)

	1,650,000	899,475

Financial Services
Mortgage Servicer Advance Facility	100,000	17,653	(4)
Secured Credit Facilities	990,000	514,739	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,622,800
Harwood Street Funding II, LLC Facility	4,000,000	1,862,597

	8,090,000	4,017,789

	$9,740,000	$4,917,264	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $900 million commercial paper program and provides $500 million of letter of credit capacity. As of December 31, 2005, the $900 million commercial paper program had $390 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	Under this facility, Home Equity is permitted to securitize its mortgage servicer advances in an amount to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(5)	CTX Mortgage Company, LLC and its related companies and Home Equity share in a $300 million secured, committed credit facility to finance mortgage inventory. CTX Mortgage Company, LLC and its related companies also maintain $690 million of secured, committed mortgage warehouse facilities to finance mortgages.

(6)	The amount of available capacity consists of $4,767.3 million of committed capacity and $150.0 million of uncommitted capacity as of December 31, 2005. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.
     CTX Mortgage Company, LLC finances its inventory of mortgage loans held for sale principally through the sale of loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of December 31, 2005, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage Company, LLC to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. Because HSF-I is a consolidated entity, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Home Equity finances its inventory of mortgage loans held for investment principally through HSF-II, a wholly-owned, consolidated entity. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $4.0 billion. HSF-II obtains funds by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated notes. As of December 31, 2005, HSF-II had outstanding (1) short-term secured liquidity notes and medium-term notes rated A1+ by S&P, P-1 by Moody’s and F1+ by Fitch

Ratings, or Fitch and (2) subordinated notes rated BBB by S&P, Baa2 by Moody’s and BBB by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2005, we were in compliance with all these covenants.
     As of December 31, 2005, our short-term debt was $4.26 billion, of which $3.86 billion was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.
     Our outstanding debt (in thousands) as of December 31, 2005 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$396,759
Senior Debt:
Medium-term Note Programs, weighted-average 5.74%, due through 2008	373,000
Senior Notes, weighted-average 5.79%, due through 2016	3,208,708
Other Indebtedness, weighted-average 5.54%, due through 2015	28,214
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,898

4,106,579

Financial Services
Short-term Debt:
Short-term Notes Payable	557,608
Harwood Street Funding II, LLC Medium-term Notes	200,000
Harwood Street Funding I and II, LLC Secured Liquidity Notes	3,103,117
Home Equity Asset-Backed Certificates, weighted-average 4.95%, due through 2036	6,512,623
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 6.39%, due through 2010	60,000
Harwood Street Funding II, LLC Variable Rate Subordinated Notes, weighted-average 6.25%, due through 2011	150,000

10,583,348

Total	$14,689,927

     During the nine months ended December 31, 2005, the principal amount of our outstanding long-term debt increased $79.1 million resulting from (dollars in millions):

	Debt Type	Amount

Centex
Issuances	Senior Notes	$950.0

Retirements	Senior Note	(200.0)
	Subordinated Debentures	(100.0)
	Medium-term Note	(25.0)

Other Indebtedness	Various	(15.4)

Financial Services
Issuances	Asset-Backed Certificates	1,952.2
	HSF-II Subordinated Note	56.3

Retirements	Asset-Backed Certificates	(2,539.0)

Total		$79.1

CERTAIN OFF-BALANCE SHEET OBLIGATIONS
     The following is a summary of certain off-balance sheet arrangements and other obligations.
Joint Ventures
     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers allows Home Building to share the risks and rewards of ownership while providing for efficient asset utilization. Our investment in these non-consolidated joint ventures was $344.3 million and $163.9 million at December 31, 2005 and March 31, 2005, respectively. These joint ventures had total outstanding secured construction debt of approximately $1,131.2 million and $426.3 million at December 31, 2005 and March 31, 2005, respectively. Our percentage share of this debt, based solely on our aggregate percentage ownership of the joint ventures, was $418.1 million and $160.1 million at December 31, 2005 and March 31, 2005, respectively. For certain of the joint ventures, which we refer to as the recourse joint ventures, we are liable, on a contingent basis, through limited guarantees, letters of credit or other arrangements, with respect to a portion of the debt. Our maximum potential liability with respect to the debt of the recourse joint ventures, based on our percentage ownership of the recourse joint ventures was approximately $258.6 million and $139.8 million at December 31, 2005 and March 31, 2005, respectively. For certain of the joint ventures, including the recourse joint ventures, we have also guaranteed the completion of the project if the joint venture does not perform the required development and agreed to indemnify the construction lender for certain environmental liabilities with respect to the project. Under a completion guarantee, to the extent development costs exceed amounts available under the joint venture’s existing credit facility, we would be liable for incremental costs to complete development. As of December 31, 2005, we do not anticipate we will incur any costs under our completion guarantees.
CRITICAL ACCOUNTING ESTIMATES
     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with generally accepted accounting principles; however, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates have been discussed with the members of the Audit Committee.
Impairment of Long-Lived Assets
     Housing projects and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in the three and nine months ended December 31, 2005 or 2004.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. Goodwill is not subject to amortization, rather goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in the three and nine months ended December 31, 2005 or 2004.
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
     Although we consider the loan origination reserve reflected in our consolidated balance sheet at December 31, 2005 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
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

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” or SFAS 123R. Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and SFAS No. 123 and is effective for annual periods beginning after June 15, 2005. As discussed in Note (C) “Stock-Based Compensation Arrangements,” we currently account for share-based payments pursuant to SFAS No. 123; accordingly, SFAS 123R is not expected to have a material impact on our results of operations or financial position; however, SFAS 123R may impact the timing of recognition of equity-based compensation.
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
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement for APB Opinion No. 20 and FASB Statement No. 3,” or SFAS 154. SFAS 154 requires prior period financial statements to be restated for changes in accounting principles. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on our results of operations or financial position.
     In June 2005, the Emerging Issues Task Force, or EITF, released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” or EITF 04-5. EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on our results of operations or financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, including statements relating to expected operating and performance results, plans and objectives of management, future developments in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. These statements are not historical facts or guarantees of future performance but instead represent only our belief at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission. In addition to the specific risks and uncertainties discussed in our

Form 10-K and elsewhere in this Report, the risks and uncertainties described in Item 1a of Part II may affect our business, operations, financial condition or results of operations.
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
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1a. Risk Factors
     The discussion of our business and operations should be read together with the risk factors contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission and those set forth below, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Our Home Building operations are subject to certain risks and uncertainties, including the following:
•	Changes in regional and national economic conditions, such as job growth, interest rates and consumer confidence, could decrease demand and pricing for new homes and adversely affect our profitability;

•	Increased competitive conditions in the residential markets in which we operate or related markets could reduce our home deliveries or decrease our profitability;

•	Slow growth or no growth homebuilding initiatives approved by municipalities could negatively impact our ability to build or timely build in these areas; and

•	Compliance with the extensive and complex laws and regulations that affect the land development and homebuilding process, and other aspects of our business, could have substantial costs both in terms of time and money.
Our Financial Services operations are subject to certain risks and uncertainties, including the following:
•	Increases in interest rates are likely to result in a decrease in the volume of mortgage loan refinancing transactions and can result in decreased interest margins, which could adversely affect the volume of loan originations and reduce our revenues, operating margins and earnings;

•	Although we establish an allowance for credit losses on residential mortgage loans held for investment, there can be no assurance that such allowance will be sufficient to cover any losses or judgments;

•	A significant decline in the ratings of our servicing of residential home mortgages could adversely affect the profitability of our Home Equity operations; and

•	Changes in the laws and regulations that affect loan origination or changes in the way that such laws and regulations are enforced may adversely affect the way that we operate or our ability to profitably originate loans.
Our Construction Services operations are subject to certain risks and uncertainties, including the following:
•	Reductions in capital spending trends, changes in federal and state appropriations for construction projects, decreases in financing and capital availability or increased competitive pressures on the availability and pricing of construction projects could result in a reduction in the supply of suitable projects and reduce margins on construction contracts; and

•	Changes in the timing and funding of new awards, cancellations or changes in the scope of existing contracts, the ability to meet performance or schedule guarantees and cost overruns may adversely affect our operations.
Multiple segments of our business are subject to certain risks and uncertainties, including the following:
•	Any legislation that restricts the ability of government-sponsored enterprises, principally FNMA and FHLMC, to package mortgages into investment securities or that reduces the liquidity of secondary markets could reduce demand for our homes and/or the loans that we originate;

•	A significant decline in the credit rating of our senior debt securities, which is currently investment grade, could adversely affect our ability to generate or obtain the capital to achieve our growth objectives;

•	Increases in interest rates may reduce home sales and loan originations;

•	Natural disasters or adverse weather conditions could delay new home deliveries, increase costs, reduce the availability of raw materials and skilled labor, cause delays in construction, negatively impact the demand for new homes in affected areas and damage homes in affected areas that serve as collateral for mortgage loans that Home Equity services;

•	Increased costs or shortages of building materials, labor disputes and shortages of skilled labor could cause increases in construction costs and construction delays;

•	Changes in federal or state income tax laws that eliminate or substantially modify certain real estate related income tax deductions, such as for mortgage interest or property taxes, could adversely impact the demand for, and/or sales prices of, new homes, mortgage loans and home equity loans; and

•	Unusually high levels of warranty and other claims related to construction defects and other construction-related issues could adversely affect our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
     The Company regularly repurchases shares of its common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended December 31, 2005:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
October 1-31	—	$—	—	5,000,000
November 1-30	4,168,100	$70.72	4,168,100	831,900
December 1-31	838,539	$72.99	831,900	5,000,000

Total (1) (2)	5,006,639	$71.10	5,000,000

(1)	Of the 5,006,639 shares repurchased for the quarter ended December 31, 2005, 6,639 shares represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

(2)	Except as provided in Note (1), all share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.
     In September 2005, the Board of Directors increased our share repurchase authorization of common stock to an aggregate of 5,000,000 shares. On December 7, 2005, the Board of Directors increased our share repurchase authorization by an additional 5,000,000 shares, which we announced on that date. The total number of shares purchased in the third column of the above table represents shares of common stock repurchased pursuant to the September Board of Directors authorization. Purchases are made from time-to-time in the open market or in block purchases or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.
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

CENTEX CORPORATION

Registrant

January 31, 2006	/s/ Leldon E. Echols

Leldon E. Echols
Executive Vice President and
Chief Financial Officer
(principal financial officer)

January 31, 2006	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)