Form 10-K
period 2006-03-31
CENTEX CORP
filed 2006-05-22
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	75-0778259
(State of incorporation)	(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas
75201
(Address of principal executive offices)
(Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock ($ .25 par value)	New York Stock Exchange
Rights to Purchase Junior Participating Preferred Stock, Series D	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non–accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On September 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8.25 billion based upon the last sale price reported for such date on the New York Stock Exchange. As of May 10, 2006, 121,368,266 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain of the information contained in the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on July 13, 2006 is incorporated by reference into Part III hereof.

FORM 10-K
March 31, 2006

PART I
ITEM 1. BUSINESS
General Development of Business
     Centex Corporation is a Nevada corporation. Our common stock, par value $.25 per share, began trading publicly in 1969. Our common stock is traded on the New York Stock Exchange, or the NYSE. As of May 10, 2006, 121,368,266 shares of our common stock were outstanding. Any reference herein to we, us, our or the Company includes Centex Corporation and its subsidiary companies.
     Since our founding in 1950 as a Dallas, Texas-based residential construction company, we have evolved into a company whose principal operations are focused on residential and commercial construction and related activities, including mortgage financing. As of March 31, 2006, our subsidiary companies operated in three principal business segments: Home Building, Financial Services and Construction Services. We provide a brief overview of each segment below, with a more detailed discussion of each segment later in this section.
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots. We have participated in the homebuilding business since 1950. We believe we currently rank as the 4th largest homebuilder in the United States, based upon publicly reported homebuilding revenues for the most recent twelve-month period for which financial information is available.
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination, servicing, and other related services for homes sold by our subsidiaries and others. We have been in the mortgage lending business since 1973.
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
     In September 2005, we sold our international homebuilding operations to an unrelated third party. As a result of the sale, international homebuilding is now reflected as a discontinued operation in our financial statements.
     On March 30, 2006, we announced that we signed a definitive agreement to sell our sub-prime home equity lending operations, which we refer to as Home Equity, to an unrelated third party. As a result, Home Equity is now reflected as a discontinued operation in our financial statements. However, the sale of Home Equity is subject to certain conditions, including obtaining a substantial number of regulatory approvals from state financial services or other regulatory authorities. The purchase price to be received in connection with the sale of Home Equity will consist of payments based on the book value of Home Equity, plus a premium to be calculated in accordance with an agreed upon formula.
Financial Information about Segments
     Note (I), “Business Segments,” of the Notes to Consolidated Financial Statements contains additional information about our business segments for fiscal years 2006, 2005 and 2004.
Narrative Description of Business
HOME BUILDING
     The business of Home Building consists of purchasing and developing land or lots and constructing and selling detached and attached single-family homes (including resort and second home properties and lots) and land or lots. In fiscal year 2006, 80% of the homes closed were single-family detached homes, which includes homes from our resort and second home and on-your-lot operations.
Markets
     Home Building follows a strategy of reducing exposure to local market volatility by maintaining operations across geographically and economically diverse markets. As of March 31, 2006, Home Building was building in 86 market areas located in 25 states and the District of Columbia. Each market is listed below by geographic area.

Region	States	Markets	States and Markets (continued)
Mid-Atlantic	Maryland	Bethesda/Frederick/Gaithersburg	Pennsylvania	Pittsburgh
		Washington, D.C./Arlington/Alexandria	South	Charleston/N. Charleston
	New Jersey	Edison Newark/Union New York/Wayne/White Plains	Carolina Virginia	Myrtle Beach/Conway N. Myrtle Beach Charlottesville
	North Carolina	Charlotte/Gastonia/Concord		Richmond
		Durham		Virginia Beach/Norfolk
		Greensboro/High Point		Newport News
		Raleigh/Cary		Winchester
Wilmington
Winston-Salem

Southeast	Florida	Cape Coral/Ft. Myers	Florida (cont)	Tampa/St. Petersburg/Clearwater
		Ft. Lauderdale/Pompano		Vero Beach
		Beach/Deerfield Beach		West Palm Beach/Boca
		Jacksonville		Raton/Boynton Beach
		Naples/Marco Island	Georgia	Atlanta/Sandy Springs/Marietta
		Orlando		Savannah
		Port St. Lucie/Ft. Pierce	Tennessee	Nashville/Davidson
		Punta Gorda		Murfreesboro
Sarasota/Bradenton/Venice

Midwest	Colorado	Boulder	Michigan	Flint
		Denver/Aurora	(cont)	Warren/Farmington Hills/Troy
		Ft. Collins/Loveland	Minnesota	Minneapolis/St. Paul/Bloomington
		Greeley		Rochester
	Indiana	Indianapolis	Missouri	St. Louis
		Ft. Wayne	Ohio	Akron
	Illinois	Chicago/Naperville/Joliet		Cincinnati/Middletown
	Kentucky	Louisville		Columbus
	Michigan	Ann Arbor		Dayton
		Detroit/Livonia/Dearborn		Monroe
Toledo

Southwest	Arizona	Phoenix/Mesa	Texas	Austin/Round Rock
	Nevada	Las Vegas/Paradise		Dallas/Plano/Irving
	New Mexico	Albuquerque		Ft. Worth/Arlington
		Santa Fe		Houston/Baytown/Sugar Land
Killeen/Temple/Ft. Hood
San Antonio

West Coast	California	Bakersfield	California	San Jose/Sunnyvale/Santa Clara
		El Centro	(cont)	San Luis Obispo/Paso Robles
		Fresno		Santa Ana/Anaheim/Irvine
		Hanford/Corcoran		Stockton
		Los Angeles/Long Beach/Glendale		Visalia/Porterville
		Merced		Yuba City
		Modesto	Hawaii	Honolulu
		Oakland/Fremont/Hayward	Nevada	Reno/Sparks
		Oxnard/Thousand Oaks/Ventura	Oregon	Portland/Vancouver/Beaverton
		Riverside/San Bernardino/Ontario	Washington	Seattle/Bellevue/Everett
Sacramento/Arden/Arcade/Roseville
San Diego/Carlsbad/San Marcos
San Francisco/San Mateo/Redwood City

     In fiscal year 2006, Home Building closed 39,232 homes, including first-time, move-up and, in some markets, custom homes, generally ranging in price from $83 thousand to $1.6 million. The average sales price in fiscal year 2006 was $303,850.
     We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan neighborhoods according to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Our divisional structure is designed to utilize local market expertise.
     Our neighborhood development process generally consists of three phases: land acquisition, land development and home construction and sale. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. We acquire land only after we have completed appropriate due diligence and typically after we have obtained the rights or entitlements to begin development. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land or lots primarily to support our homebuilding activities, we also sell land or lots to other developers and homebuilders.
     We control a substantial amount of land, including lots and land to be developed into lots, through option agreements that we can exercise over specified time periods or, in certain cases, as the land or lots are needed. At March 31, 2006, Home Building owned approximately 108,828 lots and had options to purchase approximately 186,893 lots. In addition, Home Building enters into joint ventures with other builders and developers for land acquisition, development and other activities. For additional discussion of our participation in joint ventures and lot option agreements, see Notes (F), “Commitments and Contingencies,” and (G), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements.
     Following the purchase of land and, if necessary, the completion of the entitlement process, we begin marketing homes and constructing model homes. We supervise and control the development of land (except where we buy developed land) and the design and building of our residential neighborhoods. Substantially all of our construction work is performed by subcontractors.
     We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each neighborhood. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of the community and model homes and assisting them with the selection of options. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market. In addition to using model homes, in certain markets we build a limited number of homes in each neighborhood before executing a customer sales contract. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within 60 days. We typically sell a majority of our speculative homes while they are under construction or immediately following completion.
     Our growth strategy for Home Building has been focused primarily on organic growth opportunities through land acquisition and development in existing business units and markets. To a lesser extent, we have also grown the business through the acquisition of other homebuilding companies. In January 2003, we acquired the homebuilding operations of The Jones Company, which builds single-family homes for the first-time and move-up buyer in the St. Louis, Missouri and Indianapolis, Indiana areas.
     Home Building sells its homes under a variety of brand names including several from previous acquisitions. Fox & Jacobs, one of our brand names, primarily markets to first-time buyers. Centex Homes primarily markets its homes to both first-time and move-up buyers. Wayne Homes markets primarily to rural lot owners for construction of a home on their lot. Centex Destination Properties markets to second home/resort home buyers.

     The table below summarizes by geographic area Home Building’s domestic home closings, sales (orders) backlog and sales (orders) for the five most recent fiscal years.
Closings (in units):

	For the Years Ended March 31,
	2006	2005	2004	2003	2002
Mid-Atlantic	7,182	5,823	5,201	4,501	3,877
Southeast	7,235	5,879	5,568	4,851	4,440
Midwest	7,153	6,712	5,801	4,695	3,688
Southwest	10,720	9,158	8,708	8,157	6,910
West Coast	6,942	5,815	5,080	4,223	4,045

	39,232	33,387	30,358	26,427	22,960

Average Sales Price (in 000’s)	$304	$270	$242	$220	$214

Sales (Orders) (in units):

	For the Years Ended March 31,
	2006	2005	2004	2003	2002
Mid-Atlantic	6,833	6,483	5,854	5,146	3,936
Southeast	6,345	7,178	6,562	5,249	4,819
Midwest	6,596	6,593	6,273	5,087	3,744
Southwest	11,126	9,977	9,319	8,054	6,725
West Coast	7,130	6,331	5,714	5,132	3,763

	38,030	36,562	33,722	28,668	22,987

Sales (Orders) Backlog, at the end of the period (in units):

	As of March 31,
	2006	2005	2004	2003	2002
Mid-Atlantic	3,073	3,461	2,801	2,148	1,503
Southeast	4,116	5,006	3,707	2,713	2,315
Midwest	2,755	3,273	3,392	2,920	2,093
Southwest	4,094	3,688	2,869	2,258	2,361
West Coast	3,349	3,161	2,645	2,011	1,099

	17,387	18,589	15,414	12,050	9,371

     We define backlog units as units that have been sold, as evidenced by a signed contract with the customer, but not closed. Substantially all of the orders in sales backlog as of March 31, 2006 are expected to close during fiscal year 2007.
     For each unit in backlog, we have received a customer deposit, which is refundable under certain circumstances. The backlog units included in the table above are net of cancellations. Cancellations occur for a variety of reasons including: a customer’s inability to obtain financing, customer relocations or other customer financial hardships.
Competition and Other Factors
     The homebuilding industry is highly competitive and fragmented. Traditionally, competition in the industry has occurred at a local level among national, regional and local homebuilders. In recent years, national homebuilders have been able to compete more effectively and increase their share of the national homebuilding market. The top 10 builders in calendar year 2005 accounted for approximately 24% of the total for-sale attached and detached new homes sold in the United States. We compete in each of Home Building’s market areas with numerous other homebuilders, including national, regional and local builders. Home Building’s top four domestic competitors based on revenues for their most recent fiscal year-end are as follows (listed alphabetically): D. R. Horton, Inc., KB Home, Lennar Corporation and Pulte Homes, Inc. Home Building’s operations accounted for an estimated 3% of new homes sold in the United States for the twelve months ended March 31, 2006. Home Building calculates its market share by dividing its new home sales by the total single family new home sales as reported by the census bureau. The main competitive factors affecting Home Building’s operations are location/market, sales price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Home Building competes effectively by building a high quality home, maintaining geographic diversity, responding to the specific demands of each market and managing operations at a local level.
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
     The homebuilding industry is affected by changes in national and local economic conditions, job growth, long-term and short-term interest rates, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various other demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected weather conditions, such as unusually heavy or prolonged rain or snow, or hurricanes, may affect operations in certain areas.
     The homebuilding industry is subject to extensive regulations. Home Building and its subcontractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning, building standards, erosion and storm water pollution control, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species and waters of the United States. Home Building is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporated building materials and building designs. All of these regulatory requirements are applicable to all homebuilding companies, and, to date, compliance with these requirements has not had a material impact on Home Building. We believe that Home Building is in compliance with these requirements in all material respects.
     We purchase materials, services and land from numerous sources, and during the past twelve months, have been able to deal effectively with the challenges we have experienced relating to the supply or availability of materials, services and land. The principal raw materials required for home construction include concrete and wood products. In addition, we use a variety of other building materials, including roofing, gypsum, insulation, plumbing, and electrical components in the homebuilding process. While raw material prices may fluctuate, due to various factors, including demand or supply shortages, we do have a number of fixed-price contracts with subcontractors and material suppliers, which help limit the effect of commodity price increases. We also attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. Our vendor purchase agreements also allow us to leverage our volume through quantity purchase discounts for the purchasing of a number of product categories. We use many subcontractors in our various markets and are not dependent on any single subcontractor.
FINANCIAL SERVICES
     Our Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products, including property and casualty. These activities include mortgage origination, servicing, and other related services for purchasers of homes sold by the Company’s subsidiaries and others.
Prime Mortgage Lending
     We established the predecessor of CTX Mortgage Company, LLC and its related companies to provide mortgage financing for homes built by Home Building. By opening CTX Mortgage Company, LLC offices in Home Building’s housing markets, we have been able to provide mortgage financing for an average of 73% of Home Building’s non-cash unit sales over the past five years and for 75% of them in fiscal year 2006. In 1985, we expanded CTX Mortgage Company, LLC’s operations to include the origination of mortgage loans that are not associated with the sale of homes built by Home Building. Our strategy is to originate loans for sale, rather than for investment. We refer to mortgage financing for homes built by Home Building as Builder loans and to mortgage financing for homes built by others, loans for resale homes and loans for refinance of existing mortgages as Retail loans.
     At March 31, 2006, CTX Mortgage Company, LLC originated loans through its loan officers in 182 offices licensed in 46 states and the District of Columbia. The offices vary in size depending on loan volume.
     The following table shows the unit breakdown of Builder and Retail loans for CTX Mortgage Company, LLC for the five years ended March 31, 2006:

	For the Years Ended March 31,
	2006	2005	2004	2003	2002
Loan Types (originations):
Builder	27,364	22,517	20,865	18,127	15,435
Retail	43,319	44,816	67,481	66,807	64,949

	70,683	67,333	88,346	84,934	80,384

Origination Volume (in millions)	$15,827.4	$13,039.0	$15,116.0	$13,991.2	$12,445.5

Percent of Home Building’s Closings Financed (1)	75%	73%	74%	73%	72%

(1)	Excludes non-financed cash only closings.
     We provide mortgage origination and other mortgage-related services for the Federal Housing Administration, or FHA, the Department of Veterans’ Affairs, or VA, and conventional loans on homes that Home Building or others build and sell, as well as resale homes and refinancing of existing mortgages. Our loans are generally first-lien mortgages secured by one- to four-family residences. A significant portion of the loans qualify for inclusion in programs sponsored by the Government National Mortgage Association, or GNMA, the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. These loans are known in the industry as “conforming” loans. The remainder of the loans are either pre-approved and individually underwritten by CTX Mortgage Company, LLC or by private investors who subsequently purchase the loans, or are funded by private investors who pay a broker fee to CTX Mortgage Company, LLC for broker services rendered.
     CTX Mortgage Company, LLC and its related companies’ principal sources of income are the sale of mortgage loans, together with all related servicing rights, interest income and other fees. For substantially all mortgage loans originated, we sell our right to service the mortgage loans and retain no residual interests.
     We also participate in joint-venture agreements with third-party homebuilders and other real estate professionals to provide mortgage originations for their customers. As we own majority interests in these joint ventures, they are fully consolidated in CTX Mortgage Company, LLC and its related companies’ financial statements. At March 31, 2006, CTX Mortgage Company, LLC had 19 of these agreements, operating in 19 offices licensed in 10 states.
     In 1999, CTX Mortgage Company, LLC entered into a mortgage loan purchase agreement, as amended, with Harwood Street Funding I, LLC, or HSF-I, that we refer to as the HSF-I Purchase Agreement. HSF-I is a variable interest entity for which we are the primary beneficiary and, beginning July 1, 2003, was consolidated with our Financial Services segment pursuant to the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised, which we refer to as FIN 46. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns. CTX Mortgage Company, LLC sells substantially all the mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the mortgage loans into the secondary market. HSF-I purchases mortgage loans, at closing, from CTX Mortgage Company, LLC with the proceeds from its issuance of short-term secured liquidity notes, medium-term debt and subordinated certificates.

HSF-I’s debt and subordinated certificates do not have recourse to us, and the consolidation of this debt and subordinated certificates has not changed our debt ratings.
Other Financial Services Operations
     We offer title agent, title underwriting, closing and other settlement services in 22 states under the Commerce Title name, including Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company. Through Westwood Insurance, including Centex Insurance Agency, a multi-line property and casualty insurance agency, we market homeowners and auto insurance to Home Building and Financial Services customers and customers of approximately 9 other homebuilders in 44 states. Westwood Insurance also provides coverage for some commercial customers.
     Our Technologies Group, under the Adfitech name, provides outsourced mortgage services including quality control, shipping and delivery. Adfitech currently services over 450 clients nationwide.
Competition and Other Factors
     The financial services industry in the United States is highly competitive. CTX Mortgage Company, LLC competes with commercial banks, other prime mortgage lending companies and other financial institutions to supply mortgage financing at attractive rates to Home Building’s customers, as well as to the general public. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially reducing gain on future loan sales. Our title and insurance operations compete with other providers of title and insurance products to sell their products to purchasers of our homes, as well as to the general public. Many of these competitors have greater resources than we do.
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
CONSTRUCTION SERVICES
     Construction Services provides a range of commercial contracting services, including construction management, general contracting, design-build and preconstruction services. As a general contractor or construction manager, Construction Services provides management personnel for the construction of facilities. Occasionally, Construction Services may perform some of the actual construction work on a project, but will generally hire subcontractors to perform the majority of the work.

     Historically, Construction Services conducted its operations through its distinct, largely autonomous operating companies. Construction Services’ principal operating companies were Centex Construction Company, Inc., Centex Rodgers, Inc. and Centex-Rooney Construction Co., Inc. In December 2004, Construction Services merged these operating companies into two operating companies, Centex Construction, LLC and Centex Construction, Inc. During fiscal year 2005, Construction Services transitioned to one common organizational structure with one brand, standardized operating policies and procedures with an emphasis on certain geographic markets and project niches in which it has expertise. As of March 31, 2006, Construction Services’ primary offices were located in the metropolitan areas of Dallas, Ft. Lauderdale, Charlotte and Washington, D.C.
     Construction contracts are primarily procured under one of two methods: negotiated (qualifications-based selection) or competitive bid (price-based selection). At March 31, 2006, approximately 94% of the backlog was procured under the negotiated method. The backlog at March 31, 2006 was $2.96 billion compared to $2.00 billion at March 31, 2005. Approximately $1.70 billion of the backlog at March 31, 2006 is projected to be constructed and the related revenues recognized during fiscal year 2007. We define backlog in the Construction Services segment as the uncompleted portion of all signed construction contracts.
     The following table summarizes the total backlog in dollars as a percentage by industry segment and projected revenues in fiscal year 2007 by industry segment as of March 31, 2006:

		% of FY 2007
Industry Segment	% of Backlog	Revenues
Multi-unit Residential (1)	55.1%	43.7%
Healthcare	10.9%	14.2%
Education	8.3%	11.6%
Corporate Office Buildings	6.2%	8.9%
Corrections	7.4%	8.6%
Other	12.1%	13.0%

Total	100.0%	100.0%

(1)	The multi-unit residential industry segment includes the construction of residences on domestic military bases.
Competition and Other Factors
     The construction industry is very competitive, and Construction Services competes with numerous local, regional and national contractors depending upon the nature of the project. Top-tier construction firms distinguish themselves from regional and local firms based on their project resumes, reputation and financial strength. Construction Services focuses on maintaining a competitive advantage over other top-tier construction firms by utilizing disciplined decision-making for market selection, project selection, risk assessment and pricing, and by providing excellence in customer service and recruiting top-quality, experienced industry personnel.
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
     Construction Services’ operations are affected by federal, state and local laws and regulations relating to worker health and safety, as well as environmental laws. Current environmental laws may require Construction Services’ operating subsidiaries to work in concert with project owners to acquire the necessary permits or other authorizations for certain activities, including the construction of projects located in or near wetland areas. Construction Services’ operations are also affected by environmental laws regulating, among other things, erosion and storm water pollution control and the use and disposal of hazardous materials encountered during demolition operations. We believe that Construction Services’ current procedures and practices are consistent with industry standards and, during the past twelve months, compliance with the health and safety laws and environmental laws did not constitute a material burden or expense.
     Construction Services’ operations obtain materials and services from numerous sources. The risk of raw material price fluctuation is primarily transferred to our subcontractors through lump sum contractual arrangements. To the extent that raw material pricing changes create subcontractor performance issues, performance and payment bonds or subcontractor default insurance facilitate mitigation of our risks. During the past twelve months, our Construction Services’ operations were able to deal effectively with challenges they experienced relating to the supply or availability of materials and services.
DISCONTINUED OPERATIONS
Sub-Prime Home Equity Lending
     On March 30, 2006, Centex announced that we signed a definitive agreement to sell Centex Home Equity Company, LLC, or Home Equity, to an unrelated third party. As a result, Home Equity is now reflected as a discontinued operation in our financial statements. However, the sale of Home Equity is subject to certain conditions, including regulatory approvals from state financial services or other regulatory authorities. The purchase price to be received in connection with the sale of Home Equity will consist of payments based on the book value of Home Equity, plus a premium to be calculated in accordance with an agreed upon formula. Home Equity and CTX Mortgage Company, LLC currently have a relationship whereby CTX Mortgage Company, LLC sells certain mortgage loans to Home Equity. This relationship offers CTX Mortgage Company, LLC an outlet for the sale of sub-prime loans and provides Home Equity with an additional source of loan production. The securities purchase agreement for the sale of Home Equity provides that, at the closing of the sale, Home Equity and CTX Mortgage Company, LLC will enter into an alliance agreement for a term of five years from closing. Pursuant to the alliance agreement, CTX Mortgage Company, LLC will provide Home Equity with, among other things, certain access rights to support the continued status of Home Equity as CTX Mortgage Company, LLC’s nationally recognized sub-prime loan partner, and Home Equity will agree to comply with certain service level requirements, including efforts to provide CTX Mortgage Company, LLC with competitive mortgage loan products and pricing.
     We formed the predecessor of Home Equity in fiscal year 1995. Home Equity’s business involves the origination of primarily nonconforming mortgage loans to borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including credit histories that may limit a borrower’s access to credit or a borrower’s need for specialized loan products such as cash-out refinance and jumbo loans. Home Equity’s mortgage loans also include loans to borrowers for debt consolidation, home improvement and educational expenses. Substantially all of Home Equity’s mortgage loans are secured by first mortgage liens on one- to four-family residences and have payment schedules ranging from 5 to 30 years.
     At March 31, 2006, Home Equity had 82 offices and was licensed to do business in 47 states. Home Equity originates home equity loans through five major origination sources:
•	its retail branches;

•	a broker referral network;

•	referrals from CTX Mortgage Company, LLC;

•	a correspondent mortgage banker network; and

•	Home Equity’s direct sales unit that sources lending opportunities from a variety of channels including through the Internet.
     The following table summarizes Home Equity’s origination statistics for the five-year period ended March 31, 2006:

	For the Years Ended March 31,
	2006	2005	2004	2003	2002
Loans	44,969	43,617	36,659	29,448	26,955

Origination Volume (in millions)	$5,975.6	$5,276.3	$3,920.7	$2,506.2	$2,092.4
     Home Equity began servicing the loans it originates in fiscal year 1997, and we generally service all loans included in Home Equity’s portfolio. Servicing fees for sub-prime loans are significantly higher than for prime loans, primarily due to the higher costs associated with more frequent contact with customers. Servicing encompasses, among other activities, the following processes: billing, collection of payments, investor reporting, customer assistance, recovery of delinquent payments and instituting foreclosure and liquidation of the underlying collateral. Home Equity’s servicing portfolio also includes loans sold on a whole loan, servicing-retained basis. As of March 31, 2006, Home Equity was servicing a sub-prime loan portfolio of 103,145 loans with a total loan value of approximately $10.55 billion.

     Securitizations are accounted for as borrowings; interest is recorded over the life of the loans using the interest, or actuarial, method; the mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. Recourse is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations. Interest margin is Home Equity’s primary source of operating income. For the year ended March 31, 2006, Home Equity completed two securitizations totaling approximately $1.99 billion in loans.
Competition and Other Factors
     Home Equity competes with commercial banks, other sub-prime lenders and other financial institutions to supply sub-prime financing at attractive rates. Other large financial institutions have gradually expanded their prime and sub-prime lending capabilities, some of whom have greater access to capital at a cost lower than our cost of capital under our credit facilities.
EMPLOYEES
     The following table presents a breakdown of our employees as of March 31, 2006:

Business Segment	Employees
Home Building	9,359
Financial Services	3,535
Construction Services	1,494
Other	1,956
Discontinued Operations	2,200

Total	18,544

     The 1,956 Other employees include 1,807 employees of our home services operations, which provides home pest control services, and corporate employees. The corporate employees are employed by Centex Corporation; all others are employees of our various subsidiaries. The 2,200 Discontinued Operations employees consist of employees of our Home Equity operations.
NYSE AND SEC CERTIFICATIONS
     We submitted our 2005 Annual CEO Certification to the New York Stock Exchange on July 21, 2005. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended March 31, 2005, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.
AVAILABLE INFORMATION
     Anyone seeking information about our business operations and financial performance can receive copies of the 2006 Annual Report to Stockholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the Securities and Exchange Commission in Washington, D.C., without charge, by contacting our Corporate Communications office at (214) 981-6901; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com. In addition, all filings with the Securities and Exchange Commission, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings web casts, can be accessed free of charge on our web site (http://www.centex.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available on our web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, go to http://www.centex.com, select “Investors,” select “Research,” and select “SEC Filings.” Our web site also includes our Corporate Governance Guidelines, The Centex Way (our Code of Business Conduct and Ethics) and the charters for the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation and Management Development Committee of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to Centex Corporation, attention: Corporate Secretary, 2728 N. Harwood, Dallas, Texas 75201. The reference to our web site is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our web site are not incorporated in and should not otherwise be considered part of this Report.
ITEM 1A. RISK FACTORS
     The foregoing discussion of our business and operations should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject, many of which are outside of our control. These risks and uncertainties, together with other factors described elsewhere in this Report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
HOME BUILDING
Deterioration in economic conditions generally or in the market regions where we operate could decrease demand and pricing for new homes and adversely affect our results of operations.
     The residential homebuilding industry is sensitive to changes in regional and national economic conditions such as job growth, housing demand, availability of financing for homebuyers, interest rates and consumer confidence. Adverse changes in any of these conditions on a national level, or in the markets where we operate, could decrease demand and pricing for our homes or cause customers who have entered into purchase contracts for our homes to fail to perform their obligations, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes. Adverse changes in these conditions could also result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Depending on the nature and magnitude of these economic factors, they could have a material adverse effect on our business, revenues or earnings.
     In the last few months, a number of homebuilders have reported declines or slower growth rates in the volume of homes sold as a result of higher interest rates and other factors that could signal a downturn in the homebuilding industry. For example, during the second half of fiscal year 2006, we experienced an increase in customer cancellations, which has resulted in either declines in sales orders or less rapid growth in sales of our homes in a number of markets. A significant deterioration of these and other homebuilding economic factors could result in continued and prolonged decreases in demand for new homes. A decline in prices of new homes or in the volume of homes sold by us for any reason could have a material adverse effect on our revenues, earnings and margins.
Increases in interest rates or other adverse developments affecting mortgage credit markets could make it more difficult or costly for customers to purchase our homes.
     Most of our homebuilding customers finance their home purchases through our Financial Services operations or, in some cases, third-party lenders. In general, housing demand is adversely affected by increases in interest rates or by decreases in the availability of mortgage financing as a result of deteriorating customer credit quality or other factors. Interest rates have been at historical lows for several years. Furthermore, many homebuyers have chosen adjustable rate or interest only mortgages or other mortgages that involve initial lower monthly payments. As a result, new homes have been more affordable in recent years. However, interest rates are currently on a modest upward trend, and may continue to increase in future periods. Any future increases in interest rates could cause potential homebuyers to be less willing to purchase our homes or to cancel sales contracts in backlog. In addition, if lenders perceive deterioration in credit quality among home buyers, lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. In general, if mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it could become more difficult or costly for customers to purchase our homes, which would have an adverse affect on our results of operations.
Competition for homebuyers could reduce our deliveries or decrease our profitability.
     The homebuilding industry is highly competitive. We compete in each of our markets with many national, regional and local homebuilders. In recent years, national homebuilders have been able to compete more effectively and increase their share of the national homebuilding market. Increasing levels of competition from other national homebuilders or from regional and local homebuilders in the markets in which we operate could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.
     We also compete with resales of existing used or foreclosed homes, homes offered by investors and housing speculators and available rental housing. Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes, cause us to increase our sales incentives or price discounts in order to maintain sales volumes, increase the volatility of the market for new homes or lead to cancellations of sales contracts in backlog, any of which could adversely affect our operating results.
We may not be able to acquire land suitable for residential homebuilding at reasonable prices, which could limit our ability to expand our homebuilding operations and increase our costs.
     Our ability to expand our homebuilding operations depends upon our ability to acquire land suitable for residential building at reasonable prices and in locations where we want to build. Over the past decade, we have experienced an increase in competition for suitable land as a result of land constraints in certain of our markets. As competition for suitable land increases, and as available land is developed, the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices in certain specific markets could limit our ability to develop new neighborhoods or result in increased land acquisition costs. There can be no assurance that, if we experience increased land acquisition costs, we will be able to pass these costs through to our customers, which could adversely impact our revenues, earnings and margins.
The lag between when we acquire land and when we sell homes in our communities can make our operations susceptible to the effects of rapid changes in market conditions.
     There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The market value of home inventories, undeveloped land and developed home sites can fluctuate significantly during this time period because of changing market conditions. If the market value of home inventories or other property decline during this period, we may need to sell homes or other property at prices that generate lower margins than we anticipated when we acquired the land. In certain situations to the extent sales prices do not exceed the carrying value of the related assets, we may be required to record a write-down of our land or home inventories. In addition, inventory carrying costs for land can be significant and can result in reduced margins or losses in a poorly performing project or market.
Government entities have adopted or may adopt slow or no growth initiatives, which could adversely affect our operations.
     Some municipalities in regions where we operate have approved, and others may approve, slow growth or no growth homebuilding regulations or laws that could negatively impact the availability of land and building opportunities within those localities. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets or could require that we satisfy additional administrative and regulatory requirements, which could slow the progress or increase the costs of our homebuilding operations in these markets. Any such delays or costs could have an adverse effect on our revenues and earnings.
Natural disasters and adverse weather conditions could delay deliveries or increase costs to build new homes in affected areas.
     The occurrence of natural disasters or adverse weather conditions in the areas in which we operate can delay new home deliveries, increase costs by damaging inventories of homes and construction materials, reduce the availability of raw materials and skilled labor, and negatively impact the demand for new homes in affected areas. In addition, when natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires affect an area in which we build, or one nearby, there can be a diversion of labor and materials in the area from new home construction to the rebuilding of the existing homes damaged or destroyed in the natural disaster. This can cause delays in construction and delivery of new homes and/or increase our construction costs. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity or capital resources could be adversely affected.
Supply or labor shortages and other risks related to the demand for building materials and skilled labor could delay deliveries and affect our results of operations.
     Our ability to conduct and expand our homebuilding operations is dependent on continued access to building materials and skilled labor. Shortages of building materials or skilled labor could delay deliveries of our homes, which could adversely affect our revenues and earnings. In addition, increased costs or shortages of building materials such as concrete, wood, roofing materials, gypsum, insulation and plumbing and electrical components could cause increases in construction costs and construction delays. Labor disputes or increased costs or shortages of skilled labor, such as carpenters, plumbers and electricians, could also cause increases in costs and delays. We estimate and forecast construction costs as part of our business, and attempt to plan for possible cost increases due to changes in the cost or availability of materials and labor. However, generally we are unable to pass on unanticipated increases in construction costs to those customers who have already entered into sales contracts, as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. In general, significant unexpected increases in costs of materials or labor may adversely affect our results of operations.
Compliance with regulatory requirements affecting our business could have substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding activity.
     We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, warranties, storm water and use of open spaces. In addition, we are subject to a variety of laws and regulations concerning safety and the protection of health and the environment. The particular environmental laws that apply to any given neighborhood vary greatly according to the neighborhood site, the site’s environmental conditions and the present and former uses of the site. In some of the markets where we operate, we are required to pay environmental impact fees, use energy-saving construction materials and make commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We and the contractors that we engage to work on our jobsites are also subject to laws and regulations related to workers’ health and safety, wages and hour practices and immigration. We generally are required to obtain permits and approvals from local authorities to commence and complete residential development or home construction. Such permits and approvals may, from time-to-time, be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, or the obligation of our subcontractors and other agents to comply with these and other laws and regulations, could result in delays in land development and homebuilding activity, cause us to incur substantial costs and prohibit or restrict land development and construction.
     It is possible that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict with any certainty either the nature of the requirements or the effect on our business, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations.
FINANCIAL SERVICES
General business, economic and market conditions may significantly affect the earnings of our Financial Services operations.
     Our Financial Services operations are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our Financial Services business could be adversely affected. Also, because Financial Services focuses on providing services to customers who are considering the purchase of a home from Home Building or third parties, reduced home sales will likely also impact Financial Services’ business in the form of reduced home loans, title services and insurance services.
     In addition, our Financial Services business is significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies influence the size of the mortgage origination market. The Federal Reserve Board’s policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and can have a material effect on the results of operations of our Financial Services segment.
The mortgage financing industry is highly competitive.
     Our Financial Services business operates in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition for mortgage loans comes primarily from large commercial banks, mortgage companies and savings and other financial institutions. We face competition in such areas as mortgage product offerings, rates and fees, and customer service. In addition, technological advances such as developments in e-commerce activities have increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as nonbanking companies in offering mortgage loans and similar financial products and services.

Changes in lending laws could hurt our Financial Services operations.
     Our Financial Services operations are subject to extensive and complex laws and regulations that affect loan origination. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. They may also subject our operations to examination by applicable agencies. These may limit our ability to provide mortgage financing or title services to potential purchasers of our homes.
The volatility of our Financial Services operations due to refinancing activity could negatively impact operations.
     A decline in mortgage rates generally increases the demand for home loans as borrowers refinance. An increase in mortgage rates generally results in a decrease in the demand for home loans and a corresponding decrease in the level of refinancing activity. Mortgage rates are currently on a modest upward trend, which could negatively affect our volume of refinanced home loans and our results of operations.
CONSTRUCTION SERVICES
Supply and labor shortages and other risks could increase costs and delay completion.
     Our Construction Services operations could be adversely affected by fluctuating prices and limited supplies of building materials, as well as the cost and availability of labor, particularly trades personnel. These prices and supplies may be further adversely affected by natural disasters and adverse weather conditions. These factors, which are similar to those discussed above in connection with our Home Building operations, could cause increased costs and delays in construction that could have an adverse effect upon our Construction Services operations.
We are subject to regional changes in the demand for commercial construction projects.
     Although national demand for commercial construction is currently relatively stable, individual markets experience greater cyclicality and can be sensitive to overall capital spending trends in the economy, changes in federal and state appropriations for construction projects, financing and capital availability for commercial real estate and competitive pressures on the availability and pricing of construction projects. These factors can result in a reduction in the supply of suitable projects, increased competition and reduced margins on construction contracts.
The timing and funding of awards and other factors could lead to unpredictable operating results.
     Our Construction Services operations are also subject to other risks and uncertainties, including the timing of new awards and the funding of such awards; the length of time over which construction contracts are to be performed; cancellations of, or changes in the scope of, existing contracts; and the ability to meet performance or schedule guarantees and cost overruns.
FACTORS AFFECTING MULTIPLE BUSINESS SEGMENTS
New federal laws that adversely affect liquidity in the secondary mortgage market could hurt our business.
     The Government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and packaging them into investment securities that they either sell to investors or hold in their portfolios. Recent federal laws and proposed legislation could have the effect of curtailing the activities of FNMA and FHLMC. These organizations provide liquidity to the secondary mortgage market. Any restriction or curtailment of their activities could affect the ability of our customers to obtain mortgage loans or increase mortgage interest rates, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
We could be adversely affected by a change in our credit rating or a disruption in the capital markets.
     Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to access capital on favorable terms. At the present time, our access to capital is enhanced by the fact that our senior debt securities have an investment-grade credit rating from each of the principal credit rating agencies. If we were to lose our investment-grade credit rating for any reason, it would become more difficult and costly for us to access the capital that is required in order to implement our business plans and achieve our growth objectives.

     In addition, a long-term or serious disruption in the capital markets could make it more difficult or more expensive for us to raise capital for use in our business, for our customers to obtain home loans or for us to sell loans originated by our Financial Services segment or to sell or securitize loans originated by our discontinued Home Equity operations. Further, a reduction of the positive spread between the rate at which we can borrow and the rate at which we can lend could hurt our ability to profit from our loan origination businesses.
Reductions in tax benefits could make home ownership more expensive or less attractive.
     Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws to eliminate or substantially modify these income tax deductions, the after-tax costs of owning a new home would increase for the typical homeowner. If such tax law changes were enacted without other offsetting provisions or effects, they could adversely impact the demand for, and/or sales prices of, new homes, mortgage loans and home equity loans, and our operations might be negatively affected.
We may incur increased costs related to repairing construction defects in the homes we sell or the buildings we construct.
     Our Home Building and Construction Services operations are subject to warranty and other claims related to construction defects and other construction-related issues, including compliance with building codes. The costs we incur to resolve those warranties and other claims reduce our profitability, and if we were to experience an unusually high level of claims, or unusually severe claims, our profitability could be adversely affected.
An inability to obtain bonding could limit the number of projects we are able to pursue.
     As is customary in the construction and home building industries, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.
DISCONTINUED OPERATIONS
There are uncertainties associated with our planned disposition of Home Equity.
     On March 30, 2006, we announced that we signed a definitive agreement to sell Home Equity to an unrelated third party. As a result, Home Equity is now reflected as a discontinued operation in our financial statements. However, the sale of Home Equity is subject to certain conditions, including obtaining a substantial number of regulatory approvals from state financial services or other regulatory authorities. There can be no assurance that all of these regulatory approvals will be obtained, or that the purchaser will agree to close the purchase of Home Equity in the absence of one or more of these approvals.
     The purchase price to be received in connection with the sale of Home Equity will consist of payments based on the book value of Home Equity, plus a premium to be calculated in accordance with an agreed upon formula. With one exception, the amount of the premium will be determined shortly after closing by agreement of the parties or through determinations by independent third parties. However, one significant component of the purchase price will not be determined until after the second anniversary of the closing of the sale. Accordingly, the amount of the premium to be received in connection with the sale of Home Equity cannot be determined at the present time, and may be less than the estimated amounts we currently expect to receive, as reflected in our public announcements regarding this transaction. In addition, any amount received by us in connection with this transaction could be effectively reduced by any indemnification payments that we may be required to make to the purchaser under the purchase and sale agreement entered into by the parties.
     For additional information regarding the planned sale of Home Equity, please see the Current Reports on Form 8-K filed by us with the SEC on April 4 and May 2, 2006.

Loan losses could reduce the profitability of our Home Equity operations.
     Our Home Equity operations include holding residential mortgage loans for investment and establishing an allowance for credit losses on these loans. To a lesser extent, our operations also involve holding properties obtained through foreclosure pending resale and establishing an allowance for losses on these properties. Although the amount of these allowances reflects our judgment as to our present loss exposure on these loans and properties, there can be no assurance that it will be sufficient to cover any losses that may ultimately be incurred. Judgments as to loss exposure are subject to significant uncertainties, and the amount of the loss ultimately incurred may be determined by various factors outside our control.
Changes in lending laws could hurt our Home Equity operations.
     Our discontinued Home Equity operations are particularly affected by laws and regulations related to the extension of credit to individuals whose credit ratings do not qualify them for conventional mortgage financing. Changes in these laws or the way that they are enforced may adversely affect the way that we operate or our ability to profitably originate loans.
FORWARD-LOOKING STATEMENTS
This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.
     Certain information included in this Report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, as amended. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future development in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. Such statements include information related to anticipated operating results, financial resources, changes in interest rates, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized by our investment in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, the completion of and effects from planned transactions and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public.
     Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors many of which are outside of the Company’s control and certain of which are listed above. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Report or another report or public statement made by us, such as those discussed in these risk factors, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.
     All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms
10-K, 10-Q and 8-K. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the

Private Securities Litigation Reform Act of 1995 and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     In addition to land held as inventory in connection with our residential and commercial construction activities, we own the following properties:
     Home Building owns property in Phoenix, Arizona; Albemarle, North Carolina; Plant City, Florida; Hesperia, California and Prosper, Texas. These properties consist of office and warehouse space used to support our builder supply business. Home Building also owns smaller parcels of land in rural areas of Ohio, Pennsylvania, Georgia and Florida. Situated on this land are sales offices for its Wayne Homes “on-your-lot” market segment. Home Building also owns a property in Palm Coast, Florida. This property includes a golf course, hotel and restaurant operated as part of Home Building’s destination properties.
     Financial Services owns property in Edmond, Oklahoma. This property consists of two office buildings situated on approximately 12 acres of a 20-acre parcel of land.
     In addition to land we own and use in our operations, we lease office space under operating leases in the markets in which we operate throughout the United States. For additional information on our operating leases, see Note (F), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
     Home Equity, which is reported as a discontinued operation, owns 4.84 acres of land in Lewisville, Texas.
     See “Item 1. Business” for additional information relating to the Company’s properties including land owned or controlled by our Home Building segment.
ITEM 3. LEGAL PROCEEDINGS
     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.
     In January 2003, we received a request for information from the United States Environmental Protection Agency, the EPA, pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice, which we refer to as the Justice Department, acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter in continuing negotiations with representatives of the Justice Department and the EPA. In any settlement, the Justice Department will want Centex to pay civil penalties and sign a consent decree affecting Centex’s storm water pollution prevention practices at construction sites.
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

     In December 2004, certain present and former employees of Centex Home Equity Company, LLC commenced a collective action lawsuit in the United States District Court for Northern District of Georgia. In this litigation, plaintiffs seek to recover unpaid overtime compensation under the Fair Labor Standards Act. This lawsuit is currently in its preliminary stages, and we intend to vigorously defend against the claims asserted by the plaintiffs. As discussed elsewhere in this report, we have signed a definitive agreement to sell Home Equity to an unrelated third party. If the proposed sale of Home Equity is consummated, we have agreed to indemnify the purchaser against all losses and expenses arising out of this lawsuit in excess of the amount of the reserves therefor established on the books of Home Equity at the time of the closing of the sale transaction.
     We do not believe that the above matters will have a material impact on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is an alphabetical listing of our executive officers as of May 12, 2006, as such term is defined under the rules and regulations of the Securities and Exchange Commission. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving at the pleasure of the Board of Directors until a successor has been elected and qualified. There is no family relationship among any of these officers.

Name	Age	Positions with Centex or Business Experience
David L. Barclay	53	Co-President and Co-Chief Operating Officer (West Operating Region) of Centex Real Estate Corporation; Executive Vice President – West Coast Region of Centex Real Estate Corporation from May 2002 to March 2006; President – Northern California Division of Centex Real Estate Corporation from June 1996 to May 2002

Leldon E. Echols (1)	50	Executive Vice President and Chief Financial Officer of Centex Corporation since June 2000; Partner and employee at Arthur Andersen LLP from December 1978 to May 2000

Timothy R. Eller	57	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of Centex Corporation (Chairman of the Board and Chief Executive Officer since April 2004; President and Chief Operating Officer since April 2002); Executive Vice President of Centex Corporation from August 1998 to April 2002; Chairman of the Board of Centex Real Estate Corporation from April 1998 to April 2003, and since April 2006; Chief Executive Officer of Centex Real Estate Corporation from July 1991 to April 2002, and since April 2006; President and Chief Operating Officer of Centex Real Estate Corporation from January 1990 to April 1998

Andrew J. Hannigan	54	Co-President and Co-Chief Operating Officer (East Operating Region) of Centex Real Estate Corporation; Chairman of the Board of Centex Real Estate Corporation from May 2003 to March 2006; Chief Executive Officer of Centex Real Estate Corporation from May 2002 to March 2006; President and Chief Operating Officer from May 1998 to May 2002

Mark D. Kemp	44	Senior Vice President and Controller of Centex Corporation since September 2004; Vice President and Controller of Centex Corporation from December 2002 to September 2004; Partner and employee at Arthur Andersen LLP from December 1983 to August 2002

Robert S. Stewart	52	Senior Vice President – Strategy and Corporate Development of Centex Corporation since April 2005; Senior Vice President – Strategic Planning and Marketing from May 2000 to March 2005; Employee at the Weyerhaeuser Company from March 1977 to May 2000, during which time he held a range of key management positions, including positions in strategic planning

Brian J. Woram	45	Senior Vice President, Chief Legal Officer, General Counsel and Assistant Secretary of Centex Corporation (Secretary from December 2004 to March 2005); Senior Vice President, General Counsel and Assistant Secretary of Centex Real Estate Corporation from September 1998 to December 2004

(1)	As previously announced on February 23, 2006, Leldon Echols will leave his position effective June 30, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Stock Prices and Dividends

	Year Ended March 31, 2006			Year Ended March 31, 2005
	Price			Price
	High	Low	Dividends	High	Low	Dividends
Quarter
First	$73.11	$55.10	$.04	$54.77	$43.31	$.04
Second	$79.66	$61.58	$.04	$51.96	$39.94	$.04
Third	$76.44	$58.13	$.04	$59.98	$45.44	$.04
Fourth	$79.40	$61.40	$.04	$66.14	$54.60	$.04
The principal market for our common stock is the New York Stock Exchange (ticker symbol CTX). The approximate number of record holders of our common stock at May 10, 2006 was 3,020.
The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is reported in Note (K), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements.
Share Repurchases
     We regularly repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended March 31, 2006:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under
	Shares Purchased	Paid Per Share	Announced Plan	the Plan
Period
January 1-31	1,500,000	$75.03	1,500,000	3,500,000
February 1-28	—	$—	—	3,500,000
March 1-31	1,006,638	$63.85	1,000,000	2,500,000

Total (1) (2)	2,506,638	$70.54	2,500,000

(1)	Of the 2,506,638 shares repurchased for the quarter ended March 31, 2006, 6,638 shares represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

(2)	Except as provided in Note (1), all share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.
     On December 7, 2005, the Board of Directors increased our share repurchase authorization by an additional 5,000,000 shares, which we announced on that date. As of December 31, 2005, there remained 5,000,000 shares available on the repurchase authorization. The total number of shares purchased in the third column of the above table represents shares of common stock repurchased pursuant to the December Board of Directors authorization. Purchases are made from time-to-time in the open market or in block purchases or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.
     On May 15, 2006, the Company announced that its Board of Directors authorized the repurchase of an additional 12 million shares and that subsequent to March 31, 2006, the Company completed its previous share authorization by purchasing 2.5 million shares in open market transactions.

ITEM 6. SELECTED FINANCIAL DATA
Summary of Selected Financial Data (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2006	2005	2004	2003	2002
Revenues	$14,399,669	$11,672,885	$9,756,154	$8,027,614	$6,821,203
Earnings from Continuing Operations (2)	$1,221,021	$899,542	$703,350	$481,067	$332,194
Net Earnings	$1,289,313	$1,011,364	$827,686	$555,919	$382,226
Stockholders’ Equity	$5,011,658	$4,280,757	$3,050,225	$2,657,846	$2,116,773
Net Earnings as a Percentage of Average Stockholders’ Equity	27.8%	27.6%	29.0%	23.3%	20.0%
Total Assets	$21,364,999	$20,011,079	$16,077,260	$11,639,707	$8,996,991
Deferred Income Tax Assets	$233,908	$184,778	$106,395	$133,993	$113,905
Total Long-term Debt, Consolidated	$3,915,027	$3,160,047	$2,456,749	$2,024,953	$1,605,797
Debt (with Financial Services reflected on the equity method) (3)	$3,982,193	$3,107,917	$2,317,749	$2,024,953	$1,605,797
Financial Services’ Debt	2,077,215	1,695,855	1,676,718	204,147	192,673

Total Debt, Consolidated	$6,059,408	$4,803,772	$3,994,467	$2,229,100	$1,798,470

Capitalization (with Financial Services reflected on the equity method and excluding lot option minority interest) (3) (4)	$9,033,042	$7,429,420	$5,369,822	$4,683,755	$3,724,827
Financial Services Capitalization (4)	2,742,764	2,314,465	2,194,533	585,554	505,001
Lot Option Minority Interest (4)	492,096	415,413	332,668	—	—
Consolidation Eliminations	(664,376)	(617,248)	(516,280)	(379,671)	(310,353)

Total Capitalization, Consolidated	$11,603,526	$9,542,050	$7,380,743	$4,889,638	$3,919,475

Debt as a Percentage of Capitalization (4)
With Financial Services reflected on the equity method and excluding lot option minority interest (3)	44.1%	41.8%	43.2%	43.2%	43.1%
Consolidated	52.2%	50.3%	54.1%	45.6%	45.9%
Per Common Share
Earnings from Continuing Operations
Per Share – Basic (2)	$9.62	$7.19	$5.70	$3.96	$2.74
Earnings from Continuing Operations
Per Share – Diluted (2)	$9.20	$6.79	$5.44	$3.82	$2.66
Net Earnings Per Share – Basic	$10.16	$8.08	$6.70	$4.57	$3.16
Net Earnings Per Share – Diluted	$9.71	$7.64	$6.40	$4.41	$3.06
Cash Dividends	$.16	$.16	$.10	$.08	$.08
Book Value Based on Shares Outstanding at Year End	$41.04	$33.51	$24.87	$21.84	$17.30

Average Shares Outstanding
Basic	126,870,887	125,226,596	123,382,068	121,564,084	121,121,576
Diluted	132,749,797	132,397,961	129,392,821	126,116,312	125,058,294

Stock Prices
High	$79.66	$66.14	$58.40	$29.60	$31.55
Low	$55.10	$39.94	$26.78	$19.16	$14.02

(1)	The selected financial data presented in this table, excluding stock prices for the periods covered by the financial statements included in this Report and all prior periods, have been derived from our audited financial statements and adjusted to reflect our sub-prime home equity lending operations, international homebuilding operations (sold in September 2005), Centex Construction Products, Inc. (spun off in January 2004) and our manufactured housing operations (spun off in June 2003) as discontinued operations.

(2)	Earnings from Continuing Operations are Before Cumulative Effect of a Change in Accounting Principle adopted in fiscal year 2004. For more detailed discussion of the change in accounting principle, see Note (D), “Indebtedness,” of the Notes to Consolidated Financial Statements.

(3)	Represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

(4)	Capitalization is composed of Debt, Minority Interest and Stockholders’ Equity. In the calculation of Capitalization, minority interest in fiscal years 2006, 2005 and 2004 excludes $492.1 million, $415.4 million and $332.7 million, respectively, of minority interests recorded in connection with the consolidation of certain entities with which Home Building has lot option agreements. This supplemental presentation is used by management in its financial and strategic planning and allows investors to compare us to other homebuilders, which may not have similar arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     The following charts summarize certain key line items of our results of operations by business segment for the three-year period ended March 31, 2006 (dollars in millions):
Revenues
Earnings (Loss) from Continuing Operations
Before Income Taxes and Cumulative Effect of a
Change in Accounting Principle

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.
Fiscal year 2006 represents our tenth consecutive year of growth in revenues and earnings from continuing operations.
Revenues for the year ended March 31, 2006 increased 23.4% to $14.40 billion as compared to the year ended March 31, 2005. In addition, earnings from continuing operations before income taxes and cumulative effect of a change in accounting principle for the year ended March 31, 2006 increased 35.2% to $1.90 billion as compared to the prior year.
The primary drivers of the growth in our Home Building business are growth in closings, increases in average unit selling prices and leverage of selling, general and administrative expenses. During the year ended March 31, 2006, we experienced improvements in these key areas. Home Building’s operating margin (operating earnings as a percentage of revenues) increased to 15.5% for the year ended March 31, 2006.

     In the long-term, the overall demand for housing in the United States is driven by population growth, immigration, household formations and increasing home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. The highly fragmented homebuilding industry is in the early stages of a consolidation phase during which large homebuilders grow faster than the industry as a whole. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. In calendar year 2005 (the most recent data available), the 10 largest homebuilders were producing approximately 24% of the nation’s new housing stock. We believe industry consolidation will continue to be an important growth factor over the next decade or more as large homebuilders realize the benefits of size, such as capital strength, more efficient operations and technological advantages.
     In the past few months, we and other homebuilders have reported declines or slower growth rates in the volume of homes sold, and there have been reports of increased inventory of new and used homes. We attribute the changes in the market to increases in housing inventories as a result of speculative investors becoming net sellers of homes rather than net buyers, a change in consumer confidence and urgency to buy homes, and interest rates that have trended higher throughout the year. Consistent with this trend, during the second half of fiscal year 2006, we have experienced an increase in customer cancellations, which has resulted in either declines or less rapid growth in sales orders (net of cancellations) of our homes in a number of markets. We believe the homebuilding industry is transitioning to a more sustainable level. However, a significant deterioration of these and other homebuilding economic factors could result in continued and prolonged decreases in demand for new homes.
     As of March 31, 2006, we had homebuilding operations in 38 of the 50 largest housing markets in the United States. We have largely completed our geographic diversification plan and are now focused primarily on further penetration in our existing markets.
     Financial Services’ operating results in fiscal year 2006 have been negatively impacted by increases in funding costs and selling, general and administrative expenses offset by increases in interest income and revenues from loan sales to investors. Refinancing activity has remained relatively flat due to an extended period of relatively low mortgage loan rates, which reduced the supply of loans likely to be refinanced. Recent increases in mortgage loan rates have helped to continue this trend. Interest rates may continue to increase in future periods. CTX Mortgage Company, LLC will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them. Our prime mortgage lending business is a fee-based business with low capital requirements.
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
     Our Construction Services segment operating earnings increased from the prior year as a result of an increase in active multi-unit residential projects, which have higher profit margins. At March 31, 2006, Construction Services’ backlog was $2.96 billion, an increase of 47.8% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments which provide greater opportunity to achieve growth in Construction Services’ revenues and operating earnings.
     On March 30, 2006, we announced that we signed a definitive agreement to sell our sub-prime home equity lending operations to an unrelated third party. As a result, Home Equity is now reflected as a discontinued operation in our financial statements. However, the sale of Home Equity is subject to certain conditions, including regulatory approvals from state financial services or other regulatory authorities. The purchase price to be received in connection with the sale of Home Equity will consist of payments based on the book value of Home Equity, plus a premium to be calculated in accordance with an agreed upon formula. Entering into a definitive agreement to sell Home Equity is consistent with our strategic plan to focus on our domestic home building operations and related ancillary businesses.
     In fiscal year 2006, we repurchased an aggregate of 9.25 million shares of our common stock at a total purchase price of $653.5 million, including commissions paid. We expect to continue to repurchase shares of common stock as and when market conditions are favorable for share repurchases. As of March 31, 2006, our remaining share repurchase authorization totaled 2.5 million shares. On May 15, 2006, we announced that our Board of Directors authorized the repurchase of an additional 12 million shares and that subsequent to March 31, 2006, we completed our previous share authorization by purchasing 2.5 million shares in open market transactions.
FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005
HOME BUILDING
     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2006 (dollars in millions except per unit data and lot information):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues – Housing	$11,920.6	32.3%	$9,007.1	22.4%
Revenues – Land Sales and Other	351.6	(0.3%)	352.6	122.7%
Cost of Sales – Housing	(8,459.0)	30.4%	(6,486.7)	20.1%
Cost of Sales – Land Sales and Other	(296.9)	13.6%	(261.4)	82.5%
Selling, General and Administrative Expenses	(1,696.5)	30.3%	(1,301.6)	25.3%
Earnings from Unconsolidated Entities	86.0	25.0%	68.8	129.3%

Operating Earnings	$1,905.8	38.2%	$1,378.8	42.7%

Operating Earnings as a Percentage of Revenues:
Housing Operations	14.8%	1.3	13.5%	1.0
Total Homebuilding Operations	15.5%	0.8	14.7%	1.9

	For the Years Ended March 31,
	2006		2005
		Change		Change
Units Closed
Mid-Atlantic	7,182	23.3%	5,823	12.0%
Southeast	7,235	23.1%	5,879	5.6%
Midwest	7,153	6.6%	6,712	15.7%
Southwest	10,720	17.1%	9,158	5.2%
West Coast	6,942	19.4%	5,815	14.5%

	39,232	17.5%	33,387	10.0%

Average Sales Price Per Unit
Mid-Atlantic	$337,274	15.5%	$292,086	5.9%
Southeast	$288,751	12.7%	$256,246	10.6%
Midwest	$221,306	3.7%	$213,323	2.8%
Southwest	$197,718	16.3%	$170,028	9.0%
West Coast	$533,949	10.5%	$483,391	18.4%
Total Home Building	$303,850	12.6%	$269,780	11.3%
     Revenues increased in fiscal year 2006 due to increases in closings and average sales prices, along with a greater mix of homes closed in markets with higher average sales prices. All regions experienced double digit increases in both closings and average sales prices except for the Midwest, which has seen only moderate increases as a result of general economic conditions in that region.

     The increase in unit closings is reflective of an increase in average operating neighborhoods and an increase in closings per average neighborhood as outlined in the table below.

	For the Years Ended March 31,
	2006		2005
		Change		Change
Average Operating Neighborhoods (1)	626	6.3%	589	5.6%
Closings Per Average Neighborhood	62.7	10.6%	56.7	4.2%

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.
     The increase in average operating neighborhoods for the year ended March 31, 2006, is the result of opening 340 new neighborhoods and closing out of 278 neighborhoods.
     Operating margins (consisting of operating earnings as a percentage of revenues) improved to 15.5% for the year ended March 31, 2006 as compared to 14.7% for the year ended March 31, 2005. The increase in operating margins is reflective of an improvement in housing gross margins and a slight improvement in selling, general and administrative leverage, offset to a lesser extent by a decrease in earnings from land sales and other. Increases in average unit selling price and continued focus on controlling direct construction costs contributed to the housing gross margin improvement. National and regional purchasing programs and local cost reduction and efficiency efforts have helped partially offset increasing raw material costs experienced throughout the year.
     Selling, general and administrative expenses include all homebuilding employee compensation and related benefits, selling commissions and marketing and advertising costs. Selling, general and administrative expenses increased for the year ended March 31, 2006 primarily due to increases in employee count to support neighborhood growth and increased incentive compensation reflective of the growth in operating earnings.
     Operating earnings from land sales and other decreased 40.0% to $54.7 million primarily due to lower margins on current year land sales as compared to the prior year. We frequently write-off deposits and pre-acquisition costs as a component of our ongoing land acquisition process and evaluation of potential market opportunities. In fiscal year 2006, we recognized an increase in losses due to the write-off of certain option deposits and pre-acquisition costs, which increase is reflective of the softening of certain markets. Our cost of land sales and other also includes the write-off of development costs for neighborhoods where all or substantially all homes had already been closed.
     The timing and amount of land sales vary from period to period based on several factors, including the location, size, availability and desirability of the land we own in each market. We deploy disciplined capital allocation and management strategies and processes in each of our markets. We also have individual market-focused land acquisition and entitlement resources. The execution of our capital management strategies, combined with the value created by our land acquisition and entitlement teams, result in sales of parcels of land from time to time. In some cases, the purpose of these sales may be to take advantage of an opportunity to realize value that has been created through the entitlement process for parcels on which we are not likely to be able to build homes for some time. These sales may also fund the acquisition of more desirable tracts in a market. Additionally, in certain situations, we may acquire more land than is required to support our planned growth in a particular geographic area. In addition, our resort and second home operations sell land in the normal course of conducting their operations.

     The following tables summarize sales orders and backlog units:

	For the Years Ended March 31,
	2006		2005
		Change		Change
Sales Orders (in Units)
Mid-Atlantic	6,833	5.4%	6,483	10.7%
Southeast	6,345	(11.6%)	7,178	9.4%
Midwest	6,596	—	6,593	5.1%
Southwest	11,126	11.5%	9,977	7.1%
West Coast	7,130	12.6%	6,331	10.8%

	38,030	4.0%	36,562	8.4%

Sales Per Average Neighborhood	60.8	(2.1%)	62.1	2.8%

	As of March 31,
	2006		2005
		Change		Change
Backlog Units
Mid-Atlantic	3,073	(11.2%)	3,461	23.6%
Southeast	4,116	(17.8%)	5,006	35.0%
Midwest	2,755	(15.8%)	3,273	(3.5%)
Southwest	4,094	11.0%	3,688	28.5%
West Coast	3,349	5.9%	3,161	19.5%

	17,387	(6.5%)	18,589	20.6%

     We believe that core demand for our housing products remains strong despite a current transition to more sustainable conditions in those markets that have experienced above trend pricing growth. Sales orders for fiscal year 2006 were up 4.0% as compared to the prior year. Both the Southwest and West Coast regions experienced double digit increases in sales orders in fiscal year 2006, while the Southeast region was down 11.6%. Sales per average neighborhood dropped slightly from prior year due to moderating growth experienced in certain markets. Most of the decline in sales per average neighborhood has been experienced over the last six months, and higher discounts and other sales incentives have increased to sustain sales volumes. Increases in customer cancellations have resulted in either declines or less rapid growth in sales orders (net of cancellations) of our homes in a number of markets. Cancellation rates have increased from 22.1% in the prior year to 25.2% in fiscal year 2006.
     The following table summarizes our land position as of March 31, 2006 and 2005:

	As of March 31,
	2006			2005
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots
Mid-Atlantic	20,036	49,421	69,457	15,828	43,437	59,265
Southeast	27,830	41,011	68,841	21,864	32,983	54,847
Midwest	14,133	18,724	32,857	12,044	24,315	36,359
Southwest	27,832	40,390	68,222	32,213	37,330	69,543
West Coast	18,997	37,347	56,344	14,996	30,285	45,281

	108,828	186,893	295,721	96,945	168,350	265,295

Change	12.3%	11.0%	11.5%	25.1%	45.9%	37.6%
     Our total land position increased 11.5% in fiscal year 2006 as compared to a 37.6% increase in the prior year. The decrease in our land position growth rate in fiscal year 2006 is reflective of current housing market conditions and the transitioning of certain markets to normalized conditions. Our total land position owned or controlled under option agreements at March 31, 2006 will provide land for approximately 99% of closings for fiscal year 2007, 89% of closings for fiscal year 2008, and 71% of closings for fiscal year 2009 based on our current closing projections.

Included in our total land position are approximately 21,412 lots controlled through joint venture arrangements. We have completed our due diligence on 78,144 lots that we control (including certain of such lots controlled through joint ventures).
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage lending and other related services for purchasers of homes sold by our Home Building operations and other homebuilders, title agency services and the sale of title insurance and other insurance products, including property and casualty.
     The following summarizes Financial Services’ results for the two-year period ended March 31, 2006 (dollars in millions):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues	$462.3	9.6%	$421.7	(19.1%)
Cost of Sales	(65.9)	104.7%	(32.2)	47.0%
Selling, General and Administrative Expenses	(311.9)	6.3%	(293.5)	(12.0%)

Operating Earnings	$84.5	(12.0%)	$96.0	(42.1%)

Operating Margin	18.3%	(4.5)	22.8%	(9.0)

Interest Margin	$38.2	(22.8%)	$49.5	4.4%

Average Interest Earning Assets	$1,574.9	12.8%	$1,395.6	5.3%
Average Yield	6.61%	0.76	5.85%	0.13
Average Interest Bearing Liabilities	$1,574.2	15.4%	$1,364.1	9.5%
Average Rate Paid	4.18%	1.84	2.34%	0.39
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
     Our business strategy of selling prime loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and liquidity of the prime mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and is consolidated with our Financial Services segment. HSF-I’s debt and subordinated certificates do not have recourse to us. We do not guarantee the payment of any debt or subordinated certificates of HSF-I or are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I.
     Revenues for the year ended March 31, 2006 increased over the prior year due to increases in interest income, loan sales to investors, and title and insurance fees. Loan funding costs also increased as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the decrease in interest margin for the year ended March 31, 2006. The increase in selling, general and administrative expenses in the year ended March 31, 2006 is related to additions to our branch network and sales management infrastructure. The increase in interest expense resulted in our decrease in operating margin for the year ended March 31, 2006.

     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, known collectively as, gain on sale of mortgage loans, which is recorded as revenues for the years ended March 31, 2006 and 2005 (dollars in millions):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Loan Sales to Investors	$11,845.5	27.0%	$9,328.6	(28.9%)
Gain on Sale of Mortgage Loans	$164.8	16.3%	$141.7	(42.4%)
     Loan sales to investors increased due to an increase in the number of loans originated and an increase in average loan size. Average loan size increased 15.7% and 13.2% for the years ended March 31, 2006 and 2005, respectively.
     The table below provides a comparative analysis of mortgage loan originations and applications for the years ended March 31, 2006 and 2005. CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is canceled. Application data presented below includes loan applications received, which resulted in originations in the period and applications for loans scheduled to close in subsequent periods. Applications canceled were 19,513 and 16,488 for the years ended March 31, 2006 and 2005, respectively.

	For the Years Ended March 31,
	2006		2005
		Change		Change
Origination Volume (in millions)	$15,827.4	21.4%	$13,039.0	(13.7%)
Number of Loans Originated
Builder	27,364	21.5%	22,517	7.9%
Retail	43,319	(3.3%)	44,816	(33.6%)

	70,683	5.0%	67,333	(23.8%)

Number of Loan Applications
Builder	27,765	12.7%	24,631	2.5%
Retail	38,521	(3.3%)	39,848	(39.2%)

	66,286	2.8%	64,479	(28.0%)

Average Loan Size	$223,900	15.7%	$193,600	13.2%
     Builder originations for the year ended March 31, 2006 increased as a result of an increase in Home Building’s closings and our continued focus on serving this customer base. For the year ended March 31, 2006, CTX Mortgage Company, LLC originated 75% of the non-cash unit closings of Home Building’s customers, versus 73% for the prior year. Origination volume increased as a result of an increase in Builder loans originated and an increase in average loan size.
     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Refinancing activity accounted for 20% and 21% of originations in the years ended March 31, 2006 and 2005, respectively. Any significant increase in mortgage interest rates above current prevailing levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or curtail mortgage refinance activity.

CONSTRUCTION SERVICES
     The following summarizes Construction Services’ results for the two-year period ended March 31, 2006 (dollars in millions):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues	$1,606.6	(7.6%)	$1,738.6	8.9%
Operating Earnings	$26.8	14.0%	$23.5	43.3%

New Contracts Executed	$2,562.8	28.6%	$1,992.9	9.3%

	As of March 31,
	2006		2005
		Change		Change
Backlog of Uncompleted Contracts	$2,957.2	47.8%	$2,001.3	14.6%
     Construction Services’ revenues are impacted by the nature and size of construction projects, the stage of completion and the construction schedule as defined by project owners. Revenues for the year ended March 31, 2006 decreased as compared to the prior year primarily due to a higher concentration of projects with extended construction periods. The increase in operating earnings for the year ended March 31, 2006 is primarily the result of improved job profit margins. In fiscal year 2006, there has been an increase in active multi-unit residential projects, which have higher profit margins while at the same time lower margin jobs have completed and dropped out of the mix of business. As of March 31, 2006, we had 254 active projects which represent a 4.5% increase over the prior year. The increase in new contracts executed for the year ended March 31, 2006 and in backlog of uncompleted contracts was primarily due to the execution of contracts for multi-unit residential projects for which the construction periods range from three to five years. Construction Services defines backlog as the uncompleted portion of all signed contracts. Construction Services’ multi-unit residential backlog of $1.63 billion includes $277.7 million of vertical construction projects for our Home Building business segment.
     Construction Services has also been awarded work that is pending execution of a signed contract. At March 31, 2006 and 2005, such work, which is not included in backlog, was approximately $2.20 billion and $2.61 billion, respectively. There is no assurance that this awarded work will result in future revenues.
OTHER
     Our Other segment includes our home services operations, investment real estate operations, as well as corporate general and administrative expense and interest expense.
     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Operating Loss from Home Services Operations	$(7.5)	(52.5%)	$(15.8)	587.0%
Operating Earnings from Investment Real Estate Operations	1.7	(92.1%)	21.4	(52.2%)
Corporate General and Administrative Expenses	(100.1)	20.7%	(82.9)	(21.5%)
Interest Expense	(12.1)	(37.3%)	(19.3)	(51.1%)

Operating Loss	$(118.0)	22.2%	$(96.6)	(5.8%)

     Our home services revenues increased 19.2% to $109.2 million in fiscal year 2006. This increase in revenues is the result of an expanded customer base. We had 305,000 pest defense customers as of March 31, 2006 as compared to 265,000 in the prior year. The decrease in our home services division’s operating loss for the year ended

March 31, 2006 is primarily due to the prior year’s results including a $10.0 million write-down of notes receivable. In addition, marketing expenses increased in fiscal year 2006 as a result of expansion and growth of our home services operations, which increased home services’ operating loss.
     The decrease in our investment real estate operations’ operating earnings is primarily related to a reduction in sales of real estate and commercial property over the past two years. We have liquidated substantially all of this portfolio and are not investing additional capital in investment real estate operations.
     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The increase in corporate general and administrative expenses in fiscal year 2006 is primarily related to professional fees associated with various strategic initiatives, increases in performance-based compensation related costs as a result of increases in our earnings and returns and increases in insurance related costs.
     For further information on interest expense, see Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. Total interest incurred was $305.2 million and $225.6 million for the years ended March 31, 2006 and 2005, respectively. The increase in total interest incurred is primarily related to an increase in average debt outstanding as compared to the prior year.
     Our effective tax rate remained relatively unchanged at 36% for the years ended March 31, 2006 and 2005, which is less than the combined federal statutory and state rate of 38.2% due to benefits associated with the new federal deduction for qualified domestic production activities and a $28.1 million payment in September 2005 from the U.S. Treasury, offset by a reduction in net operating loss carryforward benefits. The $28.1 million payment is effectively a tax refund and represents a payment received on a judgment against the U.S. government for revoking tax benefits we had previously claimed in connection with our acquisition and operation of a savings and loan association in the late 1980s and early 1990s.
DISCONTINUED OPERATIONS
     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and any assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the March 31, 2006 presentation.
     On March 30, 2006 we announced that we signed a definitive agreement to sell our sub-prime home equity lending operations to an unrelated third party. As a result, Home Equity is now reflected as a discontinued operation in our financial statements. However, the sale of Home Equity is subject to certain conditions, including regulatory approvals from state financial services or other regulatory authorities. The purchase price to be received in connection with the sale of Home Equity will consist of payments based on the book value of Home Equity, plus a premium to be calculated in accordance with an agreed upon formula.
     For additional information on our discontinued operations, see Note (P), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.
International Home Building
     Discontinued operations for international home building operations are as follows (dollars in millions):

	For the Years Ended March 31,
	2006	2005
Revenues	$224.4	$501.3
Operating Earnings	$15.2	$66.6
Pre-tax Gain on Sale	$6.5	$—
     The net loss on the sale of our international homebuilding operations was $9.2 million. Estimated income taxes of $15.7 million associated with the disposition include income taxes on the repatriation of foreign earnings, which we had previously considered permanently reinvested.

Sub-Prime Home Equity Lending
     The following summarizes the results of our sub-prime home equity lending operations for the two-year period ended March 31, 2006 (dollars in millions):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues	$837.9	22.2%	$685.5	30.1%
Cost of Sales	(367.6)	46.0%	(251.8)	24.7%
Selling, General and Administrative Expenses:
Operating Expenses	(254.3)	12.3%	(226.5)	25.2%
Loan Loss Provision	(94.3)	(4.6%)	(98.8)	24.3%

Operating Earnings	$121.7	12.3%	$108.4	68.1%

Interest Margin	$303.4	(3.7%)	$315.1	23.8%

Average Interest Earning Assets	$8,267.8	13.7%	$7,274.0	30.1%
Average Yield	8.12%	0.33	7.79%	(0.37)
Average Interest Bearing Liabilities	$8,600.8	14.7%	$7,498.7	28.8%
Average Rate Paid	4.27%	0.91	3.36%	(0.11)
     The revenues of Home Equity increased primarily as a result of continued growth in the portfolio of residential mortgage loans held for investment and as a result of whole loan sales to third parties. Our portfolio growth translated into more interest income, our largest component of revenue. Home Equity recorded $87.7 million and $42.3 million in net revenue and operating earnings related to the whole loan sales for the years ended March 31, 2006 and 2005, respectively. Whole loan sales have the effect of increasing current revenues but decreasing future interest margin that would have been recognized had the loans been securitized or retained as inventory. Home Equity’s strategy is to originate loans for investment with the intent to securitize. However, a program of whole loan sales is a component of Home Equity’s diversification of funding sources. Whole loan sales vary from period to period based upon market conditions and Home Equity’s funding requirements.
     Cost of sales is comprised of interest expense, which increased in fiscal year 2006 as a result of increases in our average debt outstanding and increases in interest rates as compared to the prior year.
     Operating expenses for the year ended March 31, 2006 increased primarily as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the average number of employees led to a corresponding increase in salaries and related costs, rent expense and group insurance costs.
     The loan loss varies from year to year based upon several factors. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates-Discontinued Operations, Valuation of Residential Mortgage Loans Held for Investment.”
     In the second quarter of fiscal year 2006 and in October 2005, hurricanes Katrina, Rita and Wilma impacted certain of our operations. These hurricanes damaged certain collateral underlying Home Equity’s mortgage loans held for investment. Losses associated with the impact of the hurricanes were not material to our results of operations or financial condition.
     The increase in operating earnings for the year ended March 31, 2006 is primarily attributable to the growth in our portfolio which translated into an increase in interest income, as well as an increase in whole loan sale net revenues. In the current year, interest margin decreased primarily as a result of higher borrowing costs, as well as increased competitive industry conditions.
     Average interest earning assets and liabilities for the year ended March 31, 2006 increased primarily as a result of continued growth in our portfolio of residential mortgage loans held for investment.

     The following table provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2006. Home Equity defines an application as when an application form has been completed and the applicant has authorized Home Equity to run a credit report.

	For the Years Ended March 31,
	2006		2005
		Change		Change
Origination Volume (in millions)	$5,975.6	13.3%	$5,276.3	34.6%
Number of Loans Originated	44,969	3.1%	43,617	19.0%
Number of Loan Applications	449,337	12.0%	401,302	17.7%

Average Loan Size	$132,900	9.8%	$121,000	13.2%
     The increase in origination volume was due to an increase in the average loan size and an increase in the number of loan originations.
     The following summarizes the portfolio of mortgage loans serviced by Home Equity as of March 31, 2006 and 2005:

	For the Years Ended March 31,
	2006		2005
		Change		Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	71,218	(15.2%)	83,972	10.2%
Serviced for Others	31,927	94.3%	16,431	51.3%

Total	103,145	2.7%	100,403	15.3%

Dollars in billions
Portfolio Accounting Method	$6.87	(13.1%)	$7.91	21.7%
Serviced for Others	3.68	162.9%	1.40	118.8%

Total	$10.55	13.3%	$9.31	30.4%

     Home Equity periodically securitizes mortgage loans in order to provide long-term funding for its mortgage operations and to reduce its interest rate exposure on fixed rate loans.
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
     Another component of Home Equity’s servicing portfolio includes loans sold on a “whole loan basis” that Home Equity continues to service and securitizations accounted for as gains on sale in accordance with FASB SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” where from October 1997 through March 2000, an estimate of the entire gain resulting from the sale was included in earnings during the period in which the securitization transaction occurred. These loans are included in the serviced for others category in the above table. Unlike the portfolio accounting method, our balance sheet does not reflect the mortgage loans receivable or the offsetting debt resulting from these securitizations. However, under the gain on sale method, Home Equity’s retained residual interest in, as well as the servicing rights to, the securitized loans are reflected on the balance sheet. Home Equity carries mortgage securitization residual interest, or MSRI, at fair value on the balance sheet.
     The structure of securitizations has no effect on the ultimate amount of profit and cash flow recognized over the life of the mortgages. However, the structure does affect the timing of profit recognition. Under both structures, recourse on the securitized debt is limited to the payments received on the underlying mortgage collateral with no recourse to Home Equity or Centex Corporation. As is common in these structures, Home Equity remains liable for customary loan representations.
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
FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004
HOME BUILDING
     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2005 (dollars in millions except per unit data and lot information):

	For the Years Ended March 31,
	2005		2004
		Change		Change
Revenues – Housing	$9,007.1	22.4%	$7,360.7	26.5%
Revenues – Land Sales and Other	352.6	122.7%	158.3	52.2%
Cost of Sales – Housing	(6,486.7)	20.1%	(5,401.1)	23.8%
Cost of Sales – Land Sales and Other	(261.4)	82.5%	(143.2)	56.7%
Selling, General and Administrative Expenses	(1,301.6)	25.3%	(1,038.8)	22.3%
Earnings from Unconsolidated Entities	68.8	129.3%	30.0	154.2%

Operating Earnings	$1,378.8	42.7%	$965.9	53.0%

Operating Earnings as a Percentage of Revenues	14.7%	1.9	12.8%	2.1

	For the Years Ended March 31,
	2005		2004
		Change		Change
Units Closed	33,387	10.0%	30,358	14.9%
Average Unit Sales Price	$269,780	11.3%	$242,465	10.1%
Operating Earnings Per Unit	$41,298	29.8%	$31,816	33.2%
Average Operating Neighborhoods	589	5.6%	558	7.5%
Closings Per Average Neighborhood	56.7	4.2%	54.4	6.9%

	As of March 31,
	2005		2004
		Change		Change
Backlog Units	18,589	20.6%	15,414	27.9%

Lots Owned	96,945	25.1%	77,475	29.5%
Lots Controlled	168,350	45.9%	115,366	62.7%

Total Lots Owned and Controlled	265,295	37.6%	192,841	47.5%

     The following summarizes changes in performance indicators for the year ended March 31, 2005 as compared to fiscal year 2004.
     For the year ended March 31, 2005, we opened 336 neighborhoods and closed out of 293 neighborhoods, driving our average operating neighborhoods to 589, a 5.6% increase over fiscal year 2004.
     Higher sales rates contributed to our growth in closings per average neighborhood. Sales per average neighborhood were 62.1 for the year ended March 31, 2005, a 2.8% increase over fiscal year 2004. This sales rate increase could be attributed to our continued focus on market research, enhanced sales and marketing activities and activity-based sales management. Sales orders increased in each of our geographic regions in fiscal year 2005, and sales growth rates were particularly strong in the Mid-Atlantic and West Coast regions, which achieved increases over fiscal year 2004 of 10.7% and 10.8%, respectively. For all regions, sales orders totaled 36,562 units for the year ended March 31, 2005, an increase of 8.4% versus fiscal year 2004. The increase in sales per average neighborhood, as well as the increase in average operating neighborhoods, resulted in an increase of home closing volume of 10.0% to 33,387 homes for the year ended March 31, 2005, as compared to fiscal year 2004.
     Housing market conditions in fiscal year 2005, combined with our geographic, product and segment diversification strategies, continued to drive higher average selling prices. For the year ended March 31, 2005, average selling prices were up 11.3% to $269,780 as compared to fiscal year 2004. The increase was primarily due to strong demand in the Southeast and West Coast regions resulting in pricing power, as well as a greater mix of homes closed in the West Coast region. California experienced the largest average sales price increase among the states in which we operate as average prices rose to $514,081, a $68,619 increase over fiscal year 2004.
     Selling, general and administrative expenses increased at a slightly higher rate than revenues for the year ended March 31, 2005 primarily due to increases in employee count to support planned neighborhood growth and increased incentive compensation reflective of the growth in operating earnings.
     Operating margins for Home Building’s domestic operations improved to 14.7% for the year ended March 31, 2005, compared to 12.8% for the year ended March 31, 2004. Increased unit volume, increases in average unit selling price, continued focus on lowering direct construction costs, increased land sales, improved margin on land sales, and earnings from joint ventures resulted in margin improvement throughout Home Building’s domestic operations. National and regional purchasing programs and local cost reduction and efficiency efforts have helped partially offset increasing raw material costs experienced throughout the year.
     The above factors contributed to the improvement in our operating earnings, which is reflective of our continued focus on our “Quality Growth” strategy, consisting of growing revenue and earnings while improving margins.
FINANCIAL SERVICES
     The following summarizes Financial Services’ results for the two-year period ended March 31, 2005 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		Change		Change
Revenues	$421.7	(19.1%)	$521.2	14.8%
Cost of Sales	(32.2)	47.0%	(21.9)	212.9%
Selling, General and Administrative Expenses	(293.5)	(12.0%)	(333.5)	0.4%

Operating Earnings	$96.0	(42.1%)	$165.8	44.7%

Interest Margin	$49.5	4.4%	$47.4	457.6%

Average Interest Earning Assets	$1,395.6	5.3%	$1,325.4	567.4%
Average Yield	5.85%	0.13	5.72%	(1.46)
Average Interest Bearing Liabilities	$1,364.1	9.5%	$1,246.2	841.2%
Average Rate Paid	2.34%	0.39	1.95%	(2.13)
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

     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, collectively, gain on sale of mortgage loans, which was recorded as revenues for the years ended March 31, 2005 and 2004 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		Change
Loan Sales to Investors	$9,328.6	(28.9%)	$13,114.5
Gain on Sale of Mortgage Loans	$141.7	(42.4%)	$245.9
     The decreases in loan sales and gain on sale of mortgage loans were the result of a decrease in the volume of loans originated and sold to investors and an increase in the origination of less profitable adjustable rate mortgages, or ARMs. ARMs as a percentage of total originations were 48% and 23% for the years ended March 31, 2005 and 2004, respectively.
     Consistent with decreases in loan sales and gain on sale of mortgage loans, revenues for the year ended March 31, 2005, which include revenues from our title and insurance operations, have also decreased. Decreases in gain on sale of mortgage loans and revenues from our title and insurance operations were slightly offset by increases in our fees received in connection with brokering of loans. The table below provides a comparative analysis of mortgage loan originations and applications for the years ended March 31, 2005 and 2004. CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is canceled. Applications canceled were 16,488 and 20,590 for the years ended March 31, 2005 and 2004, respectively.

	For the Years Ended March 31,
	2005		2004
		Change		Change
Origination Volume (in millions)	$13,039.0	(13.7%)	$15,116.0	8.0%
Number of Loans Originated
Builder	22,517	7.9%	20,865	15.1%
Retail	44,816	(33.6%)	67,481	1.0%

	67,333	(23.8%)	88,346	4.0%

Number of Loan Applications
Builder	24,631	2.5%	24,031	19.5%
Retail	39,848	(39.2%)	65,514	(6.3%)

	64,479	(28.0%)	89,545	(0.5%)

Average Loan Size	$193,600	13.2%	$171,100	3.9%
     The decrease in loan originations was primarily the result of a significant decrease in refinancing activity, partially offset by an increase in Builder originations, which resulted from an increase in Home Building’s closings and our continued focus on serving this customer base. For the year ended March 31, 2005, CTX Mortgage Company, LLC originated 73% of the non-cash unit closings of Home Building’s customers, versus 74% for fiscal year 2004.
     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Refinancing activity accounted for 21% and 39% of originations in the years ended March 31, 2005 and 2004, respectively. Refinancing activity declined due to an extended period of relatively low mortgage loan rates, which reduced the supply of loans likely to be refinanced.

CONSTRUCTION SERVICES
     The following summarizes Construction Services’ results for the two-year period ended March 31, 2005 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		Change		Change
Revenues	$1,738.6	8.9%	$1,596.3	5.2%
Operating Earnings	$23.5	43.3%	$16.4	(46.6%)

New Contracts Executed	$1,992.9	9.3%	$1,823.2	112.7%

	As of March 31,
	2005		2004
		Change		Change
Backlog of Uncompleted Contracts	$2,001.3	14.6%	$1,746.4	14.9%
     Revenues and operating earnings for the year ended March 31, 2005 increased as compared to fiscal year 2004. Revenue increases were due to an increase in the number of active projects and an increase in average contract size. As of March 31, 2005, we had 243 active projects, which represented a 14.1% increase over fiscal year 2004. The increase in new contracts executed and backlog of uncompleted contracts was primarily due to the execution of contracts for multi-unit residential projects.
OTHER
     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		Change		Change
Operating Loss from Home Services Operations	$(15.8)	587.0%	$(2.3)	(76.0%)
Operating Earnings from Investment Real Estate Operations	21.4	(52.2%)	44.8	31.8%
Corporate General and Administrative Expenses	(82.9)	(21.5%)	(105.6)	73.4%
Interest Expense	(19.3)	(51.1%)	(39.5)	(34.5%)

Operating Loss	$(96.6)	(5.8%)	$(102.6)	6.0%

     The increase in our home services division’s operating loss in the year ended March 31, 2005 was primarily due to an increase in marketing expenses resulting from expansion and growth of our home services operations in the homebuilder customer market, coupled with incremental commissions paid on new sales growth. In addition, in the fourth quarter of fiscal year 2005, we took a charge of $10.0 million to notes receivable received in connection with the sale of our security monitoring center in fiscal year 2004. The fluctuations in our investment real estate division’s operating earnings were primarily related to the timing of property sales.
     The decrease in corporate general and administrative expenses in fiscal year 2005 was primarily related to $16 million in incremental executive compensation costs recorded in fiscal year 2004 for the retirement of an executive officer.
     Total interest incurred was $225.6 million and $176.5 million for the years ended March 31, 2005 and 2004, respectively. See Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for further information on interest costs. The increase in total interest costs is primarily related to an increase in average debt outstanding for the year ended March 31, 2005 as compared to fiscal year 2004.

     Our effective tax rate related to continuing operations increased to approximately 36% in the year ended March 31, 2005 from 33% in fiscal year 2004, primarily due to the reduction in the availability of tax benefits related to the Company’s net operating loss carryforwards in fiscal year 2005 as compared to fiscal year 2004. See Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements for further information on income taxes.
DISCONTINUED OPERATIONS
     In June 2003, we spun off tax-free to our stockholders substantially all of our manufactured housing operations, and in January 2004, we spun off tax-free to our stockholders our entire equity interest in Construction Products. As a result of the spin-offs, the earnings from these operations for fiscal year 2004 and all periods prior to the spin-offs have been reclassified to discontinued operations in the Statements of Consolidated Earnings.
     For the year ended March 31, 2004, discontinued operations had revenues of $1.07 billion, and operating earnings of $153.5 million.
International Home Building
     Our international homebuilding operations involved the purchase and development of land or lots and the construction and sale of a range of products from small single-family units to executive houses and apartments in the United Kingdom. The following summarizes the results of our international homebuilding operations for the year ended March 31, 2005 (dollars in millions):

For the Year Ended
March 31, 2005
Revenues	$501.3
Operating Earnings	$66.6

Units Closed	1,563
     In February 2004, we acquired Centex Development Company, L.P. and subsidiaries, or the Partnership, through merger transactions. Prior to the merger, we accounted for our investment in the Partnership on the equity method of accounting. For the year ended March 31, 2004, we recorded $25.3 million in earnings under the equity method of accounting related to the international homebuilding operations of the Partnership. These earnings for fiscal 2004 are not comparative to operating earnings presented above as operating earnings exclude interest expense and taxes.
Sub-Prime Home Equity Lending
     The following summarizes the results of our sub-prime home equity lending operations for the two-year period ended March 31, 2005 (dollars in millions):

	For the Years Ended March 31,
	2005		2004
		Change		Change
Revenues	$685.5	30.1%	$526.8	31.3%
Cost of Sales	(251.8)	24.7%	(201.9)	13.7%
Selling, General and Administrative Expenses:
Operating Expenses	(226.5)	25.2%	(180.9)	27.8%
Loan Loss Provision	(98.8)	24.3%	(79.5)	127.8%

Operating Earnings	$108.4	68.1%	$64.5	36.9%

Interest Margin	$315.1	23.8%	$254.6	55.3%

Average Interest Earning Assets	$7,274.0	30.1%	$5,592.2	43.6%
Average Yield	7.79%	(0.37)	8.16%	(0.60)
Average Interest Bearing Liabilities	$7,498.7	28.8%	$5,822.6	43.8%
Average Rate Paid	3.36%	(0.11)	3.47%	(0.91)

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
     Cost of sales increased in fiscal year 2005 commensurate with increases in our average debt outstanding and increases in interest rates since fiscal year 2004.
     Operating expenses for the year ended March 31, 2005 increased as a result of Home Equity’s continued growth. The increase in loan production volume, the expansion of branch offices and the increase in the number of employees led to a corresponding increase in salaries and related costs, rent expense, group insurance costs and advertising expenditures.
     The increase in the loan loss provision for the year ended March 31, 2005 occurred primarily because of the increase in residential mortgage loans held for investment. For a more detailed discussion of our accounting policy and methodology for establishing the provision for losses, see “Critical Accounting Estimates-Valuation of Residential Mortgage Loans Held for Investment.” Changes in the allowance for losses are included in Note (P), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.
     The increase in operating earnings for the year ended March 31, 2005 was primarily attributable to the increase in interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans. Interest margin for the year ended March 31, 2005 increased primarily as a result of an increase in the portfolio of mortgage loans held for investment. In fiscal year 2005, interest margin as a percentage of revenues decreased primarily as a result of an increasing interest rate environment, as well as increased competitive industry conditions. Whole loan sale transactions also contributed to the increase in operating earnings for the year ended March 31, 2005.
     Average interest earning assets and liabilities for the year ended March 31, 2005 increased primarily due to an increase in the volume of loan originations and an increase in average loan size (see table below).
     The following table provides a comparative analysis of mortgage loan originations and applications for the two-year period ended March 31, 2005:

	For the Years Ended March 31,
	2005		2004
		Change		Change
Origination Volume (in millions)	$5,276.3	34.6%	$3,920.7	56.4%
Number of Loans Originated	43,617	19.0%	36,659	24.5%
Number of Loan Applications	401,302	17.7%	340,894	37.4%

Average Loan Size	$121,000	13.2%	$106,900	25.6%
     The increase in origination volume was due to an increase in the average loan size and an increase in the overall sales force, which resulted in an increase in the number of loan applications received.

     The following summarizes Home Equity’s portfolio of mortgage loans, classified by the securitization structure used, as of March 31, 2005 and 2004:

	For the Years Ended March 31,
	2005		2004
		Change		Change
Servicing Portfolio:
Number of Loans
Portfolio Accounting Method	83,972	10.2%	76,215	24.8%
Serviced for Others	16,431	51.3%	10,858	(18.5%)

Total	100,403	15.3%	87,073	17.0%

Dollars in billions
Portfolio Accounting Method	$7.91	21.7%	$6.50	40.1%
Serviced for Others	1.40	118.8%	0.64	(23.8%)

Total	$9.31	30.4%	$7.14	30.3%

     For the year ended March 31, 2005, Home Equity’s whole loan sales on a servicing-retained basis totaled $920.4 million. No such sales occurred during fiscal year 2004.
FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the years ended March 31, 2006, 2005 and 2004 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Years Ended March 31,
	2006	2005	2004
Net Cash (Used in) Provided by
Centex*
Operating Activities	$(667,292)	$(506,007)	$(311,250)
Investing Activities	77,133	(50,816)	(62,830)
Financing Activities	138,041	891,926	92,881
Effect of Exchange Rate on Cash	(1,479)	(5,385)	692

	(453,597)	329,718	(280,507)

Financial Services
Operating Activities	(156,762)	150,201	1,090,135
Investing Activities	941,047	(1,526,148)	(1,931,321)
Financing Activities	(785,319)	1,369,956	844,373

	(1,034)	(5,991)	3,187

Centex Corporation and Subsidiaries
Operating Activities	(933,139)	(368,077)	711,196
Investing Activities	1,054,518	(1,613,693)	(1,925,962)
Financing Activities	(574,531)	2,310,882	936,754
Effect of Exchange Rate on Cash	(1,479)	(5,385)	692

Net (Decrease) Increase in Cash	$(454,631)	$323,727	$(277,320)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.
     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidating Cash Flows have not been restated for discontinued operations. As a result, all international homebuilding cash flows are included with the Centex cash flows and all Home Equity cash flows are included with the Financial Services cash flows.

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and other short-term credit arrangements, and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During fiscal year 2006, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity and share repurchases.
     We generally fund our Financial Services’ operating and other short-term liquidity needs through Home Equity’s securitizations, committed credit facilities, proceeds from the sale of mortgage loans to HSF-I and investors and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held by Home Equity for investment and origination and servicing fees. Effective July 1, 2003, Financial Services consolidated $2.48 billion of HSF-I’s residential mortgage loans held for sale. The initial consolidation of HSF-I was not reflected in the Statements of Consolidated Cash Flows, as it was a non-cash transaction. As these mortgage loans were sold in the secondary market in fiscal year 2004, an inflow of cash from operating activities occurred. For additional discussion on the consolidation of HSF-I in June 2003, see Note (D), “Indebtedness,” of the Notes to Consolidated Financial Statements. Financial Services’ cash provided by investing activities in fiscal year 2006 was primarily from a reduction in Home Equity’s residential mortgage loans held for investment. Home Equity originates residential mortgage loans with the intent to securitize; however, whole loan sales do occur periodically. During fiscal years 2005 and 2004, cash was primarily used in Financial Services’ investing activities to finance increases in Home Equity’s residential mortgage loans held for investment. Financial Services’ cash used in financing activities in fiscal year 2006 was primarily from the repayment of debt from the liquidation of Home Equity’s residential mortgage loans held for investment. The funds provided by Financial Services’ financing activities in fiscal years 2005 and 2004 were primarily from new debt used to fund the increased residential mortgage loan activity.
     Our future cash requirements for contractual obligations, excluding discontinued operations, as of March 31, 2006 (in thousands) are illustrated in the following table:

	Payments Due by Period
	Less Than	1 – 3	3 – 5	More Than
	1 Year	Years	Years	5 Years	Total
Centex
Long-term Debt (1)	$514,264	$1,199,112	$1,224,967	$2,046,344	$4,984,687
Capital Leases	3,079	5,516	4,939	4,577	18,111
Operating Leases	53,281	95,842	68,825	41,031	258,979
Purchase Obligations	26,576	26,879	7,765	—	61,220

	597,200	1,327,349	1,306,496	2,091,952	5,322,997

Financial Services
Long-term Debt (2)	2,898	5,787	61,449	—	70,134
Operating Leases	13,386	14,441	4,629	3,230	35,686

	16,284	20,228	66,078	3,230	105,820

	$613,484	$1,347,577	$1,372,574	$2,095,182	$5,428,817

(1)	The amount of debt subject to a variable interest rate is $279.3 million, of which $258.0 million was based on the U.S. 3 month Libor rate of 5.00% at March 31, 2006 and $21.3 million was based on the U.S. 1 month Libor rate of 4.83% at March 31, 2006.

(2)	The amount of debt subject to a variable interest rate is $60.0 million. The basis of the rate is U.S. 1 month Libor which was 4.83% at March 31, 2006.
     As outlined above, our primary contractual obligations are principal and interest payments under long-term debt agreements and lease payments under operating leases. The long-term debt obligations include principal and interest payments for variable interest entities consolidated pursuant to the provisions of FIN 46. Variable interest entities’ debt does not have recourse to us, and the consolidation of this debt has not changed our debt ratings. We do not guarantee the payment of any variable interest entities’ debt. Purchase obligations primarily represent joint funding obligations, open purchase orders and specific performance agreements of our Home Building segment that in essence may require us to purchase land contingent upon the land seller meeting certain obligations.

     Our contractual obligations will be funded in the ordinary course of business through our operating cash flows and through our credit facilities. Centex Corporation currently has an investment-grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit ratings. We attempt to manage our debt levels in order to maintain investment-grade ratings. If, however, our debt ratings were downgraded, we would not have access to the commercial paper markets and might need to draw on our existing committed backup facility.
     Our existing credit facilities and available capacity as of March 31, 2006 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,000,000	$875,000
Letters of Credit	500,000	111,680

	1,500,000	986,680	(1) (2)
Unsecured Credit Facilities	350,000	350,000	(3)

	1,850,000	1,336,680

Financial Services
Secured Credit Facilities	940,000	560,023	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,244,000

	3,940,000	1,804,023

Discontinued Operations
Mortgage Servicer Advance Facility	100,000	17,653	(5)
Harwood Street Funding II, LLC Facility	4,000,000	2,917,134	(6)

	4,100,000	2,934,787

	$9,890,000	$6,075,490	(7)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $900 million commercial paper program and provides $500 million of letter of credit capacity. As of March 31, 2006, the $900 million commercial paper program had $125 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains $350 million unsecured, uncommitted credit facilities.

(4)	CTX Mortgage Company, LLC and Home Equity share in a $300 million secured, committed credit facility to finance mortgage inventory. The available capacity reflects $55 million of outstanding debt for Home Equity which is included in liabilities from discontinued operations in the Consolidated Balance Sheets. CTX Mortgage Company, LLC also maintains $640 million of secured, committed mortgage warehouse facilities to finance mortgages.

(5)	Under this facility, Home Equity is permitted to securitize its mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(6)	As part of the planned sale of Home Equity, on the closing date of the sale, the purchaser will purchase all of the mortgage loans held by Harwood Street Funding II, LLC, which we refer to as HSF-II. The change in control of Home Equity will terminate HSF-II’s commitment to purchase new loans from Home Equity and permit the orderly liquidation of HSF-II.

(7)	The amount of available capacity for continuing operations consists of $2,790.7 million of committed capacity and $350.0 million of uncommitted capacity as of March 31, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of mortgage loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2)

medium-term debt and (3) subordinated certificates. As of March 31, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to eliminate credit risks associated with mortgage warehousing. HSF-I is consolidated pursuant to the provisions of FIN 46; accordingly, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2006, we were in compliance with all of these covenants.
     As of March 31, 2006, our short-term debt was $2.14 billion, of which $2.02 billion was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.
     Our outstanding debt (in thousands), including variable interest entities’ debt consolidated pursuant to FIN 46 and excluding debt of discontinued operations, as of March 31, 2006 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Note Payable	$127,166
Senior Debt:
Medium-term Note Programs, weighted-average 6.01%, due through 2008	358,000
Senior Notes, weighted-average 5.79%, due through 2016	3,208,762
Other Indebtedness, weighted-average 9.17%, due through 2015	188,346
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,919

3,982,193

Financial Services
Short-term Debt:
Short-term Notes Payable	324,986
Harwood Street Funding I, LLC Secured Liquidity Notes	1,692,229
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 6.83%, due through 2010	60,000

2,077,215

$6,059,408

     In fiscal year 2006, we repurchased an aggregate of 9.25 million shares of our common stock at a total purchase price of $653.5 million, including commissions paid. We expect to continue to repurchase shares of common stock as and when market conditions are favorable for share repurchases. As of March 31, 2006, our remaining share repurchase authorization totaled 2.5 million shares. On May 15, 2006, we announced that our Board of Directors authorized the repurchase of an additional 12 million shares and that subsequent to March 31, 2006, we completed our previous share authorization by purchasing 2.5 million shares in open market transactions. This increased share repurchase authorization will allow us to continue to execute a balanced strategy of investing in our homebuilding business to position us for future growth and return capital to our stockholders through share repurchases.
CERTAIN OFF-BALANCE SHEET OBLIGATIONS
     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.
Joint Ventures
     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers and, to a lesser extent, financial partners, allows Home Building to share the risks and rewards of ownership and to provide broader strategic advantages.

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of March 31,
	2006	2005
Number of Joint Ventures	52	41

Investment in Joint Ventures	$307,779	$160,871

Total Joint Venture Debt	$1,053,201	$426,335

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$388,428	$160,061

Based on Limited Debt Recourse Provisions:
Limited Maintenance Guarantee (1) (2)	$228,603	$132,078
Repayment Guarantee (2) (3)	8,136	7,751

Total Limited Debt Recourse	$236,739	$139,829

(1)	We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. We could be requested to contribute additional capital to these joint ventures to the extent the loan to value ratio falls below the specified ratio. We have not been requested to perform under a limited maintenance guarantee, and we do not anticipate that any capital contributions will be made in future periods under these guarantees.

(2)	These amounts represent our maximum exposure based on the joint ventures’ debt at each respective date.

(3)	We have guaranteed repayment of a portion of certain joint venture debt limited to our ownership percentage of the joint venture or a percentage thereof.
     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Certain joint venture agreements require us to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, we would be liable for incremental costs to complete development. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities with respect to the project for most joint ventures, and most guarantee arrangements require that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. We have not been requested to perform under any of these guarantees, and we do not anticipate that any capital contributions will be made in future periods related to such arrangements.
     We also have investments in joint ventures related to our Construction Services and Other segments totaling $2,605 and $3,073 as of March 31, 2006 and 2005, respectively.
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
Impairment of Long-Lived Assets
     Housing projects, land held for development and sale (including direct construction costs, capitalized interest and real estate taxes) and property, plant and equipment are assessed for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in fiscal years 2006, 2005 or 2004. See additional information on land write-offs under Inventory Valuation discussion below.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (C), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. Goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in fiscal years 2006, 2005 or 2004.
Inventory Valuation
     Housing projects are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell.
     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses include all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each home paid to third parties. Land acquisition, land development and home construction costs do not include employee related compensation and benefit costs. The specific construction and allocated land costs of each home are included in direct construction. Direct construction also includes amounts paid through the closing date of the home for construction materials and subcontractor costs, plus an accrual for estimated costs incurred but not yet paid, based on an analysis of budgeted construction costs. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project. Land acquisition and land development costs are included in land under development. Land acquisition and development costs are estimated based on the total costs expected in a project.
     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs and land that will not begin development in the next two years. To the extent we determine that we will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales. During the year ended March 31, 2006, $37.6 million of land was written off. Included in the cost of land sales and other were write-offs of option deposits and pre-acquisition costs that were classified as land held for development and sale and the write-off of development costs for neighborhoods where all or substantially all homes had already been closed.
Land Held Under Option Agreements Not Owned
     In order to ensure the future availability of land for homebuilding, we enter into land option purchase agreements with unaffiliated third parties. Under the option agreements, we pay a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from us nor obligate us to purchase the land. Land option deposits related to these options are also reclassified to land held under option agreements not owned. To the extent we do not exercise our option to purchase such land, the amount of the lot option deposit, any letters of credit, as well as development costs incurred to date, represent our maximum exposure to loss, except in certain circumstances, which would not be material.
     We have evaluated those entities with which we entered into land option agreements in accordance with the provisions of FIN 46. The provisions of FIN 46 require us to consolidate the financial results of a variable interest entity if we are the primary beneficiary of the variable interest entity. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns.
     We determine if we are the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. Based on this evaluation, if we are the primary beneficiary of those entities with which we have entered into land option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. See Note (G), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.
      In addition to land held under option agreements recorded pursuant to the provisions of FIN 46, to the extent our land option deposit exceeds certain thresholds, we recognize the option arrangement by recording land at the total option purchase price and related obligation in accrued liabilities.
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
     Although we consider the loan origination reserve reflected in our consolidated balance sheet at March 31, 2006 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
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
CRITICAL ACCOUNTING ESTIMATES – DISCONTINUED OPERATIONS
     The following critical accounting estimates relate to our sub-prime home equity lending operations. As previously discussed, we entered into a definitive agreement on March 30, 2006 to sell Home Equity.
Valuation of Residential Mortgage Loans Held for Investment
     Home Equity originates and purchases loans in accordance with standard underwriting criteria, which are primarily intended to assess the creditworthiness of the mortgagee, the value of the mortgaged property and the adequacy of the property as collateral for the home equity loan.

     Home Equity establishes an allowance for losses when it believes a loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to the amount of residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period. A range of expected credit losses is estimated using historical losses, static pool loss curves and delinquency modeling. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at each reporting date.
     Although we consider the allowance for losses on residential mortgage loans held for investment to be adequate, there can be no assurance that this allowance will prove to be sufficient over time to cover ultimate losses. This allowance may prove to be insufficient due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
Mortgage Securitization Residual Interest
     Home Equity uses mortgage securitizations to finance its mortgage loan portfolio. For securitizations prior to April 2000, which Home Equity accounted for as sales, Home Equity retained a MSRI. The MSRI represents the present value of Home Equity’s right to receive, over the life of the securitization, the excess of the weighted-average coupon on the loans securitized over the interest rates on the securities sold, a normal servicing fee, a trustee fee and an insurance fee, where applicable, net of the credit losses relating to the loans securitized. Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are anticipated prepayments (principal reductions in excess of contractually scheduled reductions), estimated future credit losses and the discount rate applied to future cash flows. In developing our assumptions, we consider a variety of factors, many of which are interrelated. These factors include historical performance, origination channels, characteristics of borrowers, such as credit quality and loan-to-value relationships, and market factors that influence competition. If changes in assumptions regarding anticipated prepayments, discount rates or credit losses are necessary, the MSRI fair value is adjusted accordingly.
     As of March 31, 2006, our total MSRI was $56.8 million, which consists of $54.9 million remaining on loans securitized from October 1997 to March 2000 accounted for as gain on sale and $1.9 million related to loans sold to a government sponsored enterprise that we continue to service.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revision to SFAS No. 123 entitled “Share-Based Payment,” or SFAS 123R. Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and is effective for annual periods beginning after June 15, 2005. We adopted SFAS 123R effective January 1, 2006, and it did not have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued Staff Position 109-1, or FSP 109-1, Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the period or periods during which the amounts are deductible on the tax return. The new tax deduction for qualified production activities was effective for our fiscal year ended March 31, 2006. For further information, see Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and on mortgage loans receivable. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2006.

Centex
     We use both short-term and long-term debt in our financing strategy. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument but not our earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our future earnings and cash flows. We do not have an obligation to prepay any of our fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we refinance such debt.
     As of March 31, 2006, short-term debt was $2.14 billion, of which $2.02 billion was applicable to Financial Services. The majority of Financial Services’ debt is collateralized by residential mortgage loans including mortgage loans held by HSF-I. We borrow on a short-term basis in the commercial paper market under a $900 million commercial paper program supported by a revolving credit facility with a term expiring in fiscal year 2011, all of which bear interest at prevailing market rates. The weighted-average interest rate on short-term borrowings outstanding at March 31, 2006 was 4.88%.
     The maturities of Centex’s long-term debt, including debt of variable interest entities consolidated pursuant to FIN 46, outstanding at March 31, 2006 were as follows:

	Maturities through March 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Centex (1)
Fixed-Rate Debt	$204,465	$438,340	$208,650	$225,073	$700,066	$1,799,100	$3,575,694	$3,566,902
Average Interest Rate	7.99%	5.94%	6.31%	5.80%	6.45%	5.79%	6.10%
Variable-Rate Debt	$88,000	$191,333	$—	$—	$—	$—	$279,333	$280,481
Average Interest Rate	6.56%	5.02%	—	—	—	—	5.51%

(1)	We define Centex as a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.
     The maturities of Centex’s long-term debt outstanding at March 31, 2005 were as follows:

	Maturities through March 31,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Centex (1)
Fixed-Rate Debt	$301,814	$203,872	$336,505	$1,246	$226,264	$1,710,013	$2,779,714	$2,876,580
Average Interest Rate	8.94%	8.01%	4.84%	7.78%	5.81%	6.29%	6.49%

Variable-Rate Hedged Debt (2)	$25,000	$—	$—	$—	$—	$—	$25,000	$25,130
Average Interest Rate	7.99%	—	—	—	—	—	7.99%
Variable-Rate Debt	$15,000	$88,000	$192,333	$—	$—	$—	$295,333	$298,153
Average Interest Rate	4.52%	4.75%	3.09%	—	—	—	3.66%

(1)	We define Centex as a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.

(2)	These variable-rate notes in effect are fixed-rate instruments as a result of a hedge using interest rate swaps.
Financial Services
     Financial Services, through CTX Mortgage Company, LLC, enters into interest rate lock commitments, or IRLCs with its customers under which CTX Mortgage Company, LLC agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. To hedge the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC executes mandatory forward trade commitments, or forward trade commitments. These forward trade commitments are not designated as hedges, and their fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings.
     Financial Services originates and sells conforming and nonconforming “A” mortgages. CTX Mortgage Company, LLC sells substantially all the mortgage loans it originates to HSF-I at or near the date on which the loans were funded. CTX Mortgage Company, LLC also executes forward trade commitments to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. These forward trade commitments have been designated as fair value hedges. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings.
     Due to the high degree of liquidity in the “A” mortgage market and the frequency of loan sales, the use of forward sales is an effective economic hedge against changes in market value of both IRLCs and mortgage loans held for sale that result from changes in interest rates.
     The estimated maturities of Financial Services’ long-term debt outstanding at March 31, 2006 were as follows:

	Maturities through March 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Financial Services (1) Variable-Rate Debt	$—	$—	$—	$60,000	$—	$—	$60,000	$60,093
Average Interest Rate	—	—	—	6.83%	—	—	6.83%

(1)	We define Financial Services as a supplemental presentation that reflects Centex Financial Services, its subsidiaries and related companies.
     The estimated maturities of Financial Services’ long-term debt outstanding at March 31, 2005 were as follows:

	Maturities through March 31,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Financial Services (1) Variable-Rate Debt	$—	$—	$—	$—	$60,000	$—	$60,000	$60,000
Average Interest Rate	—	—	—	—	4.87%	—	4.87%

(1)	We define Financial Services as a supplemental presentation that reflects Centex Financial Services, its subsidiaries and related companies.
Discontinued Operations
     Home Equity uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed-rate securitization debt used to finance sub-prime mortgages. Home Equity will generally hold mortgages in anticipation of securitization for up to 120 days. Home Equity also uses interest rate swaps that in effect converted $2.29 billion of its variable-rate debt outstanding into fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Information

Centex Corporation and Subsidiaries
Consolidated Revenues and Operating Earnings by Line of Business
(Dollars in thousands)

	For the Years Ended March 31,
	2006	2005	2004	2003	2002
Revenues
Home Building	$12,272,203	$9,359,741	$7,519,039	$5,922,724	$4,972,172
	85%	80%	77%	74%	73%
Financial Services	462,223	421,653	521,148	453,924	397,169
	3%	4%	5%	5%	6%
Construction Services	1,606,609	1,738,603	1,596,335	1,517,851	1,296,024
	11%	15%	17%	19%	19%
Other (1)	58,634	152,888	119,632	133,115	155,838
	1%	1%	1%	2%	2%

	$14,399,669	$11,672,885	$9,756,154	$8,027,614	$6,821,203

	100%	100%	100%	100%	100%

Business Segment
Operating Earnings (2)
Home Building	$1,905,812	$1,378,818	$965,872	$631,327	$474,297
	95%	92%	81%	79%	73%
Financial Services	84,465	95,972	165,778	114,676	89,651
	4%	6%	14%	14%	14%
Construction Services	26,838	23,524	16,413	30,718	36,225
	1%	2%	1%	4%	5%
Other (1)	(9,400)	5,566	42,458	23,703	51,426
	—	—	4%	3%	8%

	2,007,715	1,503,880	1,190,521	800,424	651,599
	100%	100%	100%	100%	100%
Corporate General and Administrative	100,155	82,877	105,529	60,289	50,189
Interest Expense	12,067	19,348	39,534	60,326	58,576

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	$1,895,493	$1,401,655	$1,045,458	$679,809	$542,834

Applicable segment operating expenses have been deducted from business segment operating earnings.

(1)	Other Revenues and Other Business Segment Operating Earnings include intersegment eliminations.

(2)	Business Segment Operating Earnings include earnings from unconsolidated entities and exclude corporate general and administrative expense and interest expense.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2006	2005	2004
Revenues
Home Building	$12,272,203	$9,359,741	$7,519,039
Financial Services	462,223	421,653	521,148
Construction Services	1,606,609	1,738,603	1,596,335
Other, including Intersegment Eliminations	58,634	152,888	119,632

	14,399,669	11,672,885	9,756,154

Costs and Expenses
Home Building	10,452,389	8,049,709	6,583,118
Financial Services	377,758	325,681	355,370
Construction Services	1,580,270	1,717,025	1,582,036
Other, including Intersegment Eliminations	68,034	147,322	91,689
Corporate General and Administrative	100,155	82,877	105,529
Interest Expense	12,067	19,348	39,534

	12,590,673	10,341,962	8,757,276

Earnings from Unconsolidated Entities	86,497	70,732	46,580

Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1,895,493	1,401,655	1,045,458
Income Taxes	674,472	502,113	342,108

Earnings from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	1,221,021	899,542	703,350
Earnings from Discontinued Operations, net of Tax Provision of $71,617, $60,292 and $15,926	68,292	111,822	137,596

Earnings Before Cumulative Effect of a Change in Accounting Principle	1,289,313	1,011,364	840,946
Cumulative Effect of a Change in Accounting Principle, net of Tax Benefit of $0, $0 and $8,303	—	—	(13,260)

Net Earnings	$1,289,313	$1,011,364	$827,686

Basic Earnings Per Share
Continuing Operations	$9.62	$7.19	$5.70
Discontinued Operations	0.54	0.89	1.11
Cumulative Effect of a Change in Accounting Principle	—	—	(0.11)

	$10.16	$8.08	$6.70

Diluted Earnings Per Share
Continuing Operations	$9.20	$6.79	$5.44
Discontinued Operations	0.51	0.85	1.06
Cumulative Effect of a Change in Accounting Principle	—	—	(0.10)

	$9.71	$7.64	$6.40

Average Shares Outstanding
Basic	126,870,887	125,226,596	123,382,068
Dilutive Securities:
Options	5,420,789	6,725,838	5,754,689
Other	458,121	445,527	256,064

Diluted	132,749,797	132,397,961	129,392,821

Cash Dividends Per Share	$.16	$.16	$.10

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	March 31,
	2006	2005
Assets
Cash and Cash Equivalents	$47,168	$501,936
Restricted Cash	135,477	88,235
Receivables -
Residential Mortgage Loans Held for Sale	2,129,538	1,775,324
Construction Contracts	361,393	302,035
Trade, including Notes of $31,897 and $57,071	342,786	334,672
Inventories -
Housing Projects	8,433,994	6,234,005
Land Held for Development and Sale	394,438	205,190
Land Held Under Option Agreements Not Owned	817,881	456,917
Other	11,615	33,439
Investments -
Joint Ventures and Other	310,384	163,944
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	182,757	140,930
Other Assets -
Deferred Income Taxes	233,908	184,778
Goodwill	218,735	216,537
Deferred Charges and Other, net	234,763	193,761
Assets of Discontinued Operations	7,510,162	9,179,376

	$21,364,999	$20,011,079

Liabilities and Stockholders’ Equity
Accounts Payable	$992,836	$589,609
Accrued Liabilities	1,766,844	1,467,472
Debt -
Centex	3,982,193	3,107,917
Financial Services	2,077,215	1,695,855
Payables to (Receivables from) Affiliates	—	—
Liabilities of Discontinued Operations	7,001,793	8,411,948
Commitments and Contingencies
Minority Interests	532,460	457,521
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 122,103,713 and 127,729,275 Shares	34,132	33,327
Capital in Excess of Par Value	580,010	407,995
Unamortized Value of Deferred Compensation	—	(197)
Retained Earnings	5,251,325	3,982,306
Treasury Stock, at Cost; 14,424,807 and 5,577,686 Shares	(862,439)	(213,801)
Accumulated Other Comprehensive Income	8,630	71,127

Total Stockholders’ Equity	5,011,658	4,280,757

	$21,364,999	$20,011,079

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex*		Financial Services
March 31,		March 31,
2006	2005	2006	2005

$36,711	$490,308	$10,457	$11,628
70,824	53,339	64,653	34,896

—	—	2,129,538	1,775,324
361,393	302,035	—	—
298,912	292,630	43,874	42,042

8,433,994	6,234,005	—	—
394,438	205,190	—	—
817,881	456,917	—	—
5,361	27,133	6,254	6,306

310,384	163,944	—	—
655,266	572,290	—	—
160,611	116,487	22,146	24,443

217,446	161,055	16,462	23,723
206,998	204,800	11,737	11,737
212,617	172,100	22,146	21,661
—	677,260	7,510,162	8,502,116

$12,182,836	$10,129,493	$9,837,429	$10,453,876

$977,608	$569,100	$15,228	$20,509
1,680,090	1,381,488	86,754	85,984

3,982,193	3,107,917	—	—
—	—	2,077,215	1,695,855
—	—	(9,110)	(44,958)
—	334,072	7,001,793	8,077,876

531,287	456,159	1,173	1,362

—	—	—	—

34,132	33,327	1	1
580,010	407,995	275,467	275,467
—	(197)	—	—
5,251,325	3,982,306	380,206	333,568
(862,439)	(213,801)	—	—
8,630	71,127	8,702	8,212

5,011,658	4,280,757	664,376	617,248

$12,182,836	$10,129,493	$9,837,429	$10,453,876

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	For the Years Ended March 31,
	2006	2005	2004
Cash Flows – Operating Activities
Net Earnings	$1,289,313	$1,011,364	$827,686
Adjustments
Cumulative Effect of a Change in Accounting Principle	—	—	13,260
Depreciation and Amortization	63,069	58,259	77,777
Stock-based Compensation	68,743	49,100	30,349
Provision for Losses on Residential Mortgage Loans Held for Investment	94,319	98,801	79,503
Deferred Income Tax (Benefit) Provision	(127,699)	(6,537)	17,803
Distributions in Excess of Earnings (Undistributed Earnings) of Joint Ventures and Centex Development Company, L.P.	17,995	34,197	(50,518)
Undistributed Earnings of Unconsolidated Subsidiaries	—	—	—
Minority Interest, net of Taxes	(315)	(388)	(8,252)
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Increase in Restricted Cash	(34,802)	(67,485)	(130,686)
Increase in Receivables	(88,132)	(121,375)	(67,808)
(Increase) Decrease in Residential Mortgage Loans Held for Sale	(354,214)	44,281	927,151
Increase in Housing Projects and Land Held for Development and Sale	(2,447,399)	(1,928,261)	(1,203,547)
(Increase) Decrease in Other Inventories	(1,368)	47,837	464
Increase (Decrease) in Accounts Payable and Accrued Liabilities	635,713	421,227	212,122
(Increase) Decrease in Other Assets, net	(42,264)	(15,866)	(17,412)
Increase (Decrease) in Payables to Affiliates	—	—	—
Other	(6,098)	6,769	3,304

	(933,139)	(368,077)	711,196

Cash Flows – Investing Activities
Payments received on (Issuance of) Notes Receivable, net	25,174	(15,750)	13,231
Decrease (Increase) in Residential Mortgage Loans Held for Investment	952,449	(1,515,072)	(1,934,832)
Investment and Advances to Joint Ventures and Centex Development Company, L.P.	(372,937)	(223,857)	(60,226)
Distributions from Joint Ventures and Centex Development Company, L.P.	218,544	181,099	110,055
(Increase) Decrease in Investment and Advances to Unconsolidated Subsidiaries	—	—	—
Purchases of Property and Equipment, net	(92,234)	(43,313)	(53,758)
Proceeds from Dispositions	327,415	9,267	—
Other	(3,893)	(6,067)	(432)

	1,054,518	(1,613,693)	(1,925,962)

Cash Flows – Financing Activities
Increase (Decrease) in Short-term Debt, net	764,540	371,230	(1,083,468)
Centex
Issuance of Long-term Debt	972,028	1,034,509	404,998
Repayment of Long-term Debt	(343,322)	(217,324)	(164,073)
Financial Services
Issuance of Long-term Debt	2,008,372	3,764,701	5,334,407
Repayment of Long-term Debt	(3,366,188)	(2,709,105)	(3,432,323)
Proceeds from Stock Option Exercises	58,971	87,797	58,599
Purchases of common stock, net	(648,638)	(979)	(167,785)
Dividends Paid	(20,294)	(19,947)	(13,601)

	(574,531)	2,310,882	936,754

Effect of Exchange Rate on Cash	(1,479)	(5,385)	692
Net (Decrease) Increase in Cash and Cash Equivalents	(454,631)	323,727	(277,320)
Cash and Cash Equivalents at Beginning of Year (1)	502,586	178,859	456,179

Cash and Cash Equivalents at End of Year (2)	$47,955	$502,586	$178,859

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $650 and $8,216 as of March 31, 2005 and 2004, respectively.

(2)	Amount includes cash and cash equivalents of discontinued operations of $787 and $650 as of March 31, 2006 and 2005, respectively.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

Centex *			Financial Services
For the Years Ended March 31,			For the Years Ended March 31,
2006	2005	2004	2006	2005	2004

$1,289,313	$1,011,364	$827,686	$119,385	$126,078	$132,845

—	—	—	—	—	13,260
48,081	40,444	60,426	14,988	17,815	17,351
68,743	49,100	30,349	—	—	—
—	—	—	94,319	98,801	79,503
(55,196)	(67,223)	8,076	(72,503)	60,686	9,727

17,995	34,197	(50,518)	—	—	—
(46,638)	(77,078)	(58,345)	—	—	—
(126)	(215)	(8,051)	(189)	(173)	(201)

(17,485)	(2,899)	(42,091)	(17,317)	(64,586)	(88,595)
(88,073)	(101,871)	(54,366)	(59)	(19,504)	(13,442)
—	—	—	(354,214)	44,281	927,151
(2,447,399)	(1,928,261)	(1,203,547)	—	—	—
(1,420)	45,203	958	52	2,634	(494)
622,375	509,793	208,755	13,828	(64,676)	(12,022)
(51,364)	(28,561)	(33,886)	9,100	12,695	16,474
—	—	—	35,848	(60,619)	8,578
(6,098)	10,000	3,304	—	(3,231)	—

(667,292)	(506,007)	(311,250)	(156,762)	150,201	1,090,135

24,937	(15,426)	12,897	237	(324)	334
—	—	—	952,449	(1,515,072)	(1,934,832)

(372,937)	(223,857)	(60,226)	—	—	—
218,544	181,099	110,055	—	—	—
(36,338)	36,729	(68,189)	—	—	—
(80,595)	(23,294)	(38,935)	(11,639)	(20,019)	(14,823)
327,415	—	—	—	9,267	—
(3,893)	(6,067)	(18,432)	—	—	18,000

77,133	(50,816)	(62,830)	941,047	(1,526,148)	(1,931,321)

119,296	7,870	(25,257)	645,244	363,360	(1,058,211)

972,028	1,034,509	404,998	—	—	—

(343,322)	(217,324)	(164,073)	—	—	—
—	—	—	2,008,372	3,764,701	5,334,407
—	—	—	(3,366,188)	(2,709,105)	(3,432,323)
58,971	87,797	58,599	—	—	—
(648,638)	(979)	(167,785)	—	—	—
(20,294)	(19,947)	(13,601)	(72,747)	(49,000)	500

138,041	891,926	92,881	(785,319)	1,369,956	844,373

(1,479)	(5,385)	692	—	—	—
(453,597)	329,718	(280,507)	(1,034)	(5,991)	3,187
490,308	160,590	441,097	12,278	18,269	15,082

$36,711	$490,308	$160,590	$11,244	$12,278	$18,269

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

				Unamortized
			Capital in	Value of
	Common Stock		Excess of	Deferred
	Shares	Amount	Par Value	Compensation
Balance, March 31, 2003	121,672	$30,966	$83,228	$(2,398)
Issuance of Restricted Stock	128	32	(32)	—
Stock Compensation	—	—	28,362	1,987
Exercise of Stock Options, Including Tax Benefits	3,478	870	89,500	—
Cash Dividends	—	—	—	—
Spin-off of Subsidiaries	—	—	—	—
Purchases of Common Stock for Treasury	(3,418)	—	—	—
Exercise of Convertible Debenture	800	200	1,900	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Other Comprehensive Income Items	—	—	—	—
Comprehensive Income

Balance, March 31, 2004	122,660	32,068	202,958	(411)
Issuance of Restricted Stock	82	20	(20)	—
Stock Compensation	—	—	48,886	214
Exercise of Stock Options, Including Tax Benefits	4,952	1,239	157,932	—
Cash Dividends	—	—	—	—
Other Stock Transactions	35	—	(1,761)	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Comprehensive Income

Balance, March 31, 2005	127,729	33,327	407,995	(197)
Issuance of Restricted Stock	249	62	(62)	—
Stock Compensation	—	—	68,546	197
Exercise of Stock Options, Including Tax Benefits	2,970	743	115,690	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(9,250)	—	—	—
Other Stock Transactions	406	—	(12,159)	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Comprehensive Income

Balance, March 31, 2006	122,104	$34,132	$580,010	$—

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

		Accumulated
	Treasury	Other
Retained	Stock	Comprehensive
Earnings	at Cost	Income (Loss)	Total
$2,597,078	$(45,037)	$(5,991)	$2,657,846
—	—	—	—
—	—	—	30,349
—	—	—	90,370
(13,601)	—	—	(13,601)
(420,274)	—	—	(420,274)
—	(167,785)	—	(167,785)
—	—	—	2,100
827,686	—	—	827,686
—	—	5,706	5,706
—	—	36,864	36,864
—	—	964	964

			871,220

2,990,889	(212,822)	37,543	3,050,225
—	—	—	—
—	—	—	49,100
—	—	—	159,171
(19,947)	—	—	(19,947)
—	(979)	—	(2,740)
1,011,364	—	—	1,011,364
—	—	24,615	24,615
—	—	8,969	8,969

			1,044,948

3,982,306	(213,801)	71,127	4,280,757
—	—	—	—
—	—	—	68,743
—	—	—	116,433
(20,294)	—	—	(20,294)
—	(653,490)	—	(653,490)
—	4,852	—	(7,307)
1,289,313	—	—	1,289,313
—	—	263	263
—	—	(62,760)	(62,760)

			1,226,816

$5,251,325	$(862,439)	$8,630	$5,011,658

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(A) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (D), “Indebtedness” and Note (G), “Land Held Under Option Agreements Not Owned and Other Land Deposits.” All significant intercompany balances and transactions have been eliminated.
     Balance sheet and cash flow data is presented in the following categories:
•	Centex Corporation and Subsidiaries. This represents the consolidation of Centex, Financial Services and all of their consolidated subsidiaries, related companies and certain variable interest entities. The effects of transactions among related companies within the consolidated group have been eliminated.

•	Centex. This information is presented as supplemental information and represents the consolidation of all subsidiaries and certain variable interest entities other than those included in Financial Services, which are presented on an equity basis of accounting.

•	Financial Services. This information is presented as supplemental information and represents Centex Financial Services, its subsidiaries and related companies.
     At March 31, 2006, certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note (P), “Discontinued Operations.” Information in these Notes to Consolidated Financial Statements, unless otherwise noted, do not include the accounts of discontinued operations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
     Revenues from Home Building projects are recognized when homes are sold, profit is determinable, title passes to the buyer, and there are no significant outstanding obligations on the part of the buyer or seller. Revenues from land sales are recognized when payments of at least 20% of the total purchase price are received, the Company has no continuing obligations related to such land sold and the collection of any remaining receivables is reasonably assured.
     Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.
     Interest revenues on residential mortgage loans receivable are recognized as revenue using the interest (actuarial) method. Revenue accruals are suspended, except for revenue accruals related to insured mortgage loans, when the residential mortgage loan becomes contractually delinquent for 90 days or more. The accrual is resumed when the residential mortgage loan becomes less than 90 days contractually delinquent. At March 31, 2006 and 2005, residential mortgage loans, on which revenue was not being accrued, were approximately $19.0 million and $25.0 million, respectively.
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

Retainages of $101.1 million and $95.7 million included in construction contracts receivable and $98.6 million and $102.0 million included in accounts payable at March 31, 2006 and 2005, respectively, are generally receivable and payable within one year.
     Claims related to long-term construction contracts are recognized as revenue only after management has determined that the collection is probable and the amount can be reliably estimated. There are no claims included in revenues for the fiscal years ended March 31, 2006 and 2005 and 2004 (“fiscal year 2006,” “fiscal year 2005” and “fiscal year 2004”).
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
     The following table provides information on anti-dilutive options excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2006 and 2005 and 2004 (shares reflected in thousands).

	For the Years Ended March 31,
	2006	2005	2004
Average outstanding shares	1,515	1,160	1,089
Average option exercise price	57.37	45.23	35.49
Cash and Cash Equivalents
     Cash equivalents represent highly liquid investments with an original maturity of three months or less when purchased.
Restricted Cash
     Restricted cash primarily consists of: (1) cash restricted pursuant to insurance related regulatory and other requirements, (2) required cash balances for Harwood Street Funding I, LLC (“HSF-I”), (3) other structured finance arrangements, and (4) customer deposits that are temporarily restricted in accordance with regulatory requirements.
Residential Mortgage Loans
     Residential mortgage loans held for sale represent mortgage loans originated by CTX Mortgage Company, LLC, which have been sold to and currently held by HSF-I or which will be sold to third parties. The carrying value of loans designated as hedged is adjusted for changes in the fair value to the extent the hedge is deemed effective. Unhedged loans or loans hedged ineffectively are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current market conditions. Substantially all of the mortgage loans are delivered to third-party purchasers within three months after origination. These loans are subject to hedge instruments during the time they are held in inventory. Substantially all of the mortgage loans are pledged as collateral for secured financings.
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
     Although CTX Mortgage Company, LLC considers the loan origination reserve reflected in the Consolidated Balance Sheets at March 31, 2006 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
Trade Accounts and Notes Receivable
     Trade accounts receivable primarily consist of accrued interest, closed unfunded home sales receivables, insurance claims receivable and trade sales related to the Company’s Financial Services and Home Building segments and are net of an allowance for doubtful accounts. Notes receivable at March 31, 2006 are collectible primarily over five years with $29.4 million being due within one year. The weighted-average interest rate on notes receivable at March 31, 2006 was 4.5%.
Inventory, Capitalization and Segment Expenses
     Housing projects are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. The relief of capitalized costs is included in the Home Building costs and expenses in the Statements of Consolidated Earnings when related revenues are recognized. A summary of Housing Projects is provided below:

	As of March 31,
	2006	2005
Direct Construction	$3,218,138	$2,246,301
Land Under Development	5,215,856	3,987,704

Housing Projects	$8,433,994	$6,234,005

     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses include all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each home paid to third parties. Land acquisition, land development and home construction costs do not include employee related compensation and benefit costs. The specific construction and allocated land costs of each home are included in direct construction. Direct construction also includes amounts paid through the closing date of the home for construction materials and subcontractor costs, plus an accrual for estimated costs incurred but not yet paid, based on an analysis of budgeted construction costs. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project. Land acquisition and land development costs are included in land under development. Land acquisition and development costs are estimated based on the total costs expected in a project.
     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs, and land that will not begin development in the next two years. To the extent the Company determines that it will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales. During the year ended March 31, 2006, $37.6 million of land was written-off. Included in the cost of land sales and other were write-offs of option deposits and pre-acquisition costs that were classified as land held for development and sale and the write-off of development costs for neighborhoods where all or substantially all homes had already been closed.
     General operating expenses associated with each segment of business are expensed when incurred and are included in the appropriate business segment.
Land Held Under Option Agreements Not Owned
     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. Land option deposits related to these options are also reclassified to land held under option agreements not owned. To the extent we do not exercise our option to purchase such land, the amount of the land option deposit, any letters of credit, as well as development costs incurred to date, represent our maximum exposure to loss except in certain circumstances, which would not be material.
     The Company has evaluated those entities with which the Company entered into land option agreements in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”). The provisions of FIN 46 require the Company to consolidate the financial results of a variable interest entity if the Company is the primary beneficiary of the variable interest entity. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns.
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
     In addition to land held under option agreements recorded pursuant to the provisions of FIN 46, to the extent the Company’s land option deposit exceeds certain thresholds, the Company recognizes the option arrangement by recording land at the total option purchase price and related obligation in accrued liabilities.
Investments in Joint Ventures
     The Company is a participant in certain joint ventures with interests ranging from 15.3% to 67.0%. Investments in joint ventures in which the Company’s interest exceeds 50% have been consolidated. The equity method of accounting is used for joint ventures over which the Company has significant influence but not control; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%. In determining whether the Company has control over its joint ventures, the Company also considers Emerging Issues Task Force (“EITF”) Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership whereby the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5.
     The Company defers recognition of intercompany profits and losses until realized in a third party transaction. For the years ended March 31, 2006, 2005 and 2004, our home building operations deferred $26.9 million, $23.5 million and $11.5 million, respectively, related to profits associated with the Company’s land purchases from joint ventures.
     Prior to March 2004, the Company maintained an investment in Centex Development Company, L.P. and subsidiaries (the “Partnership”), accounted for under the equity method of accounting. In February 2004, we acquired the Partnership through merger. Subsequent to the merger, we have consolidated the Partnership. See Note (E), “Merger of 3333 Holding Corporation and Subsidiary and Centex Development Company, L.P. and Subsidiaries,” for additional information regarding the Partnership.
     The earnings or losses of the Company’s investment in the Partnership and joint ventures are included in the appropriate business segment.

Property and Equipment, net
     Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for Buildings and Improvements typically range from 20 to 40 years; depreciable lives for Machinery, Equipment and Other typically range from two to ten years. Major renewals and improvements are capitalized and depreciated. Leasehold improvements are depreciated over the shorter of the estimated useful life or the life of the respective lease. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.
Impairment of Long-Lived Assets
     The Company assesses housing projects, land held for development and sale and property and equipment for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in fiscal years 2006, 2005 or 2004. See Note (A), “Significant Accounting Policies,” under the caption, “Inventory, Capitalization and Segment Expenses” for a discussion of inventory related write-offs.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. The Company had no impairment of goodwill in fiscal years 2006, 2005 or 2004. See further discussion of goodwill at Note (C), “Goodwill.”
Deferred Charges and Other
     Deferred charges and other are primarily composed of prepaid expenses, deposits, financing costs, investments, acquisition intangibles, and interest rate lock commitments.
Advertising Costs
     Advertising costs are expensed as incurred. Advertising costs for fiscal years 2006, 2005 and 2004 were $115.2 million, $86.5 million and $71.0 million, respectively.
Off-Balance Sheet Obligations
     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to facilitate homebuilding activities. Further discussion regarding these transactions can be found in Note (F), “Commitments and Contingencies.”
Insurance Accruals
     We have certain deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. The Company periodically assesses the adequacy of its insurance accruals and adjusts the amounts as necessary. Although we consider the insurance accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Expenses associated with insurance claims up to our deductible limits were $73.6 million, $51.3 million and $41.7 million for fiscal years 2006, 2005 and 2004, respectively. As of March 31, 2006 and 2005, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $166.0 million and $117.8 million, respectively.
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
     On January 30, 2004, the Company modified all of its outstanding stock options and stock units in order to keep the holders in the same economic position as before the spin-off of Centex Construction Products, Inc. (“Construction Products”). This adjustment was a modification, which resulted in a reduction of the option exercise price and an increase in the number of shares covered by the options or stock units under the provisions of SFAS No. 123 and, accordingly, compensation expense of $12.2 million was expensed over the remaining vesting periods. The $12.2 million in compensation expense represented the unamortized grant date Black-Scholes fair value of unvested options as of January 30, 2004. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25. In December 2004, the FASB issued a revision to SFAS No. 123.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) entitled “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective transition method. Accordingly, prior periods have not been restated. The adoption of SFAS 123R was not significant and had no effect on basic and diluted earnings per share for the three months ended March 31, 2006.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $18.8 million of excess tax benefits as financing cash inflows for the three months ended March 31, 2006.
     The following information represents the Company’s annual grants of stock-based compensation to employees or directors (in thousands):

		Number of
Month/		Shares	Fair Value
Year of Grant	Grant Type	Granted	of Grant
May 2003	Stock Options	3,141.3	$35,145.6
May 2004	Stock Options	1,820.2	$31,344.4
May 2005	Stock Options	1,716.2	$39,301.2

May 2003	Stock Units	867.4	$27,615.3
May 2004	Stock Units	601.0	$27,190.8
May 2005	Stock Units	556.6	$31,926.9

May/July 2003	Restricted Stock	124.9	$4,439.1
May/July 2004	Restricted Stock	80.9	$3,633.7
May/July 2005	Restricted Stock	249.4	$14,551.1
     Stock units and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model, and is recognized as compensation over the vesting period.

     The following pro forma information reflects the Company’s net earnings and earnings per share as if compensation cost for all stock option plans and other equity-based compensation programs had been determined based upon the fair value at the date of grant for awards outstanding in fiscal years 2006, 2005 and 2004, consistent with the provisions of SFAS No. 123.

	For the Years Ended March 31,
	2006	2005	2004
Net Earnings — as Reported	$1,289,313	$1,011,364	$827,686
Stock-Based Employee Compensation Included in Reported Net Income, net of Related Tax Effects	44,683	31,902	19,727
Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method, net of Related Tax Effects	(44,683)	(31,902)	(31,580)

Pro Forma Net Earnings	$1,289,313	$1,011,364	$815,833

Earnings Per Share:
Basic — as Reported	$10.16	$8.08	$6.70
Basic — Pro Forma	$10.16	$8.08	$6.61
Diluted — as Reported	$9.71	$7.64	$6.40
Diluted — Pro Forma	$9.71	$7.64	$6.29
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

	For the Years Ended March 31,
	2006	2005	2004
Total Interest Incurred	$305,217	$225,613	$176,456
Less — Interest Capitalized	(227,246)	(174,116)	(114,997)
Financial Services Interest Expense	(65,904)	(32,149)	(21,925)

Interest Expense, net	$12,067	$19,348	$39,534

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$169,887	$131,937	$89,144

Statements of Consolidated Cash Flows — Supplemental Disclosures
     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidating Cash Flows have not been restated for discontinued operations. For further information on Home Equity and the sale of our international homebuilding operations, see Note (P), “Discontinued Operations.” As a result, all international homebuilding cash flows are included with the Centex cash flows and all Home Equity cash flows are included with the Financial Services cash flows.

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Years Ended March 31,
	2006	2005	2004
Cash Paid for Interest	$656,525	$460,012	$362,167

Net Cash Paid for Taxes	$772,153	$366,411	$356,853

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

     Effective July 1, 2003, the Company consolidated HSF-I pursuant to the provisions of FIN 46, as discussed in Note (D), “Indebtedness.” As of July 1, 2003, the cumulative effect of a change in accounting principle recorded was $13.3 million, net of tax. As of July 1, 2003, assets and liabilities consolidated were as follows:

Cash and Cash Equivalents	$18,000
Residential Mortgage Loans Held for Sale	2,443,428
Other Assets	(36,100)
Accounts Payable	20,910
Financial Services Debt	(2,459,498)

Cumulative Effect of a Change in Accounting Principle	$(13,260)

     As explained in Note (G), “Land Held Under Option Agreements not Owned and Other Land Deposits” pursuant to the provisions of FIN 46, as of March 31, 2006 and 2005, the Company consolidated $653.3 million and $415.4 million, respectively, of lot option agreements and recorded $89.1 million and $41.5 million, respectively, of deposits related to these options as land held under option agreements not owned. In addition, the Company recorded $75.5 million as of March 31, 2006, of lot option agreements for which the Company’s deposits exceeded certain thresholds.
Recent Accounting Pronouncements
     In December 2004, the FASB issued a revision to SFAS No. 123, SFAS 123R. Share-based payments are transactions in which an enterprise receives employee services in exchange for (1) equity instruments of the enterprise or (2) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS 123R supersedes APB No. 25 and is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006, and it did not have a material impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the period or periods during which the amounts are deductible on the tax return. The new tax deduction for qualified production activities was effective for the Company’s fiscal year ended March 31, 2006. For further information on this deduction, see Note (J), “Income Taxes.”
Reclassifications
     Certain prior year balances have been reclassified to conform to the fiscal year 2006 presentation, including reclassification of distribution of earnings from joint ventures to cash flows from operating activities and reclassifications of discontinued operations.
(B) PROPERTY AND EQUIPMENT
     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,
	2006	2005
Land, Buildings and Improvements	$120,279	$87,432
Machinery, Equipment and Other	242,519	225,261

	362,798	312,693
Accumulated Depreciation and Amortization	(180,041)	(171,763)

	$182,757	$140,930

     The Company had depreciation and amortization expense related to property and equipment of $44.6 million, $40.9 million, and $40.4 million for fiscal years 2006, 2005, and 2004, respectively.
(C) GOODWILL
     A summary of changes in goodwill by segment for the years ended March 31, 2006 and 2005 are presented below:

	Home	Financial	Construction
	Building	Services	Services	Other	Total
Balance as of March 31, 2004	$123,011	$16,602	$1,007	$78,042	$218,662
Goodwill Acquired	—	—	—	4,402	4,402
Goodwill Disposed	—	(4,865)	—	—	(4,865)
Other	(1,510)	—	—	(152)	(1,662)

Balance as of March 31, 2005	121,501	11,737	1,007	82,292	216,537
Goodwill Acquired	—	—	—	2,198	2,198

Balance as of March 31, 2006	$121,501	$11,737	$1,007	$84,490	$218,735

     Goodwill for the Other segment at March 31, 2006 and 2005 is related to the Company’s home services operations.

(D) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at March 31 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries and certain debt of variable interest entities other than those included in Financial Services.

	March 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$127,166	5.09%	$7,870	1.72%

Financial Services
Financial Institutions	324,986	5.00%	190,779	3.12%
Harwood Street Funding I, LLC Term Notes	—	—	250,000	2.90%
Harwood Street Funding I, LLC Secured Liquidity Notes	1,692,229	4.84%	1,195,076	2.89%

Consolidated Short-term Debt	2,144,381		1,643,725

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	358,000	6.01%	398,000	4.59%
Senior Notes, due through 2016	3,208,762	5.79%	2,458,547	6.32%
Other Indebtedness, due through 2015	188,346	9.17%	43,670	5.57%
Subordinated Debt:
Subordinated Debentures, due in 2007	99,919	8.75%	99,838	8.75%
Subordinated Debentures, due in 2006	—	—	99,992	7.38%

	3,855,027		3,100,047

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, due through 2010	60,000	6.83%	60,000	4.87%

Consolidated Long-term Debt	3,915,027		3,160,047

Total Debt	$6,059,408		$4,803,772

     Centex’s short-term debt as of March 31, 2006 consisted of commercial paper of $125.0 million and land and land related acquisition notes of $2.2 million. Centex’s short-term debt as of March 31, 2005 consisted of $7.9 million in land acquisition notes. Other indebtedness includes $161.2 million of debt at a weighted-average rate of approximately 9.73% held by variable interest entities, for which the Company has determined it is the primary beneficiary and which has been consolidated pursuant to FIN 46. Variable interest entities’ debt does not have recourse to the Company, and the consolidation of this debt has not changed the Company’s debt ratings. The Company does not guarantee the payment of any variable interest entities’ debt.

     The weighted-average interest rates for short-term and long-term debt during the years ended March 31, 2006, 2005, and 2004 were:

	For the Years Ended March 31,
	2006	2005	2004
Short-term Debt

Centex	4.23%	2.05%	1.26%
Financial Services	4.04%	1.95%	1.25%

Long-term Debt:

Centex
Medium-term Note Programs (1)	5.54%	5.41%	5.30%
Senior Notes	5.90%	6.47%	6.87%
Other Indebtedness	5.44%	5.22%	3.62%
Subordinated Debentures	8.56%	8.06%	8.06%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	5.85%	3.58%	2.56%

(1)	Interest rates include the effects of an interest rate swap agreement.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total
2007	$292,465	$—	$292,465
2008	629,673	—	629,673
2009	208,650	—	208,650
2010	225,073	60,000	285,073
2011	700,066	—	700,066
Thereafter	1,799,100	—	1,799,100

	$3,855,027	$60,000	$3,915,027

     Under Centex Corporation’s bank credit facilities, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At March 31, 2006, the Company was in compliance with all of these covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of March 31, 2006 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,000,000	$875,000
Letters of Credit	500,000	111,680

	1,500,000	986,680	(1) (2)
Unsecured Credit Facilities	350,000	350,000	(3)

	1,850,000	1,336,680
Financial Services
Secured Credit Facilities	940,000	560,023	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,244,000

	3,940,000	1,804,023
Discontinued Operations
Mortgage Servicer Advance Facility	100,000	17,653	(5)
Harwood Street Funding II, LLC Facility	4,000,000	2,917,134	(6)

	4,100,000	2,934,787

	$9,890,000	$6,075,490	(7)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $900 million commercial paper program and provides $500 million of letter of credit capacity. As of March 31, 2006, the $900 million commercial paper program had $125 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains $350 million unsecured, uncommitted credit facilities.

(4)	CTX Mortgage Company, LLC and Centex Home Equity, LLC and its related companies share in a $300 million secured, committed credit facility to finance mortgage inventory. The available capacity reflects $55 million of outstanding debt for Centex Home Equity, LLC and its related companies which is included in liabilities from discontinued operations in the Consolidated Balance Sheets. CTX Mortgage Company, LLC also maintains $640 million of secured, committed mortgage warehouse facilities to finance mortgages.

(5)	Under this facility, Centex Home Equity, LLC and its related companies are permitted to securitize their mortgage servicer advances in an amount up to $100 million with a final maturity of May 2011. This facility has no recourse to Centex Corporation.

(6)	As part of the planned sale of Home Equity, on the closing date of the sale, the purchaser will purchase all of the mortgage loans held by Harwood Street Funding II, LLC (“HSF-II”). The change in control of Home Equity will terminate HSF-II’s commitment to purchase new loans from Home Equity and permit the orderly liquidation of HSF-II.

(7)	The amount of available capacity for continuing operations consists of $2,790.7 million of committed capacity and $350.0 million of uncommitted capacity as of March 31, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lenders under these facilities would elect to make advances if and when requested to do so.
CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originates to HSF-I, pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC

may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At March 31, 2006, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of March 31, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to eliminate credit risks associated with mortgage warehousing.
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
     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Financial Services executes the forward sales of CTX Mortgage Company, LLC’s mortgage loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (L), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $11.8 billion and $9.33 billion of mortgage loans to investors during the years ended March 31, 2006 and 2005, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $164.8 million, $141.7 million and $245.9 million for the years ended March 31, 2006, 2005 and 2004, respectively.
     In the event Financial Services is unable to finance its inventory of loans through HSF-I, it would draw on other existing credit facilities. In addition, Financial Services would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that Financial Services could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.
(E)	MERGER OF 3333 HOLDING CORPORATION AND SUBSIDIARY AND CENTEX DEVELOPMENT COMPANY, L.P. AND SUBSIDIARIES
     Prior to February 2004, the common stock of 3333 Holding Corporation (“Holding”) and warrants to purchase limited partnership interests in Centex Development Company, L.P. (“the Partnership”) were traded in tandem with our common stock. The Company held an ownership interest in the Partnership, which was reported on the equity method of accounting.
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
(F)	COMMITMENTS AND CONTINGENCIES
     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land related activities typically require substantial capital, and partnering with other developers and, to a lesser extent, financial partners allows Home Building to share the risks and rewards of ownership and to provide broader strategic advantages.
     A summary of the Company’s Home Building joint ventures is presented below:

	As of March 31,
	2006	2005
Number of Joint Ventures	52	41

Investment in Joint Ventures	$307,779	$160,871

Total Joint Venture Debt	$1,053,201	$426,335

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$388,428	$160,061

Based on Limited Debt Recourse Provisions:
Limited Maintenance Guarantee (1) (2)	$228,603	$132,078
Repayment Guarantee (2) (3)	8,136	7,751

Total Limited Debt Recourse	$236,739	$139,829

(1)	The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. The Company could be requested to contribute additional capital to these joint ventures to the extent the loan to value ratio falls below the specified ratio. The Company has not been requested to perform under a limited maintenance guarantee, and it does not anticipate that any capital contributions will be made in future periods under these guarantees.

(2)	These amounts represent the Company’s maximum exposure based on the joint ventures’ debt at each respective date.

(3)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.

     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Certain joint venture agreements require the Company to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, the Company would be liable for incremental costs to complete development. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities with respect to the project for most joint ventures, and most guarantee arrangements require that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. The Company has not been requested to perform under any of these guarantees, and it does not anticipate that any capital contributions will be made in future periods related to such arrangements.
     The Company also has investments in joint ventures related to its Construction Services and Other segments totaling $2,605 and $3,073 as of March 31, 2006 and 2005, respectively.
     In the normal course of business, the Company issues letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option purchase agreements of the Home Building segment and under various insurance programs. The Company does not believe that any outstanding letters of credit or bonds will be drawn upon.
     A summary of the Company’s outstanding letters of credit and surety bonds as of March 31, 2006 is presented below (dollars in millions):

	Letters of Credit	Surety Bonds
Home Building	$258.5	$1,342.0	(1)
Financial Services	0.7	9.9
Construction Services	37.3	4,391.2	(2)
Other	92.2	0.1
Discontinued Operations	—	7.5

	$388.7	$5,750.7

(1)	The Company estimates that $731.4 million of work remains to be performed on these projects.

(2)	The Company estimates that $2,256.4 million of work remains to be performed on these projects.
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
     Home Building offers a ten-year limited warranty for most homes constructed and sold in the United States. The warranty covers defects in materials or workmanship in the first two years of the customer’s ownership of the home and certain designated components or structural elements of the home in the third through tenth years. Prior to April 1, 2004, Home Building’s warranties for non-structural defects in materials or workmanship covered the first year. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Home Building’s contractual warranty liability at March 31 are as follows:

	As of March 31,
	2006	2005
Balance at Beginning of Period	$34,961	$16,683
Warranties Issued	53,036	49,348
Settlements Made	(40,173)	(31,070)
Change in Liability of Pre-Existing Warranties, Including Expirations	(625)	—

Balance at End of Period	$47,199	$34,961

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve at March 31 are as follows:

	As of March 31,
	2006	2005
Balance at Beginning of Period	$18,803	$25,045
Provisions for Losses	2,618	557
Settlements	(2,921)	(6,799)

Balance at End of Period	$18,500	$18,803

     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. In any settlement, the Justice Department will want Centex to pay civil penalties and sign a consent decree affecting Centex’s storm water pollution prevention practices at construction sites.
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
     In December 2004, certain present and former employees of Centex Home Equity Company, LLC commenced a collective action lawsuit in the United States District Court for Northern District of Georgia. In this litigation, plaintiffs seek to recover unpaid overtime compensation under the Fair Labor Standards Act. This lawsuit is currently in its preliminary stages, and the Company intends to vigorously defend against the claims asserted by the plaintiffs. As discussed elsewhere in this report, the Company has signed a definitive agreement to sell Home Equity to an unrelated third party. If the proposed sale of Home Equity is consummated, the Company has agreed to indemnify the purchaser against all losses and expenses arising out of this lawsuit in excess of the amount of the reserves therefor established on the books of Home Equity at the time of the closing of the sale transaction.
     The Company does not believe that the above matters will have a material impact on the Company’s consolidated results of operations or financial position.

     In the normal course of its business, the Company and/or its subsidiaries are named as defendants in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.
     The Company leases certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2007 — $66.7 million; 2008 - $59.7 million; 2009 — $50.6 million; 2010 — $42.8 million; 2011 — $30.7 million and thereafter - $44.3 million.
     Rental expense for the years ended March 31, 2006, 2005 and 2004 was $76.3 million, $49.6 million and $46.7 million, respectively.
(G)	LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS
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
     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain land option agreements at March 31, 2006. As a result, the Company recorded $653.3 million and $415.4 million of land as inventory under the caption land held under option agreements not owned, with a corresponding increase to minority interests as of March 31, 2006 and 2005, respectively. The following table summarizes the Company’s investment in land option agreements and their total purchase price/dollars in millions:

	As of March 31,	As of March 31,
	2006	2005
Cash Deposits included in:
Land Held for Development and Sale	$246.2	$141.9
Land Held Under Option Agreements Not Owned	89.1	41.5

Total Cash Deposits in Inventory	335.3	183.4
Letters of Credit	29.0	40.4

Total Invested through Deposits or Secured with Letters of Credit	$364.3	$223.8

Total Purchase Price of Land Option Agreements	$9,930.2	$7,340.5

     In addition, the Company recorded $75.5 million as of March 31, 2006, of lot option agreements for which the Company’s deposits exceeded certain thresholds.
(H)	COMPREHENSIVE INCOME
     Comprehensive income is summarized below:

	For the Years Ended March 31,
	2006	2005	2004
Net Earnings	$1,289,313	$1,011,364	$827,686
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain on Hedging Instruments	263	24,615	5,706
Foreign Currency Translation Adjustments	(14,406)	8,969	36,864
Foreign Currency Gain Reclassified to Net Earnings	(48,354)	—	—
Other	—	—	964

Comprehensive Income	$1,226,816	$1,044,948	$871,220

     The unrealized gain on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments in place as of March 31, 2006 is discussed in detail in Note (L), “Derivatives and Hedging.” Unrealized gain on hedging instruments also includes other comprehensive loss of $4,370 related to terminated hedges executed in connection with the anticipated issuance of fixed-rate debt. This other comprehensive loss will be recognized in earnings over the remaining term of the respective fixed-rate debt. Accumulated other comprehensive income associated with Home Equity as of the date of disposition will be reclassified into earnings. The foreign currency translation adjustments were reclassified to earnings from discontinued operations in connection with the sale of the Company’s international homebuilding operations. Other consists of the unrealized gain on investments, which represents mark to market adjustments to securities available for sale by the Company.
     The components of accumulated other comprehensive income are as follows:

	As of March 31, 2006
	Before Tax		Net-of-Tax
	Amount	Tax Expense	Amount
Unrealized Gain on Hedging Instruments	$14,060	$(5,358)	$8,702
Foreign Currency Translation Adjustments	(72)	—	(72)

Accumulated Other Comprehensive Income	$13,988	$(5,358)	$8,630

(I)	BUSINESS SEGMENTS
     As of March 31, 2006, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.
     For the year ended March 31, 2006, intersegment revenues and cost of sales are included in the results of operations for the individual segments but have been eliminated in consolidation. Intersegment eliminations include the elimination of Construction Services’ revenues earned and costs and expenses incurred on multi-unit residential vertical construction with our Home Building business segment. For the years ended March 31, 2005 and 2004, intersegment revenues and cost of sales were nominal.
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
Home Building
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.
     In September 2005, the Company sold all of its international homebuilding operations, which had previously been included in the Home Building segment, to a third party for cash. In December 2005, the sales price was adjusted based upon international homebuilding operations’ net asset value as defined in the sale and purchase agreement as of the closing date. Cash proceeds received upon the sale were $318.7 million, which resulted in a net loss on the disposition of $9.2 million after taxes. As a result of the sale, the operating results of the international homebuilding operations for the years ended March 31, 2006, 2005 and 2004 have been reclassified to discontinued operations in the Statements of Consolidated Earnings and all related assets and liabilities have been disclosed separately on the consolidated balance sheets. See Note (P), “Discontinued Operations,” for additional information.
Financial Services
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $104.1 million, $81.7 million and $69.4 million in fiscal years 2006, 2005 and 2004, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.

     On March 30, 2006, the Company announced that it signed a definitive agreement to sell Centex Home Equity Company, LLC and its related companies (“Home Equity”) to an unrelated third party. As a result, Home Equity is now reflected as a discontinued operation in our financial statements. However, the sale of Home Equity is subject to certain conditions, including regulatory approvals from state financial services or other regulatory authorities. The purchase price to be received in connection with the sale of Home Equity will consist of payments based on the book value of Home Equity, plus a premium to be calculated in accordance with an agreed upon formula.
Construction Services
     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, military housing, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $9.7 million, $6.8 million and $4.9 million for fiscal years 2006, 2005 and 2004, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.
Other
     The Company’s Other segment includes corporate general and administrative expenses and interest expense. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting. In June 2003, the Company spun off tax-free substantially all of its manufactured housing operations, which had previously been included in the Other segment. All manufactured housing operations are reflected as a discontinued operation and not included in the segment information below.
     The following are included in Other in the tables below (dollars in millions):

	For the Years Ended March 31,
	2006	2005	2004
Operating Loss from Home Services Operations	$(7.5)	$(15.8)	$(2.3)
Operating Earnings from Investment Real Estate Operations	1.7	21.4	44.8
Corporate General and Administrative Expense	(100.1)	(82.9)	(105.6)
Interest Expense	(12.1)	(19.3)	(39.5)

	$(118.0)	$(96.6)	$(102.6)

	For the Year Ended March 31, 2006
	(Dollars in millions)
	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total
Revenues	$12,272.2	$462.3	$1,606.6	$117.4	$(58.8)	$14,399.7
Cost of Sales	(8,755.9)	(65.9)	(1,498.1)	(58.9)	55.2	(10,323.6)
Selling, General and Administrative Expenses	(1,696.5)	(311.9)	(82.2)	(176.5)	—	(2,267.1)
Earnings from Unconsolidated Entities	86.0	—	0.5	—	—	86.5

Earnings (Loss) from Continuing Operations Before Income Tax	$1,905.8	$84.5	$26.8	$(118.0)	$(3.6)	$1,895.5

Segment Assets	$10,818.2	$2,327.3	$392.6	$316.7		$13,854.8
Capital Expenditures	$91.3	$8.1	$1.0	$4.0		$104.4

Depreciation and Amortization	$32.4	$7.4	$1.9	$13.8		$55.5

     Depreciation and amortization and capital expenditures for discontinued operations were $7.6 million and $6.8 million for the fiscal year ended March 31, 2006, respectively.

	For the Year Ended March 31, 2005
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$9,359.7	$421.7	$1,738.6	$152.9	$11,672.9
Cost of Sales	(6,748.1)	(32.2)	(1,646.9)	(79.2)	(8,506.4)
Selling, General and Administrative Expenses	(1,301.6)	(293.5)	(70.1)	(170.3)	(1,835.5)
Earnings from Unconsolidated Entities	68.8	—	1.9	—	70.7

Earnings (Loss) from Continuing Operations Before Income Tax	$1,378.8	$96.0	$23.5	$(96.6)	$1,401.7

Segment Assets	$7,771.3	$1,951.8	$340.6	$768.0	$10,831.7
Capital Expenditures	$32.7	$8.1	$1.6	$4.0	$46.4

Depreciation and Amortization	$26.0	$10.8	$1.9	$12.6	$51.3
     Depreciation and amortization and capital expenditures for discontinued operations were $7.0 million and $15.6 million for the fiscal year ended March 31, 2005, respectively.

	For the Year Ended March 31, 2004
	(Dollars in millions)
	Home	Financial	Construction
	Building	Services	Services	Other	Total
Revenues	$7,519.0	$521.2	$1,596.3	$119.7	$9,756.2
Cost of Sales	(5,544.3)	(21.9)	(1,521.9)	(37.8)	(7,125.9)
Selling, General and Administrative Expenses	(1,038.8)	(333.5)	(60.1)	(199.0)	(1,631.4)
Earnings from Unconsolidated Entities	30.0	—	2.1	14.5	46.6

Earnings (Loss) from Continuing Operations Before Income Tax	$965.9	$165.8	$16.4	$(102.6)	$1,045.5

Segment Assets	$5,633.4	$2,014.7	$341.5	$455.5	$8,445.1
Capital Expenditures	$33.4	$10.6	$2.0	$4.0	$50.0

Depreciation and Amortization	$24.2	$12.0	$1.9	$6.1	$44.2
     Depreciation and amortization and capital expenditures for discontinued operations were $33.6 million and $6.1 million for the fiscal year ended March 31, 2004, respectively.

     The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

	For the Years Ended March 31,
	2006	2005	2004
Segment Assets	$13,854.8	$10,831.7	$8,445.1
Assets from Discontinued Operations	7,510.2	9,179.4	7,632.2

Total Consolidated Assets	$21,365.0	$20,011.1	$16,077.3

(J)	INCOME TAXES
     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2006	2005	2004
Current Provision
Federal	$622,895	$493,351	$277,252
State	98,949	81,674	43,084

	721,844	575,025	320,336

Deferred Provision (Benefit)
Federal	(35,390)	(48,985)	(2,836)
State	(11,982)	(23,927)	24,608

	(47,372)	(72,912)	21,772

Provision for Income Taxes	$674,472	$502,113	$342,108

     The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,
	2006	2005	2004
Earnings from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	$1,895,493	$1,401,655	$1,045,458

Income Taxes at Statutory Rate	$663,423	$490,579	$365,910
Increases (Decreases) in Tax Resulting from — State Income Taxes, net	56,025	37,063	40,393
Qualified Production Activities Deduction	(17,990)	—	—
U.S. Government Tax Refund	(28,101)	—	—
Change in Valuation Allowance	—	(39,278)	(54,353)
Other	1,115	13,749	(9,842)

Provision for Income Taxes	$674,472	$502,113	$342,108

Effective Tax Rate	36%	36%	33%

     Components of deferred income taxes are as follows:

	March 31,
	2006	2005
Deferred Tax Assets
Deferred Compensation	$63,542	$37,118
Net Operating Loss Carryforwards	504	1,289
Uniform Capitalization for Tax Reporting	162,823	104,939
Accrued Liabilities	134,447	147,352
Partnership Reporting Differences	19,173	14,205
All Other	4,169	8,155

Total Deferred Tax Assets	384,658	313,058

Deferred Tax Liabilities
Excess Tax Depreciation and Amortization	15,697	19,208
Interest and Real Estate Taxes Expensed as Incurred	102,881	73,994
Installment Sale Reporting	3,820	6,389
Percentage of Completion Reporting	23,863	21,780
All Other	4,489	6,909

Total Deferred Tax Liabilities	150,750	128,280

Net Deferred Tax Assets	$233,908	$184,778

(K)	CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS
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

Stock Options
     Stock options granted under the Amended and Restated Centex Corporation 2003 Equity Incentive Plan (the “2003 Plan”), the Amended and Restated Centex Corporation 2001 Stock Plan (the “2001 Plan”) and the Tenth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the “1998 Plan”) may not be granted at less than fair market value. The 1998 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the grant of nonqualified stock options to employees of the Company and its affiliates, other than officers and directors of the Company. The exercise price of any option granted under the 1998 Plan must be paid in cash upon exercise (including pursuant to a cashless exercise), or by means of tendering previously owned shares of common stock or shares issued pursuant to a grant (including pursuant to a net exercise).
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
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) entitled “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective transition method. Accordingly, prior periods have not been restated. The adoption of SFAS 123R was not significant and had no effect on basic and diluted earnings per share for the three months ended March 31, 2006.
     A summary of the activity of the stock option plans as of March 31, 2006, and changes during the year then ended is presented below:

	For the Year Ended March 31, 2006
			Weighted-
		Weighted	Average
		-Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
Options Outstanding, Beginning of Year	14,042,776	$23.22
Options Granted at Fair Market Value	1,716,209	$57.36
Options Issued as Part of Modification	—	$—
Options Exercised	(3,290,472)	$20.59
Options Cancelled	(107,457)	$42.04

Options Outstanding, End of Year	12,361,056	$28.49	3.7	$414,095.4

Options Exercisable, End of Year	10,620,005	$24.57	3.4	$397,400.6

Shares Available for Future Stock Option Grants, End of Year	4,035,310

Weighted-Average Fair Value of Options Granted During the Year	$22.90

     A summary of the activity of the stock option plans for the years ended March 31, 2005 and 2004 is presented below:

	For the Years Ended March 31,
	2005		2004
	Number		Number
	of	Weighted-Average	of	Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Options Outstanding, Beginning of Year	17,197,357	$19.09	16,210,186	$17.66
Options Granted at Fair Market Value	1,828,230	$45.30	2,855,480	$35.51
Options Issued as Part of Modification	—	$—	1,737,528	$—
Options Exercised	(4,952,134)	$17.00	(3,480,371)	$16.25
Options Cancelled	(30,677)	$28.17	(125,466)	$22.73

Options Outstanding, End of Year	14,042,776	$23.22	17,197,357	$19.09

Options Exercisable, End of Year	11,121,137		11,614,372

Shares Available for Future Stock Option Grants, End of Year	6,365,554		8,808,656

Weighted-Average Fair Value of Options Granted During the Year	$17.25		$12.43
     The total intrinsic value of options exercised during the years ended March 31, 2006, 2005 and 2004 was $163.0 million, $192.2 million and $92.1 million, respectively.
     A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the year ended March 31, 2006 is presented below:

	As of March 31, 2006
		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at March 31, 2005	874,516	$37.72
Granted	806,007	57.66
Vested	(783,717)	39.61
Forfeited	(40,996)	46.99

Nonvested at March 31, 2006	855,810	51.52

     As of March 31, 2006, there was $80.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the years ended March 31, 2006, 2005 and 2004 was $68.7 million, $49.1 million and $30.3 million, respectively.

     At March 31, 2003, the Company was following the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost had been recognized for the stock options. As noted above, effective April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123. On January 30, 2004, the Company modified all of its stock options and stock units outstanding, in order to keep the holders in the same economic position as before the spin-off of Construction Products. The modification resulted in a reduction of the exercise price and an increase in the number of shares. This adjustment is a modification under the provisions of SFAS No. 123 and accordingly, compensation expense of $12.2 million will be expensed over the remaining vesting periods. The $12.2 million in compensation expense represents the unamortized grant date Black-Scholes fair value of unvested options as of January 30, 2004. Subsequent to January 30, 2004, the Company has no outstanding options or other stock rights accounted for under the provisions of APB No. 25. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for all awards in fiscal 2004 and 2003, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts detailed in Note (A), “Significant Accounting Policies.”
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,
	2006	2005	2004
Expected Volatility	41.8%	44.2%	42.5%
Risk-Free Interest Rate	3.8%	3.7%	2.1%
Dividend Yield	0.3%	0.4%	0.2%
Expected Life (Years)	4.7	4.0	4.0
     The following table summarizes information about equity compensation plans, other than tax qualified plans, as of March 31, 2006:

					(c)
					Number of securities
		(a)			remaining available for
		Number of securities	(b)		future issuance under
		to be issued upon	Weighted-average		equity compensation
		exercise of	exercise price of		plans [excluding
		outstanding options,	outstanding options,		securities reflected in
Plan Category	Plan	warrants and rights	warrants and rights		column (a)]
Equity Compensation Plans	1987	3,081,087	$6.55		—
Approved by Stockholders	2001	2,005,075	$34.05		668,592
	2003	1,870,677	$52.13		3,366,718

Equity Compensation Plans	1998	5,404,217	$19.94		—
not Approved by Stockholders	Long Term Incentive Plan	1,663,345	$—		123,379

Total		14,024,401	$28.49	(1)	4,158,689

(1)	Weighted-average exercise price excludes any items with an exercise price of $0.
     See the discussion of the 1987 Plan, 1998 Plan, 2001 Plan and 2003 Plan above. The Company also grants stock units, which are converted into shares of Centex Common Stock at payout, to certain employees under its Long Term Incentive Plan. Pursuant to the Long Term Incentive Plan, participants may receive awards of deferred stock units representing the right to receive an equal number of shares of Centex Common Stock at the time the award is paid. Awards vest over a three-year period or upon a change in control, as defined in such Plan, and are generally paid upon the earlier of seven years or retirement, although the Compensation Committee is permitted to make an early payout at its discretion. The Company also issues restricted stock under the 2001 Plan and issues stock awards, restricted stock, stock units and performance awards under the 2003 Plan. At March 31, 2006, there were 459,035 shares of restricted stock outstanding.

Employee Benefit Plans
     Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s profit sharing plans. The plans operate on a calendar year. The aggregate cost of these plans to the Company was $38.8 million in fiscal year 2006, $34.9 million in fiscal year 2005 and $32.6 million in fiscal year 2004.
(L)	DERIVATIVES AND HEDGING
     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage the risks that are subject to changes in interest rates, Home Equity has entered into various interest rate swap agreements, designated as cash flow hedges. Financial Services, through CTX Mortgage Company, LLC, enters into mandatory forward trade commitments (“forward trade commitments”) designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. In addition, CTX Mortgage Company, LLC enters into other derivatives not designated as hedges. The following discussion summarizes our derivatives used to manage the risk of interest rate fluctuations.
Cash Flow Hedges
     Home Equity has interest rate swap agreements that, in effect, fix the variable interest rates on a portion of its outstanding debt. Home Equity also uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed-rate securitization debt used to finance sub-prime mortgages. These interest rate swap agreements are designated as cash flow hedges. The following table summarizes the interest rate swap agreements in place as of March 31, 2006 (dollars in thousands except as indicated).

		Fixed			Accumulated Other
	Notional Value	Interest		Termination	Comprehensive
	(in millions)	Rate		Date	Income (Loss)
Home Equity
Interest rate swaps	$240.0	5.1	% (1)	Through January 2013	$736
Interest rate swaps	$2,048.3	3.7	% (1)	Through March 2009	12,336

					$13,072

(1)	Weighted average fixed interest rates.
     Interest rate swap agreements are recorded at their fair value in assets of discontinued operations in the Consolidated Balance Sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of stockholders’ equity through other comprehensive income (loss). Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts were insignificant for the year ended March 31, 2006. Accumulated other comprehensive income associated with Home Equity as of the date of disposition will be reclassified into earnings.
     Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments.
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in net zero impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $20.9 million and $19.9 million for the years ended March 31, 2006 and 2005, respectively.

Other Derivatives
     Financial Services, through CTX Mortgage Company, LLC, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage Company, LLC agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.
     To offset the interest rate risk related to its IRLCs, CTX Mortgage Company, LLC executes forward trade commitments. Certain forward trade commitments are not designated as hedges and are derivative instruments. Their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings.
     The net change in the estimated fair value of other derivatives resulted in a gain of approximately $1.0 million and $3.7 million for the years ended March 31, 2006 and 2005, respectively.
(M)	RELATED PARTY TRANSACTIONS
     The following related party transactions with Centex Development Company, L.P. (the “Partnership”) for fiscal year 2004 include only related party transactions and amounts through February 29, 2004, the date of acquisition of the Partnership. Related party transactions and amounts occurring after the Partnership’s consolidation are not included in the amounts below as the related party amounts have been eliminated in consolidation.
     Centex Homes purchased land from the Partnership during fiscal year 2004 totaling $19.0 million. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the year ended March 31, 2004, Centex Homes paid $1.9 million to the Partnership in fees and reimbursements pursuant to these agreements.
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
(N)	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

     The consolidated carrying values of cash and cash equivalents, restricted cash, mortgage securitization residual interest, other receivables, accounts payable and accrued liabilities and short-term debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,
	2006			2005
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financial Assets
Residential Mortgage Loans Held for Sale	$2,129,538	$2,132,286	(1)	$1,775,324	$1,775,946	(1)
Financial Liabilities
Centex Long-term Debt	$3,855,027	$3,847,383	(2)	$3,100,047	$3,199,863	(2)
Financial Services Long-term Debt	$60,000	$60,093	(2)	$60,000	$60,000	(2)

(1)	Fair values are based on quoted market prices for similar instruments.

(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.
(O)	OFF-BALANCE SHEET OBLIGATIONS
     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (F), “Commitments and Contingencies.”
(P)	DISCONTINUED OPERATIONS
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
     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and any assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the March 31, 2006 presentation.
     On March 30, 2006, the Company announced that it signed a definitive agreement to sell Home Equity to an unrelated third party. As a result, Home Equity is now reflected as a discontinued operation in our financial statements. However, the sale of Home Equity is subject to certain conditions, including regulatory approvals from state financial services or other regulatory authorities. The purchase price to be received in connection with the sale of Home Equity will consist of payments based on the book value of Home Equity, plus a premium to be calculated in accordance with an agreed upon formula.

     Summarized financial information for entities included in discontinued operations is set forth below:

	As of March 31,
	2006 (1)	2005 (2)
Assets
Cash and Cash Equivalents	$787	$650
Restricted Cash	277,114	289,554
Loans Held for Investment	6,867,658	7,914,426
Receivables	153,517	159,937
Inventories	—	633,185
Property and Equipment, net	17,740	21,375
Deferred Income Taxes	74,156	(7,043)
Goodwill	—	36,626
Mortgage Securitization Residual Interest	56,831	69,636
Deferred Charges and Other, net	62,359	61,030

	$7,510,162	$9,179,376

Liabilities
Accounts Payable and Accrued Liabilities	$70,434	$247,611
Notes Payable	1,095,905	832,021
Long-term Debt	5,835,454	7,332,316

	$7,001,793	$8,411,948

	For the Years Ended March 31,
	2006 (2)	2005 (2)	2004 (3)
Revenues	$1,065,441	$1,186,810	$1,069,145
Costs and Expenses	(926,207)	(1,014,778)	(960,965)
Earnings from Unconsolidated Entities	675	82	45,342

Earnings Before Income Taxes	139,909	172,114	153,522
Provision for Income Taxes	(71,617)	(60,292)	(15,926)

	$68,292	$111,822	$137,596

(1)	Includes Home Equity only.

(2)	Includes Home Equity and International Home Building.

(3)	Includes Home Equity, International Home Building, Construction Products and Manufactured Homes.
Significant Accounting Policies Related to Discontinued Operations
Residential Mortgage Loans Held for Investment
     Residential mortgage loans held for investment represent mortgage loans originated by Home Equity, which are securitized and recorded as secured borrowings in the financial statements using the portfolio method. These mortgage loans are stated at cost less an allowance for losses. Residential mortgage loans held for investment, including real estate owned, consisted of the following:

	March 31,
	2006	2005
Residential Mortgage Loans Held for Investment	$6,967,034	$7,999,728
Allowance for Losses on Residential Mortgage Loans Held for Investment	(99,376)	(85,302)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$6,867,658	$7,914,426

     Home Equity establishes an allowance for losses by recording a provision for losses when it believes a loss has occurred. When Home Equity determines that a residential mortgage loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Years Ended March 31,
	2006	2005	2004
Balance at Beginning of Period	$85,302	$56,358	$28,384
Provision for Losses	94,319	98,801	79,503
Losses Sustained, net of Recoveries of $1,499, $1,226 and $204	(80,245)	(69,857)	(51,529)

Balance at End of Period	$99,376	$85,302	$56,358

Allowance as a Percentage of Gross Loans Held for Investment	1.4%	1.1%	0.9%
Allowance as a Percentage of 90+ Days Contractual Delinquency	41.0%	44.2%	36.4%
90+ Days Contractual Delinquency (based on months)
Total Dollars Delinquent	$242,241	$192,835	$154,868
% Delinquent	3.5%	2.4%	2.4%
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
     Changes in Home Equity’s MSRI were as follows:

	For the Years Ended March 31,
	2006	2005	2004
Beginning Balance	$69,636	$87,796	$106,373
Cash Received	(14,498)	(8,433)	(11,256)
Accretion and Other, Net	1,693	(9,727)	(7,321)

Ending Balance	$56,831	$69,636	$87,796

     The Company classifies MSRI as trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, carries MSRI at fair value on the Company’s balance sheet.
     Home Equity estimates the fair value of MSRI through the application of discounted cash flow analysis. Such analysis requires the use of various assumptions, the most significant of which are estimated future credit losses and the discount rate applied to future cash flows. At March 31, 2006, Home Equity used the following assumptions in monitoring the fair value of the MSRI: cumulative credit losses of 6.12% to 8.61% and a discount rate of 15.0% simple interest. At March 31, 2006, the expected weighted-average life of Home Equity’s MSRI balance was 0.75 years, with individual transactions ranging from 0.42 years to 1.33 years. As a result of the mature nature of the MSRI, anticipated prepayments (principal reductions in excess of contractually scheduled reductions) do not have a significant impact on the determination of fair value. Home Equity monitors the fair value of MSRI and the reasonableness of the underlying assumptions in light of current market conditions.
(Q)	SUBSEQUENT EVENTS (UNAUDITED)
     On May 5, 2006, the Company issued $500 million aggregate principal amount of senior notes with an interest rate of 6.50%, maturing in fiscal year 2017.
     In May 2006, the Company granted approximately 1.2 million options, 65,450 shares of restricted stock and 366,154 stock units to employees.
     On May 15, 2006, the Company announced that its Board of Directors authorized the repurchase of an additional 12 million shares and that subsequent to March 31, 2006, the Company completed its previous share authorization by purchasing 2.5 million shares in open market transactions.
     On May 16, 2006, Home Equity issued $973.5 million of Asset-Backed Certificates with maturities through fiscal year 2037.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.
     Our management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Centex Corporation and subsidiaries (Centex Corporation) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Centex Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Centex Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Centex Corporation and subsidiaries and our report dated May 19, 2006 expressed an unqualified opinion thereon.
Dallas, Texas
May 19, 2006

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES:
     We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries (Centex Corporation) as of March 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centex Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2006 expressed an unqualified opinion thereon.
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
Dallas, Texas
May 19, 2006

Quarterly Results (Unaudited) (1)

(Dollars in thousands, except per share data)

	For the Quarters Ended 2006 and 2005
	Q1	Q2	Q3	Q4
2006
Revenues	$2,899,910	$3,424,380	$3,525,145	$4,550,234

Earnings from Continuing Operations	$210,839	$321,199	$313,212	$375,771
Earnings from Discontinued Operations, net of Taxes	22,831	13,331	16,132	15,998

Net Earnings	$233,670	$334,530	$329,344	$391,769

Earnings from Continuing Operations Per Share
Basic	$1.64	$2.50	$2.47	$3.04
Diluted	$1.57	$2.39	$2.37	$2.92
Net Earnings Per Share
Basic	$1.82	$2.60	$2.60	$3.17
Diluted	$1.74	$2.49	$2.49	$3.04
Average Shares Outstanding
Basic	128,672,028	128,565,026	126,572,663	123,622,796
Diluted	134,584,442	134,526,936	132,077,763	128,732,705

2005
Revenues	$2,501,827	$2,713,194	$2,824,351	$3,633,513

Earnings from Continuing Operations	$155,812	$183,703	$225,952	$334,075
Earnings from Discontinued Operations, net of Taxes	21,421	26,909	27,819	35,673

Net Earnings	$177,233	$210,612	$253,771	$369,748

Earnings from Continuing Operations Per Share
Basic	$1.26	$1.48	$1.80	$2.61
Diluted	$1.19	$1.40	$1.69	$2.49
Net Earnings Per Share
Basic	$1.43	$1.70	$2.02	$2.89
Diluted	$1.35	$1.61	$1.91	$2.75
Average Shares Outstanding
Basic	123,573,221	124,036,791	125,593,379	127,739,654
Diluted	130,926,818	130,981,144	132,547,190	134,248,349

(1)	The quarterly results presented in this table for the periods covered by the financial statements included in this Report and all prior periods have been adjusted to reflect our sub-prime home equity lending operations and international homebuilding operations (sold in September 2005) as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     For management’s and independent registered public accounting firm’s reports on internal controls over financial reporting, see the financial statements and supplementary data to this Report.

ITEM 9B.	OTHER INFORMATION
     Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Except for the information relating to the executive officers of the Company in Item 4A of Part I of this Report and that is incorporated herein by reference, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the July 13, 2006 Annual Meeting of Stockholders:

Item	Caption in the 2006 Proxy Statement
10	Election of Directors and Related Matters

10	Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance

11	Executive Compensation

12	Stock Ownership

12	Executive Compensation — Equity Compensation Plans

13	Certain Transactions
     The policies comprising Centex’s code of conduct are set forth in the Company’s code of ethics manual, The Centex Way: A Guide to Decision-Making on Business Conduct Issues. These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The code of ethics manual is published on the corporate governance section of the Company’s website at http://www.centex.com. The Board will not permit any waiver of any ethics policy for any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION
     See Item 10 above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     See Item 10 above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See Item 10 above.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information called for by Item 14 is incorporated herein by reference to the information included and referenced under the caption “Appointment of Independent Auditors” in the Company’s Proxy Statement for the July 13, 2006 Annual Meeting of Stockholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Report:
1.	Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006, together with the accompanying Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm of this Report.

2.	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.

3.	Exhibits

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits of this Report.

INDEX TO EXHIBITS

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended	Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.2	Amended and Restated By-laws of Centex dated October 11, 2005	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated October 7, 2005

4.1	Specimen Centex common stock certificate (with Rights Agreement legend)	Exhibit 4.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

4.2	Rights Agreement, dated as of October 2, 1996, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4 to Centex’s Registration Statement on Form 8-A (File No. 1-6776) filed on October 8, 1996 (the “1996 Form 8-A”)

4.3	Amendment No. 1 to Rights Agreement, dated as of February 18, 1999, between Centex and ChaseMellon Shareholder Services, L.L.C., as rights agent	Exhibit 4.2 to Amendment No. 1 to the 1996 Form 8-A, filed on February 22, 1999

4.4	Amendment No. 2 to Rights Agreement, dated as of April 29, 2002, between Centex and Mellon Investor Services L.L.C. (f/k/a ChaseMellon Shareholder Services, L.L.C.), as rights agent	Exhibit 4.3 to Amendment No. 2 to the 1996 Form 8-A, filed on May 2, 2002

4.5	Indenture, dated October 1, 1998, between Centex and JPMorgan Chase Bank, N.A. (formerly Chase Bank of Texas, National Association)	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated October 21, 1998

4.6	Indenture, dated March 12, 1987, between Centex and JPMorgan Chase Bank, N.A. (formerly Texas Commerce Bank National Association)	Exhibit 4.5 to Amendment No. 1 to Centex’s Registration Statement on Form S-3 (File No. 333-72893), filed on May 14, 1999

]

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
4.7	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as exhibits 4.5 and 4.6, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to pooling and servicing agreements or similar agreements in connection with certain asset securitizations involving certain subsidiaries of Centex, which agreements have been filed with the SEC as exhibits to various registration statements of CHEC Funding, LLC or to reports incorporated by reference in such registration statements, (c) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (d) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Filed herewith

10.2	Tenth Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (“1998 Stock Option Plan”)*	Filed herewith

10.2a	Form of stock option agreement for 1998 Stock Option Plan*	Exhibit 10.2a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.3	Amended and Restated Centex Corporation 2001 Stock Plan (“2001 Stock Plan”)*	Filed herewith

10.3a	Form of stock option agreement for 2001 Stock Plan*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Exhibit 10.3b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.4	Amended and Restated Centex Corporation Long Term Incentive Plan (“LTIP”)*	Filed herewith

10.4a	Form of award agreement for LTIP*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.5	Centex Corporation 2003 Annual Incentive Compensation Plan	Exhibit 10.13 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.5a	Form of award agreement for incentive compensation*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.6	Amended and Restated Centex Corporation 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”)*	Filed herewith

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.6a	Form of stock option agreement for 2003 Equity Incentive Plan*	Filed herewith

10.6b	Form of stock unit agreement for 2003 Equity Incentive Plan*	Filed herewith

10.6c	Form of restricted stock agreement for 2003 Equity Incentive Plan*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.7	Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.8 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003

10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 4 to Centex’s Registration Statement on Form S-8 (File No. 333-37956) filed on May 26, 2000

10.9	Amended and Restated Centex Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”)*	Filed herewith

10.9a	Form of deferred compensation agreement for Executive Deferred Compensation Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.10	Centex Corporation Salary Continuation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.11	Centex Comprehensive Medical Plan*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.12	Consulting Agreement, dated as of March 31, 2002, between Centex and David W. Quinn*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.13	Termination Agreement, dated as of March 31, 2004, between Centex and David W. Quinn*	Exhibit 10.12 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.14	Agreement, dated as of February 23, 2006, between Centex and Leldon E. Echols*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 24, 2006

10.15	Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.15 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.16	Amendment No. 1 to Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.19 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.17	Administrative Services Agreement between Centex Service Company and Cavco Industries, Inc.	Exhibit 10.16 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.18	Tax Sharing Agreement between Centex and affiliates and Cavco Industries, Inc.	Exhibit 10.17 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.19	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks between Centex and Cavco Industries, Inc.	Exhibit 10.18 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.20	Amended and Restated Distribution Agreement, dated as of November 4, 2003, between Centex and Centex Construction Products, Inc.	Exhibit 99.1 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

10.21	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex, ARG Merger Corporation and Centex Construction Products, Inc.	Exhibit 99.2 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.22	Credit Agreement, dated July 1, 2005 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 1, 2005

10.23	Securities Purchase Agreement, dated as of March 30, 2006, among Centex Home Equity Company, LLC, Centex Financial Services, LLC and FIF HE Holdings, LLC	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 4, 2006

10.24	Outside Director Compensation Plan*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.25	Form of Director Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 14, 2006

10.26	Form of Change of Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 14, 2006

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries of Centex	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney	Filed herewith

31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

May 19, 2006	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 19, 2006	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Chairman of the Board and
Chief Executive Officer (principal executive officer)

May 19, 2006	By:	/s/ LELDON E. ECHOLS

Leldon E. Echols, Executive Vice President and
Chief Financial Officer (principal financial officer)

May 19, 2006	By:	/s/ MARK D. KEMP

Mark D. Kemp, Senior Vice President — Controller
(principal accounting officer)

	Directors:	Barbara T. Alexander, Dan W. Cook, III, Juan L. Elek,
Timothy R. Eller, Ursula O. Fairbairn, Thomas J. Falk,
Clint W. Murchison, III, Frederic M. Poses, James J. Postl,
David W. Quinn and Thomas M. Schoewe

May 19, 2006	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller,
Individually and as
Attorney-in-Fact*

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.