Form 10-Q
period 2006-06-30
CENTEX CORP
filed 2006-08-02
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 26, 2006: 118,524,584 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries

Form 10-Q Table of Contents

June 30, 2006

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Consolidated Earnings

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings

(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,
	2006	2005
Revenues
Home Building	$2,649,837	$2,399,177
Financial Services	122,741	109,988
Construction Services	501,460	366,055
Other, including Intersegment Eliminations	(615)	24,690

	3,273,423	2,899,910

Costs and Expenses
Home Building	2,379,129	2,070,687
Financial Services	99,654	88,711
Construction Services	494,723	363,443
Other, including Intersegment Eliminations	2,805	27,451
Corporate General and Administrative	24,233	20,602
Interest Expense	—	2,624

	3,000,544	2,573,518

Earnings from Unconsolidated Entities	10,742	12,498

Earnings from Continuing Operations Before Income Taxes	283,621	338,890
Income Taxes	108,054	128,051

Earnings from Continuing Operations	175,567	210,839
Earnings (Loss) from Discontinued Operations, net of Taxes (Benefit) of $(9,432) and $12,728	(15,310)	22,831

Net Earnings	$160,257	$233,670

Basic Earnings (Loss) Per Share
Continuing Operations	$1.44	$1.64
Discontinued Operations	(0.13)	0.18

	$1.31	$1.82

Diluted Earnings (Loss) Per Share
Continuing Operations	$1.39	$1.57
Discontinued Operations	(0.12)	0.17

	$1.27	$1.74

Average Shares Outstanding
Basic	121,969,085	128,672,028
Dilutive Securities:
Options	4,216,749	5,714,864
Other	47,635	197,550

Diluted	126,233,469	134,584,442

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets with Consolidating Details

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details

(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	June 30, 2006	March 31, 2006
Assets
Cash and Cash Equivalents	$85,538	$47,168
Restricted Cash	132,176	135,477
Receivables -
Residential Mortgage Loans Held for Sale	1,772,928	2,129,538
Construction Contracts	376,160	361,393
Trade, including Notes of $30,369 and $31,897	283,671	342,786
Inventories -
Housing Projects	9,241,726	8,433,994
Land Held for Development and Sale	362,603	394,438
Land Held Under Option Agreements Not Owned	478,852	817,881
Other	11,470	11,615
Investments -
Joint Ventures and Other	286,876	310,384
Financial Services	—	—
Property and Equipment, net	171,184	182,757
Other Assets -
Deferred Income Taxes	246,562	233,908
Goodwill	221,016	218,735
Deferred Charges and Other, net	251,738	234,763
Assets of Discontinued Operations	7,850,702	7,510,162

	$21,773,202	$21,364,999

Liabilities and Stockholders’ Equity
Accounts Payable	$1,013,513	$992,836
Accrued Liabilities	1,374,873	1,766,844
Debt -
Centex	4,841,817	3,982,193
Financial Services	1,705,985	2,077,215
Receivables from Affiliates	—	—
Liabilities of Discontinued Operations	7,391,675	7,001,793
Commitments and Contingencies
Minority Interests	422,555	532,460
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 119,291,707 and 122,103,713 Shares	34,299	34,132
Capital in Excess of Par Value	615,045	580,010
Retained Earnings	5,406,776	5,251,325
Treasury Stock, at Cost; 17,903,550 and 14,424,807 Shares	(1,050,238)	(862,439)
Accumulated Other Comprehensive Income	16,902	8,630

Total Stockholders’ Equity	5,022,784	5,011,658

	$21,773,202	$21,364,999

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets with Consolidating Details

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details

(Dollars in thousands)
(unaudited)

Centex*		Financial Services
June 30, 2006	March 31, 2006	June 30, 2006	March 31, 2006

$74,604	$36,711	$10,934	$10,457
71,349	70,824	60,827	64,653

—	—	1,772,928	2,129,538
376,160	361,393	—	—
243,489	298,912	40,182	43,874

9,241,726	8,433,994	—	—
362,603	394,438	—	—
478,852	817,881	—	—
5,371	5,361	6,099	6,254

286,876	310,384	—	—
618,112	655,266	—	—
149,759	160,611	21,425	22,146

229,287	217,446	17,275	16,462
209,279	206,998	11,737	11,737
233,737	212,617	18,001	22,146
—	—	7,850,702	7,510,162

$12,581,204	$12,182,836	$9,810,110	$9,837,429

$995,546	$977,608	$17,967	$15,228
1,299,770	1,680,090	75,103	86,754

4,841,817	3,982,193	—	—
—	—	1,705,985	2,077,215
—	—	(39,405)	(9,110)
—	—	7,391,675	7,001,793

421,287	531,287	1,268	1,173

—	—	—	—

34,299	34,132	1	1
615,045	580,010	275,467	275,467
5,406,776	5,251,325	365,100	380,206
(1,050,238)	(862,439)	—	—
16,902	8,630	16,949	8,702

5,022,784	5,011,658	657,517	664,376

$12,581,204	$12,182,836	$9,810,110	$9,837,429

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Statements of Consolidated Cash Flows with Consolidating Details

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details

(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Three Months Ended June 30,
	2006	2005
Cash Flows — Operating Activities
Net Earnings	$160,257	$233,670
Adjustments-
Depreciation and Amortization	15,762	16,491
Stock-based Compensation	19,940	17,677
Provision for Losses on Residential Mortgage Loans Held for Investment	19,911	25,340
Deferred Income Tax Provision (Benefit)	26,778	(120,214)
Undistributed Earnings of Joint Ventures	(346)	(4,391)
Distributions in Excess of Earnings (Undistributed Earnings) of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	124	(467)
Changes in Assets and Liabilities, Excluding Effect of Dispositions
(Increase) Decrease in Restricted Cash	(87,878)	(41,159)
Decrease in Receivables	43,013	16,338
Decrease (Increase) in Residential Mortgage Loans Held for Sale	356,610	(245,476)
Increase in Housing Projects and Land Held for Development and Sale	(736,908)	(756,452)
Decrease (Increase) in Other Inventories	166	1,050
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(349,312)	(93,433)
(Increase) Decrease in Other Assets, net	(17,216)	(22,006)
(Decrease) Increase in Payables to Affiliates	—	—
Other	55	—

	(549,044)	(973,032)

Cash Flows — Investing Activities
Payments Received on Notes Receivable, net	1,528	20,151
Increase in Residential Mortgage Loans Held for Investment	(286,691)	(317,935)
Investments in and Advances to Joint Ventures	(54,203)	(69,849)
Distributions from Joint Ventures	77,764	52,119
Decrease (Increase) in Investments in and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(405)	(14,892)
Other	(3,114)	(1,387)

	(265,121)	(331,793)

Cash Flows — Financing Activities
Increase (Decrease) in Short-term Debt, net	443,658	420,831
Centex Issuance of Long-term Debt	500,489	464,512
Repayment of Long-term Debt	(103,601)	(300,573)
Financial Services Issuance of Long-term Debt	961,114	1,055,206
Repayment of Long-term Debt	(746,310)	(731,467)
Proceeds from Stock Option Exercises	15,262	13,202
Purchases of Common Stock, net	(187,799)	(50,975)
Dividends Paid	(4,806)	(5,136)

	878,007	865,600

Effect of Exchange Rate on Cash	—	(474)

Net Increase (Decrease) in Cash and Cash Equivalents	63,842	(439,699)
Cash and Cash Equivalents at Beginning of Period (1)	47,955	502,586

Cash and Cash Equivalents at End of Period (2)	$111,797	$62,887

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $787 as of March 31, 2006 and $650 as of March 31, 2005.

(2)	Amount includes cash and cash equivalents of discontinued operations of $26,259 as of June 30, 2006 and $333 as of June 30, 2005.

Statements of Consolidated Cash Flows with Consolidating Details

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details

(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Three Months Ended June 30,		For the Three Months Ended June 30,
2006	2005	2006	2005

$160,257	$233,670	$(878)	$29,358

12,103	12,018	3,659	4,473
19,940	17,677	—	—
—	—	19,911	25,340
(11,636)	(19,387)	38,414	(100,827)
(346)	(4,391)	—	—
15,108	(4,358)	—	—
29	(751)	95	284

(525)	876	(87,353)	(42,035)
38,376	15,525	4,637	813
—	—	356,610	(245,476)
(736,908)	(756,452)	—	—
11	(439)	155	1,489
(324,174)	(152,129)	(16,891)	53,245
(22,428)	(31,202)	5,212	9,196
—	—	(30,293)	50,518
55	—	—	—

(850,138)	(689,343)	293,278	(213,622)

1,422	20,119	106	32
—	—	(286,691)	(317,935)
(54,203)	(69,849)	—	—
77,764	52,119	—	—
22,046	(45,067)	—	—
987	(10,928)	(1,392)	(3,964)
(3,114)	(1,387)	—	—

44,902	(54,993)	(287,977)	(321,867)

623,584	180,697	(179,926)	240,134
500,489	464,512	—	—
(103,601)	(300,573)	—	—
—	—	961,114	1,055,206
—	—	(746,310)	(731,467)
15,262	13,202	—	—
(187,799)	(50,975)	—	—
(4,806)	(5,136)	(14,230)	(25,000)

843,129	301,727	20,648	538,873

—	(474)	—	—

37,893	(443,083)	25,949	3,384
36,711	490,308	11,244	12,278

$74,604	$47,225	$37,193	$15,662

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Notes to Consolidated Financial Statements

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also included in the consolidated financial statements are certain variable interest entities, as discussed in Note (F), “Indebtedness,” and Note (H), “Land Held Under Option Agreements Not Owned and Other Land Deposits.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

     At June 30, 2006, certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note (O), “Discontinued Operations.” Information in these Notes to Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. For further information on the sale of the Company’s international homebuilding and sub-prime home equity operations, see Note (O), “Discontinued Operations.” As a result, all international homebuilding cash flows are included with the Centex cash flows and all Centex Home Equity Company, LLC (“Home Equity”) cash flows are included with the Financial Services cash flows.

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months
	Ended June 30,
	2006	2005
Cash Paid for Interest	$168,783	$141,480

Net Cash Paid for Taxes	$141,972	$176,735

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold. For the three months ended June 30, 2006 and 2005, interest expense related to segments other than Financial Services and Home Building is included as a separate line item in the Statements of Consolidated Earnings.

	For the Three Months
	Ended June 30,
	2006	2005
Total Interest Incurred	$185,480	$146,911
Less — Interest Capitalized	(72,594)	(49,850)
Financial Services’ Interest Expense	(20,837)	(12,779)
Discontinued Operations	(92,049)	(81,658)

Interest Expense, net	$—	$2,624

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$37,050	$34,560

     As explained in Note (H), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of June 30, 2006, the Company consolidated $386.0 million of lot option agreements and recorded $47.6 million of deposits related to these options as land held under option agreements not owned. As of March 31, 2006, the Company consolidated $653.3 million of lot option agreements and recorded $89.1 million of deposits related to these options as land held under option agreements not owned. In addition to lot options recorded pursuant to FIN 46, as of June 30, 2006 and March 31, 2006, the Company recorded $45.3 million and $75.5 million, respectively, of land under the caption land held under option agreements not owned related to lot option agreements for which the Company’s deposits exceeded certain thresholds.

(C) STOCK-BASED COMPENSATION ARRANGEMENTS

     Prior to January 1, 2006, the Company accounted for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), under which the Company recognized compensation expense of a stock option award over the vesting period based on the fair value of the award on the grant date. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) entitled “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective transition method. Accordingly, prior periods have not been restated. The adoption of SFAS 123R was not significant.

     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $5.5 million of excess tax benefits as financing cash inflows for the three months ended June 30, 2006.

     The following information represents the Company’s annual grants of stock-based compensation to employees and directors during the three months ended June 30, 2006 and 2005:

		Number of
Month/		Shares	Fair Value
Year of Grant	Grant Type	Granted	of Grant
May 2005	Stock Options	1,716.2	$39,301.2
May 2006	Stock Options	1,169.9	$23,311.5

May 2005	Stock Units	556.6	$31,926.9
May 2006	Stock Units	334.0	$18,194.9

May 2005	Restricted Stock	236.2	$13,550.8
May 2006	Restricted Stock	75.5	$4,079.5

     Stock units and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model, and is recognized as compensation over the vesting period.

(D) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

						Accumulated
			Capital in		Treasury	Other
	Common Stock		Excess of	Retained	Stock,	Comprehensive
	Shares	Amount	Par Value	Earnings	at Cost	Income	Total
Balance, March 31, 2006	122,104	$34,132	$580,010	$5,251,325	$(862,439)	$8,630	$5,011,658
Issuance of Restricted Stock	76	19	(19)	—	—	—	—
Stock Compensation	—	—	19,940	—	—	—	19,940
Exercise of Stock Options Including Tax Benefits	590	148	19,838	—	—	—	19,986
Cash Dividends	—	—	—	(4,806)	—	—	(4,806)
Purchase of Common Stock for Treasury	(3,500)	—	—	—	(187,163)	—	(187,163)
Other Stock Transactions	22	—	(4,724)	—	(636)	—	(5,360)
Net Earnings	—	—	—	160,257	—	—	160,257
Unrealized Gain on Hedging Instruments	—	—	—	—	—	8,247	8,247
Foreign Currency Translation Adjustments	—	—	—	—	—	25	25

Balance, June 30, 2006	119,292	$34,299	$615,045	$5,406,776	$(1,050,238)	$16,902	$5,022,784

(E) GOODWILL

     A summary of changes in goodwill by segment for the three months ended June 30, 2006 is presented below:

			Construction
	Home Building	Financial Services	Services	Other	Total
Balance as of March 31, 2006	$121,501	$11,737	$1,007	$84,490	$218,735
Goodwill Acquired	—	—	—	2,281	2,281

Balance as of June 30, 2006	$121,501	$11,737	$1,007	$86,771	$221,016

     Goodwill for the Other segment at June 30, 2006 relates to the Company’s home services operations.

(F) INDEBTEDNESS

     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted average interest rates at June 30, 2006 and March 31, 2006 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries and certain debt of variable interest entities other than those included in Financial Services.

	As of
	June 30, 2006		March 31, 2006
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$750,750	5.42%	$127,166	5.09%

Financial Services Financial Institutions	354,482	5.40%	324,986	5.00%
Harwood Street Funding I, LLC Secured Liquidity Notes	1,291,503	5.27%	1,692,229	4.84%

Consolidated Short-term Debt	2,396,735		2,144,381

Long-term Debt:

Centex Medium-term Note Programs, due through 2008	258,000	5.98%	358,000	6.01%
Senior Notes, due through 2017	3,708,814	5.89%	3,208,762	5.79%
Other Indebtedness, due through 2018	24,312	6.37%	188,346	9.17%
Subordinated Debentures, due in 2007	99,941	8.75%	99,919	8.75%

	4,091,067		3,855,027

Financial Services Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, due through 2010	60,000	7.33%	60,000	6.83%

Consolidated Long-term Debt	4,151,067		3,915,027

Total Debt	$6,547,802		$6,059,408

     Centex’s short-term debt as of June 30, 2006 and March 31, 2006 consisted of commercial paper of $750.0 million and $125.0 million, respectively, and land and land related acquisition notes of $0.8 million and $2.2 million, respectively. As of March 31, 2006, other indebtedness included $161.2 million of debt at a weighted-average rate of approximately 9.73% held by variable interest entities, for which the Company determined it was the primary beneficiary and which was consolidated pursuant to FIN 46. Subsequent to March 31, 2006, these variable interest entities were restructured such that the Company is no longer the primary beneficiary. As a result, as of June 30, 2006, the variable interest entities were not consolidated.

     The weighted-average interest rates for short-term and long-term debt during the three months ended June 30, 2006 and 2005 were:

	For the Three Months Ended June 30,
	2006	2005
Short-term Debt:

Centex	5.16%	3.13%
Financial Services	5.30%	3.29%

Long-term Debt:

Centex
Medium-term Note Programs	5.88%	5.13	% (1)
Senior Notes	5.87%	6.24%
Other Indebtedness	5.84%	5.57%
Subordinated Debentures	8.75%	8.14%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.08%	5.09%
(1)	Interest rate includes the effect of an interest rate swap agreement.

     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

	Centex	Financial Services	Total
2007	$189,147	$—	$189,147
2008	526,967	—	526,967
2009	150,307	—	150,307
2010	225,101	60,000	285,101
2011	700,098	—	700,098
Thereafter	2,299,447	—	2,299,447

	$4,091,067	$60,000	$4,151,067

     Under Centex Corporation’s bank credit facilities, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2006, Centex was in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of June 30, 2006 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$500,000
Letters of Credit	835,000	460,974

	2,085,000	960,974	(1)(2)
Unsecured Credit Facility	150,000	150,000	(3)

	2,235,000	1,110,974

Financial Services
Secured Credit Facilities	740,000	385,518	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,646,000

	3,740,000	2,031,518

	$5,975,000	$3,142,492	(5)

Discontinued Operations (6)
Mortgage Servicer Advance Facility	$100,000	$31,882
Secured Credit Facilities	300,000	91,592
Harwood Street Funding II, LLC Facility	4,000,000	2,865,461

	$4,400,000	$2,988,935

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of June 30, 2006, the $1.25 billion commercial paper program had $750 million outstanding, which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	CTX Mortgage Company, LLC maintains $740 million of secured, committed mortgage warehouse facilities to finance mortgages.

(5)	The amount of available capacity for continuing operations consists of $2,992.5 million of committed capacity and $150.0 million of uncommitted capacity as of June 30, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.

(6)	In connection with the sale of Home Equity on July 11, 2006, all of these credit facilities have been terminated or called for redemption.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC

     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originates to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At June 30, 2006, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to eliminate credit risks associated with mortgage warehousing.

     Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Financial Services executes forward sales of CTX Mortgage Company, LLC’s mortgage loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (L), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.86 billion and $2.55 billion of mortgage loans to investors during the three months ended June 30, 2006 and 2005, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $46.6 million and $39.4 million during the three months ended June 30, 2006 and 2005, respectively.

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

(G) COMMITMENTS AND CONTINGENCIES

Joint Ventures

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

     A summary of the Company’s Home Building joint ventures is presented below:

	As of
	June 30, 2006	March 31, 2006

Number of Joint Ventures	49	52

Investment in Joint Ventures	$284,199	$307,779

Total Joint Venture Debt	$1,124,471	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$423,854	$388,428

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (1) (3)	$223,626	$228,603
Repayment Guarantee (2) (3)	13,524	8,136

Total Limited Recourse Debt	$237,150	$236,739

(1)	The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. The Company could be required to contribute additional capital to these joint ventures to the extent the loan to value ratio falls below the specified ratio. The Company has not been requested to perform under any of its limited maintenance guarantees.

(2)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.

(3)	These amounts represent the Company’s maximum exposure based on the joint ventures’ debt at each respective date.

     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Certain joint venture agreements require the Company to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, the Company would be liable for incremental costs to complete development. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. The Company has not been requested to perform under any of these guarantees.

     The Company also has investments in joint ventures related to its Construction Services and Other segments totaling $2,677 and $2,605 as of June 30, 2006 and March 31, 2006, respectively.

Letters of Credit and Surety Bonds

     In the normal course of business, the Company issues letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option purchase agreements of the Home Building segment and under various insurance programs. Based on the information currently available to the Company, the Company does not have any reason to believe that these letters of credit or bonds will be drawn upon.

     A summary of the Company’s outstanding letters of credit and surety bonds as of June 30, 2006 is presented below (dollars in millions):

	Letters of Credit	Surety Bonds
Home Building	$241.7	$1,835.0	(1)
Financial Services	0.7	10.6
Construction Services	38.1	4,242.0	(2)
Other	93.9	0.2
Discontinued Operations	—	7.8

	$374.4	$6,095.6

(1)	The Company estimates that $740.6 million of work remains to be performed on these projects.

(2)	The Company estimates that $2,060.3 million of work remains to be performed on these projects.

Warranties and Guarantees

     In the normal course of its business, the Company issues certain warranties and guarantees or makes certain representations related to its home sales, land sales, building sales, commercial construction and mortgage loan originations. The Company believes that it has established the necessary accruals for these representations, warranties and guarantees. See further discussion of our warranty liability below.

     Home Building offers a ten-year limited warranty for most homes constructed and sold. The warranty covers defects in materials or workmanship in the first two years of the customers’ ownership of the home and certain designated components or structural elements of the home in the third through tenth years. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

     Changes in Home Building’s contractual warranty liability are as follows for the three months ended June 30, 2006 and the year ended March 31, 2006:

	June 30, 2006	March 31, 2006
Balance at Beginning of Period	$47,199	$34,961
Warranties Issued	15,891	53,036
Settlements Made	(14,954)	(40,173)
Changes in Liability of Pre-Existing Warranties, Including Expirations	—	(625)

Balance at End of Period	$48,136	$47,199

Loan Loss Reserves

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated based upon, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects management’s judgment of the loss exposure at the end of the reporting period. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the three months ended June 30, 2006 and the year ended March 31, 2006:

	June 30, 2006	March 31, 2006
Balance at Beginning of Period	$18,500	$18,803
Provision for Losses	479	2,618
Settlements	(274)	(2,921)

Balance at End of Period	$18,705	$18,500

Litigation and Related Matters

     In the normal course of its business, the Company is named as a defendant in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company or any subsidiary is involved, including those described below, would have a material adverse effect on the consolidated financial condition or operations of the Company.

     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that the Company had completed or was building. Subsequently, the EPA limited its request to Home Building and 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. In any settlement, the Justice Department will want the Company to pay civil penalties and sign a consent decree affecting the Company’s storm water pollution prevention practices at construction sites.

     On November 23, 2004, Miami-Dade County, Florida filed suit against Centex-Rooney Construction Co., a wholly-owned subsidiary; John J. Kirlin, Inc.; and M. C. Harry and Associates, Inc., in the County’s Circuit Court of the Eleventh Judicial Circuit. Miami-Dade County alleges that, in the course of performing or managing construction work on Concourse F at the Miami International Airport, the defendants caused a jet fuel line rupture on or about July 30, 1987, which resulted in the contamination of soil, groundwater and surface water in and around airport Concourse F. Miami-Dade County seeks damages of approximately $8.0 million for its costs incurred to date and for expected future costs, civil penalties and an order requiring the defendants to address remaining contamination. The Company believes it has substantial defenses to Miami-Dade County’s claims, including waiver and release and statute of limitations defenses. The Company also believes insurance coverage may be available to cover defense costs and any potential damages.

     In December 2004, certain present and former employees of Centex Home Equity Company, LLC commenced a collective action lawsuit in the United States District Court for Northern District of Georgia. In this litigation, plaintiffs seek to recover unpaid overtime compensation under the Fair Labor Standards Act. As discussed elsewhere in this report, the Company sold Home Equity to an unrelated third party and agreed to indemnify the purchaser against all losses and expenses arising out of this lawsuit in excess of the amount of the reserves established on the books of Home Equity at the time of the closing of the sale transaction.

(H) LAND HELD UNDER OPTION AGREEMENTS NOT OWNED AND OTHER LAND DEPOSITS

     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates.

     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of certain land option agreements at June 30, 2006. As a result, the Company recorded $386.0 million and $653.3 million of land as inventory under the caption land held under option agreements not owned, with corresponding increases to minority interests and other indebtedness as of June 30, 2006 and March 31, 2006, respectively. The following table summarizes the Company’s investment in land option agreements and their total purchase price (dollars in millions):

	As of
	June 30, 2006	March 31, 2006
Cash Deposits included in:
Land Held for Development and Sale	$265.8	$246.2
Land Held Under Option Agreements Not Owned	47.6	89.1

Total Cash Deposits in Inventory	313.4	335.3
Letters of Credit	25.4	29.0

Total Invested through Deposits or Secured with Letters of Credit	$338.8	$364.3

Total Purchase Price of Land Option Agreements	$9,485.1	$9,930.2

     In addition to lot options recorded pursuant to FIN 46, the Company recorded $45.3 million and $75.5 million as of June 30, 2006 and March 31, 2006, respectively, of land under the caption land held under option agreements not owned related to lot option agreements for which the Company’s deposits exceeded certain thresholds.

(I) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three months ended June 30, 2006 and 2005 is presented below:

	For the Three Months Ended June 30,
	2006	2005
Net Earnings	$160,257	$233,670
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	8,247	(5,707)
Foreign Currency Translation Adjustments	25	(13,683)

Comprehensive Income	$168,529	$214,280

     The unrealized gain or loss on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments in place as of June 30, 2006 is discussed in detail in Note (L), “Derivatives and Hedging.” Unrealized gain or loss on hedging instruments also includes other comprehensive income of $2.2 million related to terminated hedges executed in connection with the anticipated issuance of fixed-rate debt. This other comprehensive loss will be recognized in earnings over the remaining term of the respective fixed-rate debt. Accumulated other comprehensive income associated with Home Equity as of the date of disposition will be reclassified into earnings.

(J) BUSINESS SEGMENTS

     As of June 30, 2006, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     For the three months ended June 30, 2006 and 2005, intersegment revenues and cost of sales are included in the results of operations for the individual segments but have been eliminated in consolidation. Intersegment eliminations include the elimination of Construction Services’ revenues earned and costs and expenses incurred on multi-unit residential vertical construction with our Home Building business segment.

Home Building

     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.

     In September 2005, the Company sold all of its international homebuilding operations, which had previously been included in the Home Building segment, to a third party for cash. As a result of the sale, the operating results of the international homebuilding operations for the three months ended June 30, 2006 and 2005 have been reclassified to discontinued operations in the Statements of Consolidated Earnings. See Note (O), “Discontinued Operations,” for additional information.

Financial Services

     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $29.4 million and $23.4 million for the three months ended June 30, 2006 and 2005, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.

     On July 11, 2006, the Company completed the sale of Home Equity to an unrelated third party. The operating results of Home Equity for the three months ended June 30, 2006 and 2005 have been reclassified to discontinued operations in the Statements of Consolidated Earnings and all related assets and liabilities have been disclosed separately on the Consolidated Balance Sheets. See Note (O), “Discontinued Operations,” for additional information.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, multi-unit residential, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $2.4 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.

Other

     The Company’s Other segment includes corporate general and administrative expenses and interest expense. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting.

	For the Three Months Ended June 30, 2006
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$2,649.8	$122.7	$501.5	$31.3	$(31.9)	$3,273.4
Cost of Sales	(1,971.3)	(20.8)	(472.2)	(15.5)	30.2	(2,449.6)
Selling, General and Administrative Expenses	(407.8)	(78.8)	(22.5)	(41.8)	—	(550.9)
Earnings from Unconsolidated Entities	10.7	—	—	—	—	10.7

Earnings (Loss) Before Income Tax	$281.4	$23.1	$6.8	$(26.0)	$(1.7)	$283.6

	For the Three Months Ended June 30, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$2,399.2	$110.0	$366.1	$27.6	$(3.0)	$2,899.9
Cost of Sales	(1,710.7)	(12.8)	(344.3)	(13.7)	2.9	(2,078.6)
Selling, General and Administrative Expenses	(360.0)	(75.9)	(19.2)	(39.8)	—	(494.9)
Earnings from Unconsolidated Entities	12.4	—	0.1	—	—	12.5

Earnings (Loss) Before Income Tax	$340.9	$21.3	$2.7	$(25.9)	$(0.1)	$338.9

(K) INCOME TAXES

     Income tax expense totaled $108.1 million and $128.1 million for the three months ended June 30, 2006 and 2005, respectively. The Company’s effective tax rate was 38.1% for the three months ended June 30, 2006, which was relatively consistent with the 37.8% effective tax rate for the same period in the prior year.

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

Cash Flow Hedges

     Home Equity has interest rate swap agreements that, in effect, fix the variable interest rates on a portion of its outstanding debt. Home Equity also uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed-rate securitization debt used to finance sub-prime mortgages. These interest rate swap agreements are designated as cash flow hedges. The following table summarizes the interest rate swap agreements in place as of June 30, 2006 (dollars in thousands except as indicated):

	Notional	Fixed			Accumulated Other
	Value	Interest		Termination	Comprehensive
	(in millions)	Rate		Date	Income
Home Equity
Interest rate swaps	$145.6	5.34	% (1)	Through February 2013	$469
Interest rate swaps	$2,544.2	4.32	% (1)	Through May 2011	14,238

					$14,707

(1)	Weighted average fixed interest rates.

     The interest rate swap agreements are recorded at their fair value in assets of discontinued operations in the Consolidated Balance Sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of stockholders’ equity through other comprehensive income (loss). Fluctuations in the fair value of the ineffective portion of the derivative are reflected in the current period earnings, although such amounts were insignificant for the three months ended June 30, 2006. Accumulated other comprehensive income associated with Home Equity as of the date of disposition will be reclassified into earnings.

     Amounts to be received or paid under the swap agreements are recognized as changes in interest incurred on the related debt instruments.

Fair Value Hedges

     Financial Services, through CTX Mortgage Company, LLC, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a loss of approximately $0.2 million for the three months ended June 30, 2006. For the three months ended June 30, 2005, the amount of hedge ineffectiveness included in earnings was a gain of approximately $3.0 million.

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

     The net change in the estimated fair value of other derivatives resulted in a loss of approximately $0.3 million for the three months ended June 30, 2006, compared to a loss of approximately $1.6 million for the three months ended June 30, 2005.

(M) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the periods during which the amounts are deductible on the tax return. Based on the guidance provided by FSP 109-1, this deduction is accounted for as a special deduction under SFAS 109 which reduces income tax expense. The tax benefits resulting from the new deduction are reflected in the effective income tax rate of 38.1% and 37.8% for the three months ended June 30, 2006 and 2005, respectively.

     In July 2006, the FASB finalized and issued FIN 48, entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending March 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

(N) OFF-BALANCE SHEET OBLIGATIONS

     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (G), “Commitments and Contingencies.”

(O) DISCONTINUED OPERATIONS

Condensed Financial Information

     In September 2005, the Company sold its international homebuilding operations to an unrelated third party. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings.

     On July 11, 2006, the Company completed the sale of its sub-prime home equity lending operation, Home Equity, to an unrelated third party. For more detailed information on the sale of Home Equity, refer to Note (P), “Subsequent Events.” Home Equity’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the June 30, 2006 presentation.

     Summarized financial information for entities included in discontinued operations is set forth below:

	As of
	June 30, 2006 (1)	March 31, 2006 (1)
Assets
Cash and Cash Equivalents	$26,259	$787
Restricted Cash	368,293	277,114
Loans Held for Investment	7,134,438	6,867,658
Receivables	152,466	153,517
Property and Equipment, net	16,194	17,740
Deferred Income Taxes	29,831	74,156
Mortgage Securitization Residual Interest	56,559	56,831
Deferred Charges and Other, net	66,662	62,359

	$7,850,702	$7,510,162

Liabilities
Accounts Payable and Accrued Liabilities	$54,208	$70,434
Notes Payable	1,287,209	1,095,905
Long-term Debt	6,050,258	5,835,454

	$7,391,675	$7,001,793

	For the Three Months Ended June 30,
	2006 (1)	2005 (2)

Revenues	$152,943	$320,714
Costs and Expenses	(177,685)	(285,421)
Earnings from Unconsolidated Entities	—	266

Earnings (Loss) Before Income Taxes	(24,742)	35,559
Benefit (Provision) for Income Taxes	9,432	(12,728)

	$(15,310)	$22,831

(1)	Includes Home Equity only.

(2)	Includes Home Equity and International Home Building.

Residential Mortgage Loans Held for Investment

     Residential mortgage loans held for investment, including real estate owned, consisted of the following:

	As of
	June 30, 2006	March 31, 2006

Residential Mortgage Loans Held for Investment	$7,230,705	$6,967,034
Allowance for Losses on Residential Mortgage Loans Held for Investment	(96,267)	(99,376)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$7,134,438	$6,867,658

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Three Months Ended	For the Year Ended
	June 30, 2006	March 31, 2006

Balance at Beginning of Period	$99,376	$85,302
Provision for Losses	19,911	94,319
Losses Sustained, net of Recoveries of $324 and $1,499	(23,020)	(80,245)

Balance at End of Period	$96,267	$99,376

	For the Three Months Ended	For the Year Ended
	June 30, 2006	March 31, 2006
Allowance as a Percentage of Gross Loans Held for Investment	1.3%	1.4%
Allowance as a Percentage of 90+ Days Contractual Delinquency	48.5%	41.0%
90+ Days Contractual Delinquency (based on months)
Total Dollars Delinquent	$198,629	$242,241
% Delinquent	2.7%	3.5%

(P) SUBSEQUENT EVENTS

Sale of Home Equity

     On July 11, 2006, the Company completed the sale of Home Equity to an unrelated third party. The estimated total, net after-tax proceeds to the Company from the sale are initially approximately $540 million. These proceeds reflect the initial cash consideration paid by the purchaser in the amount of approximately $550 million (the “Initial Purchase Price”), as adjusted for expenses associated with the sale, certain tax benefits to the Company and estimated post-closing adjustments. The Initial Purchase Price was based on an estimate of the book value of Home Equity, plus a premium calculated in accordance with agreed upon formulas and procedures. The book value component and the premium component of the Initial Purchase Price are subject to post-closing adjustments to reflect the actual book value of Home Equity as of the closing date and to reflect, among other things, the amount and value of the home equity loans and certain other assets of Home Equity as of the closing date. The premium component of the Initial Purchase Price is also subject to a post-closing adjustment based upon the volume of mortgage loans originated by Home Equity during a two-year period after the closing date (the “Volume Incentive Adjustment”) as described below.

     The Company currently expects that the procedures required to effect the post-closing adjustments to the Initial Purchase Price will be completed within approximately 60 to 90 days after the closing date. There can be no assurance as to the timing of the completion of the adjustments or the results thereof.

     The Volume Incentive Adjustment will depend primarily upon the total volume of mortgage loans originated by Home Equity during the two-year period after the closing date. The maximum additional amount that could be payable to the Company as a result of the Volume Incentive Adjustment is $30 million. However, under certain circumstances, such provisions could require the Company to repay up to $10 million of the amounts previously received from the purchaser. There can be no assurance as to the results of the Volume Incentive Adjustment, which will depend on the future operating results of Home Equity and other future events, many of which are outside of the Company’s control.

Other

     In July 2006, the Company repurchased an aggregate of 1.0 million shares of common stock at a total purchase price of $50.8 million, including commissions paid.

     In July 2006, the Company granted 49,760 stock options and 20,950 shares of restricted stock to the Company’s directors. The total value of these grants was $2.0 million.

(Q) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the June 30, 2006 presentation, including reclassification of distribution of earnings from joint ventures to cash flows from operating activities and reclassifications of discontinued operations.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

Executive Summary

     The following charts summarize certain key line items of our results of operations by business segment for the three months ended June 30, 2006 and 2005 (dollars in millions):

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.

     Revenues for the three months ended June 30, 2006 increased 12.9% to $3.3 billion as compared to the three months ended June 30, 2005. Earnings from continuing operations before income taxes for the three months ended June 30, 2006 decreased 16.2% to $284 million as compared to the same period in the prior year.

     The growth in our revenues during the three months ended June 30, 2006 is primarily due to an increase in average sales prices for our homes. The decrease in our operating earnings during the same period is primarily attributable to an increase in discounts and sale incentives for our homes, coupled with an increase in write-offs of land deposits and pre-acquisition costs as compared to the prior year. Increased discounts and sales incentives were primarily the result of higher housing inventories in key markets and other market conditions described below. Write-offs of land deposits and pre-acquisition costs were related primarily to a reevaluation of selected homebuilding projects in light of changing market conditions.

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

     In the past few months, we have experienced declines in sales orders. These declines in sales orders are primarily attributable to the following factors, which vary based upon geographic market and product segment:
•	increased inventory of new and used homes for sale,
•	a decline in homebuyer consumer confidence, and
•	an increase in mortgage interest rates
     The increase in inventory of new and used homes is reflective of speculative investors becoming net sellers of homes rather than net buyers, as well as, the inability of prospective buyers of new homes to sell their existing homes. The decline in homebuyer consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has created a decline in urgency based upon a general uncertainty that now may not be the best time to buy a home. Additionally, mortgage interest rates have trended higher over the past twelve months, which negatively impacts the affordability of homes. Consistent with these factors, we continue to experience substantial increases in customer cancellations, which have resulted in declines in sales orders (net of cancellations) of our homes in a majority of markets. For the three months ended June 30, 2006 and 2005, cancellation rates were 32.7% and 20.9%, respectively. We also have experienced a significant decline in operating margin primarily attributable to discounts and sales incentives and other actions taken in response to local market conditions. Continued deterioration in market conditions would result in further declines in sales of our homes and margin deterioration.

     Financial Services’ operating results for the three months ended June 30, 2006 improved as a result of increases in revenues from loan sales to investors and interest income. These positive trends were partially offset by increases in funding costs and selling, general and administrative expenses. Since CTX Mortgage Company, LLC does not recognize revenue on its originated loans until they are sold to third party investors, the decline in Home Building sales could have a negative impact on CTX Mortgage Company, LLC’s future operating results. Refinancing activity has declined due to an extended period of relatively low mortgage loan rates, which reduced the supply of loans likely to be refinanced. Recent increases in mortgage loan rates have helped to prolong this trend, which may continue in future periods. CTX Mortgage Company, LLC will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them.

     The results of operations of certain of our segments, including our Home Building and Financial Services operations, may be adversely affected by increases in short-term and long-term interest rates. A significant increase in short-term interest rates above current prevailing levels could have an adverse effect on funding costs of our Financial Services operations. A significant increase in long-term interest rates above current prevailing levels could increase mortgage interest rates, which could affect the demand for housing, at least in the short term, by reducing the ability or willingness of prospective home buyers to finance home purchases. In addition, an increase in mortgage interest rates could curtail mortgage refinance activity. Although we expect that we would make adjustments in our operations in an effort to mitigate the effects of any increase in mortgage interest rates, there can be no assurances that these efforts would be successful.

     Our Construction Services segment operating earnings for the three months ended June 30, 2006 increased as a result of an increase in construction revenue as compared to the prior year and also because approximately $2.5 million in costs were incurred in the quarter ended June 30, 2005 for the merging of two offices. At June 30, 2006, Construction Services’ backlog was $2.90 billion, an increase of 23.1% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments which provide greater opportunity to achieve growth in Construction Services’ revenues and operating earnings.

     On May 11, 2006, our Board of Directors authorized the repurchase of an additional 12 million shares. In the three months ended June 30, 2006, we repurchased an aggregate of 3.5 million shares of our common stock at a total purchase price of $187.2 million, including commissions paid. As of June 30, 2006, our remaining share repurchase authorization totaled 11.0 million shares. In July 2006, we repurchased an aggregate of 1.0 million shares of our common stock at a total purchase price of $50.8 million, including commissions paid.

      On July 11, 2006, we completed the sale of our sub-prime home equity lending operation. Home Equity, to an unrelated third party. We estimate total, net after-tax proceeds will approximate $540 million, subject to certain post-closing adjustments. The purchase price consisted of a payment based on the book value of the company, plus a premium calculated in accordance with agreed upon formulas and procedures. Additionally, we have the potential to receive an additional payment based on the volume of mortgage loans originated by Home Equity during the two-year period after the closing. For additional information regarding the sale of Home Equity, refer to Note (P), “Subsequent Events,” of the Notes to Consolidated Financial Statements and our Current Report on Form 8-K dated July 14, 2006.

HOME BUILDING

     The following summarizes the results of our Home Building operations for the three months ended June 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Revenues — Housing	$2,562.0	8.6%	$2,358.1	25.9%
Revenues — Land Sales and Other	87.8	113.6%	41.1	53.4%
Cost of Sales — Housing	(1,866.5)	11.5%	(1,673.6)	22.9%
Cost of Sales — Land Sales and Other	(104.8)	182.5%	(37.1)	5.7%
Selling, General and Administrative Expenses	(407.8)	13.3%	(360.0)	25.7%
Earnings from Unconsolidated Entities	10.7	(13.7%)	12.4	59.0%

Operating Earnings	$281.4	(17.5%)	$340.9	52.5%

Operating Earnings as a Percentage of Revenues:
Housing Operations	11.2%	(2.6)	13.8%	1.8
Total Homebuilding Operations	10.6%	(3.6)	14.2%	2.4

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Units Closed
Mid-Atlantic	1,653	7.0%	1,545	18.6%
Southeast	1,298	(10.7%)	1,453	11.0%
Midwest	1,551	(0.9%)	1,565	2.7%
Southwest	2,314	5.8%	2,188	10.1%
West Coast	1,502	1.2%	1,484	17.9%

	8,318	1.0%	8,235	11.5%

Average Sales Price Per Unit
Mid-Atlantic	$329,082	2.2%	$321,863	12.4%
Southeast	$306,578	12.7%	$271,989	12.2%
Midwest	$228,729	7.0%	$213,807	1.5%
Southwest	$210,627	21.5%	$173,309	9.7%
West Coast	$517,975	2.2%	$506,604	16.6%
Total Home Building	$308,014	7.6%	$286,354	12.9%

     Revenues increased in the three months ended June 30, 2006 as compared to the same period in the prior year primarily due to increases in average sales prices. All regions experienced increases in average sales prices, which are net of any customer discounts. Customer discounts increased 4.8% of housing revenue, up from 1.9% in the prior year. For the three months ended June 30, 2006, our growth rate in closings has declined when compared to the prior year as a result of decreases in sales orders for the past two quarters. We expect that the decreases in sales orders will significantly affect our closings in the near term, and will result in declines in closings in future quarters.

     The increase in unit closings is reflective of an increase in average operating neighborhoods. On the other hand, closings per average neighborhood decreased as outlined in the table below.

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Average Operating Neighborhoods (1)	669	10.6%	605	6.1%
Closings Per Average Neighborhood	12.4	(8.8%)	13.6	4.6%
(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.

     The increase in average operating neighborhoods for the three months ended June 30, 2006 is primarily the result of the closing out of neighborhoods at a slower rate as compared to the prior year. For the three months ended June 30, 2006, we opened 327 new neighborhoods and closed out of 250 neighborhoods.

     Operating margins (consisting of operating earnings as a percentage of revenues) declined to 10.6% for the three months ended June 30, 2006 as compared to 14.2% for the three months ended June 30, 2005. The decrease in operating margins is reflective of an increase in discounts and sales incentives for our homes, coupled with an increase in write-offs of land deposits and pre-acquisition costs as compared to the prior year. We periodically write off deposits and pre-acquisition costs as a component of our ongoing land acquisition process and evaluation of potential market opportunities, which is reflective of our decision not to exercise an option or consummate a land acquisition as a result of changes in market conditions or other factors. Write-offs of land deposits and pre-acquisition costs included in cost of sales — land sales and other amounted to $36.3 million for the three months ended June 30, 2006.

     Operating margins also decreased due to increases in selling, general and administrative expenses as a percentage of revenues. Selling, general and administrative expenses include all homebuilding employee compensation and related benefits, selling commissions and marketing and advertising costs. Selling, general and administrative expenses increased for the three months ended June 30, 2006 primarily due to increases in advertising, marketing and selling expenses to stimulate sales in light of current housing industry conditions as outlined above, as well as a slight increase in employee compensation and related benefits.

     Revenues from land sales and other increased 113.6% to $87.8 million as compared to the prior year. The timing and amount of land sales vary from period to period based on several factors, including the location, size, availability and desirability of the land we own in each market. We deploy disciplined capital allocation and management strategies and processes in each of our markets. We also have individual market-focused land acquisition and entitlement resources. The execution of our capital management strategies, combined with the value created by our land acquisition and entitlement teams, result in sales of parcels of land from time to time. In some cases, the purpose of these sales may be to take advantage of an opportunity to realize value that has been created through the entitlement process for parcels on which we are not likely to be able to build homes for some time. These sales may also fund the acquisition of more desirable tracts in a market. Additionally, in certain situations, we may acquire more land than is required to support our planned growth in a particular geographic area. In addition, our resort and second home operations sell land in the normal course of conducting their operations.

     The following tables summarize sales orders and backlog units:

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Sales Orders (in Units)
Mid-Atlantic	1,549	(22.9%)	2,010	36.2%
Southeast	1,039	(43.4%)	1,835	(4.7%)
Midwest	1,480	(9.5%)	1,635	3.9%
Southwest	2,563	(14.9%)	3,013	29.0%
West Coast	1,619	(15.9%)	1,926	12.0%

	8,250	(20.8%)	10,419	15.4%

Sales Per Average Neighborhood	12.3	(28.5%)	17.2	8.9%

	As of
	June 30, 2006		March 31, 2006
		Change		Change
Backlog Units
Mid-Atlantic	2,969	(3.4%)	3,073	(11.2%)
Southeast	3,857	(6.3%)	4,116	(17.8%)
Midwest	2,684	(2.6%)	2,755	(15.8%)
Southwest	4,343	6.1%	4,094	11.0%
West Coast	3,466	3.5%	3,349	5.9%

	17,319	(0.4%)	17,387	(6.5%)

     Sales orders declined in each of the regions in which we do business, with the most pronounced declines being experienced in the Southeast and Mid-Atlantic regions. These declines led to a decrease in backlog in all regions other than the Southwest and West Coast, which experienced relatively small increases in backlog. As previously discussed, some of the factors we believe are contributing to the decrease in sales and backlog are increased inventory of new and used homes for sale, a decline in homebuyer consumer confidence and an increase in mortgage interest rates. Certain of these factors are evidenced by lower customer traffic and increases in cancellation rates. For the three months ended June 30, 2006 and 2005, cancellation rates were 32.7% and 20.9%, respectively.

     The following table summarizes our land position as of June 30, 2006 and March 31, 2006:

	As of June 30,			As of March 31,
	2006			2006
	Lots Owned	Lots Controlled	Total Lots	Lots Owned	Lots Controlled	Total Lots

Mid-Atlantic	20,596	45,706	66,302	20,036	49,421	69,457
Southeast	28,475	43,243	71,718	27,830	41,011	68,841
Midwest	13,955	16,564	30,519	14,133	18,724	32,857
Southwest	29,953	36,147	66,100	27,832	40,390	68,222
West Coast	19,997	27,954	47,951	18,997	37,347	56,344

	112,976	169,614	282,590	108,828	186,893	295,721

Change(1)	3.8%	(9.2%)	(4.4%)	2.1%	(0.1%)	0.7%
(1)	From previous quarter.

     Our total land position decreased 4.4% as of June 30, 2006 as compared to a slight increase in the prior quarter. The decrease in our land position for the three months ended June 30, 2006 is reflective of our decision to decelerate land purchases and new lot option arrangements, as well as to walk away from certain existing lots controlled under option agreements. Our total land position owned or controlled under option agreements at June 30, 2006 will provide land for approximately 100% of closings for fiscal year 2007, 94% of closings for fiscal year 2008, and 75% of closings for fiscal year 2009 based on our current closing projections. Included in our total land position are approximately 36,555 and 35,063 lots controlled through joint venture arrangements as of June 30, 2006 and March 31, 2006, respectively. We have completed our due diligence on 70,582 lots that we control (including certain of such lots controlled through joint ventures).

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

     The following summarizes Financial Services’ results for the three months ended June 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Revenues	$122.7	11.5%	$110.0	0.8%
Cost of Sales	(20.8)	62.5%	(12.8)	80.3%
Selling, General and Administrative Expenses	(78.8)	3.8%	(75.9)	8.4%

Operating Earnings	$23.1	8.5%	$21.3	(33.4%)

Operating Margin	18.8%	(0.6)	19.4%	(9.9)

Interest Margin	$8.5	(19.8%)	$10.6	(32.5%)

Average Interest Earning Assets	$1,574.3	5.7%	$1,489.5	(10.4%)
Average Yield	7.46%	1.17	6.29%	0.82
Average Interest Bearing Liabilities	$1,541.3	3.6%	$1,488.1	(7.1%)
Average Rate Paid	5.43%	1.97	3.46%	1.74

     The revenues and operating earnings of CTX Mortgage Company, LLC and its related companies are derived from the sale of mortgage loans, together with all related servicing rights, title and other various insurance coverages, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on residential mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.

     In the normal course of its activities, CTX Mortgage Company, LLC and its related companies carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans held for sale and interest expense on debt used to fund the mortgage loans.

     Our business strategy of selling prime loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and liquidity of the prime mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and is consolidated with our Financial Services segment. HSF-I’s debt and subordinated certificates do not have recourse to us. We do not guarantee the payment of any debt or subordinated certificates of HSF-I and are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I.

     Revenues for the three months ended June 30, 2006 increased year over year due to increases in loan sales to investors and interest income. Loan funding costs also increased as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the decrease in interest margin for the three months ended June 30, 2006. The increase in selling, general and administrative expenses in the three months ended June 30, 2006 is primarily related to an increase in compensation costs related to brokered loan production.

     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, known collectively as gain on sale of mortgage loans, and (2) loans brokered to third party lenders and fees received for related broker services for the three months ended June 30, 2006 and 2005 (dollars in millions, except average loan size):

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Loan Sales to Investors
Volume	$2,857.2	11.9%	$2,553.2	(0.6%)
Number of Loans Sold	14,312	8.4%	13,197	(13.2%)
Gain on Sale of Mortgage Loans	$46.6	18.3%	$39.4	16.2%

Loans Brokered to Third Party Lenders
Volume	$957.1	9.4%	$874.9	3.3%
Number of Brokered Loans	3,237	(5.1%)	3,412	(5.3%)
Broker Fees	$18.6	3.3%	$18.0	11.8%

Average Loan Size
Loans Sold to Investors	$199,634	3.2%	$193,470	14.5%
Loans Brokered to Third Party Lenders	$295,670	15.3%	$256,421	9.0%

     Gain on sale of mortgage loans increased at a higher rate than the volume of loan sales to investors as a result of an increase in average income received from mortgage servicing rights.

     CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is closed as an originated loan or cancelled. New application data presented below includes loan applications received, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Open Applications — Beginning	23,219	(6.8%)	24,912	(7.1%)

New Applications	25,409	(17.8%)	30,919	1.3%
Canceled Applications	(10,229)	3.8%	(9,854)	(16.6%)

Net Applications	15,180	(27.9%)	21,065	12.5%

Originated Loans	(14,982)	(16.4%)	(17,930)	(6.5%)

Open Applications — Ending	23,417	(16.5%)	28,047	6.4%

     The table below provides a comparative analysis of mortgage loan originations for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Origination Volume (in millions)	$3,488.1	(8.7%)	$3,820.7	9.1%
Number of Originated Loans
Builder	6,065	7.9%	5,619	12.0%
Retail	8,917	(27.6%)	12,311	(13.0%)

	14,982	(16.4%)	17,930	(6.5%)

Average Loan Size — Originated Loans	$232,800	9.2%	$213,100	16.7%

     Builder originations for the three months ended June 30, 2006 increased as a result of an increase in Home Building’s closings and our continued focus on serving this customer base. For the three months ended June 30, 2006, CTX Mortgage Company, LLC originated 77% of the non-cash unit closings of Home Building’s customers, versus 75% for the same period in the prior year. Total origination volume decreased as a result of a decrease in retail originations caused by higher mortgage interest rates.

     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Refinancing activity accounted for 17% and 20% of its originations for the three months ended June 30, 2006 and 2005, respectively. Any significant increase in mortgage interest rates above current prevailing levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or curtail mortgage refinance activity.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three months ended June 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Revenues	$501.5	37.0%	$366.1	(15.7%)
Operating Earnings	$6.8	151.9%	$2.7	(40.0%)

New Contracts Executed	$442.1	(38.4%)	$718.2	112.5%

	As of June 30,
	2006		2005
		Change		Change
Backlog of Uncompleted Contracts	$2,897.3	23.1%	$2,353.3	42.6%

     Construction Services’ revenues are impacted by the nature and size of construction projects, the stage of completion and the construction schedule as defined by project owners. Revenues for the three months ended June 30, 2006 increased as compared to the same period in the prior year primarily due to a substantial increase in backlog in prior periods resulting in a larger portfolio of work from which revenue was realized in this period. The increase in operating earnings for the three months ended June 30, 2006 is primarily the result of the larger portfolio of jobs and improved job profit margins. For the three months ended June 30, 2006, there has been an increase in active multi-unit residential projects, which have higher profit margins while at the same time lower margin jobs have completed and dropped out of the mix of business. As of June 30, 2006, we had 236 active projects which represent a 5.6% decrease over the same period in the prior year. The decrease in new contracts executed for the three months ended June 30, 2006 was due primarily to several large contracts executed during the three months ended June 30, 2005, which did not occur in the three months ended June 30, 2006. The increase in backlog of uncompleted contracts was primarily due to an increase in the average contract values for projects in backlog as compared to the same period in the prior year. Construction Services defines backlog as the uncompleted portion of all signed contracts. Construction Services’ multi-unit residential backlog of $1.53 billion includes $256.0 million of vertical construction projects for our Home Building business segment.

     Construction Services has also been awarded work that is pending execution of a signed contract. At June 30, 2006 and 2005, such work, which is not included in backlog, was approximately $2.15 billion and $2.24 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER

     Our Other segment includes our home services operations, investment real estate operations, corporate general and administrative expense, and interest expense.

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Operating Loss from Home Services Operations	$(1.7)	(34.6%)	$(2.6)	—
Operating Loss from Investment Real Estate Operations	(0.1)	—	(0.1)	(101.0%)
Corporate General and Administrative Expense	(24.2)	17.5%	(20.6)	5.1%
Interest Expense	—	(100.0%)	(2.6)	(40.9%)

Operating Loss	$(26.0)	0.4%	$(25.9)	55.1%

     Our home services revenues increased 20.8% to $31.4 million in the three months ended June 30, 2006 as compared to the same period in the prior year. This increase in revenues is the result of an expanded customer base. We had 374 thousand pest defense customers as of June 30, 2006 as compared to 287 thousand as of June 30, 2005. The decrease in our home services division’s operating loss for the three months ended June 30, 2006 is primarily due to the increase in revenues and leverage in selling, general and administrative expenses.

     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The increase in corporate general and administrative expenses in the three months ended June 30, 2006 is primarily related to incremental employee compensation related to the acceleration of certain executive compensation costs for the June 30, 2006 retirement of an executive officer.

     For further information on interest expense, see Note (B), “Statements of Consolidated Cash Flows — Supplemental Disclosures,” of the Notes to Consolidated Financial Statements.

     Our effective tax rate was at 38.1% for the three months ended June 30, 2006, which was relatively consistent with the 37.8% effective tax rate for the same period in the prior year.

DISCONTINUED OPERATIONS

     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings.

     On July 11, 2006, we completed the sale of Home Equity to an unrelated third party. Home Equity’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and any assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the June 30, 2006 presentation.

     For additional information on our discontinued operations, see Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

International Home Building

     Discontinued operations for the three months ended June 30, 2005 included international home building operation revenues and operating earnings of $126.9 million and $9.9 million, respectively.

Sub-Prime Home Equity Lending

     The following summarizes the results of our sub-prime home equity lending operations for the three months ended June 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended June 30,
	2006		2005
		Change		Change
Revenues	$154.3	(21.0%)	$195.4	18.3%
Cost of Sales	(92.1)	12.9%	(81.6)	49.5%
Selling, General and Administrative Expenses:
Operating Expenses	(65.7)	7.7%	(61.0)	4.8%
Loan Loss Provision	(19.9)	(21.3%)	(25.3)	(5.6%)

Operating Earnings	$(23.4)	(185.1%)	$27.5	7.4%

Interest Margin	$48.6	(36.7%)	$76.8	(6.2%)

Average Interest Earning Assets	$7,017.4	(14.1%)	$8,165.5	21.0%
Average Yield	8.01%	0.25	7.76%	(0.33)
Average Interest Bearing Liabilities	$7,230.4	(13.5%)	$8,355.8	19.7%
Average Rate Paid	5.09%	1.18	3.91%	0.78

     The revenues of Home Equity decreased primarily as a result of a reduction in the total average outstanding portfolio of residential mortgage loans held for investment, a decrease in the volume of performing whole loan sales, and also as a result of non-performing whole loan sales to third parties at a loss. Home Equity recorded $13.3 million in net operating losses related to the whole loan sales for the three months ended June 30, 2006, and $10.6 million in net revenue and operating earnings related to the whole loan sales for the three months ended June 30, 2005. Whole loan sales activity for the three months ended June 30, 2006, was negatively impacted by sales of non-performing loans at a discounted price. The selling of performing whole loans has the effect of increasing current operating earnings but decreasing future interest margin that would have been recognized had the loans been securitized or retained as inventory. Home Equity’s strategy is to originate loans for investment with the intent to securitize. However, a program of whole loan sales is a component of Home Equity’s diversification of funding sources. Whole loan sales vary from period to period based upon market conditions and Home Equity’s funding requirements.

     Cost of sales is interest expense, which increased for the three months ended June 30, 2006 as a result of increases in interest rates on floating rate debt, slightly offset by a decrease in our average debt outstanding as compared to the same period in the prior year.

     Operating expenses include all employee compensation and related benefits, marketing, advertising and occupancy costs. Operating expenses for the three months ended June 30, 2006 increased primarily as a result of costs related to the sale of Home Equity, including increases in marketing, advertising and legal expenses.

     The decrease in operating earnings for the three months ended June 30, 2006 is primarily attributable to the decrease in our portfolio of residential mortgage loans held for investment which translated into a decrease in interest income, as well as a decrease in whole loan sale net revenues. In the three months ended June 30, 2006, interest margin decreased primarily as a result of higher borrowing costs, as well as increased competitive industry conditions.

     Average interest earning assets and liabilities for the three months ended June 30, 2006 decreased primarily as a result of the decrease in our portfolio of residential mortgage loans held for investment.

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by the operating, investing and financing activities for the three months ended June 30, 2006 and 2005 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Three Months Ended June 30,
	2006	2005
Net Cash Provided by (Used in)
Centex*
Operating Activities	$(850,138)	$(689,343)
Investing Activities	44,902	(54,993)
Financing Activities	843,129	301,727
Effect of Exchange Rate on Cash	—	(474)

	37,893	(443,083)

Financial Services
Operating Activities	293,278	(213,622)
Investing Activities	(287,977)	(321,867)
Financing Activities	20,648	538,873

	25,949	3,384

Centex Corporation and Subsidiaries
Operating Activities	(549,044)	(973,032)
Investing Activities	(265,121)	(331,793)
Financing Activities	878,007	865,600
Effect of Exchange Rate on Cash	—	(474)

Net Increase (Decrease) in Cash	$63,842	$(439,699)

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand-alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidating Cash Flows have not been restated for discontinued operations. As a result, all international homebuilding cash flows are included with the Centex cash flows and all Home Equity cash flows are included with the Financial Services cash flows.

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and other short-term credit arrangements, and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the three months ended June 30, 2006 and 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building’s inventories relating to the units under construction during the period, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity, offset by scheduled debt maturities and share repurchases.

     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed credit facilities, proceeds from the sale of mortgage loans to HSF-I and investors, Home Equity’s securitizations and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held by Home Equity for investment and origination and servicing fees. Financial Services’ cash used in investing activities was primarily to finance an increase in Home Equity’s residential mortgage loans held for investment. The funds provided by Financial Services’ financing activities were primarily from new debt used to fund residential mortgage loan activity.

     Our existing credit facilities and available capacity as of June 30, 2006 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$500,000
Letters of Credit	835,000	460,974

	2,085,000	960,974	(1) (2)
Unsecured Credit Facility	150,000	150,000	(3)

	2,235,000	1,110,974

Financial Services
Secured Credit Facilities	740,000	385,518	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,646,000

	3,740,000	2,031,518

	$5,975,000	$3,142,492	(5)

Discontinued Operations (6)
Mortgage Servicer Advance Facility	$100,000	$31,882
Secured Credit Facilities	300,000	91,592
Harwood Street Funding II, LLC Facility	4,000,000	2,865,461

	$4,400,000	$2,988,935

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of June 30, 2006, the $1.25 billion commercial paper program had $750 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	CTX Mortgage Company, LLC maintains $740 million of secured, committed mortgage warehouse facilities to finance mortgages.

(5)	The amount of available capacity for continuing operations consists of $2,992.5 million of committed capacity and $150.0 million of uncommitted capacity as of June 30, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.

(6)	In connection with the sale of Home Equity on July 11, 2006, all of these credit facilities have been terminated or called for redemption.

     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of mortgage loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to eliminate credit risks associated with mortgage warehousing. HSF-I is consolidated pursuant to the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46; accordingly, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.

     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At June 30, 2006, we were in compliance with all these covenants.

     As of June 30, 2006, our short-term debt was $2.40 billion, of which $1.65 billion was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.

     Our outstanding debt (in thousands), excluding discontinued operations, as of June 30, 2006 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$750,750
Senior Debt:
Medium-term Note Programs, weighted-average 5.98%, due through 2008	258,000
Senior Notes, weighted-average 5.89%, due through 2017	3,708,814
Other Indebtedness, weighted-average 6.37%, due through 2018	24,312
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,941

4,841,817

Financial Services
Short-term Debt:
Short-term Notes Payable	354,482
Harwood Street Funding I, LLC Secured Liquidity Notes	1,291,503
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 7.33%, due through 2010	60,000

1,705,985

$6,547,802

     On May 11, 2006, our Board of Directors authorized the repurchase of an additional 12 million shares. In the three months ended June 30, 2006, we repurchased an aggregate of 3.5 million shares of our common stock at a total purchase price of $187.2 million, including commissions paid. As of June 30, 2006, our remaining share repurchase authorization totaled 11.0 million shares.

     During the three months ended June 30, 2006, the principal amount of our outstanding long-term debt increased $236.0 million resulting from (dollars in millions):

	Debt Type	Amount

Centex
Issuances	Senior Note	$500.0

Retirements	Medium-term Note	(100.0)

Other Indebtedness	Various	(164.0)

Total		$236.0

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

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of
	June 30, 2006	March 31, 2006

Number of Joint Ventures	49	52

Investment in Joint Ventures	$284,199	$307,779

Total Joint Venture Debt	$1,124,471	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$423,854	$388,428

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (1) (3)	$223,626	$228,603
Repayment Guarantee (2) (3)	13,524	8,136

Total Limited Recourse Debt	$237,150	$236,739

(1)	We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. We could be required to contribute additional capital to these joint ventures to the extent the loan to value ratio falls below the specified ratio. We have not been requested to perform under any of our limited maintenance guarantees.

(2)	We have guaranteed repayment of a portion of certain joint venture debt limited to our ownership percentage of the joint venture or a percentage thereof.

(3)	These amounts represent our maximum exposure based on the joint ventures’ debt at each respective date.

     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Certain joint venture agreements require us to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, we would be liable for incremental costs to complete development. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. We have not been requested to perform under any of these guarantees.

     We also have investments in joint ventures related to our Construction Services and Other segments totaling $2,677 and $2,605 as of June 30, 2006 and March 31, 2006, respectively.

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

Impairment of Long-Lived Assets

     Housing projects, land held for development and sale (including direct construction costs, capitalized interest and real estate taxes) and property, plant and equipment are assessed for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No significant impairments of long-lived assets were recorded in the three months ended June 30, 2006 and 2005. See additional information on land write-offs under Inventory Valuation below.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (E), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. Goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in the three months ended June 30, 2006 and 2005.

Inventory Valuation

     Housing projects are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell.

     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses include all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each home paid to third parties. Land acquisition, land development and home construction costs do not include employee related compensation and benefit costs. The specific construction and allocated land costs of each home are included in direct construction. Allocated land acquisition and development costs are estimated based on the total costs expected in a project. Direct construction also includes amounts paid through the closing date of the home for construction materials and subcontractor costs, plus an accrual for estimated costs incurred but not yet paid, based on an analysis of budgeted construction costs. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project; however, such costs are charged to expense for neighborhoods where all or substantially all homes have already been closed.

     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs and land that will not begin development in the next two years. Whether we elect to go forward with land purchases is dependent on a number of factors, including changes in market conditions in the area where the planned development is located. To the extent we determine that we will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales. During the three months ended June 30, 2006, $36.3 million of land deposits and pre-acquisition costs was written off. Included in the cost of land sales and other were write-offs of option deposits and pre-acquisition costs that were classified as land held for development.

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

     We determine if we are the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. Based on this evaluation, if we are the primary beneficiary of those entities with which we have entered into land option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, land held under option agreements not owned, with a corresponding increase in minority interests. See Note (H), “Land Held Under Option Agreements Not Owned and Other Land Deposits,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.

     In addition to land held under option agreements recorded pursuant to the provisions of FIN 46, to the extent our land option deposit exceeds certain thresholds, we recognize the option arrangement by recording land at the total option purchase price and related obligation in accrued liabilities.

Warranty Accruals

     Home Building offers a ten-year limited warranty for most homes constructed and sold. The warranty covers defects in materials or workmanship in the first two years of the home and certain designated components or structural elements of the home in the third through tenth years. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Although we consider the warranty accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

Loan Origination Reserve

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated based upon, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects management’s judgment of the loss exposure at the end of the reporting period.

     Although we consider the loan origination reserve reflected in our consolidated balance sheet at June 30, 2006 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Insurance Accruals

     We have certain self-insured retentions and deductible limits under our workers’ compensation, automobile and general liability insurance policies for which reserves are actuarially determined based on claims filed and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. We periodically assess the adequacy of our insurance accruals and adjust the amounts as necessary. Although we consider the insurance accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Staff Position 109-1, or FSP 109-1, Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the periods during which the amounts are deductible on the tax return. Based on the guidance provided by FSP 109-1, this deduction is accounted for as a special deduction under SFAS 109 which reduces income tax expense. The tax benefits resulting from the new deduction are reflected in the effective income tax rate of 38.1% and 37.8% for the three months ended June 30, 2006 and 2005, respectively.

     In July 2006, the FASB finalized and issued FIN 48, entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of our fiscal year ending March 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.

     Certain information included in this Report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, as amended. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future development in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. Such statements include information related to anticipated operating results, financial resources, changes in interest rates, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized by our investment in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, supply and demand in the homebuilding market, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, the completion of and effects from planned transactions and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public.

     Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control and certain of which are listed above. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Report or another report or public statement made by us, including the risk factor section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (which is hereby incorporated by reference), will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and mortgage loans receivable. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the outstanding debt that is subject to changes in interest rates. We utilize forward sale commitments to mitigate the risk associated with the majority of our mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, we do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     There have been no material changes in our market risk since March 31, 2006. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and Note (L), “Derivatives and Hedging,” of the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

     For a discussion of certain litigation and similar proceedings in which we are involved, please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors

     Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (“2006 Form 10-K”).

     The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2006 Form 10-K.

     As previously disclosed in a risk factor contained in our 2006 Form 10-K, in recent periods we reported declines or slower growth rates in the volume of homes sold, which could signal a downturn in the homebuilding industry. These trends became more pronounced during the quarter ended June 30, 2006, and we experienced a significant decline in sales orders in all of the principal areas in which we operate. We attribute these developments to, among other things, increased inventory of new and used homes for sale, a decline in homebuyer consumer confidence and an increase in mortgage interest rates. These developments have had and may continue to have a material adverse effect on our financial condition and results of operations. See 2006 Form 10-K, Item 1A, “Home Building — Deterioration in economic conditions generally or in the market regions where we operate could decrease demand and pricing for new homes and adversely affect our results of operations.”

     As previously disclosed in another risk factor contained in our 2006 Form 10-K, there is often a significant lag time between when we contract to acquire land for development and when we sell homes in neighborhoods we have planned, developed, and constructed. During the quarter ended June 30, 2006, we decided not to pursue development and construction in certain areas where we held land or had made option deposits, which resulted in significant write-offs of land deposits and pre-acquisition costs. These write-offs adversely affected our operating earnings and operating margins during the quarter ended June 30, 2006. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, which would lead to further write-offs. See 2006 Form 10-K, Item 1A, “Home Building — The lag between when we acquire land and when we sell homes in our communities can make our operations susceptible to the effects of rapid changes in market conditions.”

     Our 2006 Form 10-K included a risk factor related to our then planned disposition of Home Equity. See 2006 Form 10-K, Item 1A, “Discontinued Operations — There are uncertainties associated with our planned disposition of Home Equity.” On July 14, 2006, we announced in a Current Report on Form 8-K the consummation on July 11, 2006 of the sale of Centex Home Equity Company, LLC, our sub-prime home equity lending operations. As a result, the risks relating to the closing of the transaction are no longer applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

     We regularly repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended June 30, 2006:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
April 1-30	18,225	$61.74	—	2,500,000
May 1-31	2,500,000	$54.85	2,500,000	12,000,000
June 1-30	1,016,864	$50.04	1,000,000	11,000,000

Total (1) (2)	3,535,089	$53.50	3,500,000

(1)	Of the 3,535,089 shares repurchased for the quarter ended June 30, 2006, 35,089 shares represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

(2)	Except as provided in Note (1), all share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.

     In December 2005, the Board of Directors increased our share repurchase authorization by an additional 5.0 million shares. On May 11, 2006, the Company’s Board of Directors authorized the repurchase of an additional 12 million shares. Of the 3.5 million shares purchased during the three months ended June 30, 2006, as part of publicly announced plans, 2.5 million shares represent shares of common stock repurchased pursuant to the December 2005 Board of Directors’ authorization. The 2.5 million share repurchase completed the December 2005 Board of Directors’ authorization. The remaining 1.0 million shares represent shares of common stock repurchased pursuant to the May 2006 Board of Directors’ authorization. Purchases are made in the open market or in block purchases, and such transactions may be effected from time to time or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

Item 6. Exhibits

     The following documents are filed as part of this Report.

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Amended and Restated By-Laws of Centex dated October 11, 2005 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 12, 2005).

4.1	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as Exhibits 4.5 and 4.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to pooling and servicing agreements or similar agreements in connection with certain asset securitizations involving certain subsidiaries of Centex, which agreements have been filed with the SEC as exhibits to various registration statements of CHEC Funding, LLC or to reports incorporated by reference in such registration statements, (c) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (d) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Form of non-employee director stock option agreement for 2003 Equity Incentive Plan.*

10.2	Form of non-employee director restricted stock agreement for 2003 Equity Incentive Plan.*

10.3	Amendment No. 1 to Securities Purchase Agreement dated as of July 11, 2006, among Centex Financial Services, LLC, Centex Home Equity Company, LLC and FIF HE Holdings LLC (incorporated by reference from Exhibit 2.2 to Centex’s Current Report on Form 8-K dated July 14, 2006).

10.4	First Amendment to Credit Agreement, dated May 25, 2006, among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein (incorporated by reference from Exhibit 10.2 to Centex’s Current Report on Form 8-K dated June 1, 2006).

10.5	First Amendment to Amended and Restated Supplemental Executive Retirement Plan.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

August 2, 2006	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller and interim Chief Financial Officer (principal financial officer and principal accounting officer)