Form 10-Q
period 2006-09-30
CENTEX CORP
filed 2006-11-01
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)
Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive offices) (Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ✓      Accelerated filer            Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 25, 2006: 118,691,122 shares of common stock, par value $  .25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,
	2006	2005
Revenues
Home Building	$2,658,047	$2,888,409
Financial Services	120,578	120,882
Construction Services	546,176	391,922
Other, including Intersegment Eliminations	(2,010)	23,167

	3,322,791	3,424,380

Costs and Expenses
Home Building	2,532,599	2,435,731
Financial Services	94,414	99,616
Construction Services	536,431	388,064
Other, including Intersegment Eliminations	(3,154)	26,054
Corporate General and Administrative	20,742	23,558
Interest Expense	—	3,072

	3,181,032	2,976,095

Earnings (Loss) from Unconsolidated Entities	(687)	6,130

Earnings from Continuing Operations Before Income Taxes	141,072	454,415
Income Taxes	54,594	133,216

Earnings from Continuing Operations	86,478	321,199
Earnings from Discontinued Operations, net of Taxes of $32,204 and $35,979	50,922	13,331

Net Earnings	$137,400	$334,530

Basic Earnings Per Share
Continuing Operations	$0.72	$2.50
Discontinued Operations	0.43	0.10

	$1.15	$2.60

Diluted Earnings Per Share
Continuing Operations	$0.70	$2.39
Discontinued Operations	0.41	0.10

	$1.11	$2.49

Average Shares Outstanding
Basic	119,634,303	128,565,026
Dilutive Securities:
Options	3,858,252	5,714,941
Other	11,980	246,969

Diluted	123,504,535	134,526,936

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,
	2006	2005
Revenues
Home Building	$5,307,884	$5,287,586
Financial Services	243,319	230,870
Construction Services	1,047,636	757,977
Other, including Intersegment Eliminations	(2,625)	47,857

	6,596,214	6,324,290

Costs and Expenses
Home Building	4,911,728	4,506,418
Financial Services	194,068	188,327
Construction Services	1,031,154	751,507
Other, including Intersegment Eliminations	(349)	53,505
Corporate General and Administrative	44,975	44,160
Interest Expense	—	5,696

	6,181,576	5,549,613

Earnings from Unconsolidated Entities	10,055	18,628

Earnings from Continuing Operations Before Income Taxes	424,693	793,305
Income Taxes	162,648	261,267

Earnings from Continuing Operations	262,045	532,038
Earnings from Discontinued Operations, net of Taxes of $22,772 and $48,707	35,612	36,162

Net Earnings	$297,657	$568,200

Basic Earnings Per Share
Continuing Operations	$2.17	$4.14
Discontinued Operations	0.29	0.28

	$2.46	$4.42

Diluted Earnings Per Share
Continuing Operations	$2.09	$3.95
Discontinued Operations	0.29	0.27

	$2.38	$4.22

Average Shares Outstanding
Basic	120,795,315	128,618,235
Dilutive Securities:
Options	4,037,501	5,714,903
Other	29,808	392,516

Diluted	124,862,624	134,725,654

Cash Dividends Per Share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	September 30, 2006	March 31, 2006
Assets
Cash and Cash Equivalents	$48,865	$47,168
Restricted Cash	120,381	135,477
Receivables -
Residential Mortgage Loans Held for Sale	1,887,010	2,129,538
Construction Contracts	411,039	361,393
Trade, including Notes of $20,319 and $31,897	273,562	342,786
Inventories -
Housing Projects	9,626,226	8,433,994
Land Held for Development and Sale	301,931	394,438
Land Held Under Option Agreements Not Owned	546,643	817,881
Other	11,252	11,615
Investments -
Joint Ventures and Other	316,089	310,384
Financial Services	—	—
Property and Equipment, net	166,556	182,757
Other Assets -
Deferred Income Taxes	228,537	233,908
Goodwill	218,740	218,735
Deferred Charges and Other, net	250,087	234,763
Assets of Discontinued Operations	—	7,510,162

	$14,406,918	$21,364,999

Liabilities and Stockholders’ Equity
Accounts Payable	$1,034,539	$992,836
Accrued Liabilities	1,543,907	1,766,844
Debt -
Centex	4,455,149	3,982,193
Financial Services	1,799,355	2,077,215
Receivables from Affiliates	—	—
Liabilities of Discontinued Operations	—	7,001,793
Commitments and Contingencies
Minority Interests	476,518	532,460
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 118,478,521 and 122,103,713 Shares	30,730	34,132
Capital in Excess of Par Value	—	580,010
Retained Earnings	5,298,561	5,251,325
Treasury Stock, at Cost; 4,442,401 and 14,424,807 Shares	(231,841)	(862,439)
Accumulated Other Comprehensive Income	—	8,630

Total Stockholders’ Equity	5,097,450	5,011,658

	$14,406,918	$21,364,999

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
September 30, 2006	March 31, 2006	September 30, 2006	March 31, 2006

$42,682	$36,711	$6,183	$10,457
65,036	70,824	55,345	64,653

—	—	1,887,010	2,129,538
411,039	361,393	—	—
232,857	298,912	40,705	43,874

9,626,226	8,433,994	—	—
301,931	394,438	—	—
546,643	817,881	—	—
5,905	5,361	5,347	6,254

316,089	310,384	—	—
98,988	655,266	—	—
148,882	160,611	17,674	22,146

210,494	217,446	18,043	16,462
209,788	206,998	8,952	11,737
235,833	212,617	14,254	22,146
—	—	—	7,510,162

$12,452,393	$12,182,836	$2,053,513	$9,837,429

$1,017,358	$977,608	$17,181	$15,228
1,407,213	1,680,090	136,694	86,754

4,455,149	3,982,193	—	—
—	—	1,799,355	2,077,215
—	—	(28,000)	(9,110)
—	—	—	7,001,793

475,223	531,287	1,295	1,173

—	—	—	—

30,730	34,132	1	1
—	580,010	275,467	275,467
5,298,561	5,251,325	(148,480)	380,206
(231,841)	(862,439)	—	—
—	8,630	—	8,702

5,097,450	5,011,658	126,988	664,376

$12,452,393	$12,182,836	$2,053,513	$9,837,429

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Six Months Ended September 30,
	2006	2005
Cash Flows — Operating Activities
Net Earnings	$297,657	$568,200
Adjustments-
Depreciation and Amortization	29,747	33,880
Stock-based Compensation	36,921	34,492
Provision for Losses on Residential Mortgage Loans Held for Investment	22,364	49,035
Impairment and Write-off of Land-related Assets	155,811	13,029
Deferred Income Tax Provision (Benefit)	75,364	(164,506)
Undistributed Loss (Earnings) of Joint Ventures	16,580	(6,214)
Distributions in Excess of Earnings (Undistributed Earnings) of Unconsolidated Subsidiaries	—	—
Minority Interest, net of Taxes	454	(299)
Gain on Sale of Businesses	(114,638)	(10,740)
Changes in Assets and Liabilities, Excluding Effect of Dispositions (Increase) Decrease in Restricted Cash	(15,042)	(94,882)
Decrease (Increase) in Receivables	8,597	23,121
Decrease (Increase) in Residential Mortgage Loans Held for Sale	242,528	(238,631)
Increase in Housing Projects and Land Held for Development and Sale	(1,215,379)	(1,556,700)
Decrease (Increase) in Other Inventories	394	1,654
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(225,062)	122,806
(Increase) Decrease in Other Assets, net	(12,238)	(36,418)
(Decrease) Increase in Payables to Affiliates	—	—
Other	71	—

	(695,871)	(1,262,173)

Cash Flows — Investing Activities
Payments Received on Notes Receivable, net	11,578	23,014
Increase in Residential Mortgage Loans Held for Investment	(292,448)	(671,337)
Investments in and Advances to Joint Ventures	(122,033)	(198,534)
Distributions from Joint Ventures	98,813	85,214
Decrease (Increase) in Investments in and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(13,134)	(31,006)
Proceeds from Dispositions	495,276	331,388
Other	(3,861)	(1,387)

	174,191	(462,648)

Cash Flows — Financing Activities
Increase (Decrease) in Short-term Debt, net	165,109	1,586,440
Centex Issuance of Long-term Debt	500,564	971,874
Repayment of Long-term Debt	(117,373)	(301,151)
Financial Services Issuance of Long-term Debt	961,126	1,055,206
Repayment of Long-term Debt	(746,680)	(1,722,150)
Proceeds from Stock Option Exercises	35,401	18,061
Purchases of Common Stock, net	(266,008)	(120,295)
Dividends Paid	(9,549)	(10,271)

	522,590	1,477,714

Effect of Exchange Rate on Cash	—	(1,479)

Net Increase (Decrease) in Cash and Cash Equivalents	910	(248,586)
Cash and Cash Equivalents at Beginning of Period (1)	47,955	502,586

Cash and Cash Equivalents at End of Period (2)	$48,865	$254,000

See Notes to Consolidated Financial Statements.
(1)	Amount includes cash and cash equivalents of discontinued operations of $787 as of March 31, 2006 and $650 as of March 31, 2005.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of September 30, 2006 and $138 as of September 30, 2005.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
For the Six Months Ended September 30,		For the Six Months Ended September 30,
2006	2005	2006	2005

$297,657	$568,200	$67,092	$56,319

24,306	24,940	5,441	8,940
36,921	34,492	—	—
—	—	22,364	49,035
155,811	13,029	—	—
7,139	(25,351)	68,225	(139,155)
16,580	(6,214)	—	—

528,688	(31,319)	—	—
332	(547)	122	248
(4,772)	(10,740)	(109,866)	—

5,788	3,007	(20,830)	(97,889)
3,305	25,686	5,292	(2,565)
—	—	242,528	(238,631)
(1,215,379)	(1,556,700)	—	—
(513)	(57)	907	1,711
(220,926)	130,444	(12,838)	(7,666)
(26,338)	(46,153)	14,100	9,735
—	—	(27,167)	141,422
71	—	—	—

(391,330)	(877,283)	255,370	(218,496)

11,472	22,899	106	115
—	—	(292,448)	(671,337)
(122,033)	(198,534)	—	—
98,813	85,214	—	—
27,590	(141,394)	—	—
(8,053)	(22,319)	(5,081)	(8,687)
—	331,388	503,555	—
(3,861)	(1,387)	—	—

3,928	75,867	206,132	(679,909)

250,338	(4,186)	(85,229)	1,590,626

500,564	971,874	—	—
(117,373)	(301,151)	—	—

—	—	961,126	1,055,206
—	—	(746,680)	(1,722,150)
35,401	18,061	—	—
(266,008)	(120,295)	—	—
(9,549)	(10,271)	(595,780)	(25,000)

393,373	554,032	(466,563)	898,682

—	(1,479)	—	—

5,971	(248,863)	(5,061)	277
36,711	490,308	11,244	12,278

$42,682	$241,445	$6,183	$12,555

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
(A) BASIS OF PRESENTATION
     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also included in the consolidated financial statements are certain variable interest entities, as discussed in Note (G), “Indebtedness,” and Note (E), “Inventories.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
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
     The results of operations and financial position of the Company’s international homebuilding and sub-prime home equity operations have been separately reported as discontinued operations for all periods presented. For additional information, refer to Note (O), “Discontinued Operations.” Information in these Notes to Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.
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
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Cash Paid for Interest	$119,705	$158,949	$288,488	$300,429

Net Cash Paid for Taxes	$128,895	$254,474	$270,867	$426,030

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold. For the three and six months ended September 30, 2006 and 2005, any interest expense not capitalized related to segments other than Financial Services and Home Building is included as a separate line item in the Statements of Consolidated Earnings.

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Total Interest Incurred	$110,321	$167,843	$295,801	$315,504
Less — Interest Capitalized	(72,715)	(56,360)	(145,309)	(106,210)
Financial Services’ Interest Expense	(21,763)	(17,834)	(42,600)	(30,613)
Discontinued Operations	(15,843)	(90,577)	(107,892)	(172,985)

Interest Expense, net	$—	$3,072	$—	$5,696

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$46,803	$40,533	$83,853	$75,093

     As explained in Note (E), “Inventories,” pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of September 30, 2006, the Company consolidated $442.8 million of lot option agreements and recorded $42.4 million of deposits related to these options as land held under option agreements not owned. As of March 31, 2006, the Company consolidated $653.3 million of lot option agreements and recorded $89.1 million of deposits related to these options as land held under option agreements not owned. In addition to lot options recorded pursuant to FIN 46, as of September 30, 2006 and March 31, 2006, the Company recorded $61.4 million and $75.5 million, respectively, of land under the caption “land held under option agreements not owned” related to lot option agreements for which the Company’s deposits and pre-acquisition development costs exceeded certain thresholds.
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
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $8.9 million of excess tax benefits as financing cash inflows for the six months ended September 30, 2006.

     The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended September 30, 2006 and for the year ended March 31, 2006:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant
FY2006	Stock Options	1,716.2	$39,301.2
	Stock Units	556.6	$31,926.9
	Restricted Stock	249.4	$14,551.1

FY2007	Stock Options	1,203.2	$24,031.6
	Stock Units	334.0	$18,194.9
	Restricted Stock	96.5	$5,079.9
     Stock units and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model, and is recognized as compensation over the vesting period.
(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

						Accumulated
			Capital in		Treasury	Other
	Common Stock		Excess of	Retained	Stock,	Comprehensive
	Shares	Amount	Par Value	Earnings	at Cost	Income	Total
Balance, March 31, 2006	122,104	$34,132	$580,010	$5,251,325	$(862,439)	$8,630	$5,011,658
Issuance of Restricted Stock	97	24	(24)	—	—	—	—
Stock Compensation	—	—	36,921	—	—	—	36,921
Exercise of Stock Options Including Tax Benefits	1,293	324	43,686	—	—	—	44,010
Cash Dividends	—	—	—	(9,549)	—	—	(9,549)
Purchase of Common Stock for Treasury	(5,097)	—	—	—	(267,747)	—	(267,747)
Retirement of Treasury Stock	—	(3,750)	(653,910)	(238,946)	896,606	—	—
Other Stock Transactions	82	—	(6,683)	(1,926)	1,739	—	(6,870)
Net Earnings	—	—	—	297,657	—	—	297,657
Unrealized Gain on Hedging Instruments(1)	—	—	—	—	—	(8,702)	(8,702)
Foreign Currency Translation Adjustments	—	—	—	—	—	72	72

Balance, September 30, 2006	118,479	$30,730	$—	$5,298,561	$(231,841)	$—	$5,097,450

(1)	Amount includes a reclassification adjustment of $15,738 for hedging gain included in net earnings.
     In September 2006, the Company retired 15.0 million shares of treasury stock.

(E) INVENTORIES
Housing Projects and Land Held for Development and Sale
     Housing projects are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or fair value less cost to sell. The relief of capitalized costs is included in Home Building costs and expenses in the Statements of Consolidated Earnings when related revenues are recognized. A summary of Housing Projects is provided below:

	As of
	September 30, 2006	March 31, 2006
Direct Construction	$3,907,083	$3,218,138
Land Under Development	5,719,143	5,215,856

Housing Projects	$9,626,226	$8,433,994

     For the three and six months ended September 30, 2006, the Company recorded $30.0 million in impairments to land under development. No land-related impairments were recorded for the same periods in the prior year.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At September 30, 2006, the Company has 483 land option agreements.
     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of 41 land option agreements at September 30, 2006. As a result, the Company recorded $442.8 million and $653.3 million as of September 30, 2006 and March 31, 2006, respectively, of land as inventory under the caption “land held under option agreements not owned,” with corresponding increases to minority interests and other indebtedness.
     In addition to lot options recorded pursuant to FIN 46, the Company recorded $61.4 million and $75.5 million as of September 30, 2006 and March 31, 2006, respectively, of land under the caption “land held under option agreements not owned” related to 7 lot option agreements for which the Company’s deposits and pre-acquisition development costs exceeded certain thresholds.
     The balance of the lot option contracts and the related deposits are included in land held for development and sale. The following table summarizes the Company’s investment in land option agreements and the total purchase price of land under such agreements (dollars in millions):

	As of
	September 30, 2006	March 31, 2006
Cash Deposits included in:
Land Held for Development and Sale	$207.5	$232.6
Land Held Under Option Agreements Not Owned	58.3	102.7

Total Cash Deposits in Inventory	265.8	335.3
Letters of Credit	23.4	29.0

Total Invested through Deposits or Secured with Letters of Credit	$289.2	$364.3

Total Purchase Price of Land Option Agreements	$7,025.9	$9,930.2

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. The following table summarizes the Company’s pre-acquisition development costs under land option agreements (dollars in millions):

	As of
	September 30, 2006	March 31, 2006
Pre-acquisition Development Costs included in:
Land Held for Development and Sale	$91.0	$158.3
Land Under Development	8.4	21.9

Total Pre-acquisition Development Costs in Inventory	$99.4	$180.2

     The Company writes off deposits and pre-acquisition costs when a decision is made not to exercise an option or consummate a land acquisition. Write-offs of land deposits and pre-acquisition costs amounted to $89.5 million and $125.8 million for the three and six months ended September 30, 2006, respectively, as compared to $8.1 million and $13.0 million for the three and six months ended September 30, 2005, respectively.
(F) GOODWILL
     A summary of changes in goodwill by segment for the six months ended September 30, 2006 is presented below:

			Construction
	Home Building	Financial Services	Services	Other	Total
Balance as of March 31, 2006	$121,501	$11,737	$1,007	$84,490	$218,735
Goodwill Acquired	—	—	—	2,790	2,790
Goodwill Disposed	—	(2,785)	—	—	(2,785)

Balance as of September 30, 2006	$121,501	$8,952	$1,007	$87,280	$218,740

     Goodwill for the Other segment at September 30, 2006 relates to the Company’s home services operations.

(G) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted average interest rates at September 30, 2006 and March 31, 2006 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries and certain debt of variable interest entities other than those included in Financial Services.

	As of
	September 30, 2006		March 31, 2006
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$377,504	5.45%	$127,166	5.09%

Financial Services
Financial Institutions	381,419	5.39%	324,986	5.00%
Harwood Street Funding I, LLC Secured Liquidity Notes	1,357,936	5.41%	1,692,229	4.84%

Consolidated Short-term Debt	2,116,859		2,144,381

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	245,000	6.28%	358,000	6.01%
Senior Notes, due through 2017	3,708,868	5.89%	3,208,762	5.79%
Other Indebtedness, due through 2018	23,815	6.55%	188,346	9.17%
Subordinated Debentures, due in 2007	99,962	8.75%	99,919	8.75%

	4,077,645		3,855,027

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, due through 2010	60,000	7.33%	60,000	6.83%

Consolidated Long-term Debt	4,137,645		3,915,027

Total Debt	$6,254,504		$6,059,408

     Centex’s short-term debt as of September 30, 2006 and March 31, 2006 consisted of commercial paper of $375.0 million and $125.0 million, respectively, and land and land related acquisition notes of $2.5 million and $2.2 million, respectively. As of March 31, 2006, other indebtedness included $161.2 million of debt at a weighted-average rate of approximately 9.73% held by variable interest entities, for which the Company determined it was the primary beneficiary and which was consolidated pursuant to FIN 46. Subsequent to March 31, 2006, these variable interest entities were restructured such that the Company is no longer the primary beneficiary. As a result, as of September 30, 2006, these variable interest entities were not consolidated.

     The weighted-average interest rates for short-term and long-term debt during the six months ended September 30, 2006 and 2005 were:

	For the Six Months Ended September 30,
	2006	2005
Short-term Debt:

Centex	5.29%	3.43%
Financial Services	5.47%	3.90%

Long-term Debt:

Centex
Medium-term Note Programs	6.07%	5.28	% (1)
Senior Notes	5.86%	6.00%
Other Indebtedness	6.04%	5.31%
Subordinated Debentures	8.75%	8.39%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.25%	5.33%
(1)	Interest rate includes the effect of an interest rate swap agreement.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

	Centex	Financial Services	Total
2007	$175,724	$—	$175,724
2008	526,855	—	526,855
2009	150,372	—	150,372
2010	225,101	60,000	285,101
2011	700,099	—	700,099
Thereafter	2,299,494	—	2,299,494

	$4,077,645	$60,000	$4,137,645

     Under Centex Corporation’s bank credit facilities, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2006, Centex was in compliance with all of these covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of September 30, 2006 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$875,000
Letters of Credit	835,000	447,536

	2,085,000	1,322,536	(1) (2)
Unsecured Credit Facility	150,000	150,000	(3)

	2,235,000	1,472,536

Financial Services
Secured Credit Facilities	1,040,000	658,581	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,581,000

	4,040,000	2,239,581

	$6,275,000	$3,712,117	(5)

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of September 30, 2006, the $1.25 billion commercial paper program had $375 million outstanding, which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)
In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	CTX Mortgage Company, LLC maintains $1,040 million of secured, committed mortgage warehouse facilities to finance mortgages.

(5)
The amount of available capacity consists of $3,562.1 million of committed capacity and $150.0 million of uncommitted capacity as of September 30, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originates to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At September 30, 2006, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of September 30, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX

Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to eliminate credit risks associated with mortgage warehousing.
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
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.39 billion and $3.55 billion of mortgage loans to investors during the three months ended September 30, 2006 and 2005, respectively, and $5.25 billion and $6.10 billion during the six months ended September 30, 2006 and 2005, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $39.9 million and $45.9 million during the three months ended September 30, 2006 and 2005, respectively, and $86.5 million and $85.3 million during the six months ended September 30, 2006 and 2005, respectively.
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

(H) COMMITMENTS AND CONTINGENCIES
Joint Ventures
     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land-related activities typically require substantial capital, and partnering with other developers and, to a lesser extent, financial partners, allows Home Building to share the risks and rewards of ownership and to provide broader strategic advantages.
     A summary of the Company’s Home Building joint ventures is presented below:

	As of
	September 30, 2006	March 31, 2006

Number of Active Joint Ventures (1)	48	44

Investment in Joint Ventures	$313,120	$307,779

Total Joint Venture Debt	$1,200,382	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$461,726	$388,428

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (2) (4)	$234,712	$228,603
Repayment Guarantee (3) (4)	14,579	8,136

Total Limited Recourse Debt	$249,291	$236,739

(1)
The number of active joint ventures includes Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company is the managing member of 28 and 24 of the active joint ventures as of September 30, 2006 and March 31, 2006, respectively. As of September 30, 2006 and March 31, 2006, 24 and 23, respectively, of the active joint ventures have outstanding debt.

(2)
The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. The Company could be required to contribute additional capital to these joint ventures to the extent the loan to value ratio falls below the specified ratio. To date, the Company has not been requested to perform under any of its limited maintenance guarantees.

(3)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.

(4)	These amounts represent the Company’s maximum exposure based on the joint ventures’ debt at each respective date.
     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Certain joint venture agreements require the Company to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, the Company would be liable for incremental costs to complete development. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under any of these guarantees.
     The Company also has investments in joint ventures related to its Construction Services and Other segments totaling $2,969 and $2,605 as of September 30, 2006 and March 31, 2006, respectively.
Letters of Credit and Surety Bonds
     In the normal course of business, the Company issues letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option purchase agreements of the Home Building segment and under various insurance programs. The Company does not believe that these letters of credit or bonds will be drawn upon.
     A summary of the Company’s outstanding letters of credit and surety bonds as of September 30, 2006 is presented below (dollars in millions):

	As of September 30, 2006			As of March 31, 2006
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$255.1	$1,921.2	(1)	$258.5	$1,342.0
Financial Services	0.7	10.7		0.7	9.9
Construction Services	38.1	4,291.8	(2)	37.3	4,391.2
Other	94.0	1.6		92.2	0.1
Discontinued Operations	—	7.8	(3)	—	7.5

	$387.9	$6,233.1		$388.7	$5,750.7

(1)	The Company estimates that $940.0 million of work remains to be performed on these projects.

(2)	The Company estimates that $1,954.5 million of work remains to be performed on these projects.

(3)	These surety bonds will continue to be outstanding for up to one year in accordance with the Company’s transition services agreement with Home Equity.
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
     Changes in Home Building’s contractual warranty liability are as follows for the six months ended September 30, 2006 and the year ended March 31, 2006:

	September 30, 2006	March 31, 2006
Balance at Beginning of Period	$47,199	$34,961
Warranties Issued	25,501	53,036
Settlements Made	(24,715)	(40,173)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(100)	(625)

Balance at End of Period	$47,885	$47,199

Loan Loss Reserves
     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated based upon, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects management’s judgment of the loss exposure at the end of the reporting period. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the six months ended September 30, 2006 and the year ended March 31, 2006:

	September 30, 2006	March 31, 2006
Balance at Beginning of Period	$18,500	$18,803
Provision for Losses	2,117	2,618
Settlements	(559)	(2,921)

Balance at End of Period	$20,058	$18,500

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
     On November 23, 2004, Miami-Dade County, Florida filed suit against Centex-Rooney Construction Co., a wholly-owned subsidiary; John J. Kirlin, Inc.; and M. C. Harry and Associates, Inc., in the County’s Circuit Court of the Eleventh Judicial Circuit. Miami-Dade County alleges that, in the course of performing or managing construction work on Concourse F at the Miami International Airport, the defendants caused a jet fuel line rupture on or about July 30, 1987, which resulted in the contamination of soil, groundwater and surface water in and around airport Concourse F. Miami-Dade County sought damages of approximately $8.0 million for its costs incurred to date and for expected future costs, civil penalties and an order requiring the defendants to address remaining contamination. During the three months ended September 30, 2006, a settlement was finalized in which Centex-Rooney Construction Co. was dismissed with prejudice from the lawsuit in exchange for a payment to Miami-Dade County by an insurance company.
     In December 2004, certain present and former employees of Centex Home Equity Company, LLC commenced a collective action lawsuit in the United States District Court for Northern District of Georgia. In this litigation, plaintiffs sought to recover unpaid overtime compensation under the Fair Labor Standards Act. During the three months ended September 30, 2006, the matter was settled and Centex Home Equity Company, LLC was released from liability.
     A purported, but as yet uncertified, class action was filed in August 2006 against the administrative committee of the Company’s profit sharing plan, the Company and certain of the Company’s current and former directors and executive officers in federal court in Dallas, Texas alleging breach of fiduciary duty, violation of disclosure obligations to plan participants, failure to monitor the performance of plan fiduciaries, breach of duty of loyalty and violation of the Employee Retirement Income Security Act of 1974 in connection with investments by the profit sharing plan in shares of the Company’s common stock. This action was brought by certain former employees of the Company and seeks unspecified damages, costs, attorneys’ fees and equitable and injunctive relief. The Company believes that this action is without merit and intends to defend it vigorously.

(I) COMPREHENSIVE INCOME
     A summary of comprehensive income for the six months ended September 30, 2006 and 2005 is presented below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
Net Earnings	$137,400	$334,530	$297,657	$568,200
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	(1,211)	5,330	7,036	(377)
Foreign Currency Translation Adjustments	47	(710)	72	(14,393)
Hedging Gain Reclassified to Net Earnings	(15,738)	—	(15,738)	—
Foreign Currency Gain Reclassified to Net Earnings	—	(48,354)	—	(48,354)

Comprehensive Income	$120,498	$290,796	$289,027	$505,076

     The unrealized gain or loss on hedging instruments represented the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. As of September 30, 2006, the Company had no cash flow hedges in place. Accumulated other comprehensive income of $15,738 associated with Home Equity as of the date of disposition was reclassified into earnings.
(J) BUSINESS SEGMENTS
     As of September 30, 2006, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.
     For the three and six months ended September 30, 2006 and 2005, intersegment revenues and cost of sales are included in the results of operations for the individual segments but have been eliminated in consolidation. Intersegment eliminations include the elimination of Construction Services’ revenues earned and costs and expenses incurred on multi-unit residential vertical construction with our Home Building business segment.
Home Building
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.
     In September 2005, the Company sold all of its international homebuilding operations, which had previously been included in the Home Building segment, to a third party for cash. As a result of the sale, the operating results of the international homebuilding operations for the three and six months ended September 30, 2005 are included in discontinued operations in the Statements of Consolidated Earnings. See Note (O), “Discontinued Operations,” for additional information.
Financial Services
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $29.8 million and $27.5 million for the three months and $59.2 million and $50.9 million for the six months ended September 30, 2006 and 2005, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.
     On July 11, 2006, the Company completed the sale of Home Equity to an unrelated third party. The operating results of Home Equity for the three and six months ended September 30, 2006 and 2005 have been reclassified to discontinued operations in the Statements of Consolidated Earnings and all related assets and liabilities have been disclosed separately on the Consolidated Balance Sheets. See Note (O), “Discontinued Operations,” for additional information.
Construction Services
     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, multi-unit residential, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $2.9 million and $1.9 million for the three months and $5.3 million and $3.8 million for the six months ended September 30, 2006 and 2005, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.
Other
     The Company’s Other segment includes corporate general and administrative expenses and interest expense. Also included in the Other segment are the Company’s home services operations, which are not material for purposes of segment reporting.

	For the Three Months Ended September 30, 2006
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$2,658.1	$120.6	$546.2	$36.9	$(39.0)	$3,322.8
Cost of Sales	(2,132.7)	(21.8)	(517.8)	(16.1)	38.9	(2,649.5)
Selling, General and Administrative Expenses	(399.9)	(72.6)	(18.7)	(40.3)	—	(531.5)
Earnings (Loss) from Unconsolidated Entities	(1.0)	—	0.3	—	—	(0.7)

Earnings (Loss) Before Income Tax	$124.5	$26.2	$10.0	$(19.5)	$(0.1)	$141.1

	For the Three Months Ended September 30, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$2,888.5	$120.9	$391.9	$30.0	$(6.9)	$3,424.4
Cost of Sales	(2,036.1)	(17.8)	(368.7)	(15.0)	6.6	(2,431.0)
Selling, General and Administrative Expenses	(399.8)	(81.8)	(19.3)	(44.2)	—	(545.1)
Earnings from Unconsolidated Entities	6.0	—	0.1	—	—	6.1

Earnings (Loss) Before Income Tax	$458.6	$21.3	$4.0	$(29.2)	$(0.3)	$454.4

	For the Six Months Ended September 30, 2006
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$5,307.9	$243.3	$1,047.6	$68.3	$(70.9)	$6,596.2
Cost of Sales	(4,104.0)	(42.6)	(990.1)	(31.5)	69.1	(5,099.1)
Selling, General and Administrative Expenses	(807.7)	(151.4)	(41.1)	(82.3)	—	(1,082.5)
Earnings from Unconsolidated Entities	9.7	—	0.4	—	—	10.1

Earnings (Loss) Before Income Tax	$405.9	$49.3	$16.8	$(45.5)	$(1.8)	$424.7

	For the Six Months Ended September 30, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$5,287.6	$230.9	$758.0	$57.7	$(9.9)	$6,324.3
Cost of Sales	(3,746.8)	(30.6)	(713.0)	(28.8)	9.5	(4,509.7)
Selling, General and Administrative Expenses	(759.7)	(157.7)	(38.5)	(84.0)	—	(1,039.9)
Earnings from Unconsolidated Entities	18.4	—	0.2	—	—	18.6

Earnings (Loss) Before Income Tax	$799.5	$42.6	$6.7	$(55.1)	$(0.4)	$793.3

(K) INCOME TAXES
     Income tax expense totaled $54.6 million and $133.2 million for the three months ended September 30, 2006 and 2005, respectively. The Company’s effective tax rate was 38.7% for the three months ended September 30, 2006 as compared to the 29.3% effective tax rate for the same period in the prior year. Income tax expense totaled $162.6 million and $261.3 million for the six months ended September 30, 2006 and 2005, respectively. The Company’s effective tax rate was 38.3% for the six months ended September 30, 2006 as compared to the 32.9% effective tax rate for the same period in the prior year. The increase in the effective tax rate primarily results from a nonrecurring tax benefit in fiscal year 2006 related to a $28.1 million payment from the U.S. Treasury that was, effectively, a tax refund, and the net impact on the effective tax rate of various permanent items as compared with the decrease in earnings from continuing operations in fiscal year 2007.
     An accrued liability for potential audit assessments relating to various taxing jurisdictions is reflected in current taxes payable including interest and penalties, if applicable. The accrued liability is an estimate based on the Company’s assessment of the ultimate resolution of these tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” These estimated liabilities may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations.
     The Federal statute of limitations has expired for all of the Company’s Federal tax returns filed for tax years up through March 31, 2000. The Company’s Federal income tax returns for fiscal years 2001 through 2004 are currently being examined by the IRS. The IRS has indicated that it may propose adjustments to the Company’s 2001 through 2004 Federal income tax returns relating primarily to the Company’s use of certain net operating losses. The Company has recognized approximately $200 million of tax benefits related to these net operating losses.
     The Company believes that its tax return positions are supported and will vigorously contest any adjustments proposed by taxing authorities.

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
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $3.3 million and $3.1 million for the three and six months ended September 30, 2006, respectively. For the three and six months ended September 30, 2005, the amount of hedge ineffectiveness included in earnings was a gain of approximately $11.7 million and $14.7 million, respectively.
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
     The net change in the estimated fair value of other derivatives resulted in a loss of approximately $1.5 million and $1.7 million for the three and six months ended September 30, 2006, respectively, as compared to a gain of approximately $1.0 million for the three months ended September 30, 2005 and a loss of approximately $0.7 million for the six months ended September 30, 2005.
(M) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the periods during which the amounts are deductible on the tax return. Based on the guidance provided by FSP 109-1, this deduction is accounted for as a special deduction under SFAS 109 which reduces income tax expense. The tax benefits resulting from the new deduction are reflected in the effective income tax rate of 38.7% and 29.3% for the three months and 38.3% and 32.9% for the six months ended September 30, 2006 and 2005, respectively.
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

     In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.
(N) OFF-BALANCE SHEET OBLIGATIONS
     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (H), “Commitments and Contingencies.”
(O) DISCONTINUED OPERATIONS
Condensed Financial Information
     In September 2005, the Company sold its international homebuilding operations to an unrelated third party. As a result of the sale, international homebuilding’s operations are included in discontinued operations in the Statements of Consolidated Earnings.
     On July 11, 2006, the Company sold Home Equity to an unrelated third party and received $554.2 million in cash, which includes the repayment of certain intercompany amounts (the “Initial Purchase Price”). The Initial Purchase Price was based on an estimate of the book value of Home Equity, plus a premium calculated in accordance with agreed upon formulas and procedures. The book value component and the premium component of the Initial Purchase Price were subject to post-closing adjustments to reflect the actual book value of Home Equity as of the closing date and to reflect, among other things, the amount and value of the home equity loans and certain other assets of Home Equity as of the closing date. The premium component of the Initial Purchase Price is also subject to an adjustment based upon the volume of mortgage loans originated by Home Equity during a two-year period after the closing date (the “Volume Incentive Adjustment”) as described below.
     Subsequent to September 30, 2006, the Company completed negotiations on the post-closing adjustments with the purchaser of Home Equity. See Note (P), “Subsequent Events,” for additional information on the final post-closing adjustments.
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

     Additionally, the Company has indemnified the purchaser for certain contingencies. The Company does not believe such contingencies will be material to the Company’s results of operations or financial position. The net gain on sale recorded in connection with the July 11, 2006 sale of Home Equity is summarized below:

Sales and Related Proceeds	$554,214
Assets Sold	(399,706)
Accrued Liabilities	(47,801)
Intercompany Liability Paid by Buyer	(10,021)
Deferred Income	(10,000)
Hedging Gain	15,738

Pre-tax Gain on Sale	102,424
Income Tax Expense	(39,126)

Net Gain on Sale	$63,298

     Home Equity’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the September 30, 2006 presentation.
     Summarized financial information for entities included in discontinued operations is set forth below:

As of
March 31, 2006(1)
Assets
Cash and Cash Equivalents	$787
Restricted Cash	277,114
Loans Held for Investment	6,867,658
Receivables	153,517
Property and Equipment, net	17,740
Deferred Income Taxes	74,156
Mortgage Securitization Residual Interest	56,831
Deferred Charges and Other, net	62,359

$7,510,162

Liabilities
Accounts Payable and Accrued Liabilities	$70,434
Notes Payable	1,095,905
Long-term Debt	5,835,454

$7,001,793

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)

Revenues	$17,181	$302,899	$170,124	$623,613
Cost and Expenses	(36,479)	(264,738)	(214,164)	(550,159)
Earnings from Unconsolidated Entities	—	409	—	675

Earnings (Loss) Before Income Taxes	(19,298)	38,570	(44,040)	74,129
Provision for Income Taxes	6,922	(19,484)	16,354	(32,212)
Gain (Loss) on Sale, net of Tax	63,298	(5,755)	63,298	(5,755)

	$50,922	$13,331	$35,612	$36,162

(1)	Includes Home Equity only.

(2)	Includes Home Equity and International Home Building.

(P) SUBSEQUENT EVENTS
     In October 2006, the Company completed its negotiations of the post-closing adjustments (except with respect to the Volume Incentive Adjustment) with the purchaser of Home Equity. The Company will pay $17.1 million to settle the post-closing adjustments. Adjustments to the gain on the sale of Home Equity, if any, will be reflected in the Company’s results of operations for the three months ended December 31, 2006 and are not expected to be material.
(Q) RECLASSIFICATIONS
     Certain prior year balances have been reclassified to be consistent with the September 30, 2006 presentation, including reclassifications of discontinued operations.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     The following charts summarize certain key line items of our results of operations by business segment for the three months ended September 30, 2006 and 2005 (dollars in millions):
*
Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.

Our results of operations for the three months ended September 30, 2006 were significantly affected by deteriorating market conditions impacting our homebuilding business. These market conditions are evidenced by increased homebuyer cancellation rates, elevated housing inventory levels, and increases in discounts and sale incentives to homebuyers.
Revenues for the three months ended September 30, 2006 decreased 2.9% to $3.3 billion as compared to the three months ended September 30, 2005. Earnings from continuing operations before income taxes for the three months ended September 30, 2006 decreased 68.9% to $141 million as compared to the same period in the prior year.
The decrease in our revenues during the three months ended September 30, 2006 is primarily attributable to a decrease in Home Building’s closings offset by a slight increase in average revenue per unit net of increased discounts.
The decrease in operating earnings was primarily attributable to an increase in Home Building’s write-offs of land deposits and pre-acquisition costs, impairments recorded to land under development and increases in sale incentives as compared to the same period in the prior year. Write-offs of land deposits and pre-acquisition costs and land impairments were related to a reevaluation of homebuilding projects in light of challenging market conditions. Increased sales incentives are caused by higher housing inventories in many markets and other market conditions described below.

     The following charts summarize certain key line items of our results of operations by business segment for the six months ended September 30, 2006 and 2005 (dollars in millions):
*
Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, interest expense and intersegment eliminations.

Revenues for the six months ended September 30, 2006 increased 4.3% to $6.6 billion as compared to the six months ended September 30, 2005. Earnings from continuing operations before income taxes for the six months ended September 30, 2006 decreased 46.4% to $425 million as compared to the same period in the prior year.
Revenues increased slightly during the six months ended September 30, 2006 primarily due to an increase in average sales prices for our homes offset by a decrease in closings. The decrease in our operating earnings during the same period is a result of the same factors described above for the three months ended September 30, 2006. These factors were more pronounced during the second quarter, when compared to the first quarter.

     Overall, the long-term demand for housing in the United States is driven by population growth, immigration, household formations and increasing home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment and inventory levels can also impact housing demand. The highly fragmented homebuilding industry is in the early stages of a consolidation phase during which large homebuilders grow faster than the industry as a whole. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. In calendar year 2005 (the most recent data available), the 10 largest homebuilders were producing approximately 24% of the nation’s new housing stock. We believe industry consolidation will continue to be an important industry factor over the next decade or more. We also believe that large homebuilders will realize the benefits of their size, capital strength and more efficient operations to gain market share as market conditions improve.
     Beginning in the fourth quarter of fiscal year 2006, we have experienced declines in sales orders. This decline in sales orders is primarily attributable to the following factors, the impact of which varies based upon geographic market and product segment:
•	increased inventory of new and used homes for sale,

•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, and

•	a decrease in the affordability of housing in selected markets.
     The increase in inventory of new and used homes is a result of speculative investors becoming net sellers of homes rather than net buyers, as well as the inability of prospective buyers of new homes to sell their existing homes. The decline in homebuyer demand can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general uncertainty as to whether now is the best time to buy a home. The decrease in affordability of housing in selected markets reflects significant price appreciation in those markets over the past several years. Consistent with these factors, we continue to experience substantial increases in customer cancellations, which have resulted in declines in sales orders (net of cancellations) of our homes in a majority of markets. For the three months ended September 30, 2006 and 2005, cancellation rates were 37.4% and 22.2%, respectively. For the six months ended September 30, 2006 and 2005, cancellation rates were 34.9% and 21.5%, respectively. We also have experienced a significant decline in operating margin primarily attributable to discounts and sales incentives and other actions taken in response to local market conditions. The deteriorating market conditions also resulted in write-offs of $125.8 million of deposits and pre-acquisition costs, as well as $30.0 million in impairments to land under development for the six months ended September 30, 2006. Continued deterioration in market conditions would result in further declines in sales of our homes, accumulation of unsold inventory and margin deterioration.
     Moving forward, we will work to reduce our unsold inventory, generate cash and lower our labor and material costs. This will create the capacity to reinvest in strategic market share growth opportunities.
     Financial Services’ operating results for the three and six months ended September 30, 2006 were relatively unchanged for its mortgage lending, title and insurance businesses. The increase in operating results for both these periods is the result of a $7.4 million pre-tax gain recognized on the sale of its technology operations in September 2006. Since CTX Mortgage Company, LLC does not recognize revenue on its originated loans until they are sold to third party investors, the decline in Home Building sales could have a negative impact on CTX Mortgage Company, LLC’s future operating results. CTX Mortgage Company, LLC will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them to help mitigate any decline in Home Building sales.
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
     Our Construction Services segment operating earnings for the three and six months ended September 30, 2006 increased primarily as a result of a larger portfolio of jobs and improved job profit margins. At September 30, 2006, Construction Services’ backlog was $2.96 billion, an increase of 5.7% over the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments which provide greater opportunity to achieve growth in Construction Services’ revenues and operating earnings.
     At June 30, 2006, our remaining share repurchase authorization totaled 11.0 million shares. In the three months ended September 30, 2006, we repurchased an aggregate of 1.6 million shares of our common stock at a total purchase price of $80.6 million, including commissions paid. As of September 30, 2006, our remaining share repurchase authorization totaled 9.4 million shares.
     On July 11, 2006, we sold Centex Home Equity Company, LLC, which we refer to as Home Equity, to an unrelated third party and received $554.2 million in cash, which includes the repayment of certain intercompany amounts. The purchase price consisted of a payment based on the book value of the company, plus a premium calculated in accordance with agreed upon formulas and procedures. Additionally, we have the potential to receive an additional payment based on the volume of mortgage loans originated by Home Equity during the two-year period after the closing. For additional information regarding the sale of Home Equity, refer to Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements and our Current Report on Form 8-K dated July 14, 2006.
HOME BUILDING
     The following summarizes the results of our Home Building operations for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Revenues — Housing	$2,601.9	(4.2%)	$2,716.0	32.3%
Revenues — Land Sales and Other	56.2	(67.4%)	172.5	119.7%
Cost of Sales — Housing	(1,967.6)	2.3%	(1,922.7)	28.9%
Cost of Sales — Land Sales and Other	(165.1)	45.6%	(113.4)	75.5%
Selling, General and Administrative Expenses	(399.9)	—	(399.8)	35.2%
Earnings (Loss) from Unconsolidated Entities (1)	(1.0)	(116.7%)	6.0	81.8%

Operating Earnings	$124.5	(72.9%)	$458.6	61.9%

Operating Earnings as a Percentage of Revenues:
Housing Operations (2)	9.0%	(5.5)	14.5%	1.5
Total Homebuilding Operations	4.7%	(11.2)	15.9%	2.6

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Revenues — Housing	$5,163.9	1.8%	$5,074.0	29.3%
Revenues — Land Sales and Other	144.0	(32.6%)	213.6	102.8%
Cost of Sales — Housing	(3,834.1)	6.6%	(3,596.2)	26.0%
Cost of Sales — Land Sales and Other	(269.9)	79.2%	(150.6)	51.1%
Selling, General and Administrative Expenses	(807.7)	6.3%	(759.7)	30.5%
Earnings from Unconsolidated Entities (1)	9.7	(47.3%)	18.4	65.8%

Operating Earnings	$405.9	(49.2%)	$799.5	57.8%

Operating Earnings as a Percentage of Revenues:
Housing Operations (2)	10.1%	(4.1)	14.2%	1.7
Total Homebuilding Operations	7.6%	(7.5)	15.1%	2.5
(1)	Earnings from Unconsolidated Entities include a $10.5 million loss, which represents our share of a joint venture’s land-related impairment.

(2)	Calculates as: (Housing Revenues less Housing Cost of Sales and Selling, General and Administrative Expenses) divided by Housing Revenues.

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Units Closed
Mid-Atlantic	1,725	(1.4%)	1,749	32.8%
Southeast	1,445	(11.5%)	1,633	26.0%
Midwest	1,405	(20.3%)	1,762	4.6%
Southwest	2,353	(2.7%)	2,418	14.1%
West Coast	1,597	0.1%	1,595	12.8%

	8,525	(6.9%)	9,157	16.9%

Average Revenue Per Unit
Mid-Atlantic	$331,027	(0.5%)	$332,814	18.1%
Southeast	$283,379	(0.3%)	$284,266	15.0%
Midwest	$225,458	3.0%	$218,932	3.4%
Southwest	$206,403	11.5%	$185,101	11.8%
West Coast	$512,775	(2.2%)	$524,307	13.3%
Total Home Building	$305,201	2.9%	$296,593	13.1%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Units Closed
Mid-Atlantic	3,378	2.6%	3,294	25.7%
Southeast	2,743	(11.1%)	3,086	18.5%
Midwest	2,956	(11.2%)	3,327	3.7%
Southwest	4,667	1.3%	4,606	12.1%
West Coast	3,099	0.6%	3,079	15.2%

	16,843	(3.2%)	17,392	14.3%

Average Revenue Per Unit
Mid-Atlantic	$330,075	0.7%	$327,677	15.4%
Southeast	$294,357	5.7%	$278,484	13.8%
Midwest	$227,174	4.9%	$216,521	2.5%
Southwest	$208,497	16.1%	$179,507	10.9%
West Coast	$515,295	(0.1%)	$515,778	14.8%
Total Home Building	$306,590	5.1%	$291,745	13.1%
     Housing revenues decreased in the three months ended September 30, 2006 as compared to the same period in the prior year primarily due to decreases in units closed. For the three months ended September 30, 2006, we experienced a slight increase in total Home Building average revenue per unit, which is net of any customer discounts. For the six months ended September 30, 2006, all regions experienced increases in average revenue per unit, except for the West Coast region. Customer discounts increased to 6.6% of housing revenues for the three months ended September 30, 2006, up from 1.8% for the same period in the prior year. For the six months ended September 30, 2006, customer discounts increased to 5.7% of housing revenues, up from 1.9% for the same period in the prior year. For the three and six months ended September 30, 2006, our closings have declined when compared to the prior year as a result of decreases in sales orders that was caused principally by increased cancellations. We expect that the decreases in sales orders will significantly affect our closings in the near term, and will result in declines in closings in future quarters.
     Revenues from land sales and other decreased 67.4% to $56.2 million for the three months ended September 30, 2006 as compared to the prior year. For the six months ended September 30, 2006, revenues from land sales decreased 32.6% to $144.0 million as compared to the prior year. The timing and amount of land sales vary from period to period based on several factors, including the location, size, availability and desirability of the land we own in each market. We deploy disciplined capital allocation and management strategies and processes in each of our markets. We also have individual market-focused land acquisition and entitlement resources. The execution of our capital management strategies, combined with the value created by our land acquisition and entitlement teams, result in sales of parcels of land from time to time. In some cases, the purpose of these sales may be to take advantage of an opportunity to realize value that has been created through the entitlement process for parcels on which we are not likely to be able to build homes for some time. These sales may also fund the acquisition of more desirable tracts in a market. Additionally, in certain situations, we may acquire more land than is required to support our planned growth in a particular geographic area. In addition, our resort and second home operations sell land in the normal course of conducting their operations.
     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below.

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Average Operating Neighborhoods (1)	692	12.5%	615	6.8%
Closings Per Average Neighborhood	12.3	(17.4%)	14.9	9.6%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Average Operating Neighborhoods (1)	680	11.3%	611	6.6%
Closings Per Average Neighborhood	24.8	(13.0%)	28.5	7.1%
(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.
     The increase in average operating neighborhoods for the three and six months ended September 30, 2006 is primarily the result of closing out of neighborhoods at a slower rate as compared to the same periods in the prior year. For the three months ended September 30, 2006, we opened 61 new neighborhoods and closed out of 40 neighborhoods. Since September 30, 2005, we opened 279 new neighborhoods and closed out of 210 neighborhoods.
     Homebuilding operating margins (consisting of operating earnings as a percentage of revenues) declined to 4.7% for the three months ended September 30, 2006 as compared to 15.9% for the three months ended September 30, 2005. Homebuilding operating margins declined to 7.6% for the six months ended September 30, 2006 as compared to 15.1% for the six months ended September 30, 2005. The decrease in homebuilding operating margins is primarily attributable to an increase in write-offs of land deposits and pre-acquisition costs, impairments to land under development and increases in discounts and sales incentives as compared to the prior year.
     We periodically reassess our land holdings, including our lot options and evaluate potential market opportunities considering changing market conditions and other factors. During the six months ended September 30, 2006, and in particular the second quarter, we determined not to exercise certain land and lot options and not to consummate certain land acquisitions which resulted in a write-off of certain deposits and pre-acquisition costs and land impairments to land under development. These determinations were made in light of increased inventory, a decline in homebuyer demand, increased cancellations and deteriorating market conditions in the homebuilding industry. Write-offs of land deposits and pre-acquisition costs included in cost of sales — land sales and other amounted to $89.5 million and $125.8 million for the three and six months ended September 30, 2006, respectively, as compared to $8.1 million and $13.0 million for the three and six months ended September 30, 2005, respectively.
     Also included in cost of sales — land sales and other for the three months ended September 30, 2006 is $30.0 million in impairments to land under development. No land-related impairments were recorded in the same period of the prior year. These land impairments are primarily due to challenging market conditions and unrecoverable costs resulting from development overruns. We will continue to reassess our land holdings considering changing market conditions. Continued deterioration in demand and market conditions could result in a decision to walk away from additional land and lot options and a reevaluation of our land holdings, which may result in additional write-offs and impairments.

     Operating margins also decreased due to increases in selling, general and administrative expenses as a percentage of revenues. Selling, general and administrative expenses increased for the six months ended September 30, 2006 primarily due to increases in advertising, marketing and selling expenses to stimulate sales in light of current housing industry conditions as outlined above. The following tables summarize Home Building’s selling, general and administrative expenses:

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Compensation	$189.2	(10.0%)	$210.3	30.2%
Sales Commissions	106.5	8.2%	98.4	35.9%
Advertising and Marketing	48.8	24.2%	39.3	39.4%
Other	55.4	6.9%	51.8	53.7%

Selling, General and Administrative Expenses	$399.9	—	$399.8	35.2%

SG&A as a Percentage of Revenues	15.0%	1.2	13.8%	0.1

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Compensation	$401.2	(0.6%)	$403.7	27.6%
Sales Commissions	207.7	11.4%	186.4	31.1%
Advertising and Marketing	96.4	29.4%	74.5	26.7%
Other	102.4	7.7%	95.1	47.0%

Selling, General and Administrative Expenses	$807.7	6.3%	$759.7	30.5%

SG&A as a Percentage of Revenues	15.2%	0.8	14.4%	—
     The following tables summarize sales orders and backlog units:

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Sales Orders (in Units)
Mid-Atlantic	1,217	(28.3%)	1,697	2.3%
Southeast	787	(53.4%)	1,690	1.6%
Midwest	1,125	(35.8%)	1,752	18.4%
Southwest	2,385	(13.8%)	2,767	22.3%
West Coast	1,314	(20.3%)	1,649	15.3%

	6,828	(28.5%)	9,555	12.5%

Sales Per Average Neighborhood	9.9	(36.1%)	15.5	4.7%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Sales Orders (in Units)
Mid-Atlantic	2,766	(25.4%)	3,707	18.2%
Southeast	1,826	(48.2%)	3,525	(1.8%)
Midwest	2,605	(23.1%)	3,387	10.9%
Southwest	4,948	(14.4%)	5,780	25.7%
West Coast	2,933	(18.0%)	3,575	13.5%

	15,078	(24.5%)	19,974	14.0%

Sales Per Average Neighborhood	22.2	(32.1%)	32.7	6.9%

	As of
	September 30, 2006		March 31, 2006
		Change		Change
Backlog Units
Mid-Atlantic	2,461	(19.9%)	3,073	(11.2%)
Southeast	3,199	(22.3%)	4,116	(17.8%)
Midwest	2,404	(12.7%)	2,755	(15.8%)
Southwest	4,375	6.9%	4,094	11.0%
West Coast	3,183	(5.0%)	3,349	5.9%

	15,622	(10.2%)	17,387	(6.5%)

     For the three months ended September 30, 2006, sales orders declined in all of the regions in which we do business, with the most pronounced declines experienced in the Southeast and Midwest regions. For the six months ended September 30, 2006, sales orders declined in all regions, with the most significant declines experienced in the Southeast and Mid-Atlantic regions. These declines led to a decrease in backlog in all regions other than the Southwest.
     As previously discussed, some of the factors we believe are contributing to the decrease in sales and backlog are increased inventory of new and used homes for sale, a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, and a decrease in the affordability of housing in selected markets. These factors are evidenced by lower customer traffic and increases in cancellation rates. For the three months ended September 30, 2006 and 2005, cancellation rates were 37.4% and 22.2%, respectively. Cancellation rates were 34.9% and 21.5% for the six months ended September 30, 2006 and 2005, respectively.
     The following table summarizes our land position as of September 30, 2006 and June 30, 2006:

	As of September 30,			As of June 30,
	2006			2006
	Lots Owned	Lots Controlled	Total Lots	Lots Owned	Lots Controlled	Total Lots

Mid-Atlantic	21,282	39,965	61,247	20,596	45,706	66,302
Southeast	28,187	26,047	54,234	28,475	43,243	71,718
Midwest	13,612	12,345	25,957	13,955	16,564	30,519
Southwest	28,419	34,151	62,570	29,953	36,147	66,100
West Coast	18,354	23,241	41,595	19,997	27,954	47,951

	109,854	135,749	245,603	112,976	169,614	282,590

Change(1)	(2.8%)	(20.0%)	(13.1%)	3.8%	(9.2%)	(4.4%)
(1)	From previous quarter.
     We have decreased our total land position for two consecutive quarters in which the most pronounced declines are in total lots controlled. The decrease in our land position for the three months ended September 30, 2006 is a result of our decision to decelerate land purchases and new lot option arrangements, as well as to walk away from certain existing lots controlled under option agreements. Our total land position owned or controlled under option agreements at September 30, 2006 will provide land for approximately 98% of closings for fiscal year 2007, 94% of closings for fiscal year 2008, and 78% of closings for fiscal year 2009 based on our current closing projections. Included in our total land position are approximately 28,126 and 35,063 lots controlled through joint venture arrangements as of September 30, 2006 and March 31, 2006, respectively. We have completed our due diligence on 54,424 lots that we control (including certain of such lots controlled through joint ventures).
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
     The following summarizes Financial Services’ results for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Revenues	$120.6	(0.2%)	$120.9	15.0%
Cost of Sales	(21.8)	22.5%	(17.8)	125.3%
Selling, General and Administrative Expenses	(72.6)	(11.2%)	(81.8)	8.3%

Operating Earnings	$26.2	23.0%	$21.3	(1.8%)

Operating Margin	21.7%	4.1	17.6%	(3.0)

Interest Margin	$8.0	(17.5%)	$9.7	(28.7%)

Average Interest Earning Assets	$1,520.7	(14.4%)	$1,775.6	30.6%
Average Yield	7.84%	1.64	6.20%	(0.11)
Average Interest Bearing Liabilities	$1,476.7	(18.8%)	$1,819.7	37.0%
Average Rate Paid	5.88%	1.95	3.93%	1.58

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Revenues	$243.3	5.4%	$230.9	7.8%
Cost of Sales	(42.6)	39.2%	(30.6)	105.4%
Selling, General and Administrative Expenses	(151.4)	(4.0%)	(157.7)	8.4%

Operating Earnings	$49.3	15.7%	$42.6	(20.7%)

Operating Margin	20.3%	1.9	18.4%	(6.7)

Interest Margin	$16.6	(18.2%)	$20.3	(30.5%)

Average Interest Earning Assets	$1,547.5	(5.2%)	$1,632.5	5.9%
Average Yield	7.65%	1.41	6.24%	0.51
Average Interest Bearing Liabilities	$1,509.0	(8.8%)	$1,653.9	11.2%
Average Rate Paid	5.65%	1.93	3.72%	1.75
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

     Revenues for the three months ended September 30, 2006 were relatively unchanged as compared to the prior year. The combination of an increase in interest income and revenue related to the gain on sale of our technology operations was offset by a decrease in gain on sale of mortgage loans. Revenues for the six months ended September 30, 2006 increased as compared to the prior year due to increases in interest income, gain on sale of mortgage loans and the revenue related to the gain on sale of our technology operations. Loan funding costs increased during both periods as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the decrease in interest margin for the three and six months ended September 30, 2006. The decrease in selling, general and administrative expenses in the three and six months ended September 30, 2006 is primarily related to decreases in branch operating, support and sales management expenses.
     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, known collectively as gain on sale of mortgage loans, and (2) loans brokered to third party lenders and fees received for related broker services for the three and six months ended September 30, 2006 and 2005 (dollars in millions, except average loan size):

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Loan Sales to Investors
Volume	$2,394.9	(32.6%)	$3,551.2	42.5%
Number of Loans Sold	11,960	(38.4%)	19,401	32.1%
Gain on Sale of Mortgage Loans	$39.9	(13.1%)	$45.9	22.4%

Loans Brokered to Third Party Lenders
Volume	$866.5	(2.5%)	$888.9	9.4%
Number of Brokered Loans	2,898	(12.5%)	3,311	(8.2%)
Broker Fees	$17.3	(2.3%)	$17.7	1.1%

Average Loan Size
Loans Sold to Investors	$200,245	9.4%	$183,042	7.9%
Loans Brokered to Third Party Lenders	$299,037	11.4%	$268,499	19.2%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Loan Sales to Investors
Volume	$5,252.1	(14.0%)	$6,104.4	20.6%
Number of Loans Sold	26,272	(19.4%)	32,598	9.0%
Gain on Sale of Mortgage Loans	$86.5	1.4%	$85.3	19.6%

Loans Brokered to Third Party Lenders
Volume	$1,823.5	3.4%	$1,763.8	6.3%
Number of Brokered Loans	6,135	(8.7%)	6,723	(7.5%)
Broker Fees	$35.9	0.6%	$35.7	6.3%

Average Loan Size
Loans Sold to Investors	$199,912	6.8%	$187,264	10.6%
Loans Brokered to Third Party Lenders	$297,260	13.3%	$262,369	15.0%
     The volume and number of loans sold to investors decreased for the three and six months ended September 30, 2006 as compared to the same periods in the prior year. The decreases experienced in the volume and number of these loans sold for the three and six months ended September 30, 2006 was offset by an increase in average income received from the sale of mortgage servicing rights for each loan; therefore, the percentage changes in gain on sale of mortgage loans are not commensurate with the changes experienced in volume and number of loans sold.

     CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is closed as an originated loan or cancelled. New application data presented below includes loan applications, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Open Applications — Beginning	23,417	(16.5%)	28,047	6.4%

New Applications	22,709	(21.0%)	28,736	10.1%
Cancelled Applications	(10,522)	—	(10,520)	(5.3%)

Net Applications	12,187	(33.1%)	18,216	21.5%

Originated Loans	(14,168)	(26.0%)	(19,149)	15.7%

Open Applications — Ending	21,436	(20.9%)	27,114	9.4%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Open Applications — Beginning	23,219	(6.8%)	24,912	(7.1%)

New Applications	48,118	(19.3%)	59,655	5.3%
Cancelled Applications	(20,751)	1.9%	(20,374)	(11.1%)

Net Applications	27,367	(30.3%)	39,281	16.5%

Originated Loans	(29,150)	(21.4%)	(37,079)	3.8%

Open Applications — Ending	21,436	(20.9%)	27,114	9.4%

     The table below provides a comparative analysis of mortgage loan originations for the three and six months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Origination Volume (in millions)	$3,357.9	(21.5%)	$4,278.7	38.4%
Number of Originated Loans
Builder	6,429	2.9%	6,245	20.0%
Retail	7,739	(40.0%)	12,904	13.7%

	14,168	(26.0%)	19,149	15.7%

Average Loan Size — Originated Loans	$237,000	6.1%	$223,400	19.7%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Origination Volume (in millions)	$6,845.9	(15.5%)	$8,099.5	22.9%
Number of Originated Loans
Builder	12,494	5.3%	11,864	16.0%
Retail	16,656	(33.9%)	25,215	(1.1%)

	29,150	(21.4%)	37,079	3.8%

Average Loan Size — Originated Loans	$234,900	7.6%	$218,400	18.4%

     Total originations for the three and six months ended September 30, 2006 decreased as a result of a decrease in Retail originations, which is primarily the result of a decrease in refinancing activity and a decline in homebuyer demand. Refinancing activity accounted for 16% and 23% of its originations for the three months ended September 30, 2006 and 2005, respectively. Refinancing activity accounted for 16% and 22% of its originations for the six months ended September 30, 2006 and 2005, respectively. The decrease in Retail originations was partially offset by a slight increase in Builder originations. The increase in Builder originations is due to our continued focus on serving this customer base. For the three months ended September 30, 2006, CTX Mortgage Company, LLC originated 80% of the non-cash unit closings of Home Building’s customers, versus 75% for the same period in the prior year. For the six months ended September 30, 2006, CTX Mortgage Company, LLC originated 78% of the non-cash unit closings of Home Building’s customers, versus 75% for the same period in the prior year.
     CTX Mortgage Company, LLC’s operations are influenced by borrowers’ perceptions of and reactions to interest rates. Any significant increase in mortgage interest rates above current prevailing levels could affect the ability or willingness of prospective homebuyers to finance home purchases and/or curtail mortgage refinance activity.
CONSTRUCTION SERVICES
     The following summarizes Construction Services’ results for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Revenues	$546.2	39.4%	$391.9	(13.3%)
Operating Earnings	$10.0	150.0%	$4.0	(27.3%)

New Contracts Executed	$605.7	(27.6%)	$837.0	129.5%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Revenues	$1,047.6	38.2%	$758.0	(14.5%)
Operating Earnings	$16.8	150.7%	$6.7	(33.0%)

New Contracts Executed	$1,047.8	(32.6%)	$1,555.2	121.3%

	As of September 30,
	2006		2005
		Change		Change
Backlog of Uncompleted Contracts	$2,957.5	5.7%	$2,798.4	79.1%
     Construction Services’ revenues are impacted by the nature and size of construction projects, the stage of completion and the construction schedule as defined by project owners. Revenues for the three and six months ended September 30, 2006 increased as compared to the same periods in the prior year primarily due to a substantial increase in backlog in prior periods resulting in a larger portfolio of work from which revenue was realized in these periods. The increase in operating earnings for the three and six months ended September 30, 2006 is primarily the result of the larger portfolio of jobs and improved job profit margins.
     For the three and six months ended September 30, 2006, there has been an increase in active multi-unit residential projects, which have higher profit margins. As of September 30, 2006, we had 240 active projects which represent a 14.6% decrease over the same period in the prior year. Additionally, for the three and six months ended September 30, 2005, Construction Services incurred approximately $1.6 million and $4.1 million in costs for the merging of two offices that impacted prior year’s operating earnings.
     The decrease in new contracts executed for the three and six months ended September 30, 2006 was due primarily to several large contracts executed during the three and six months ended September 30, 2005, which did not occur in the three and six months ended September 30, 2006. The increase in backlog of uncompleted contracts was primarily due to an increase in the average contract values for projects in backlog as compared to the same period in the prior year. Construction Services defines backlog as the uncompleted portion of all signed contracts. Construction Services’ multi-unit residential backlog of $1.36 billion includes $233.8 million of vertical construction projects for our Home Building business segment.
     Construction Services has also been awarded work that is pending execution of a signed contract. At September 30, 2006 and 2005, such work, which is not included in backlog, was approximately $2.36 billion and $2.09 billion, respectively. There is no assurance that this awarded work will result in future revenues.
OTHER
     Our Other segment includes our home services operations, investment real estate operations, corporate general and administrative expense, and interest expense.
     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months Ended September 30,
	2006		2005
		Change		Change
Operating Loss from Home Services Operations	$(1.4)	(36.4%)	$(2.2)	4.8%
Operating Earnings (Loss) from Investment Real Estate Operations	2.6	(966.7%)	(0.3)	50.0%
Corporate General and Administrative Expense	(20.7)	(12.3%)	(23.6)	24.2%
Interest Expense	—	(100.0%)	(3.1)	(34.0%)

Operating Loss	$(19.5)	(33.2%)	$(29.2)	12.3%

	For the Six Months Ended September 30,
	2006		2005
		Change		Change
Operating Loss from Home Services Operations	$(3.1)	(35.4%)	$(4.8)	2.1%
Operating Earnings (Loss) from Investment Real Estate Operations	2.6	(750.0%)	(0.4)	(104.1%)
Corporate General and Administrative Expense	(45.0)	1.8%	(44.2)	14.5%
Interest Expense	—	(100.0%)	(5.7)	(37.4%)

Operating Loss	$(45.5)	(17.4%)	$(55.1)	29.0%

     Our home services revenues increased 18.8% to $32.3 million in the three months ended September 30, 2006 as compared to the same period in the prior year. Our home services revenues increased 19.7% to $63.7 million in the six months ended September 30, 2006 as compared to the same period in the prior year. This increase in revenues is the result of an expanded customer base. We had 396 thousand pest defense customers as of September 30, 2006 as compared to 310 thousand as of September 30, 2005. The decrease in our home services division’s operating loss for the three and six months ended September 30, 2006 is primarily due to the increase in revenues and leverage in selling, general and administrative expenses.
     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The decrease in corporate general and administrative expenses in the three months ended September 30, 2006 is primarily related to compensation decreases and a decrease in professional services.
     For further information on interest expense, see Note (B), “Statements of Consolidated Cash Flows — Supplemental Disclosures,” of the Notes to Consolidated Financial Statements.
DISCONTINUED OPERATIONS
     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations are included in discontinued operations in the Statements of Consolidated Earnings.

     On July 11, 2006, we completed the sale of Home Equity to an unrelated third party. Home Equity’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and any assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the September 30, 2006 presentation.
     For additional information on our discontinued operations, see Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.
     Discontinued operations include the operations of international homebuilding and sub-prime home equity lending. The following summarizes the results of discontinued operations for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

Revenues
International homebuilding	$—	$97.5	$—	$224.4
Sub-prime home equity lending	17.2	205.4	170.1	399.2

	$17.2	$302.9	$170.1	$623.6

Operating Earnings (Loss)
International homebuilding	$—	$6.1	$—	$15.2
Sub-prime home equity lending	(19.3)	32.5	(44.0)	58.9

	$(19.3)	$38.6	$(44.0)	$74.1

Pre-tax Gain on Sale
International homebuilding	$—	$10.7	$—	$10.7
Sub-prime home equity lending	102.4	—	102.4	—

	$102.4	$10.7	$102.4	$10.7

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the three and six months ended September 30, 2006 and 2005 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Six Months Ended September 30,
	2006	2005
Net Cash Provided by (Used in)
Centex*
Operating Activities	$(391,330)	$(877,283)
Investing Activities	3,928	75,867
Financing Activities	393,373	554,032
Effect of Exchange Rate on Cash	—	(1,479)

	5,971	(248,863)

Financial Services
Operating Activities	255,370	(218,496)
Investing Activities	206,132	(679,909)
Financing Activities	(466,563)	898,682

	(5,061)	277

Centex Corporation and Subsidiaries
Operating Activities	(695,871)	(1,262,173)
Investing Activities	174,191	(462,648)
Financing Activities	522,590	1,477,714
Effect of Exchange Rate on Cash	—	(1,479)

Net Increase (Decrease) in Cash	$910	$(248,586)

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
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and other short-term credit arrangements, and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the three and six months ended September 30, 2006 and 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building’s inventories relating to the units under construction during the period, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity, offset by scheduled debt maturities and share repurchases.
     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed credit facilities, proceeds from the sale of mortgage loans to HSF-I and investors, Home Equity’s securitizations and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held by Home Equity for investment and origination and servicing fees. Financial Services’ cash provided by investing activities for the six months ended September 30, 2006 was primarily the proceeds from the sale of Home Equity and Financial Services’ technology operations. For the six months ended September 30, 2005, Financial Services’ cash used in investing activities was primarily to finance an increase in Home Equity’s residential mortgage loans held for investment. The funds used in Financial Services’ financing activities for the six months ended September 30, 2006 were primarily from the dividends paid to Centex. For the six months ended September 30, 2005, the funds provided by Financial Services’ financing activities were primarily from new debt used to fund residential mortgage loan activity.
     Our existing credit facilities and available capacity as of September 30, 2006 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$875,000
Letters of Credit	835,000	447,536

	2,085,000	1,322,536	(1) (2)
Unsecured Credit Facility	150,000	150,000	(3)

	2,235,000	1,472,536

Financial Services
Secured Credit Facilities	1,040,000	658,581	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,581,000

	4,040,000	2,239,581

	$6,275,000	$3,712,117	(5)

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of September 30, 2006, the $1.25 billion commercial paper program had $375 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)
In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	CTX Mortgage Company, LLC maintains $1,040 million of secured, committed mortgage warehouse facilities to finance mortgages.

(5)
The amount of available capacity consists of $3,562.1 million of committed capacity and $150.0 million of uncommitted capacity as of September 30, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.

     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of mortgage loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of September 30, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to eliminate credit risks associated with mortgage warehousing. HSF-I is consolidated pursuant to the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46; accordingly, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2006, we were in compliance with all these covenants.
     As of September 30, 2006, our short-term debt was $2.12 billion, of which $1.74 billion was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.
     Our outstanding debt (in thousands), excluding discontinued operations, as of September 30, 2006 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$377,504
Senior Debt:
Medium-term Note Programs, weighted-average 6.28%, due through 2008	245,000
Senior Notes, weighted-average 5.89%, due through 2017	3,708,868
Other Indebtedness, weighted-average 6.55%, due through 2018	23,815
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,962

4,455,149

Financial Services
Short-term Debt:
Short-term Notes Payable	381,419
Harwood Street Funding I, LLC Secured Liquidity Notes	1,357,936
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 7.33%, due through 2010	60,000

1,799,355

$6,254,504

     At June 30, 2006, our remaining share purchase authorization totaled 11.0 million shares. In the three months ended September 30, 2006, we repurchased an aggregate of 1.6 million shares of our common stock at a total purchase price of $80.6 million, including commissions paid. As of September 30, 2006, our remaining share repurchase authorization totaled 9.4 million shares.

     During the six months ended September 30, 2006, the principal amount of our outstanding long-term debt increased $222.6 million resulting from (dollars in millions):

	Debt Type	Amount

Centex
Issuances	Senior Note	$500.0

Retirements	Medium-term Note	(100.0)
	Senior Note	(13.0)

Other Indebtedness	Various	(164.4)

Total		$222.6

CERTAIN OFF-BALANCE SHEET OBLIGATIONS
     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.
Joint Ventures
     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land-related activities typically require substantial capital, and partnering with other developers and, to a lesser extent, financial partners, allows Home Building to share the risks and rewards of ownership and to provide broader strategic advantages.
     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of
	September 30, 2006	March 31, 2006

Number of Active Joint Ventures (1)	48	44

Investment in Joint Ventures	$313,120	$307,779

Total Joint Venture Debt	$1,200,382	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$461,726	$388,428

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (2) (4)	$234,712	$228,603
Repayment Guarantee (3) (4)	14,579	8,136

Total Limited Recourse Debt	$249,291	$236,739

(1)
The number of active joint ventures includes Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We are the managing member of 28 and 24 of the active joint ventures as of September 30, 2006 and March 31, 2006, respectively. As of September 30, 2006 and March 31, 2006, 24 and 23, respectively, of the active joint ventures have outstanding debt.

(2)
We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. We could be required to contribute additional capital to these joint ventures to the extent the loan to value ratio falls below the specified ratio. To date, we have not been requested to perform under any of our limited maintenance guarantees.

(3)	We have guaranteed repayment of a portion of certain joint venture debt limited to our ownership percentage of the joint venture or a percentage thereof.

(4)	These amounts represent our maximum exposure based on the joint ventures’ debt at each respective date.
     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Certain joint venture agreements require us to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, we would be liable for incremental costs to complete development. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under any of these guarantees.
     We also have investments in joint ventures related to our Construction Services and Other segments totaling $2,969 and $2,605 as of September 30, 2006 and March 31, 2006, respectively.
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
Impairment of Long-Lived Assets
     Housing projects, land held for development and sale (including direct construction costs, capitalized interest and real estate taxes) and property, plant and equipment are assessed for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on estimated cash flows discounted for inherent risks associated with the long-lived assets. We recorded $30.0 million in impairments to land under development in the three and six months ended September 30, 2006. No land-related impairments were recorded in the same period of the prior year. See additional information on land write-offs under Inventory Valuation below.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. Goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in the three and six months ended September 30, 2006 and 2005.
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
     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs and land that will not begin development in the next two years. Whether we elect to go forward with land purchases is dependent on a number of factors, including changes in market conditions in the area where the planned development is located. To the extent we determine that we will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales. During the three and six months ended September 30, 2006, $89.5 million and $125.8 million, respectively, of land deposits and pre-acquisition costs were written off as compared to $8.1 million and $13.0 million for the three and six months ended September 30, 2005, respectively. Included in the cost of land sales and other were write-offs of option deposits and pre-acquisition costs that were classified as land held for development.
Land Held Under Option Agreements Not Owned
     In order to ensure the future availability of land for homebuilding, we enter into land option purchase agreements with unaffiliated third parties. Under the option agreements, we pay a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from us nor obligate us to purchase the land. Land option deposits related to these options are reclassified to land held under option agreements not owned. To the extent we do not exercise our option to purchase such land, the amount of the lot option deposit, any letters of credit, as well as development costs incurred to date, represent our maximum exposure to loss, except in certain circumstances, which would not be material.
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
     We determine if we are the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. Based on this evaluation, if we are the primary beneficiary of those entities with which we have entered into land option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests. See Note (E), “Inventories,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.
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
     Although we consider the loan origination reserve reflected in our consolidated balance sheet at September 30, 2006 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
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
Income Taxes
     We account for income taxes on the deferral method whereby deferred tax assets and liabilities are recognized for the consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. An accrued liability for potential audit assessments relating to various taxing jurisdictions is reflected in current taxes payable including interest and penalties, if applicable. The accrued liability is an estimate based on our assessment of the ultimate resolution of these tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” These estimated liabilities may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations.
     The Federal statute of limitations has expired for all of our Federal tax returns filed for tax years up through March 31, 2000. Our Federal income tax returns for fiscal years 2001 through 2004 are currently being examined by the IRS. The IRS has indicated that it may propose adjustments to our 2001 through 2004 Federal income tax returns relating primarily to our use of certain net operating losses. We have recognized approximately $200 million of tax benefits related to these net operating losses.
     We believe that our tax return positions are supported and will vigorously contest any adjustments proposed by taxing authorities.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued Staff Position 109-1, or FSP 109-1, Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the periods during which the amounts are deductible on the tax return. Based on the guidance provided by FSP 109-1, this deduction is accounted for as a special deduction under SFAS 109 which reduces income tax expense. The tax benefits resulting from the new deduction are reflected in the effective income tax rate of 38.7% and 29.3% for the three months ended September 30, 2006 and 2005, respectively, and 38.3% and 32.9% for the six months ended September 30, 2006 and 2005, respectively.
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

     In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

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
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.
     For a discussion of certain litigation and similar proceedings in which we are involved, please refer to Note (H), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.
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
     As previously disclosed in a risk factor contained in our 2006 Form 10-K, and as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (“June 30 Form 10-Q”), in recent periods we reported declines or slower growth rates in the volume of homes sold, which reflect continued deteriorating market conditions in the homebuilding industry and such deterioration may continue in the future. These trends became more pronounced during the quarter ended September 30, 2006, and we experienced a significant decline in sales orders in all of the principal areas in which we operate. We attribute these developments to, among other things, increased inventory of new and used homes for sale, a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, and a decrease in the affordability of housing in selected markets. These developments have had and may continue to have a material adverse effect on our financial condition and results of operations. During the quarter ended September 30, 2006, we also decided not to pursue development and construction in certain areas where we held option deposits, which resulted in significant write-offs of land deposits and pre-acquisition costs. These write-offs adversely affected our operating earnings and operating margins during the quarter ended September 30, 2006. In addition, during the three months ended September 30, 2006, we recorded impairments to land under development due primarily to unrecoverable costs resulting from development overruns and challenging market conditions. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which would lead to further write-offs of option deposits and pre-acquisition costs and land impairments. See 2006 Form 10-K, Item 1A, “Home Building — Deterioration in economic conditions generally or in the market regions where we operate could decrease demand and pricing for new homes and adversely affect our results of operations” and June 30 Form 10-Q, Item 1A.
     Our 2006 Form 10-K included a risk factor related to our then planned disposition of Home Equity, our sub-prime home equity lending operations, as updated in our June 30 Form 10-Q. See 2006 Form 10-K, Item 1A, “Discontinued Operations — There are uncertainties associated with our planned disposition of Home Equity” and June 30 Form 10-Q, Item 1A. On July 11, 2006, we consummated the sale of Home Equity. As a result, the risks relating to the closing of the transaction are no longer applicable.
     The following new risk factor is added to Item 1A of the 2006 Form 10-K, under “Factors Affecting Multiple Business Segments:”
Our income tax provision and other tax reserves may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our positions.
     Significant judgment is required to determine our provision for income taxes and for our reserves for federal, state, local and other taxes. In the ordinary course of our business, there may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the appropriate tax treatment is reasonable, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and other tax reserves. Such differences could have a material adverse effect on our income tax provision or benefits, or other tax reserves, in the period in which such determination is made and, consequently, on our net income for such period.

     From time to time, we are audited by various federal, state and local authorities regarding tax matters. We fully cooperate with all audits. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain reserves for tax contingencies based on reasonable estimates of our potential exposure with respect to the tax liabilities that may result from such audits. However, if the reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
     We regularly repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended September 30, 2006:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
July 1-31	1,000,000	$50.80	1,000,000	10,000,000
August 1-31	—	$—	—	10,000,000
September 1-30	608,699	$49.64	600,000	9,400,000

Total (1) (2)	1,608,699	$50.36	1,600,000

(1)
Of the 1,608,699 shares repurchased for the quarter ended September 30, 2006, 8,699 shares represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

(2)	Except as provided in Note (1), all share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.
     On May 11, 2006, the Company’s Board of Directors authorized the repurchase of an additional 12 million shares. The 1.6 million shares purchased during the three months ended September 30, 2006, as part of publicly announced plans, represent shares of common stock repurchased pursuant to the May 2006 Board of Directors’ authorization. Purchases are made in the open market or in block purchases, and such transactions may be effected from time to time or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 13, 2006, we held our Annual Meeting of Stockholders. A total of 107,244,826 shares out of 120,134,771 shares outstanding were represented in person or by proxy at the meeting. At the Annual Meeting, the following matters were addressed:
     (1) Ursula O. Fairbairn, Thomas J. Falk, Matthew K. Rose, and Thomas M. Schoewe were elected as directors to serve for a three-year term until the 2009 Annual Meeting. Voting results for these nominees are summarized below:

	Number of Shares
	For	Withheld	Broker Non-Votes
Ursula O. Fairbairn	97,564,845	9,679,981	—
Thomas J. Falk	98,199,874	9,044,952	—
Matthew K. Rose	97,845,919	9,398,907	—
Thomas M. Schoewe	98,182,486	9,062,340	—

     Clint W. Murchison III, Frederic M. Poses and David W. Quinn continue as directors with a term expiring in 2007. Barbara T. Alexander, Juan L. Elek, Timothy R. Eller and James J. Postl continue as directors with a term expiring in 2008.
     (2) Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2007 as set forth in Proposal 2 of the Centex Corporation Proxy Statement dated June 12, 2006. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
106,523,424	84,667	636,734	—
     (3) Stockholders voted against a stockholder proposal concerning energy efficiency as set forth in Proposal 3 of the Centex Corporation Proxy Statement dated June 12, 2006. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
7,418,850	74,805,065	10,354,554	14,666,357
     (4) Stockholders voted against a stockholder proposal concerning majority voting as set forth in Proposal 4 of the Centex Corporation Proxy Statement dated June 12, 2006. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
43,518,228	48,050,712	1,009,529	14,666,357

Item 6. Exhibits
     The following documents are filed as part of this Report.
3.1
Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Amended and Restated By-Laws of Centex dated October 11, 2005 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 12, 2005).

4.1	Specimen Centex common stock certificate.

4.2
Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as Exhibits 4.5 and 4.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amended and Restated 1997 Stock Option Plan.*

10.2	Amended and Restated 1998 Centex Corporation Employee Non-qualified Stock Option Plan.*

10.3	Amended and Restated Centex Corporation 2001 Stock Plan.*

10.4	Amended and Restated Centex Corporation 2003 Equity Incentive Plan.*

10.5	Amended and Restated Centex Corporation 2001 Long Term Incentive Plan.*

10.6
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

CENTEX CORPORATION

Registrant

November 1, 2006	/s/ Catherine R. Smith

Catherine R. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer)

November 1, 2006	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)