Form 10-Q
period 2006-12-31
CENTEX CORP
filed 2007-02-01
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)
Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive offices) (Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ✓   Accelerated filer            Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 24, 2007: 119,442,370 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
December 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,
	2006	2005
Revenues
Home Building	$2,587,251	$3,003,650
Financial Services	107,577	112,855
Construction Services	600,721	402,927
Other, including Intersegment Eliminations	(11,099)	5,713

	3,284,450	3,525,145

Costs and Expenses
Home Building	2,833,267	2,547,629
Financial Services	91,081	91,855
Construction Services	590,317	396,516
Other, including Intersegment Eliminations	(10,444)	8,271
Corporate General and Administrative	22,600	26,775
Interest Expense	—	3,009

	3,526,821	3,074,055

Earnings (Loss) from Unconsolidated Entities	(45,919)	48,957

Earnings (Loss) from Continuing Operations Before Income Taxes	(288,290)	500,047
Income Taxes Provision (Benefit)	(52,910)	186,835

Earnings (Loss) from Continuing Operations	(235,380)	313,212
Earnings from Discontinued Operations, net of Taxes of $3,906 and $12,577	7,234	16,132

Net Earnings (Loss)	$(228,146)	$329,344

Basic Earnings (Loss) Per Share
Continuing Operations	$(1.96)	$2.47
Discontinued Operations	0.06	0.13

	$(1.90)	$2.60

Diluted Earnings (Loss) Per Share
Continuing Operations	$(1.96)	$2.37
Discontinued Operations	0.06	0.12

	$(1.90)	$2.49

Average Shares Outstanding
Basic	119,935,522	126,572,663
Dilutive Securities:
Options	—	5,307,073
Other	—	198,027

Diluted	119,935,522	132,077,763

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,
	2006	2005
Revenues
Home Building	$7,895,135	$8,291,236
Financial Services	350,896	343,725
Construction Services	1,648,357	1,160,904
Other, including Intersegment Eliminations	(13,724)	53,570

	9,880,664	9,849,435

Costs and Expenses
Home Building	7,744,995	7,054,047
Financial Services	285,149	280,182
Construction Services	1,621,471	1,148,023
Other, including Intersegment Eliminations	(10,793)	61,776
Corporate General and Administrative	67,575	70,935
Interest Expense	—	8,705

	9,708,397	8,623,668

Earnings (Loss) from Unconsolidated Entities	(35,864)	67,585

Earnings from Continuing Operations Before Income Taxes	136,403	1,293,352
Income Taxes	109,738	448,102

Earnings from Continuing Operations	26,665	845,250
Earnings from Discontinued Operations, net of Taxes of $26,678 and $61,284	42,846	52,294

Net Earnings	$69,511	$897,544

Basic Earnings Per Share
Continuing Operations	$0.22	$6.61
Discontinued Operations	0.36	0.41

	$0.58	$7.02

Diluted Earnings Per Share
Continuing Operations	$0.22	$6.31
Discontinued Operations	0.34	0.39

	$0.56	$6.70

Average Shares Outstanding
Basic	120,507,675	127,933,898
Dilutive Securities:
Options	3,955,648	5,578,959
Other	61,540	441,420

Diluted	124,524,863	133,954,277

Cash Dividends Per Share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	December 31, 2006	March 31, 2006
Assets
Cash and Cash Equivalents	$59,795	$47,168
Restricted Cash	179,196	135,477
Receivables -
Residential Mortgage Loans Held for Sale	1,988,948	2,129,538
Construction Contracts	407,049	361,393
Trade, including Notes of $20,140 and $31,897	245,241	342,786
Inventories -
Housing Projects	9,617,954	8,419,137
Land Held for Development and Sale	201,896	409,295
Land Held Under Option Agreements Not Owned	374,727	817,881
Other	11,766	11,615
Investments -
Joint Ventures and Other	233,988	310,384
Financial Services	—	—
Property and Equipment, net	131,798	182,757
Other Assets -
Deferred Income Taxes	352,915	233,908
Goodwill	220,159	218,735
Deferred Charges and Other, net	235,579	234,763
Assets of Discontinued Operations	—	7,510,162

	$14,261,011	$21,364,999

Liabilities and Stockholders’ Equity
Accounts Payable	$1,007,870	$992,836
Accrued Liabilities	1,750,629	1,766,844
Debt -
Centex	4,309,339	3,982,193
Financial Services	1,999,129	2,077,215
Receivables from Affiliates	—	—
Liabilities of Discontinued Operations	—	7,001,793
Commitments and Contingencies
Minority Interests	292,796	532,460
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 119,284,860 and 122,103,713 Shares	30,919	34,132
Capital in Excess of Par Value	42,586	580,010
Retained Earnings	5,056,811	5,251,325
Treasury Stock, at Cost; 4,391,754 and 14,424,807 Shares	(229,068)	(862,439)
Accumulated Other Comprehensive Income	—	8,630

Total Stockholders’ Equity	4,901,248	5,011,658

	$14,261,011	$21,364,999

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
December 31, 2006	March 31, 2006	December 31, 2006	March 31, 2006

$51,106	$36,711	$8,689	$10,457
53,595	70,824	125,601	64,653

—	—	1,988,948	2,129,538
407,049	361,393	—	—
190,315	298,912	54,926	43,874

9,617,954	8,419,137	—	—
201,896	409,295	—	—
374,727	817,881	—	—
5,872	5,361	5,894	6,254

233,988	310,384	—	—
131,041	655,266	—	—
114,121	160,611	17,677	22,146

334,662	217,446	18,253	16,462
211,207	206,998	8,952	11,737
220,956	212,617	14,623	22,146
—	—	—	7,510,162

$12,148,489	$12,182,836	$2,243,563	$9,837,429

$995,276	$977,608	$12,594	$15,228
1,651,029	1,680,090	99,600	86,754

4,309,339	3,982,193	—	—
—	—	1,999,129	2,077,215
—	—	(13,082)	(9,110)
—	—	—	7,001,793

291,597	531,287	1,199	1,173

—	—	—	—

30,919	34,132	1	1
42,586	580,010	275,467	275,467
5,056,811	5,251,325	(131,345)	380,206
(229,068)	(862,439)	—	—
—	8,630	—	8,702

4,901,248	5,011,658	144,123	664,376

$12,148,489	$12,182,836	$2,243,563	$9,837,429

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Nine Months Ended December 31,
	2006	2005
Cash Flows — Operating Activities
Net Earnings	$69,511	$897,544
Adjustments-
Depreciation and Amortization	42,958	49,441
Stock-based Compensation	52,446	51,326
Provision for Losses on Residential Mortgage Loans Held for Investment	22,364	68,032
Impairment and Write-off of Land-related Assets	499,177	18,864
Deferred Income Tax (Benefit) Provision	(49,014)	(166,994)
Loss (Earnings) of Joint Ventures and Unconsolidated Subsidiaries	58,973	(63,039)
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	88,522	84,994
Minority Interest, net of Taxes	(411)	(517)
Gain on Sale of Businesses	(126,038)	(6,500)
Changes in Assets and Liabilities, Excluding Effect of Dispositions
(Increase) Decrease in Restricted Cash	(74,857)	(91,324)
Decrease (Increase) in Receivables	40,882	26,379
Decrease in Residential Mortgage Loans Held for Sale	140,590	47,693
Increase in Housing Projects and Land Held for Development and Sale	(1,455,848)	(2,273,722)
(Increase) Decrease in Other Inventories	(103)	(163)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(32,960)	311,776
Decrease (Increase) in Other Assets, net	1,572	(24,938)
(Decrease) Increase in Payables to Affiliates	—	—
Other	110	2,447

	(722,126)	(1,068,701)

Cash Flows — Investing Activities
Payments Received on Notes Receivable	11,757	23,584
Increase in Residential Mortgage Loans Held for Investment	(292,448)	(912,287)
Investments in and Advances to Joint Ventures	(187,052)	(316,085)
Distributions from Joint Ventures	148,242	134,740
Decrease (Increase) in Investments in and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(26,929)	(42,998)
Proceeds from Dispositions	494,013	327,415
Other	(6,105)	(2,857)

	141,478	(788,488)

Cash Flows — Financing Activities
Increase in Short-term Debt, net	294,129	1,781,738
Centex
Issuance of Long-term Debt	500,641	972,049
Repayment of Long-term Debt	(192,991)	(327,153)
Financial Services
Issuance of Long-term Debt	961,126	2,008,372
Repayment of Long-term Debt	(746,680)	(2,539,019)
Proceeds from Stock Option Exercises	53,800	28,593
Purchases of Common Stock, net	(263,235)	(474,216)
Dividends Paid	(14,302)	(15,382)

	592,488	1,434,982

Effect of Exchange Rate on Cash	—	(1,479)

Net Increase (Decrease) in Cash and Cash Equivalents	11,840	(423,686)
Cash and Cash Equivalents at Beginning of Period (1)	47,955	502,586

Cash and Cash Equivalents at End of Period (2)	$59,795	$78,900

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $787 as of March 31, 2006 and $650 as of March 31, 2005.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of December 31, 2006 and $412 as of December 31, 2005.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
2006	2005	2006	2005

$69,511	$897,544	$84,227	$88,815

36,198	36,035	6,760	13,406
52,446	51,326	—	—
—	—	22,364	68,032
499,177	18,864	—	—
(117,029)	(28,981)	68,015	(138,013)
(25,254)	(151,854)	—	—
684,302	109,994	—	—
(437)	(734)	26	217
(4,772)	(6,500)	(121,266)	—

17,229	(21,519)	(92,086)	(69,805)
49,811	32,295	(8,929)	(5,916)
—	—	140,590	47,693
(1,455,848)	(2,273,722)	—	—
(463)	(730)	360	567
(38,482)	313,207	(3,180)	(1,222)
(12,159)	(43,559)	13,731	18,621
—	—	(15,765)	64,548
110	2,447	—	—

(245,660)	(1,065,887)	94,847	86,943

11,651	23,405	106	179
—	—	(292,448)	(912,287)
(187,052)	(316,085)	—	—
148,242	134,740	—	—
12,672	(64,757)	—	—
17,150	(31,199)	(6,403)	(11,799)
—	327,415	468,132	—
(6,105)	(2,857)	—	—

(3,442)	70,662	169,387	(923,907)

179,584	388,889	114,545	1,392,849

500,641	972,049	—	—
(192,991)	(327,153)	—	—

—	—	961,126	2,008,372
—	—	(746,680)	(2,539,019)
53,800	28,593	—	—
(263,235)	(474,216)	—	—
(14,302)	(15,382)	(595,780)	(25,000)

263,497	572,780	(266,789)	837,202

—	(1,479)	—	—

14,395	(423,924)	(2,555)	238
36,711	490,308	11,244	12,278

$51,106	$66,384	$8,689	$12,516

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
(A) BASIS OF PRESENTATION
     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also included in the consolidated financial statements are certain variable interest entities, as discussed in Note (E), “Inventories” and Note (G), “Indebtedness.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
     In the opinion of the Company, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.
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
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Cash Paid for Interest	$88,930	$163,326	$377,418	$463,755

Net Cash Paid for Taxes	$19,237	$174,896	$290,104	$600,926

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold. For the three and nine months ended December 31, 2005, any interest expense not capitalized related to segments other than Financial Services and Home Building is included as a separate line item in the Statements of Consolidated Earnings.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Total Interest Incurred	$98,150	$176,250	$393,951	$491,754
Less — Interest Capitalized	(74,314)	(57,162)	(219,623)	(163,372)
Financial Services’ Interest Expense	(23,836)	(17,289)	(66,436)	(47,902)
Discontinued Operations	—	(98,790)	(107,892)	(271,775)

Interest Expense, net	$—	$3,009	$—	$8,705

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$66,811	$40,241	$150,664	$115,334

     As explained in Note (E), “Inventories,” pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of December 31, 2006 and March 31, 2006, the Company consolidated $262.4 million and $653.3 million, respectively, of land as inventory under the caption “land held under option agreements not owned,” with corresponding increases to minority interests and other indebtedness. In addition to land options recorded pursuant to FIN 46, as of December 31, 2006 and March 31, 2006, the Company recorded $66.5 million and $61.9 million, respectively, of land under the caption “land held under option agreements not owned” pursuant to the provisions of SFAS No. 49, “Accounting for Product Financing Arrangements,” (“SFAS 49”).
     As illustrated in Note (D), “Stockholders’ Equity,” the Company retired 15.0 million shares of treasury stock in September 2006. The retirement served to decrease common stock and treasury stock by $3.8 million and $896.6 million, respectively, and to decrease capital in excess of par value and retained earnings by $645.1 and $247.8 million, respectively.
(C) STOCK-BASED COMPENSATION ARRANGEMENTS
     Prior to January 1, 2006, the Company accounted for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” under which the Company recognized compensation expense of a stock option award over the vesting period based on the fair value of the award on the grant date. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) entitled “Share-Based Payment,” (“SFAS 123R”) using the modified-prospective transition method. Accordingly, prior periods have not been restated. The adoption of SFAS 123R was not significant.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the Statements of Consolidated Cash Flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company included $15.6 million of excess tax benefits under the caption “proceeds from stock option exercises,” for the nine months ended December 31, 2006.

     The following information represents the Company’s grants of stock-based compensation to employees and directors prior to recognition of estimated forfeitures during the nine months ended December 31, 2006 and for the year ended March 31, 2006:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant
For the year ended March 31, 2006	Stock Options	1,716.2	$39,301.2
	Stock Units	556.6	$31,926.9
	Restricted Stock	249.4	$14,551.1

For the nine months ended December 31, 2006	Stock Options	1,383.1	$27,860.2
	Stock Units	354.9	$19,341.0
	Restricted Stock	121.2	$6,379.9
     Stock units and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model, and is recognized as compensation over the vesting period.
(D) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

						Accumulated
			Capital in		Treasury	Other
	Common Stock		Excess of	Retained	Stock,	Comprehensive
	Shares	Amount	Par Value	Earnings	at Cost	Income	Total
Balance, March 31, 2006	122,104	$34,132	$580,010	$5,251,325	$(862,439)	$8,630	$5,011,658
Issuance of Restricted Stock	121	30	(30)	—	—	—	—
Stock Compensation	—	—	52,446	—	—	—	52,446
Exercise of Stock Options Including Tax Benefits	2,022	506	68,205	—	—	—	68,711
Cash Dividends	—	—	—	(14,302)	—	—	(14,302)
Purchase of Common Stock for Treasury	(5,033)	—	—	—	(267,763)	—	(267,763)
Retirement of Treasury Stock	—	(3,750)	(645,059)	(247,797)	896,606	—	—
Other Stock Transactions	71	1	(12,986)	(1,926)	4,528	—	(10,383)
Net Earnings	—	—	—	69,511	—	—	69,511
Unrealized Gain on Hedging Instruments (1)	—	—	—	—	—	(8,702)	(8,702)
Foreign Currency Translation Adjustments	—	—	—	—	—	72	72

Balance, December 31, 2006	119,285	$30,919	$42,586	$5,056,811	$(229,068)	$—	$4,901,248

(1)	Amount includes a reclassification adjustment of $15,738 for hedging gain included in earnings from discontinued operations.

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

	As of
	December 31, 2006	March 31, 2006
Direct Construction	$3,917,752	$3,218,138
Land Under Development	5,700,202	5,200,999

Housing Projects	$9,617,954	$8,419,137

     For the three and nine months ended December 31, 2006, the Company recorded $205.4 million and $235.4 million in impairments and other land write-offs to land under development primarily due to challenging market conditions and, to a lesser extent, cost overruns. No significant land-related impairments were recorded for the same periods in the prior year.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At December 31, 2006, the Company had 305 land option agreements.
     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of 26 land option agreements at December 31, 2006. As a result, the Company recorded $262.4 million and $653.3 million as of December 31, 2006 and March 31, 2006, respectively, of land as inventory under the caption “land held under option agreements not owned,” with increases to minority interests and $161.2 million in other indebtedness at March 31, 2006.
     In addition to land options recorded pursuant to FIN 46, the Company recorded $66.5 million and $61.9 million as of December 31, 2006 and March 31, 2006, respectively, of land under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities related to 7 land option agreements. These land options were recorded in accordance with the provisions of SFAS 49, whereby, the Company’s deposits and pre-acquisition development costs exceeded certain thresholds or the Company’s management has determined it is likely the Company will exercise its option.
     The balance of the lot option contracts and the related deposits are included in land held for development and sale. The following table summarizes the Company’s investment in land option agreements and the total purchase price of land under such agreements (dollars in millions):

	As of
	December 31, 2006	March 31, 2006
Cash Deposits included in:
Land Held for Development and Sale	$144.2	$232.6
Land Held Under Option Agreements Not Owned	45.8	102.7

Total Cash Deposits in Inventory	190.0	335.3
Letters of Credit	15.6	29.0

Total Invested through Deposits or Secured with Letters of Credit	$205.6	$364.3

Total Purchase Price of Land Option Agreements	$4,491.9	$9,930.2

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of December 31, 2006 and March 31, 2006, pre-acquisition development costs recorded to “land held for development and sale” were $54.3 million and $173.2 million, respectively.
     The Company writes off deposits and pre-acquisition costs when a decision is made not to exercise an option or consummate a land acquisition. Write-offs of land deposits and pre-acquisition costs amounted to $138.0 million and $263.8 million for the three and nine months ended December 31, 2006, respectively, as compared to $5.9 million and $18.9 million for the three and nine months ended December 31, 2005, respectively.
(F) GOODWILL
     A summary of changes in goodwill by segment for the nine months ended December 31, 2006 is presented below:

	Home	Financial	Construction
	Building	Services	Services	Other	Total
Balance as of March 31, 2006	$121,501	$11,737	$1,007	$84,490	$218,735
Goodwill Acquired	—	—	—	4,209	4,209
Goodwill Disposed	—	(2,785)	—	—	(2,785)

Balance as of December 31, 2006	$121,501	$8,952	$1,007	$88,699	$220,159

     Goodwill for the Other segment at December 31, 2006 relates to the Company’s home services operations.

(G) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted average interest rates at December 31, 2006 and March 31, 2006 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries and certain debt of variable interest entities other than those included in Financial Services.

	As of
	December 31, 2006		March 31, 2006
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$306,750	5.49%	$127,166	5.09%

Financial Services
Financial Institutions	409,303	5.43%	324,986	5.00%
Harwood Street Funding I, LLC Secured Liquidity Notes	1,529,826	5.38%	1,692,229	4.84%

Consolidated Short-term Debt	2,245,879		2,144,381

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	170,000	5.62%	358,000	6.01%
Senior Notes, due through 2017	3,708,922	5.89%	3,208,762	5.79%
Other Indebtedness, due through 2018	23,682	6.54%	188,346	9.17%
Subordinated Debentures, due in 2007	99,985	8.75%	99,919	8.75%

	4,002,589		3,855,027

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, due through 2010	60,000	7.35%	60,000	6.83%

Consolidated Long-term Debt	4,062,589		3,915,027

Total Debt	$6,308,468		$6,059,408

     Centex’s short-term debt as of December 31, 2006 and March 31, 2006 consisted of commercial paper of $305.0 million and $125.0 million, respectively, and land and land related acquisition notes of $1.8 million and $2.2 million, respectively. As of March 31, 2006, other indebtedness included $161.2 million of debt at a weighted-average rate of approximately 9.73% held by variable interest entities, for which the Company determined it was the primary beneficiary and which was consolidated pursuant to FIN 46. Subsequent to March 31, 2006, these variable interest entities were restructured such that the Company is no longer the primary beneficiary. As a result, these variable interest entities were not consolidated as of December 31, 2006.

     The weighted-average interest rates for short-term and long-term debt during the nine months ended December 31, 2006 and 2005 were:

	For the Nine Months Ended December 31,
	2006	2005
Short-term Debt:

Centex	5.33%	3.78%
Financial Services	3.57%	3.80%

Long-term Debt:

Centex
Medium-term Note Programs	6.07%	5.41	% (1)
Senior Notes	5.85%	5.91%
Other Indebtedness	6.05%	5.34%
Subordinated Debentures	8.75%	8.50%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.31%	5.60%

(1)	Interest rate includes the effect of an interest rate swap agreement.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

	Centex	Financial Services	Total
2007	$100,385	$—	$100,385
2008	526,916	—	526,916
2009	150,545	—	150,545
2010	225,101	60,000	285,101
2011	700,100	—	700,100
Thereafter	2,299,542	—	2,299,542

	$4,002,589	$60,000	$4,062,589

     Under Centex Corporation’s bank credit facilities, the Company is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2006, Centex was in compliance with all of these covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of December 31, 2006 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$945,000
Letters of Credit	835,000	469,396

	2,085,000	1,414,396	(1) (2)
Unsecured Credit Facility	150,000	150,000	(3)

	2,235,000	1,564,396

Financial Services
Secured Credit Facilities	740,000	695,697	(4)
Mortgage Conduit Facilities	650,000	285,000	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,408,000

	4,390,000	2,388,697

	$6,625,000	$3,953,093	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of December 31, 2006, the $1.25 billion commercial paper program had $305 million outstanding, which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	CTX Mortgage Company, LLC maintains $740 million of secured, committed mortgage warehouse facilities.

(5)	A wholly-owned limited purpose subsidiary of CTX Mortgage Company, LLC maintains secured, committed facilities funded through commercial paper conduits to finance the purchase of certain mortgage loans from CTX Mortgage Company, LLC.

(6)	The amount of available capacity consists of $3,803.1 million of committed capacity and $150.0 million of uncommitted capacity as of December 31, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.
CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originates to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At December 31, 2006, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average approximately 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of December 31, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by

Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to reduce credit risks associated with mortgage warehousing.
     Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003.
     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. CTX Mortgage Company, LLC executes forward sales of mortgage loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (L), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.31 billion and $3.10 billion of mortgage loans to investors during the three months ended December 31, 2006 and 2005, respectively, and $7.56 billion and $9.20 billion during the nine months ended December 31, 2006 and 2005, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $36.4 million and $40.6 million during the three months ended December 31, 2006 and 2005, respectively, and $122.8 million and $126.0 million during the nine months ended December 31, 2006 and 2005, respectively.
     In the event CTX Mortgage Company, LLC is unable to finance its inventory of loans through HSF-I, it would draw on other existing credit facilities. In addition, Financial Services would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that Financial Services could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

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
     The Company accounts for its investments in joint ventures under the equity method of accounting whereby the Company’s investment is increased by contributions and its share of joint venture earnings and is reduced by distributions and its share of joint venture losses. Investments in joint ventures in which the Company’s interest exceeds 50% have been consolidated.
     A summary of the Company’s Home Building joint ventures is presented below:

	As of
	December 31, 2006	March 31, 2006
Number of Active Joint Ventures (1)	48	44

Investment in Joint Ventures	$231,001	$307,779

Total Joint Venture Debt (2)	$1,149,026	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$460,067	$388,428

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (3) (5)	$189,621	$228,603
Repayment Guarantee (4) (5)	12,015	8,136

Total Limited Recourse Debt	$201,636	$236,739

(1)	The number of active joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company is the managing member of 28 and 24 of the active joint ventures as of December 31, 2006 and March 31, 2006, respectively.

(2)	As of December 31, 2006 and March 31, 2006, 25 and 23, respectively, of the active joint ventures have outstanding debt.

(3)	The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, the Company has contributed additional capital in order to maintain loan to value requirements.

(4)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.

(5)	These amounts represent the Company’s maximum exposure related to the joint ventures’ debt at each respective date.
     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, the Company is also liable, on a contingent basis, through other guarantees, letters of credit or other arrangements with respect to a portion of the construction debt. Certain joint venture agreements require the Company to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, the Company would be liable for incremental costs to complete development. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under the other contingent arrangements discussed in this paragraph.
     The Company also has investments in joint ventures related to its Construction Services and Other segments totaling $2,987 and $2,605 as of December 31, 2006 and March 31, 2006, respectively.

Letters of Credit and Surety Bonds
     In the normal course of business, the Company issues letters of credit and surety bonds pursuant to: (1) certain performance related obligations, (2) as security for certain land option purchase agreements of the Home Building segment, (3) construction obligations of the Construction Services segment, and (4) under various insurance programs. The Company does not believe that these letters of credit or bonds will be drawn upon.
     A summary of the Company’s outstanding letters of credit and surety bonds as of December 31, 2006 and March 31, 2006 is presented below (dollars in millions):

	As of December 31, 2006			As of March 31, 2006
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$233.2	$1,622.6	(1)	$258.5	$1,342.0
Financial Services	0.3	10.0		0.7	9.9
Construction Services	38.1	4,405.8	(2)	37.3	4,391.2
Other	94.0	2.1		92.2	0.1
Discontinued Operations	—	—		—	7.5

	$365.6	$6,040.5		$388.7	$5,750.7

(1)	The Company estimates that $657.9 million of work remains to be performed on these projects.

(2)	The Company estimates that $1,932.3 million of work remains to be performed on these projects.
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
     Home Building offers a ten-year limited warranty for most homes constructed and sold. The warranty covers defects in materials or workmanship in the first two years of the customers’ ownership of the home and certain designated components or structural elements of the home in the third through tenth years. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim. Home Building regularly assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.
     Changes in Home Building’s contractual warranty liability are as follows for the nine months ended December 31, 2006 and the year ended March 31, 2006:

	December 31, 2006	March 31, 2006
Balance at Beginning of Period	$47,199	$34,961
Warranties Issued	37,008	53,036
Settlements Made	(37,146)	(40,173)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(100)	(625)

Balance at End of Period	$46,961	$47,199

Loan Loss Reserves
     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with loans originated based upon, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects management’s judgment of the loss exposure at the end of the reporting period. Changes in CTX Mortgage Company, LLC’s mortgage loan origination reserve are as follows for the nine months ended December 31, 2006 and the year ended March 31, 2006:

	December 31, 2006	March 31, 2006
Balance at Beginning of Period	$18,500	$18,803
Provision for Losses	4,678	2,618
Settlements	(1,195)	(2,921)

Balance at End of Period	$21,983	$18,500

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
     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that the Company had completed or was building. Subsequently, the EPA limited its request to Home Building’s operations at 30 communities. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other communities (including one of Construction Services’ projects) have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building and Construction Services believe they have defenses to the allegations made by the EPA and are exploring methods of settling this matter. In any settlement, the Justice Department will want the Company to pay civil penalties and sign a consent decree affecting the Company’s storm water pollution prevention practices at construction sites.
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

(I) COMPREHENSIVE INCOME (LOSS)
     A summary of comprehensive income (loss) for the three and nine months ended December 31, 2006 and 2005 is presented below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
Net Earnings (Loss)	$(228,146)	$329,344	$69,511	$897,544
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain (Loss) on Hedging Instruments	—	(333)	7,036	(710)
Foreign Currency Translation Adjustments	—	4	72	(14,389)
Hedging Gain Reclassified to Net Earnings	—	—	(15,738)	—
Foreign Currency Gain Reclassified to Net Earnings	—	—	—	(48,354)

Comprehensive Income (Loss)	$(228,146)	$329,015	$60,881	$834,091

     The unrealized gain or loss on hedging instruments represented the deferral in other comprehensive income (loss) of the unrealized gain or loss on interest rate swap agreements designated as cash flow hedges. As of December 31, 2006, the Company had no cash flow hedges in place. Accumulated other comprehensive income of $15,738 associated with Home Equity as of the date of disposition of Home Equity was reclassified into earnings from discontinued operations.
(J) BUSINESS SEGMENTS
     As of December 31, 2006, the Company operated in three principal business segments: Home Building, Financial Services and Construction Services. These segments operate in the United States and their markets are nationwide. Revenues from any one customer are not significant to the Company.
     For the three and nine months ended December 31, 2006 and 2005, intersegment revenues and cost of sales are included in the results of operations for the individual segments but have been eliminated in consolidation. Intersegment eliminations include the elimination of Construction Services’ revenues earned and costs and expenses incurred on multi-unit residential vertical construction for our Home Building business segment.
Home Building
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes (including resort and second home properties and lots) and land or lots.
     In September 2005, the Company sold all of its international homebuilding operations, which had previously been included in the Home Building segment, to a third party for cash. As a result of the sale, the operating results of the international homebuilding operations for the three and nine months ended December 31, 2005 are included in discontinued operations in the Statements of Consolidated Earnings. See Note (O), “Discontinued Operations,” for additional information.
Financial Services
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $32.0 million and $26.3 million for the three months and $91.2 million and $77.2 million for the nine months ended December 31, 2006 and 2005, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.
     On July 11, 2006, the Company completed the sale of Home Equity to an unrelated third party. The operating results of Home Equity for the nine months ended December 31, 2006 and the three and nine months ended

December 31, 2005 have been reclassified to discontinued operations in the Statements of Consolidated Earnings and all related assets and liabilities have been disclosed separately on the Consolidated Balance Sheets. See Note (O), “Discontinued Operations,” for additional information.
Construction Services
     Construction Services’ operations involve the construction of buildings for both private and government interests including educational institutions, hospitals, multi-unit residential, correctional institutions, airport facilities, office buildings, hotels and resorts and sports facilities. As this segment generates positive cash flow, intercompany interest income (credited at the prime rate in effect) of $3.6 million and $2.8 million for the three months and $8.9 million and $6.6 million for the nine months ended December 31, 2006 and 2005, respectively, is included in management’s evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the tables presented below.
Other
     The Company’s Other segment includes corporate general and administrative expenses. Also included in the Other segment are the Company’s home services operations, which are not material for purposes of segment reporting and interest expense not capitalized related to segments other than Financial Services.

	For the Three Months Ended December 31, 2006
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$2,587.3	$107.6	$600.7	$31.4	$(42.5)	$3,284.5
Cost of Sales	(2,412.9)	(23.8)	(570.4)	(15.3)	43.1	(2,979.3)
Selling, General and Administrative Expenses	(420.5)	(67.3)	(19.8)	(40.0)	—	(547.6)
Earnings (Loss) from Unconsolidated Entities	(46.1)	—	0.2	—	—	(45.9)

Earnings (Loss) Before Income Tax	$(292.2)	$16.5	$10.7	$(23.9)	$0.6	$(288.3)

	For the Three Months Ended December 31, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$3,003.6	$112.9	$402.9	$29.0	$(23.3)	$3,525.1
Cost of Sales	(2,126.3)	(17.3)	(377.9)	(14.9)	22.3	(2,514.1)
Selling, General and Administrative Expenses	(421.3)	(74.6)	(18.6)	(45.5)	—	(560.0)
Earnings from Unconsolidated Entities	48.9	—	0.1	—	—	49.0

Earnings (Loss) Before Income Tax	$504.9	$21.0	$6.5	$(31.4)	$(1.0)	$500.0

	For the Nine Months Ended December 31, 2006
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$7,895.1	$350.9	$1,648.4	$99.7	$(113.4)	$9,880.7
Cost of Sales	(6,516.9)	(66.5)	(1,560.5)	(46.9)	112.3	(8,078.5)
Selling, General and Administrative Expenses	(1,228.0)	(218.7)	(61.0)	(122.2)	—	(1,629.9)
Earnings (Loss) from Unconsolidated Entities	(36.5)	—	0.6	—	—	(35.9)

Earnings (Loss) Before Income Tax	$113.7	$65.7	$27.5	$(69.4)	$(1.1)	$136.4

	For the Nine Months Ended December 31, 2005
	(Dollars in millions)

	Home	Financial	Construction		Intersegment
	Building	Services	Services	Other	Eliminations	Total

Revenues	$8,291.2	$343.7	$1,160.9	$86.8	$(33.2)	$9,849.4
Cost of Sales	(5,873.0)	(47.9)	(1,090.9)	(43.7)	31.8	(7,023.7)
Selling, General and Administrative Expenses	(1,181.0)	(232.3)	(57.1)	(129.5)	—	(1,599.9)
Earnings from Unconsolidated Entities	67.3	—	0.3	—	—	67.6

Earnings (Loss) Before Income Tax	$1,304.5	$63.5	$13.2	$(86.4)	$(1.4)	$1,293.4

(K) INCOME TAXES
     For the three months ended December 31, 2006, the Company recognized an income tax benefit of $52.9 million as compared to income tax expense of $186.8 million for the three months ended December 31, 2005, respectively. As discussed below, during the three months ended December 31, 2006, the Company recorded an adjustment to increase its provision for income taxes. Excluding the effect of the tax adjustment, the overall tax rate was 37.9% for the three months ended December 31, 2006 as compared to the 37.4% effective tax rate for the same period in the prior year.
     Income tax expense totaled $109.7 million and $448.1 million for the nine months ended December 31, 2006 and 2005, respectively. As discussed below, during the three months ended December 31, 2006, the Company recorded an adjustment to increase its provision for income taxes. Excluding the effect of the tax adjustment, the overall tax rate was 39.1% for the nine months ended December 31, 2006 as compared to the 34.6% effective tax rate for the same period in the prior year. The increase in the effective tax rate for the nine months ended December 31, 2006 as compared to the comparable period in the prior year primarily results from a nonrecurring tax benefit in fiscal year 2006 of $28.1 million payment from the U.S. Treasury that was, effectively, a tax refund. Additionally, the effective tax rate increased in fiscal year 2007 as a result of the net impact of various permanent items representing a larger component of taxable income due to the decrease in earnings from continuing operations in fiscal year 2007.
     An accrued liability for potential audit assessments relating to various jurisdictions is reflected in current taxes payable including interest and penalties, if applicable. The accrued liability is an estimate based on the Company’s assessment of the ultimate resolution of its tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” These estimated liabilities may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations.
     The Federal statute of limitations has expired for the Company’s Federal tax returns filed for tax years through March 31, 2000. The Company’s Federal income tax returns for fiscal years 2001 through 2004 are currently being examined by the IRS.
     During the three months ended December 31, 2006, the Company recorded an incremental provision for taxes of $56.5 million in connection with the IRS proposing adjustments to the Company’s 2001 through 2004 Federal income tax returns relating to the Company’s use of certain net operating losses, among other items. The Company has recognized approximately $200 million of tax benefits related to these net operating losses in its previously filed tax returns.
     The Company believes that its tax return positions are supported and will vigorously dispute these adjustments.
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
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of approximately $4.0 million and $7.1 million for the three and nine months ended December 31, 2006, respectively. For the three and nine months ended December 31, 2005, the amount of hedge ineffectiveness included in earnings was a gain of approximately $2.5 million and $17.2 million, respectively.
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
     The net change in the estimated fair value of other derivatives resulted in a loss of approximately $0.2 million and $1.9 million for the three and nine months ended December 31, 2006, respectively, as compared to a loss of approximately $1.4 million and $2.1 million for the three and nine months ended December 31, 2005, respectively.
(M) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the periods during which the amounts are deductible on the tax return. Based on the guidance provided by FSP 109-1, this deduction is accounted for as a special deduction under SFAS 109 which reduces income tax expense. The tax benefits resulting from the new deduction are reflected in the effective income tax rate for the three and nine months ended December 31, 2006 and 2005.
     In July 2006, the FASB finalized and issued FIN 48, entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending March 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
     In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any, of adopting SAB 108 on its financial statements.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective as of the beginning of the Company’s fiscal year ending March 31, 2009. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial statements.
(N) OFF-BALANCE SHEET OBLIGATIONS
     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (H), “Commitments and Contingencies.”
(O) DISCONTINUED OPERATIONS
Condensed Financial Information
     In September 2005, the Company sold its international homebuilding operations to an unrelated third party. As a result of the sale, international homebuilding’s operations are included in discontinued operations in the Statements of Consolidated Earnings for the nine months ended December 31, 2005.
     On July 11, 2006, the Company sold Home Equity to an unrelated third party and received $518.8 million in cash, net of related expenses and as adjusted for the settlement of post-closing adjustments, which included the repayment of certain intercompany amounts. The purchase price was based on the book value of Home Equity, plus a premium calculated in accordance with agreed upon formulas and procedures. The purchase price is also subject to an adjustment based upon the volume of mortgage loans originated by Home Equity during a two-year period after the closing date (the “Volume Incentive Adjustment”) as described below.
     The Volume Incentive Adjustment will depend primarily upon the total volume of mortgage loans originated by Home Equity during the two-year period after the closing date, subject to adjustments to reflect a specific acquisition after such date. The maximum additional amount that could be payable to the Company as a result of the Volume Incentive Adjustment is $30 million. However, under certain circumstances, such provisions, as amended, could require the Company to repay up to $6.1 million, reduced from $10.0 million, of the amounts previously received from the purchaser. Contingent amounts received or receivable in future periods under the Volume Incentive Adjustment have been deferred and, therefore, will not be recognized into income until the contingency has been resolved. There can be no assurance as to the results of the Volume Incentive Adjustment, which will depend on the future operating results of Home Equity and other future events, many of which are outside of the Company’s control.

     Additionally, the Company has indemnified the purchaser of Home Equity for certain contingencies. The Company does not believe such contingencies will be material to the Company’s results of operations or financial position. The net gain on sale recorded in connection with the sale of Home Equity is summarized below:

Sales and Related Proceeds, net of Related Expenses	$518,791
Assets Sold	(400,706)
Accrued Liabilities	(2,104)
Intercompany Liability Paid by Buyer	(11,795)
Deferred Income	(6,100)
Hedging Gain	15,738

Pre-tax Gain on Sale	113,824
Income Tax Expense	(43,480)

Net Gain on Sale	$70,344

     Home Equity’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the December 31, 2006 presentation.
     Summarized financial information for entities included in discontinued operations is set forth below:

As of
March 31, 2006(1)
Assets
Cash and Cash Equivalents	$787
Restricted Cash	277,114
Loans Held for Investment	6,867,658
Receivables	153,517
Property and Equipment, net	17,740
Deferred Income Taxes	74,156
Mortgage Securitization Residual Interest	56,831
Deferred Charges and Other, net	62,359

$7,510,162

Liabilities
Accounts Payable and Accrued Liabilities	$70,434
Notes Payable	1,095,905
Long-term Debt	5,835,454

$7,001,793

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Revenues	$—	$213,222	$170,124	$836,835
Cost and Expenses	(260)	(180,273)	(214,424)	(730,432)
Earnings from Unconsolidated Entities	—	—	—	675

Earnings (Loss) Before Income Taxes	(260)	32,949	(44,300)	107,078
Provision (Benefit) for Income Taxes	(448)	13,412	(16,802)	45,624
Gain (Loss) on Sale, net of Tax	7,046	(3,405)	70,344	(9,160)

	$7,234	$16,132	$42,846	$52,294

(1)	Includes Home Equity only.

(2)	Includes Home Equity and International Home Building.

(P) SUBSEQUENT EVENTS
     On February 1, 2007, the Company announced it signed a definitive agreement to sell Construction Services to an unrelated third party. The sale of Construction Services is subject to certain conditions, including the requirement that certain governmental and third party approvals be obtained. The Company anticipates a closing on March 31, 2007. The purchase price to be received in connection with the sale of Construction Services will consist of a cash payment at closing of $362 million, subject to certain adjustments, plus an aggregate of $60 million in cash to be paid in annual installments of $4 million over a 15-year period following the closing. In addition, all intercompany accounts between the Company and Construction Services will be repaid and settled in connection with the closing, which will include the Company's repayment of cash advanced to it by Construction Services. The Company currently estimates the settlement of intercompany accounts will require it to make a net payment of approximately $265 million to Construction Services. The Company will also pay transaction expenses and taxes in connection with the transaction. Construction Services will be reflected as a discontinued operation in the Company's financial statements for the year ended March 31, 2007.
(Q) RECLASSIFICATIONS
     Certain prior year balances have been reclassified to be consistent with the December 31, 2006 presentation, including reclassifications of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     The following charts summarize certain key line items of our results of operations by business segment for the three months ended December 31, 2006 and 2005 (dollars in millions):
Revenues
Earnings (Loss) from Continuing Operations
Before Income Taxes

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, certain interest expense and intersegment eliminations.
Our results of operations for the three months ended December 31, 2006 were significantly affected by deteriorating market conditions impacting our homebuilding business. During this period, the U.S. housing market experienced decreased demand, large supplies of home inventories and related pricing pressures. These market conditions were evidenced by increased homebuyer cancellation rates and increases in discounts and sale incentives to homebuyers.
Revenues for the three months ended December 31, 2006 decreased 6.8% to $3.3 billion as compared to the three months ended December 31, 2005. Earnings from continuing operations before income taxes for the three months ended December 31, 2006 decreased 157.6% to a loss of $288 million as compared to the same period in the prior year.
The decrease in our revenues during the three months ended December 31, 2006 is primarily attributable to a decrease in Home Building’s closings, combined with an increase in discounts and sale incentives.
The decrease in operating earnings as compared to the prior year was primarily attributable to the following factors in our homebuilding operations:
•	decreases in revenues as discussed above,

•	impairments recorded to land under development,

•	an increase in write-offs of land deposits and pre-acquisition costs, and

•	our share of losses from joint ventures which includes land impairments recorded by certain of such joint ventures.

     The following charts summarize certain key line items of our results of operations by business segment for the nine months ended December 31, 2006 and 2005 (dollars in millions):
Revenues
Earnings (Loss) from Continuing Operations
Before Income Taxes

*	Other consists of the financial results of our investment real estate and home services operations, as well as corporate general and administrative expense, certain interest expense and intersegment eliminations.
Revenues for the nine months ended December 31, 2006 remained relatively flat when compared to the nine months ended December 31, 2005. Earnings from continuing operations before income taxes for the nine months ended December 31, 2006 decreased 89.5% to $136 million as compared to the same period in the prior year.
The slight increase in revenues during the nine months ended December 31, 2006 is primarily due to an increase in construction contract revenues from Construction Services. The decrease in revenues from Home Building and the decrease in overall operating earnings during the same period is a result of the same market conditions and effects thereon described above for the three months ended December 31, 2006. The impact of these factors has been more significant as the fiscal year has progressed.

     Overall, the long-term demand for housing in the United States is driven by population growth, immigration, household formations and increasing home ownership rates. Short-term growth drivers such as mortgage rates, consumer confidence and employment levels can also impact housing demand. Available housing supplies are also subject to variation based on a number of factors, including housing starts, inventories of existing homes available for sale and activities of speculative investors. The highly fragmented homebuilding industry is in the early stages of a consolidation phase during which large homebuilders grow faster than the industry as a whole. In 1995, based upon single-family permits issued in the United States, the 10 largest homebuilders represented approximately 7.2% of the housing market. In calendar year 2005 (the most recent data available), the 10 largest homebuilders were producing approximately 24% of the nation’s new housing stock. We believe industry consolidation will continue to be an important industry factor over the next decade or more. We also believe that large homebuilders will realize the benefits of their size, capital strength and more efficient operations to gain market share when market conditions improve.
     Beginning in fiscal year 2006, many U.S. housing markets experienced a significant downturn, which has directly affected our business and results of operations. We believe the principal factors that have resulted in this downturn include each of the following, the impact of which varies based upon geographic market and product segment:
•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets,

•	increased inventory of new and used homes for sale, and

•	pricing pressures resulting from the imbalance between supply and demand.
     The decline in homebuyer demand can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general uncertainty as to whether now is the best time to buy a home. The increase in inventory of new and used homes is in part a result of speculative investors becoming net sellers of homes rather than net buyers, as well as the inability of prospective buyers of new homes to sell their existing homes. The decrease in affordability of housing in selected markets reflects significant price appreciation in those markets over the past several years.
     Consistent with these factors, we continue to experience substantial increases in customer cancellations, which have resulted in declines in sales orders (net of cancellations) of our homes in a majority of markets. For the three months ended December 31, 2006 and 2005, cancellation rates were 38.5% and 27.2%, respectively. For the nine months ended December 31, 2006 and 2005, cancellation rates were 36.0% and 23.3%, respectively. We also have experienced a significant decline in operating margin primarily attributable to discounts and sales incentives and other actions taken in response to local market conditions, which were not offset by commensurate cost reductions. The deteriorating market conditions also resulted in write-offs of $263.8 million of deposits and pre-acquisition costs, $235.4 million in impairments and other land write-offs to land under development and $106.9 million, which represents our share of joint ventures’ impairments for the nine months ended December 31, 2006. Continued deterioration in market conditions would result in further declines in sales of our homes, accumulation of unsold inventory and margin deterioration, as well as potential additional impairments and write-offs of deposits and pre-acquisition costs.
     We expect that our business and results of operations will continue to be affected by the current downturn in U.S. housing markets, at least for the near term. We are adjusting our operations in response to market conditions by reducing our unsold inventory, generating cash from operations and lowering our costs. We believe that these actions will position us to capitalize on opportunities when market conditions improve.
     Financial Services’ revenues and operating results for the three months ended December 31, 2006 decreased primarily as a result of decreases in both Builder and Retail originations, partially offset by a decrease in selling, general and administrative expenses. The decline in Home Building sales has and could continue to have a negative impact on CTX Mortgage Company, LLC’s future operating results. CTX Mortgage Company, LLC will continue to focus on serving the customers of our Home Building segment and increasing the percentage of prime mortgage loans provided to them.
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
     Our Construction Services segment operating earnings for the three and nine months ended December 31, 2006 increased primarily as a result of a portfolio of larger jobs in terms of size and improved job profit margins. At December 31, 2006, Construction Services’ backlog was $2.94 billion, relatively consistent when compared to the prior year. Strategically, we will continue to focus on our core geographic and selected industry segments which provide greater opportunity to achieve growth in Construction Services’ revenues and operating earnings.
     On July 11, 2006, we sold Centex Home Equity Company, LLC, which we refer to as Home Equity, to an unrelated third party and received $518.8 million in cash, net of related expenses and as adjusted for the settlement of post-closing adjustments, which includes the repayment of certain intercompany amounts. The purchase price consisted of a payment based on the book value of the company, plus a premium calculated in accordance with agreed upon formulas and procedures. For additional information regarding the sale of Home Equity, refer to Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements and our Current Reports on Form 8-K dated July 14, 2006 and December 22, 2006.
HOME BUILDING
     The following summarizes the results of our Home Building operations for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Revenues — Housing	$2,516.1	(14.9%)	$2,956.3	36.1%
Revenues — Land Sales and Other	71.2	50.5%	47.3	(29.4%)
Cost of Sales — Housing	(2,020.2)	(2.9%)	(2,080.7)	33.8%
Cost of Sales — Land Sales and Other	(392.7)	761.2%	(45.6)	(16.2%)
Selling, General and Administrative Expenses	(420.5)	(0.2%)	(421.3)	29.0%
Earnings (Loss) from Unconsolidated Entities (1)	(46.1)	(194.3%)	48.9	12.7%

Operating Earnings (Loss)	$(292.2)	(157.9%)	$504.9	45.4%

Operating Earnings (Loss) as a Percentage of Revenues:
Housing Operations (2)	3.0%	(12.4)	15.4%	2.0
Total Homebuilding Operations	(11.3%)	(28.1)	16.8%	1.3

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Revenues — Housing	$7,680.0	(4.4%)	$8,030.4	31.7%
Revenues — Land Sales and Other	215.1	(17.5%)	260.8	51.5%
Cost of Sales — Housing	(5,854.3)	3.1%	(5,676.9)	28.8%
Cost of Sales — Land Sales and Other	(662.6)	237.9%	(196.1)	27.3%
Selling, General and Administrative Expenses	(1,228.0)	4.0%	(1,181.0)	30.0%
Earnings (Loss) from Unconsolidated Entities (1)	(36.5)	(154.2%)	67.3	23.5%

Operating Earnings	$113.7	(91.3%)	$1,304.5	52.8%

Operating Earnings as a Percentage of Revenues:
Housing Operations (2)	7.8%	(6.8)	14.6%	1.8
Total Homebuilding Operations	1.4%	(14.3)	15.7%	2.1

(1)	Earnings (Loss) from Unconsolidated Entities includes our share of joint ventures’ impairments.

(2)	Operating earnings from housing operations is a non-GAAP financial measure, which we believe is useful to investors for the reasons described in our previous reports filed with the Securities and Exchange Commission, including our Current Report on Form 8-K filed on January 24, 2007. Operating earnings from housing operations is equal to Housing Revenues less Housing Cost of Sales and Selling, General and Administrative Expenses, all of which are set forth in the tables above.

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Units Closed
Mid-Atlantic	1,604	(11.3%)	1,809	32.6%
Southeast	1,265	(22.8%)	1,639	27.8%
Midwest	1,261	(24.4%)	1,667	(1.0%)
Southwest	2,558	(7.3%)	2,760	23.5%
West Coast	1,672	2.6%	1,629	9.8%

	8,360	(12.0%)	9,504	18.1%

Average Revenue Per Unit
Mid-Atlantic	$321,719	(8.2%)	$350,522	21.8%
Southeast	$300,598	3.3%	$290,977	11.0%
Midwest	$226,254	(0.1%)	$226,379	6.7%
Southwest	$208,529	5.7%	$197,237	16.3%
West Coast	$479,110	(15.5%)	$566,971	18.8%
Total Home Building	$300,968	(3.2%)	$311,064	15.2%

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Units Closed
Mid-Atlantic	4,982	(2.4%)	5,103	28.1%
Southeast	4,008	(15.2%)	4,725	21.6%
Midwest	4,217	(15.6%)	4,994	2.1%
Southwest	7,225	(1.9%)	7,366	16.1%
West Coast	4,771	1.3%	4,708	13.3%

	25,203	(6.3%)	26,896	15.6%

Average Revenue Per Unit
Mid-Atlantic	$327,385	(2.5%)	$335,776	17.7%
Southeast	$296,327	4.8%	$282,818	12.9%
Midwest	$226,899	3.2%	$219,812	3.9%
Southwest	$208,508	12.0%	$186,151	13.1%
West Coast	$502,614	(5.8%)	$533,491	16.2%
Total Home Building	$304,725	2.1%	$298,571	13.9%
     Housing revenues decreased in the three months ended December 31, 2006 as compared to the same period in the prior year primarily due to decreases in units closed. For the three months ended December 31, 2006, we experienced a slight decrease in total Home Building average revenue per unit, which is net of customer discounts. For the nine months ended December 31, 2006, all regions experienced increases in average revenue per unit, except for the Mid-Atlantic and West Coast regions. Customer discounts increased to 8.3% of housing revenues for the three months ended December 31, 2006, up from 2.2% for the same period in the prior year. For the nine months ended December 31, 2006, customer discounts increased to 6.5% of housing revenues, up from 2.0% for the same period in the prior year. For the three and nine months ended December 31, 2006, our closings have declined when compared to the prior year as a result of decreases in sales orders caused principally by increased cancellations and decreased customer traffic.
     Revenues from land sales and other increased 50.5% to $71.2 million for the three months ended December 31, 2006 as compared to the prior year. For the nine months ended December 31, 2006, revenues from land sales decreased 17.5% to $215.1 million as compared to the prior year. The timing and amount of land sales vary from period to period based on several factors, including the location, size, availability and desirability of the land we own in each market. The execution of our capital management strategies result in sales of parcels of land from time to time. In addition, our resort and second home operations sell land in the normal course of conducting their operations.

     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below.

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Average Operating Neighborhoods (1)	699	10.1%	635	6.2%
Closings Per Average Neighborhood	12.0	(20.0%)	15.0	11.1%

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Average Operating Neighborhoods (1)	686	11.0%	618	6.4%
Closings Per Average Neighborhood	36.7	(15.6%)	43.5	8.8%

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.
     The increase in average operating neighborhoods for the three and nine months ended December 31, 2006 is primarily the result of the opening of new neighborhoods and closing out of neighborhoods at a slower rate as compared to the same periods in the prior year. For the three months ended December 31, 2006, we opened 47 new neighborhoods and closed out of 47 neighborhoods. Since March 31, 2006, we opened 172 new neighborhoods and closed out of 135 neighborhoods.
     Homebuilding operating margins (consisting of operating earnings or loss as a percentage of revenues) declined to a negative 11.3% for the three months ended December 31, 2006 as compared to 16.8% based on operating earnings for the three months ended December 31, 2005. Homebuilding operating margins declined to 1.4% for the nine months ended December 31, 2006 as compared to 15.7% for the nine months ended December 31, 2005. The decrease in homebuilding operating margins as compared to the prior year is primarily attributable to the following factors: (1) decreases in revenues, (2) impairments to land under development, (3) an increase in write-offs of land deposits and pre-acquisition costs, and (4) our share of losses from joint ventures which includes land impairments recorded by certain of such joint ventures.
     We periodically reassess our land holdings, including our lot options, and evaluate potential market opportunities while taking into consideration changing market conditions and other factors. During the nine months ended December 31, 2006, and in particular the third quarter, we determined not to exercise certain lot option contracts which resulted in a write-off of certain deposits and pre-acquisition costs. These determinations were made in light of increased housing inventory, a decline in homebuyer demand, increased cancellations and deteriorating market conditions in the homebuilding industry. Write-offs of land deposits and pre-acquisition costs included in “cost of sales–land sales and other” amounted to $138.0 million and $263.8 million for the three and nine months ended December 31, 2006, respectively, as compared to $5.9 million and $18.9 million for the three and nine months ended December 31, 2005, respectively.
     Also included in “cost of sales–land sales and other” for the three and nine months ended December 31, 2006 is $205.4 million and $235.4 million, respectively, in impairments and other land write-offs to land under development. No significant land-related impairments were recorded in the same period of the prior year. These land impairments are primarily due to challenging market conditions and, to a lesser extent, cost overruns.
     We will continue to assess our land holdings considering the challenging market conditions. Continued deterioration in demand and market conditions could result in a decision to walk away from additional lot option contracts and a reevaluation of our land holdings, which may result in additional write-offs and impairments. Please refer to Note (E), “Inventories,” of the Notes to the Consolidated Financial Statements for additional details on our land holdings.

     Operating margins also decreased due to increases in selling, general and administrative expenses as a percentage of revenues. For the three and nine months ended December 31, 2006, other selling, general and administrative expenses include $20.9 million of severance costs. Selling, general and administrative expenses increased for the nine months ended December 31, 2006 due to increases in advertising, marketing and sales commissions to stimulate sales in light of current housing industry conditions as outlined above. The following tables summarize Home Building’s selling, general and administrative expenses:

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Compensation	$175.9	(21.0%)	$222.7	28.0%
Sales Commissions	110.0	1.9%	107.9	41.4%
Advertising and Marketing	52.2	27.9%	40.8	32.0%
Other	82.4	65.1%	49.9	10.2%

Selling, General and Administrative Expenses	$420.5	(0.2%)	$421.3	29.0%

SG&A as a Percentage of Revenues	16.3%	2.3	14.0%	(0.6)

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Compensation	$577.1	(7.9%)	$626.4	27.7%
Sales Commissions	317.8	8.0%	294.3	34.7%
Advertising and Marketing	148.5	28.8%	115.3	28.5%
Other	184.6	27.3%	145.0	31.8%

Selling, General and Administrative Expenses	$1,228.0	4.0%	$1,181.0	30.0%

SG&A as a Percentage of Revenues	15.6%	1.4	14.2%	(0.3)
     The following tables summarize sales orders and backlog units:

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Sales Orders (in Units)
Mid-Atlantic	1,209	(9.8%)	1,341	(8.5%)
Southeast	627	(53.6%)	1,350	(14.7%)
Midwest	909	(33.6%)	1,369	(3.0%)
Southwest	1,971	(23.6%)	2,581	28.0%
West Coast	1,423	(4.3%)	1,487	10.4%

	6,139	(24.5%)	8,128	3.9%

Sales Orders Per Average Neighborhood	8.8	(31.3%)	12.8	(2.3%)

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Sales Orders (in Units)
Mid-Atlantic	3,975	(21.3%)	5,048	9.7%
Southeast	2,453	(49.7%)	4,875	(5.7%)
Midwest	3,514	(26.1%)	4,756	6.5%
Southwest	6,919	(17.2%)	8,361	26.4%
West Coast	4,356	(13.9%)	5,062	12.6%

	21,217	(24.5%)	28,102	10.9%

Sales Orders Per Average Neighborhood	30.9	(32.1%)	45.5	4.4%

	As of
	December 31, 2006		March 31, 2006
		Change		Change
Backlog Units
Mid-Atlantic	2,066	(32.8%)	3,073	(11.2%)
Southeast	2,561	(37.8%)	4,116	(17.8%)
Midwest	2,052	(25.5%)	2,755	(15.8%)
Southwest	3,788	(7.5%)	4,094	11.0%
West Coast	2,934	(12.4%)	3,349	5.9%

	13,401	(22.9%)	17,387	(6.5%)

     For the three and nine months ended December 31, 2006, sales orders declined in all of the regions in which we do business, with the most pronounced declines experienced in the Southeast and Midwest regions. These declines led to a decrease in backlog in all regions. We expect that the decreases in sales orders will significantly affect our closings in the near term, and will continue to result in declines in closings in future quarters.
     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders and backlog are a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets, increased inventory of new and used homes for sale, and pricing pressures resulting from the imbalance between supply and demand. These factors are evidenced by lower customer traffic and increases in cancellation rates. For the three months ended December 31, 2006 and 2005, cancellation rates were 38.5% and 27.2%, respectively. Cancellation rates were 36.0% and 23.3% for the nine months ended December 31, 2006 and 2005, respectively.
     The following table summarizes our land position as of December 31, 2006 and September 30, 2006:

	As of December 31,			As of September 30,
	2006			2006
	Lots Owned	Lots Controlled	Total Lots	Lots Owned	Lots Controlled	Total Lots
Mid-Atlantic	20,444	29,274	49,718	21,282	39,965	61,247
Southeast	26,958	12,687	39,645	28,187	26,047	54,234
Midwest	12,902	9,728	22,630	13,612	12,345	25,957
Southwest	26,771	18,251	45,022	28,419	34,151	62,570
West Coast	17,111	11,951	29,062	18,354	23,241	41,595

	104,186	81,891	186,077	109,854	135,749	245,603

Change (1)	(5.2%)	(39.7%)	(24.2%)	(2.8%)	(20.0%)	(13.1%)

(1)	From previous quarter.
     We have decreased our total land position for three consecutive quarters with the most pronounced declines in lots controlled. The decrease in our land position for the three months ended December 31, 2006 is a result of our decision to decelerate land purchases and new lot option arrangements, as well as to walk away from certain existing lots controlled under option agreements. Our total land position owned or controlled under option agreements at December 31, 2006 will provide land for approximately 99%, 97% and 83% of estimated closings for fiscal years 2007, 2008 and 2009, respectively, based on our current closing projections. Included in our total land position are approximately 7,506 and 35,063 lots controlled through joint venture arrangements as of December 31, 2006 and March 31, 2006, respectively. We have completed our due diligence on 38,282 lots that we control (including certain of such lots controlled through joint ventures). Based on current market conditions, we believe we are oversupplied in total lots and will continue to take the necessary steps to reduce our total land position.
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
     Our business strategy of selling loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and liquidity of the mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to HSF-I and investors. HSF-I is a variable interest entity for which we are the primary beneficiary and is consolidated with our Financial Services segment. HSF-I’s debt and subordinated certificates do not have recourse to us. We do not guarantee the payment of any debt or subordinated certificates of HSF-I and are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I.
     The following summarizes Financial Services’ results for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Revenues	$107.6	(4.7%)	$112.9	11.3%
Cost of Sales	(23.8)	37.6%	(17.3)	111.0%
Selling, General and Administrative Expenses	(67.3)	(9.8%)	(74.6)	3.3%

Operating Earnings	$16.5	(21.4%)	$21.0	—

Operating Margin	15.3%	(3.3)	18.6%	(2.1)

Interest Margin	$8.2	(8.9%)	$9.0	(18.9%)

Average Interest Earning Assets	$1,672.6	9.1%	$1,533.4	17.7%
Average Yield	7.66%	0.81	6.85%	0.91
Average Interest Bearing Liabilities	$1,622.9	6.3%	$1,526.6	18.6%
Average Rate Paid	5.97%	1.45	4.52%	1.96

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Revenues	$350.9	2.1%	$343.7	8.9%
Cost of Sales	(66.5)	38.8%	(47.9)	106.5%
Selling, General and Administrative Expenses	(218.7)	(5.9%)	(232.3)	6.8%

Operating Earnings	$65.7	3.5%	$63.5	(15.0%)

Operating Margin	18.7%	0.2	18.5%	(5.2)

Interest Margin	$24.8	(15.4%)	$29.3	(27.3%)

Average Interest Earning Assets	$1,589.2	(0.6%)	$1,599.5	9.4%
Average Yield	7.65%	1.22	6.43%	0.64
Average Interest Bearing Liabilities	$1,547.0	(4.0%)	$1,611.5	13.4%
Average Rate Paid	5.76%	1.79	3.97%	1.82

     For the three months ended December 31, 2006, decreases in revenues from our title and insurance operations, technology operations and gain on sale of mortgage loans were partially offset by an increase in interest income. Revenues for the nine months ended December 31, 2006 increased slightly as compared to the prior year. The combination of an increase in interest income and revenue related to the gain on the sale of our technology operations was offset by decreases in revenues from our title and insurance operations and gain on sale of mortgage loans. Loan funding costs increased during both periods as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the increase in cost of sales and the decrease in interest margin for the three and nine months ended December 31, 2006. The decrease in selling, general and administrative expenses in the three and nine months ended December 31, 2006 is primarily related to decreases in branch operating, branch support and sales management expenses and the decrease in operating margin for the three months ended December 31, 2006.
     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services for the three and nine months ended December 31, 2006 and 2005 (dollars in millions, except average loan size):

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Loan Sales to Investors
Volume	$2,310.1	(25.5%)	$3,099.1	47.3%
Number of Loans Sold	10,941	(31.5%)	15,973	36.5%
Gain on Sale of Mortgage Loans	$36.4	(10.3%)	$40.6	13.4%

Loans Brokered to Third Party Lenders
Volume	$772.7	(9.2%)	$850.8	8.6%
Number of Brokered Loans	2,523	(14.6%)	2,955	(7.5%)
Broker Fees	$15.4	(3.1%)	$15.9	(10.7%)

Average Loan Size
Loans Sold to Investors	$211,142	8.8%	$194,027	7.9%
Loans Brokered to Third Party Lenders	$306,261	6.4%	$287,961	17.4%

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Loan Sales to Investors
Volume	$7,562.2	(17.8%)	$9,203.5	28.4%
Number of Loans Sold	37,213	(23.4%)	48,570	16.8%
Gain on Sale of Mortgage Loans	$122.8	(2.5%)	$126.0	17.6%

Loans Brokered to Third Party Lenders
Volume	$2,596.2	(0.7%)	$2,614.7	12.5%
Number of Brokered Loans	8,657	(10.5%)	9,677	(1.3%)
Broker Fees	$51.3	(0.6%)	$51.6	0.4%

Average Loan Size
Loans Sold to Investors	$203,217	7.2%	$189,490	10.0%
Loans Brokered to Third Party Lenders	$299,901	11.0%	$270,216	14.0%
     The volume and number of loans sold to investors decreased for the three and nine months ended December 31, 2006 as compared to the same periods in the prior year. The decreases experienced in the volume and number of these loans sold for the three and nine months ended December 31, 2006 were offset by an increase in average income received from the sale of mortgage servicing rights for each loan; therefore, the percentage changes in gain on sale of mortgage loans are not commensurate with the changes experienced in volume and number of loans sold.
     CTX Mortgage Company, LLC tracks loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Open Applications — Beginning	21,436	(20.9%)	27,114	9.4%
New Applications	20,661	(13.2%)	23,816	6.1%

Cancelled Applications	(9,665)	(6.7%)	(10,360)	7.8%

Originated Loans	(13,605)	(17.2%)	(16,429)	7.0%

Open Applications — Ending	18,827	(22.0%)	24,141	8.4%

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Open Applications — Beginning	23,219	(6.8%)	24,912	(7.1%)
New Applications	68,779	(17.6%)	83,471	5.5%

Cancelled Applications	(30,416)	(1.0%)	(30,734)	(5.5%)

Originated Loans	(42,755)	(20.1%)	(53,508)	4.7%

Open Applications — Ending	18,827	(22.0%)	24,141	8.4%

     The table below provides a comparative analysis of mortgage loan originations for the three and nine months ended December 31, 2006 and 2005.

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Origination Volume (in millions)	$3,291.0	(11.9%)	$3,737.4	22.0%
Number of Originated Loans
Builder	6,393	(3.4%)	6,616	21.1%
Retail	7,212	(26.5%)	9,813	(0.8%)

	13,605	(17.2%)	16,429	7.0%

Average Loan Size – Originated Loans	$241,900	6.3%	$227,500	14.0%

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Origination Volume (in millions)	$10,136.9	(14.4%)	$11,836.9	22.6%
Number of Originated Loans
Builder	18,887	2.2%	18,480	17.8%
Retail	23,868	(31.9%)	35,028	(1.1%)

	42,755	(20.1%)	53,508	4.7%

Average Loan Size – Originated Loans	$237,100	7.2%	$221,200	17.0%
     Total originations for the three and nine months ended December 31, 2006 decreased primarily as a result of a decrease in Retail originations, which is the result of a decline in homebuyer demand and the strategic decision to reduce the number of Retail loan officers. Refinancing activity accounted for 20% and 21% of its originations for the three months ended December 31, 2006 and 2005, respectively. Refinancing activity accounted for 19% and 22% of its originations for the nine months ended December 31, 2006 and 2005, respectively. For the three and nine months ended December 31, 2006, CTX Mortgage Company, LLC originated 80% and 79%, respectively, of the non-cash unit closings of Home Building’s customers, versus 75% for the same periods in the prior year.
CONSTRUCTION SERVICES
     The following summarizes Construction Services’ results for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Revenues	$600.7	49.1%	$402.9	(9.6%)
Operating Earnings	$10.7	64.6%	$6.5	1.6%

New Contracts Executed	$585.3	5.4%	$555.1	(38.0%)

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Revenues	$1,648.4	42.0%	$1,160.9	(12.8%)
Operating Earnings	$27.5	108.3%	$13.2	(19.5%)

New Contracts Executed	$1,633.1	(22.6%)	$2,110.3	32.1%

	As of December 31,
	2006		2005
		Change		Change
Backlog of Uncompleted Contracts	$2,942.0	(0.3%)	$2,950.5	46.6%
     Construction Services’ revenues are impacted by the nature and size of construction projects, the stage of completion and the construction schedule as defined by project owners. Revenues for the three and nine months ended December 31, 2006 increased as compared to the same periods in the prior year primarily due to a substantial increase in backlog in prior periods resulting in a portfolio of larger jobs in terms of size from which revenue was realized in these periods. The increase in operating earnings for the three and nine months ended December 31, 2006 is primarily the result of the larger portfolio of jobs and improved job profit margins.
     For the three and nine months ended December 31, 2006, there has been an increase in active multi-unit residential projects, which have higher profit margins. As of December 31, 2006, we had 230 active projects which represent a 21.8% decrease over the same period in the prior year. Additionally, operating earnings for the nine months ended December 31, 2005, includes approximately $4.1 million in costs incurred in the first two quarters of the prior year for the merging of two offices.
     The decrease in new contracts executed for the nine months ended December 31, 2006 was due primarily to several large contracts executed during the nine months ended December 31, 2005, which did not occur in the nine months ended December 31, 2006. Construction Services defines backlog as the uncompleted portion of all signed contracts. Construction Services’ multi-unit residential backlog of $1.33 billion includes $123.2 million of vertical construction projects for our Home Building business segment.
     Construction Services has also been awarded work that is pending execution of a signed contract. At December 31, 2006 and 2005, such work, which is not included in backlog, was approximately $2.64 billion and $2.04 billion, respectively. There is no assurance that this awarded work will result in future revenues.

OTHER
     Our Other segment includes our home services operations, investment real estate operations, corporate general and administrative expense, and interest expense.
     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in millions):

	For the Three Months Ended December 31,
	2006		2005
		Change		Change
Operating Loss from Home Services Operations	$(1.2)	(25.0%)	$(1.6)	300.0%
Operating Loss from Investment Real Estate Operations	(0.1)	—	—	(100.0%)
Corporate General and Administrative Expense	(22.6)	(15.7%)	(26.8)	16.0%
Interest Expense	—	(100.0%)	(3.0)	(40.0%)

Operating Loss	$(23.9)	(23.9%)	$(31.4)	44.0%

	For the Nine Months Ended December 31,
	2006		2005
		Change		Change
Operating Loss from Home Services Operations	$(4.3)	(31.7%)	$(6.3)	23.5%
Operating Earnings (Loss) from Investment Real Estate Operations	2.5	(600.0%)	(0.5)	(103.0%)
Corporate General and Administrative Expense	(67.6)	(4.7%)	(70.9)	15.1%
Interest Expense	—	(100.0%)	(8.7)	(38.3%)

Operating Loss	$(69.4)	(19.7%)	$(86.4)	34.2%

     Our home services revenues increased 15.4% to $31.5 million for the three months ended December 31, 2006 as compared to the same period in the prior year. Our home services revenues increased 18.3% to $95.2 million for the nine months ended December 31, 2006 as compared to the same period in the prior year. This increase in revenues is the result of an expanded customer base. We had 410 thousand pest defense customers as of December 31, 2006 as compared to 330 thousand as of December 31, 2005. The decrease in our home services division’s operating loss for the three and nine months ended December 31, 2006 is primarily due to the increase in revenues and leverage in selling, general and administrative expenses.
     Corporate general and administrative expenses represent corporate employee compensation and other corporate costs such as investor communications, insurance, rent and professional services. The decrease in corporate general and administrative expenses in the three and nine months ended December 31, 2006 is primarily related to compensation decreases and a decrease in professional services.
     For further information on interest expense, see Note (B), “Statements of Consolidated Cash Flows – Supplemental Disclosures,” of the Notes to Consolidated Financial Statements.
DISCONTINUED OPERATIONS
     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. As a result of the sale, international homebuilding’s operations are included in discontinued operations in the Statements of Consolidated Earnings.
     On July 11, 2006, we completed the sale of Home Equity to an unrelated third party. Home Equity’s operations have been reclassified to discontinued operations in the Statements of Consolidated Earnings, and any assets and liabilities related to these discontinued operations have been presented separately on the Consolidated Balance Sheets. All prior period information has been reclassified to be consistent with the December 31, 2006 presentation.
     For additional information on our discontinued operations, see Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

     Discontinued operations include the operations of international homebuilding and sub-prime home equity lending. The following summarizes the results of discontinued operations for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2006	2005	2006	2005
Revenues
International homebuilding	$—	$—	$—	$224.4
Sub-prime home equity lending	—	213.2	170.1	612.4

	$—	$213.2	$170.1	$836.8

Operating Earnings (Loss)
International homebuilding	$—	$—	$—	$15.2
Sub-prime home equity lending	(0.3)	32.9	(44.3)	91.9

	$(0.3)	$32.9	$(44.3)	$107.1

Pre-tax Gain (Loss) on Sale
International homebuilding	$—	$(4.2)	$—	$6.5
Sub-prime home equity lending	11.4	—	113.8	—

	$11.4	$(4.2)	$113.8	$6.5

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the three and nine months ended December 31, 2006 and 2005 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Nine Months Ended December 31,
	2006	2005
Net Cash Provided by (Used in)
Centex*
Operating Activities	$(245,660)	$(1,065,887)
Investing Activities	(3,442)	70,662
Financing Activities	263,497	572,780
Effect of Exchange Rate on Cash	—	(1,479)

	14,395	(423,924)

Financial Services
Operating Activities	94,847	86,943
Investing Activities	169,387	(923,907)
Financing Activities	(266,789)	837,202

	(2,555)	238

Centex Corporation and Subsidiaries
Operating Activities	(722,126)	(1,068,701)
Investing Activities	141,478	(788,488)
Financing Activities	592,488	1,434,982
Effect of Exchange Rate on Cash	—	(1,479)

Net Increase (Decrease) in Cash	$11,840	$(423,686)

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries cash flows. We present the consolidating information shown above and believe that it is useful to investors because it enables them to compare us to homebuilders that do not have financial services operations. We also believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand-alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning.

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidating Cash Flows have not been restated for discontinued operations. As a result, all international homebuilding cash flows are included with the Centex cash flows and all Home Equity cash flows are included with the Financial Services cash flows.
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and other short-term credit arrangements, and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our Home Building segment and general contracting fees obtained through our Construction Services segment. During the three and nine months ended December 31, 2006 and 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building’s inventories relating to the units under construction during the period, and for the acquisition of land held for development. The funds provided by Centex’s financing activities were primarily from debt issued to fund the increased homebuilding activity, offset by scheduled debt maturities and share repurchases.
     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed credit facilities, proceeds from the sale of mortgage loans to HSF-I and investors, Home Equity’s securitizations and cash flows from operations. Financial Services’ operating cash is derived primarily through sales of mortgage loans, interest income on mortgage loans held by Home Equity for investment and origination and servicing fees. Financial Services’ cash provided by investing activities for the nine months ended December 31, 2006 was primarily the proceeds from the sale of Home Equity and Financial Services’ technology operations. For the nine months ended December 31, 2005, Financial Services’ cash used in investing activities was primarily to finance an increase in Home Equity’s residential mortgage loans held for investment. The funds used in Financial Services’ financing activities for the nine months ended December 31, 2006 were primarily from the dividends paid to Centex. For the nine months ended December 31, 2005, the funds provided by Financial Services’ financing activities were primarily from new debt used to fund residential mortgage loan activity.
     Our existing credit facilities and available capacity as of December 31, 2006 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$945,000
Letters of Credit	835,000	469,396

	2,085,000	1,414,396	(1) (2)
Unsecured Credit Facility	150,000	150,000	(3)

	2,235,000	1,564,396

Financial Services
Secured Credit Facilities	740,000	695,697	(4)
Mortgage Conduit Facilities	650,000	285,000	(5)
Harwood Street Funding I, LLC Facility	3,000,000	1,408,000

	4,390,000	2,388,697

	$6,625,000	$3,953,093	(6)

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of December 31, 2006, the $1.25 billion commercial paper program had $305 million outstanding which has been deducted from the available capacity under the back-up facility. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	In conjunction with the issuance of surety bonds in support of our Construction Services activity, Centex Corporation has agreed to provide letters of credit of up to $100 million if Centex Corporation’s public debt ratings fall below investment grade. In support of this ratings trigger, we maintain a minimum of $100 million in unused committed credit at all times.

(3)	Centex Corporation maintains a $150 million unsecured, uncommitted credit facility.

(4)	CTX Mortgage Company, LLC maintains $740 million of secured, committed mortgage warehouse facilities.

(5)	A wholly-owned limited purpose subsidiary of CTX Mortgage Company, LLC maintains secured, committed facilities funded through commercial paper conduits to finance the purchase of certain mortgage loans from CTX Mortgage Company, LLC.

(6)	The amount of available capacity consists of $3,803.1 million of committed capacity and $150.0 million of uncommitted capacity as of December 31, 2006. Although we believe that the uncommitted capacity is currently available, there can be no assurance that the lender under this facility would elect to make advances if and when requested to do so.
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of mortgage loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average approximately 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of December 31, 2006, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to eliminate credit risks associated with mortgage warehousing. HSF-I is consolidated pursuant to the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46; accordingly, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At December 31, 2006, we were in compliance with all these covenants.
     As of December 31, 2006, our short-term debt was $2.25 billion, of which $1.94 billion was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.
     Our outstanding debt (in thousands), excluding discontinued operations, as of December 31, 2006 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$306,750
Senior Debt:
Medium-term Note Programs, weighted-average 5.62%, due through 2008	170,000
Senior Notes, weighted-average 5.89%, due through 2017	3,708,922
Other Indebtedness, weighted-average 6.54%, due through 2018	23,682
Subordinated Debt:
Subordinated Debentures, 8.75%, due in 2007	99,985

4,309,339

Financial Services
Short-term Debt:
Short-term Notes Payable	409,303
Harwood Street Funding I, LLC Secured Liquidity Notes	1,529,826
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 7.35%, due through 2010	60,000

1,999,129

$6,308,468

     During the nine months ended December 31, 2006, the principal amount of our outstanding long-term debt increased $147.6 million resulting from (dollars in millions):

	Debt Type	Amount
Centex
Issuances	Senior Note	$500.0
Retirements, net	Medium-term Note	(187.9)
	Other Indebtedness	(164.5)

Total		$147.6

     As of March 31, 2006, other indebtedness included $161.2 million of debt for which we determined we were the primary beneficiary and which was consolidated pursuant to FIN 46. Subsequent to March 31, 2006, these variable interest entities were restructured such that we are no longer the primary beneficiary. As a result, the variable interest entities were not consolidated as of December 31, 2006.
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
     We account for our investments in joint ventures under the equity method of accounting whereby our investment is increased by contributions and our share of joint venture earnings and is reduced by distributions and our share of joint venture losses. Investments in joint ventures in which our interest exceeds 50% have been consolidated.
     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of
	December 31, 2006	March 31, 2006
Number of Active Joint Ventures (1)	48	44

Investment in Joint Ventures	$231,001	$307,779

Total Joint Venture Debt (2)	$1,149,026	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$460,067	$388,428

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (3) (5)	$189,621	$228,603
Repayment Guarantee (4) (5)	12,015	8,136

Total Limited Recourse Debt	$201,636	$236,739

(1)	The number of active joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We are the managing member of 28 and 24 of the active joint ventures as of December 31, 2006 and March 31, 2006, respectively.

(2)	As of December 31, 2006 and March 31, 2006, 25 and 23, respectively, of the active joint ventures have outstanding debt.

(3)	We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, we have contributed additional capital in order to maintain loan to value requirements.

(4)	We have guaranteed repayment of a portion of certain joint venture debt limited to our ownership percentage of the joint venture or a percentage thereof.

(5)	These amounts represent our maximum exposure related to the joint ventures’ debt at each respective date.
     Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable, on a contingent basis, through other guarantees, letters of credit or other arrangements with respect to a portion of the construction debt. Certain joint venture agreements require us to guarantee the completion of a project or phase if the joint venture does not perform the required development. To the extent development costs exceed amounts available under the joint venture’s credit facility, we would be liable for incremental costs to complete development. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform the other contingent arrangements discussed in this paragraph.
     We also have investments in joint ventures related to our Construction Services and Other segments totaling $2,987 and $2,605 as of December 31, 2006 and March 31, 2006, respectively.
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
Impairment of Long-Lived Assets
     Housing projects, land held for development and sale (including direct construction costs, capitalized interest and real estate taxes) and property, plant and equipment are assessed for recoverability in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of housing projects, land held for development and sale and property, plant and equipment is determined primarily based on estimated cash flows discounted for market risks associated with the long-lived assets. We recorded $205.4 million and $235.4 million in impairments and other land write-offs to land under development in the three and nine months ended December 31, 2006, respectively. No significant land-related impairments were recorded in the same period of the prior year. See additional information on land write-offs under Inventory Valuation below.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. See Note (F), “Goodwill,” of the Notes to Consolidated Financial Statements for a summary of the changes in goodwill by segment. Goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. We had no impairment of goodwill in the three and nine months ended December 31, 2006 and 2005.
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
     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs and land that will not begin development in the next two years. Whether we elect to go forward with land purchases is dependent on a number of factors, including changes in market conditions in the area where the planned development is located. To the extent we determine that we will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales. During the three and nine months ended December 31, 2006, $138.0 million and $263.8 million, respectively, of land deposits and pre-acquisition costs were written off as compared to $5.9 million and $18.9 million for the three and nine months ended December 31, 2005, respectively. Included in the cost of land sales and other were write-offs of option deposits and pre-acquisition costs that were classified as land held for development.
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
     In addition to land options recorded pursuant to FIN 46, the Company evaluates land options in accordance with the provisions of SFAS No. 49, “Product Financing Arrangements.” When our deposits and pre-acquisition development costs exceed certain thresholds, or we have determined it is likely we will exercise our option, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.
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
     Although we consider the loan origination reserve reflected in our consolidated balance sheet at December 31, 2006 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
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
Income Taxes
     We account for income taxes on the deferral method whereby deferred tax assets and liabilities are recognized for the consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. An accrued liability for potential audit assessments relating to various taxing jurisdictions is reflected in current taxes payable including interest and penalties, if applicable. The accrued liability is an estimate based on our assessment of the ultimate resolution of these tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” These estimated liabilities are periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations.
     The Federal statute of limitations has expired for our Federal tax returns filed for tax years through March 31, 2000. Our Federal income tax returns for fiscal years 2001 through 2004 are currently being examined by the IRS.
     During the three months ended December 31, 2006, we recorded an incremental provision for taxes of $56.5 million in connection with the IRS proposing adjustments to our 2001 through 2004 Federal income tax returns relating primarily to our use of certain net operating losses, among other items. We have recognized approximately $200 million of tax benefits related to these net operating losses in our previously filed tax returns.
     We believe that our tax return positions are supported and will vigorously dispute these adjustments.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued Staff Position 109-1, or FSP 109-1, Application of FASB Statement No. 109, which clarified that the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction and will reduce tax expense in the periods during which the amounts are deductible on the tax return. Based on the guidance provided by FSP 109-1, this deduction is accounted for as a special deduction under SFAS 109 which reduces income tax expense. The tax benefits resulting from the new deduction are reflected in the effective income tax rate for the three and nine months ended December 31, 2006 and 2005.
     In July 2006, the FASB finalized and issued FIN 48, entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of our fiscal year ending March 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact, if any, of adopting SAB 108 on our financial statements.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective as of the beginning of our fiscal year ending March 31, 2009. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.

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
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     As previously disclosed in a risk factor contained in our 2006 Form 10-K, and as updated in our Quarterly Report on Form 10-Q for the periods ended June 30, 2006 (“June 30 Form 10-Q”) and September 30, 2006 (“September 30 Form 10-Q”), in recent periods we reported declines in the volume of homes sold, which reflect continued deteriorating market conditions in the homebuilding industry and such deterioration may continue in the future. These trends became more pronounced during the quarter ended December 31, 2006, and we experienced a significant decline in sales orders in all of the principal areas in which we operate. We attribute these developments to, among other things, a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets, increased inventory of new and used homes for sale, and pricing pressures resulting from the imbalance between supply and demand. These developments have had and may continue to have a material adverse effect on our financial condition and results of operations. During the quarter ended December 31, 2006, we also decided not to pursue development and construction in certain areas where we held option deposits, which resulted in significant write-offs of land deposits and pre-acquisition costs. These write-offs adversely affected our operating earnings and operating margins during the quarter ended December 31, 2006. In addition, during the three months ended December 31, 2006, we recorded impairments to land under development primarily due to challenging market conditions and, to a lesser extent, cost overruns. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which would lead to further write-offs of option deposits and pre-acquisition costs and land impairments. See 2006 Form 10-K, Item 1A, “Home Building – Deterioration in economic conditions generally or in the market regions where we operate could decrease demand and pricing for new homes and adversely affect our results of operations” and June 30 Form 10-Q, Item 1A.
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
     We regularly repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended December 31, 2006:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
October 1-31	—	$—	—	9,400,000
November 1-30	300	$49.70	300	9,399,700
December 1-31	5,569	$56.27	—	9,399,700

Total (1) (2)	5,869	$55.93	300

(1)	Of the 5,869 shares repurchased for the quarter ended December 31, 2006, 5,569 shares represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

(2)	Except as provided in Note (1), all share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934.
     On May 11, 2006, the Company’s Board of Directors authorized the repurchase of an additional 12 million shares. The 300 shares purchased during the three months ended December 31, 2006, as part of publicly announced plans, represent shares of common stock repurchased pursuant to the May 2006 Board of Directors’ authorization. Purchases are made in the open market or in block purchases, and such transactions may be effected from time to time or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.

Item 6. Exhibits
     The following documents are filed as part of this Report.
3.1
Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Amended and Restated By-Laws of Centex dated October 11, 2005 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 12, 2005).

4.1	Specimen Centex common stock certificate (incorporated by reference from Exhibit 4.1 to Centex’s Quarterly Report on Form 10-Q filed on November 1, 2006).

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

10.1
Amendment No. 2 to Securities Purchase Agreement dated as of December 20, 2006, among Centex Financial Services, LLC, Nationstar Mortgage, LLC and FIF HE Holdings LLC (incorporated by reference from Exhibit 2.3 to Centex’s Current Report on Form 8-K dated December 22, 2006).

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

CENTEX CORPORATION

Registrant

February 1, 2007	/s/ Catherine R. Smith

Catherine R. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer)

February 1, 2007	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)