Form 10-K
period 2007-03-31
CENTEX CORP
filed 2007-05-22
CIK 18532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	75-0778259 (I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas
75201
(Address of principal executive offices)
(Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common Stock ($ .25 par value)	Name of each exchange on which registered New York Stock Exchange
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
Large accelerated filer ☑      Accelerated filer ☐      Non–accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On September 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.23 billion based upon the last sale price reported for such date on the New York Stock Exchange. As of May 9, 2007, 120,130,388 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain of the information contained in the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on July 12, 2007 is incorporated by reference into Part III hereof.

FORM 10-K
March 31, 2007

i

PART I
ITEM 1. BUSINESS
General Development of Business
     Centex Corporation is a Nevada corporation. Our common stock, par value $.25 per share, began trading publicly in 1969. Our common stock is traded on the New York Stock Exchange, or the NYSE. As of May 9, 2007, 120,130,388 shares of our common stock were outstanding. Any reference herein to we, us, our or the Company refers to Centex Corporation and its subsidiary companies or, if the context requires, the particular segment or unit of our business that is being discussed.
     Since our founding in 1950 as a Dallas, Texas-based residential construction company, we expanded our business to include a broad range of activities related to construction, construction products and financing, but have more recently refocused our operations on residential construction and related activities, including mortgage financing. As of March 31, 2007, our subsidiary companies operated in two principal lines of business: Home Building and Financial Services. We provide a brief overview of each line of business below, with a more detailed discussion of each line of business later in this section.
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes and land or lots. We have been engaged in homebuilding since 1950.
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by our subsidiaries and others. We have been in the mortgage lending business since 1973.
     Over the last several fiscal years, we have simplified our business portfolio. The following table summarizes our principal transactions over the last five fiscal years.

Business	Date	Description
Construction Services	March 2007	We sold our commercial construction operations, which were previously a separate reporting segment.

Home Equity	July 2006	We sold our sub-prime home equity lending operations, which were previously included in the Financial Services segment.

International Homebuilding	September 2005	We sold our international homebuilding operations, which were previously included in the Home Building segment.

Commercial Real Estate	February 2004	We simplified the organizational structure of the Company and its affiliates by acquiring a company whose publicly traded securities had previously traded in tandem with our common stock. Those operations have largely been liquidated.

Construction Products	January 2004	We made a tax-free spin-off to our stockholders of our equity interests in our construction products operations, which were previously a separate reporting segment.

Manufactured Homes	June 2003	We made a tax-free spin-off to our stockholders of substantially all of our manufactured housing operations, which were previously included in our Other segment.
     For all businesses sold or spun off in the table above, the results of operations and financial position of such businesses are reported as discontinued operations for all periods presented. For additional information on our discontinued operations, please refer to Note (O), “Discontinued Operations” of the Notes to Consolidated Financial Statements.
     We have refocused our strategy to concentrate on our core homebuilding operations and related activities. Our mortgage lending and title agency services provide Centex homebuyers with a streamlined home-closing and settlement process, which we believe is important to ensuring customer satisfaction in our homebuilding business. The sale of our construction services and sub-prime home equity operations in fiscal year 2007 is consistent with our current strategic focus. The reduction in our portfolio of businesses has also resulted in changes in our internal organization. As a result of the recent changes in our organization, we have determined that our reporting segments have also changed. All prior year segment information has been revised to conform to the current year presentation.
     Within our homebuilding operations we have determined that our operating segments are our divisions, which have been aggregated into seven reporting segments. Our homebuilding operations, or Home Building, consist of the following reporting segments: East, Southeast, Central, Texas, Northwest, Southwest and Other homebuilding. For a complete description of the states and markets in each of our homebuilding segments, please refer to the Home Building markets table later in this section.
     Our mortgage lending, title agency services and insurance products continue to represent one reporting segment, Financial Services. Our home team service operations are a part of our Other segment.
Financial Information about Segments
     Note (I), “Business Segments,” of the Notes to Consolidated Financial Statements contains additional information about our business segments for fiscal years 2007, 2006 and 2005.
Narrative Description of Business
HOME BUILDING
     The business of Home Building consists of purchasing and developing land or lots and constructing and selling detached and attached single-family homes and land or lots. In fiscal year 2007, approximately 80% of the homes closed were single-family, detached homes, which includes homes from our resort and second home and on-your-lot operations.
Markets
     Home Building follows a strategy of reducing exposure to local market volatility by maintaining operations across geographically and economically diverse markets. As of March 31, 2007, Home Building was building in 79 market areas located in 25 states and the District of Columbia. Each market is listed below within the reporting segment to which it belongs.

Segment	States	Markets	States and Markets (continued)
East	Georgia	Savannah	North	Wilmington
	Maryland	Bethesda/Frederick/Gaithersburg	Carolina (cont)	Winston-Salem
		Washington, D.C./Arlington/Alexandria	South	Charleston/N. Charleston
	New Jersey	Edison	Carolina	Myrtle Beach/Conway/
		Newark/Union		N. Myrtle Beach
		New York/Wayne/White Plains	Virginia	Richmond
	North Carolina	Charlotte/Gastonia/Concord Durham		Virginia Beach/Norfolk/ Newport News
		Greensboro/High Point		Winchester
Raleigh/Cary

Southeast	Florida	Cape Coral/Ft. Myers	Florida (cont)	Tampa/St. Petersburg/Clearwater
		Ft. Lauderdale/Pompano Beach/		Vero Beach
		Deerfield Beach		West Palm Beach/Boca
		Jacksonville		Raton/Boynton Beach
		Naples/Marco Island	Georgia	Atlanta/Sandy Springs/Marietta
		Orlando	Tennessee	Nashville/Davidson/
		Port St. Lucie/Ft. Pierce		Murfreesboro
Punta Gorda
Sarasota/Bradenton/Venice

Central	Indiana	Indianapolis	Minnesota	Minneapolis/St. Paul/Bloomington
	Illinois	Chicago/Naperville/Joliet		Rochester
	Michigan	Ann Arbor	Missouri	St. Louis
		Detroit/Livonia/Dearborn	Ohio	Akron
		Flint		Columbus
		Monroe		Toledo
		Warren/Farmington Hills/Troy	Pennsylvania	Pittsburgh

Texas	Texas	Austin/Round Rock	Texas (cont)	Houston/Baytown/Sugar Land
		Dallas/Plano/Irving		Killeen/Temple/Ft. Hood
		Ft. Worth/Arlington		San Antonio

Northwest	California	Bakersfield	California	Visalia/Porterville
		Fresno	(cont)	Yuba City
		Hanford/Corcoran	Colorado	Denver/Aurora
		Merced		Ft. Collins/Loveland
		Modesto		Greeley
		Oakland/Fremont/Hayward	Hawaii	Honolulu
		Sacramento/Arden/Arcade/Roseville	Nevada	Reno/Sparks
		San Jose/Sunnyvale/Santa Clara	Oregon	Portland/Vancouver/Beaverton
		Stockton	Washington	Seattle/Bellevue/Everett

Southwest	Arizona	Phoenix/Mesa	Nevada	Las Vegas/Paradise
	California	El Centro	New Mexico	Albuquerque
		Los Angeles/Long Beach/Glendale Oxnard/Thousand Oaks/Ventura Riverside/San Bernardino/Ontario San Diego/Carlsbad/San Marcos San Luis Obispo/Paso Robles Santa Ana/Anaheim/Irvine		Santa Fe

Other homebuilding	Other homebuilding includes ancillary businesses (such as framing, carpet and holding companies), and projects that we plan to build out and liquidate in the following states: Florida, New Hampshire, North Carolina and Texas. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

     In fiscal year 2007, Home Building closed the sale of 35,785 homes, including first-time, move-up and, in some markets, custom homes, generally ranging in price from $76 thousand to $1.8 million. The average revenue per unit in fiscal year 2007 was $307,810.
     We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage independent contractors, to plan neighborhoods according to local demand, to anticipate consumer preferences in specific markets and to assess the regulatory environment. Our divisional structure is designed to utilize local market expertise.
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
     We control a substantial amount of land, including lots and land to be developed into lots, through option agreements that we can exercise over specified time periods or, in certain cases, as the land or lots are needed. At March 31, 2007, Home Building owned 98,311 lots and had options to purchase 61,709 lots. This is considerably less than the owned 108,828 lots and options of 186,893 at March 31, 2006. In addition, Home Building enters into joint ventures with other builders and developers for land acquisition, development and other activities. For additional discussion of our lot option agreements and participation in joint ventures, see Notes (C), “Inventories,” and (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
     Following the purchase of land and, if necessary, the completion of the entitlement process, we begin marketing homes and constructing model homes. We supervise and direct the development of land (except where we buy developed lots) and the design and building of our residential neighborhoods. Substantially all of our construction work is performed by independent contractors.
     We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each neighborhood. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of the neighborhood and model homes and assisting them with the selection of options. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market. In addition to using model homes, in certain markets we build homes in each neighborhood before executing a customer sales contract. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within 60 days.
     Our growth strategy for Home Building has been focused primarily on organic growth opportunities through land acquisition and development in existing markets. To a lesser extent, we have also grown the business through the acquisition of other homebuilding companies. In January 2003, we acquired the homebuilding operations of The Jones Company, which builds single-family homes for the first-time and move-up buyer in the St. Louis, Missouri and Indianapolis, Indiana areas. There have been no other acquisitions of home building companies in the last five fiscal years.
     Home Building sells its homes under a variety of brand names including several from previous acquisitions. Fox & Jacobs, one of our brand names, primarily markets to first-time buyers. Centex Homes primarily markets its homes to both first-time and move-up buyers. City Homes primarily sells multi-family homes in urban areas. Wayne Homes markets primarily to rural lot owners for construction of a home on their lot, and Centex Destination Properties markets to second home/resort homebuyers.
     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which has directly affected our business and results of operations. We expect that our business and results of operations will continue to be affected by the current downturn in U.S. housing markets, at least for the near term. We believe the long-term fundamentals that support homebuyer demand remain solid and the current market conditions will moderate over time; however, we cannot predict the duration and severity of the current market conditions. We have adjusted our operations in response to market conditions by reducing our unsold inventory, generating cash from operations, lowering our costs and reducing our land position. We will continue to adjust our operations to market conditions, and we believe that these actions will position us to capitalize on opportunities when market conditions improve.
     The table below summarizes by reporting segment Home Building’s units closed, sales orders and backlog units for the five most recent fiscal years.
Units Closed:

	For the Years Ended March 31,
	2007	2006	2005	2004	2003
East	6,720	7,116	5,674	5,064	4,416
Southeast	5,374	6,426	4,867	4,594	4,066
Central	4,789	5,971	5,593	4,990	3,927
Texas	7,083	6,899	6,173	6,055	6,041
Northwest	4,709	4,580	3,740	3,121	2,602
Southwest	6,209	6,786	5,614	4,981	4,136
Other homebuilding	901	1,454	1,726	1,553	1,239

	35,785	39,232	33,387	30,358	26,427

Average Revenue Per Unit (in 000’s)	$308	$304	$270	$242	$220

Sales Orders (in Units):

	For the Years Ended March 31,
	2007	2006	2005	2004	2003
East	5,495	6,840	6,431	5,616	5,017
Southeast	3,425	5,703	6,125	5,294	4,334
Central	4,271	5,636	5,346	5,320	4,329
Texas	6,914	6,994	6,508	6,250	5,685
Northwest	4,300	4,597	4,211	3,627	3,037
Southwest	4,539	7,196	6,137	5,694	4,755
Other homebuilding	105	1,064	1,804	1,921	1,511

	29,049	38,030	36,562	33,722	28,668

Backlog Units:

	As of March 31,
	2007	2006	2005	2004	2003
East	1,848	3,073	3,349	2,592	2,040
Southeast	1,519	3,468	4,191	2,933	2,233
Central	1,744	2,262	2,597	2,844	2,514
Texas	2,020	2,189	2,094	1,759	1,564
Northwest	1,805	2,214	2,197	1,726	1,220
Southwest	1,503	3,173	2,763	2,240	1,527
Other homebuilding	212	1,008	1,398	1,320	952

	10,651	17,387	18,589	15,414	12,050

     For each unit in backlog, we have received a customer deposit, which is refundable under certain circumstances. The backlog units included in the table above are net of cancellations. Cancellations occur for a variety of reasons including: a customer’s inability to obtain financing, customer relocations or other customer financial hardships. Substantially all of the orders in sales backlog as of March 31, 2007 are scheduled to close during fiscal year 2008.

Competition and Other Factors
     The homebuilding industry is highly competitive and fragmented. Traditionally, competition in the industry has occurred at a local level among national, regional and local homebuilders. In recent years, national homebuilders have been able to compete more effectively and increase their share of the national homebuilding market. The top 10 builders in calendar year 2006 accounted for approximately 20% of the nation’s new housing stock. We believe we currently rank as the fourth largest homebuilder in the United States, based on publicly reported homebuilding revenues for the most recent twelve-month period for which information is available. Home Building’s top four competitors based on revenues for their most recent fiscal year-end are as follows (listed alphabetically): D. R. Horton, Inc., KB Home, Lennar Corporation and Pulte Homes, Inc. Our operations accounted for an estimated 3% of new homes sold in the United States for the twelve months ended March 31, 2007. We calculate our market share by dividing our new home sales by the total single family new home sales as reported by the census bureau. The main competitive factors affecting our operations are location/market, sales price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Home Building competes effectively by building a high quality home, maintaining geographic diversity, responding to the specific demands of each market and managing operations at a local level.
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
     The homebuilding industry is affected by changes in national and local economic conditions, the supply of new and existing homes for sale, job growth, long-term and short-term interest rates, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various other demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected weather conditions, such as unusually heavy or prolonged rain or snow, or hurricanes, may affect operations in certain areas.
     The homebuilding industry is subject to extensive regulation. Home Building and its contractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning and land entitlement, building standards, erosion and storm water pollution control, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species and waters of the United States. We are also subject to other rules and regulations in connection with our construction and sales activities, including requirements as to incorporated building materials and building designs, such as requirements for the use of energy efficient materials or designs. While these regulatory requirements are generally applicable to all regions in which we operate, regulations in coastal markets tend to be more extensive. All of these regulatory requirements are applicable to all homebuilding companies, and, to date, compliance with these requirements has not had a material impact on Home Building. We believe that we are in compliance with these requirements in all material respects.
     We purchase materials, services and land from numerous sources. The principal raw materials required for home construction include concrete and wood products. In addition, we use a variety of other building materials, including roofing, gypsum, insulation, plumbing, and electrical components in the homebuilding process. Although raw material prices may fluctuate due to various factors, including demand or supply shortages, we do have a number of fixed-price contracts with contractors and material suppliers, which help limit the effect of commodity price increases on our results of operations during the terms of the relevant contracts. We also attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. A number of our vendor purchase agreements also allow us to leverage our volume through quantity purchase discounts for the purchasing of a number of product categories. We use many contractors in our various markets and are not dependent on any single contractor.

FINANCIAL SERVICES
     Our Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products, including property and casualty. These activities include mortgage origination and other related services for purchasers of homes sold by our homebuilding operations and others.
     We established the predecessor of CTX Mortgage Company, LLC and its related companies to provide mortgage financing for homes built by Home Building. By opening mortgage offices in Home Building’s housing markets, we have been able to provide mortgage financing for an average of 75% of Home Building’s non-cash unit sales over the past five years and for 80% of such closings in fiscal year 2007. In 1985, we expanded our mortgage operations to include the origination of mortgage loans that are not associated with the sale of homes built by Home Building. Our strategy is to originate loans for sale, rather than for investment. We refer to mortgage financing for homes built by Home Building as Builder loans and to mortgage financing for homes built by others, loans for existing homes and loans to refinance of existing mortgages as Retail loans.
     At March 31, 2007, Financial Services originated loans through its loan officers in 186 offices licensed in 47 states and the District of Columbia. The offices vary in size depending on loan volume.
     The following table shows the unit breakdown of Builder and Retail loans for the five years ended March 31, 2007:

	For the Years Ended March 31,
	2007	2006	2005	2004	2003
Loan Types (originations):
Builder	27,141	27,364	22,517	20,865	18,127
Retail (1)	30,638	43,319	44,816	67,481	66,807

	57,779	70,683	67,333	88,346	84,934

Origination Volume (in millions)	$13,826.0	$15,827.4	$13,039.0	$15,116.0	$13,991.2

Percent of Home Building’s Closings Financed (2)	80%	75%	73%	74%	73%

(1)	Over the last five fiscal years, the reduction in retail loan originations is primarily attributable to decreases in refinancing activity and homebuyer demand, and our strategic decision to reduce the number of retail loan officers.

(2)	Excludes non-financed cash-only closings.
     We provide mortgage origination and other mortgage-related services for Federal Housing Administration (FHA) loans, Department of Veterans’ Affairs (VA) loans and conventional loans on homes that Home Building or others build and sell, as well as existing homes and refinancing of existing mortgages. Our loans are generally first-lien mortgages secured by the family residence. A significant portion of the loans qualify for inclusion in programs sponsored by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), or the Federal Home Loan Mortgage Corporation (FHLMC). These loans are known in the industry as “conforming” loans. The remainder of the loans are either pre-approved and individually underwritten by us or by private investors who subsequently purchase the loans, or are funded by private investors who pay a broker fee to us for broker services rendered.
     Financial Services’ principal source of income is the sale of mortgage loans, together with all related servicing rights, interest income and other fees. For substantially all mortgage loans originated, we sell our right to service the mortgage loans and retain no residual interests.
     We also participate in joint-venture agreements with third-party homebuilders and other real estate professionals to provide mortgage originations for their customers. As we own majority interests in these joint ventures, they are fully consolidated in our financial statements. At March 31, 2007, Financial Services had 12 of these agreements, operating in 12 offices licensed in nine states.
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originates to Harwood Street Funding I, LLC, or HSF-I, pursuant to a mortgage loan purchase agreement, as amended, that we refer to as the HSF-I Purchase Agreement. HSF-I is a special purpose entity for which we are the primary beneficiary and, beginning July 1, 2003, was consolidated with our Financial Services segment pursuant to the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46

“Consolidation of Variable Interest Entities,” as revised, which we refer to as FIN 46. When HSF-I acquires mortgage loans, it typically holds them on average 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to reduce credit risks associated with mortgage warehousing. HSF-I’s debt and subordinated certificates do not have recourse to us, and the consolidation of this debt and subordinated certificates has not changed our debt ratings.
     CTX Mortgage Company, LLC also originates construction loans for which it enters into an agreement to finance a specified amount for the construction of a home. As construction of the home progresses, the customer draws on the committed amount. We anticipate that these construction loans will be converted into mortgage loans held for sale once the total commitment has been funded.
     We offer title agent, title underwriting, closing and other settlement services in 22 states under the Commerce Title name, including Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company. Through Westwood Insurance, including Centex Insurance Agency, a multi-line property and casualty insurance agency, we market homeowners and auto insurance to Home Building and Financial Services customers and customers of 15 other homebuilders in 44 states. Westwood Insurance also provides coverage for some commercial customers.
Competition and Other Factors
     The financial services industry in the United States is highly competitive. Financial Services competes with commercial banks, other mortgage lending companies and other financial institutions to supply mortgage financing at attractive rates to Home Building’s customers, as well as to the general public. Key competitive factors among industry participants are varied and include convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Any increase in competition may lower the rates we can charge borrowers, thereby potentially reducing gain on future loan sales. Our title and insurance operations compete with other providers of title and insurance products to sell their products to purchasers of our homes, as well as to the general public. Many of these competitors have greater resources than we do.
     Financial Services’ operations are subject to extensive state and federal regulations, as well as rules and regulations of, and examinations by, FNMA, FHLMC, FHA, VA, Department of Housing and Urban Development, or HUD, GNMA and state regulatory authorities with respect to originating, processing, underwriting, making and selling loans and providing title and other insurance products. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on our Financial Services operations, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees, loan amounts and premiums for title and other insurance. Certain of our Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC, GNMA and some state regulators.
     As an approved FHA mortgagee, CTX Mortgage Company, LLC is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Our title and insurance operations are subject to examination by state authorities. Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act and regulations promulgated under such statutes, as well as other federal and state consumer credit laws. The Real Estate Settlement Procedures Act also applies to our insurance operations. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements seek to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, lawsuits by borrowers (including class actions), administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

EMPLOYEES
     The following table presents a breakdown of our employees as of March 31, 2007:

Line of Business	Employees
Home Building	6,668
Financial Services	2,787
Other	1,963

Total	11,418

     The 1,963 Other employees include 1,499 employees of our home services operations, which provides home pest control services, and corporate employees.
NYSE AND SEC CERTIFICATIONS
     We submitted our 2006 Annual CEO Certification to the New York Stock Exchange on July 26, 2006. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission, or SEC, as exhibits to our Form 10-K for the year ended March 31, 2006, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.
AVAILABLE INFORMATION
     Anyone seeking information about our business operations and financial performance can receive copies of the 2007 Annual Report to Stockholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC in Washington, D.C., without charge, by contacting our Investor Relations office at (214) 981-5000; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com. In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings web casts, can be accessed free of charge on our web site (http://www.centex.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, available on our web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. To retrieve any of this information, go to http://www.centex.com, select “Investors” and select “SEC Filings.” Our web site also includes our Corporate Governance Guidelines, The Centex Way (our Code of Business Conduct and Ethics) and the charters for the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation and Management Development Committee of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to Centex Corporation, attention: Corporate Secretary, 2728 N. Harwood, Dallas, Texas 75201. The reference to our web site is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our web site are not incorporated in and should not otherwise be considered part of this Report.
ITEM 1A. RISK FACTORS
     The foregoing discussion of our business and operations should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject, many of which are outside of our control. These risks and uncertainties, together with other factors described elsewhere in this Report, have affected, or may in the future affect, our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
HOME BUILDING
The homebuilding industry is undergoing a significant downturn; further deterioration in industry conditions generally or in the markets where we operate could decrease demand and pricing for new homes and have a material adverse effect on our results of operations.
     The residential homebuilding industry is sensitive to changes in regional and national economic conditions such as job growth, housing demand, housing supply, availability of financing for homebuyers, interest rates and consumer confidence. At the present time, the U.S. homebuilding industry is undergoing a significant downturn. We believe this market downturn is primarily attributable to a decline in consumer confidence leading to an overall reduced demand for new homes and resulting in an excess supply of homes available for sale. We believe the reduction in demand is in turn due to decreased affordability of homes in certain of our markets, as well as the concerns of prospective homebuyers about the stability of home prices and their ability to sell their existing homes. In addition, in many cases, speculative buyers have withdrawn from the market and are no longer helping to fuel demand. Conditions in the U.S. housing markets had a material adverse effect on our business and results of operations during fiscal year 2007. For example, we experienced significant declines in closings, sales orders and backlog during fiscal year 2007. We also experienced significant declines in revenues and profit margins in fiscal year 2007, and our homebuilding operations generated losses from operations in the last two quarters of the fiscal year. We expect that the industry conditions described above are likely to continue to have a material adverse effect on our business and results of operations, at least in the near term.
     Any further adverse changes in any of these conditions on a national level, or in the markets where we operate, could continue to decrease demand and pricing for our homes or cause customers who have entered into purchase contracts for our homes to fail to perform their obligations, which could adversely affect the number of home closings we make or reduce the prices we can charge for homes. Any further adverse changes in these conditions could also result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Any further adverse changes, if they occur, are likely to have a material adverse effect on our business, revenues or earnings.
The market value of land may fluctuate significantly, which can result in significant decreases in the value of our developed and undeveloped land holdings.
     The risk of owning developed and undeveloped land can be substantial for homebuilders. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, such as the adverse conditions we are currently experiencing. During the year ended March 31, 2007, we also determined it was probable we would not pursue development and construction in certain areas where we had made land option deposits, which resulted in significant write-offs of land option deposits and pre-acquisition costs. In addition, during the year ended March 31, 2007, we recorded land valuation adjustments, or impairments, to land under development primarily due to challenging market conditions and, to a lesser extent, cost overruns in land development budgets. These write-offs and impairments adversely affected our operating earnings and operating margins during the year ended March 31, 2007. If market conditions deteriorate further in future periods, we may decide not to pursue development and construction in additional areas, and the value of existing land holdings may continue to decline, which would lead to further write-offs of option deposits and pre-acquisition costs and further land impairments.
Continued cancellations of existing sales contracts may have a material adverse effect on our business.
     Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet closed the home. We have received a customer deposit for each home reflected in our backlog, and generally we have the right to compel the customer to complete the purchase. In many cases, however, a customer may cancel the contract and receive a complete or partial refund of the deposit for reasons such as his or her inability to obtain mortgage financing or to sell his or her current home. Customers may also decide to run the risk of failing to perform under the contract without legal justification. If the current industry downturn continues, or if mortgage financing becomes less available, more homebuyers may cancel their contracts with us. Significant cancellations have had, and could have in the future, a material adverse effect on our business and results of operations.
Increases in interest rates could make it more difficult or costly for customers to purchase our homes.
     Most of our homebuilding customers finance their home purchases through our Financial Services operations or, in some cases, third-party lenders. In general, housing demand is adversely affected by increases in interest rates or by decreases in the availability of mortgage financing as a result of increased credit standards, deteriorating customer credit quality or other factors. Interest rates have been at relatively low levels for several years. Any future increases in interest rates could cause potential homebuyers to be less willing or able to purchase our homes. In general, if mortgage rates increase, it could become more difficult or costly for customers to purchase our homes, which would have an adverse effect on our results of operations.

Competition for homebuyers could reduce our closings or decrease our profitability.
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
     We also compete with resales of existing or foreclosed homes, homes offered by investors and housing speculators and available rental housing. Increased competitive conditions in the residential resale or rental market in the markets where we operate could decrease demand for new homes, cause us to increase our sales incentives or price discounts in order to maintain sales volumes, increase the volatility of the market for new homes or lead to cancellations of sales contracts in backlog, any of which could adversely affect our operating results.
The lag between when we acquire land and when we sell homes in our neighborhoods can make our operations susceptible to the effects of rapid changes in market conditions.
     There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The market value of home inventories, undeveloped land and developed home sites can fluctuate significantly during this time period because of changing market conditions. If the market value of home inventories or other property decline during this period, we may need to sell homes or other property at a loss or at prices that generate lower margins than we anticipated when we acquired the land. In certain situations, to the extent projected sales prices do not exceed the carrying value of the related assets, or if other market conditions deteriorate, we may be required to record an impairment of our land or home inventories. In addition, inventory carrying costs for land can be significant and can result in reduced margins or losses in a poorly performing project or market.
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
     Some municipalities in markets where we operate have approved, and others may approve, slow growth or no growth homebuilding regulations or laws that could negatively impact the availability of land and building opportunities within those localities. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets or could require that we satisfy additional administrative and regulatory requirements, which could slow the progress or increase the costs of our homebuilding operations in these markets. Any such delays or costs could have an adverse effect on our revenues and earnings.
Natural disasters and adverse weather conditions could delay closings or increase costs to build new homes in affected areas.
     The occurrence of natural disasters or adverse weather conditions in the markets in which we operate can delay new home closings, increase costs by damaging inventories of homes and construction materials, reduce the availability of raw materials and skilled labor, and negatively impact the demand for new homes in affected areas. In addition, when natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires affect an area in which we build, or one nearby, there can be a diversion of labor and materials in the area from new home construction to the rebuilding of the existing homes damaged or destroyed in the natural disaster. This can cause delays in construction and closing of new homes and/or increase our construction costs. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity or capital resources could be adversely affected.
Supply or labor shortages and other risks related to the demand for building materials and skilled labor could delay closings and affect our results of operations.
     Our ability to conduct and expand our homebuilding operations is dependent on continued access to building materials and skilled labor. Shortages of building materials or skilled labor could delay closings of our homes, which could adversely affect our revenues and earnings. In addition, increased costs or shortages of building materials such as concrete, wood, roofing materials, gypsum, insulation and plumbing and electrical components could cause increases in construction costs and construction delays. Labor disputes or increased costs or shortages of skilled labor, such as carpenters, plumbers and electricians, could also cause increases in costs and delays. We estimate and forecast construction costs as part of our business, and attempt to plan for possible cost increases due to changes in the cost or availability of materials and labor. However, generally we are unable to pass on unanticipated increases in construction costs to those customers who have already entered into sales contracts, as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. In general, significant unexpected increases in costs of materials or labor may adversely affect our results of operations.
Compliance with regulatory requirements affecting our business could have substantial costs both in time and money, and some regulations could prohibit or restrict some homebuilding activity.
     We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, warranties, storm water pollution prevention and use of open spaces. In addition, we are subject to a variety of laws and regulations concerning safety and the protection of health and the environment. The particular environmental laws that apply to any given neighborhood vary greatly according to the neighborhood site, the site’s environmental conditions and the present and former uses of the site. In some of the markets where we operate, we are required to pay environmental impact fees, use energy-saving construction materials, such as extra insulation or double-paned windows, and make commitments to municipalities to provide certain infrastructure such as roads and sewage systems. We and the contractors that we engage to work on our jobsites are also subject to laws and regulations related to workers’ health and safety, wage and hour practices and immigration. We generally are required to obtain permits and approvals from local authorities to commence and complete residential development or home construction. Such permits and approvals may from time to time be opposed or challenged by local governments, neighboring property owners or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, or the obligation of our independent contractors to comply with these and other laws and regulations, could result in delays in land development and homebuilding activity, cause us to incur substantial costs and prohibit or restrict land development and construction.
     It is possible that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict with any certainty either the nature of the requirements or the effect on our business, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. The additional costs associated with new regulatory requirements or compliance programs may not be recoverable from our homebuyers in the form of higher sales prices, reducing our profitability.
We may incur increased costs related to repairing construction defects in the homes we sell.
     Our Home Building operations are subject to warranty and other claims related to construction defects and other construction-related issues, including compliance with building codes. The costs we incur to resolve those warranty and other claims reduce our profitability, and if we were to experience an unusually high level of claims, or unusually severe claims, our profitability could be adversely affected.
An inability to obtain bonding could limit the number of projects we are able to pursue.
     As is customary in the home building industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.
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
     A decline in mortgage rates generally increases the demand for home loans as borrowers refinance. An increase in mortgage rates generally results in a decrease in the demand for home loans and a corresponding decrease in the level of refinancing activity. If mortgage rates increase, they could negatively affect our volume of refinanced home loans and our results of operations.
FACTORS AFFECTING MULTIPLE BUSINESS SEGMENTS
Market conditions in the sub-prime lending industry have worsened significantly, which could cause lenders to tighten qualifications for mortgages and reduce the availability of credit for some purchasers of our homes and reduce the population of potential mortgage customers.
     In spring 2007, the mortgage markets experienced increased default levels at a number of lenders holding “sub-prime mortgages” as a result of the downturn in the housing market and other conditions. In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of loan documentation and credit requirements for the loan programs these borrowers accessed. This event created a broader mortgage market disruption that will likely delay any general improvement in of the housing market. Among other things, perceived deterioration in credit quality among sub-prime borrowers has caused lenders to tighten their underwriting requirements for sub-prime and other mortgage loans in order to mitigate their credit risks. Tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of our homes. These developments caused, and may continue to cause, a reduction in the number of available mortgage loan programs and an increase in foreclosed homes in the market. These developments may also cause a more long-term increase in credit quality requirements, including higher down payment requirements that may reduce mortgage loan demand or home demand, which could have a material adverse effect on our business or results of operations.
Our income tax provision and other tax reserves may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our position.
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
     Our ability to continue to grow our business and operations in a profitable manner depends to a significant extent upon our ability to access capital on favorable terms. At the present time, our access to capital is enhanced by the fact that our senior debt securities have an investment-grade credit rating from each of the principal credit rating agencies. If we were to lose our investment-grade credit rating for any reason, it may become more difficult and costly for us to access the capital that is required in order to implement our business plans and achieve our growth objectives.
     In addition, a long-term or serious disruption in the capital markets could make it more difficult or more expensive for us to raise capital for use in our business, for our customers to obtain home loans or for us to sell loans originated by our Financial Services segment. Further, a reduction of the positive spread between the rate at which we can borrow and the rate at which we can lend could hurt our ability to profit from our loan origination businesses.
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
     Certain information included in this Report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, as amended. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. Such statements include information related to anticipated operating results, financial resources, changes in interest rates, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized by our investment in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new neighborhoods, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and contractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, the completion of and effects from planned transactions and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public.
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
     All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     In addition to land held as inventory in connection with our residential construction activities, we own the following properties:
     Home Building owns property in Phoenix, Arizona; Albemarle, North Carolina; Plant City, Florida; Hesperia, California and Prosper, Texas. These properties consist of office and warehouse space used to support our business. Home Building also owns smaller parcels of land in rural areas of Ohio, Pennsylvania and Florida. Situated on this land are sales offices for its Wayne Homes “on-your-lot” market segment.
     In addition to land we own and use in our operations, we lease office space under operating leases in the markets in which we operate throughout the United States. For additional information on our operating leases, see Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
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
     In January 2003, we received a request for information from the United States Environmental Protection Agency, the EPA, pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building’s operations at 30 neighborhoods. Home Building has provided the requested information and the United States Department of Justice, which we refer to as the Justice Department, acting on behalf of the EPA, has asserted that some of these and certain other neighborhoods have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building believes it has defenses to the allegations made by the EPA and is exploring methods of settling this matter. In any settlement, the Justice Department will want Centex to pay civil penalties and sign a consent decree affecting Centex’s storm water pollution prevention practices at construction sites.
     We previously reported the filing of a purported class action in August 2006 against the administrative committee of our profit sharing plan, Centex and certain of our current and former directors and officers in federal court in Dallas, Texas. The plaintiffs alleged breaches of fiduciary duty and violations of the Employee Retirement Income Security Act of 1974 in connection with investments by the profit sharing plan in shares of our common stock. In May 2007, the case was settled and dismissed, without any material amount being paid by us.
     We do not believe that the above matters will have a material impact on our consolidated results of operations or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is an alphabetical listing of our executive officers as of May 11, 2007, as such term is defined under the rules and regulations of the SEC. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving at the pleasure of the Board of Directors until a successor has been elected and qualified. There is no family relationship among any of these officers.

Name	Age	Positions with Centex or Business Experience
David L. Barclay	54	President, Western Region, of Centex Real Estate Corporation (since April 2007); Co-President and Co-Chief Operating Officer (West Operating Region) of Centex Real Estate Corporation from March 2006 to April 2007; Executive Vice President – West Coast Region of Centex Real Estate Corporation from May 2002 to March 2006; President – Northern California Division of Centex Real Estate Corporation from June 1996 to May 2002

Joseph A. Bosch	49	Senior Vice President – Human Resources since July 2006; Senior Vice President – Human Resources at Tenet Healthcare Corporation from August 2004 to June 2006; Chief People Officer at Pizza Hut, a unit of YUM! Brands, Inc. from June 1997 to July 2004

Timothy R. Eller	58	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of Centex Corporation (Chairman of the Board and Chief Executive Officer since April 2004; President and Chief Operating Officer since April 2002); Executive Vice President of Centex Corporation from August 1998 to April 2002; Chairman of the Board of Centex Real Estate Corporation from April 1998 to April 2003, and since April 2006; Chief Executive Officer of Centex Real Estate Corporation from July 1991 to April 2002, and since April 2006; President and Chief Operating Officer of Centex Real Estate Corporation from January 1990 to May 1996

Mark D. Kemp	45	Senior Vice President and Controller of Centex Corporation since September 2004; interim Chief Financial Officer from June 2006 to October 2006; Vice President and Controller of Centex Corporation from December 2002 to September 2004; Partner and employee at Arthur Andersen LLP from December 1983 to August 2002

Catherine R. Smith	43	Executive Vice President and Chief Financial Officer of Centex Corporation since October 2006; Executive Vice President and Chief Financial Officer of Kennametal, Inc. from April 2005 to October 2006; Executive Vice President and Chief Financial Officer of Bell Systems, a business segment of Textron, Inc., from October 2003 to April 2005; various financial positions including Vice President and Chief Financial Officer of the Intelligence and Information Systems business segment of Raytheon Company from August 1986 to September 2003

Robert S. Stewart	53	Senior Vice President – Strategy and Corporate Development of Centex Corporation since April 2005; Senior Vice President – Strategic Planning and Marketing from May 2000 to March 2005; Employee at the Weyerhaeuser Company from March 1977 to May 2000, during which time he held a range of key management positions, including positions in strategic planning

Brian J. Woram	46	Senior Vice President, Chief Legal Officer, General Counsel and Assistant Secretary of Centex Corporation (Secretary from December 2004 to March 2005); Senior Vice President, General Counsel and Assistant Secretary of Centex Real Estate Corporation from September 1998 to December 2004

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Stock Prices and Dividends

	Year Ended March 31, 2007			Year Ended March 31, 2006
	Price			Price
	High	Low	Dividends	High	Low	Dividends
Quarter
First	$64.62	$44.13	$.04	$73.11	$55.10	$.04
Second	$55.70	$42.90	$.04	$79.66	$61.58	$.04
Third	$58.42	$48.34	$.04	$76.44	$58.13	$.04
Fourth	$56.45	$40.41	$.04	$79.40	$61.40	$.04
The principal market for our common stock is the New York Stock Exchange (ticker symbol CTX). The approximate number of record holders of our common stock at May 9, 2007 was 2,996.
The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is reported in Note (K), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements.
Share Repurchases
     We periodically repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended March 31, 2007:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under
	Shares Purchased	Paid Per Share	Announced Plan	the Plan
Period
January 1-31	—	$—	—	9,399,700
February 1-28	—	$—	—	9,399,700
March 1-31	10,311	$41.78	—	9,399,700

Total (1)	10,311	$41.78	—

(1)	The 10,311 shares repurchased for the quarter ended March 31, 2007 represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.
     On May 11, 2006, the Company’s Board of Directors authorized the repurchase of 12 million shares. Purchases are made in the open market or in block purchases, and such transactions may be effected from time to time or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date, and the Board of Directors has authorized all shares repurchased.
Performance Graph
     The following graph compares the yearly change in the cumulative total stockholder return on Centex common stock during the five fiscal years ended March 31, 2007 with the S&P 500 Index and the S&P Home Building Index.
     The comparison assumes $100 was invested on March 31, 2002 in Centex common stock and in each of the foregoing indices, and assumes reinvestment of dividends in the form of cash or property. This graph is not intended to forecast the future performance of our common stock and may not be indicative of such future performance.

     On January 30, 2004, Centex spun-off shares of common stock and Class B common stock of Eagle Materials Inc. f/k/a Centex Construction Products, Inc., which we refer to as Construction Products, to its stockholders. For each share of Centex common stock owned, stockholders received 0.044322 shares of Construction Products common stock and 0.149019 shares of Construction Products Class B common stock. On June 30, 2003, Centex spun-off its stock in Cavco Industries, Inc. to its stockholders. For each share of Centex common stock owned, stockholders received 0.05 shares of Cavco. On the respective distribution dates, this number of shares had a public market value of $4.32, $8.13 and $0.97, respectively. For purposes of the following graph, it is assumed that each share of Construction Products and Cavco received in the distribution was immediately sold for its market value and the proceeds reinvested in additional shares of Centex common stock. The value of Centex common stock at March 31, 2007 therefore includes the value of the spin-off shares but not the separate performance of those securities since the respective dates of the spin-offs.
Centex Corporation

	2002	2003	2004	2005	2006	2007
Centex Corporation	$100	$105	$223	$237	$257	$174
S&P500 Index	$100	$75	$102	$108	$121	$136
S&P HB Index	$100	$105	$224	$281	$309	$212

ITEM 6. SELECTED FINANCIAL DATA
Summary of Selected Financial Data (Unaudited) (1)

(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2007	2006	2005	2004	2003
Revenues	$12,014,567	$12,851,864	$9,934,282	$8,159,819	$6,509,763
Earnings (Loss) from Continuing Operations (2)	$(11,780)	$1,207,089	$885,808	$693,871	$462,296
Net Earnings	$268,366	$1,289,313	$1,011,364	$827,686	$555,919
Stockholders’ Equity	$5,112,269	$5,011,658	$4,280,757	$3,050,225	$2,657,846
Net Earnings as a Percentage of Average Stockholders’ Equity	5.3%	27.8%	27.6%	29.0%	23.3%
Total Assets	$13,205,759	$21,364,999	$20,011,079	$16,077,260	$11,639,707
Deferred Income Tax Assets	$489,814	$237,021	$187,427	$103,920	$124,151
Total Long-term Debt, Consolidated	$3,962,618	$3,915,027	$3,160,047	$2,456,749	$2,024,953
Debt (with Financial Services reflected on the equity method) (3)	$3,904,425	$3,982,193	$3,107,917	$2,317,749	$2,024,953
Financial Services’ Debt	1,663,040	2,077,215	1,695,855	1,676,718	204,147

Total Debt, Consolidated	$5,567,465	$6,059,408	$4,803,772	$3,994,467	$2,229,100

Capitalization (with Financial Services reflected on the equity method and excluding lot option minority interest) (3) (4)	$9,039,760	$9,031,515	$7,429,058	$5,369,255	$4,683,107
Financial Services Capitalization (4)	1,825,467	2,742,764	2,314,465	2,194,533	585,554
Lot Option Minority Interest (4)	152,936	492,096	415,413	332,668	—
Consolidating Eliminations	(161,492)	(664,376)	(617,248)	(516,280)	(379,671)

Total Capitalization, Consolidated	$10,856,671	$11,601,999	$9,541,688	$7,380,176	$4,888,990

Debt as a Percentage of Capitalization (4) With Financial Services reflected on the equity method and excluding lot option minority interest (3)	43.2%	44.1%	41.8%	43.2%	43.2%
Consolidated	51.3%	52.2%	50.3%	54.1%	45.6%
Per Common Share Earnings (Loss) from Continuing Operations Per Share – Basic (2)	$(0.10)	$9.51	$7.08	$5.63	$3.80
Earnings (Loss) from Continuing Operations Per Share – Diluted (2)	$(0.10)	$9.09	$6.69	$5.36	$3.67
Net Earnings Per Share – Basic	$2.23	$10.16	$8.08	$6.71	$4.57
Net Earnings Per Share – Diluted	$2.23	$9.71	$7.64	$6.40	$4.41
Cash Dividends	$0.16	$0.16	$0.16	$0.10	$0.08
Book Value Based on Shares Outstanding at Year End	$42.61	$41.04	$33.51	$24.87	$21.84

Average Shares Outstanding
Basic	120,537,235	126,870,887	125,226,596	123,382,068	121,564,084
Diluted	120,537,235	132,749,797	132,397,961	129,392,821	126,116,312

Stock Prices
High	$64.62	$79.66	$66.14	$58.40	$29.60
Low	$40.41	$55.10	$39.94	$26.78	$19.16

(1)	The selected financial data presented in this table, excluding stock prices for the periods covered by the financial statements included in this Report and all prior periods, have been derived from our audited financial statements and adjusted to reflect Construction Services (sold in March 2007), Home Equity (sold in July 2006), International Homebuilding (sold in September 2005), Construction Products (spun off in January 2004) and Manufactured Homes (spun off in June 2003) as discontinued operations.

(2)	Earnings (Loss) from Continuing Operations are Before Cumulative Effect of a Change in Accounting Principle adopted in fiscal year 2004 associated with the initial consolidation of HSF-I pursuant to the provisions of FIN 46.

(3)	Represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand alone basis; and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

(4)	Capitalization is composed of Debt, Minority Interest and Stockholders’ Equity. In the calculation of Capitalization, minority interest in fiscal years 2007, 2006, 2005 and 2004 excludes $152.9 million, $492.1 million, $415.4 million and $332.7 million, respectively, of minority interests recorded in connection with the consolidation of certain entities with which Home Building has lot option agreements. This supplemental presentation is used by management in its financial and strategic planning and allows investors to compare us to other homebuilders, which may not have similar arrangements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to help the reader gain a better understanding of our financial condition and results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     Fiscal year 2007 was a very challenging year. Our results of operations for the year ended March 31, 2007 were materially affected by continued deteriorating market conditions impacting our homebuilding operations. In recent months, the mortgage markets have also deteriorated due to elevated levels of defaults on “sub-prime mortgages” held by some lenders. This created a broader mortgage market disruption and a general tightening of mortgage underwriting guidelines that has impacted our homebuilding and mortgage lending operations. A summary of our results of operations is as follows:

	For the Years Ended March 31,
	2007	2006	2005
Revenues	$12,014,567	$12,851,864	$9,934,282

Earnings (Loss) from Continuing Operations	$(11,780)	$1,207,089	$885,808
Earnings from Discontinued Operations	280,146	82,224	125,556

Net Earnings	$268,366	$1,289,313	$1,011,364

     Revenues for the year ended March 31, 2007 decreased 6.5% to $12.0 billion as compared to the year ended March 31, 2006. Earnings (loss) from continuing operations for the year ended March 31, 2007 decreased to a loss of $11.8 million. The decrease in our revenues and the loss from continuing operations during the year ended March 31, 2007 are primarily attributable to deteriorating market conditions affecting our homebuilding operations.
     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which has directly affected our business and results of operations. We believe the principal factors that have resulted in this downturn include each of the following, the impact of which varies based upon geographic market and product segment:
•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets,

•	increased inventory of new and existing homes for sale, and

•	pricing pressures resulting from the imbalance between supply and demand.
     The decline in homebuyer demand can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general uncertainty as to whether now is the best time to buy a home. The increase in inventory of new and existing homes is in part a result of speculative investors becoming net sellers of homes rather than net buyers, as well as the inability of prospective buyers of new homes to sell their existing homes. The decrease in affordability of housing in selected markets reflects significant price appreciation in those markets over the past several years.
     These deteriorating market conditions materially impacted our operating results as compared to the prior year and are primarily attributable to the following adverse developments in our homebuilding operations:
•	a $857.4 million decrease in homebuilding revenues, net of discounts,

•	a $324.8 million increase in write-offs of land deposits and pre-acquisition costs,

•	$323.9 million in impairments to land under development, and

•	$124.5 million in our share of joint ventures’ impairments and our decision to exit one joint venture .
     In addition, customer cancellations in our homebuilding operations continue to be significantly higher than historic levels, which have resulted in declines in sales orders (net of cancellations) of our homes in a majority of markets. For the years ended March 31, 2007 and 2006, cancellation rates were 35.5% and 25.2%, respectively. Our homebuilding operations have also experienced a significant decline in operating margin primarily attributable to discounts and sales incentives and other actions taken in response to local market conditions, which were not offset by commensurate cost reductions. As a percentage of revenues, closing and financing costs have increased from 1.6% to 3.0% and sales commissions have increased from 3.7% to 4.2%. In addition, customer discounts increased to 7.1% of housing revenues for the year ended March 31, 2007, up from 2.6% for fiscal year 2006.
     Financial Services’ operating results for the year ended March 31, 2007 were relatively unchanged as compared to the prior year. Several factors contributed to Financial Services’ ability to balance the negative impact of the unfavorable market conditions discussed above:
•	an increase in the percentage of mortgage loans provided to Home Building’s customers from 75% to 80%,

•	while the total number of originated mortgage loans decreased, primarily as a result of a decrease in Retail mortgage loans originated, the average originated mortgage loan size increased,

•	average income per loan from the sale of mortgage servicing rights increased, and

•	selling, general and administrative expenses were reduced.
     These positive trends were offset by decreases in interest margin and title policy income. Recent changes in the mortgage market that have reduced the availability of certain loan programs designed for higher risk borrowers did not have a significant impact on Financial Services’ operating results for the year ended March 31, 2007. However, this shift in the mortgage market has and will continue to reduce the population of potential mortgage customers. In addition, the decline in homebuyer demand as discussed above could have a negative impact on Financial Services’ future operating results. We will continue to focus on serving our homebuilding customers and increasing operating efficiencies provided by the origination of Retail loans.
     We expect that our business and results of operations will continue to be affected by the current downturn in U.S. housing markets, at least for the near term. Further deterioration in market conditions would result in declines in sales of our homes, accumulation of unsold inventory and margin deterioration, as well as potential additional impairments and write-offs of deposits and pre-acquisition costs. We believe the long-term fundamentals that support homebuyer demand remain solid and the current market conditions will moderate over time; however, we cannot predict the duration and severity of the current market conditions. We have adjusted our operations in response to market conditions by reducing our unsold inventory, generating cash from operations, lowering our costs and reducing our land position. Our unsold inventory has decreased from 5,823 units as of March 31, 2006 to 4,909 units as of March 31, 2007. Our cost reduction initiatives include pursuing a reduction in costs from our suppliers and contractors.
     During the year ended March 31, 2007, we generated approximately $950 million in cash flows from operating activities and increased our unrestricted cash position as of March 31, 2007 to approximately $880 million. As further discussed below, in fiscal 2007, we disposed of Centex Construction Group, Inc., which we refer to as Construction Services, and Centex Home Equity Company, LLC, which we refer to as Home Equity, consistent with our strategy to focus on our core homebuilding operations and related activities.
     On March 30, 2007, we sold Construction Services to an unrelated third party and received $344.8 million in cash, net of related expenses and as adjusted for the estimated settlement of post-closing adjustments. In connection with the sale, all intercompany accounts with Construction Services were repaid and settled. Prior to the sale of Construction Services, cash generated by the operations of Construction Services was frequently used to finance the operations of our other businesses. After the sale of Construction Services, we no longer have access to this source of internal financing.
     On July 11, 2006, we sold Home Equity to an unrelated third party and received $518.5 million in cash, net of related expenses and as adjusted for the settlement of post-closing adjustments, which includes the repayment of certain intercompany amounts. The purchase price consisted of a payment based on the book value of the company, plus a premium calculated in accordance with agreed upon formulas and procedures.
     For additional information regarding the sales of Construction Services and Home Equity, refer to Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006
HOME BUILDING
     The reduction in our portfolio of businesses has resulted in changes in our internal organization. As a result of the recent changes in our organization, we have determined that our reporting segments have also changed. All prior year segment information has been revised to conform to the current year presentation.
     Within our homebuilding operations, we have determined that our operating segments are our divisions, which have been aggregated into seven reporting segments. Home Building consists of the following reporting segments: East, Southeast, Central, Texas, Northwest, Southwest and Other homebuilding.
     In connection with the change in our reporting segments at March 31, 2007, we have reclassified certain general and administrative expenses from Home Building to our Other reporting segment to be consistent with the structure of our internal organization. Prior period amounts have been reclassified to conform to the current year presentation.
     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2007 (dollars in thousands except per unit data and lot information):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Revenues – Housing	$11,014,975	(7.6%)	$11,920,634	32.3%
Revenues – Land Sales and Other	399,852	13.7%	351,569	(0.3%)
Cost of Sales – Housing	(8,599,465)	1.7%	(8,458,995)	30.4%
Cost of Sales – Land Sales and Other	(1,044,455)	251.7%	(296,938)	13.6%
Selling, General and Administrative Expenses	(1,523,001)	0.4%	(1,517,439)	33.7%
Earnings (Loss) from Unconsolidated Entities and Other (1)	(42,553)	(149.5%)	85,998	25.0%

Operating Earnings (2)	$205,353	(90.2%)	$2,084,829	34.9%

Operating Earnings as a Percentage of Revenues:
Housing Operations (3)	8.1%	(8.2)	16.3%	0.9
Total Homebuilding Operations	1.8%	(15.2)	17.0%	0.5

(1)	Earnings (Loss) from Unconsolidated Entities and Other includes our share of joint ventures’ impairments and our decision to exit one joint venture.

(2)	Operating earnings represent Home Building’s earnings exclusive of certain corporate general and administrative expenses.

(3)	Operating earnings from housing operations is a non-GAAP financial measure, which we believe is useful to investors for the reasons described in our previous reports filed with the SEC, including our Current Report on Form 8-K filed on January 23, 2007. Operating earnings from housing operations is equal to Housing Revenues less Housing Cost of Sales and Selling, General and Administrative Expenses, all of which are set forth in the tables above.

	For the Years Ended March 31,
	2007		2006
		Change		Change
Units Closed
East	6,720	(5.6%)	7,116	25.4%
Southeast	5,374	(16.4%)	6,426	32.0%
Central	4,789	(19.8%)	5,971	6.8%
Texas	7,083	2.7%	6,899	11.8%
Northwest	4,709	2.8%	4,580	22.5%
Southwest	6,209	(8.5%)	6,786	20.9%
Other homebuilding	901	(38.0%)	1,454	(15.8%)

	35,785	(8.8%)	39,232	17.5%

Average Revenue Per Unit
East	$324,286	(4.3%)	$338,778	14.5%
Southeast	$300,105	3.4%	$290,275	11.2%
Central	$216,737	(0.4%)	$217,665	1.1%
Texas	$158,775	6.2%	$149,452	5.9%
Northwest	$444,113	(4.3%)	$463,931	15.4%
Southwest	$424,323	1.9%	$416,274	9.5%
Other homebuilding	$371,255	48.2%	$250,486	26.3%
Total Home Building	$307,810	1.3%	$303,850	12.6%
Revenues
     Housing revenues decreased for the year ended March 31, 2007 as compared to fiscal year 2006 primarily due to decreases in units closed. For the year ended March 31, 2007, average revenue per unit (which is net of customer discounts) increased slightly as a result of price increases being largely offset by increases in discounts and pricing pressure experienced in many of our markets. Customer discounts increased to 7.1% of housing revenues for the year ended March 31, 2007, up from 2.6% for fiscal year 2006. For the year ended March 31, 2007, our closings declined when compared to the prior year as a result of decreases in sales orders caused principally by increased cancellations and decreased customer traffic. This decrease in closings is a direct result of the challenging market conditions as outlined in the Executive Summary above.
     Revenues from land sales and other increased 13.7% to $399.9 million for the year ended March 31, 2007 as compared to the prior year. The timing and amount of land sales vary from period to period based on several factors, including changes in the projected needs of our homebuilding operations and the location, size, availability and desirability of the land we own in each market. The execution of our capital management strategy results in sales of parcels of land from time to time. In addition, our resort and second home operations sell land in the normal course of conducting their operations. Based on current market conditions, we have increased our land sales in an effort to address our oversupply of land in certain markets.
     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below.

	For the Years Ended March 31,
	2007		2006
		Change		Change
Average Operating Neighborhoods (1)	687	9.7%	626	6.3%
Closings Per Average Neighborhood	52.1	(16.9%)	62.7	10.6%

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold .
     The increase in average operating neighborhoods for the year ended March 31, 2007 is a result of closing out of neighborhoods at a slower rate as compared to the prior year due to a deceleration in sales. For the year ended March 31, 2007, we opened 224 new neighborhoods and closed out of 199 neighborhoods. For the year ended March 31, 2006, we opened 340 new neighborhoods and closed out of 278 neighborhoods.

Operating Margins
     Homebuilding operating margins (consisting of operating earnings or loss as a percentage of revenues) declined to 1.8% for the year ended March 31, 2007 as compared to 17.0% for the year ended March 31, 2006. The decrease in homebuilding operating margins as compared to the prior year is primarily attributable to the following factors: (1) decreases in revenues, (2) an increase in write-offs of land deposits and pre-acquisition costs, (3) impairments to land under development, and (4) our share of joint ventures’ impairments and our decision to exit one joint venture. The losses from joint ventures are the primary cause of the significant decrease in earnings from unconsolidated entities and other when compared to the prior year.
     Homebuilding operating margins were significantly impacted by a $747.5 million increase in “cost of sales – land sales and other.” We periodically reassess our land holdings, including our lot options, and evaluate potential market opportunities while taking into consideration changing market conditions and other factors. During the year ended March 31, 2007, and in particular the third and fourth quarters, we determined it was probable we would not exercise certain lot option contracts, which resulted in a write-off of certain deposits and pre-acquisition costs. These determinations were made in light of increased housing inventory, a decline in homebuyer demand, increased cancellations and deteriorating market conditions in the homebuilding industry. The deteriorating market conditions have also resulted in significant land impairments.
     In connection with our quarterly neighborhood assessments, during the quarter ended March 31, 2007, we reviewed approximately 1,200 housing projects and land investments for potential impairments. Approximately 1,060 of these housing projects are owned land positions that are either designated as active neighborhoods or are under development and are not considered active neighborhoods. The remaining 140 housing projects represent controlled land positions approved for purchase. During fiscal year 2007, we recorded impairments on 83 neighborhoods and land investments. Also during fiscal year 2007, we wrote off deposits and pre-acquisition costs related to 226 option contracts, resulting in 259 outstanding option contracts and deposits (including contracts in the due diligence process) at March 31, 2007. The following tables summarize Home Building’s write-offs of deposits and pre-acquisition costs and impairments included in “cost of sales-land sales and other” (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
	Impairments	Write-offs	Impairments	Write-offs
East	$63,023	$58,886	$—	$7,217
Southeast	51,321	30,286	—	3,544
Central	30,440	39,105	—	5,190
Texas	3,502	522	—	506
Northwest	61,119	66,845	—	8,175
Southwest	104,296	162,165	—	9,627
Other homebuilding	10,212	2,190	—	896

	$323,913	$359,999	$—	$35,155

     We will continue to assess our land holdings considering the challenging market conditions. Continued deterioration in demand and market conditions could result in a decision to not exercise additional lot option contracts and a reevaluation of our land holdings, which may result in additional write-offs and impairments. In addition, we could incur additional losses and impairments through our joint ventures. Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (C), “Inventories,” of the Notes to the Consolidated Financial Statements for additional details on our land holdings.

     Operating margins also decreased due to increases in operating segments’ selling, general and administrative expenses as a percentage of revenues. Selling, general and administrative expenses increased for the year ended March 31, 2007 due to increases in advertising, marketing and sales commissions to stimulate sales in light of current housing industry conditions as outlined below. This increase in selling-related expenses was offset by decreases in compensation and benefit costs, including bonuses and profit sharing. The following table summarizes Home Building’s selling, general and administrative expenses (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Compensation and Benefits	$630,587	(11.6%)	$713,514	29.2%
Sales Commissions	464,469	6.7%	435,413	33.4%
Advertising and Marketing	199,488	18.6%	168,156	34.6%
Other	228,457	14.0%	200,356	52.1%

Selling, General and Administrative Expenses	$1,523,001	0.4%	$1,517,439	33.7%

SG&A as a Percentage of Revenues	13.3%	0.9	12.4%	0.3
Sales Orders, Backlog Units and Land Holdings
     The following tables summarize sales orders and backlog units:

	For the Years Ended March 31,
	2007		2006
		Change		Change
Sales Orders (in Units)
East	5,495	(19.7%)	6,840	6.4%
Southeast	3,425	(39.9%)	5,703	(6.9%)
Central	4,271	(24.2%)	5,636	5.4%
Texas	6,914	(1.1%)	6,994	7.5%
Northwest	4,300	(6.5%)	4,597	9.2%
Southwest	4,539	(36.9%)	7,196	17.3%
Other homebuilding	105	(90.1%)	1,064	(41.0%)

	29,049	(23.6%)	38,030	4.0%

Sales Per Average Neighborhood	42.3	(30.4%)	60.8	(2.1%)

	As of March 31,
	2007		2006
		Change		Change
Backlog Units
East	1,848	(39.9%)	3,073	(8.2%)
Southeast	1,519	(56.2%)	3,468	(17.3%)
Central	1,744	(22.9%)	2,262	(12.9%)
Texas	2,020	(7.7%)	2,189	4.5%
Northwest	1,805	(18.5%)	2,214	0.8%
Southwest	1,503	(52.6%)	3,173	14.8%
Other homebuilding	212	(79.0%)	1,008	(27.9%)

	10,651	(38.7%)	17,387	(6.5%)

     For the year ended March 31, 2007, sales orders declined in all of the regions in which we do business with significant declines in most regions and more moderate declines in the Texas and Northwest regions. These declines led to a significant decrease in backlog in substantially all regions. We expect that the decreases in sales orders in fiscal year 2007 will significantly reduce our closings in the near term.
     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders and backlog are a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets, increased inventory of new and existing homes for sale, and pricing pressures resulting from the imbalance between supply and demand. These factors are evidenced by lower customer traffic and increased cancellation rates. For the year ended March 31, 2007 and 2006, cancellation rates were 35.5% and 25.2%, respectively.
     In light of the challenging market conditions, our strategy in fiscal year 2007 was to focus on increasing our inventory turns and generating cash. As a result, we increased advertising costs, sales commissions and sales incentives to help stimulate sales orders and sell our existing inventory. We also curtailed housing starts so that we could reduce our speculative inventory. We have also taken the necessary steps to reduce our land position. The following table summarizes our land position as of March 31, 2007 and 2006:

	As of March 31,
	2007			2006
				Lots
	Lots Owned	Lots Controlled	Total Lots	Owned	Lots Controlled	Total Lots
East	18,604	25,829	44,433	20,036	49,421	69,457
Southeast	25,485	7,113	32,598	26,570	38,227	64,797
Central	8,851	5,303	14,154	10,793	15,994	26,787
Texas	16,113	10,405	26,518	18,823	12,774	31,597
Northwest	10,388	6,224	16,612	11,286	28,451	39,737
Southwest	14,694	6,755	21,449	17,986	38,827	56,813
Other homebuilding	4,176	80	4,256	3,334	3,199	6,533

	98,311	61,709	160,020	108,828	186,893	295,721

Change	(9.7%)	(67.0%)	(45.9%)	12.3%	11.0%	11.5%
     We decreased our total land position every quarter during fiscal year 2007 with the most pronounced declines occurring in lots controlled. The decrease in our land position for the year ended March 31, 2007 is a result of our decision to decelerate land purchases and new lot option arrangements, as well as our determination that it was probable we would not acquire certain existing lots controlled under option agreements. We expect our total land position owned or controlled under option agreements at March 31, 2007 to provide land for approximately 98%, 85% and 64% of estimated closings for fiscal years 2008, 2009 and 2010, respectively, based on our current closing projections. Included in our total land position are 4,914 and 21,412 lots controlled through joint venture arrangements as of March 31, 2007 and 2006, respectively. We have completed due diligence on 27,972 lots of the 61,709 lots we control (including certain of such lots controlled through joint ventures). Generally, lots where we have completed due diligence have more substantial deposits and pre-acquisition costs incurred, and the deposits are non-refundable. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to take the necessary steps to reduce our land position.

Regional Discussion
     Changes in revenues and operating earnings for our homebuilding reporting segments are outlined in the table below:

	For the Years Ended March 31,
	2007		2006
		Change		Change
Revenues
East	$2,255,702	(7.7%)	$2,444,433	38.3%
Southeast	1,686,003	(15.0%)	1,983,837	45.9%
Central	1,048,883	(19.9%)	1,310,039	7.3%
Texas	1,154,702	8.6%	1,063,379	21.2%
Northwest	2,121,669	(1.0%)	2,143,852	40.2%
Southwest	2,730,392	(3.9%)	2,841,081	28.7%
Other homebuilding	417,476	(14.0%)	485,582	22.0%

	$11,414,827	(7.0%)	$12,272,203	31.1%

Operating Earnings (Loss)
East	$151,821	(66.2%)	$449,587	45.2%
Southeast	108,902	(70.9%)	373,908	71.6%
Central	(54,231)	(162.0%)	87,477	(30.9%)
Texas	93,209	9.3%	85,284	23.6%
Northwest	112,824	(77.3%)	496,764	46.1%
Southwest	(179,995)	(134.5%)	521,324	18.5%
Other homebuilding	(27,177)	(138.6%)	70,485	67.2%

	$205,353	(90.2%)	$2,084,829	34.9%

East
     Revenues decreased 7.7% primarily due to a 5.6% decrease in units closed when compared to fiscal year 2006. The largest decrease in unit closings occurred in the New Jersey and Washington D.C. markets. The decrease in unit closings experienced in the New Jersey and Washington D.C. markets were partially offset by increases in unit closings in the North Carolina markets. Sales orders in New Jersey and Washington D.C. markets also decreased 32.2% and 27.5% as compared to the prior year. The sales orders decrease in the Washington D.C. market can primarily be attributed to a 30.1% cancellation rate versus 19.1% in the prior year. Discounts as a percentage of revenues in the East region increased from 2.2% in fiscal year 2006 to 6.0% in fiscal year 2007.
     Operating earnings decreased $297.8 million as compared to the prior year primarily due to declines in operating earnings in the Washington D.C. and New Jersey markets where earnings decreased 124.4% and 84.0%, respectively, versus the prior year. The primary factors that led to the decrease in operating earnings in the Washington D.C. and New Jersey markets were decreases in housing margins resulting from additional discounts and sales incentives offered in these markets to stimulate sales orders. In addition, we recorded $94.9 million of land impairments and write-offs of pre-acquisition costs in the Washington D.C. market.
Southeast
     Revenues decreased 15.0% when compared to fiscal year 2006. All markets in the Southeast region experienced double-digit percentage decreases in revenues except for the Nashville and West Florida markets. The decrease in revenues for the Southeast region is primarily due to a 16.4% decrease in closings as compared to the prior year, offset slightly by a 3.4% increase in average revenue per unit. The decrease in closings is the result of a 39.9% decrease in sales orders versus the prior year. We experienced double-digit percentage decreases in sales orders in all markets in the Southeast region. The primary factor contributing to the decrease in sales orders was the increase in cancellation rates from 24.7% in fiscal year 2006 to 40.6% in fiscal year 2007.
     Operating earnings for the region decreased $265.0 million as compared to the prior year. The most pronounced declines in operating earnings were experienced in the Southwest and Southeast Florida markets, which totaled 70.9% of the decrease. The decrease in operating earnings in the Southeast Florida market is partially the result of $52.0 million in land impairments and write-offs of pre-acquisition costs.

Central
     Revenues decreased 19.9% primarily due to a 19.8% decrease in units closed as compared to the prior year. The Indianapolis market was the only market within the Central region to experience increases in revenues and closings. All markets within the Central region experienced double-digit percentage decreases in sales orders when compared to fiscal year 2006, with the most pronounced decline in the Columbus market at 43.8%. Despite an increase in discounts from 4.5% in the prior year to 7.6% in the current year, average revenue per unit held relatively stable, with only a 0.4% decrease over the prior year.
     Operating earnings decreased $141.7 million when compared to fiscal year 2006. The Detroit, Minnesota and Illinois markets combined for a total of 88.9% of the total decrease in operating earnings. The decrease in operating earnings in the Detroit, Minnesota and Illinois markets is partially the result of a $59.4 million increase in land impairments and write-offs of pre-acquisition costs.
Texas
     Revenues increased 8.6% as compared to the prior year primarily due to revenue increases in the San Antonio and Central Texas markets of 39.3% and 23.2%, respectively, partially offset by a decrease in the Dallas/Fort Worth market. The increase in revenues can be attributed to a 6.2% increase in average revenue per unit. All markets within the Texas region experienced increases in average revenue per unit with the largest increases in the San Antonio and Houston markets.
     Operating earnings increased $7.9 million as compared to fiscal year 2006. The increase in operating earnings is primarily due to an increase in housing margin in all markets in the Texas region except for the Dallas/Fort Worth market. The Texas region has not been as affected by the challenging market conditions experienced in other regions, which we believe is reflective of the moderate growth rates experienced in this region in prior years.
Northwest
     Revenues decreased 1.0% as compared to the prior year. Double-digit percentage decreases in revenues experienced in the Reno, Denver and Sacramento markets were largely offset by double-digit percentage increases in the Seattle and Central Valley markets. Closings increased 2.8% in the Northwest region, but were more than offset by an increase in discounts as a percentage of revenues from 2.6% to 8.7% in fiscal year 2007.
     Operating earnings decreased $383.9 million when compared to fiscal year 2006. The primary contributors to the decrease in operating earnings in the Northwest region were a decrease in housing margin and an increase in land impairments and write-offs of pre-acquisition costs of $119.8 million as compared to the prior year. In addition, we recorded $79.4 million in our share of joint ventures’ impairments in the Sacramento market in fiscal year 2007. Hawaii, Seattle and Portland were the only markets within the Northwest region to experience slight to moderate increases in housing margin and operating earnings.
Southwest
     Revenues decreased 3.9% primarily due to an 8.5% decrease in units closed. The largest decreases in units closed occurred in the Southern California markets, but were partially offset by an increase in units closed in the Inland Empire market. Overall, average revenue per unit increased 1.9% for the region despite increases in discounts as a percentage of revenue from 1.5% in fiscal year 2006 to 6.8% in fiscal year 2007. In addition, sales orders decreased 36.9% as compared to the prior year. All markets within the Southwest region experienced double-digit percentage decreases in sales orders, and cancellation rates have averaged 45.3% in fiscal year 2007 versus 26.7% in fiscal year 2006.
     Operating earnings decreased $701.3 million when compared to fiscal year 2006. All markets within the Southwest region experienced decreases in operating earnings with the exception of the New Mexico market. The most significant decreases were experienced in the Southern California and Las Vegas markets. The decreases in operating earnings in Southern California and Las Vegas markets can be attributed to decreases in housing margin and increases in land impairments and write-offs of pre-acquisition costs. Land impairments and write-offs of pre-acquisition costs in our Southern California and Las Vegas markets totaled $215.9 million. In addition, we recorded $45.1 million in our share of joint ventures’ impairments and our decision to exit one joint venture in the Southern California Coastal market in fiscal year 2007.

Other homebuilding
     Other homebuilding is primarily comprised of certain operating segments that are not part of our long-term strategy. The projects in these operating segments will be built out and liquidated. None of the operating segments included in Other homebuilding are significant. Additionally, certain homebuilding ancillary business and certain income and expenses that are not allocated to our operating segments are reported in this segment.
     Revenues decreased 14.0% primarily due to the wind down of our Salt Lake City and Greenville/Columbia South Carolina operations. Total revenues for these two divisions were $113.5 million in fiscal year 2006 compared to $1.1 million in fiscal year 2007. The decrease in revenues was partially offset by an increase in revenues for our resort operations in our Texas markets.
     Operating earnings decreased as additional sales incentives and discounts were used to stimulate sales activity in certain resort markets. Additionally, a $10.2 million land impairment was recorded for one of our resort projects in the Southeast Florida market.
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage lending and other related services for purchasers of homes sold by our homebuilding operations and other homebuilders, title agency services and the sale of title insurance and other insurance products, including property and casualty.
     Financial Services’ revenues and operating earnings are derived primarily from the sale of mortgage loans, together with all related servicing rights, title and other various insurance coverages, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.
     In the normal course of our activities, we carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans and interest expense on debt used to fund the mortgage loans.
     Our business strategy of selling loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and liquidity of the mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to HSF-I and investors. HSF-I is a special purpose entity for which we are the primary beneficiary and is consolidated with our Financial Services segment. HSF-I’s debt and subordinated certificates do not have recourse to us. We do not guarantee the payment of any debt or subordinated certificates of HSF-I and are not liable for credit losses relating to securitized mortgage loans sold to HSF-I.

     The following summarizes Financial Services’ results for the two-year period ended March 31, 2007 (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Revenues	$468,001	1.3%	$462,223	9.6%
Cost of Sales	(90,328)	37.1%	(65,904)	105.0%
Selling, General and Administrative Expenses	(293,143)	(6.0%)	(311,854)	6.2%

Operating Earnings	$84,530	0.1%	$84,465	(12.0%)

Operating Margin	18.1%	(0.2)	18.3%	(4.5)

Interest Margin	$31,478	(17.6%)	$38,201	(22.9%)

Average Interest Earning Assets	$1,612,851	2.4%	$1,574,856	12.8%
Average Yield	7.55%	0.94	6.61%	0.76
Average Interest Bearing Liabilities	$1,571,509	(0.2%)	$1,574,235	15.4%
Average Rate Paid	5.79%	1.61	4.18%	1.84
     Revenues for the year ended March 31, 2007 increased slightly as compared to the prior year. An increase in interest income was offset by a decrease in revenues from our title operations. Loan funding costs increased as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the increase in cost of sales and the decrease in interest margin for the year ended March 31, 2007. The decrease in selling, general and administrative expenses for the year ended March 31, 2007 is primarily the result of decreases in branch operating, branch support and sales management expenses. These reductions were partially offset by an increase in additions to the loan origination reserve. Operating margin for the year ended March 31, 2007 declined slightly since revenues only increased slightly and the increase in cost of sales was offset by a decrease in selling, general and administrative expenses.
     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services for the years ended March 31, 2007 and 2006 (dollars in thousands, except average loan size and volume):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Loan Sales to Investors
Volume (in millions)	$10,766.4	(9.1%)	$11,845.5	27.0%
Number of Loans Sold	51,170	(17.4%)	61,961	17.1%
Gain on Sale of Mortgage Loans	$164,995	0.1%	$164,804	16.3%

Loans Brokered to Third Party Lenders
Volume (in millions)	$3,353.8	(6.0%)	$3,566.3	11.1%
Number of Brokered Loans	11,005	(14.5%)	12,867	(3.5%)
Broker Fees	$65,663	(4.8%)	$69,005	(3.7%)

Average Loan Size
Loans Sold to Investors	$210,407	10.1%	$191,178	8.5%
Loans Brokered to Third Party Lenders	$304,767	10.0%	$277,166	15.1%
     The volume and number of loans sold to investors decreased for the year ended March 31, 2007 as compared to the prior year. The decreases experienced in the volume and number of these loans sold for the year ended March 31, 2007 were offset by an increase in average income received from the sale of mortgage servicing rights for each loan.

     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Years Ended March 31,
	2007		2006
		Change		Change
Open Applications — Beginning	23,219	(6.8%)	24,912	(7.1%)
New Applications	95,868	(14.4%)	112,033	3.8%
Cancelled Applications	(43,660)	1.4%	(43,043)	1.2%
Originated Loans	(57,779)	(18.3%)	(70,683)	5.0%

Open Applications — Ending	17,648	(24.0%)	23,219	(6.8%)

     The table below provides a comparative analysis of mortgage loan originations for the years ended March 31, 2007 and 2006.

	For the Years Ended March 31,
	2007		2006
		Change		Change
Origination Volume (in millions)	$13,826.0	(12.6%)	$15,827.4	21.4%
Number of Originated Loans
Builder	27,141	(0.8%)	27,364	21.5%
Retail	30,638	(29.3%)	43,319	(3.3%)

	57,779	(18.3%)	70,683	5.0%

Average Loan Size – Originated Loans	$239,740	7.1%	$223,900	15.7%
     Total originations for the year ended March 31, 2007 decreased primarily as a result of a decrease in Retail originations, which is the result of a decline in homebuyer demand and the strategic decision to reduce the number of Retail loan officers. Refinancing activity accounted for 18% and 20% of its originations for the years ended March 31, 2007 and 2006, respectively. For the years ended March 31, 2007 and 2006, Financial Services originated 80% and 75%, respectively, of the non-cash unit closings of Home Building’s customers.
     In spring 2007, the mortgage markets experienced increased default levels at a number of lenders holding “sub-prime mortgages” as a result of the downturn in the housing market and other conditions. In order to assess our financial exposure as a result of these developments, we evaluated mortgages recently originated by CTX Mortgage Company, LLC which we believe represent higher risk sub-prime mortgages. While there is not an industry-wide definition of a sub-prime loan, we used customers’ credit scores, loan-to-value ratios, and income and asset documentation as guidelines for identifying these mortgages. We concluded that these identified mortgages did not have the potential for a material impact on our operations. During our evaluation, we considered the fact that CTX Mortgage Company, LLC sells substantially all of its mortgage loans, which are not brokered to third parties to HSF-I, and that we are generally not liable for credit losses related to the mortgage loans held by HSF-I. We do, however, retain liability for representations and warranties made by us in connection with the sale of mortgages to HSF-I. Although not material for the year ended March 31, 2007, these developments could reduce the population of potential mortgage customers, and in turn, negatively impact Financial Services’ future operating results.
OTHER
     Our Other segment includes our home services operations, investment real estate operations, as well as corporate general and administrative expense and interest expense.

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Operating Loss from Home Services Operations	$(4,013)	(46.5%)	$(7,498)	(52.7%)
Operating Earnings from Investment Real Estate Operations	2,488	44.7%	1,719	(92.0%)
Corporate General and Administrative Expenses	(185,585)	(33.5%)	(279,172)	12.0%
Interest Expense	—	(100.0%)	(12,067)	(37.6%)

Operating Loss	$(187,110)	(37.0%)	$(297,018)	12.9%

     Our home services revenues increased 16.3% to $127.0 million in fiscal year 2007. This increase in revenues is the result of an expanded customer base. We had 360,000 pest defense customers as of March 31, 2007 as compared to 305,000 in the prior year. The decrease in our home services division’s operating loss for the year ended March 31, 2007 is primarily due to the increase in revenues and leverage in selling, general and administrative expenses.
     Corporate general and administrative expenses represent corporate employee compensation and benefits, professional services and other corporate costs such as investor communications, insurance, rent, utilities and travel costs. In connection with the change in our reporting segments at March 31, 2007, we reclassified Home Building corporate-related general and administrative expenses from our Home Building line of business to our Other reporting segment consistent with the structure of our internal organization. Prior period amounts have been reclassified to conform to the current year presentation. The following table summarizes our general and administrative expenses for the Other reporting segment (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Compensation and Benefits	$138,132	(37.1%)	$219,556	8.9%
Professional Services	20,170	(18.0%)	24,593	74.4%
Rent and Utilities	6,795	(0.9%)	6,854	37.4%
Travel	6,828	(30.3%)	9,795	16.7%
Other	13,660	(25.7%)	18,374	(9.1%)

General and Administrative Expenses	$185,585	(33.5%)	$279,172	12.0%

     The decrease in corporate general and administrative expenses in fiscal year 2007 is primarily related to decreases in compensation and benefits and in professional services. The decrease in compensation and benefits is a result of reductions in head count at our corporate offices and decreases in our performance-related incentive compensation.
     For further information on interest expense, see Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
     During the fiscal year ended March 31, 2007, we recorded a tax provision of $114.6 million as compared to the previous fiscal year’s tax provision of $665.2 million. Our effective tax rate for fiscal year 2007 was 111% as compared to the previous year’s effective tax rate of 36%.
     During the current fiscal year, we increased our reserve for tax contingencies (including interest and penalties, if applicable) resulting in a tax provision of $65.5 million. Excluding the effect of the adjustment to tax reserves, our effective tax rate for the twelve months was 48% as compared to 36% for the same period in the previous year. The increase in the effective tax rate primarily results from the net impact of various permanent tax differences compared to the decrease in earnings from continuing operations. Additionally, the effective tax rate for fiscal year 2007 increased as compared to the previous year due to a nonrecurring tax benefit in fiscal year 2006 of $28.1 million resulting from a payment received from the U.S. Treasury that was, effectively, a tax refund.

     As previously noted, we recorded an adjustment to our tax provision during the fiscal year ended March 31, 2007 to increase our reserve for tax contingencies. The additional reserve primarily relates to proposed Internal Revenue Service adjustments concerning the use of certain net operating losses in our 2001 through 2004 tax returns. We have recognized approximately $200 million of tax benefits related to these net operating losses in our previously filed tax returns. Our reserves for tax contingencies are based on estimates of our potential exposure with respect to the tax liabilities that may result from such audits. However, the outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. In instances when we estimate that either interest and/or penalties will be asserted and sustained by a taxing authority, penalties and interest are accrued in the financial statements (as a component of the income tax provision). We believe that our tax return positions are supported and will vigorously dispute these proposed adjustments. See Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements for additional information on tax contingencies.
DISCONTINUED OPERATIONS
     On July 11, 2006, we sold Home Equity to an unrelated third party and received $518.5 million in cash, net of related expenses and as adjusted for the settlement of post-closing adjustments, which includes the repayment of certain intercompany amounts. The purchase price consisted of a payment based on the book value of the company, plus a premium calculated in accordance with agreed upon formulas and procedures.
     On March 30, 2007, we sold Construction Services to an unrelated third party and received $344.8 million in cash, net of related expenses and as adjusted for the estimated settlement of post-closing adjustments. In connection with the sale, we will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period.
     For additional information on our discontinued operations, see Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.
Home Equity
     Discontinued operations for Home Equity are as follows (dollars in thousands):

	For the Years Ended March 31,
	2007 (1)	2006 (1)
Revenues	$171,170	$834,526
Operating (Loss) Earnings	$(42,691)	$118,198
Pre-tax Gain on Sale	$125,365	$—

(1)	Amounts include the elimination of intercompany activity related to sales from CTX Mortgage Company, LLC to Home Equity. Intercompany revenues and costs and expenses of $3,362 thousand and ($126) thousand, respectively, were eliminated.
Construction Services
     Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Years Ended March 31,
	2007 (1)		2006 (1)
		Change		Change
Revenues	$2,108,620	36.2%	$1,547,805	(11.0%)
Operating Earnings	$27,062	16.6%	$23,217	(1.3%)
Pre-tax Gain on Sale	$344,752	100.0%	$—	—

(1)	Amounts include the elimination of intersegment activity related to Construction Services’ multi-unit residential vertical construction for Home Building. Intercompany revenues and costs and expenses of $58,804 thousand and $55,183 thousand, respectively, were eliminated.
     Construction Services’ revenues are impacted by the nature and size of construction projects, the stage of completion and the construction schedule as defined by project owners. Revenues for the year ended March 31, 2007 increased as compared to the prior year primarily due to a substantial increase in backlog in prior periods resulting in a portfolio of larger jobs in terms of size from which revenue was realized. The increase in operating earnings for the year ended March 31, 2007 is primarily the result of the larger portfolio of jobs and improved job profit margins.
     After the sale of Construction Services, we remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $4.16 billion, although the risk of liability with respect to these surety bonds has declined as the relevant construction projects are performed. We estimate that $1.71 billion of work remains to be performed on these projects. In connection with certain of these surety bond obligations, we have agreed to provide certain sureties with letters of credit of up to $100 million if our public debt ratings fall below investment grade. The purchaser of Construction Services has agreed to indemnify Centex against losses relating to such surety bond obligations, including amounts drawn under any such letters of credit. We also have purchased for our benefit an additional back-up indemnity provided by a financial institution with an AA- (S&P) and Aa3 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is initially subject to a limit of $2 billion, which declines to $400 million over time and terminates in 2016.
FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005
HOME BUILDING
     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2006 (dollars in thousands except per unit data and lot information):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues – Housing	$11,920,634	32.3%	$9,007,148	22.4%
Revenues – Land Sales and Other	351,569	(0.3%)	352,593	122.7%
Cost of Sales – Housing	(8,458,995)	30.4%	(6,486,709)	20.1%
Cost of Sales – Land Sales and Other	(296,938)	13.6%	(261,394)	82.5%
Selling, General and Administrative Expenses	(1,517,439)	33.7%	(1,135,123)	24.1%
Earnings from Unconsolidated Entities and Other	85,998	25.0%	68,786	129.7%

Operating Earnings	$2,084,829	34.9%	$1,545,301	41.8%

Operating Earnings as a Percentage of Revenues:
Housing Operations	16.3%	0.9	15.4%	1.2
Total Homebuilding Operations	17.0%	0.5	16.5%	2.0

	For the Years Ended March 31,
	2006		2005
		Change		Change
Units Closed
East	7,116	25.4%	5,674	12.0%
Southeast	6,426	32.0%	4,867	5.9%
Central	5,971	6.8%	5,593	12.1%
Texas	6,899	11.8%	6,173	1.9%
Northwest	4,580	22.5%	3,740	19.8%
Southwest	6,786	20.9%	5,614	12.7%
Other homebuilding	1,454	(15.8%)	1,726	11.1%

	39,232	17.5%	33,387	10.0%

Average Revenue Per Unit
East	$338,778	14.5%	$295,980	5.9%
Southeast	$290,275	11.2%	$261,150	8.4%
Central	$217,665	1.1%	$215,297	0.4%
Texas	$149,452	5.9%	$141,167	(0.7%)
Northwest	$463,931	15.4%	$402,201	18.9%
Southwest	$416,274	9.5%	$380,252	17.4%
Other homebuilding	$250,486	26.3%	$198,254	28.6%
Total Home Building	$303,850	12.6%	$269,780	11.3%

     Revenues increased in fiscal year 2006 due to increases in closings and average revenue per unit, along with a greater mix of homes closed in markets with higher average revenue per unit. All regions experienced increases in closings except for the Other homebuilding region. All regions experienced increases in average revenue per unit.
     The increase in unit closings was reflective of an increase in average operating neighborhoods and an increase in closings per average neighborhood as outlined in the table below.

	For the Years Ended March 31,
	2006		2005
		Change		Change
Average Operating Neighborhoods	626	6.3%	589	5.6%
Closings Per Average Neighborhood	62.7	10.6%	56.7	4.2%
     The increase in average operating neighborhoods for the year ended March 31, 2006, was the result of opening 340 new neighborhoods and closing out of 278 neighborhoods.
     Operating margins improved to 17.0% for the year ended March 31, 2006 as compared to 16.5% for the year ended March 31, 2005. The increase in operating margins was reflective of an improvement in housing gross margins and a slight improvement in selling, general and administrative leverage, offset to a lesser extent by a decrease in earnings from land sales and other. Increases in average revenue per unit and continued focus on controlling direct construction costs contributed to the housing gross margin improvement. National and regional purchasing programs and local cost reduction and efficiency efforts helped partially offset increasing raw material costs experienced throughout fiscal year 2006.
     Home Building’s operating segments’ selling, general and administrative expenses increased for the year ended March 31, 2006 primarily due to increases in employee count to support neighborhood growth and increased incentive compensation reflective of the growth in operating earnings.
     Operating earnings from land sales and other decreased 40.0% to $54.7 million primarily due to lower margins on fiscal year 2006 land sales as compared to fiscal year 2005. In fiscal year 2006, we recognized an increase in losses due to the write-off of certain option deposits and pre-acquisition costs, which increase was reflective of the softening of certain markets. Our cost of land sales and other also included the write-off of development costs for neighborhoods where all or substantially all homes had already been closed.
     The timing and amount of land sales vary from period to period based on several factors, including the location, size, availability and desirability of the land we own in each market. In addition, our resort and second home operations sell land in the normal course of conducting their operations.
     The following tables summarize sales orders and backlog units:

	For the Years Ended March 31,
	2006		2005
		Change		Change
Sales Orders (in Units)
East	6,840	6.4%	6,431	14.5%
Southeast	5,703	(6.9%)	6,125	15.7%
Central	5,636	5.4%	5,346	0.5%
Texas	6,994	7.5%	6,508	4.1%
Northwest	4,597	9.2%	4,211	16.1%
Southwest	7,196	17.3%	6,137	7.8%
Other homebuilding	1,064	(41.0%)	1,804	(6.1%)

	38,030	4.0%	36,562	8.4%

Sales Per Average Neighborhood	60.8	(2.1%)	62.1	2.8%

	As of March 31,
	2006		2005
		Change		Change
Backlog Units
East	3,073	(8.2%)	3,349	29.2%
Southeast	3,468	(17.3%)	4,191	42.9%
Central	2,262	(12.9%)	2,597	(8.7%)
Texas	2,189	4.5%	2,094	19.0%
Northwest	2,214	0.8%	2,197	27.3%
Southwest	3,173	14.8%	2,763	23.3%
Other homebuilding	1,008	(27.9%)	1,398	5.9%

	17,387	(6.5%)	18,589	20.6%

     Sales orders for fiscal year 2006 were up 4.0% as compared to fiscal year 2005. The Southwest region experienced a double digit increase in sales orders in fiscal year 2006, while the Southeast and Other homebuilding regions experienced declines. Sales per average neighborhood dropped slightly from fiscal year 2005 due to moderating growth experienced in certain markets. Most of the decline in sales per average neighborhood was experienced in the second half of fiscal year 2006, and higher discounts and other sales incentives increased to sustain sales volumes. Increases in customer cancellations resulted in either declines or less rapid growth in sales orders (net of cancellations) of our homes in a number of markets. Cancellation rates increased from 22.1% in fiscal year 2005 to 25.2% in fiscal year 2006.
     The following table summarizes our land position as of March 31, 2006 and 2005:

	As of March 31,
	2006			2005
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots
East	20,036	49,421	69,457	15,828	43,437	59,265
Southeast	26,570	38,227	64,797	19,201	27,890	47,091
Central	10,793	15,994	26,787	9,520	20,569	30,089
Texas	18,823	12,774	31,597	22,292	17,617	39,909
Northwest	11,286	28,451	39,737	9,620	23,215	32,835
Southwest	17,986	38,827	56,813	16,729	28,531	45,260
Other homebuilding	3,334	3,199	6,533	3,755	7,091	10,846

	108,828	186,893	295,721	96,945	168,350	265,295

Change	12.3%	11.0%	11.5%	25.1%	45.9%	37.6%
     Our total land position increased 11.5% in fiscal year 2006 as compared to a 37.6% increase in fiscal year 2005. The decrease in our land position growth rate in fiscal year 2006 was reflective of current housing market conditions. Included in our total land position were 21,412 lots controlled through joint venture arrangements.

     Changes in revenues and operating earnings for our homebuilding reporting segments are outlined in the table below.

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues
East	$2,444,433	38.3%	$1,767,299	23.4%
Southeast	1,983,837	45.9%	1,359,364	19.1%
Central	1,310,039	7.3%	1,221,526	13.3%
Texas	1,063,379	21.2%	877,270	1.4%
Northwest	2,143,852	40.2%	1,529,474	41.5%
Southwest	2,841,081	28.7%	2,206,688	33.3%
Other homebuilding	485,582	22.0%	398,120	49.8%

	$12,272,203	31.1%	$9,359,741	24.5%

Operating Earnings
East	$449,587	45.2%	$309,673	42.7%
Southeast	373,908	71.6%	217,921	16.6%
Central	87,477	(30.9%)	126,678	2.8%
Texas	85,284	23.6%	68,996	(21.5%)
Northwest	496,764	46.1%	339,993	87.6%
Southwest	521,324	18.5%	439,882	67.0%
Other homebuilding	70,485	67.2%	42,158	40.6%

	$2,084,829	34.9%	$1,545,301	41.8%

East
     Revenues increased 38.3% primarily due to a 25.4% increase in units closed coupled with a 14.5% increase in average revenue per unit when compared to fiscal year 2005. All markets within the East region experienced double-digit percentage increases in units closed with the exception of the Raleigh Durham market. Sales orders in the region improved slightly, a 6.4% increase as compared to fiscal year 2005. The largest increases in unit sales orders were in the Hilton Head and Myrtle Beach markets. Sales per average neighborhood remained relatively flat when compared to fiscal year 2005 as cancellation rates increased from 14.0% to 17.1% in addition to increases in discounts from 1.7% to 2.2%.
     Operating earnings increased $139.9 million as compared to fiscal year 2005 primarily due to increases in operating earnings in the Washington D.C. and Myrtle Beach markets where earnings increased 31.9% and 132.4%, respectively, versus fiscal year 2005.
Southeast
     Revenues increased 45.9% when compared to fiscal year 2005. All markets in the Southeast region experienced double-digit percentage increases in revenues except for the West Florida market. The increase in revenues for the Southeast region is primarily due to a 32.0% increase in units closed coupled with an 11.2% increase in average revenue per unit when compared to fiscal year 2005. Sales orders decreased 6.9% primarily due to a 40.1% decrease in the Southwest Florida market and a 10.8% decrease in the West Florida market. Sales per average neighborhood decreased 20.3% as cancellation rates increased from 17.0% in fiscal year 2005 to 24.7% in fiscal year 2006.
     Operating earnings for the region increased $156.0 million as compared to fiscal year 2005. The most pronounced increases in operating earnings were experienced in the Southwest Florida and Orlando markets, which increased 125.4% and 184.8%, respectively. One of the factors contributing to the increase in operating earnings in the Southwest Florida market was a $23.7 million increase in earnings from land sales. All markets within the Southeast region experienced increases in housing margin except for the West Florida market.

Central
     Revenues increased 7.3% primarily due to a 6.8% increase in units closed as compared to fiscal year 2005. All markets within the Central region experienced an increase in units closed except for the Ohio and Illinois markets with the largest increase occurring in the St. Louis market. Sales orders increased 5.4% while average neighborhoods increased 12.1% when compared to fiscal year 2005, which resulted in a 6.5% decrease in sales per average neighborhood.
     Operating earnings decreased $39.2 million when compared to fiscal year 2005. With the exception of the Minnesota market, all markets within the region experienced a decrease in operating earnings. The decrease in operating earnings in the Central region can be attributed to increases in construction costs and selling, general and administrative expenses. Discounts as a percentage of revenue also increased from 2.6% to 4.5% in fiscal year 2006.
Texas
     Revenues increased 21.2% as compared to fiscal year 2005 primarily due to an 11.8% increase in units closed and a 5.9% increase in average revenue per unit. All markets within the region experienced increases in both units closed and average revenue per unit. In addition, sales orders increased 7.5% when compared to fiscal year 2005. The Dallas Fort Worth market was the only market within the Texas region to experience a decrease in both sales orders and sales per average neighborhood.
     Operating earnings increased $16.3 million as compared to fiscal year 2005. The most pronounced increase in operating earnings was in the Central Texas market.
Northwest
     Revenues increased 40.2% as compared to fiscal year 2005. Increases in revenues ranged from 7.3% in the Denver market to 111.1% in the Seattle market. The increase in revenues was primarily attributable to an increase in units closed of 22.5% and an increase in average revenue per unit of 15.4%. Sales orders increased 9.2% primarily behind the strength of a 10.7% increase in average neighborhoods, which resulted in a 1.3% decrease in sales per average neighborhood. Cancellation rates have also increased from 17.3% in fiscal year 2005 to 24.8% in fiscal year 2006 primarily due to an increase in the Reno market from 14.1% to 34.4% and an increase in the Sacramento market from 17.1% to 29.9%.
     Operating earnings increased $156.8 million when compared to fiscal year 2005 with 75.7% of the increase in earnings coming from the Central Valley and Bay Area markets. All markets within the region, except the Denver market, experienced increases in housing margin.
Southwest
     Revenues increased 28.7% primarily due to increases in units closed and average revenue per unit. The only market within the Southwest region that did not experience an increase in revenues and units closed was the Southern California Coastal market. Sales orders increased 17.3% as a result of increases in the number of average neighborhoods and sales per average neighborhood. Sales orders decreased in the Southern California markets as cancellation rates increased.
     Operating earnings increased $81.4 million when compared to fiscal year 2005. All markets within the Southwest region experienced increases in operating earnings with the exception of the Southern California Coastal market, which decreased 54.8% versus fiscal year 2005. The increase in operating earnings was partially offset by an increase in selling, general and administrative expenses.
Other homebuilding
     Revenues increased 22.0% primarily due to an increase in average revenue per unit across all markets within the region. The largest increases were realized in Florida and North Carolina markets for our resort operations. The average revenue per unit increases were offset by a reduction in the number of units closed. The largest decrease in units closed occurred in our Salt Lake City and Central South Carolina markets, which were in the process of winding down.

     Operating earnings increased $28.3 million for fiscal 2006 when compared to fiscal 2005 with 61.8% of the increase in the Texas markets for our resort operations.
FINANCIAL SERVICES
     The following summarizes Financial Services’ results for the two-year period ended March 31, 2006 (dollars in thousands):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues	$462,223	9.6%	$421,653	(19.1%)
Cost of Sales	(65,904)	105.0%	(32,149)	46.6%
Selling, General and Administrative Expenses	(311,854)	6.2%	(293,532)	(12.0%)

Operating Earnings	$84,465	(12.0%)	$95,972	(42.1%)

Operating Margin	18.3%	(4.5)	22.8%	(9.0)

Interest Margin	$38,201	(22.9%)	$49,532	4.4%

Average Interest Earning Assets	$1,574,856	12.8%	$1,395,639	5.3%
Average Yield	6.61%	0.76	5.85%	0.13
Average Interest Bearing Liabilities	$1,574,235	15.4%	$1,364,106	9.5%
Average Rate Paid	4.18%	1.84	2.34%	0.39
     Revenues for the year ended March 31, 2006 increased over fiscal year 2005 due to increases in interest income, loan sales to investors, and title and insurance fees. Loan funding costs also increased as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the decrease in interest margin for the year ended March 31, 2006. The increase in selling, general and administrative expenses in the year ended March 31, 2006 was related to additions to our branch network and sales management infrastructure. The increase in interest expense resulted in our decrease in operating margin for the year ended March 31, 2006.
     The following table quantifies: (1) the volume of loan sales to investors (third parties), and (2) the gains recorded on those sales and related derivative activity, known collectively as, gain on sale of mortgage loans, which was recorded as revenues for the years ended March 31, 2006 and 2005 (dollars in thousands):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Loan Sales to Investors (in millions)	$11,845.5	27.0%	$9,328.6	(28.9%)
Gain on Sale of Mortgage Loans	$164,804	16.3%	$141,745	(42.3%)
     Loan sales to investors increased due to an increase in the number of loans originated and an increase in average loan size. Average loan size increased 15.7% and 13.2% for the years ended March 31, 2006 and 2005, respectively.

     The table below provides a comparative analysis of mortgage loan originations and applications for the years ended March 31, 2006 and 2005:

	For the Years Ended March 31,
	2006		2005
		Change		Change
Origination Volume (in millions)	$15,827.4	21.4%	$13,039.0	(13.7%)
Number of Loans Originated
Builder	27,364	21.5%	22,517	7.9%
Retail	43,319	(3.3%)	44,816	(33.6%)

	70,683	5.0%	67,333	(23.8%)

Number of Loan Applications
Builder	27,765	12.7%	24,631	2.5%
Retail	38,521	(3.3%)	39,848	(39.2%)

	66,286	2.8%	64,479	(28.0%)

Average Loan Size – Originated Loans	$223,900	15.7%	$193,600	13.2%
     Builder originations for the year ended March 31, 2006 increased as a result of an increase in Home Building’s closings. For the year ended March 31, 2006, Financial Services originated 75% of the non-cash unit closings of Home Building’s customers, versus 73% for fiscal year 2005. Origination volume increased as a result of an increase in Builder loans originated and an increase in average loan size.
     Refinancing activity accounted for 20% and 21% of originations in the years ended March 31, 2006 and 2005, respectively.
OTHER
     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Operating Loss from Home Services Operations	$(7,498)	(52.7%)	$(15,856)	590.0%
Operating Earnings from Investment Real Estate Operations	1,719	(92.0%)	21,422	(52.1%)
Corporate General and Administrative Expenses	(279,172)	12.0%	(249,360)	8.8%
Interest Expense	(12,067)	(37.6%)	(19,348)	(51.1%)

Operating Loss	$(297,018)	12.9%	$(263,142)	16.3%

     Our home services revenues increased 19.2% to $109.2 million in fiscal year 2006. This increase in revenues was the result of an expanded customer base. We had 305,000 pest defense customers as of March 31, 2006 as compared to 265,000 in fiscal year 2005. The decrease in our home services division’s operating loss for the year ended March 31, 2006 was primarily due to fiscal year 2005’s results including a $10.0 million write-down of notes receivable. In addition, marketing expenses increased in fiscal year 2006 as a result of expansion and growth of our home services operations, which increased home services’ operating loss.
     The decrease in our investment real estate operations’ operating earnings was primarily related to a reduction in sales of real estate and commercial property over the past two years.

     The following table summarizes our general and administrative expenses for the Other reporting segment (dollars in thousands):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Compensation and Benefits	$219,556	8.9%	$201,663	5.4%
Professional Services	24,593	74.4%	14,105	6.0%
Rent and Utilities	6,854	37.4%	4,990	15.4%
Travel	9,795	16.7%	8,396	11.9%
Other	18,374	(9.1%)	20,206	57.6%

General and Administrative Expenses	$279,172	12.0%	$249,360	8.8%

     The increase in corporate general and administrative expenses in fiscal year 2006 was primarily related to professional fees associated with various strategic initiatives, increases in performance-based compensation costs as a result of increases in our earnings and returns and increases in insurance related costs.
     Total interest incurred was $305.2 million and $225.6 million for the years ended March 31, 2006 and 2005, respectively. The increase in total interest incurred was primarily related to an increase in average debt outstanding as compared to fiscal year 2005.
     Our effective tax rate remained relatively unchanged at 36% for the years ended March 31, 2006 and 2005, which was less than the combined federal statutory and state rate of 38.2% due to benefits associated with the new federal deduction for qualified domestic production activities and a $28.1 million payment in September 2005 from the U.S. Treasury, offset by a reduction in net operating loss carryforward benefits. The $28.1 million payment was effectively a tax refund and represents a payment received on a judgment against the U.S. government for revoking tax benefits we had previously claimed in connection with our acquisition and operation of a savings and loan association in the late 1980s and early 1990s.
DISCONTINUED OPERATIONS
International Home Building
     In September 2005, we sold our international homebuilding operations, which had previously been included in the Home Building segment. All prior period information has been reclassified to discontinued operations.
     Discontinued operations for international home building operations are as follows (dollars in thousands):

	For the Years Ended March 31,
	2006	2005
Revenues	$224,415	$501,257
Operating Earnings	$15,211	$66,587
Pre-tax Gain on Sale	$6,500	$—
     The net loss on the sale of our international homebuilding operations was $9.2 million. Estimated income taxes of $15.7 million associated with the disposition included income taxes on the repatriation of foreign earnings, which we had previously considered permanently reinvested.

Home Equity
     The following summarizes the results of our sub-prime home equity lending operations for the two-year period ended March 31, 2006 (dollars in thousands):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues	$837,888	22.2%	$685,553	30.1%
Operating Earnings	$121,686	12.3%	$108,383	68.0%

Interest Margin	$303,412	(3.7%)	$315,103	23.8%
     The revenues of Home Equity increased primarily as a result of continued growth in the portfolio of mortgage loans held for investment and as a result of whole loan sales to third parties. Home Equity’s portfolio growth translated into more interest income. Home Equity recorded $87.7 million and $42.3 million in net revenue and operating earnings related to the whole loan sales for the years ended March 31, 2006 and 2005, respectively.
     The increase in operating earnings for the year ended March 31, 2006 was primarily attributable to the growth in Home Equity’s portfolio which translated into an increase in interest income, as well as an increase in whole loan sale net revenues. In fiscal year 2006, interest margin decreased primarily as a result of higher borrowing costs, as well as increased competitive industry conditions.
Construction Services
     The following summarizes Construction Services’ results for the two-year period ended March 31, 2006 (dollars in thousands):

	For the Years Ended March 31,
	2006		2005
		Change		Change
Revenues	$1,606,609	(7.6%)	$1,738,603	8.9%
Operating Earnings	$26,838	14.1%	$23,524	43.3%
     Revenues for the year ended March 31, 2006 decreased as compared to fiscal year 2005 primarily due to a higher concentration of projects with extended construction periods. The increase in operating earnings for the year ended March 31, 2006 was primarily the result of improved job profit margins. In fiscal year 2006, there was an increase in active multi-unit residential projects, which have higher profit margins while at the same time lower margin jobs completed and dropped out of the mix of business.

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the years ended March 31, 2007, 2006 and 2005 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Years Ended March 31,
	2007	2006	2005
Net Cash (Used in) Provided by
Centex*
Operating Activities	$930,116	$(667,292)	$(506,007)
Investing Activities	46,120	77,133	(50,816)
Financing Activities	(142,259)	138,041	891,926
Effect of Exchange Rate on Cash	—	(1,479)	(5,385)

	833,977	(453,597)	329,718

Financial Services
Operating Activities	578,828	12,996	279,388
Investing Activities	78,394	786,790	(1,589,622)
Financing Activities	(656,400)	(800,820)	1,304,243

	822	(1,034)	(5,991)

Centex Corporation and Subsidiaries
Operating Activities	948,337	(763,381)	(238,890)
Investing Activities	89,341	900,261	(1,677,167)
Financing Activities	(202,879)	(590,032)	2,245,169
Effect of Exchange Rate on Cash	—	(1,479)	(5,385)

Net (Decrease) Increase in Cash	$834,799	$(454,631)	$323,727

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment that generally requires significantly less equity to support their higher debt levels compared to the operations of our other subsidiaries; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.
     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidating Cash Flows have not been restated for discontinued operations. As a result, all international homebuilding (sold in September 2005) and Construction Services (sold in March 2007) cash flows are included with the Centex cash flows and all Home Equity (sold in July 2006) cash flows are included with the Financial Services cash flows in the table above. Significant components of cash flows from discontinued operations are discussed below.
Centex
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations. During fiscal year 2007, Centex’s cash from operating activities was primarily provided by dividends received from Financial Services and the net reduction in Home Building inventories. The cash provided by Centex’s homebuilding operations reversed a trend of net cash use by these operations in recent years. Included in Centex’s financing activities for the year ended March 31, 2007 was cash used to fund share repurchases. In addition, Centex’s financing activities for the year ended March 31, 2007 included the refinance of scheduled debt maturities, the repayment of short-term borrowings and cash received from option exercises. During fiscal years 2006 and 2005, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities for the years ended March 31, 2006 and 2005 were primarily from debt issued to fund the increased homebuilding activity and share repurchases.

Financial Services
     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed credit facilities, proceeds from the sale of mortgage loans to HSF-I and investors and cash flows from operations. Financial Services’ operating cash is derived through sales of mortgage loans and origination and servicing fees. During fiscal year 2007, cash was provided by sales of mortgage loans and origination and servicing fees; whereas, during fiscal year 2006, cash was used to fund these mortgage loans. The funds provided by Financial Services’ investing activities in fiscal year 2007 was primarily related to the cash proceeds received from the sales of Home Equity and our technology operations. This was substantially offset by an increase in funding construction loans and Home Equity’s mortgage loans held for investment prior to its sale (see further explanation below). The funds provided by Financial Services’ financing activities in fiscal year 2005 were primarily from new debt used to fund the increased mortgage loan activity.
Discontinued Operations
     Included in Centex’s operating cash flows were general contracting fees obtained through our Construction Services segment. For the year ended March 31, 2007, cash provided by Construction Services’ operating cash flows was $16.4 million. Additionally, Construction Services had $18.1 million in cash and cash equivalents when they were sold on March 30, 2007. Prior to the sale of Construction Services, cash generated by the operations of Construction Services was frequently used to finance the operations of our other businesses. After the sale of Construction Services, we no longer have access to this source of internal financing.
     Included in Financial Services’ operating cash flows were funds from securitizations and interest income on mortgage loans held by Home Equity for investment. Financial Services’ cash provided by investing activities in fiscal year 2006 was primarily from a reduction in Home Equity’s mortgage loans held for investment. Home Equity originated mortgage loans with the intent to securitize; however, whole loan sales periodically occurred. During fiscal year 2005, cash was primarily used in Financial Services’ investing activities to finance increases in Home Equity’s mortgage loans held for investment. Financial Services’ cash used in financing activities in fiscal year 2007 and 2006 was primarily from the repayment of debt from the liquidation of Home Equity’s mortgage loans held for investment.
     Our international homebuilding operations and Home Equity did not require significant capital resources nor did they provide significant liquidity. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.
Future Cash Sources and Uses
     Our future cash requirements for contractual obligations, excluding discontinued operations, as of March 31, 2007 (in thousands) are illustrated in the following table:

	Payments Due by Period
	Less Than	1 – 3	3 – 5	More Than
	1 Year	Years	Years	5 Years	Total
Centex
Long-term Debt (1)	$745,028	$761,695	$1,351,822	$2,230,152	$5,088,697
Operating Leases	53,638	86,852	57,759	52,432	250,681
Purchase Obligations	35,160	12,582	3,689	—	51,431

	833,826	861,129	1,413,270	2,282,584	5,390,809

Financial Services
Long-term Debt (2)	3,192	64,788	—	—	67,980
Operating Leases	15,115	14,168	4,415	2,676	36,374

	18,307	78,956	4,415	2,676	104,354

	$852,133	$940,085	$1,417,685	$2,285,260	$5,495,163

(1)	The amount of debt subject to a variable interest rate is $190.3 million, of which $170.0 million was based on the U.S. 3 month Libor rate of 5.36% at March 31, 2007 and $20.3 million was based on the U.S. 1 month Libor rate of 5.32% at March 31, 2007.

(2)	The amount of debt subject to a variable interest rate is $60.0 million. The basis of the rate is U.S. 1 month Libor which was 5.32% at March 31, 2007.

     As outlined above, our primary contractual obligations are principal and interest payments under long-term debt agreements and lease payments under operating leases. Variable interest entities’ debt does not have recourse to us, and the consolidation of this debt has not changed our debt ratings. We do not guarantee the payment of any variable interest entities’ debt. Purchase obligations primarily represent joint funding obligations, open purchase orders and specific performance agreements of our Home Building operations that in essence may require us to purchase land contingent upon the land seller meeting certain obligations.
     Our homebuilding operations also have certain obligations under community district development bonds and other special financing districts. Additionally, Financial Services has committed to fund certain loans. See Note (G), “Commitments and Contingencies” for further discussion of these obligations.
     We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and through our credit facilities. Centex Corporation currently has an investment-grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit ratings. We attempt to manage our debt levels in order to maintain investment-grade ratings. If, however, our debt ratings were downgraded, we would not have access to the commercial paper markets and might need to draw on our existing committed backup facility.
     Our existing credit facilities and available capacity as of March 31, 2007 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	493,147

	2,085,000	1,743,147	(1) (2)

Financial Services
Secured Credit Facilities	440,000	328,856	(3)
Mortgage Conduit Facilities	650,000	333,000	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,762,482

	4,090,000	2,424,338

	$6,175,000	$4,167,485

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of March 31, 2007, the $1.25 billion commercial paper program had no amounts outstanding. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	Centex maintains a minimum of $100 million in unused committed credit at all times in conjunction with certain remaining surety bond obligations relating to Construction Services projects commenced prior to the sale of Construction Services on March 30, 2007. Following the sale of Construction Services, the purchaser is subject to an AA- (S&P), Aa3 (Moody’s) back-up indemnity, which indemnifies Centex Corporation against any loss under any such letter of credit.

(3)	CTX Mortgage Company, LLC maintains $440 million of secured, committed mortgage warehouse facilities.

(4)	A wholly-owned limited purpose subsidiary of CTX Mortgage Company, LLC maintains secured, committed facilities funded through commercial paper conduits to finance the purchase of certain mortgage loans from CTX Mortgage Company, LLC.
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of mortgage loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of March 31, 2007, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to reduce credit risks associated with mortgage warehousing. HSF-I is consolidated pursuant to the provisions of FIN 46; accordingly, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain compliance with certain financial covenants. Material covenants include a leverage, an interest coverage ratio, and a minimum tangible net worth. At March 31, 2007, we were in compliance with all of these covenants. We monitor compliance with these covenants on a quarterly basis, including forward looking projections.
     As of March 31, 2007, our short-term debt was $1.60 billion, the majority of which was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.
     Our outstanding debt (in thousands) as of March 31, 2007 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Note Payable	$1,807
Senior Debt:
Medium-term Note Programs, weighted-average 5.61% due through 2008	170,000
Senior Notes, weighted-average 5.89%, due through 2017	3,708,976
Other Indebtedness, weighted-average 6.57%, due through 2018	23,642

3,904,425

Financial Services
Short-term Debt:
Short-term Notes Payable	428,144
Harwood Street Funding I, LLC Secured Liquidity Notes	1,174,896
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 7.32%, due through 2010	60,000

1,663,040

$5,567,465

     In fiscal year 2007, we repurchased an aggregate of 5.1 million shares of our common stock at a total purchase price of $267.8 million, including commissions paid. As of March 31, 2006, our remaining share repurchase authorization totaled 2.5 million shares. On May 15, 2006, we announced that our Board of Directors authorized the repurchase of an additional 12 million shares. On March 31, 2007, our remaining share repurchase authorization totaled 9.4 million shares.
CERTAIN OFF-BALANCE SHEET OBLIGATIONS
     The following is a summary of certain off-balance sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.
Joint Ventures
     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land-related activities typically require substantial capital, and partnering with other homebuilders or developers and, to a lesser extent, financial partners, allows Home Building to share the risks and rewards of ownership and to provide broader strategic advantages.
     We account for our investments in joint ventures under the equity method of accounting whereby our investment is increased by contributions and our share of joint venture earnings is reduced by distributions and our share of joint venture losses. Investments in joint ventures in which our interest exceeds 50% have been consolidated.

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of March 31,
	2007	2006
Number of Active Joint Ventures (1)	49	44

Investment in Joint Ventures	$281,644	$307,756

Total Joint Venture Debt (2)	$1,000,599	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$412,397	$388,428

Based on Limited Debt Recourse Provisions:
Limited Maintenance Guarantee (3) (5)	$162,425	$228,603
Repayment Guarantee (4) (5)	12,055	8,136

Total Limited Debt Recourse	$174,480	$236,739

(1)	The number of active joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We are the managing member of 28 and 24 of the active joint ventures as of March 31, 2007 and 2006, respectively.

(2)	As of March 31, 2007 and 2006, 21 and 23, respectively, of the active joint ventures have outstanding debt.

(3)	We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, we have contributed additional capital in order to maintain loan to value requirements.

(4)	We have guaranteed repayment of a portion of certain joint venture debt limited to our ownership percentage of the joint venture or a percentage thereof.

(5)	These amounts represent our maximum exposure related to the joint ventures’ debt at each respective date.
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
Inventory Valuation
     Land acquisition, land development, and home construction costs include, costs incurred (land acquisition and development, direct construction, capitalized interest and real estate taxes), as well as certain estimated costs. These estimated costs include accruals for estimated costs incurred but not yet paid and estimates of remaining costs. These estimates are based on homebuilding and land development budgets that are assembled from historical experience and local market conditions. Actual results may differ from anticipated costs due to a variety of factors including, but not limited to, a change in the length of construction period, a change in cost of construction materials and contractors, and a change in housing demand. To mitigate these factors, we regularly review and revise our construction budgets and estimates of costs to complete.

     On a quarterly basis we assess our neighborhoods, which include housing projects and land held for development and sale, in order to identify underperforming neighborhoods and to identify land investments that may not be recoverable through future operations. Each neighborhood is assessed as an individual project. This quarterly assessment is an integral part of our local market level processes. We measure the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted net cash flows. These evaluations are significantly impacted by the following key assumptions related to the project:
•	estimates of average future selling prices,

•	estimates of future construction and land development costs, and

•	estimated future sales rates.
     These key assumptions are dependent on project specific local market (or submarket) conditions and are inherently uncertain. Local market-specific factors that may impact our project assumptions include:
•	historical project results such as average sales price and sales rates, if closings have occurred in the project,

•	competitors’ local market (or submarket) presence and their competitive actions,

•	project specific attributes such as location desirability and uniqueness of product offering,

•	potential for alternative product offerings to respond to local market conditions, and

•	current local market economic and demographic conditions and related trends and forecasts.
     These and other factors are considered by our local personnel as they prepare or update the project level assumptions. The key assumptions included in our estimated future undiscounted net cash flows are interrelated. For example, a decrease in estimated sales price due to increased discounting may result in a complementary increase in sales rates. Based on the results of our assessments, if the carrying amount of the neighborhood exceeds the estimated undiscounted cash flows, an impairment is recorded to reduce the carrying value of the project to fair value. Fair value is determined based on discounted estimated cash flows for a neighborhood. Discount rates used in our evaluations are based on a risk free interest rate, increased for estimates of market risks associated with a neighborhood. Market risks considered in our discount rate include, among others:
•	geographic location of project,

•	product type (for example, multifamily high rise product or single family product), and

•	estimated project life.
     For the quarter ended March 31, 2007, discount rates used in our estimated discounted cash flow assessments ranged from 12% to 17%, with an average discount rate of 14.2%.
     Our quarterly assessments reflect management’s estimates, which we believe are reasonable; however, if homebuilding market conditions and our operating results continue to deteriorate, or if the current challenging market conditions continue for an extended period, future results could differ materially from management’s judgments and estimates.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     Under certain land option agreements with unaffiliated entities, we pay a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. We evaluate these entities in accordance with the provisions of FIN 46 which require us to consolidate the financial results of a variable interest entity if we are its primary beneficiary. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns. If we determine that we are the primary beneficiary, we consolidate the assets and liabilities of the variable interest entity.
     We determine if we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon our estimates of the variability and probabilities of future land prices and the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. We perform our analysis at the inception of each lot option agreement. Local market personnel are actively involved in our evaluation, including the development of our estimates of expected gains and losses of the variable interest entity. To the extent an option agreement is significantly modified or amended, the agreement is reevaluated pursuant to FIN 46. Based on our evaluation, if we are the primary beneficiary of those entities with which we have entered into land option agreements, the variable interest entity is consolidated. To the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests. See Note (C), “Inventories,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.
     In addition to land options recorded pursuant to FIN 46, we evaluate land options in accordance with the provisions of SFAS No. 49, “Product Financing Arrangements.” When our deposits and pre-acquisition development costs exceed certain thresholds, or we have determined it is likely we will exercise our option, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.
     In addition to the land options recorded pursuant to FIN 46 and SFAS No. 49 discussed above, we have other land option deposits for which the underlying asset is not consolidated. These land option agreements and related pre-acquisition costs are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”
     Land option deposits (including those consolidated) and pre-acquisition costs are expensed if the option agreement terminates, is in default, expires by its terms or if we determine it is probable that the property will not be acquired. On a periodic basis, we assess the probability of acquiring the land we control under option agreements. This assessment is performed for each option agreement by local market personnel. The key factors that impact our assessment include:
•	acquiring the land we control under option agreements.

•	local market housing inventory levels; both existing and new homes,

•	our existing local supply of owned and controlled lots,

•	contract purchase price and terms,

•	evaluation of local regulatory environment and, if not fully entitled, likelihood of obtaining required approvals, and

•	local market economic and demographic factors such as job growth, long- and short-term interest rates, consumer confidence, population growth and immigration.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis (at January 1) or when management determines that due to certain circumstances the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment using a two-step process with the first step comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, the second step is performed to measure the amount of impairment loss to be recognized defined as the carrying value of the reporting unit goodwill that exceeds the implied fair value of that goodwill.
     We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Key assumptions utilized in our discounted cash flow model include estimated future sales levels, estimated costs of sales, varying discount rates over local markets, and working capital constraints as they principally relate to estimated future inventory levels. Material variations of these assumptions may have a significant impact to the carrying value of goodwill.
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
Loan Origination Reserve
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated based upon, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period.
     Although we consider the loan origination reserve reflected in our Consolidated Balance Sheets at March 31, 2007 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
Insurance Accruals
     We have certain self-insured retentions and deductible limits under our workers’ compensation, automobile and general liability insurance policies. We establish reserves for our self-insured retentions and deductible limits based on an analysis of historical claims and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. On an annual basis, we engage actuaries to assist in the evaluation and development of claim rates and required reserves for self insurance including reserves related to construction defects and general liability claims. We periodically assess the adequacy of our insurance accruals and adjust the amounts as necessary. Although we consider the insurance accruals reflected in our consolidated balance sheet to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.
Income Taxes
     We account for income taxes on the deferral method whereby deferred tax assets and liabilities are recognized for the consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. An accrued liability for potential audit assessments relating to various taxing jurisdictions is reflected in current taxes payable including interest and penalties, if applicable. The accrued liability is an estimate based on our assessment of the ultimate resolution of these tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” We periodically assess the adequacy of these liabilities and adjust the amounts, as necessary. These estimates are inherently uncertain and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations.
     Please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements for a summary of the components of the current year tax provision and deferred tax assets and liabilities.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”), which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of the beginning of our fiscal year ending March 31, 2008, with the cumulative effect of the change recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 and estimate that the cumulative effect upon adoption will reduce retained earnings by approximately $225 million. Please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements for additional information on tax contingencies.

     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements were to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 was not material to our results of operations or financial position.
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
     In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to achieve similar results. SFAS 159 will be effective for us as of April 1, 2008; however, we may elect to adopt early, effective as of April 1, 2007, if such decision is made prior to the issuance of our financial statements for the three months ended June 30, 2007. We expect that the adoption of SFAS 159 will not have a material impact on our results of operations or financial position.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and on mortgage loans receivable. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2007.
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
     As of March 31, 2007, short-term debt was $1.60 billion, the majority of which was applicable to Financial Services. The majority of Financial Services’ debt is collateralized by mortgage loans including mortgage loans held by HSF-I. We borrow on a short-term basis in the commercial paper market under a $1.25 billion commercial paper program supported by a revolving credit facility with a term expiring in fiscal year 2011, all of which bear interest at prevailing market rates. The weighted-average interest rate on short-term borrowings outstanding at March 31, 2007 was 5.42%.
     The maturities of Centex’s long-term debt outstanding at March 31, 2007 were as follows:

	Maturities through March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Centex (1)
Fixed-Rate Debt	$336,450	$150,669	$225,222	$700,222	$349,232	$1,950,490	$3,712,285	$3,656,705
Average Interest Rate	4.83%	4.88%	5.80%	6.45%	7.50%	5.67%	5.89%

Variable-Rate Debt	$190,333	$—	$—	$—	$—	$—	$190,333	$192,378
Average Interest Rate	5.70%	—	—	—	—	—	5.70%

(1)	We define Centex as a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.

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
Financial Services
     Financial Services enters into interest rate lock commitments, or IRLCs with its customers under which it agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.
     To offset the interest rate risk related to its IRLCs, Financial Services executes forward trade commitments. Certain forward trade commitments are not designated as hedges and are derivative instruments. Their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings.
     Financial Services enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings.
     Due to the high degree of liquidity in the “A” mortgage market and the frequency of loan sales, the use of forward sales is an effective economic hedge against changes in market value of both IRLCs and mortgage loans held for sale that result from changes in interest rates.
     The estimated maturities of Financial Services’ long-term debt outstanding at March 31, 2007 were as follows:

	Maturities through March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Financial Services (1)
Variable-Rate Debt	$—	$—	$60,000	$—	$—	$—	$60,000	$58,688
Average Interest Rate	—	—	7.32%	—	—	—	7.32%

(1)	We define Financial Services as a supplemental presentation that reflects Centex Financial Services, its subsidiaries and related companies.
     The estimated maturities of Financial Services’ long-term debt outstanding at March 31, 2006 were as follows:

	Maturities through March 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Financial Services (1)
Variable-Rate Debt	$—	$—	$—	$60,000	$—	$—	$60,000	$60,093
Average Interest Rate	—	—	—	6.83%	—	—	6.83%

(1)	We define Financial Services as a supplemental presentation that reflects Centex Financial Services, its subsidiaries and related companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2007	2006	2005
Revenues
Home Building	$11,414,827	$12,272,203	$9,359,741
Financial Services	468,001	462,223	421,653
Other	131,739	117,438	152,888

	12,014,567	12,851,864	9,934,282

Costs and Expenses
Home Building	11,166,921	10,273,372	7,883,226
Financial Services	383,471	377,758	325,681
Other	133,264	123,217	147,322
Corporate General and Administrative	185,585	279,172	249,360
Interest Expense	—	12,067	19,348

	11,869,241	11,065,586	8,624,937

Earnings (Loss) from Unconsolidated Entities and Other	(42,553)	85,998	68,786

Earnings from Continuing Operations
Before Income Taxes	102,773	1,872,276	1,378,131
Income Taxes	114,553	665,187	492,323

Earnings (Loss) from Continuing Operations	(11,780)	1,207,089	885,808
Earnings from Discontinued Operations, net of Tax Provision of $172,733, $80,902 and $70,082	280,146	82,224	125,556

Net Earnings	$268,366	$1,289,313	$1,011,364

Basic Earnings (Loss) Per Share
Continuing Operations	$(0.10)	$9.51	$7.08
Discontinued Operations	2.33	0.65	1.00

	$2.23	$10.16	$8.08

Diluted Earnings (Loss) Per Share
Continuing Operations	$(0.10)	$9.09	$6.69
Discontinued Operations	2.33	0.62	0.95

	$2.23	$9.71	$7.64

Average Shares Outstanding
Basic	120,537,235	126,870,887	125,226,596
Dilutive Securities:
Options	—	5,420,789	6,725,838
Other	—	458,121	445,527

Diluted	120,537,235	132,749,797	132,397,961

Cash Dividends Per Share	$0.16	$0.16	$0.16

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	March 31,
	2007	2006
Assets
Cash and Cash Equivalents	$882,754	$43,350
Restricted Cash	146,532	133,381
Receivables -
Mortgage Loans	1,694,129	2,129,538
Trade, including Notes of $10,295 and $31,897	227,618	326,510
From Affiliates	—	—
Inventories -
Housing Projects	8,495,982	8,422,758
Land Held for Development and Sale	158,212	409,295
Land Held Under Option Agreements Not Owned	282,116	817,881
Other	14,769	11,615
Investments -
Joint Ventures and Other	281,644	307,756
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	136,172	178,008
Other Assets -
Deferred Income Taxes	489,814	237,021
Goodwill	219,042	217,728
Deferred Charges and Other, net	176,975	231,017
Assets of Discontinued Operations	—	7,899,141

	$13,205,759	$21,364,999

Liabilities and Stockholders’ Equity
Accounts Payable	$520,833	$617,006
Accrued Liabilities	1,828,255	1,565,301
Debt -
Centex	3,904,425	3,982,193
Financial Services	1,663,040	2,077,215
Liabilities of Discontinued Operations	—	7,580,693
Commitments and Contingencies
Minority Interests	176,937	530,933
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 119,969,733 and 122,103,713 Shares	31,041	34,132
Capital in Excess of Par Value	48,349	580,010
Retained Earnings	5,250,873	5,251,325
Treasury Stock, at Cost; 4,193,523 and 14,424,807 Shares	(217,994)	(862,439)
Accumulated Other Comprehensive Income	—	8,630

Total Stockholders’ Equity	5,112,269	5,011,658

	$13,205,759	$21,364,999

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex*		Financial Services
March 31,		March 31,
2007	2006	2007	2006

$870,688	$32,893	$12,066	$10,457
56,467	68,728	90,065	64,653

—	—	1,694,129	2,129,538
175,683	282,636	51,935	43,874
—	—	23,788	9,110

8,495,982	8,422,758	—	—
158,212	409,295	—	—
282,116	817,881	—	—
6,022	5,361	8,747	6,254

281,644	307,756	—	—
137,704	655,266	—	—
119,203	155,862	16,969	22,146

465,247	220,559	24,567	16,462
210,090	205,991	8,952	11,737
163,497	208,871	13,478	22,146
—	388,979	—	7,510,162

$11,422,555	$12,182,836	$1,944,696	$9,846,539

$510,106	$601,778	$10,727	$15,228
1,719,753	1,478,547	108,502	86,754

3,904,425	3,982,193	—	—
—	—	1,663,040	2,077,215
—	578,900	—	7,001,793

176,002	529,760	935	1,173

—	—	—	—

31,041	34,132	1	1
48,349	580,010	275,467	275,467
5,250,873	5,251,325	(113,976)	380,206
(217,994)	(862,439)	—	—
—	8,630	—	8,702

5,112,269	5,011,658	161,492	664,376

$11,422,555	$12,182,836	$1,944,696	$9,846,539

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	For the Years Ended March 31,
	2007	2006	2005
Cash Flows – Operating Activities
Net Earnings	$268,366	$1,289,313	$1,011,364
Adjustments
Depreciation and Amortization	59,795	63,069	58,259
Stock-based Compensation	64,850	68,743	49,100
Provision for Losses on Mortgage Loans Held for Investment	22,364	94,319	98,801
Impairment and Write-off of Land-related Assets	690,831	35,155	16,330
Deferred Income Tax (Benefit) Provision	(172,235)	(127,699)	(6,537)
Loss (Earnings) of Joint Ventures and Unconsolidated Subsidiaries	72,807	(78,323)	(55,994)
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	89,225	96,318	90,191
Minority Interest, net of Taxes	(413)	(315)	(388)
Gain on Sale of Businesses	(482,331)	(6,500)	—
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Decrease (Increase) in Restricted Cash	11,233	(19,301)	(1,772)
Decrease (Increase) in Receivables	19,676	(88,132)	(121,375)
Decrease (Increase) in Mortgage Loans Held for Sale	518,356	(199,957)	107,755
Increase in Housing Projects and Land Held for Development and Sale	(478,199)	(2,482,554)	(1,944,591)
(Increase) Decrease in Other Inventories	(3,114)	(1,368)	47,837
Increase (Decrease) in Accounts Payable and Accrued Liabilities	226,818	635,713	421,227
Decrease (Increase) in Other Assets, net	40,475	(42,264)	(15,866)
(Decrease) Increase in Payables to Affiliates	—	—	—
Other	(167)	402	6,769

	948,337	(763,381)	(238,890)

Cash Flows – Investing Activities
Payments received on (Issuance of) Notes Receivable	21,768	25,174	(15,750)
(Increase) Decrease in Mortgage Loans Held for Investment	(292,448)	952,449	(1,515,072)
Increase in Construction Loans	(89,866)	(154,257)	(63,474)
Investment in and Advances to Joint Ventures	(268,206)	(372,937)	(223,857)
Distributions of Capital from Joint Ventures	158,658	218,544	181,099
Decrease (Increase) in Investment in and Advances to Unconsolidated Subsidiaries	—	—	—
Purchases of Property and Equipment, net	(40,643)	(92,234)	(43,313)
Proceeds from Dispositions	606,759	327,415	9,267
Other	(6,681)	(3,893)	(6,067)

	89,341	900,261	(1,677,167)

Cash Flows – Financing Activities
Increase in Restricted Cash	(53,522)	(15,501)	(65,713)
(Decrease) Increase in Short-term Debt, net	(346,903)	764,540	371,230
Centex
Issuance of Long-term Debt	500,695	972,028	1,034,509
Repayment of Long-term Debt	(293,620)	(343,322)	(217,324)
Financial Services
Issuance of Long-term Debt	961,126	2,008,372	3,764,701
Repayment of Long-term Debt	(746,680)	(3,366,188)	(2,709,105)
Proceeds from Stock Option Exercises	66,142	58,971	87,797
Purchases of Common Stock, net	(271,022)	(648,638)	(979)
Dividends Paid	(19,095)	(20,294)	(19,947)

	(202,879)	(590,032)	2,245,169

Effect of Exchange Rate on Cash	—	(1,479)	(5,385)
Net Increase (Decrease) in Cash and Cash Equivalents	834,799	(454,631)	323,727
Cash and Cash Equivalents at Beginning of Year (1)	47,955	502,586	178,859

Cash and Cash Equivalents at End of Year (2)	$882,754	$47,955	$502,586

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $4,605, $6,170 and $10,067 as of March 31, 2006, 2005 and 2004, respectively.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0, $4,605 and $6,170 as of March 31, 2007, 2006 and 2005, respectively.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
( Dollars in thousands )

Centex *			Financial Services
For the Years Ended March 31,			For the Years Ended March 31,
2007	2006	2005	2007	2006	2005

$268,366	$1,289,313	$1,011,364	$101,596	$119,385	$126,078

51,491	48,081	40,444	8,304	14,988	17,815
64,850	68,743	49,100	—	—	—
—	—	—	22,364	94,319	98,801
683,912	35,155	16,330	6,919	—	—
(243,664)	(55,196)	(67,223)	71,429	(72,503)	60,686
(28,789)	(197,708)	(182,072)	—	—	—
685,005	169,065	139,191	—	—	—
(175)	(126)	(215)	(238)	(189)	(173)
(349,524)	(6,500)	—	(132,807)	—	—

14,261	(17,485)	(2,899)	(3,028)	(1,816)	1,127
25,614	(88,073)	(101,871)	(5,938)	(59)	(19,504)
—	—	—	518,356	(199,957)	107,755
(478,199)	(2,482,554)	(1,944,591)	—	—	—
(621)	(1,420)	45,203	(2,493)	52	2,634
212,157	622,375	509,793	5,959	13,828	(64,676)
25,599	(51,364)	(28,561)	14,876	9,100	12,695
—	—	—	(26,471)	35,848	(60,619)
(167)	402	10,000	—	—	(3,231)

930,116	(667,292)	(506,007)	578,828	12,996	279,388

21,662	24,937	(15,426)	106	237	(324)
—	—	—	(292,448)	952,449	(1,515,072)
—	—	—	(89,866)	(154,257)	(63,474)
(268,206)	(372,937)	(223,857)	—	—	—
158,658	218,544	181,099	—	—	—
23,378	(36,338)	36,729	—	—	—
(33,404)	(80,595)	(23,294)	(7,239)	(11,639)	(20,019)
150,713	327,415	—	467,841	—	9,267
(6,681)	(3,893)	(6,067)	—	—	—

46,120	77,133	(50,816)	78,394	786,790	(1,589,622)

—	—	—	(53,522)	(15,501)	(65,713)
(125,359)	119,296	7,870	(221,544)	645,244	363,360

500,695	972,028	1,034,509	—	—	—
(293,620)	(343,322)	(217,324)	—	—	—

—	—	—	961,126	2,008,372	3,764,701
—	—	—	(746,680)	(3,366,188)	(2,709,105)
66,142	58,971	87,797	—	—	—
(271,022)	(648,638)	(979)	—	—	—
(19,095)	(20,294)	(19,947)	(595,780)	(72,747)	(49,000)

(142,259)	138,041	891,926	(656,400)	(800,820)	1,304,243

—	(1,479)	(5,385)	—	—	—
833,977	(453,597)	329,718	822	(1,034)	(5,991)
36,711	490,308	160,590	11,244	12,278	18,269

$870,688	$36,711	$490,308	$12,066	$11,244	$12,278

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

				Unamortized
			Capital in	Value of
	Common Stock		Excess of	Deferred
	Shares	Amount	Par Value	Compensation

Balance, March 31, 2004	122,660	$32,068	$202,958	$(411)
Issuance of Restricted Stock and Stock Units	149	20	(1,887)	—
Stock Compensation	—	—	48,886	214
Exercise of Stock Options, Including Tax Benefits	4,952	1,239	157,932	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(34)	—	—	—
Other Stock Transactions	2	—	106	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Comprehensive Income

Balance, March 31, 2005	127,729	33,327	407,995	(197)
Issuance of Restricted Stock and Stock Units	686	62	(12,436)	—
Stock Compensation	—	—	68,546	197
Exercise of Stock Options, Including Tax Benefits	2,970	743	115,690	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(9,285)	—	—	—
Other Stock Transactions	4	—	215	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments (1)	—	—	—	—
Comprehensive Income

Balance, March 31, 2006	122,104	34,132	580,010	—
Issuance of Restricted Stock and Stock Units	513	30	(29,366)	—
Stock Compensation	—	—	64,850	—
Exercise of Stock Options, Including Tax Benefits	2,507	627	76,629	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(5,159)	—	—	—
Retirement of Treasury Stock	—	(3,750)	(645,059)	—
Other Stock Transactions	5	2	1,285	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments (2)	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Comprehensive Income

Balance, March 31, 2007	119,970	$31,041	$48,349	$—

See Notes to Consolidated Financial Statements.

(1)	Amount includes a reclassification adjustment of $48,354, net of tax, for foreign currency translation adjustments included in earnings from discontinued operations.

(2)	Amount includes a reclassification adjustment of $15,738, net of tax, for hedging gain included in earnings from discontinued operations.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

		Accumulated
	Treasury	Other
Retained	Stock	Comprehensive
Earnings	at Cost	Income (Loss)	Total

$2,990,889	$(212,822)	$37,543	$3,050,225
—	1,016	—	(851)
—	—	—	49,100
—	—	—	159,171
(19,947)	—	—	(19,947)
—	(1,995)	—	(1,995)
—	—	—	106
1,011,364	—	—	1,011,364
—	—	24,615	24,615
—	—	8,969	8,969

			1,044,948

3,982,306	(213,801)	71,127	4,280,757
—	7,142	—	(5,232)
—	—	—	68,743
—	—	—	116,433
(20,294)	—	—	(20,294)
—	(655,780)	—	(655,780)
—	—	—	215
1,289,313	—	—	1,289,313
—	—	263	263
—	—	(62,760)	(62,760)

			1,226,816

5,251,325	(862,439)	8,630	5,011,658
(1,926)	18,861	—	(12,401)
—	—	—	64,850
—	—	—	77,256
(19,095)	—	—	(19,095)
—	(271,022)	—	(271,022)
(247,797)	896,606	—	—
—	—	—	1,287
268,366	—	—	268,366
—	—	(8,702)	(8,702)
—	—	72	72

			259,736

$5,250,873	$(217,994)	$—	$5,112,269

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(A) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (F), “Indebtedness” and Note (C), “Inventories.” All significant intercompany balances and transactions have been eliminated.
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
     At March 31, 2007, certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note (O), “Discontinued Operations.” Information in these Notes to Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
     Revenues from Home Building projects are recognized when homes are sold, profit is determinable, title passes to the buyer, there are no significant obligations on the part of the seller, and the buyer’s commitment to pay is supported by a substantial initial and continuing investment in accordance with SFAS 66, “Accounting for Sales of Real Estate” (“SFAS 66”). For closings not meeting the minimum investment criteria under SFAS 66, the Company records the closings under the installment method. Under this method, the gross profit is deferred until sufficient cash has been paid by the buyer or the loan is sold to a third-party. Revenues from land sales are recognized when payments of at least 20% of the total purchase price are received, the Company has no continuing obligations related to such land sold and the collection of any remaining receivable is reasonably assured.
     Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Other revenues, including fees for title insurance and other services performed in connection with mortgage lending activities, are recognized as earned.
     Interest revenues on mortgage loans receivable are recognized as revenue using the interest (actuarial) method. Revenue accruals are suspended, except for revenue accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more. The accrual is resumed when the mortgage loan becomes less than 90 days contractually delinquent. At March 31, 2007 and 2006, mortgage loans, on which revenue was not being accrued, were $37.8 million and $20.2 million, respectively.
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
Sales Discounts and Incentives
     Sales discounts and incentives include items such as cash discounts, discounts on options included in the home, option upgrades (such as upgrades for cabinetry, carpet and flooring), and seller-paid financing or closing costs. In addition, from time to time, the Company may also provide homebuyers with retail gift certificates and/or other nominal retail merchandise. All sales incentives other than cash discounts are recognized as a cost of selling the home. Cash discounts are accounted for as a reduction in the sales price of the home.
Advertising Costs
     Advertising costs are expensed as incurred. Advertising costs for fiscal years 2007, 2006 and 2005 were $140.0 million, $115.2 million and $86.5 million, respectively.
Interest Expense
     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold or otherwise charged to costs and expenses. Any interest expense not capitalized related to segments other than Financial Services and Home Building is included as a separate line item on the Statements of Consolidated Earnings.

	For the Years Ended March 31,
	2007	2006	2005
Total Interest Incurred	$482,401	$674,351	$480,310
Less — Interest Capitalized	(284,181)	(227,246)	(174,116)
Financial Services Interest Expense	(90,328)	(65,904)	(32,149)
Discontinued Operations (1)	(107,892)	(369,134)	(254,697)

Interest Expense, net	$—	$12,067	$19,348

Capitalized Interest Relieved to Home Building’s Costs and Expenses	$237,539	$169,887	$131,937

(1)	Includes Home Equity and International Home Building.
Income Taxes
     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are recognized for the consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company provides reserves for potential tax exposures based on estimates of its potential exposure with respect to the tax liabilities that may result from an audit. However, the outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. In instances when the Company reasonably estimates that either interest and/or penalties will be asserted and sustained by a taxing authority, penalties and interest are accrued in the financial statements (as a component of the income tax provision).
Earnings Per Share
     Basic earnings per share are computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding, including vested shares of restricted stock and vested restricted stock units under the long-term incentive plan. Diluted earnings per share are computed based upon the basic weighted-average number of shares plus the dilution of the stock options, unvested shares of restricted stock and unvested restricted stock units under the long-term incentive plan. Stock options, unvested shares of restricted stock and unvested restricted stock units under the long-term incentive plan are not considered in the diluted earnings per share calculation when the Company has a loss from continuing operations.

     The following table provides information on anti-dilutive options excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2007 and 2006 and 2005 (“fiscal year 2007,” “fiscal year 2006” and “fiscal year 2005”) (shares reflected in thousands):

	For the Years Ended March 31,
	2007	2006	2005
Average shares	3,820	1,515	1,160
Average option exercise price	$20.41	$57.37	$45.23
Cash and Cash Equivalents
     Cash equivalents represent highly liquid investments with an original maturity of three months or less when purchased.
Restricted Cash
     Restricted cash primarily consists of: (1) required cash balances for Harwood Street Funding I, LLC (“HSF-I”) and other structured finance arrangements, (2) cash restricted pursuant to insurance related regulatory requirements, and (3) customer deposits that are temporarily restricted in accordance with regulatory requirements. The restricted cash balances associated with HSF-I and other structured finance arrangements represent cash collateral associated with our warehoused mortgage loans. The changes in these restricted cash balances are reflected as financing activity in the Statements of Consolidated Cash Flows.
     Cash restricted pursuant to insurance related regulatory requirements includes the restricted cash of the Company’s title, property and casualty insurance operations, the restricted cash of a subsidiary that issues surety bonds, and cash restricted pursuant to the Company’s casualty insurance. Customer deposits are restricted as certain states, in which the Company operates, require it to restrict customers’ cash deposits until a home is closed. The Company is also required to restrict cash it receives from customers for future mortgage origination costs, including credit report fees and appraisal fees. The changes in these restricted cash balances are directly related to the Company’s operations and are therefore, classified as operating activity in the Statements of Consolidated Cash Flows.
Mortgage Loans
     Mortgage loans receivable consist of mortgage loans held for sale and construction loans. Mortgage loans held for sale represent mortgage loans originated by CTX Mortgage Company, LLC, which have been sold to and are currently held by HSF-I or will be sold to third parties. The carrying value of these loans designated as hedged is adjusted for changes in the fair value to the extent the hedge is deemed effective. Unhedged loans or loans hedged ineffectively are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current market conditions. Substantially all of the mortgage loans held for sale are delivered to third-party purchasers within three months after origination. These loans are subject to hedge instruments during the time they are held in inventory. Substantially all of the mortgage loans held for sale are pledged as collateral for secured financings.
     Construction loans are originated by CTX Mortgage Company, LLC and are carried at cost. CTX Mortgage Company, LLC enters into an agreement to finance a specified amount for the construction of a home. As construction of the home progresses, the customer draws on the committed amount. The Company anticipates that these construction loans will be converted into mortgage loans held for sale once the total commitment has been funded.
     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with mortgage loans originated based upon, among other factors, historical loss rates and current trends in loan originations. This liability includes losses associated with certain borrower payment defaults, credit quality issues, or misrepresentation and reflects management’s judgment of the loss exposure at the end of the reporting period.
     Although CTX Mortgage Company, LLC considers its reserves reflected in the Consolidated Balance Sheets at March 31, 2007 to be adequate, there can be no assurance that these reserves will prove to be sufficient over time to cover ultimate losses in connection with its loan originations. These reserves may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

Trade Accounts and Notes Receivable
     Trade accounts receivable primarily consist of funds in transit or in escrow for homes closed, insurance claims receivable, vendor rebate receivables and accrued interest and are net of an allowance for doubtful accounts. The allowance for doubtful accounts was $34.4 million and $2.4 million as of March 31, 2007 and 2006, respectively. Notes receivable at March 31, 2007 are collectible primarily over five years with $8.3 million being due within one year. The weighted-average interest rate on notes receivable at March 31, 2007 was 5.8%.
Housing Projects
     Housing projects are stated at cost (including direct construction costs, capitalized interest and real estate taxes), net of any impairment. The relief of capitalized costs is included in the Home Building costs and expenses in the Statements of Consolidated Earnings when related revenues are recognized. Housing projects include direct construction costs and land under development. A summary of these amounts is included in Note (C), “Inventories.”
     Home construction costs are accumulated on a specific identification basis. Under the specific identification basis, costs and expenses include all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each home paid to third parties. Land acquisition, land development and home construction costs do not include employee related compensation and benefit costs. The specific construction and allocated land costs of each home are included in direct construction. Allocated land acquisition and development costs are estimated based on the total costs expected in a project. Direct construction also includes amounts paid through the closing date of the home for construction materials and contractor costs, plus an accrual for estimated costs incurred but not yet paid, based on an analysis of budgeted construction costs. Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project; however, such costs are charged to expense for neighborhoods where all or substantially all homes have already been closed. Land acquisition and land development costs are included in land under development.
Land Held for Development and Sale
     Land held for development and sale primarily consists of deposits for land purchases, related acquisition costs and land that will not begin development in the next two years. To the extent the Company determines that it is probable it will not purchase a parcel of land, the deposit and related acquisition costs are charged to cost of sales. During the year ended March 31, 2007, $360.0 million of land deposits and pre-acquisition costs were written off as compared to $35.2 million during the year ended March 31, 2006. No significant write-offs of land deposits and pre-acquisition costs were recorded during the year ended March 31, 2005. Included in the cost of land sales and other were write-offs of option deposits and pre-acquisition costs that were classified as land held for development.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     In order to ensure the future availability of land for homebuilding, the Company enters into lot option purchase agreements with unaffiliated third parties. Under the option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. To the extent the Company does not exercise its option to purchase such land, the amount of the lot option deposit, any letters of credit, as well as development costs incurred to date, represent the Company’s maximum exposure to loss except in certain circumstances, which would not be material.
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
     The Company determines if it is the primary beneficiary of variable interest entities based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent on management’s estimates of the variability and probabilities of future land prices, the probabilities of expected cash flows and the entitlement risks related to the underlying land, among other factors. Based on this evaluation, if the Company is the primary beneficiary of those entities with which it has entered into land option agreements, the variable interest entity is consolidated. For purposes of consolidation, to the extent financial statements are available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests. See Note (C), “Inventories,” for further discussion on the results of the Company’s analysis of land option agreements.
     In addition to land options recorded pursuant to FIN 46, the Company evaluates land options in accordance with the provisions of SFAS No. 49, “Product Financing Arrangements” (“SFAS 49”). When the Company’s deposits and pre-acquisition development costs exceed certain thresholds, or the Company has determined it is likely it will exercise its option, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.
     In addition to the land options recorded pursuant to FIN 46 and SFAS 49 discussed above, the Company has other land option deposits for which the underlying asset is not consolidated. These land option agreements and related pre-acquisition costs are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”
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
     The Company defers recognition of its share of intercompany profits from joint ventures until realized in a third party transaction. For the years ended March 31, 2007, 2006 and 2005, our home building operations deferred $20.9 million, $26.9 million and $23.5 million, respectively, related to profits associated with the Company’s land purchases from joint ventures.
     For the year ended March 31, 2007, loss from unconsolidated entities and other includes $124.5 million of the Company’s share of joint venture impairments and losses associated with the decision to exit one joint venture.
Property and Equipment, net
     Property and equipment is carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the asset. The depreciable life for Buildings and Improvements is typically 20 years; depreciable lives for Machinery, Equipment and Other typically range from three to five years. Major renewals and improvements are capitalized and depreciated. Leasehold improvements are depreciated over the shorter of the estimated useful life or the life of the respective lease. Repairs and maintenance are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.
Impairment of Long-Lived Assets
     The Company assesses housing projects, land held for development and sale and property and equipment for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Land held for development and sale includes direct construction costs, capitalized interest, real estate taxes, deposits and pre-acquisition costs. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, sales rates and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of housing projects, land held for development and sale and property, plant and equipment is determined primarily based on estimated cash flows discounted for market risks associated with the long-lived assets. The Company recorded $323.9 million in impairments and other land write-offs to land under development during the year ended March 31, 2007. No significant land-related impairments were recorded during the years ended March 31, 2006 and 2005. See Note (C), “Inventories” for a discussion of land option write-offs.
Goodwill
     Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is subject to at least an annual assessment for impairment (conducted as of January 1), at the reporting unit level, by applying a fair value-based test. If the carrying amount exceeds the fair value, an impairment has occurred. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value. The Company had no impairment of goodwill in fiscal years 2007, 2006 or 2005. See further discussion of goodwill at Note (E), “Goodwill.”
Deferred Charges and Other
     Deferred charges and other are primarily composed of prepaid expenses, deposits, financing costs, investments, acquisition intangibles, and interest rate lock commitments.
Off-Balance Sheet Obligations
     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to facilitate homebuilding activities. Further discussion regarding these transactions can be found in Note (G), “Commitments and Contingencies.”
Insurance Accruals
     The Company has certain self-insured retentions and deductible limits under its workers’ compensation, automobile and general liability insurance policies. The Company establishes reserves for its self-insured retentions and deductible limits based on its historical claims and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. On an annual basis, the Company engages actuaries to assist in the evaluation and development of claim rates and required reserves for self insurance including reserves related to construction defects and general liability claims. The Company periodically assesses the adequacy of its insurance accruals and adjusts the amounts as necessary. Although the Company considers the insurance accruals reflected in its Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Expenses associated with insurance claims up to the Company’s deductible limits were $58.3 million, $63.3 million and $44.3 million for fiscal years 2007, 2006 and 2005, respectively. As of March 31, 2007 and 2006, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $184.5 million and $158.4 million, respectively.
Stock-Based Employee Compensation Arrangements
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

     The following information represents the Company’s grants of stock-based compensation to employees and directors prior to recognition of estimated forfeitures during the years ended March 31, 2007 and 2006:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant
For the year ended March 31, 2006	Stock Options	1,716.2	$39,301.2
	Stock Units	556.6	$31,926.9
	Restricted Stock	249.4	$14,551.1

For the year ended March 31, 2007	Stock Options	1,420.3	$28,603.0
	Stock Units	366.2	$19,955.4
	Restricted Stock	121.2	$6,379.9
     Stock units and restricted stock are recognized as compensation expense over the vesting period based on the fair market value of the Company’s stock on the date of grant. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model, and is recognized as compensation over the vesting period.
Statements of Consolidated Cash Flows – Supplemental Disclosures
     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidating Cash Flows have not been restated for discontinued operations. For further information on the sale of our construction services’ operations, sub-prime lending operations (“Home Equity”) and international homebuilding operations, see Note (O), “Discontinued Operations.” As a result, all construction services and international homebuilding cash flows are included with the Centex cash flows and all Home Equity cash flows are included with the Financial Services cash flows.
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Years Ended March 31,
	2007	2006	2005
Cash Paid for Interest	$469,133	$656,525	$460,012

Net Cash Paid for Taxes	$325,224	$772,153	$366,411

     As explained in Note (C), “Inventories,” pursuant to the provisions of FIN 46, as of March 31, 2007 and 2006, the Company consolidated $152.9 million and $653.3 million, respectively, of lot option agreements and recorded $14.8 million and $89.1 million, respectively, of deposits related to these options as land held under option agreements not owned. In addition, the Company recorded $79.4 million, net of deposits, as of March 31, 2007, of lot option agreements for which the Company’s deposits exceeded certain thresholds.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”), which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of the beginning of the Company’s fiscal year ending March 31, 2008, with the cumulative effect of the change recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and estimates that the cumulative effect will reduce retained earnings by approximately $225 million. Please refer to Note (J), “Income Taxes,” for additional information on tax contingencies.
     In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements were to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 was not material to the Company’s results of operations or financial position.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to achieve similar results. SFAS 159 will be effective for the Company as of April 1, 2008; however the Company may elect to adopt early, effective as of April 1, 2007, if such decision is made prior to the issuance of the Company’s financial statements for the three months ended June 30, 2007. The Company expects that the adoption of SFAS 159 will not have a material impact on its results of operations or financial position.
Reclassifications
     Certain prior year balances have been reclassified to conform to the fiscal year 2007 presentation, including reclassification of certain restricted cash balances to cash flows from financing activities, a reclassification of construction lending activity to cash flows from investing activities and reclassifications of discontinued operations.
(B) MORTGAGE LOANS
     Mortgage loans receivable consist of the following:

	As of March 31,
	2007	2006
Mortgage Loans Held for Sale	$1,314,219	$1,832,575
Construction Loans	379,910	296,963

Mortgage Loans Receivable	$1,694,129	$2,129,538

     As of March 31, 2007, CTX Mortgage Company, LLC is committed to fund $215.9 million in addition to the current construction loan balance. During the year ended March 31, 2007, the Company recorded a $6.9 million impairment against its construction loans receivable.

(C) INVENTORIES
Housing Projects and Land Held for Development and Sale
     A summary of housing projects is provided below:

	As of March 31,
	2007	2006
Direct Construction	$3,062,389	$3,221,759
Land Under Development	5,433,593	5,200,999

Housing Projects	$8,495,982	$8,422,758

     For the year ended March 31, 2007, the Company recorded $323.9 million in impairments, representing 88 neighborhoods and land investments, to land under development primarily due to challenging market conditions and, to a lesser extent, cost overruns. At March 31, 2007, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded during fiscal year 2007 was $460.6 million. No significant land-related impairments were recorded for the same period in the prior year.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At March 31, 2007, the Company had 259 land option agreements.
     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of 21 land option agreements at March 31, 2007. As a result, the Company recorded $152.9 million and $653.3 million as of March 31, 2007 and March 31, 2006, respectively, of land as inventory under the caption “land held under option agreements not owned,” with increases to minority interests and $161.2 million in other indebtedness at March 31, 2006.
     In addition to land options recorded pursuant to FIN 46, the Company recorded $90.5 million and $61.9 million as of March 31, 2007 and March 31, 2006, respectively, of land under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities related to 8 land option agreements. These land options were recorded in accordance with the provisions of SFAS 49.
     A summary of the Company’s deposits for land options and the total purchase price of such options is provided below:

	As of March 31,
	2007	2006
Cash Deposits included in:
Land Held for Development and Sale	$89,737	$232,676
Land Held Under Option Agreements Not Owned	38,642	102,672

Total Cash Deposits in Inventory	128,379	335,348
Letters of Credit	12,854	28,949

Total Invested through Deposits or Secured with Letters of Credit	$141,233	$364,297

Total Purchase Price of Land Option Agreements	$3,324,636	$9,930,154

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of March 31, 2007 and March 31, 2006, pre-acquisition development costs recorded to “land held for development and sale” were $48.0 million and $173.2 million, respectively.

     The Company writes off deposits and pre-acquisition costs when it determines it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $360.0 million, $35.2 million and $16.3 million for the years ended March 31, 2007, 2006 and 2005, respectively.
(D) PROPERTY AND EQUIPMENT
     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,
	2007	2006
Land, Buildings and Improvements	$79,717	$115,870
Machinery, Equipment and Other	263,999	231,584

	343,716	347,454
Accumulated Depreciation and Amortization	(207,544)	(169,446)

	$136,172	$178,008

     The Company had depreciation and amortization expense related to property and equipment of $47.5 million, $42.8 million, and $39.0 million for fiscal years 2007, 2006, and 2005, respectively.
(E) GOODWILL
     A summary of changes in goodwill by line of business for the years ended March 31, 2007 and 2006 are presented below:

	Home	Financial
	Building	Services	Other	Total

Balance as of March 31, 2005	$121,501	$11,737	$82,292	$215,530
Goodwill Acquired	—	—	2,198	2,198

Balance as of March 31, 2006	121,501	11,737	84,490	217,728
Goodwill Acquired	—	—	4,940	4,940
Goodwill Disposed	—	(2,785)	(841)	(3,626)

Balance as of March 31, 2007	$121,501	$8,952	$88,589	$219,042

     Goodwill for Other at March 31, 2007 and 2006 is related to the Company’s home services operations. In connection with the reorganization of the Company’s reporting segments at March 31, 2007, Home Building’s goodwill has been allocated on a relative fair value basis to each of the homebuilding operating segments. For additional information on the reorganization of the Company’s reporting segments, please refer to Note (I), “Business Segments.” A summary of Home Building’s goodwill by reporting segment as of March 31, 2007 is provided below:

East	$27,945
Southeast	29,160
Central	8,505
Texas	9,720
Northwest	21,870
Southwest	24,301
Other homebuilding	—

$121,501

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

	March 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
Short-term Debt:		Rate		Rate
Centex	$1,807	—%	$127,166	5.09%

Financial Services
Financial Institutions	428,144	5.56%	324,986	5.00%
Harwood Street Funding I, LLC Secured
Liquidity Notes	1,174,896	5.38%	1,692,229	4.84%

Consolidated Short-term Debt	1,604,847		2,144,381

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	170,000	5.61%	358,000	6.01%
Senior Notes, due through 2017	3,708,976	5.89%	3,208,762	5.79%
Other Indebtedness, due through 2018	23,642	6.57%	188,346	9.17%
Subordinated Debentures, due in 2007	—	—%	99,919	8.75%

	3,902,618		3,855,027

Financial Services
Harwood Street Funding I, LLC Variable-Rate
Subordinated Extendable Certificates, due through 2010	60,000	7.32%	60,000	6.83%

Consolidated Long-term Debt	3,962,618		3,915,027

Total Debt	$5,567,465		$6,059,408

     Centex’s short-term debt as of March 31, 2007 consisted of land and land-related acquisition notes of $1.8 million. Centex’s short-term debt as of March 31, 2006 consisted of commercial paper of $125.0 million and land and land-related acquisition notes of $2.2 million. As of March 31, 2006, other indebtedness included $161.2 million of debt at a weighted-average rate of 9.73% held by variable interest entities for which the Company determined it was the primary beneficiary and which was consolidated pursuant to FIN 46. Subsequent to March 31, 2006, there was a change in the ownership of the option contracts with these variable interest entities, after which the Company was no longer the primary beneficiary of these variable interest entities.

     The weighted-average interest rates for short-term and long-term debt during the years ended March 31, 2007, 2006, and 2005 were:

	For the Years Ended March 31,
	2007	2006		2005
Short-term Debt

Centex	5.35%	4.23%		2.05%
Financial Services	5.59%	4.04%		1.95%

Long-term Debt:

Centex
Medium-term Note Programs	6.00%	5.54	% (1)	5.41	% (1)
Senior Notes	5.89%	5.90%		6.47%
Other Indebtedness	6.07%	5.44%		5.22%
Subordinated Debentures	8.75%	8.56%		8.06%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.34%	5.85%		3.58%

(1)	Interest rates include the effects of an interest rate swap agreement.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 are:

		Financial
	Centex	Services	Total
2008	$526,783	$—	$526,783
2009	150,670	—	150,670
2010	225,222	60,000	285,222
2011	700,222	—	700,222
2012	349,231	—	349,231
Thereafter	1,950,490	—	1,950,490

	$3,902,618	$60,000	$3,962,618

     Under debt covenants contained in the Company’s multi-bank revolving credit facility, the Company is required to maintain compliance with certain financial covenants. Material covenants include a leverage, an interest coverage ratio and a minimum tangible net worth. At March 31, 2007, Centex was in compliance with all of these covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of March 31, 2007 are summarized below:

	Existing Credit
	Facilities	Available Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	493,147

	2,085,000	1,743,147	(1) (2)

Financial Services
Secured Credit Facilities	440,000	328,856	(3)
Mortgage Conduit Facilities	650,000	333,000	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,762,482

	4,090,000	2,424,338

	$6,175,000	$4,167,485

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of March 31, 2007, the $1.25 billion commercial paper program had no amounts outstanding. There have been no direct borrowings under this revolving credit facility since its inception.

(2)	Centex maintains a minimum of $100 million in unused committed credit at all times in conjunction with certain remaining surety bond obligations relating to Construction Services projects commenced prior to the sale of Construction Services on March 30, 2007. Following the sale of Construction Services, the purchaser is subject to an AA- (S&P), Aa3 (Moody’s) back-up indemnity, which indemnifies Centex Corporation against any loss under any such letter of credit.

(3)	CTX Mortgage Company, LLC maintains $440 million of secured, committed mortgage warehouse facilities.

(4)	A wholly-owned limited purpose subsidiary of CTX Mortgage Company, LLC maintains secured, committed facilities funded through commercial paper conduits to finance the purchase of certain mortgage loans from CTX Mortgage Company, LLC.
CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originates to HSF-I, pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At March 31, 2007, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of March 31, 2007, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to reduce credit risks associated with mortgage warehousing.
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
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $10.8 billion and $11.8 billion of mortgage loans to investors during the years ended March 31, 2007 and 2006, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $165.0 million, $164.8 million and $141.7 million for the years ended March 31, 2007, 2006 and 2005, respectively.
     Under the terms of HSF-I, the facility could terminate if the ratings of Centex Corporation were to fall below BB by S&P and Ba2 by Moody’s. In the event of termination, HSF-I would wind down through the sale of collateral in the normal course and no new purchases will be permitted. In the event CTX Mortgage Company, LLC is unable to finance its inventory of loans through HSF-I, it would draw on other existing credit facilities. In addition, Financial Services would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that Financial Services could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.
(G) COMMITMENTS AND CONTINGENCIES
Joint Ventures
     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land-related activities typically require substantial capital, and partnering with other homebuilders or developers and, to a lesser extent, financial partners, allows Home Building to share the risks and rewards of ownership and to provide broader strategic advantages.

     A summary of the Company’s Home Building joint ventures is presented below:

	As of March 31,
	2007	2006
Number of Active Joint Ventures (1)	49	44

Investment in Joint Ventures	$281,644	$307,756

Total Joint Venture Debt (2)	$1,000,599	$1,053,201

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$412,397	$388,428

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (3) (5)	$162,425	$228,603
Repayment Guarantee (4) (5)	12,055	8,136

Total Limited Recourse Debt	$174,480	$236,739

(1)	The number of active joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company is the managing member of 28 and 24 of the active joint ventures as of March 31, 2007 and March 31, 2006, respectively.

(2)	As of March 31, 2007 and March 31, 2006, 21 and 23, respectively, of the active joint ventures have outstanding debt.

(3)	The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, the Company has contributed additional capital in order to maintain loan to value requirements.

(4)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.

(5)	These amounts represent the Company’s maximum exposure related to the joint ventures’ debt at each respective date.
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

     A summary of the Company’s outstanding letters of credit and surety bonds as of March 31, 2007 and March 31, 2006 is presented below (dollars in millions):

	As of March 31, 2007			As of March 31, 2006
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$209.1	$1,542.3	(1)	$258.5	$1,342.0
Financial Services	0.7	10.7		0.7	9.9
Other	94.4	1.7		92.2	0.1
Discontinued Operations	38.1	4,161.8	(2)	37.3	4,398.7

	$342.3	$5,716.5		$388.7	$5,750.7

(1)	The Company estimates that $639.6 million of work remains to be performed on these projects.

(2)	After the sale of Construction Services, the Company remains responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $4.16 billion, although the risk of liability with respect to these surety bonds has declined as the relevant construction projects are performed. The Company estimates that $1.71 billion of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company has agreed to provide certain sureties with letters of credit of up to $100 million if its public debt ratings fall below investment grade. The purchaser of Construction Services has agreed to indemnify Centex against losses relating to such surety bond obligations, including amounts drawn under any such letters of credit. The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an AA- (S&P), Aa3 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is initially subject to a limit of $2 billion, which declines to $400 million over time and terminates in 2016.
Community Development and Other Special District Obligations
     A Community Development District or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes bond financing to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS No.5, “Accounting for Contingencies,” the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not future homeowners. At March 31, 2007, the Company had recorded $280.2 million in accrued liabilities for outstanding CDD obligations.
Warranties and Guarantees
     In the normal course of its business, the Company issues certain warranties and guarantees or makes certain representations related to its home sales, land sales and mortgage loan originations. The Company believes that it has established the necessary accruals for these representations, warranties and guarantees. See further discussion of our warranty liability below.
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

     Changes in Home Building’s contractual warranty liability are as follows:

	For the Years Ended March 31,
	2007	2006	2005
Balance at Beginning of Period	$47,199	$34,961	$16,683
Warranties Issued	42,422	53,036	49,348
Settlements Made	(45,228)	(40,173)	(31,070)
Change in Liability of Pre-Existing Warranties, Including Expirations	(100)	(625)	—

Balance at End of Period	$44,293	$47,199	$34,961

     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with mortgage loans originated. Changes in CTX Mortgage Company, LLC’s liability at March 31 are as follows:

	For the Years Ended March 31,
	2007	2006	2005
Balance at Beginning of Period	$18,500	$18,803	$25,045
Provisions for Losses	5,575	2,522	1,958
Settlements	(3,034)	(2,921)	(6,799)
Changes in Pre-Existing Reserves	1,648	(96)	(1,401)

Balance at End of Period	$22,689	$18,500	$18,803

Forward Trade and Interest Rate Lock Commitments
     Forward trade commitments represent the fair value of contracts with investors for delayed delivery of mortgage loans for which the Company agrees to make delivery (either directly or in its capacity as sole manager of HSF-I) at a specified future date at a specified price. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to mortgagors which are expected to close. Fair value is estimated using quoted market prices for current dealer commitments to purchase loans. At March 31, 2007, the Company had $381.2 million of commitments to deliver mortgages to investors against interest rate lock commitments. In addition, at March 31, 2007, the Company had commitments to deliver approximately $1.25 billion of mortgage loan inventory to investors.
     Interest rate lock commitments (IRLCs) represent the fair value of individual mortgagor agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. Fair value is estimated using quoted market prices on fixed loan commitments in the mortgage pipeline. At March 31, 2007, the Company had loan commitments to prospective mortgagors of $331.3 million.
     For additional information on forward trade commitments and interest rate lock commitments, please refer to Note (L), “Derivatives and Hedging.”
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
     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that Centex subsidiaries had completed or were building. Subsequently, the EPA limited its request to Home Building’s operations at 30 neighborhoods. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other neighborhoods have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building believes it has defenses to the allegations made by the EPA and is exploring methods of settling this matter. In any settlement, the Justice Department will want the Company to pay civil penalties and sign a consent decree affecting the Company’s storm water pollution prevention practices at construction sites.
     The Company previously reported the filing of a purported class action in August 2006 against the administrative committee of the Company’s profit sharing plan, the Company and certain of the Company’s current and former directors and officers in federal court in Dallas, Texas. The plaintiffs alleged breaches of fiduciary duty and violations of the Employee Retirement Income Security Act of 1974 in connection with investments by the profit sharing plan in shares of the Company’s common stock. In May 2007, the case was settled and dismissed, without any material amount being paid by the Company.
     The Company leases certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2008 — $68.8 million; 2009 - $56.0 million; 2010 — $45.0 million; 2011 — $32.7 million; 2012 — $29.5 million and thereafter - $55.1 million.
     Rental expense for the years ended March 31, 2007, 2006 and 2005 was $82.7 million, $71.3 million and $45.5 million, respectively.
(H) COMPREHENSIVE INCOME
     Comprehensive income is summarized below:

	For the Years Ended March 31,
	2007	2006	2005
Net Earnings	$268,366	$1,289,313	$1,011,364
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain on Hedging Instruments	7,036	263	24,615
Foreign Currency Translation Adjustments	72	(14,406)	8,969
Hedging Gain, net of Tax, Reclassified to Net Earnings	(15,738)	—	—
Foreign Currency Gain, net of Tax, Reclassified to Net Earnings	—	(48,354)	—

Comprehensive Income	$259,736	$1,226,816	$1,044,948

     The unrealized gain on hedging instruments represents the deferral in other comprehensive income (loss) of the unrealized gain on interest rate swap agreements designated as cash flow hedges. The foreign currency translation adjustments were reclassified to earnings from discontinued operations in connection with the sale of the Company’s international homebuilding operations. The accumulated other comprehensive income associated with Home Equity’s hedging gains were reclassified to earnings from discontinued operations and included in the gain on sale of Home Equity.
(I) BUSINESS SEGMENTS
     In fiscal year 2007, the Company completed the sale of Construction Services and Home Equity. For additional information regarding the sale of these entities, refer to Note (O), “Discontinued Operations.” The reduction in the Company’s portfolio of businesses has also resulted in changes in the Company’s internal organization. As a result of the recent changes in the Company’s organization, we have determined that the Company’s reporting segments have also changed. All prior year segment information has been revised to conform to the current year presentation.

     Within our homebuilding operations, the Company has determined that our operating segments are our divisions, which have been aggregated into seven reporting segments. The Company’s homebuilding reporting segments have operations located in the following states:
East: Georgia (Savannah only), Maryland, New Jersey, North Carolina, South Carolina and Virginia
Southeast: Florida, Georgia (Atlanta only) and Tennessee
Central: Indiana, Illinois, Michigan, Minnesota, Missouri, Ohio and Pennsylvania
Texas: Texas
Northwest: Colorado, Hawaii, Nevada (except Las Vegas), Northern California, Oregon, Washington
Southwest: Arizona, Southern California, Nevada (Las Vegas only), New Mexico
Other homebuilding (1)

(1)	Other homebuilding includes projects that the Company plans to build-out and liquidate, ancillary businesses (including framing, carpet and holding companies) conducting business in the following states: Florida, North Carolina, New Hampshire and Texas. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.
     The Company’s mortgage lending, title agency services and insurance products continue to represent one reporting segment, Financial Services. Our home team service operations have been combined with our Other segment.
     In connection with the change in the Company’s reporting segments at March 31, 2007, the Company has reclassified Home Building corporate general and administrative expenses from the Home Building line of business to the Other reporting segment consistent with the structure of the Company’s internal organization. Prior period amounts have been reclassified to conform to the current year presentation.
     As of March 31, 2007, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.
Home Building
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes and land or lots. In fiscal year 2007, approximately 80% of the homes closed were single-family, detached homes.
Financial Services
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $121.8 million, $104.1 million and $81.7 million in fiscal years 2007, 2006 and 2005, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.
Other
     The Company’s Other segment consists of corporate general and administrative expenses, including Home Building corporate-related general and administrative expenses. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting.

     The following are included in Other in the tables below:

	For the Years Ended March 31,
	2007	2006	2005
Operating Loss from Home Services Operations	$(4,013)	$(7,498)	$(15,856)
Operating Earnings from Investment Real Estate Operations	2,488	1,719	21,422
Corporate General and Administrative Expense	(185,585)	(279,172)	(249,360)
Interest Expense	—	(12,067)	(19,348)

	$(187,110)	$(297,018)	$(263,142)

	For the Year Ended March 31, 2007
	(Dollars in thousands)
		Earnings	Earnings (Loss)
		(Loss)	from
		from	Continuing
		Unconsolidated	Operations
		Entities and	Before Income
	Revenues	Other	Tax	Impairments	Write-offs
Home Building
East	$2,255,702	$2,859	$151,821	$63,023	$58,886
Southeast	1,686,003	9,481	108,902	51,321	30,286
Central	1,048,883	2,681	(54,231)	30,440	39,105
Texas	1,154,702	670	93,209	3,502	522
Northwest	2,121,669	(20,067)	112,824	61,119	66,845
Southwest	2,730,392	(44,560)	(179,995)	104,296	162,165
Other homebuilding	417,476	6,383	(27,177)	10,212	2,190

Total Home Building	11,414,827	(42,553)	205,353	323,913	359,999
Financial Services	468,001	—	84,530	6,919	—
Corporate & Other	131,739	—	(187,110)	—	—

Total	$12,014,567	$(42,553)	$102,773	$330,832	$359,999

	For the Year Ended March 31, 2006
	(Dollars in thousands)
		Earnings	Earnings (Loss)
		(Loss)	from
		from	Continuing
		Unconsolidated	Operations
		Entities and	Before Income
	Revenues	Other	Tax	Impairments	Write-offs
Home Building
East	$2,444,433	$7,983	$449,587	$—	$7,217
Southeast	1,983,837	4,522	373,908	—	3,544
Central	1,310,039	1,731	87,477	—	5,190
Texas	1,063,379	971	85,284	—	506
Northwest	2,143,852	62,337	496,764	—	8,175
Southwest	2,841,081	11,843	521,324	—	9,627
Other homebuilding	485,582	(3,389)	70,485	—	896

Total Home Building	12,272,203	85,998	2,084,829	—	35,155
Financial Services	462,223	—	84,465	—	—
Corporate & Other	117,438	—	(297,018)	—	—

Total	$12,851,864	$85,998	$1,872,276	$—	$35,155

	For the Year Ended March 31, 2005
	(Dollars in thousands)
			Earnings (Loss)
		Earnings	from
		from	Continuing
		Unconsolidated	Operations
		Entities and	Before Income
	Revenues	Other	Tax	Impairments	Write-offs
Home Building
East	$1,767,299	$8,490	$309,673	$—	$2,057
Southeast	1,359,364	1,639	217,921	—	1,649
Central	1,221,526	1,443	126,678	—	1,202
Texas	877,270	711	68,996	—	1,561
Northwest	1,529,474	54,184	339,993	—	2,987
Southwest	2,206,688	1,041	439,882	—	6,357
Other homebuilding	398,120	1,278	42,158	—	517

Total Home Building	9,359,741	68,786	1,545,301	—	16,330
Financial Services	421,653	—	95,972	—	—
Corporate & Other	152,888	—	(263,142)	—	—

Total	$9,934,282	$68,786	$1,378,131	$—	$16,330

	For the Years Ended March 31,
	(Dollars in thousands)
	2007		2006
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,477,904	$1,663,815	$1,563,928	$1,734,864
Southeast	1,703,614	1,821,660	1,489,549	1,643,459
Central	606,508	652,799	737,665	779,933
Texas	605,200	630,396	581,312	596,512
Northwest	1,725,847	1,829,961	1,696,121	1,821,314
Southwest	2,112,369	2,304,415	2,389,563	2,613,515
Other homebuilding	704,868	1,212,444	1,191,796	1,632,276

Total Home Building	8,936,310	10,115,490	9,649,934	10,821,873
Financial Services	8,747	1,920,908	6,254	2,327,267
Corporate & Other	6,022	1,169,361	5,361	316,718

Total	$8,951,079	$13,205,759	$9,661,549	$13,465,858

(J) INCOME TAXES
     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2007	2006	2005
Current Provision
Federal	$317,597	$615,642	$489,653
State	45,612	97,381	80,707

	363,209	713,023	570,360

Deferred Provision (Benefit)
Federal	(216,607)	(35,685)	(53,437)
State	(32,049)	(12,151)	(24,600)

	(248,656)	(47,836)	(78,037)

Provision for Income Taxes	$114,553	$665,187	$492,323

     The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,
	2007	2006	2005
Earnings from Continuing Operations Before Income Taxes	$102,773	$1,872,276	$1,378,131

Income Taxes at Statutory Rate	$35,970	$655,297	$482,349
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	8,819	54,968	35,995
U.S. Government Tax Refund	—	(28,101)	—
Change in Valuation Allowance	—	—	(39,278)
Change in Reserve for Tax Contingencies	65,480	(5,860)	19,435
Other	4,284	(11,117)	(6,178)

Provision for Income Taxes	$114,553	$665,187	$492,323

Effective Tax Rate	111%	36%	36%
     Components of deferred income taxes are as follows:

	As of March 31,
	2007	2006
Deferred Tax Assets
Deferred Compensation	$71,326	$55,950
Land Impairments and Option Write-offs	136,569	9,837
Uniform Capitalization for Tax Reporting	58,452	59,961
Accrued Liabilities	172,552	120,948
Partnership Reporting Differences	70,960	19,486
All Other	4,752	4,672

Total Deferred Tax Assets	514,611	270,854

Deferred Tax Liabilities
Excess Tax Depreciation and Amortization	23,825	25,617
Installment Sale Reporting	—	3,820
All Other	972	4,396

Total Deferred Tax Liabilities	24,797	33,833

Net Deferred Tax Assets	$489,814	$237,021

     During the fiscal year ended March 31, 2007, the Company recorded a tax provision of $114.6 million as compared to the previous fiscal year’s tax provision of $665.2 million. The Company’s effective tax rate for fiscal year 2007 was 111% as compared to the previous year’s effective tax rate of 36%.
     During the current fiscal year, the Company increased its reserve for tax contingencies (including interest and penalties, if applicable) resulting in a tax provision of $65.5 million. Excluding the effect of the adjustment to tax reserves, the Company’s effective tax rate for the twelve months was 48% as compared to 36% for the same period in the previous year. The increase in the effective tax rate primarily results from the net impact of various permanent tax differences compared to the decrease in earnings from continuing operations. Additionally, the effective tax rate increased as compared to the previous year due to a nonrecurring tax benefit in fiscal year 2006 of $28.1 million resulting from a payment received from the U.S. Treasury that was, effectively, a tax refund.
     As previously noted, the Company recorded an adjustment to its tax provision during the fiscal year ended March 31, 2007 to increase its reserve for tax contingencies. The additional reserve primarily relates to proposed IRS adjustments concerning the Company’s use of certain net operating losses in its 2001 through 2004 tax returns. The Company has recognized approximately $200 million of tax benefits related to these net operating losses in its previously filed tax returns. The Company’s reserves for tax contingencies are based on estimates of its potential exposure with respect to the tax liabilities that may result from such audits. However, the outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. In instances when the Company estimates that either interest and/or penalties will be asserted and sustained by a taxing authority, penalties and interest are accrued in the financial statements (as a component of the income tax provision). The Company believes that its tax return positions are supported and will vigorously dispute these proposed adjustments.
(K) CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS
Stockholder Rights Plan
     On October 2, 1996, the Board of Directors of the Company adopted a stockholder rights plan (“Plan”). In connection with the Plan, the Board authorized and declared a dividend of one right (“Right”) for each share of Common Stock of the Company to all stockholders of record at the close of business on October 15, 1996. The Rights expired in accordance with their terms on October 12, 2006.
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
     A summary of the activity of the stock option plans as of March 31, 2007, and changes during the year then ended is presented below (dollars in thousands, except per share data):

	For the Year Ended March 31, 2007
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
Options Outstanding, Beginning of Year	12,361,056	$28.49
Options Granted at Fair Market Value	1,470,049	$40.77
Options Exercised	(2,507,870)	$25.03
Options Cancelled	(549,451)	$54.65

Options Outstanding, End of Year	10,773,784	$31.45	2.8	$111,293

Options Exercisable, End of Year	9,475,817	$28.25	2.5	$128,208

Shares Available for Future Stock Option Grants, End of Year	2,912,055

Weighted-Average Fair Value of Options Granted During the Year	$20.14

     A summary of the activity of the stock option plans for the years ended March 31, 2006 and 2005 is presented below (dollars in thousands, except per share date):

	For the Years Ended March 31,
	2006		2005
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Options Outstanding, Beginning of Year	14,042,776	$23.22	17,197,357	$19.09
Options Granted at Fair Market Value	1,716,209	$57.36	1,828,230	$45.30
Options Exercised	(3,290,472)	$20.59	(4,952,134)	$17.00
Options Cancelled	(107,457)	$42.04	(30,677)	$28.17

Options Outstanding, End of Year	12,361,056	$28.49	14,042,776	$23.22

Options Exercisable, End of Year	10,620,005	$24.57	11,121,137

Shares Available for Future Stock Option Grants, End of Year	4,035,310		6,365,554

Weighted-Average Fair Value of Options Granted During the Year	$22.90		$17.25
     The total intrinsic value of options exercised during the years ended March 31, 2007, 2006 and 2005 was $70.5 million, $163.0 million and $192.2 million, respectively.
     A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the year ended March 31, 2007 is presented below:

	As of March 31, 2007
		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at March 31, 2006	855,810	$51.52
Granted	487,395	$54.03
Vested	(722,945)	$50.31
Forfeited	(104,120)	$54.80

Nonvested at March 31, 2007	516,140	$55.47

     As of March 31, 2007, there was $58.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the years ended March 31, 2007, 2006 and 2005 was $64.9 million, $68.7 million and $49.1 million, respectively.
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,
	2007		2006	2005
	All Others	Directors
Expected Volatility	36.7%	38.8%	41.8%	44.2%
Risk-Free Interest Rate	5.0%	4.8%	3.8%	3.7%
Dividend Yield	0.3%	0.3%	0.3%	0.4%
Expected Life (Years)	4.5	5.4	4.7	4.0

     The following table summarizes information about equity compensation plans, other than tax qualified plans, as of March 31, 2007:

				(c)
				Number of securities
		(a)		remaining available for
		Number of securities	(b)	future issuance under
		to be issued upon	Weighted-average	equity compensation
		exercise of	exercise price of	plans [excluding
		outstanding options,	outstanding options,	securities reflected in
Plan Category	Plan	warrants and rights	warrants and rights	column (a)]
Equity Compensation Plans	1987	2,341,728	$15.37	—
Approved by	2001	2,103,824	$43.12	175,135
Stockholders	2003	2,041,118	$53.02	2,736,920

Equity Compensation Plans	1998	4,287,114	$24.22	—
not Approved by	Long Term
Stockholders	Incentive Plan	1,312,234	$—	138,058

Total		12,086,018	$31.45 (1)	3,050,113

(1)	Weighted-average exercise price excludes any items with an exercise price of $0.
     See the discussion of the 1987 Plan, 1998 Plan, 2001 Plan and 2003 Plan above. The Company also grants stock units, which are converted into shares of Centex Common Stock at payout, to certain employees under its Long Term Incentive Plan. Pursuant to the Long Term Incentive Plan, participants may receive awards of restricted stock units representing the right to receive an equal number of shares of Centex Common Stock at the time the award is paid. Awards vest over a three-year period or upon a change in control, as defined in such Plan, and are generally paid upon the earlier of seven years or retirement, although the Compensation Committee is permitted to make an early payout at its discretion. The Company also issues restricted stock under the 2001 Plan and issues stock awards, restricted stock, stock units and performance awards under the 2003 Plan. At March 31, 2007, there were 423,045 shares of restricted stock outstanding. The fair value of each restricted stock unit and restricted stock award was calculated using the closing stock price on the date of grant.
Employee Benefit Plans
     Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s profit sharing plans. The plans operate on a calendar year. The aggregate cost of these plans to the Company was $11.9 million in fiscal year 2007, $34.3 million in fiscal year 2006 and $28.7 million in fiscal year 2005.
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
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of $2.6 million and $20.9 million for the years ended March 31, 2007 and 2006, respectively.

Other Derivatives
     Financial Services, through CTX Mortgage Company, LLC, enters into IRLCs with its customers under which CTX Mortgage Company, LLC agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.
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
     The net change in the estimated fair value of other derivatives resulted in a loss of $1.9 million and a gain of $1.0 million for the years ended March 31, 2007 and 2006, respectively.
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
     The consolidated carrying values of cash and cash equivalents, restricted cash, other receivables, accounts payable and accrued liabilities, forward trade commitments, IRLCs and short-term debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,
	2007			2006
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Financial Assets
Mortgage Loans Receivable	$1,694,129	$1,695,182	(1)	$2,129,538	$2,132,286	(1)
Financial Liabilities
Centex Long-term Debt	$3,902,618	$3,849,083	(2)	$3,855,027	$3,847,383	(2)
Financial Services Long-term Debt	$60,000	$58,688	(2)	$60,000	$60,093	(2)

(1)	Fair values are based on quoted market prices for similar instruments.

(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.
(N) OFF-BALANCE SHEET OBLIGATIONS
     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (G), “Commitments and Contingencies.”
(O) DISCONTINUED OPERATIONS
     Over the last several fiscal years, the Company has completed the sale of its international homebuilding operations, Home Equity and Construction Services to unrelated third parties. Prior to their sale, the Company’s international homebuilding operations were included in the Home Building segment, Home Equity was included in the Financial Services segment and Construction Services was a separate reporting segment. International Home

Building, Home Equity and Construction Services were reclassified to discontinued operations in September 2005, March 2006 and March 2007, respectively. All prior period information has been reclassified to be consistent with the March 31, 2007 presentation. A brief summary of each transaction is provided below.
International Home Building
     In September 2005, the Company sold its international homebuilding operations. The sales price was based on international homebuilding operations’ net assets as defined in the sale and purchase agreement. In December 2005, the sales price was adjusted based upon the international homebuilding operations’ net asset value, as defined as of the closing date. Total cash proceeds received in the sale were $318.7 million. Net proceeds received on the disposition of the international homebuilding operations may be adjusted based upon the filing of its statutory tax return. Additionally, the Company has indemnified the purchaser for certain contingencies. The Company does not believe such contingencies would be material to the Company’s results of operations or financial position. The net loss on sale of these operations is summarized below:

Sales Proceeds	$318,717
Assets Sold	(632,956)
Liabilities Assumed by Buyer	118,951
Long-term Debt Assumed by Buyer	153,434
Cumulative Foreign Currency Gain	48,354

Pre-tax Gain on Sale	6,500
Income Tax Expense	(15,660)

Net Loss on Sale	$(9,160)

Home Equity
     On July 11, 2006, the Company sold Home Equity and received $518.5 million in cash, net of related expenses and as adjusted for the settlement of post-closing adjustments, which included the repayment of certain intercompany amounts. The purchase price was based on the book value of Home Equity, plus a premium calculated in accordance with agreed upon formulas and procedures. The purchase price is also subject to an adjustment based upon the volume of mortgage loans originated by Home Equity during a two-year period after the closing date (the “Volume Incentive Adjustment”) as described below.
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
     Additionally, the Company has indemnified the purchaser of Home Equity for certain contingencies. The Company does not believe such contingencies will be material to the Company’s results of operations or financial position. The net gain on sale recorded in connection with the sale of Home Equity is summarized below:

Sales and Related Proceeds, net of Related Expenses	$518,500
Assets Sold	(400,706)
Intercompany Liability Paid by Buyer	(11,795)
Deferred Income	(6,100)
Hedging Gain	25,466

Pre-tax Gain on Sale	125,365
Income Tax Expense	(50,390)

Net Gain on Sale	$74,975

Construction Services
     On March 30, 2007, the Company sold Construction Services and received $344.8 million in cash, net of related expenses and as adjusted for the estimated settlement of post-closing adjustments. In connection with the sale, all intercompany accounts with Construction Services were repaid and settled. As a result of the sale, Construction Services is no longer a subsidiary of Centex and has changed its name to Balfour Beatty Construction Group, Inc.
     The Company will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period (the “Additional Payments”). The Additional Payments will be made in connection with an election with respect to this transaction pursuant to Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”). If the Code is amended so that the purchaser is no longer entitled to the benefits of the Section 338(h)(10) election, the amount of the Additional Payments will be subject to change to ensure that any subsequent payments to be made by the purchaser do not exceed 50% of the tax benefits to be realized by it thereafter as a result of such election. The Additional Payments are an unsecured receivable from the purchaser that was not recorded in connection with the sale of Construction Services. As the Additional Payments are received in future periods, the amounts will be reflected in the Consolidated Statement of Earnings.
     The stock purchase agreement provides for a post-closing adjustment, which is intended to reflect a final calculation of among other things, the final stockholder’s equity balance of Construction Services immediately prior to its sale. In connection with the sale, Construction Services was required to pay a dividend to Centex equal to its stockholder’s equity. The effect of the post-closing adjustment has been estimated in the Company’s calculation of the gain on sale of Construction Services, but is subject to change. A summary of the Company’s calculation of the gain on sale of Construction Services is below:

Sales and Related Proceeds, net of Related Expenses	$344,752
Assets Sold	—

Pre-tax Gain on Sale	344,752
Income Tax Expense	(131,695)

Net Gain on Sale	$213,057

Summarized Financial Information
     Earnings from discontinued operations include: the financial information for entities included in discontinued operations, the gains (losses) on the sale of such entities, intercompany eliminations between entities in discontinued operations and entities in continuing operations, and certain general and administrative expenses incurred in the sale of such entities. The following tables provide summarized information for entities included in discontinued operations:

	As of March 31,
	2007	2006 (1)
Assets
Cash and Cash Equivalents	$—	$4,605
Restricted Cash	—	279,210
Mortgage Loans Held for Investment	—	6,867,658
Construction Contracts	—	361,393
Receivables	—	169,793
Investments in Joint Ventures	—	2,628
Property and Equipment, net	—	22,489
Deferred Income Taxes	—	71,043
Goodwill	—	1,007
Mortgage Securitization Residual Interest	—	56,831
Deferred Charges and Other, net	—	62,484

	$—	$7,899,141

Liabilities
Accounts Payable and Accrued Liabilities	$—	$647,807
Notes Payable	—	1,095,905
Long-term Debt	—	5,835,454
Minority Interests	—	1,527

	$—	$7,580,693

	For the Years Ended March 31,
	2007 (1)	2006 (2)	2005 (2)
Revenues	$2,278,181	$2,606,746	$2,925,413
Costs and Expenses	(2,296,394)	(2,451,294)	(2,731,803)
Earnings from Unconsolidated Entities and Other	975	1,174	2,028

Earnings (Loss) Before Income Taxes	(17,238)	156,626	195,638
Benefit (Provision) for Income Taxes	9,352	(65,242)	(70,082)
Gain (Loss) on Sale, net of Tax	288,032	(9,160)	—

	$280,146	$82,224	$125,556

(1)	Includes Construction Services and Home Equity.

(2)	Includes Construction Services, Home Equity and International Home Building.
Significant Accounting Policies Related to Discontinued Operations
Mortgage Loans Held for Investment
     Mortgage loans held for investment represented mortgage loans originated by Home Equity, which were securitized and recorded as secured borrowings in the financial statements using the portfolio method. These mortgage loans were stated at cost less an allowance for losses. Home Equity established an allowance for losses by recording a provision for losses when it believed a loss had occurred. When Home Equity determined that a mortgage loan held for investment was partially or fully uncollectible, the estimated loss was charged against the allowance for losses. Recoveries on losses previously charged to the allowance were credited to the allowance at the time the recovery was collected.

     Changes in the allowance for losses on mortgage loans held for investment were as follows:

	For the Years Ended March 31,
	2006	2005
Balance at Beginning of Period	$85,302	$56,358
Provision for Losses	94,319	98,801
Losses Sustained, net of Recoveries of $1,499 and $1,226	(80,245)	(69,857)

Balance at End of Period	$99,376	$85,302

Allowance as a Percentage of Gross Loans Held for Investment	1.4%	1.1%
Allowance as a Percentage of 90+ Days Contractual Delinquency	41.0%	44.2%
90+ Days Contractual Delinquency (based on months)
Total Dollars Delinquent	$242,241	$192,835
% Delinquent	3.5%	2.4%
Revenue Recognition — Construction Services
     Long-term construction contract revenues were recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision was made for any anticipated losses. Billings for long-term construction contracts were rendered monthly, including the amount of retainage withheld by the customer until contract completion. As a general contractor, the Company withholds similar retainages from each subcontractor.
     Claims related to long-term construction contracts were recognized as revenue only after management had determined that the collection was probable and the amount could be reliably estimated. There were no claims included in revenues for the fiscal years ended March 31, 2007 and 2006 and 2005.

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES:
     We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries (Centex Corporation) as of March 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note (A) to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” using the modified-prospective transition method.
     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating details appearing in conjunction with the consolidated balance sheet and cash flow statement of Centex Corporation are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centex Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
May 21, 2007 expressed an unqualified opinion thereon.
Dallas, Texas

May 21, 2007

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.
     Our management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Centex Corporation and subsidiaries (Centex Corporation) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centex Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Centex Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Centex Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Centex Corporation and subsidiaries and our report dated May 21, 2007 expressed an unqualified opinion thereon.
Dallas, Texas
May 21, 2007

Quarterly Results (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Quarters Ended 2007 and 2006
	Q1	Q2	Q3	Q4
2007
Revenues	$2,803,900	$2,815,588	$2,726,216	$3,668,863
Gross Profit (Loss)	$267,795	$132,148	$(253,403)	$(1,214)

Earnings (Loss) from Continuing Operations	$172,428	$80,422	$(242,345)	$(22,285)
Earnings (Loss) from Discontinued Operations, net of Taxes	(12,171)	56,978	14,199	221,140

Net Earnings (Loss)	$160,257	$137,400	$(228,146)	$198,855

Earnings (Loss) from Continuing Operations Per Share
Basic	$1.41	$0.67	$(2.02)	$(0.18)
Diluted	$1.37	$0.65	$(2.02)	$(0.18)
Net Earnings (Loss) Per Share
Basic	$1.31	$1.15	$(1.90)	$1.65
Diluted	$1.27	$1.11	$(1.90)	$1.65
Average Shares Outstanding
Basic	121,969,085	119,634,303	119,935,522	120,627,559
Diluted	126,233,469	123,504,535	119,935,522	120,627,559

2006
Revenues	$2,536,875	$3,039,353	$3,145,507	$4,130,129
Gross Profit	$323,891	$444,713	$445,680	$571,994

Earnings from Continuing Operations	$209,264	$318,901	$309,964	$368,960
Earnings from Discontinued Operations, net of Taxes	24,406	15,629	19,380	22,809

Net Earnings	$233,670	$334,530	$329,344	$391,769

Earnings from Continuing Operations Per Share
Basic	$1.63	$2.48	$2.45	$2.99
Diluted	$1.56	$2.37	$2.35	$2.86
Net Earnings Per Share
Basic	$1.82	$2.60	$2.60	$3.17
Diluted	$1.74	$2.49	$2.49	$3.04
Average Shares Outstanding
Basic	128,672,028	128,565,026	126,572,663	123,622,796
Diluted	134,584,442	134,526,936	132,077,763	128,732,705

(1)	The quarterly results presented in this table for the periods covered by the financial statements included in this Report and all prior periods have been adjusted to reflect Construction Services (sold in March 2007), Home Equity (sold in July 2006) and International Homebuilding (sold in September 2005) as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A .	CONTROLS AND PROCEDURES
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     For management’s and independent registered public accounting firm’s reports on internal controls over financial reporting, see the financial statements and supplementary data to this Report.

ITEM 9B .	OTHER INFORMATION
     Not applicable.
PART III

ITEM 10 .	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The section of our Proxy Statement for our Annual Meeting to be held on July 12, 2007, which we refer to as the 2007 Proxy Statement, captioned “Election of Directors and Related Matters” identifies the members of the Board of Directors of the Company and nominees, and is incorporated in this Item 10 by reference. Information about the executive officers of the Company is contained in Item 4A of Part I of this Report and is incorporated herein by reference.
     The section of the 2007 Proxy Statement captioned “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated in this Item 10 by reference.
     The policies comprising Centex’s code of conduct are set forth in the Company’s code of ethics manual, “The Centex Way: A Guide to Decision-Making on Business Conduct Issues.” These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The code of ethics manual is published on the corporate governance section of the Company’s web site at www.centex.com. The Board will not permit any waiver of any ethics policy for any director or executive officer.
     The section of the 2007 Proxy Statement captioned “Election of Directors and Related Matters - Board Committees” identifies members of the Audit Committee of the Board of Directors and audit committee financial experts, and is incorporated in this Item 10 by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     The information in the sections of the 2007 Proxy Statement captioned “Executive Compensation,” “Election of Directors and Related Matters — Board Compensation,” “Election of Directors and Related Matters” and “Election of Directors and Related Matters — What Corporate Governance Means at Centex” is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information in the section of the 2007 Proxy Statement captioned “Stock Ownership” is incorporated in this Item 12 by reference. Information called for by this item relating to securities authorized for issuance under equity compensation plans is included in Note (K), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements, and is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information in the sections of the 2007 Proxy Statement captioned “Election of Directors and Related Matters — Director Independence,” “Election of Directors and Related Matters — What Corporate Governance Means at Centex,” and “Certain Relationships and Related Transactions” is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information in the section of the 2007 Proxy Statement captioned “Appointment of Independent Auditors” is incorporated in this Item 14 by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Report:
1.	Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007, together with the accompanying Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm of this Report.

2.	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (1) of this Item 15.

3.	Exhibits

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits of this Report.

INDEX TO EXHIBITS

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended	Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.2	Amended and Restated By-Laws of Centex dated May 10, 2007	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated May 16, 2007

4.1	Specimen Centex common stock certificate	Exhibit 4.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

4.5	Indenture, dated October 1, 1998, between Centex and U.S. Bank National Association (as successor to JPMorgan Chase Bank, N.A.)	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated October 21, 1998

4.6	Indenture, dated March 12, 1987, between Centex and JPMorgan Chase Bank, N.A. (formerly Texas Commerce Bank National Association)	Exhibit 4.5 to Amendment No. 1 to Centex’s Registration Statement on Form S-3 (File No. 333-72893), filed on May 14, 1999

4.7	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as exhibits 4.5 and 4.6, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.2	Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (“1998 Stock Option Plan”)*	Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.2a	Form of stock option agreement for 1998 Stock Option Plan*	Exhibit 10.2a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.3	Amended and Restated Centex Corporation 2001 Stock Plan (“2001 Stock Plan”)*	Exhibit 10.3 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.3a	Form of stock option agreement for 2001 Stock Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 16, 2007

10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Exhibit 10.3b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.4	Amended and Restated Centex Corporation Long Term Incentive Plan (“LTIP”)*	Exhibit 10.5 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.4a	Form of award agreement for LTIP*	Filed herewith

10.5	Centex Corporation 2003 Annual Incentive Compensation Plan*	Exhibit 10.13 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.5a	Form of award agreement for incentive compensation (2006)*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.6	Amended and Restated Centex Corporation 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”)*	Exhibit 10.4 to Centex’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2006

10.6a	Form of stock option agreement for 2003 Equity Incentive Plan*	Filed herewith

10.6b	Form of stock unit agreement for 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated May 16, 2007

10.6c	Form of restricted stock agreement for 2003 Equity Incentive Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 16, 2007

10.6d	Form of non-employee director stock option agreement for 2003 Equity Incentive Plan*	Exhibit 10.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.6e	Form of non-employee director restricted stock agreement for 2003 Equity Incentive Plan*	Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.7	Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.8 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003

10.7a	First amendment to Amended and Restated Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.5 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 4 to Centex’s Registration Statement on Form S-8 (File No. 333-37956) filed on May 26, 2000

10.9	Amended and Restated Centex Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”)*	Exhibit 10.9 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006

10.9a	Form of deferred compensation agreement for Executive Deferred Compensation Plan*	Filed herewith

10.10	Outside Director Compensation Plan*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated May 16, 2006

10.11	Centex Corporation Executive Severance Policy*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated June 8, 2006

10.12	Centex Corporation Salary Continuation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.13	Centex Comprehensive Medical Plan*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.14	Consulting Agreement, dated as of March 31, 2002, between Centex and David W. Quinn*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.15	Termination Agreement, dated as of March 31, 2004, between Centex and David W. Quinn*	Exhibit 10.12 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.16	Agreement, dated as of February 23, 2006, between Centex and Leldon E. Echols*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 24, 2006

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.17	Executive Separation Agreement, between Andrew J. Hannigan and Centex Homes effective March 30, 2007*	Exhibit 99.2 to Centex’s Current Report on Form 8-K dated April 3, 2007

10.18	Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.15 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.19	Amendment No. 1 to Distribution Agreement between Centex, Cavco Industries L.L.C. and Cavco Industries, Inc.	Exhibit 10.19 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.20	Administrative Services Agreement between Centex Service Company and Cavco Industries, Inc.	Exhibit 10.16 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.21	Tax Sharing Agreement between Centex and affiliates and Cavco Industries, Inc.	Exhibit 10.17 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.22	Agreement to Assign Trademark Rights and Limited Consent to Use Centex Trademarks between Centex and Cavco Industries, Inc.	Exhibit 10.18 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.23	Amended and Restated Distribution Agreement, dated as of November 4, 2003, between Centex and Centex Construction Products, Inc.	Exhibit 99.1 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

10.24	Amended and Restated Agreement and Plan of Merger, dated as of November 4, 2003, among Centex, ARG Merger Corporation and Centex Construction Products, Inc.	Exhibit 99.2 to Amendment No. 3 to Centex’s Schedule 13D filed on November 5, 2003

10.25	Credit Agreement, dated July 1, 2005 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 1, 2005

10.25a	First Amendment to Credit Agreement, dated May 25, 2006 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated June 1, 2006

10.26	Securities Purchase Agreement, dated as of March 30, 2006, among Centex Home Equity Company, LLC, Centex Financial Services, LLC and FIF HE Holdings, LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules to the foregoing Securities Purchase Agreement are not filed herewith. The Securities Purchase Agreement identifies such schedules, including the general nature of their content. Centex undertakes to provide such schedules to the Securities and Exchange Commission upon request.	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 4, 2006

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
10.27	Amendment No. 1 to Securities Purchase Agreement, dated as of July 11, 2006, among Centex Home Equity Company, LLC, Centex Financial Services, LLC and FIF HE Holdings, LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules to the foregoing Amendment No. 1 to Securities Purchase Agreement are not filed herewith. The Amendment No. 1 to Securities Purchase Agreement identifies such schedules, including the general nature of their content. Centex undertakes to provide such schedules to the Securities and Exchange Commission upon request.	Exhibit 2.2 to Centex’s Current Report on Form 8-K dated July 14, 2006

10.28	Amendment No. 2 to Securities Purchase Agreement among Centex Financial Services, LLC, Nationstar Mortgage LLC and FIF HE Holdings, LLC, dated as of December 20, 2006.	Exhibit 2.3 to Centex’s Current Report on Form 8-K dated December 22, 2006

10.29	Stock Purchase Agreement, dated as of January 31, 2007, among Centex Construction Group, Inc., Centex Corporation, Balfour Beatty, Inc. and Balfour Beatty plc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules to the foregoing Stock Purchase Agreement are not filed herewith. The Stock Purchase Agreement identifies such schedules, including the general nature of their content. Centex undertakes to provide such schedules to the Securities and Exchange Commission upon request.	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 6, 2007

10.30	Form of Director Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 14, 2006

10.31	Form of Change of Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 14, 2006

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries of Centex	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney	Filed herewith

31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference
32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

May 21, 2007	By:	/s/ TIMOTHY R. ELLER Timothy R. Eller, Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 21, 2007	By:	/s/ TIMOTHY R. ELLER Timothy R. Eller, Chairman of the Board and
Chief Executive Officer (principal executive officer)

May 21, 2007	By:	/s/ CATHERINE R. SMITH Catherine R. Smith, Executive Vice President and
Chief Financial Officer (principal financial officer)

May 21, 2007	By:	/s/ MARK D. KEMP Mark D. Kemp, Senior Vice President — Controller
(principal accounting officer)

Directors:	Barbara T. Alexander, Juan L. Elek, Timothy R. Eller,
Ursula O. Fairbairn, Thomas J. Falk, Clint W. Murchison, III,
Frederic M. Poses, James J. Postl, David W. Quinn,
Matthew K. Rose and Thomas M. Schoewe

May 21, 2007	By:	/s/ TIMOTHY R. ELLER Timothy R. Eller,
Individually and as
Attorney-in-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.