Form 10-Q
period 2007-06-30
CENTEX CORP
filed 2007-08-01
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation) 75-0778259
(I.R.S. Employer Identification No.)

2728 N. Harwood, Dallas, Texas 75201 (Address of principal executive offices) (Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ✓      Accelerated filer         Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 20, 2007: 120,891,046 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
June 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,
	2007	2006
Revenues
Home Building	$1,803,820	$2,649,837
Financial Services	97,966	122,741
Other	39,629	31,322

	1,941,415	2,803,900

Costs and Expenses
Home Building	1,955,546	2,348,592
Financial Services	82,997	99,654
Other	33,495	33,089
Corporate General and Administrative	44,981	54,770

	2,117,019	2,536,105

Earnings (Loss) from Unconsolidated Entities	(20,053)	10,668

Earnings (Loss) from Continuing Operations Before Income Taxes	(195,657)	278,463
Income Tax (Benefit) Provision	(64,322)	106,035

Earnings (Loss) from Continuing Operations	(131,335)	172,428
Earnings (Loss) from Discontinued Operations, net of Tax Provision (Benefit) of $2,087 and $(7,413)	3,376	(12,171)

Net Earnings (Loss)	$(127,959)	$160,257

Basic Earnings (Loss) Per Share
Continuing Operations	$(1.08)	$1.41
Discontinued Operations	0.03	(0.10)

	$(1.05)	$1.31

Diluted Earnings (Loss) Per Share
Continuing Operations	$(1.08)	$1.37
Discontinued Operations	0.03	(0.10)

	$(1.05)	$1.27

Average Shares Outstanding
Basic	121,469,951	121,969,085
Dilutive Securities:
Options	—	4,216,749
Other	—	47,635

Diluted	121,469,951	126,233,469

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	June 30, 2007	March 31, 2007
Assets
Cash and Cash Equivalents	$233,244	$882,754
Restricted Cash	147,020	146,532
Receivables -
Mortgage Loans	1,474,243	1,688,303
Trade, including Notes of $9,469 and $10,295	186,909	227,618
From Affiliates	—	—
Inventories -
Housing Projects	8,511,820	8,495,982
Land Held for Development and Sale	159,504	158,212
Land Held Under Option Agreements Not Owned	207,558	282,116
Other	15,820	14,769
Investments -
Joint Ventures and Other	273,872	281,644
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	126,453	136,172
Other Assets -
Deferred Income Taxes	666,741	489,814
Goodwill	221,640	219,042
Deferred Charges and Other, net	220,154	176,975

	$12,444,978	$13,199,933

Liabilities and Stockholders’ Equity
Accounts Payable	$433,704	$520,833
Accrued Liabilities	1,764,382	1,822,429
Debt -
Centex	3,849,354	3,904,425
Financial Services	1,456,554	1,663,040
Commitments and Contingencies
Minority Interests	147,681	176,937
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 120,883,223 and 119,969,733 Shares	31,254	31,041
Capital in Excess of Par Value	66,777	48,349
Retained Earnings	4,909,794	5,250,873
Treasury Stock, at Cost; 4,133,425 and 4,193,523 Shares	(214,522)	(217,994)

Total Stockholders’ Equity	4,793,303	5,112,269

	$12,444,978	$13,199,933

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
June 30, 2007	March 31, 2007	June 30, 2007	March 31, 2007

$228,568	$870,688	$4,676	$12,066
59,136	56,467	87,884	90,065

—	—	1,474,243	1,688,303
131,866	175,683	55,043	51,935
—	—	2,060	23,788

8,511,820	8,495,982	—	—
159,504	158,212	—	—
207,558	282,116	—	—
5,915	6,022	9,905	8,747

273,872	281,644	—	—
153,687	137,704	—	—
110,991	119,203	15,462	16,969

643,209	465,247	23,532	24,567
212,688	210,090	8,952	8,952
193,633	163,497	26,521	13,478

$10,892,447	$11,422,555	$1,708,278	$1,938,870

$424,025	$510,106	$9,679	$10,727
1,678,933	1,719,753	85,449	102,676

3,849,354	3,904,425	—	—
—	—	1,456,554	1,663,040

146,832	176,002	849	935

—	—	—	—
31,254	31,041	1	1
66,777	48,349	275,467	275,467
4,909,794	5,250,873	(119,721)	(113,976)
(214,522)	(217,994)	—	—

4,793,303	5,112,269	155,747	161,492

$10,892,447	$11,422,555	$1,708,278	$1,938,870

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Three Months Ended June 30,
	2007	2006
Cash Flows — Operating Activities
Net Earnings (Loss)	$(127,959)	$160,257
Adjustments
Depreciation and Amortization	14,846	15,762
Stock-based Compensation	13,201	19,940
Provision for Losses on Mortgage Loans Held for Investment and Construction Loans	717	23,746
Impairments and Write-off of Land-related Assets	165,462	36,302
Deferred Income Tax (Benefit) Provision	(67,696)	26,778
Loss (Earnings) of Joint Ventures and Unconsolidated Subsidiaries	25,353	(5,579)
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	1,669	5,233
Minority Interest, net of Taxes	(86)	124
Gain on Sale of Businesses	(5,463)	—
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
(Increase) Decrease in Restricted Cash	(1,707)	(780)
Decrease (Increase) in Receivables	47,042	43,013
Decrease in Mortgage Loans Held for Sale	195,702	401,952
Decrease (Increase) in Receivables from Affiliates	—	—
Increase in Housing Projects and Land Held for Development and Sale	(236,003)	(773,210)
(Increase) Decrease in Other Inventories	(1,043)	166
Decrease in Accounts Payable and Accrued Liabilities	(392,005)	(353,147)
(Increase) Decrease in Other Assets, net	(6,656)	(17,216)
Other	(140)	55

	(374,766)	(416,604)

Cash Flows — Investing Activities
Payments received on Notes Receivable	826	1,528
Increase in Mortgage Loans Held for Investment	—	(286,691)
Decrease (Increase) in Construction Loans	17,641	(45,342)
Investment in and Advances to Joint Ventures	(46,343)	(54,203)
Distributions of Capital from Joint Ventures	27,154	77,764
Decrease (Increase) in Investments in and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(2,498)	(405)
Other	(19,500)	(3,114)

	(22,720)	(310,463)

Cash Flows — Financing Activities
Decrease (Increase) in Restricted Cash	1,219	(87,098)
(Decrease) Increase in Short-term Debt, net	(206,793)	443,658
Centex
Issuance of Long-term Debt	53	500,489
Repayment of Long-term Debt	(55,488)	(103,601)
Financial Services
Issuance of Long-term Debt	—	961,114
Repayment of Long-term Debt	—	(746,310)
Proceeds from Stock Option Exercises	14,062	15,262
Purchases of Common Stock, net	(252)	(187,799)
Dividends Paid	(4,825)	(4,806)

	(252,024)	790,909

Net (Decrease) Increase in Cash and Cash Equivalents	(649,510)	63,842
Cash and Cash Equivalents at Beginning of Period (1)	882,754	47,955

Cash and Cash Equivalents at End of Period (2)	$233,244	$111,797

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $0 as of March 31, 2007 and $4,605 as of March 31, 2006.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of June 30, 2007 and $27,373 as of June 30, 2006.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Three Months Ended June 30,		For the Three Months Ended June 30,
2007	2006	2007	2006

$(127,959)	$160,257	$9,255	$(878)

13,220	12,103	1,626	3,659
13,201	19,940	—	—
—	—	717	23,746
165,462	36,302	—	—
(68,731)	(11,636)	1,035	38,414
16,098	(4,701)	—	—
16,669	19,463	—	—
—	29	(86)	95
(5,463)	—	—	—

(2,669)	(525)	962	(255)
50,150	38,376	(3,108)	4,637
—	—	195,702	401,952
—	—	21,728	(30,293)
(236,003)	(773,210)	—	—
115	11	(1,158)	155
(373,730)	(324,174)	(18,275)	(20,726)
6,387	(22,428)	(13,043)	5,212
(140)	55	—	—

(533,393)	(850,138)	195,355	425,718

826	1,422	—	106
—	—	—	(286,691)
—	—	17,641	(45,342)
(46,343)	(54,203)	—	—
27,154	77,764	—	—
(21,728)	22,046	—	—
(2,379)	987	(119)	(1,392)
(19,500)	(3,114)	—	—

(61,970)	44,902	17,522	(333,319)

—	—	1,219	(87,098)
(307)	623,584	(206,486)	(179,926)

53	500,489	—	—
(55,488)	(103,601)	—	—

—	—	—	961,114
—	—	—	(746,310)
14,062	15,262	—	—
(252)	(187,799)	—	—
(4,825)	(4,806)	(15,000)	(14,230)

(46,757)	843,129	(220,267)	(66,450)

(642,120)	37,893	(7,390)	25,949
870,688	36,711	12,066	11,244

$228,568	$74,604	$4,676	$37,193

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
(A) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (D), “Inventories” and Note (F), “Indebtedness.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
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
     Certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note (L), “Discontinued Operations.” Information in these Notes to Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.

Interest Expense
     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold or otherwise charged to costs and expenses.

	For the Three Months
	Ended June 30,
	2007	2006
Total Interest Incurred	$82,351	$185,480
Less — Interest Capitalized	(61,863)	(72,594)
Financial Services’ Interest Expense	(20,488)	(20,837)
Discontinued Operations	—	(92,049)

Interest Expense, net	$—	$—

Capitalized Interest Charged to Home Building’s Costs and Expenses	$43,066	$37,050

Income Taxes
     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
     On April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings. Please refer to Note (J), “Income Taxes” for additional information relating to the adoption of FIN 48 and its impact on the current period financial results.
     In accordance with the provisions of FIN 48, the Company recognizes in its financial statements the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the “more likely than not” threshold are measured (using a probability weighted approach) at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, which is consistent with the Company’s historical accounting policy. The Company’s liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued liabilities.
     The Company’s estimated liability for unrecognized tax benefits is periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from the Company’s estimates. As each audit is concluded, adjustments, if any, are appropriately recorded in the Company’s financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require the Company to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the changes occur.
     Prior to the adoption of FIN 48, the Company applied Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” to assess and provide for potential income tax exposures. In accordance with SFAS No. 5, the Company maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from such audits. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in the income statements and effective tax rates as more items are recognized and/or derecognized discretely within income tax expense.

Stock-Based Employee Compensation Arrangements
     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) entitled “Share-Based Payment,” under which the Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model.
     The following information represents the Company’s grants of stock-based compensation to employees and directors prior to recognition of estimated forfeitures during the three months ended June 30, 2007 and the year ended March 31, 2007:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant
For the year ended March 31, 2007	Stock Options	1,420.3	$28,603.0
	Stock Units	366.2	$19,955.4
	Restricted Stock	121.2	$6,379.9

For the three months ended June 30, 2007	Stock Options	578.4	$9,116.8
	Stock Units	230.5	$10,493.2
	Restricted Stock	27.5	$1,249.9
     In addition to the stock-based awards in the above table, the Company issued to officers and employees during the three months ended June 30, 2007 long-term performance awards that vest after three years with an initial aggregate value of $18.9 million. These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in earnings per share growth and return on equity, as well as changes in the Company’s stock price between the date of grant and the end of the performance period. In accordance with the provisions of SFAS No. 123(R), compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.
Statements of Consolidated Cash Flows – Supplemental Disclosures
     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. For further information on the sale of the Company’s construction services operations (“Construction Services”) and sub-prime lending operations (“Home Equity”), see Note (L), “Discontinued Operations.” Accordingly, all Construction Services cash flows prior to disposal are included with the Centex cash flows and all Home Equity cash flows prior to disposal are included with the Financial Services cash flows.
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months
	Ended June 30,
	2007	2006
Cash Paid for Interest	$78,869	$168,783

Net Cash Paid for Taxes	$177,445	$141,972

     As explained in Note (D), “Inventories,” pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of June 30, 2007 and March 31, 2007, the Company consolidated $123.5 million and $152.9 million, respectively, of land as inventory under the caption “land held under option agreements not owned.” In addition, the Company recorded $48.6 million and $90.5 million as of June 30, 2007 and March 31, 2007, respectively, of lot option agreements for which the Company’s deposits exceeded certain thresholds.
     In addition to the items noted above, the Company’s adoption of FIN 48 was treated as a non-cash item in the Statements of Consolidated Cash Flows. The adoption of FIN 48 resulted in a $116.0 million increase to deferred income taxes, a $329.2 million increase in accrued liabilities and a $213.2 million reduction in stockholders’ equity.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective as of the beginning of the Company’s fiscal year ending March 31, 2009. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to achieve similar results. SFAS 159 will be effective for the Company as of April 1, 2008. The Company expects that the adoption of SFAS 159 will not have a material impact on its results of operations or financial position.
Reclassifications
     Certain prior year balances have been reclassified to be consistent with the June 30, 2007 presentation, including reclassification of certain restricted cash balances to cash flows from financing activities, a reclassification of construction lending activity to cash flows from investing activities, a reclassification of the construction loan allowance against the related mortgage and reclassifications of discontinued operations.
(B) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

			Capital in		Treasury
	Common Stock		Excess of	Retained	Stock,
	Shares	Amount	Par Value	Earnings	at Cost	Total
Balance, March 31, 2007	119,970	$31,041	$48,349	$5,250,873	$(217,994)	$5,112,269
Adoption of FIN 48	—	—	(4,898)	(208,295)	—	(213,193)
Issuance of Restricted Stock and Stock Units	93	7	(7,109)	—	3,724	(3,378)
Stock Compensation	—	—	13,201	—	—	13,201
Exercise of Stock Options Including Tax Benefits	825	206	17,192	—	—	17,398
Cash Dividends	—	—	—	(4,825)	—	(4,825)
Purchase of Common Stock for Treasury	(6)	—	—	—	(252)	(252)
Other Stock Transactions	1	—	42	—	—	42
Net Loss	—	—	—	(127,959)	—	(127,959)

Balance, June 30, 2007	120,883	$31,254	$66,777	$4,909,794	$(214,522)	$4,793,303

(C) MORTGAGE LOANS
     Mortgage loans receivable consist of the following:

	As of
	June 30, 2007	March 31, 2007
Mortgage Loans Held for Sale	$1,118,517	$1,314,219
Construction Loans, net	355,726	374,084

Mortgage Loans Receivable	$1,474,243	$1,688,303

     As of June 30, 2007, CTX Mortgage Company, LLC is committed to fund $180.5 million in addition to the current construction loan balance.
(D) INVENTORIES
Housing Projects and Land Held for Development and Sale
     A summary of housing projects is provided below:

	As of
	June 30, 2007	March 31, 2007
Direct Construction	$3,200,774	$3,062,389
Land Under Development	5,311,046	5,433,593

Housing Projects	$8,511,820	$8,495,982

     For the three months ended June 30, 2007, the Company recorded $142.6 million in impairments, representing 29 neighborhoods and land investments, primarily due to challenging market conditions. At June 30, 2007, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the first quarter of fiscal year 2008 was $346.1 million. No significant land-related impairments were recorded for the same period in the prior year.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At June 30, 2007, the Company had 234 land option agreements.
     The Company has determined that in accordance with the provisions of FIN 46, it is the primary beneficiary of 17 land option agreements at June 30, 2007. As a result, the Company recorded $123.5 million and $152.9 million as of June 30, 2007 and March 31, 2007, respectively, of land as inventory under the caption “land held under option agreements not owned,” with corresponding increases to minority interests.
     In addition to land options recorded pursuant to FIN 46, the Company recorded $48.6 million and $90.5 million as of June 30, 2007 and March 31, 2007, respectively, of land under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities related to seven land option agreements. These land options were recorded in accordance with the provisions of SFAS 49, “Product Financing Arrangements.”

     A summary of the Company’s deposits for land options and the total purchase price of such options is provided below:

	As of
	June 30, 2007	March 31, 2007
Cash Deposits included in:
Land Held for Development and Sale	$69,026	$89,737
Land Held Under Option Agreements Not Owned	35,544	38,642

Total Cash Deposits in Inventory	104,570	128,379
Letters of Credit	4,653	12,854

Total Invested through Deposits or Secured with Letters of Credit	$109,223	$141,233

Total Purchase Price of Land Option Agreements	$3,278,278	$3,324,636

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of June 30, 2007 and March 31, 2007, pre-acquisition development costs recorded to “land held for development and sale” were $35.6 million and $48.0 million, respectively. Also included in “land held for development and sale” is owned land that will not be developed for more than two years, which amounted to $54.9 million and $20.5 million as of June 30, 2007 and March 31, 2007, respectively.
     The Company writes off deposits and pre-acquisition costs when it determines it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $22.9 million and $36.3 million for the three months ended June 30, 2007 and 2006, respectively.
(E) GOODWILL
     A summary of changes in goodwill by segment for the three months ended June 30, 2007 is presented below:

	As of	Goodwill	As of
	March 31, 2007	Acquired	June 30, 2007
Home Building
East	$27,945	$—	$27,945
Southeast	29,160	—	29,160
Central	8,505	—	8,505
Texas	9,720	—	9,720
Northwest	21,870	—	21,870
Southwest	24,301	—	24,301
Other homebuilding	—	—	—

Total Home Building	121,501	—	121,501
Financial Services	8,952	—	8,952
Other	88,589	2,598	91,187

Total	$219,042	$2,598	$221,640

     Goodwill for the Other segment at June 30, 2007 relates to the Company’s home services operations.

(F) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at June 30, 2007 and March 31, 2007 is presented below. Due dates are presented in fiscal years. Centex, in this note, refers to the consolidation of all subsidiaries and certain debt of variable interest entities other than those included in Financial Services.

	As of
	June 30, 2007		March 31, 2007
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$1,500	—	$1,807	—

Financial Services
Financial Institutions	353,831	6.25%	428,144	5.56%
Harwood Street Funding I, LLC Secured Liquidity Notes	1,042,723	5.40%	1,174,896	5.38%

Consolidated Short-term Debt	1,398,054		1,604,847

Long-term Debt:

Centex
Medium-term Note Programs, due through 2008	170,000	5.61%	170,000	5.61%
Senior Notes, due through 2017	3,654,029	5.89%	3,708,976	5.89%
Other Indebtedness, due through 2018	23,825	6.54%	23,642	6.57%

	3,847,854		3,902,618

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, due through 2010	60,000	7.32%	60,000	7.32%

Consolidated Long-term Debt	3,907,854		3,962,618

Total Debt	$5,305,908		$5,567,465

     As of June 30, 2007 and March 31, 2007, Centex’s short-term debt consisted of land and land-related acquisition notes of $1.5 million and $1.8 million, respectively.

     The weighted-average interest rates for short-term and long-term debt were:

	For the Three Months Ended June 30,
	2007	2006
Short-term Debt:

Centex	—	5.16%
Financial Services	5.86%	5.30%

Long-term Debt:

Centex
Medium-term Note Programs	5.68%	5.88	% (1)
Senior Notes	5.91%	5.87%
Other Indebtedness	6.53%	5.84%
Subordinated Debentures	—	8.75%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.42%	7.08%

(1)	Interest rate includes the effect of an interest rate swap agreement.
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 of each year and thereafter are:

		Financial
	Centex	Services	Total
2008	$526,292	$—	$526,292
2009	150,854	—	150,854
2010	225,408	60,000	285,408
2011	700,250	—	700,250
2012	349,312	—	349,312
Thereafter	1,895,738	—	1,895,738

	$3,847,854	$60,000	$3,907,854

     Under debt covenants contained in the Company’s multi-bank revolving credit facility, the Company is required to maintain compliance with certain financial covenants. Material covenants include a leverage, an interest coverage ratio and minimum tangible net worth. At June 30, 2007, Centex was in compliance with all of these covenants. On July 20, 2007, this credit facility was amended to, among other things, remove the interest coverage ratio covenant. The interest coverage ratio is no longer a covenant, the violation of which could cause an event of default, but it is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of June 30, 2007 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	538,948

	2,085,000	1,788,948	(1) (2)

Financial Services
Secured Credit Facilities	440,000	351,170	(3)
Mortgage Conduit Facilities	450,000	185,000	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,895,600

	3,890,000	2,431,770

	$5,975,000	$4,220,718

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of June 30, 2007, the $1.25 billion commercial paper program had no amounts outstanding. There have been no direct borrowings under this revolving credit facility since its inception.

(2)
Centex maintains a minimum of $100 million in unused committed credit at all times in conjunction with certain remaining surety bond obligations relating to Construction Services projects commenced prior to the sale of Construction Services on March 30, 2007. Following the sale of Construction Services, the purchaser has indemnified Centex for losses and Centex has obtained a back-up indemnity from an AA- (S&P), Aa3 (Moody’s) rated financial institution, which indemnifies Centex against certain losses under any such letter of credit.

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

CTX Mortgage Company, LLC and Harwood Street Funding I, LLC
     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originates to Harwood Street Funding I, LLC (“HSF-I”), pursuant to a mortgage loan purchase agreement, as amended (the “HSF-I Purchase Agreement”). Under the terms of the HSF-I Purchase Agreement, CTX Mortgage Company, LLC may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage Company, LLC, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. HSF-I’s commitment to purchase eligible mortgage loans continues in effect until the occurrence of certain termination events described in the HSF-I Purchase Agreement. At June 30, 2007, the maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is $3.0 billion. When HSF-I acquires mortgage loans, it typically holds them on average 60 days and then resells them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2007, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to reduce credit risks associated with mortgage warehousing.
     Pursuant to FIN 46, HSF-I is a variable interest entity for which the Company is the primary beneficiary. Accordingly, HSF-I was consolidated in the Company’s financial statements beginning July 1, 2003.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. CTX Mortgage Company, LLC executes forward sales of mortgage loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (K), “Derivatives and Hedging.” The Company is also required to reimburse the bank for certain expenses, costs and damages that it may incur.
     HSF-I’s debt and subordinated certificates do not have recourse to the Company, and the consolidation of this debt and subordinated certificates has not changed the Company’s debt ratings. The Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, are guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve. CTX Mortgage Company, LLC and its related companies sold $2.35 billion and $2.86 billion of mortgage loans to investors during the three months ended June 30, 2007 and 2006, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $38.6 million and $46.6 million during the three months ended June 30, 2007 and 2006, respectively.
     Under the terms of HSF-I, the facility could terminate if the ratings of Centex Corporation were to fall below BB by S&P and Ba2 by Moody’s. In the event of termination, HSF-I would wind down through the sale of collateral in the normal course and no new purchases will be permitted. On July 18, 2007, the terms of the Harwood Swap were amended to expand the number of swap banks from one to three. Additionally, if the Company’s debt ratings fall below BBB- by S&P and Baa3 by Moody’s, the Company may be required to post cash or certain other eligible collateral. Please refer to Note (M), “Subsequent Events,” for additional information on the changes to the Harwood Swap. In the event CTX Mortgage Company, LLC is unable to finance its inventory of loans through HSF-I, it would draw on other existing credit facilities. In addition, Financial Services would need to make other customary financing arrangements to fund its mortgage loan origination activities. Although the Company believes that Financial Services could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

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
     A summary of the Company’s Home Building joint ventures is presented below:

	As of
	June 30, 2007	March 31, 2007
Number of Active Joint Ventures (1)	43	49

Investment in Joint Ventures	$273,872	$281,644

Total Joint Venture Debt (2)	$897,370	$1,000,599

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$365,494	$412,397

Based on Limited Recourse Provisions:
Limited Maintenance Guarantee (3) (5)	$133,441	$162,425
Repayment Guarantee (4) (5)	12,137	12,055

Total Limited Recourse Debt	$145,578	$174,480

(1)
The number of active joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company is the managing member of 23 and 28 of the active joint ventures as of June 30, 2007 and March 31, 2007, respectively.

(2)	As of June 30, 2007 and March 31, 2007, 21 of the active joint ventures have outstanding debt.

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
Letters of Credit and Surety Bonds
     In the normal course of business, the Company issues letters of credit and surety bonds pursuant to: (1) certain performance related obligations, (2) as security for certain land option purchase agreements of the Home Building segment, and (3) under various insurance programs. The Company also issued surety bonds, which are reflected as discontinued operations in the table below, pursuant to construction obligations of Construction Services prior to the sale of this segment on March 30, 2007. The Company does not believe that these letters of credit or bonds will be drawn upon.
     A summary of the Company’s outstanding letters of credit and surety bonds as of June 30, 2007 and March 31, 2007 is presented below (dollars in millions):

	As of June 30, 2007			As of March 31, 2007
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$189.8	$1,672.9	(1)	$209.1	$1,542.3
Financial Services	0.7	14.8		0.7	10.7
Other	81.0	1.7		94.4	1.7
Discontinued Operations (2)	25.0	3,770.0		38.1	4,161.8

	$296.5	$5,459.4		$342.3	$5,716.5

(1)	The Company estimates that $700.9 million of work remains to be performed on these projects.

(2)
After the sale of Construction Services, the Company remains responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $3.77 billion, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At June 30, 2007, the Company estimates that $1.53 billion of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company has agreed to provide certain sureties with letters of credit of up to $100 million if its public debt ratings fall below investment grade. The purchaser of Construction Services has agreed to indemnify Centex against losses relating to such surety bond obligations, including amounts drawn under any such letters of credit. The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an AA- (S&P), Aa3 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is initially subject to a limit of $2 billion, which declines to $400 million over time and terminates in 2016.

Community Development and Other Special District Obligations
     A Community Development District or similar development authority (“CDD”) is a unit of local government created under state statutes that utilizes bond financing to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS No. 5, “Accounting for Contingencies,” the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not future homeowners. At June 30, 2007 and March 31, 2007, the Company had recorded $287.6 million and $280.2 million, respectively, in accrued liabilities for outstanding CDD obligations.
Warranties and Guarantees
     In the normal course of its business, the Company issues certain warranties and guarantees or makes certain representations related to its home sales, land sales and mortgage loan originations. The Company believes that it has established the necessary accruals for these warranties, guarantees and representations. See further discussion of the Company’s warranty liability below.
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

     Changes in Home Building’s contractual warranty liability are as follows for the three months ended June 30, 2007 and the year ended March 31, 2007:

	June 30, 2007	March 31, 2007 (1)
Balance at Beginning of Period	$44,293	$47,199
Warranties Issued	9,032	42,422
Settlements Made	(11,449)	(45,228)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(608)	(100)

Balance at End of Period	$41,268	$44,293

(1)	For the three months ended June 30, 2006, warranties issued, settlements made and changes in liability of pre-existing warranties were $15,891, ($14,954) and $0, respectively.
     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with mortgage loans originated. Changes in CTX Mortgage Company, LLC’s liability are as follows for the three months ended June 30, 2007 and the year ended March 31, 2007:

	June 30, 2007	March 31, 2007 (1)
Balance at Beginning of Period	$16,863	$18,500
Provision for Losses	448	2,160
Settlements	(935)	(1,178)
Changes in Pre-Existing Reserves	135	(2,619)

Balance at End of Period	$16,511	$16,863

(1)	For the three months ended June 30, 2006, provisions for losses, settlements and changes in pre-existing reserves were $524, ($274) and ($45), respectively.
Forward Trade and Interest Rate Lock Commitments
     Forward trade commitments represent the fair value of contracts with investors for delayed delivery of mortgage loans for which the Company agrees to make delivery (either directly or in its capacity as sole manager of HSF-I) at a specified future date at a specified price. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to mortgagors that are expected to close. Fair value is estimated using quoted market prices for current dealer commitments to purchase loans. At June 30, 2007, the Company had $553.1 million of commitments to deliver mortgages to investors against interest rate lock commitments. In addition, at June 30, 2007, the Company had commitments to deliver approximately $1.07 billion of mortgage loan inventory to investors.
     Interest rate lock commitments (IRLCs) represent the fair value of individual mortgagor agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. Fair value is estimated using quoted market prices on fixed loan commitments in the mortgage pipeline. At June 30, 2007, the Company had loan commitments to prospective mortgagors of $379.0 million.
     For additional information on forward trade commitments and interest rate lock commitments, please refer to Note (K), “Derivatives and Hedging.”
Litigation and Related Matters
     In the normal course of its business, the Company is named as a defendant in certain suits filed in various state and federal courts. Management believes that none of the litigation matters in which the Company is involved, including those described below, would have a material adverse effect on the consolidated financial condition or operations of the Company.
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
(H) COMPREHENSIVE INCOME
     A summary of comprehensive income is presented below:

	For the Three Months Ended June 30,
	2007	2006
Net Earnings (Loss)	$(127,959)	$160,257
Other Comprehensive Income, net of Tax:
Unrealized Gain on Hedging Instruments	—	8,247
Foreign Currency Translation Adjustments	—	25

Comprehensive Income (Loss)	$(127,959)	$168,529

     The unrealized gain on hedging instruments represented the deferral in other comprehensive income (loss) of the unrealized gain on interest rate swap agreements designated as cash flow hedges. The accumulated other comprehensive income associated with Home Equity’s hedging gains for the three months ended June 30, 2006 was reclassified to earnings from discontinued operations and included in the gain on sale of Home Equity recorded in the three months ended September 30, 2006.
(I) BUSINESS SEGMENTS
     As of June 30, 2007, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.
     The Company’s Home Building line of business consists of the following reporting segments that have operations located in the following states:
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
     Texas: Texas
     Northwest: Colorado, Hawaii, Nevada (except Las Vegas), Northern California, Oregon, Washington
     Southwest: Arizona, Southern California, Nevada (Las Vegas only), New Mexico
     Other homebuilding (1)
(1)
Other homebuilding includes projects that the Company plans to build-out and liquidate, and ancillary businesses (including framing, carpet and holding companies) conducting business in the following states: Florida, North Carolina, New Hampshire and Texas. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

     The Company’s mortgage lending, title agency services and insurance products represent one reporting segment, Financial Services. Our home team service operations have been combined with our Other segment.
     In fiscal year 2007, the Company completed the sale of Construction Services and Home Equity. For additional information regarding the sale of these entities, refer to Note (L), “Discontinued Operations.” All prior year segment information has been revised to conform to the current year presentation.

Home Building
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes and land or lots. During the three months ended June 30, 2007, approximately 80% of the homes closed were single-family, detached homes. Included in Home Building’s loss from unconsolidated entities and other for the three months ended June 30, 2007 is the Company’s share of joint venture impairments totaling $27.1 million.
Financial Services
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $26.0 million and $29.4 million for the three months ended June 30, 2007 and 2006, respectively. Substantially all of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.
Other
     The Company’s Other segment consists of corporate general and administrative expenses, including Home Building corporate-related general and administrative expenses and interest income. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting.
     The following are components of Other:

	For the Three Months Ended June 30,
	2007	2006
Operating Earnings (Loss) from Home Services Operations	$1,208	$(1,728)
Operating Earnings (Loss)from Investment Real Estate Operations	—	(39)
Interest Income and Other Revenue	4,926	—
Corporate General and Administrative Expense	(44,981)	(54,770)

	$(38,847)	$(56,537)

     A summary of the Company’s segments is as follows:

	For the Three Months Ended June 30,
	2007			2006
		Earnings	Earnings			Earnings
		(Loss)	(Loss) from		Earnings	(Loss) from
		from	Continuing		from	Continuing
		Unconsolidated	Operations		Unconsolidated	Operations
		Entities and	Before		Entities and	Before
	Revenues	Other	Income Tax	Revenues	Other	Income Tax
Home Building
East	$360,776	$65	$18,052	$544,423	$639	$82,979
Southeast	213,857	1,934	(13,017)	397,782	1,220	60,602
Central	185,069	1,415	(6,367)	289,914	324	9,633
Texas	234,733	114	14,136	244,356	101	20,347
Northwest	395,525	(24,288)	(32,081)	504,879	4,380	73,290
Southwest	371,204	713	(115,600)	592,033	1,951	48,170
Other homebuilding	42,656	(6)	(36,902)	76,450	2,053	16,892

Total Home Building	1,803,820	(20,053)	(171,779)	2,649,837	10,668	311,913
Financial Services	97,966	—	14,969	122,741	—	23,087
Other	39,629	—	(38,847)	31,322	—	(56,537)

Total	$1,941,415	$(20,053)	$(195,657)	$2,803,900	$10,668	$278,463

	For the Three Months Ended June 30,
	2007		2006
	Impairments	Write-offs	Impairments	Write-offs
Home Building
East	$—	$7,372	$—	$1,918
Southeast	7,415	3,044	—	822
Central	4,283	460	—	1,592
Texas	—	57	—	19
Northwest	18,296	4,549	—	9,254
Southwest	81,403	7,212	—	22,697
Other homebuilding	31,195	176	—	—

Total Home Building	142,592	22,870	—	36,302
Financial Services	—	—	—	—
Other	—	—	—	—

Total	$142,592	$22,870	$—	$36,302

	As of
	June 30, 2007		March 31, 2007
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,526,490	$1,698,751	$1,477,904	$1,663,815
Southeast	1,664,301	1,789,998	1,703,614	1,821,660
Central	569,924	616,984	606,508	652,799
Texas	628,993	643,480	605,200	630,396
Northwest	1,707,088	1,755,948	1,725,847	1,829,961
Southwest	2,070,993	2,217,885	2,112,369	2,304,415
Other homebuilding	714,454	1,392,792	704,868	1,212,444

Total Home Building	8,882,243	10,115,838	8,936,310	10,115,490
Financial Services	9,905	1,706,218	8,747	1,915,082
Other	2,554	622,922	6,022	1,169,361

Total	$8,894,702	$12,444,978	$8,951,079	$13,199,933

(J) INCOME TAXES
     For the three months ended June 30, 2007, the Company recognized an income tax benefit of $64.3 million as compared to income tax expense of $106.0 million for the three months ended June 30, 2006. The Company’s effective tax rate was 32.9% and 38.1% for the three months ended June 30, 2007 and 2006, respectively. The decrease in the effective tax rate primarily results from an increase in accrued interest expense associated with the Company’s liability for unrecognized tax benefits, an increase of nondeductible compensation, a reduction of tax benefits from the domestic manufacturing deduction and a decrease in pre-tax earnings.
     On April 1, 2007, the Company adopted FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $341.4 million (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax). The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $248.8 million as of April 1, 2007.
     Since the adoption of FIN 48 on April 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts, which if recognized, would affect the Company’s effective tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS relating to issues stemming from fiscal years 2001 through 2004, in addition to the resolution of various state income tax audits and/or appeals. However, the change that could occur within the next 12 months cannot be estimated at this time.
     The federal statute of limitations has expired for the Company’s federal tax returns filed for tax years through March 31, 2000. In July 2007, the Company received a Revenue Agent’s Report from the IRS relating to the ongoing audit of the Company’s federal income tax returns for fiscal years 2001 through 2004. The Company believes that its tax return positions are supported and will vigorously dispute the proposed adjustments. The Company anticipates that the IRS will begin an examination of fiscal years 2005 and 2006 during the current fiscal year.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision which is consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $112.3 million. As of the quarter ended June 30, 2007, gross accrued interest and penalties was $121.4 million. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.
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
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale, including mortgage loans held by HSF-I. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a loss of approximately $0.7 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.
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
     The net change in the estimated fair value of other derivatives resulted in a gain of approximately $0.4 million for the three months ended June 30, 2007, compared to a loss of approximately $0.3 million for the three months ended June 30, 2006.
(L) DISCONTINUED OPERATIONS
Condensed Financial Information
     In fiscal year 2007, the Company completed the sale of Home Equity and Construction Services to unrelated third parties. Prior to their sale, Home Equity was included in the Financial Services segment and Construction Services was a separate reporting segment. Home Equity and Construction Services were reclassified to discontinued operations in March 2006 and March 2007, respectively. All prior period information has been reclassified to be consistent with the June 30, 2007 presentation. A brief summary of each transaction is provided below.

Home Equity
     On July 11, 2006, the Company sold Home Equity and received $518.5 million in cash, net of related expenses and as adjusted for the settlement of post-closing adjustments. In connection with the sale, all intercompany accounts with Home Equity were repaid and settled. As a result of the sale, Home Equity is no longer a subsidiary of Centex and has changed its name to Nationstar Mortgage, LLC. The purchase price was based on the book value of Home Equity, plus a premium calculated in accordance with agreed upon formulas and procedures. The purchase price is also subject to an adjustment based upon the volume of mortgage loans originated by Home Equity during a two-year period after the closing date (the “Volume Incentive Adjustment”) as described below.
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

     The stock purchase agreement provided for a post-closing adjustment, which was intended to reflect a final calculation of, among other things, the final stockholder’s equity balance of Construction Services immediately prior to its sale. In connection with the sale, Construction Services was required to pay a dividend to Centex equal to its stockholder’s equity. The effect of the post-closing adjustment was estimated in the Company’s calculation of the gain on sale of Construction Services for the year ended March 31, 2007, but was subject to change. During the three months ended June 30, 2007, the amount of the post-closing adjustment was determined, which resulted in an additional $5.5 million pre-tax gain on sale. A summary of the Company’s calculation of the gain on sale of Construction Services is below:

	For the Three Months Ended	For the Year Ended
	June 30, 2007	March 31, 2007
Sales and Related Proceeds, net of Related Expenses	$5,463	$344,752
Assets Sold	—	—

Pre-tax Gain on Sale	5,463	344,752
Income Tax Expense	(2,087)	(131,695)

Net Gain on Sale	$3,376	$213,057

Summarized Financial Information
     Earnings from discontinued operations include: the financial information for entities included in discontinued operations, the gains (losses) on the sale of such entities, intercompany eliminations between entities in discontinued operations and entities in continuing operations, and certain general and administrative expenses incurred in the sale of such entities. The following table provides summary information for entities included in discontinued operations:

	For the Three Months Ended June 30,
	2007 (1)	2006 (2)
Revenues	$—	$622,466
Costs and Expenses	—	(642,124)
Earnings from Unconsolidated Entities and Other	—	74

Loss Before Income Taxes	—	(19,584)
Benefit for Income Taxes	—	7,413
Gain on Sale, net of Tax	3,376	—

	$3,376	$(12,171)

(1)	Includes Construction Services only.

(2)	Includes Construction Services and Home Equity.
(M) SUBSEQUENT EVENTS
     On July 18, 2007, HSF-I entered into an amended version of the Harwood Swap, which expands the number of participating banks from one to three.
     On July 18, 2007, the Company also entered into an International Swaps and Derivatives Association, Inc. Credit Support Annex (each, a “CSA”) with each of the three swap banks. The CSAs include standard terms industry-wide for all mortgage warehouse facilities, and grant the banks a security interest in collateral posted under the CSAs to secure the Company’s obligations to the banks under the swap arrangements. However, the CSAs will only be in effect during such time, if any, as the long-term senior unsecured debt ratings of the Company are less than BBB- by S&P and less than Baa3 by Moody’s. The CSAs, when in effect, require the Company to post cash or certain other eligible collateral for the benefit of the banks during such time as the current market value (as defined in the CSAs) of the mortgage loans held by HSF-I is less than the outstanding purchase price (as defined in the CSAs) of such mortgage loans.
     On July 20, 2007, the Company’s multi-bank revolving credit facility was amended to, among other things, remove the interest coverage ratio covenant. The interest coverage ratio is no longer a covenant, the violation of which could cause an event of default, but it is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     Our results of operations for the three months ended June 30, 2007 were materially affected by challenging market conditions impacting our homebuilding operations. The market conditions remain difficult during the three months ended June 30, 2007, and there can be no assurance that they will improve in the near term, if at all. A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2007	2006	Change
Revenues
Home Building	$1,803,820	$2,649,837	(31.9%)
Financial Services	97,966	122,741	(20.2%)
Other	39,629	31,322	26.5%

Total	$1,941,415	$2,803,900	(30.8%)

Earnings (Loss) from Continuing Operations Before Income Taxes
Home Building	$(171,779)	$311,913	(155.1%)
Financial Services	14,969	23,087	(35.2%)
Other	(38,847)	(56,537)	(31.3%)

Total	$(195,657)	$278,463	(170.3%)

     Revenues for the three months ended June 30, 2007 decreased 30.8% as compared to the three months ended June 30, 2006. Earnings (loss) from continuing operations before income taxes decreased from earnings of $278.5 million for the three months ended June 30, 2006 to a loss of $195.7 million for the three months ended June 30, 2007. The decrease in our revenues and the loss from continuing operations before income taxes during the three months ended June 30, 2007 are primarily attributable to challenging market conditions affecting our homebuilding operations.
     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected, and continues to affect, our business and results of operations. We believe the principal factors that have resulted in this downturn include each of the following, the impact of which varies based upon geographic market and product segment:
•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets,

•	increased inventory of new and existing homes for sale, and

•	pricing pressures resulting from the imbalance between supply and demand.
     The decline in homebuyer demand can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general uncertainty about whether now is the best time to buy a home. Homebuyer demand has also been affected by a decrease in affordability of housing in selected markets, which reflects significant price appreciation in those markets over the past several years. Another factor contributing to the decrease in homebuyer demand and the affordability of housing is the tightening of the mortgage markets. During the fourth quarter of fiscal year 2007 and the first quarter of fiscal year 2008, the mortgage markets deteriorated due to significant increases in default rates among nonconforming loans, including sub-prime mortgages. This created a broader mortgage market disruption and a general tightening of mortgage underwriting guidelines for nonconforming mortgages that have continued to impact our homebuilding and mortgage lending operations for the three months ended June 30, 2007. The increase in inventory of new and existing homes is in part a result of speculative investors becoming net sellers of homes rather than net buyers, as well as the inability of prospective buyers of new homes to sell their existing homes and/or to qualify for mortgage financing.
     The challenging market conditions discussed above have been further fueled by competition among the homebuilders to convert their inventory to cash by offering significant discounts and sales incentives. These market conditions materially impacted Home Building’s operating results as compared to the prior year as evidenced by the following:
•	an $846.0 million decrease in homebuilding revenues, net of discounts,

•	$142.6 million in impairments,

•	$27.1 million in our share of joint ventures’ impairments, and

•	$22.9 million in write-offs of land deposits and pre-acquisition costs.
     In addition, elevated customer cancellation rates in our homebuilding operations have contributed to a decline in sales orders (net of cancellations) of our homes in a majority of markets. For the three months ended June 30, 2007 and 2006, cancellation rates were 31.2% and 32.7%, respectively, as compared to our long-term average cancellation rates ranging from 18% to 26%. Our homebuilding operations have experienced a significant decline in operating margin primarily attributable to discounts and sales incentives and other actions taken in response to local market conditions, which were not offset by commensurate cost reductions. Customer discounts increased to 8.8% of housing revenues for the three months ended June 30, 2007, up from 4.8% in the prior year. As a percentage of revenues, closing and financing costs have increased from 2.1% to 3.2% and sales commissions have increased from 3.8% to 4.8%.
     Financial Services’ operating earnings for the three months ended June 30, 2007 decreased 35.2% compared to the prior year. The primary factors contributing to the decrease in Financial Services’ operating results were a 20.6% decrease in mortgage loan origination volume and a 35.0% decrease in interest margin. These negative trends were partially offset by a decrease in selling, general and administrative expenses. Reduced availability of certain loan programs designed for higher risk borrowers and the decline in homebuyer demand as discussed above were the primary factors contributing to the decrease in mortgage loan originations. The decline in homebuyer demand could continue to have a negative impact on Financial Services’ future operating results. We will continue to focus on serving our homebuilding customers and increasing operating efficiencies provided by the origination of Retail loans.
     We expect that our business and results of operations will continue to be affected by the difficult housing industry conditions, at least for the near term. Further deterioration in market conditions, including tightening of the mortgage markets, would result in declines in sales of our homes, accumulation of unsold inventory and margin deterioration, as well as potential additional impairments and write-offs of deposits and pre-acquisition costs. We believe the long-term fundamentals that support homebuyer demand remain solid and the current market conditions will moderate over time; however, we cannot predict the duration and severity of the current market conditions. We continue to adjust our operations in response to market conditions by reducing our unsold inventory, lowering our costs and reducing our land position. Our unsold inventory has decreased from 5,798 units as of June 30, 2006 to 4,815 units as of June 30, 2007. Our cost reduction initiatives include pursuing a reduction in costs from our suppliers and contractors.
     During the three months ended June 30, 2007, we utilized $374.8 million in cash flows for operating activities.

HOME BUILDING
     The following summarizes the results of our Home Building operations (dollars in thousands except per unit data):

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Revenues — Housing	$1,774,738	(30.7%)	$2,562,058	8.6%
Revenues — Land Sales and Other	29,082	(66.9%)	87,779	113.8%
Cost of Sales — Housing	(1,481,351)	(20.6%)	(1,866,511)	11.5%
Cost of Sales — Land Sales and Other	(175,567)	67.6%	(104,777)	182.3%
Selling, General and Administrative Expenses	(298,628)	(20.9%)	(377,304)	16.7%
Earnings (Loss) from Unconsolidated Entities and Other (1)	(20,053)	(288.0%)	10,668	(14.1%)

Operating Earnings (Loss)(2)	$(171,779)	(155.1%)	$311,913	(17.4%)

Operating Earnings (Loss) as a Percentage of Revenues:
Housing Operations (3)	(0.3% )	(12.7)	12.4%	(2.9)
Total Homebuilding Operations	(9.5% )	(21.3)	11.8%	(3.9)

(1)	Earnings (Loss) from Unconsolidated Entities and Other include our share of joint ventures’ impairments.

(2)	Operating earnings (loss) represent Home Building’s earnings exclusive of certain homebuilding corporate general and administrative expenses.

(3)
Operating earnings (loss) from housing operations is a non-GAAP financial measure, which we believe is useful to investors as it allows them to separate housing operations from activities related to land holdings, options to acquire land and related land valuation adjustments. Management uses this non-GAAP financial measure to aid in evaluating the performance of its ongoing housing projects. Operating earnings from housing operations is equal to Housing Revenues less Housing Cost of Sales and Selling, General and Administrative Expenses, all of which are set forth in the table above.

     Home Building consists of the following reporting segments that have operations located in the following states:
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
Texas: Texas
Northwest: Colorado, Hawaii, Nevada (except Las Vegas), Northern California, Oregon, Washington
Southwest: Arizona, Southern California, Nevada (Las Vegas only), New Mexico
Other homebuilding (1)

(1)
Other homebuilding includes projects that we plan to build-out and liquidate, and ancillary businesses (including framing, carpet and holding companies) conducting business in the following states: Florida, North Carolina, New Hampshire and Texas. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Units Closed
East	1,119	(32.3%)	1,653	9.2%
Southeast	716	(40.0%)	1,193	(5.2%)
Central	868	(34.2%)	1,320	2.4%
Texas	1,400	(7.0%)	1,506	(1.7%)
Northwest	987	(9.4%)	1,090	4.5%
Southwest	895	(34.4%)	1,364	10.3%
Other homebuilding	110	(42.7%)	192	(47.0%)

	6,095	(26.7%)	8,318	1.0%

Average Revenue Per Unit
East	$317,134	(3.6%)	$329,082	1.5%
Southeast	$290,675	(6.5%)	$310,987	12.6%
Central	$210,853	(3.4%)	$218,383	0.5%
Texas	$165,994	7.2%	$154,833	5.4%
Northwest	$397,728	(12.1%)	$452,626	1.5%
Southwest	$411,096	(2.4%)	$421,361	9.7%
Other homebuilding	$325,836	8.7%	$299,667	45.8%
Total Home Building	$291,179	(5.5%)	$308,014	7.6%
Revenues
     Housing revenues decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to decreases in units closed and, to a lesser extent, a decrease in average revenue per unit. For the three months ended June 30, 2007, average revenue per unit (which is net of customer discounts) decreased primarily as a result of increases in discounts and pricing pressure experienced in many of our markets. Customer discounts increased to 8.8% of housing revenues for the three months ended June 30, 2007, up from 4.8% for the three months ended June 30, 2006. For the three months ended June 30, 2007, our closings declined when compared to the three months ended June 30, 2006 as a result of decreases in sales orders caused principally by the challenging market conditions described above.
     Revenues from land sales and other decreased 66.9% to $29.1 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The timing and amount of land sales vary from period to period based on several factors, including changes in the projected needs of our homebuilding operations and the location, size, availability and desirability of the land we own in each market. The execution of our capital management strategy results in sales of parcels of land from time to time. In addition, our resort and second home operations sell land in the normal course of conducting their operations.
     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below:

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Average Operating Neighborhoods (1)	676	1.0%	669	10.6%
Closings Per Average Neighborhood	9.0	(27.4%)	12.4	(8.8%)

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.
     The increase in average operating neighborhoods for the three months ended June 30, 2007 is a result of closing out of neighborhoods at a slower rate as compared to the three months ended June 30, 2006 due to a deceleration in sales. For the three months ended June 30, 2007, we opened 49 new neighborhoods and closed out of 73 neighborhoods.

Operating Margins
     Homebuilding operating margins (consisting of operating earnings or loss as a percentage of revenues) declined to (9.5%) for the three months ended June 30, 2007 as compared to 11.8% for the three months ended June 30, 2006. The decrease in homebuilding operating margins as compared to the prior year is primarily attributable to the following factors: (1) decreases in revenues, (2) impairments, (3) our share of joint ventures’ impairments, and (4) write-offs of land deposits and pre-acquisition costs. The $30.7 million decrease in earnings (loss) from unconsolidated entities and other is primarily due to a $27.1 million impairment taken in one of our joint ventures in the Northwest region.
     Homebuilding operating margins were significantly impacted by $142.6 million of impairments. We periodically reassess our land holdings, including our lot options, and evaluate potential market opportunities while taking into consideration changing market conditions and other factors. In connection with our quarterly neighborhood assessments, during the quarter ended June 30, 2007, we reviewed approximately 1,100 housing projects and land investments for potential impairments. Approximately 960 of these housing projects are owned land positions that are either designated as active neighborhoods or are under development and are not considered active. The remaining 140 housing projects represent controlled land positions approved for purchase. During the three months ended June 30, 2007, we recorded impairments on 29 neighborhoods and land investments.
     Also, during the three months ended June 30, 2007, we determined it was probable we would not exercise certain lot option contracts, which resulted in a write-off of 21 option contracts and related pre-acquisition costs, resulting in 234 outstanding option contracts and deposits (including contracts in the due diligence process) at June 30, 2007. These determinations were made in light of local market conditions including housing inventory levels, sales rates and customer traffic.
     The following table summarizes Home Building’s impairments and write-offs of deposits and pre-acquisition costs excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Three Months Ended June 30,
	2007		2006
	Impairments	Write-offs	Impairments	Write-offs
East	$—	$7,372	$—	$1,918
Southeast	7,415	3,044	—	822
Central	4,283	460	—	1,592
Texas	—	57	—	19
Northwest	18,296	4,549	—	9,254
Southwest	81,403	7,212	—	22,697
Other homebuilding	31,195	176	—	—

	$142,592	$22,870	$—	$36,302

     We will continue to assess our land holdings considering the challenging market conditions. Continued deterioration in demand and market conditions could result in a decision to not exercise additional lot option contracts and a reevaluation of our land holdings, which may result in additional write-offs and impairments. In addition, we could incur additional losses and impairments through our joint ventures. Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (D), “Inventories,” of the Notes to the Consolidated Financial Statements for additional details on our land holdings.

     Home Building selling, general and administrative expenses decreased $78.7 million when compared to the quarter ended June 30, 2006. These decreases have not been sufficient to offset significant declines in revenue, which have contributed to the decrease in operating margin. The decrease in selling, general and administrative expenses for the three months ended June 30, 2007 is primarily due to decreases in compensation and benefit costs, as we realign our organization in response to current market conditions. The following table summarizes Home Building’s selling, general and administrative expenses (dollars in thousands):

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Compensation and Benefits	$117,473	(34.2%)	$178,477	12.3%
Sales Commissions	86,056	(15.0%)	101,261	15.0%
Advertising and Marketing	41,939	(11.8%)	47,557	35.1%
Other	53,160	6.3%	50,009	21.6%

Selling, General and Administrative Expenses	$298,628	(20.9%)	$377,304	16.7%

SG&A as a Percentage of Revenues	16.6%	2.4	14.2%	0.7
Sales Orders, Backlog Units and Land Holdings
     The following tables summarize sales orders and backlog units:

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Sales Orders (in Units)
East	1,282	(17.2%)	1,549	(23.1%)
Southeast	743	(26.9%)	1,017	(34.6%)
Central	973	(25.6%)	1,308	(7.2%)
Texas	1,435	(21.8%)	1,834	9.5%
Northwest	914	(20.2%)	1,146	(6.0%)
Southwest	1,097	(17.5%)	1,329	(38.0%)
Other homebuilding	30	(55.2%)	67	(83.3%)

	6,474	(21.5%)	8,250	(20.8%)

Sales Per Average Neighborhood	9.6	(22.0%)	12.3	(28.5%)

	As of
	June 30, 2007		March 31, 2007
		Change		Change
Backlog Units
East	2,011	8.8%	1,848	(39.9%)
Southeast	1,546	1.8%	1,519	(56.2%)
Central	1,849	6.0%	1,744	(22.9%)
Texas	2,055	1.7%	2,020	(7.7%)
Northwest	1,732	(4.0%)	1,805	(18.5%)
Southwest	1,705	13.4%	1,503	(52.6%)
Other homebuilding	132	(37.7%)	212	(79.0%)

	11,030	3.6%	10,651	(38.7%)

     For the three months ended June 30, 2007, sales orders declined in all of the regions in which we do business. We expect that the decreases in sales orders in the three months ended June 30, 2007 will continue to impact our closings in the near term.
     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders are a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets, as well as the inability of prospective buyers to sell their existing homes. The decline in homebuyer demand and the affordability of housing in selected markets has also been caused by the general tightening of the mortgage underwriting guidelines. These factors are evidenced by lower customer traffic and cancellation rates that are much higher than our long-term average cancellation rates ranging from 18% to 26%. For the three months ended June 30, 2007 and 2006, cancellation rates were 31.2% and 32.7%, respectively.
     In light of the challenging market conditions, our strategy is to focus on increasing our inventory turns and generating cash. As a percentage of revenues, we increased advertising costs, sales commissions and sales incentives to help stimulate sales orders and sell our existing inventory. We curtailed housing starts so that we could reduce our speculative inventory. We have also taken steps to reduce our land position. The following table summarizes our land position:

	As of
	June 30, 2007			March 31, 2007
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots
East	18,170	23,201	41,371	18,604	25,829	44,433
Southeast	25,027	6,537	31,564	25,485	7,113	32,598
Central	7,837	5,561	13,398	8,851	5,303	14,154
Texas	16,824	8,419	25,243	16,113	10,405	26,518
Northwest	9,467	5,824	15,291	10,388	6,224	16,612
Southwest	15,170	4,806	19,976	14,694	6,755	21,449
Other homebuilding	3,870	—	3,870	4,176	80	4,256

	96,365	54,348	150,713	98,311	61,709	160,020

Change	(2.0%)	(11.9%)	(5.8%)	(9.7%)	(67.0%)	(45.9%)
     We decreased our total land position when compared to March 31, 2007 with the most pronounced declines occurring in lots controlled. The decrease in our land position for the three months ended June 30, 2007 is a result of our decision to decelerate land purchases and new lot option arrangements. As compared to June 30, 2006, our total land position has decreased 131,877 lots or 46.7%. Included in our total land position are 4,587 and 4,914 lots controlled through joint venture arrangements as of June 30 and March 31, 2007, respectively. We have completed due diligence on 23,666 lots of the 54,348 lots we control. Generally, lots where we have completed due diligence have more substantial deposits and pre-acquisition costs incurred, and the deposits are non-refundable.
     We expect our total land position owned or controlled under option agreements at June 30, 2007 to provide land for approximately 98%, 96% and 87% of estimated closings for fiscal years 2008, 2009 and 2010, respectively, based on our current closing projections. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to take the necessary steps to reduce our land position.

Regional Discussion
     Changes in revenues and operating earnings for our homebuilding reporting segments are outlined in the table below (dollars in thousands):

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Revenues
East	$360,776	(33.7%)	$544,423	9.8%
Southeast	213,857	(46.2%)	397,782	11.1%
Central	185,069	(36.2%)	289,914	2.6%
Texas	234,733	(3.9%)	244,356	8.2%
Northwest	395,525	(21.7%)	504,879	8.2%
Southwest	371,204	(37.3%)	592,033	24.0%
Other homebuilding	42,656	(44.2%)	76,450	(17.5%)

	$1,803,820	(31.9%)	$2,649,837	10.4%

Operating Earnings (Loss)
East	$18,052	(78.2%)	$82,979	(2.3%)
Southeast	(13,017)	(121.5%)	60,602	20.9%
Central	(6,367)	(166.1%)	9,633	(54.8%)
Texas	14,136	(30.5%)	20,347	35.5%
Northwest	(32,081)	(143.8%)	73,290	(35.2%)
Southwest	(115,600)	(340.0%)	48,170	(43.7%)
Other homebuilding	(36,902)	(318.5%)	16,892	122.3%

	$(171,779)	(155.1%)	$311,913	(17.4%)

East
     Revenues decreased 33.7% for the three months ended June 30, 2007 primarily due to a 32.3% decrease in units closed when compared to the three months ended June 30, 2006. All markets in the East region experienced substantial decreases in unit closings except for markets in North Carolina. Sales orders decreased in all markets in the East region when compared to the same period in the prior year, with the exception of the Washington D.C. and Raleigh/Durham markets. Cancellation rates for the three months ended June 30, 2007 were 23.3%, as compared to 23.6% for the three months ended June 30, 2006. The Washington D.C. and Myrtle Beach markets realized the most significant improvement in cancellation rates when compared to the first quarter of fiscal year 2007. Discounts as a percentage of revenues in the East region increased to 7.0% versus 4.3% for the three months ended June 30, 2006. The largest discounts were offered in the New Jersey and Washington D.C. markets.
     Operating earnings decreased $64.9 million for the three months ended June 30, 2007 as compared to the same period in the prior year primarily due to decreases in virtually all markets. Additionally, write-offs of deposits and pre-acquisition costs increased $5.5 million when compared to the three months ended June 30, 2006, the majority of which occurred in the Washington D.C. market.
Southeast
     Revenues decreased 46.2% when compared to the three months ended June 30, 2006. All markets in the Southeast region experienced significant decreases in revenues and unit closings. Sales orders decreased 26.9% despite the fact that customer traffic remained relatively flat when compared to the same period of the prior year and cancellation rates improved to 30.5% versus 35.1% for the three months ended June 30, 2006. Discounts as a percentage of revenues in the Southeast region increased significantly from 4.6% to 13.4% for the current period, which contributed to the 6.5% decrease in average revenue per unit. Another factor contributing to the decrease in revenues was a $20.9 million decrease in land sale revenue when compared to the first quarter of fiscal year 2007.
     The Southeast region incurred an operating loss of $13.0 million for the three months ended June 30, 2007 as compared to earnings of $60.6 million in the same period of the prior year. The Nashville and Orlando markets were the only markets in the Southeast region that did not realize an operating loss for the three months ended June 30, 2007. The most significant decrease in operating earnings occurred in the Southwest Florida market, which incurred the majority of the impairments and write-offs of deposits and pre-acquisition costs in the region.

Central
     Revenues decreased 36.2% primarily due to a 34.2% decrease in units closed as compared to the three months ended June 30, 2006. All markets in the Central region experienced significant decreases in revenues and unit closings. Discounts as a percentage of revenues increased from 6.6% to 9.5% for the first quarter of fiscal year 2008, which contributed to the 3.4% decrease in average revenue per unit. Sales orders decreased 25.6% primarily due to a 29.4% decrease in customer traffic while cancellation rates improved slightly from 31.2% to 30.6% when compared to the same period of the prior year.
     The Central region realized an operating loss of $6.4 million for the three months ended June 30, 2007 as compared to earnings of $9.6 million in the same period of the prior year. All markets in the Central region achieved reductions in their selling, general and administrative expenses, which partially offset the decreases in revenues.
Texas
     Revenues for the Texas region decreased 3.9% compared to the prior year, representing the most moderate decrease in revenues for any of our regions. Average revenue per unit increased in all markets, which helped offset a 7.0% decrease in closings. The San Antonio market achieved an increase in revenues, while all other markets in the Texas region decreased. Discounts as a percentage of revenues were 3.6% for the three months ended June 30, 2007. Sales orders decreased 21.8% as cancellation rates increased to 32.7% compared to 29.0% for the same period in the prior year.
     Although operating earnings decreased $6.2 million when compared to the same period in the prior year, all markets in the Texas region generated operating earnings. To date, the Texas region has been less affected by the challenging market conditions experienced in other regions, which we believe results from the moderate growth rates and price appreciation realized in this region in prior periods.
Northwest
     Revenues decreased 21.7% as compared to the three months ended June 30, 2006. Decreases in both average revenue per unit and unit closings contributed to the decrease in revenues. Most of the markets in the Northwest region experienced substantial decreases in revenues. The Portland and Central Valley markets were the only markets to achieve increases in revenues. The decrease in revenues is reflective of a reduction in units closed and an increase in discounts from 6.7% to 11.1% for the three months ended June 30, 2007. Sales orders for the three months ended June 30, 2007 decreased 20.2% primarily due to relatively high cancellation rates of 34.7% for the Northwest region.
     The Northwest region experienced an operating loss of $32.1 million for the three months ended June 30, 2007 as compared to earnings of $73.3 million in the same period of the prior year. Factors contributing to the operating loss for the three months ended June 30, 2007 were our share of a joint venture’s impairment in the Sacramento market for $27.1 million and $20.0 million in impairments and write-offs of deposits and pre-acquisition costs in the Reno and Central Valley markets. The Central Valley, Bay Area, Portland and Hawaii markets all generated operating earnings.
Southwest
     The decrease in the Southwest regions’ revenues was primarily due to a 34.4% decrease in units closed when compared to the same period in the prior year. The largest decreases in unit closings occurred in the Inland Empire and Las Vegas markets. Discounts as a percentage of revenues rose to 8.4% from 3.9% for the three months ended June 30, 2006, which contributed to the 2.4% decrease in average revenue per unit. For the three months ended June 30, 2007, cancellation rates were 33.8% which is still relatively high when compared to historic levels, despite the fact that the cancellation rates have decreased from 43.4% in the same period of the prior year.
     The Southwest region experienced an operating loss of $115.6 million for the three months ended June 30, 2007 as compared to earnings of $48.2 million in the same period of the prior year. All markets within the Southwest region reported significant decreases in operating results. The Inland Empire, Los Angeles and Las Vegas markets experienced the largest dollar decreases in operating earnings, which is reflective of $68.1 million in impairments and write-offs of deposits and pre-acquisition costs in those markets.

Other homebuilding
     Other homebuilding is primarily comprised of certain operating segments that are not part of our long-term strategy. The projects in these operating segments will be built out and liquidated. None of the operating segments included in Other homebuilding are significant. Additionally, certain homebuilding ancillary businesses and certain income and expenses that are not allocated to our operating segments are reported in this segment.
     The Other homebuilding region experienced an operating loss of $36.9 million for the three months ended June 30, 2007 as compared to earnings of $16.9 million in the same period of the prior year. The decrease in operating earnings is primarily the result of $31.2 million in impairments from our resort and second home operations in Texas and Florida.
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
     Financial Services’ revenues and operating earnings are derived primarily from the sale of mortgage loans, together with all related servicing rights, broker fees, title and other various insurance coverages, interest income and other fees. Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Interest revenues on mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.
     In the normal course of our activities, we carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans and interest expense on debt used to fund the mortgage loans.
     Our business strategy of selling loans reduces our capital investment and related risks, provides substantial liquidity and is an efficient process given the size and liquidity of the mortgage loan secondary capital markets. CTX Mortgage Company, LLC originates mortgage loans and sells them to Harwood Street Funding I, LLC, which we refer to as HSF-I, and investors. HSF-I is a special purpose entity for which we are the primary beneficiary and is consolidated with our Financial Services segment. HSF-I’s debt and subordinated certificates do not have recourse to us. We do not guarantee the payment of any debt or subordinated certificates of HSF-I and are not liable for credit losses relating to securitized mortgage loans sold to HSF-I.

     The following summarizes Financial Services’ results (dollars in thousands):

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Revenues	$97,966	(20.2%)	$122,741	11.6%
Cost of Sales	(20,488)	(1.7%)	(20,837)	63.1%
Selling, General and Administrative Expenses	(62,509)	(20.7%)	(78,817)	3.8%

Operating Earnings	$14,969	(35.2%)	$23,087	8.5%

Operating Margin	15.3%	(3.5)	18.8%	(0.5)
Financial Services Margin (1)	19.3%	(3.4)	22.7%	0.8

Net Interest Income	$5,552	(35.0%)	$8,539	(19.6%)

Average Interest Earning Assets	$1,445,433	(8.2%)	$1,574,341	5.7%
Average Yield	7.21%	(0.25)	7.46%	1.1	7
Average Interest Bearing Liabilities	$1,389,545	(9.8%)	$1,541,255	3.6%
Average Rate Paid	5.98%	0.55	5.43%	1.9	7

(1)
Financial Services margin is a non-GAAP financial measure, which we believe is useful as it allows investors to assess the operating performance of our Financial Services operations by netting the cost of funding mortgage originations (interest expense) against the related interest income. Financial Services margin is equal to Operating Earnings as a percentage of Financial Services Revenues less interest expense, all of which are set forth in the table above.

     Financial Services’ revenues for the three months ended June 30, 2007 decreased as compared to the same period in the prior year due to a decrease in mortgage loan originations. Cost of sales, which is solely comprised of interest expense, declined slightly as decreases in average interest bearing liabilities were offset by the effect of higher short-term interest rates. Since cost of sales remained relatively flat, the decrease in net interest income for the three months ended June 30, 2007 is attributable to a decrease in interest income. The decrease in selling, general and administrative expenses for the three months ended June 30, 2007 is primarily the result of decreases in branch operating, support and compensation expenses, as well as a decrease in management compensation costs. Operating margin and Financial Services margin for the three months ended June 30, 2007 decreased due to an increase in short-term interest rates, which resulted in an increase in cost of sales as a percentage of revenues.
     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services (dollars in thousands, except average loan size and volume):

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Loan Sales to Investors
Volume (in millions)	$2,353.3	(17.6%)	$2,857.2	11.9%
Number of Loans Sold	10,848	(24.2%)	14,312	8.4%
Gain on Sale of Mortgage Loans	$38,634	(17.1%)	$46,597	18.4%

Loans Brokered to Third Party Lenders
Volume (in millions)	$597.8	(37.5%)	$957.1	9.4%
Number of Brokered Loans	1,719	(46.9%)	3,237	(5.1%)
Broker Fees	$10,657	(42.7%)	$18,603	3.2%

Average Loan Size
Loans Sold to Investors	$216,946	8.7%	$199,634	3.2%
Loans Brokered to Third Party Lenders	$347,834	17.6%	$295,670	15.3%

     The volume and number of loans sold to investors decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decreases in the volume and number of these loans sold for the three months ended June 30, 2007 were partially offset by an increase in average income received from the sale of mortgage servicing rights for each loan. Broker fee income decreased as a result of decreases in the volume of loans brokered to third party lenders and the average income per brokered loan.
     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Open Applications — Beginning	17,648	(24.0%)	23,219	(6.8%)
New Applications	27,549	8.4%	25,409	(17.8%)
Cancelled Applications	(14,222)	39.0%	(10,229)	3.8%
Originated Loans	(11,992)	(20.0%)	(14,982)	(16.4%)

Open Applications — Ending	18,983	(18.9%)	23,417	(16.5%)

     The table below provides a comparative analysis of mortgage loan originations:

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Origination Volume (in millions)	$2,770.3	(20.6%)	$3,488.1	(8.7%)
Number of Originated Loans
Builder	4,541	(25.1%)	6,065	7.9%
Retail	7,451	(16.4%)	8,917	(27.6%)

	11,992	(20.0%)	14,982	(16.4%)

Average Loan Size — Originated Loans	$231,000	(0.8%)	$232,800	9.2%
     Total originations for the three months ended June 30, 2007 decreased primarily as a result of a decline in homebuyer demand and the strategic decision to reduce the number of Retail loan officers. Refinancing activity accounted for 20% and 17% of our originations for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, Financial Services originated 78% and 77%, respectively, of the non-cash unit closings of Home Building’s customers.
     In spring 2007, the mortgage markets were affected by increased default levels of “sub-prime mortgage loans” as a result of the downturn in the housing market and other conditions. There is not an industry-wide definition of a sub-prime mortgage loan. In order to assess our financial exposure as a result of these developments, we evaluated mortgages originated by CTX Mortgage Company, LLC. For the purpose of this analysis, we defined a sub-prime mortgage loan as a loan with all of the following characteristics: unverified income (documentation); borrower credit ratings (FICO scores) less than 660; and loan-to-value ratios greater than 90%. We concluded that these sub-prime mortgage loans did not have the potential for a material impact on our operations. During our evaluation, we considered the fact that CTX Mortgage Company, LLC sells substantially all of its mortgage loans that are not brokered loans to HSF-I under pre-determined eligibility criteria. Mortgage loans held by HSF-I are warehoused under a securitization structure that transfers the risk of credit losses. We do, however, retain liability for representations and warranties made by us in connection with the sale of mortgages to HSF-I. Adverse developments relating to sub-prime mortgage loans or a general tightening of lending requirements in response to these developments in the mortgage markets could reduce the population of potential mortgage customers, and in turn, negatively impact Financial Services’ future operating results.

OTHER
     Our Other segment includes our home services operations, investment real estate operations, as well as corporate general and administrative expense and interest expense.
     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Operating Earnings (Loss) from Home Services
Operations	$1,208	(169.9%)	$(1,728)	(32.1%)
Operating Earnings (Loss) from Investment
Real Estate Operations	—	(100.0%)	(39)	(62.5%)
Interest Income and Other Revenue	4,926	100.0%	—	—
Corporate General and Administrative Expense	(44,981)	(17.9%)	(54,770)	(4.4%)

Operating Loss	$(38,847)	(31.3%)	$(56,537)	(9.6%)

     Our home services revenues increased 10.5% to $34.7 million in the three months ended June 30, 2007 as compared to the same period in the prior year. This increase in revenues is the result of an expanded customer base. We had 412 thousand pest defense customers as of June 30, 2007 as compared to 374 thousand as of June 30, 2006. The positive operating earnings realized by our home services operations for the three months ended June 30, 2007 is primarily due to the increase in revenues and leverage in selling, general and administrative expenses.
     Corporate general and administrative expenses represent corporate employee compensation and benefits, professional services and other corporate costs such as investor communications, insurance, rent, utilities and travel costs. The following table summarizes corporate general and administrative expenses (dollars in thousands):

	For the Three Months Ended June 30,
	2007		2006
		Change		Change
Compensation and Benefits	$35,631	(31.1%)	$51,730	5.7%
Professional Services	3,168	(2.8%)	3,260	(24.5%)
Rent and Utilities	1,674	22.1%	1,371	0.9%
Travel	1,236	(41.0%)	2,095	(1.9%)
Other	3,272	(188.8%)	(3,686)	(216.4%)

General and Administrative Expenses	$44,981	(17.9%)	$54,770	(4.4%)

     The decrease in corporate general and administrative expenses in the three months ended June 30, 2007 versus the same period in the prior year is primarily related to decreases in compensation and benefits. The decrease in compensation and benefits is a result of reductions in personnel at our corporate offices and decreases in our estimated performance-related incentive compensation.
INCOME TAXES
     For the three months ended June 30, 2007, we recognized an income tax benefit of $64.3 million as compared to income tax expense of $106.0 million for the three months ended June 30, 2006. Our effective tax rate was 32.9% and 38.1% for the three months ended June 30, 2007 and 2006 respectively. The decrease in the effective tax rate primarily results from an increase in accrued interest expense associated with our liability for unrecognized tax benefits, an increase of nondeductible compensation, a reduction of tax benefits from the domestic manufacturing deduction and a decrease in pre-tax earnings. For additional information on the adoption of FIN 48, please refer to Note (A), “Significant Accounting Policies,” and Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

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
     For additional information on our discontinued operations, see Note (L), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.
Home Equity
     Discontinued operations for Home Equity are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2007	2006 (1)
Revenues	$—	$152,943
Operating Loss	$—	$(24,742)

(1)
Amounts include the elimination of intercompany activity related to sales from CTX Mortgage Company, LLC to Home Equity. Intercompany revenues and costs and expenses of $1,395 thousand and $17 thousand, respectively, were eliminated.

Construction Services
     Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2007	2006 (1)
Revenues	$—	$469,523
Operating Earnings	$—	$5,158
Pre-tax Gain on Sale	$5,463	$—

(1)
Amounts include the elimination of intersegment activity related to Construction Services’ multi-unit residential vertical construction for Home Building. Intercompany revenues and costs and expenses of $31,937 thousand and $30,284 thousand, respectively, were eliminated.

     After the sale of Construction Services, we remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. At June 30, 2007, these surety bonds have a total face amount of $3.77 billion, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. We estimate that $1.53 billion of work remains to be performed on these projects at June 30, 2007. In connection with certain of these surety bond obligations, we have agreed to provide certain sureties with letters of credit of up to $100 million if our public debt ratings fall below investment grade. The purchaser of Construction Services has agreed to indemnify Centex against losses relating to such surety bond obligations, including amounts drawn under any such letters of credit. We also have purchased for our benefit an additional back-up indemnity provided by a financial institution with an AA- (S&P) and Aa3 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is initially subject to a limit of $2 billion, which declines to $400 million over time and terminates in 2016.

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Three Months Ended June 30,
	2007	2006
Net Cash Provided by (Used in)
Centex*
Operating Activities	$(533,393)	$(850,138)
Investing Activities	(61,970)	44,902
Financing Activities	(46,757)	843,129

	(642,120)	37,893

Financial Services
Operating Activities	195,355	425,718
Investing Activities	17,522	(333,319)
Financing Activities	(220,267)	(66,450)

	(7,390)	25,949

Centex Corporation and Subsidiaries
Operating Activities	(374,766)	(416,604)
Investing Activities	(22,720)	(310,463)
Financing Activities	(252,024)	790,909

Net (Decrease) Increase in Cash	$(649,510)	$63,842

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

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. As a result, all Construction Services cash flows prior to disposal are included with the Centex cash flows and all Home Equity cash flows prior to disposal are included with the Financial Services cash flows. Significant components of cash flows from discontinued operations are discussed below.
Centex
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, borrowings from commercial paper and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations. During the three months ended June 30, 2007, Centex’s cash from cash operating activities was primarily used for estimated tax payments, employee compensation and other reductions in accounts payable and accrued liabilities, as well as investments in inventory. Included in Centex’s financing activities during the three months ended June 30, 2007 was cash used for the repayment of long-term debt.
     During the three months ended June 30, 2006, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the units under construction during the period, and for the acquisition of land held for development. The funds provided by Centex’s financing activities for the three months ended June 30, 2006 were primarily from debt issued to fund the increased homebuilding activity, offset by scheduled debt maturities and share repurchases.
Financial Services
     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed credit facilities, proceeds from the sale of mortgage loans to HSF-I and investors and cash flows from operations.

Financial Services’ operating cash is derived through sales of mortgage loans and origination and servicing fees. During the three months ended June 30, 2007 and 2006, cash was provided by sales of mortgage loans and origination and servicing fees. The funds used in Financial Services’ investing activities in the three months ended June 30, 2006 were primarily related to an increase in funding Home Equity’s mortgage loans held for investment prior to its sale. Included in Financial Services’ financing activities during the three months ended June 30, 2007 and 2006 was cash used for the repayment of short-term borrowings. During the three months ended June 30, 2006, Financial Services’ financing activities also include Home Equity’s issuance of long-term debt used to fund the increase in its mortgage loans held for investment prior to its sale (see further explanation below).
Discontinued Operations
     Included in Centex’s operating cash flows in the three months ended June 30, 2006 were general contracting fees obtained through our Construction Services segment. For the three months ended June 30, 2006, cash used by Construction Services’ operating cash flows was $2.1 million.
     Included in Financial Services’ operating cash flows were funds from securitizations and interest income on mortgage loans held by Home Equity for investment. Financial Services’ cash used in financing activities during the three months ended June 30, 2006 was the result of Home Equity’s issuance of long-term debt used to fund the increase in its mortgage loans held for investment prior to its sale.
     Construction Services and Home Equity did not require significant capital resources nor did they provide significant liquidity. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.
Future Cash Sources and Uses
     Our existing credit facilities and available capacity as of June 30, 2007 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	538,948

	2,085,000	1,788,948	(1) (2)

Financial Services
Secured Credit Facilities	440,000	351,170	(3)
Mortgage Conduit Facilities	450,000	185,000	(4)
Harwood Street Funding I, LLC Facility	3,000,000	1,895,600

	3,890,000	2,431,770

	$5,975,000	$4,220,718

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as backup for Centex Corporation’s $1.25 billion commercial paper program and provides $835 million of letter of credit capacity. As of June 30, 2007, the $1.25 billion commercial paper program had no amounts outstanding. There have been no direct borrowings under this revolving credit facility since its inception.

(2)
Centex maintains a minimum of $100 million in unused committed credit at all times in conjunction with certain remaining surety bond obligations relating to Construction Services projects commenced prior to the sale of Construction Services on March 30, 2007. Following the sale of Construction Services, the purchaser has indemnified Centex for losses and Centex has obtained a back-up indemnity from an AA- (S&P), Aa3 (Moody’s) rated financial institution, which indemnifies Centex against certain losses under any such letters of credit.

(3)	CTX Mortgage Company, LLC maintains $440 million of secured, committed mortgage warehouse facilities.

(4)
A wholly-owned limited purpose subsidiary of CTX Mortgage Company, LLC maintains secured, committed facilities funded through commercial paper conduits to finance the purchase of certain mortgage loans from CTX Mortgage Company, LLC.

     Mortgage loans held for sale are primarily funded by CTX Mortgage Company, LLC’s sale of mortgage loans to HSF-I. HSF-I acquires mortgage loans from CTX Mortgage Company, LLC, holds them on average 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of June 30, 2007, HSF-I had outstanding (1) short-term secured liquidity notes rated A1+ by Standard & Poor’s, or S&P, and P-1 by Moody’s Investors Service, or Moody’s, and (2) subordinated certificates maturing in September 2009, extendable for up to five years, rated BBB by S&P and Baa2 by Moody’s. The purposes of this arrangement are to allow CTX Mortgage Company, LLC to reduce funding costs associated with its originations, to improve its liquidity and to reduce credit risks associated with mortgage warehousing. HSF-I is consolidated pursuant to the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46; accordingly, the debt, interest income and interest expense of HSF-I are reflected in the financial statements of Financial Services.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain compliance with certain financial covenants. At June 30, 2007, we were in compliance with all these covenants. We monitor compliance with these covenants on a quarterly basis, including forward looking projections. On July 20, 2007, our multi-bank revolving credit facility was amended to, among other things, remove the interest coverage ratio covenant. The interest coverage ratio is no longer a covenant, the violation of which could cause an event of default, but it is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions.
     As of June 30, 2007, our short-term debt was $1.40 billion, of which the majority was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our commercial paper program.
     Our outstanding debt (in thousands) as of June 30, 2007 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$1,500
Senior Debt:
Medium-term Note Programs, weighted-average 5.61%, due through 2008	170,000
Senior Notes, weighted-average 5.89%, due through 2017	3,654,029
Other Indebtedness, weighted-average 6.54%, due through 2018	23,825

3,849,354

Financial Services
Short-term Debt:
Short-term Notes Payable	353,831
Harwood Street Funding I, LLC Secured Liquidity Notes	1,042,723
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 7.32%, due through 2010	60,000

1,456,554

$5,305,908

     During the three months ended June 30, 2007, the principal amount of our outstanding long-term debt decreased $54.8 million resulting from the following (dollars in millions):

	Debt Type	Amount
Centex
Issuances	Other Indebtedness	$0.4
Retirements, net	Senior Note	(54.9)
	Other Indebtedness	(0.3)

Total		$(54.8)

     Effective April 1, 2007, we adopted FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings. In accordance with FIN 48, at June 30, 2007, accrued liabilities include $463.2 million in unrecognized tax benefits, accrued interest and accrued penalties (which excludes the tax benefit relating to the deductibility of interest and state income tax). Due to the nature of these liabilities and ongoing examinations by taxing authorities, we are unable to reasonably estimate during which future periods these amounts will ultimately be settled. For further information regarding FIN 48, see Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

     On May 11, 2006, our Board of Directors authorized the repurchase of an additional 12 million shares. As of June 30, 2007, our remaining share repurchase authorization totaled 9.4 million shares.
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
     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of
	June 30, 2007	March 31, 2007
Number of Active Joint Ventures (1)	43	49

Investment in Joint Ventures	$273,872	$281,644

Total Joint Venture Debt (2)	$897,370	$1,000,599

Centex’s Share of Joint Venture Debt:
Based on Centex’s Ownership Percentage	$365,494	$412,397

Based on Limited Debt Recourse Provisions:
Limited Maintenance Guarantee (3) (5)	$133,441	$162,425
Repayment Guarantee (4) (5)	12,137	12,055

Total Limited Debt Recourse	$145,578	$174,480

(1)
The number of active joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We are the managing member of 23 and 28 of the active joint ventures as of June 30, 2007 and March 31, 2007, respectively.

(2)	As of June 30, 2007 and March 31, 2007, 21 of the active joint ventures have outstanding debt.

(3)
We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, we have contributed additional capital in order to maintain loan to value requirements.

(4)	We have guaranteed repayment of a portion of certain joint venture debt limited to our ownership percentage of the joint venture or a percentage thereof.

(5)	These amounts represent our maximum exposure based on the joint ventures’ debt at each respective date.
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

CRITICAL ACCOUNTING ESTIMATES
     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with generally accepted accounting principles; however, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates have been discussed with the members of the Audit Committee of the Board of Directors.
Inventory Valuation
     Land acquisition, land development, and home construction costs include costs incurred (land acquisition and development, direct construction, capitalized interest and real estate taxes), as well as certain estimated costs. These estimated costs include accruals for estimated costs incurred but not yet paid and estimates of remaining costs. These estimates are based on homebuilding and land development budgets that are assembled from historical experience and local market conditions. Actual results may differ from anticipated costs due to a variety of factors including, but not limited to, a change in the length of construction period, a change in cost of construction materials and contractors, and a change in housing demand. To mitigate these factors, we regularly review and revise our construction budgets and estimates of costs to complete.
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
     These key assumptions are dependent on project specific local market (or neighborhood) conditions and are inherently uncertain. Local market-specific factors that may impact our project assumptions include:
•	historical project results such as average sales price and sales rates, if closings have occurred in the project,

•	competitors’ local market (or neighborhood) presence and their competitive actions,

•	project specific attributes such as location desirability and uniqueness of product offering,

•	potential for alternative product offerings to respond to local market conditions, and

•	current local market economic and demographic conditions and related trends and forecasts.
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
     For the quarter ended June 30, 2007, discount rates used in our estimated discounted cash flow assessments ranged from 10% to 17%, with an average discount rate of 13.1%.
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
     We determine if we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon our estimates of the variability and probabilities of future land prices and the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. We perform our analysis at the inception of each lot option agreement. Local market personnel are actively involved in our evaluation, including the development of our estimates of expected gains and losses of the variable interest entity. To the extent an option agreement is significantly modified or amended, the agreement is reevaluated pursuant to FIN 46. Based on our evaluation, if we are the primary beneficiary of those entities with which we have entered into land option agreements, the variable interest entity is consolidated. To the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests. See Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.
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
     Land option deposits (including those consolidated) and pre-acquisition costs are expensed if the option agreement terminates, is in default, expires by its terms or if we determine it is probable that the property will not be acquired. On a periodic basis, we assess the probability of acquiring the land we control under option agreements. This assessment is performed for each option agreement by local market personnel. The key factors that impact our assessment include:
•	local market housing inventory levels for both existing and new homes,

•	our existing local supply of owned and controlled lots,

•	contract purchase price and terms,

•	evaluation of local regulatory environment and, if not fully entitled, likelihood of obtaining required approvals, and

•	local market economic and demographic factors such as job growth, long- and short-term interest rates, consumer confidence, population growth and immigration.
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
     We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Key assumptions utilized in our discounted cash flow model include estimated future sales levels, estimated costs of sales, varying discount rates over local markets, and working capital constraints as they principally relate to estimated future inventory levels. Material variations of these assumptions may have a significant impact to the carrying value of goodwill.
Warranty Accruals
     Home Building offers a ten-year limited warranty for most homes constructed and sold. The warranty covers defects in materials or workmanship in the first two years of the home and certain designated components or structural elements of the home in the third through tenth years. Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed. Factors that affect Home Building’s warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim. Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Although we consider the warranty accruals reflected in our Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.
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
     Although we consider the loan origination reserve reflected in our Consolidated Balance Sheets at June 30, 2007 to be adequate, there can be no assurance that this reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. This reserve may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.
Insurance Accruals
     We have certain self-insured retentions and deductible limits under our workers’ compensation, automobile and general liability insurance policies. We establish reserves for our self-insured retentions and deductible limits based on an analysis of historical claims and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. On an annual basis, we engage actuaries to assist in the evaluation and development of claim rates and required reserves for self insurance including reserves related to construction defects and general liability claims. We periodically assess the adequacy of our insurance accruals and adjust the amounts as necessary. Although we consider the insurance accruals reflected in our Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.
Income Taxes
     We account for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     On April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which we refer to as FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings. For further discussion regarding the adoption of FIN 48, please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.
     In accordance with the provisions of FIN 48, we recognize in our financial statements the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the “more likely than not” threshold are measured (using a probability weighted approach) at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement.
     Prior to the adoption of FIN 48, we applied SFAS No. 5, “Accounting for Contingencies,” to assess and provide for potential income tax exposures. In accordance with SFAS No. 5, we maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from such audits. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements and effective tax rates as more items are recognized and/or derecognized discretely within income tax expense.
     The federal statute of limitations has expired for our federal tax returns filed for tax years through March 31, 2000. In July 2007, we received a revenue agent’s report from the Internal Revenue Service, or IRS, relating to the ongoing audit of our federal income tax returns for fiscal years 2001 through 2004. We believe that our tax return positions are supported and will vigorously dispute the proposed adjustments. We anticipate that the IRS will begin an examination of fiscal years 2005 and 2006 during the current fiscal year. The estimated liability for unrecognized tax benefits is periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require the Company to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the change occurs.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, or SFAS 157, “Fair Value Measurements,” which serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective as of the beginning of our fiscal year ending March 31, 2009. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to achieve similar results. SFAS 159 will be effective for us as of April 1, 2008. We expect that the adoption of SFAS 159 will not have a material impact on our results of operations or financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.
     Certain information included in this Report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, as amended. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. Such statements include information related to anticipated operating results, financial resources, changes in interest rates, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized by our investment in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new neighborhoods, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and contractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, the completion of and effects from planned transactions and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public.
     Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control and certain of which are listed above. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Report or another report or public statement made by us, including the risk factor section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (which is hereby incorporated by reference), will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.
     All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.
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
     There have been no material changes in our market risk since March 31, 2007. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and Note (K), “Derivatives and Hedging,” of the Notes to Consolidated Financial Statements.
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
     Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”). The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2007 Form 10-K.
     As previously disclosed in another risk factor contained in our 2007 Form 10-K, there is often a significant lag time between when we contract to acquire land for development and when we sell homes in neighborhoods we have planned, developed, and constructed. During the quarter ended June 30, 2007, we decided not to pursue development and construction in certain areas where we held land or had made option deposits, which resulted in additional write-offs of land deposits and pre-acquisition costs. These write-offs adversely affected our operating earnings and operating margins during the quarter ended June 30, 2007. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, which would lead to further write-offs. See 2007 Form 10-K, Item 1A, “Home Building — The lag between when we acquire land and when we sell homes in our neighborhoods can make our operations susceptible to the effects of rapid changes in market conditions.”
     The second risk factor contained in Item 1A of the 2007 Form 10-K, under “Factors Affecting Multiple Business Segments,” is amended to read as follows:
Our income tax provision, liability for uncertain tax positions (FIN 48), and other tax reserves may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our positions.
     Significant judgment is required to determine our provision for income taxes, liability for uncertain tax positions, and other tax reserves. In the ordinary course of our business, there may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the appropriate tax treatment is reasonable, no assurance can be given that the final tax authority determination will not be materially different than that which is reflected in our income tax provision, liability for uncertain tax positions, and other tax reserves. Such differences could have a material adverse effect on our income tax provision or benefits, liability for uncertain tax positions, or other tax reserves, in the period in which such determination is made and, consequently, on our net income for such period.
     From time to time, we are audited by various federal, state and local authorities regarding tax matters. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain a liability for uncertain tax positions in accordance with FIN 48. However, if these accrued liabilities and/or reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
     We regularly repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended June 30, 2007:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
April 1-30	—	$—	—	9,399,700
May 1-31	—	$—	—	9,399,700
June 1-30	6,270	$40.07	—	9,399,700

Total (1)	6,270	$40.07	—

(1)
The 6,270 shares repurchased for the quarter ended June 30, 2007 represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

     On May 11, 2006, the Company’s Board of Directors authorized the repurchase of an additional 12 million shares of our common stock. After giving effect to repurchases after that date, the current approved repurchase authorization is 9,399,700 shares. Purchases are made in the open market or in block purchases, and such transactions may be effected from time to time or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date.
Item 6. Exhibits
     The following documents are filed as part of this Report.
3.1
Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Amended and Restated By-Laws of Centex dated July 12, 2007 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on July 17, 2007).

4.1
Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior debt of Centex issued pursuant to supplements to the indentures filed as Exhibits 4.5 and 4.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Form of stock option award for 2001 Stock Plan (incorporated by reference from Exhibit 10.4 to Centex’s Current Report on Form 8-K filed on May 16, 2007).*

10.2	Form of stock unit award agreement for Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).*

10.3	Form of award agreement for 2003 Annual Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 to Centex’s Current Report on Form 8-K filed on May 23, 2007).*

10.4	Form of stock award option agreement for 2003 Equity Incentive Plan (incorporated by reference from Exhibit 10.6a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).*

10.5	Form of stock unit award agreement for 2003 Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to Centex’s Current Report on Form 8-K filed on May 16, 2007).*

10.6	Form of restricted stock award agreement for 2003 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to Centex’s Current Report on Form 8-K filed on May 16, 2007).*

10.7
Form of deferred compensation agreement for the Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.9a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).*

10.8	Form of long term performance unit award for 2003 Equity Incentive Plan (May 2007 award) (incorporated by reference from Exhibit 10.4 to Centex’s Current Report on Form 8-K filed on May 23, 2007).*

10.9
Credit Support Annex, dated July 18, 2007, between Centex Corporation and Bank of America, N.A. (incorporated by reference from Exhibit 10.4 to Centex’s Current Report on Form 8-K filed on July 23, 2007).

10.10
Credit Support Annex, dated July 18, 2007, between Centex Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.5 to Centex’s Current Report on Form 8-K filed on July 23, 2007).

10.11
Credit Support Annex, dated July 18, 2007, between Centex Corporation and Calyon New York Branch (incorporated by reference from Exhibit 10.6 to Centex’s Current Report on Form 8-K filed on July 23, 2007).

10.12
Second Amendment to Credit Agreement, dated July 20, 2007, among Centex Corporation, Bank of America, N.A., as Administrative Agent, and the lenders named therein (incorporated by reference from Exhibit 10.3 to Centex’s Current Report on Form 8-K filed on July 23, 2007).

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

CENTEX CORPORATION

Registrant

July 31, 2007	/s/ Catherine R. Smith

Catherine R. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer)

July 31, 2007	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)