Form 10-Q
period 2007-09-30
CENTEX CORP
filed 2007-11-02
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-6776
CENTEX CORPORATION
(Exact name of registrant as specified in its charter)
Nevada
(State of incorporation)
75-0778259
(I.R.S. Employer Identification No.)
2728 N. Harwood, Dallas, Texas 75201
(Address of principal executive offices) (Zip Code)
(214) 981-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ✓   Accelerated filer     Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 24, 2007: 121,563,158 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,
	2007	2006
Revenues
Home Building	$2,105,484	$2,658,047
Financial Services	80,700	120,578
Other	34,744	36,963

	2,220,928	2,815,588

Costs and Expenses
Home Building	3,026,395	2,508,333
Financial Services	134,782	94,414
Other	33,021	35,695
Corporate General and Administrative	34,540	44,998

	3,228,738	2,683,440

Loss from Unconsolidated Entities and Other	(31,782)	(979)

Other Income	17,899	—

Earnings (Loss) from Continuing Operations Before Income Taxes	(1,021,693)	131,169
Income Tax (Benefit) Provision	(377,860)	50,747

Earnings (Loss) from Continuing Operations	(643,833)	80,422
Earnings from Discontinued Operations, net of Tax Provision of $0 and $36,051	—	56,978

Net Earnings (Loss)	$(643,833)	$137,400

Basic Earnings (Loss) Per Share
Continuing Operations	$(5.26)	$0.67
Discontinued Operations	—	0.48

	$(5.26)	$1.15

Diluted Earnings (Loss) Per Share
Continuing Operations	$(5.26)	$0.65
Discontinued Operations	—	0.46

	$(5.26)	$1.11

Average Shares Outstanding
Basic	122,301,587	119,634,303
Dilutive Securities:
Options	—	3,858,252
Other	—	11,980

Diluted	122,301,587	123,504,535

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,
	2007	2006
Revenues
Home Building	$3,909,304	$5,307,884
Financial Services	178,666	243,319
Other	69,447	68,285

	4,157,417	5,619,488

Costs and Expenses
Home Building	4,981,941	4,856,925
Financial Services	217,779	194,068
Other	66,516	68,784
Corporate General and Administrative	79,521	99,768

	5,345,757	5,219,545

Earnings (Loss) from Unconsolidated Entities and Other	(51,835)	9,689

Other Income	22,825	—

Earnings (Loss) from Continuing Operations Before Income Taxes	(1,217,350)	409,632
Income Tax (Benefit) Provision	(442,182)	156,782

Earnings (Loss) from Continuing Operations	(775,168)	252,850
Earnings from Discontinued Operations, net of Tax Provision of $2,087 and $28,638	3,376	44,807

Net Earnings (Loss)	$(771,792)	$297,657

Basic Earnings (Loss) Per Share
Continuing Operations	$(6.36)	$2.09
Discontinued Operations	0.03	0.37

	$(6.33)	$2.46

Diluted Earnings (Loss) Per Share
Continuing Operations	$(6.36)	$2.02
Discontinued Operations	0.03	0.36

	$(6.33)	$2.38

Average Shares Outstanding
Basic	121,888,041	120,795,315
Dilutive Securities:
Options	—	4,037,501
Other	—	29,808

Diluted	121,888,041	124,862,624

Cash Dividends Per Share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	September 30, 2007	March 31, 2007
Assets
Cash and Cash Equivalents	$99,689	$882,754
Restricted Cash	121,103	146,532
Receivables -
Mortgage Loans	934,694	1,688,303
Trade and Other, including Notes of $8,107 and $10,295	348,643	227,618
From Affiliates	—	—
Inventories -
Housing Projects	7,167,116	8,474,883
Land Held for Development and Sale	429,064	158,212
Land Held Under Option Agreements Not Owned	140,413	282,116
Other	31,265	35,868
Investments -
Joint Ventures and Other	268,596	281,644
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	103,305	136,172
Other Assets -
Deferred Income Taxes	974,903	489,814
Goodwill	160,318	219,042
Deferred Charges and Other, net	191,336	176,975

	$10,970,445	$13,199,933

Liabilities and Stockholders’ Equity
Accounts Payable	$444,243	$520,833
Accrued Liabilities	1,806,075	1,822,429
Debt -
Centex	3,659,178	3,904,425
Financial Services	801,088	1,663,040
Commitments and Contingencies Minority Interests	96,063	176,937
Stockholders’ Equity -
Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 121,528,766 and 119,969,733 Shares	31,394	31,041
Capital in Excess of Par Value	80,776	48,349
Retained Earnings	4,261,118	5,250,873
Treasury Stock, at Cost; 4,046,894 and 4,193,523 Shares	(209,490)	(217,994)

Total Stockholders’ Equity	4,163,798	5,112,269

	$10,970,445	$13,199,933

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
September 30, 2007	March 31, 2007	September 30, 2007	March 31, 2007

$81,476	$870,688	$18,213	$12,066
28,346	56,467	92,757	90,065

—	—	934,694	1,688,303
299,356	175,683	49,287	51,935
—	—	30,027	23,788

7,167,116	8,474,883	—	—
429,064	158,212	—	—
140,413	282,116	—	—
22,255	27,121	9,010	8,747

268,596	281,644	—	—
295,155	137,704	—	—
88,289	119,203	15,016	16,969

931,766	465,247	43,137	24,567
151,366	210,090	8,952	8,952
168,864	163,497	22,472	13,478

$10,072,062	$11,422,555	$1,223,565	$1,938,870

$431,763	$510,106	$12,480	$10,727
1,722,017	1,719,753	84,058	102,676

3,659,178	3,904,425	—	—
—	—	801,088	1,663,040

95,306	176,002	757	935

—	—	—	—

31,394	31,041	1	1
80,776	48,349	478,467	275,467
4,261,118	5,250,873	(153,286)	(113,976)
(209,490)	(217,994)	—	—

4,163,798	5,112,269	325,182	161,492

$10,072,062	$11,422,555	$1,223,565	$1,938,870

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Six Months Ended September 30,
	2007	2006
Cash Flows — Operating Activities
Net Earnings (Loss)	$(771,792)	$297,657
Adjustments
Depreciation and Amortization	26,239	29,747
Stock-based Compensation	21,939	36,921
Provision for Losses on Mortgage Loans Held for Investment and Construction Loans	37,374	26,735
Impairments and Write-off of Assets	1,111,989	155,811
Deferred Income Tax (Benefit) Provision	(375,859)	75,364
Loss (Earnings) of Joint Ventures and Unconsolidated Subsidiaries	62,193	(165)
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	1,669	16,745
Minority Interest, net of Taxes	(178)	454
Gain on Sale of Assets	(18,408)	(114,638)
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Decrease (Increase) in Restricted Cash	26,006	4,541
(Increase) Decrease in Receivables	(111,738)	8,597
Decrease in Mortgage Loans Held for Sale	666,944	329,117
Increase in Receivables from Affiliates	—	—
Increase in Housing Projects and Land Held for Development and Sale	(52,739)	(1,215,379)
Decrease (Increase) in Other Inventories	11,536	394
Decrease in Accounts Payable and Accrued Liabilities	(332,847)	(229,433)
Decrease (Increase) in Other Assets, net	21,300	(12,238)
Other	(104)	71

	323,524	(589,699)

Cash Flows — Investing Activities
Payments received on Notes Receivable	2,188	11,578
Increase in Mortgage Loans Held for Investment	—	(292,448)
Decrease (Increase) in Construction Loans	34,591	(86,589)
Investment in and Advances to Joint Ventures	(100,548)	(122,033)
Distributions of Capital from Joint Ventures	48,417	98,813
(Increase) Decrease in Investments in and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(4,615)	(13,134)
Proceeds from Dispositions	10,813	495,276
Other	(3,563)	(3,861)

	(12,717)	87,602

Cash Flows — Financing Activities
Increase in Restricted Cash	(577)	(19,583)
(Decrease) Increase in Short-term Debt, net	(862,201)	165,109
Centex
Issuance of Long-term Debt	107	500,564
Repayment of Long-term Debt	(245,776)	(117,373)
Financial Services
Issuance of Long-term Debt	—	961,126
Repayment of Long-term Debt	—	(746,680)
Proceeds from Stock Option Exercises	24,654	35,401
Purchases of Common Stock, net	(411)	(266,008)
Capital Contributions Received, net of Dividends Paid	(9,668)	(9,549)

	(1,093,872)	503,007

Net (Decrease) Increase in Cash and Cash Equivalents	(783,065)	910
Cash and Cash Equivalents at Beginning of Period (1)	882,754	47,955

Cash and Cash Equivalents at End of Period (2)	$99,689	$48,865

See Notes to Consolidated Financial Statements.
(1)	Amount includes cash and cash equivalents of discontinued operations of $0 as of March 31, 2007 and $4,605 as of March 31, 2006.
(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of September 30, 2007 and $1,084 as of September 30, 2006.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Six Months Ended September 30,		For the Six Months Ended September 30,
2007	2006	2007	2006

$(771,792)	$297,657	$(24,310)	$67,092

23,101	24,306	3,138	5,441
21,939	36,921	—	—
—	—	37,374	26,735
1,111,989	155,811	—	—
(357,289)	7,139	(18,570)	68,225
86,503	(67,257)	—	—
16,669	612,525	—	—
—	332	(178)	122
(18,408)	(4,772)	—	(109,866)

28,121	5,788	(2,115)	(1,247)
(122,161)	3,305	10,423	5,292
—	—	666,944	329,117
—	—	(6,239)	(27,167)
(52,739)	(1,215,379)	—	—
4,874	(513)	6,662	907
(315,982)	(220,926)	(16,865)	(17,209)
30,294	(26,338)	(8,994)	14,100
(104)	71	—	—

(314,985)	(391,330)	647,270	361,542

2,188	11,472	—	106
—	—	—	(292,448)
—	—	34,591	(86,589)
(100,548)	(122,033)	—	—
48,417	98,813	—	—
(196,761)	27,590	—	—
(3,430)	(8,053)	(1,185)	(5,081)
10,813	—	—	503,555
(3,563)	(3,861)	—	—

(242,884)	3,928	33,406	119,543

—	—	(577)	(19,583)
(249)	250,338	(861,952)	(85,229)

107	500,564	—	—
(245,776)	(117,373)	—	—

—	—	—	961,126
—	—	—	(746,680)
24,654	35,401	—	—
(411)	(266,008)	—	—
(9,668)	(9,549)	188,000	(595,780)

(231,343)	393,373	(674,529)	(486,146)

(789,212)	5,971	6,147	(5,061)
870,688	36,711	12,066	11,244

$81,476	$42,682	$18,213	$6,183

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
(A) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (D), “Inventories,” and Note (F), “Indebtedness.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
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

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Total Interest Incurred	$76,086	$110,321	$158,437	$295,801
Less — Interest Capitalized	(59,507)	(72,715)	(121,370)	(145,309)
Financial Services’ Interest Expense	(16,579)	(21,763)	(37,067)	(42,600)
Discontinued Operations	—	(15,843)	—	(107,892)

Interest Expense, net	$—	$—	$—	$—

Capitalized Interest Charged to Home Building’s Costs and Expenses	$96,698	$46,803	$139,764	$83,853

Income Taxes
     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company periodically reviews its deferred income tax asset to determine if it is more likely than not to be realized.
     On April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. Please refer to Note (J), “Income Taxes,” for additional information relating to the adoption of FIN 48.
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
     Prior to the adoption of FIN 48, the Company applied Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”), to assess and provide for potential income tax exposures. In accordance with SFAS 5, the Company maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from such audits. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in the income statements and effective tax rates as more items are recognized and/or derecognized discretely within income tax expense.

Stock-Based Employee Compensation Arrangements
     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), under which the Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model.
     The following information represents the Company’s grants of stock-based compensation to employees and directors prior to recognition of estimated forfeitures during the six months ended September 30, 2007 and the year ended March 31, 2007:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant
For the year ended March 31, 2007	Stock Options	1,420.3	$28,603.0
	Stock Units	366.2	$19,955.4
	Restricted Stock	121.2	$6,379.9

For the six months ended September 30, 2007	Stock Options	646.6	$10,116.9
	Stock Units	235.7	$10,693.1
	Restricted Stock	53.4	$2,250.0
     In addition to the stock-based awards in the above table, the Company issued to officers and employees during the first quarter of fiscal year 2008 long-term performance awards that vest after three years with an initial aggregate value of $18.9 million. These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in earnings per share growth and return on equity, as well as changes in the Company’s stock price between the date of grant and the end of the performance period. In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.
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
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Cash Paid for Interest	$75,126	$119,705	$153,995	$288,488

Net Cash Paid for Taxes	$31,760	$128,895	$209,205	$270,867

     As explained in Note (D), “Inventories,” pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of September 30, 2007 and March 31, 2007, the Company consolidated $78.0 million and $152.9 million, respectively, of land as inventory under the caption “land held under option agreements not owned.” In addition, the Company recorded $30.0 million and $90.5 million as of September 30, 2007 and March 31, 2007, respectively, of lot option agreements for which the Company’s deposits exceeded certain thresholds.
     In addition to the items noted above, the Company’s adoption of FIN 48 was treated as a non-cash item in the Statements of Consolidated Cash Flows. The adoption of FIN 48 resulted in a $116.0 million increase to deferred income taxes, a $329.2 million increase in accrued liabilities and a $213.2 million reduction in stockholders’ equity in the first quarter of fiscal year 2008. Transfers of mortgage loans between categories (i.e., loans in foreclosure included in trade and other receivables, real-estate owned included in other inventories, etc.) have been treated as non-cash items.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company as of April 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. SFAS 159 will be effective for the Company as of April 1, 2008. The Company expects that the adoption of SFAS 159 will not have a material impact on its results of operations or financial position.
Reclassifications
     Certain prior year balances have been reclassified to be consistent with the September 30, 2007 presentation, including reclassification of certain restricted cash balances to cash flows from financing activities, reclassification of construction lending activity to cash flows from investing activities, reclassification of the construction loan allowance against the related mortgage, reclassification of certain inventory amounts from housing projects to other inventory, and reclassifications of discontinued operations.
(B) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

			Capital in		Treasury
	Common Stock		Excess of	Retained	Stock,
	Shares	Amount	Par Value	Earnings	at Cost	Total
Balance, March 31, 2007	119,970	$31,041	$48,349	$5,250,873	$(217,994)	$5,112,269
Adoption of FIN 48	—	—	(4,898)	(208,295)	—	(213,193)
Issuance of Restricted Stock and Stock Units	212	13	(12,946)	—	8,915	(4,018)
Stock Compensation	—	—	21,939	—	—	21,939
Exercise of Stock Options Including Tax Benefits	1,357	339	28,229	—	—	28,568
Cash Dividends	—	—	—	(9,668)	—	(9,668)
Purchase of Common Stock for Treasury	(12)	—	—	—	(411)	(411)
Other Stock Transactions	2	1	103	—	—	104
Net Loss	—	—	—	(771,792)	—	(771,792)

Balance, September 30, 2007	121,529	$31,394	$80,776	$4,261,118	$(209,490)	$4,163,798

(C) MORTGAGE LOANS
     Mortgage loans receivable consist of the following:

	As of
	September 30, 2007	March 31, 2007
Mortgage Loans Held for Sale	$663,312	$1,314,219
Construction Loans, net of Allowance of $38,478 and $5,826	271,382	374,084

Mortgage Loans Receivable	$934,694	$1,688,303

     As of September 30, 2007, CTX Mortgage Company, LLC is committed, under existing construction loan agreements, to fund $121.9 million in addition to the construction loan balance shown above. As of September 30, 2007, CTX Mortgage Company, LLC has ceased origination of new construction loans; however, it will fulfill its existing funding commitments.
(D) INVENTORIES
Housing Projects and Land Held for Development and Sale
     A summary of housing projects is provided below:

	As of
	September 30, 2007	March 31, 2007
Direct Construction	$2,961,336	$3,041,290
Land Under Development	4,205,780	5,433,593

Housing Projects	$7,167,116	$8,474,883

     For the three and six months ended September 30, 2007, the Company recorded $846.9 million and $989.5 million, respectively, in land-related impairments, primarily due to challenging market conditions. For the three and six months ended September 30, 2006, the Company recorded $30.0 million in land-related impairments. Land-related impairments during the three and six months ended September 30, 2007 represented 140 and 169 neighborhoods and land investments, respectively. At September 30, 2007, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the three months ended September 30, 2007 was $931.2 million.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     In order to ensure the future availability of land for homebuilding, the Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At September 30, 2007, the Company had 192 land option agreements.
     In accordance with the provisions of FIN 46, the Company recorded $78.0 million and $152.9 million as of September 30, 2007 and March 31, 2007, respectively, of land, which represents the remaining purchase price of the land. Consolidated land is recorded under the caption “land held under option agreements not owned,” with corresponding increases to minority interests. At September 30, 2007, 11 land option agreements were consolidated pursuant to FIN 46.
     In addition to land options recorded pursuant to FIN 46, the Company recorded $30.0 million and $90.5 million as of September 30, 2007 and March 31, 2007, respectively, of land, which represents the remaining purchase price of the land. Consolidated land is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities. These land options were recorded in accordance with the provisions of SFAS 49, “Product Financing Arrangements” (“SFAS 49”). As of September 30, 2007, five land option agreements were consolidated pursuant to SFAS 49.
     A summary of the Company’s deposits for land options and the total purchase price of such options is provided below:

	As of
	September 30, 2007	March 31, 2007
Cash Deposits included in:
Land Held for Development and Sale	$55,778	$89,737
Land Held Under Option Agreements Not Owned	32,360	38,642

Total Cash Deposits in Inventory	88,138	128,379
Letters of Credit	3,734	12,854

Total Invested through Deposits or Secured with Letters of Credit	$91,872	$141,233

Total Purchase Price of Land Option Agreements	$2,235,243	$3,324,636

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of September 30, 2007 and March 31, 2007, pre-acquisition costs recorded to “land held for development and sale” were $24.7 million and $48.0 million, respectively. Also included in “land held for development and sale” is owned land that is not currently anticipated to be developed for more than two years and land that the Company intends to sell within one year, which amounted to $348.6 million and $20.5 million as of September 30, 2007 and March 31, 2007, respectively.
     The Company writes off deposits and pre-acquisition costs when it determines that it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $38.3 million and $61.2 million for the three and six months ended September 30, 2007, respectively, as compared to $89.5 million and $125.8 million for the three and six months ended September 30, 2006, respectively.
(E) GOODWILL
     A summary of changes in goodwill by segment for the six months ended September 30, 2007 is presented below:

	As of	Goodwill	Goodwill	As of
	March 31, 2007	Acquired	Impairments	September 30, 2007
Home Building
East	$27,945	$—	$—	$27,945
Southeast	29,160	—	(22,452)	6,708
Central	7,654	—	(3,488)	4,166
Texas	9,720	—	—	9,720
Northwest	22,721	—	(13,755)	8,966
Southwest	24,301	—	(21,627)	2,674
Other homebuilding	—	—	—	—

Total Home Building	121,501	—	(61,322)	60,179
Financial Services	8,952	—	—	8,952
Other	88,589	2,598	—	91,187

Total	$219,042	$2,598	$(61,322)	$160,318

     Goodwill for the Other segment at September 30, 2007 relates to the Company’s home services operations. Goodwill is tested for impairment at the reporting unit level on an annual basis (January 1) or when management determines that due to certain circumstances the carrying amount of goodwill may not be recoverable. For the quarter ended September 30, 2007, management determined that events and circumstances had occurred that indicated the remaining goodwill balances within the homebuilding reporting units of the segment may not be recoverable. These events included, but were not limited, to the significant land-related impairments and write-offs taken across all homebuilding segments except for Texas and an unprecedented disturbance within the mortgage markets that made it more difficult for certain homebuilding customers to obtain mortgage financing.

     Based on these factors, homebuilding goodwill was evaluated for impairment at September 30, 2007. As a result of the impairment test, the Company recorded goodwill impairments as outlined in the table above.
(F) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at September 30, 2007 and March 31, 2007 is presented below. Due dates are presented in fiscal years.

	As of
	September 30, 2007		March 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$558	—	$1,807	—

Financial Services
Financial Institutions	741,088	5.81%	428,144	5.56%
Harwood Street Funding I, LLC Secured Liquidity Notes	—	—	1,174,896	5.38%

Consolidated Short-term Debt	741,646		1,604,847

Long-term Debt:

Centex
Medium-term Note Programs	—	—	170,000	5.61%
Senior Notes, due through 2017	3,654,083	5.89%	3,708,976	5.89%
Other Indebtedness, due through 2018	4,537	7.14%	23,642	6.57%

	3,658,620		3,902,618

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates, due through 2010	60,000	7.14%	60,000	7.32%

Consolidated Long-term Debt	3,718,620		3,962,618

Total Debt	$4,460,266		$5,567,465

     As of September 30, 2007 and March 31, 2007, Centex’s short-term debt consisted of land and land-related acquisition notes of $0.6 million and $1.8 million, respectively.

     The weighted-average interest rates for short-term and long-term debt during the six months ended September 30, 2007 and 2006 were:

	For the Six Months Ended September 30,
	2007	2006
Short-term Debt:

Centex	—	5.29%
Financial Services	5.92%	5.47%

Long-term Debt:

Centex
Medium-term Note Programs	5.68%	6.07%
Senior Notes	5.88%	5.86%
Other Indebtedness	6.62%	6.04%
Subordinated Debentures	—	8.75%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.47%	7.25%
     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 of each year and thereafter are:

		Financial
	Centex	Services		Total
2008	$336,000	$—		$336,000
2009	151,853	—		151,853
2010	225,408	60,000	(1)	285,408
2011	700,251	—		700,251
2012	349,365	—		349,365
Thereafter	1,895,743	—		1,895,743

	$3,658,620	$60,000		$3,718,620

(1)
In October 2007, the Company decided to terminate Harwood Street Funding I, LLC. As a result, Harwood Street Funding I, LLC provided notice to the certificate holders that these certificates will be redeemed on November 20, 2007. See Note (M), “Subsequent Events,” for additional information.

     Under debt covenants contained in the Company’s multi-bank revolving credit facility, the Company is required to maintain compliance with certain financial covenants. Material covenants include a maximum leverage ratio and a minimum tangible net worth. The Company’s credit facility also includes an interest coverage ratio. This ratio is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions. In addition, the Company’s committed bank warehouse credit facilities contain various affirmative and negative covenants that are generally customary for facilities of this type. At September 30, 2007, Centex was in compliance with its debt covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of September 30, 2007 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	519,453

	2,085,000	1,769,453	(1) (2)

Financial Services
Secured Credit Facilities	661,000	69,912	(3)
Mortgage Conduit Facilities	150,000	—	(4)
Harwood Street Funding I, LLC Facility	1,500,000	—	(5)

	2,311,000	69,912

	$4,396,000	$1,839,365

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, that serves as funding for general corporate purposes, serves as backup for Centex Corporation’s $1.25 billion commercial paper program, and provides $835 million of letter of credit capacity. As of September 30, 2007, there were no amounts outstanding under the revolving credit facility or the commercial paper program. As further discussed in Note (M), “Subsequent Events,” the Company’s credit ratings were downgraded subsequent to September 30, 2007. As a result, it is unlikely that the Company will be able to issue commercial paper.

(2)
Centex maintains a minimum of $100 million in unused, committed letter of credit capacity at all times in respect of certain remaining surety bond obligations relating to Construction Services projects commenced prior to the sale of Construction Services on March 30, 2007. Under an agreement entered into by Centex with a surety, Centex is obligated to provide a $100 million letter of credit to such surety if its long-term senior unsecured debt is downgraded below BBB- by Standard & Poors (“S&P”) or below Baa3 by Moody’s Investors Service (“Moody’s”). In connection with the sale of Construction Services, the purchaser has indemnified Centex for losses in respect of certain surety bond obligations, including draws on such letter of credit. In addition, Centex has obtained a back-up indemnity from an A+ (S&P), A1 (Moody’s) rated financial institution, which indemnifies Centex against a portion of these losses, and which will decline on a quarterly basis in accordance with an agreed upon schedule. In October 2007, Centex’s long-term senior unsecured debt was downgraded by Moody’s to Ba1, which triggered the requirement for Centex to obtain the $100 million letter of credit. See Note (M), “Subsequent Events,” for additional information.

(3)	CTX Mortgage Company, LLC maintains $661 million of secured, committed mortgage warehouse facilities.

(4)
A wholly-owned limited purpose subsidiary of CTX Mortgage Company, LLC maintains a $150 million secured, committed facility funded through commercial paper conduits to finance the purchase of construction loans from CTX Mortgage Company, LLC.

(5)
This facility provides for a maximum amount of mortgage loans to be held by Harwood Street Funding I, LLC equal to $1.5 billion. However, as shown in the table above, there is no available capacity under this facility. Since August 2007, Harwood Street Funding I, LLC has not been able to issue short-term liquidity notes to finance the purchase of mortgage loans from CTX Mortgage Company, LLC due to significant market disruptions. In October 2007, the Company decided to terminate Harwood Street Funding I, LLC.

Funding of Mortgage Loans
     CTX Mortgage Company, LLC has historically funded its origination of mortgage loans through the sale of such mortgage loans to Harwood Street Funding I, LLC (“HSF-I”) and, to a lesser extent, through borrowings under more traditional committed bank warehouse credit facilities and mortgage loan sale agreements. Since August 2007, HSF-I has not been able to issue short-term secured liquidity notes to finance the purchase of mortgage loans from CTX Mortgage Company, LLC as a result of current market conditions affecting the mortgage finance industry. Mortgage market conditions worsened significantly in the summer of 2007, as mortgage financing markets experienced significant disruption due to, among other things, defaults on “sub-prime” loans and a resulting decline in the market value of such loans. The reaction to these events on the part of certain market participants has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, and increased credit risk premiums, that has significantly reduced homebuyers’ access to nonconforming mortgage products. In October 2007, the Company decided to terminate HSF-I.
     CTX Mortgage Company, LLC is currently funding its mortgage originations primarily through borrowings under two committed bank warehouse credit facilities and mortgage loan sale agreements. CTX Mortgage Company, LLC has a warehouse credit facility of $200 million with a bank, which expires in December 2007. On August 31, 2007, the Company increased the credit availability under the other facility from $200 million to $450 million. The amendment to the increased facility has an accordion feature under which, subject to the successful syndication of additional committed capacity, CTX Mortgage Company, LLC may borrow up to an additional $550 million on the same terms. CTX Mortgage Company, LLC may also seek to enter into additional mortgage warehouse facilities with other lenders. The warehouse facilities constitute short-term debt of the Company.
     The warehouse facilities generally allow CTX Mortgage Company, LLC to sell to the bank, on a revolving basis, mortgage loans up to an aggregate specified amount. Simultaneously, the bank has entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties.
     Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facilities are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan.
     CTX Mortgage Company, LLC bears the credit risk associated with loans originated until such loans are sold to third parties or HSF-I. In connection with the loans it originates and sells to third parties, CTX Mortgage Company, LLC makes representations and warranties to the effect that each mortgage loan sold satisfies the criteria of the sale agreement. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to third parties if such mortgage loans are determined to breach the representations and warranties of CTX Mortgage Company, LLC, as seller. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve.
     Although CTX Mortgage Company, LLC has been able to use alternative sources to finance its inventory of mortgage loans, the terms under which it borrows under such facilities, including the interest rate, are less favorable than the terms under which it borrowed from HSF-I. In addition, if the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or the Company may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although the Company believes that Financial Services could arrange for alternative financing that is common for mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.
     HSF-I is a variable interest entity of which the Company is the primary beneficiary and that is consolidated in the Company’s financial statements. Prior to August 2007, substantially all of the mortgage loans originated by CTX Mortgage Company, LLC were funded through the sale of such mortgage loans to HSF-I under the terms of a mortgage loan purchase agreement (the “HSF-I Purchase Agreement”). Under the HSF-I Purchase Agreement, CTX Mortgage Company, LLC was entitled to sell mortgage loans to HSF-I that satisfied certain eligibility criteria and portfolio requirements. When HSF-I acquired mortgage loans, it typically held them for an average of 60 days and then resold them into the secondary market. In accordance with the HSF-I Purchase Agreement, CTX Mortgage Company, LLC acted as servicer of the loans owned by HSF-I and arranged for the sale of the mortgage loans into the secondary market.
     HSF-I obtained the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of September 30, 2007, HSF-I had no outstanding secured liquidity notes or medium-term debt but had outstanding $60.0 million of subordinated certificates maturing in September 2009, which were extendable for up to five years and were rated BBB by S&P and Baa2 by Moody’s. Prior to September 30, 2007, all of HSF-I’s outstanding secured liquidity notes were redeemed in accordance with their scheduled maturity dates and no notes were extended. In October 2007, the Company decided to terminate HSF-I. The Company’s decision to terminate HSF-I was influenced by external factors and not by any quality or performance issues related to HSF-I or its underlying collateral. In addition, HSF-I provided notice to the holders of the subordinated certificates that these certificates will be redeemed on November 20, 2007.
     HSF-I’s subordinated certificates do not have recourse to the Company. In addition, the Company does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, the Company retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage Company, LLC makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage Company, LLC, as seller or servicer. CTX Mortgage Company, LLC’s obligations as servicer, including its obligation as servicer to repurchase such loans, is guaranteed by Centex Corporation. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve.
     CTX Mortgage Company, LLC and its related companies sold $2.72 billion and $2.39 billion of mortgage loans to investors during the three months ended September 30, 2007 and 2006, respectively, and $5.08 billion and $5.25 billion during the six months ended September 30, 2007 and 2006, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $30.7 million and $39.9 million during the three months ended September 30, 2007 and 2006, respectively, and $69.4 million and $86.5 million during the six months ended September 30, 2007 and 2006, respectively.
     HSF-I is a party to a swap arrangement with two banks (the “Harwood Swap”) under which the banks have agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the banks, the net effect of which is that the banks have agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P-1 from Moody’s. However, the Company effectively bears all interest rate risks, non-credit related market risks and prepayment risks that are the subject of the Harwood Swap because Centex has entered into separate swap arrangements with the same two banks pursuant to which Centex has agreed to pay to the banks all amounts that the banks are required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap. Additionally, the banks are required to pay to Centex all amounts that the banks receive from HSF-I pursuant to the Harwood Swap. CTX Mortgage Company, LLC executes forward sales of mortgage loans to hedge the risk of reductions in value of mortgages sold to HSF-I or maintained under secured financing agreements. This offsets the majority of the Company’s risk as the counterparty to the swap supporting the payment requirements of HSF-I. See additional discussion of interest rate risks in Note (K), “Derivatives and Hedging.” The Company is also required to reimburse the banks for certain expenses, costs and damages that it may incur. Finally, if the Company’s debt ratings fall below BBB- by S&P, the Company may be required to post cash or certain other eligible collateral to support its obligations under the Harwood Swap. The Harwood Swap will be terminated in connection with the termination of HSF-I.
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

     A summary of the Company’s Home Building joint ventures is presented below:

	As of September 30, 2007			As of March 31, 2007
			Centex’s			Centex’s
			Share			Share
	Active (1)	Investments	of Debt	Active (1)	Investments	of Debt
Unleveraged Joint Ventures	21	$25,255	$—	28	$33,369	$—
Joint Ventures with Debt:	22			21
Limited Maintenance Guarantee (2) (3) (4)		106,077	104,247		108,057	162,425
Repayment Guarantee (2) (5)		2,756	16,075		2,247	16,045
Completion Guarantee (4)		122,263	196,233		126,469	209,927
No Recourse or Guarantee		12,245	24,000		11,502	24,000

	43	$268,596	$340,555	49	$281,644	$412,397

(1)
The number of active joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company was the managing member of 23 and 28 of the active joint ventures as of September 30, 2007 and March 31, 2007, respectively.

(2)	These amounts represent the Company’s maximum exposure related to the joint ventures’ debt at each respective date.

(3)
The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, the Company has contributed additional capital in order to maintain loan to value requirements.

(4)
Certain joint venture agreements require the Company to guarantee the completion of a project or phase if the joint venture does not perform the required land development. A portion of these completion guarantees are joint and several with the Company’s partners. For certain joint ventures, the Company has contributed additional capital in order to complete land development.

(5)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.
     Total joint venture debt outstanding as of September 30, 2007 and March 31, 2007 was $796.4 million and $1.0 billion, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures.
     A summary of the estimated maturities of our share of joint ventures’ debt is provided below. The Company has estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of September 30, 2007. The Company has not projected the early repayment of joint venture debt, although the joint ventures’ debt agreements generally do not prohibit the early repayment of debt, and the Company anticipates that certain joint venture debt may be repaid prior to maturity.

For the Fiscal Years Ended
March 31
2008	$123,516
2009	150,501
2010	26,366
2011	39,670
2012	502
Thereafter	—

$340,555

Letters of Credit and Surety Bonds
     In the normal course of business, the Company issues letters of credit and surety bonds: (1) pursuant to certain performance related obligations, (2) as security for certain land option purchase agreements of the Home Building segment, and (3) under various insurance programs. The Company also previously issued surety bonds, which are reflected as discontinued operations in the table below, pursuant to construction obligations of Construction

Services prior to the sale of this segment on March 30, 2007. The Company does not believe that these letters of credit or bonds will be drawn upon.
     A summary of the Company’s outstanding letters of credit and surety bonds as of September 30, 2007 and March 31, 2007 is presented below (dollars in millions):

	As of September 30, 2007			As of March 31, 2007
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$179.8	$1,695.6	(1)	$209.1	$1,542.3
Financial Services	25.7	13.3		0.7	10.7
Other	85.4	1.7		94.4	1.7
Discontinued Operations (2)	25.0	3,367.3		38.1	4,161.8

	$315.9	$5,077.9		$342.3	$5,716.5

(1)	The Company estimates that $590.0 million of work remains to be performed on these projects as of September 30, 2007.

(2)
After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $3.37 billion at September 30, 2007, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At September 30, 2007, the Company estimates that $1.27 billion of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company has agreed to provide a $100 million letter of credit to such surety if its public debt ratings fall below investment grade. The purchaser of Construction Services has agreed to indemnify Centex against losses relating to such surety bond obligations, including amounts drawn under any such letter of credit. The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an A+ (S&P), A1 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $1.35 billion as of September 30, 2007, which declines to $400 million over time and terminates in 2016. In October 2007, Centex’s long-term senior unsecured debt was downgraded by Moody’s to Ba1, which triggered the requirement for Centex to issue the $100 million letter of credit.

Community Development and Other Special District Obligations
     A Community Development District or similar development authority (“CDD”) is a unit of local government created under state statutes that utilizes bond financing to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS No. 5, “Accounting for Contingencies,” the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners. At September 30, 2007 and March 31, 2007, the Company had recorded $308.7 million and $280.2 million, respectively, in accrued liabilities for outstanding CDD obligations.
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

     Changes in Home Building’s contractual warranty liability are as follows for the six months ended September 30, 2007 and the year ended March 31, 2007:

	September 30, 2007	March 31, 2007 (1)
Balance at Beginning of Period	$44,293	$47,199
Warranties Issued	19,067	42,422
Settlements Made	(25,279)	(45,228)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(689)	(100)

Balance at End of Period	$37,392	$44,293

(1)	For the six months ended September 30, 2006, warranties issued, settlements made and changes in liability of pre-existing warranties were $25,501, $(24,715) and $(100), respectively.
     CTX Mortgage Company, LLC has established a liability for anticipated losses associated with mortgage loans originated. Changes in CTX Mortgage Company, LLC’s liability are as follows for the six months ended September 30, 2007 and the year ended March 31, 2007:

	September 30, 2007	March 31, 2007 (1)
Balance at Beginning of Period	$16,863	$18,500
Provision for Losses	908	2,160
Settlements	(5,890)	(1,178)
Changes in Pre-Existing Reserves	1,800	(2,619)

Balance at End of Period	$13,681	$16,863

(1)	For the six months ended September 30, 2006, provisions for losses, settlements and changes in pre-existing reserves were $1,040, $(559) and $(3,294), respectively.
Forward Trade and Interest Rate Lock Commitments
     Forward trade commitments represent the fair value of contracts with investors for delayed delivery of mortgage loans for which the Company agrees to make delivery (either directly or in its capacity as sole manager of HSF-I) at a specified future date at a specified price. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to mortgagors that are expected to close. Fair value is estimated using quoted market prices for current dealer commitments to purchase loans. At September 30, 2007, the Company had $251.9 million of commitments to deliver mortgages to investors against interest rate lock commitments. In addition, at September 30, 2007, the Company had commitments to deliver approximately $864.9 million of mortgage loan inventory to investors.
     Interest rate lock commitments (“IRLCs”) represent the fair value of individual mortgagor agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. Fair value is estimated using quoted market prices on fixed loan commitments in the mortgage pipeline. At September 30, 2007, the Company had loan commitments to prospective mortgagors of $275.1 million.
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
(H) COMPREHENSIVE INCOME
     A summary of comprehensive income is presented below:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Earnings (Loss)	$(643,833)	$137,400	$(771,792)	$297,657
Other Comprehensive Income, net of Tax:
Unrealized Loss on Hedging Instruments	—	(1,211)	—	7,036
Foreign Currency Translation Adjustments	—	47	—	72
Hedging Gain Reclassified to Net Earnings	—	(15,738)	—	(15,738)

Comprehensive Income (Loss)	$(643,833)	$120,498	$(771,792)	$289,027

     The unrealized gain on hedging instruments represented the deferral in other comprehensive income (loss) of the unrealized gain on interest rate swap agreements designated as cash flow hedges. The accumulated other comprehensive income associated with Home Equity’s hedging gains for the three and six months ended September 30, 2006 was reclassified to earnings from discontinued operations and included in the gain on sale of Home Equity recorded in the three months ended September 30, 2006.
(I) BUSINESS SEGMENTS
     As of September 30, 2007, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.
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

Home Building
     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes and land or lots. During the three months ended September 30, 2007, approximately 80% of the homes closed were single-family, detached homes. Included in Home Building’s loss from unconsolidated entities and other for the three and six months ended September 30, 2007 is the Company’s share of joint venture impairments totaling $36.6 million and $63.7 million, respectively. During the three and six months ended September 30, 2006, the Company recorded $10.5 million as its share of joint venture impairments.
Financial Services
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $21.2 million and $29.8 million for the three months, and $47.2 million and $59.2 million for the six months, ended September 30, 2007 and 2006, respectively. The majority of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.
Other
     The Company’s Other segment consists of corporate general and administrative expenses, including Home Building corporate-related general and administrative expenses and interest income. Also included in the Other segment are the Company’s home services operations and investment real estate operations, which are not material for purposes of segment reporting.
     The following are components of Other:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Earnings (Loss) from Home Services Operations	$1,500	$(1,370)	$2,708	$(3,098)
Interest Income and Other Revenue	17,899	—	22,825	—
Corporate General and Administrative Expense	(34,540)	(44,998)	(79,521)	(99,768)
Other	223	2,638	223	2,599

	$(14,918)	$(43,730)	$(53,765)	$(100,267)

     A summary of the revenues and earnings or loss of the Company’s segments is as follows:

	For the Three Months Ended September 30,
	2007			2006
		Earnings	Earnings		Earnings	Earnings
		(Loss)	(Loss) from		(Loss)	(Loss) from
		from	Continuing		from	Continuing
		Unconsolidated	Operations		Unconsolidated	Operations
		Entities and	Before		Entities and	Before
	Revenues	Other	Income Tax	Revenues	Other	Income Tax
Home Building
East	$488,230	$(2,045)	$17,010	$572,540	$815	$75,556
Southeast	260,122	(24,999)	(153,088)	382,309	1,985	23,120
Central	221,939	506	(52,101)	283,528	232	188
Texas	256,306	318	19,708	267,697	97	23,548
Northwest	395,851	1,151	(195,767)	536,704	6,800	77,841
Southwest	426,290	(7,117)	(480,143)	549,008	(10,989)	(56,206)
Other homebuilding	56,746	404	(108,312)	66,261	81	4,688

Total Home Building	2,105,484	(31,782)	(952,693)	2,658,047	(979)	148,735
Financial Services	80,700	—	(54,082)	120,578	—	26,164
Other	34,744	—	(14,918)	36,963	—	(43,730)

Total	$2,220,928	$(31,782)	$(1,021,693)	$2,815,588	$(979)	$131,169

	For the Six Months Ended September 30,
	2007			2006
		Earnings	Earnings		Earnings	Earnings
		(Loss)	(Loss) from		(Loss)	(Loss) from
		from	Continuing		from	Continuing
		Unconsolidated	Operations		Unconsolidated	Operations
		Entities and	Before		Entities and	Before
	Revenues	Other	Income Tax	Revenues	Other	Income Tax
Home Building
East	$849,006	$(1,980)	$35,062	$1,116,963	$1,454	$158,535
Southeast	473,979	(23,065)	(166,105)	780,091	3,205	83,722
Central	407,008	1,921	(58,468)	573,442	556	9,821
Texas	491,039	432	33,844	512,053	198	43,895
Northwest	791,376	(23,137)	(227,848)	1,041,583	11,180	151,131
Southwest	797,494	(6,404)	(595,743)	1,141,041	(9,038)	(8,036)
Other homebuilding	99,402	398	(145,214)	142,711	2,134	21,580

Total Home Building	3,909,304	(51,835)	(1,124,472)	5,307,884	9,689	460,648
Financial Services	178,666	—	(39,113)	243,319	—	49,251
Other	69,447	—	(53,765)	68,285	—	(100,267)

Total	$4,157,417	$(51,835)	$(1,217,350)	$5,619,488	$9,689	$409,632

     A summary of the impairments and write-offs of the Company’s segments is as follows:

	For the Three Months Ended September 30,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building
East	$—	$18,109	$8,233	$—	$—	$3,811
Southeast	22,452	78,054	10,811	—	6,140	13,755
Central	3,488	37,564	8,078	—	—	8,292
Texas	—	—	807	—	—	—
Northwest	13,755	187,581	8,604	—	—	9,259
Southwest	21,627	413,816	1,783	—	23,884	52,565
Other homebuilding	—	111,763	2	—	—	1,802

Total Home Building	61,322	846,887	38,318	—	30,024	89,484
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$61,322	$846,887	$38,318	$—	$30,024	$89,484

	For the Six Months Ended September 30,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building
East	$—	$18,109	$15,605	$—	$—	$5,729
Southeast	22,452	85,469	13,855	—	6,140	14,577
Central	3,488	41,847	8,538	—	—	9,884
Texas	—	—	864	—	—	19
Northwest	13,755	205,877	13,153	—	—	18,513
Southwest	21,627	495,219	8,995	—	23,884	75,262
Other homebuilding	—	142,958	178	—	—	1,802

Total Home Building	61,322	989,479	61,188	—	30,024	125,786
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$61,322	$989,479	$61,188	$—	$30,024	$125,786

     A summary of assets by segment is as follows:

	As of
	September 30, 2007		March 31, 2007
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,437,571	$1,653,093	$1,477,904	$1,663,815
Southeast	1,571,431	1,668,198	1,703,614	1,821,660
Central	480,088	525,035	606,508	652,799
Texas	612,257	633,157	605,200	630,396
Northwest	1,527,674	1,617,847	1,725,847	1,829,961
Southwest	1,614,090	1,738,009	2,112,369	2,304,415
Other homebuilding	513,434	1,415,440	704,868	1,212,444

Total Home Building	7,756,545	9,250,779	8,936,310	10,115,490
Financial Services	9,010	1,193,538	8,747	1,915,082
Other	2,303	526,128	6,022	1,169,361

Total	$7,767,858	$10,970,445	$8,951,079	$13,199,933

(J) INCOME TAXES
     The Company recognized an income tax benefit of $377.9 million versus income tax expense of $50.7 million for the three months, and an income tax benefit of $442.2 million versus income tax expense of $156.8 million for the six months, ended September 30, 2007 and 2006, respectively. The Company’s effective tax rate was 37.0% and 38.7% for the three months, and 36.3% and 38.3% for the six months, ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2007 primarily resulted from an increase in accrued interest and tax associated with the Company’s liability for unrecognized tax benefits, an increase of nondeductible compensation, a reduction of tax benefits from the domestic manufacturing deduction and a decrease in pre-tax earnings.
     The Company’s deferred income tax asset was $974.9 million and $489.9 million as of September 30, 2007 and March 31, 2007, respectively. The increase in deferred income tax asset was due primarily to land-related impairments.
     The Company periodically reviews its deferred income tax asset to determine if it is more likely than not to be realized. When it is more likely than not that all or a portion of the deferred income tax asset will not be realized, a valuation allowance must be established. Due to the Company’s strong earnings history and ability to carryback and carryforward net operating losses, a valuation allowance for deferred income tax assets was not necessary.
     On April 1, 2007, the Company adopted FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $341.4 million (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax). The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $248.8 million as of April 1, 2007.
     Since the adoption of FIN 48 on April 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts, that if recognized, would affect the Company’s effective tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS relating to issues stemming from fiscal years 2001 through 2004 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals. However, the change that could occur within the next 12 months cannot be estimated at this time.
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
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision that is consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $112.3 million. As of the six months ended September 30, 2007, gross accrued interest and penalties was $132.3 million. For the three and six months ended September 30, 2007, the Company accrued $11.0 million and $20.0 million, respectively, of gross accrued interest and penalties. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.
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
Fair Value Hedges
     Financial Services, through CTX Mortgage Company, LLC, enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a loss of $10.6 million and $11.3 million for the three and six months ended September 30, 2007, respectively. For the three and six months ended September 30, 2006, the amount of hedge ineffectiveness included in earnings was a gain of $3.3 million and $3.1 million, respectively.
Other Derivatives
     Financial Services, through CTX Mortgage Company, LLC, enters into IRLCs with its customers under which CTX Mortgage Company, LLC agrees to make mortgage loans at agreed upon rates within a period of time, generally from one to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.
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
     The net change in the estimated fair value of other derivatives resulted in a loss of $2.1 million and $1.7 million for the three and six months ended September 30, 2007, respectively, compared to a loss of $1.5 million and $1.7 million for the three and six months ended September 30, 2006, respectively.
     From time to time, the Company may enter into other forms of derivatives to hedge changes in market values of certain assets and liabilities. The notional value of such derivatives was $15.5 million at September 30, 2007.
(L) DISCONTINUED OPERATIONS
Condensed Financial Information
     In fiscal year 2007, the Company completed the sale of Centex Home Equity Company, LLC (“Home Equity”) and Centex Construction Group, Inc. (“Construction Services”) to unrelated third parties. Prior to their sale, Home Equity was included in the Financial Services segment and Construction Services was a separate reporting segment. Home Equity and Construction Services were reclassified to discontinued operations in March 2006 and March 2007, respectively. All prior period information for these operations has been reclassified to discontinued operations. A brief summary of each transaction is provided below.

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
     The Volume Incentive Adjustment will depend primarily upon the total volume of mortgage loans originated by Home Equity during the two-year period after the closing date, subject to adjustments to reflect a specific acquisition after such date. Under certain circumstances, such provisions, as amended, could require the Company to repay up to $6.1 million of the amounts previously received from the purchaser. Contingent amounts received or receivable in future periods under the Volume Incentive Adjustment have been deferred and, therefore, will not be recognized into income until the contingency has been resolved. There can be no assurance as to the results of the Volume Incentive Adjustment, which will depend on the future operating results of Home Equity and other future events, many of which are outside of the Company’s control.
     Additionally, the Company has agreed to indemnify the purchaser of Home Equity for certain contingencies. The Company does not believe such contingencies, if paid, will be material to the Company’s results of operations or financial position. The net gain on sale recorded in connection with the sale of Home Equity, including post-closing adjustments recognized subsequent to September 30, 2006, is summarized below:

For the Year Ended March 31, 2007

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
     The Company will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period (the “Additional Payments”). The Additional Payments will be made in connection with an election with respect to this transaction pursuant to Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”). If the Code is amended so that the purchaser is no longer entitled to the benefits of the Section 338(h)(10) election, the amount of the Additional Payments will be subject to change to ensure that any subsequent payments to be made by the purchaser do not exceed 50% of the tax benefits to be realized by it thereafter as a result of such election. The Additional Payments are an unsecured receivable from the purchaser that was not recorded in connection with the sale of Construction Services. As the Additional Payments are received in future periods, the amounts will be reflected in the Statements of Consolidated Earnings.

     The stock purchase agreement provided for a post-closing adjustment, which was intended to reflect a final calculation of, among other things, the final stockholder’s equity balance of Construction Services immediately prior to its sale. In connection with the sale, Construction Services was required to pay a dividend to Centex equal to its stockholder’s equity. The effect of the post-closing adjustment was estimated in the Company’s calculation of the gain on sale of Construction Services for the year ended March 31, 2007, but was subject to change. During the first quarter of fiscal year 2008, the amount of the post-closing adjustment was determined, which resulted in an additional $5.5 million pre-tax gain on sale. A summary of the Company’s calculation of the gain on sale of Construction Services is below:

	For the Six Months Ended	For the Year Ended
	September 30, 2007	March 31, 2007
Sales and Related Proceeds, net of Related Expenses	$5,463	$344,752
Assets Sold	—	—

Pre-tax Gain on Sale	5,463	344,752
Income Tax Expense	(2,087)	(131,695)

Net Gain on Sale	$3,376	$213,057

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

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007(1)	2006 (2)	2007(1)	2006 (2)
Revenues	$—	$524,384	$—	$1,146,850
Costs and Expenses	—	(534,071)	—	(1,176,195)
Earnings from Unconsolidated Entities and Other	—	292	—	366

Loss Before Income Taxes	—	(9,395)	—	(28,979)
Benefit for Income Taxes	—	3,075	—	10,488
Gain on Sale, net of Tax	—	63,298	3,376	63,298

	$—	$56,978	$3,376	$44,807

(1)	Includes Construction Services only.

(2)	Includes Construction Services and Home Equity.
(M) SUBSEQUENT EVENTS
     On October 11, 2007, Moody’s issued a downgrade of Centex’s senior debt, lowering the rating to “Ba1” from “Baa2.” On November 2, 2007, S&P issued a downgrade of Centex's senior debt, lowering the rating to “BBB-” from “BBB.” The rating on Centex’s $1.25 billion commercial-paper program was also lowered by Moody's. Following this rating action, Centex’s senior debt and commercial paper carry the following ratings:

Commercial
	Senior Debt	Paper
Moody’s	Ba1	NP*
Standard & Poor’s	BBB-	A3
Fitch	BBB	F2
*     NP = “not prime”
     The ratings changes by Moody’s and S&P, as well as recent ratings changes by Fitch, are not currently anticipated to have a material adverse impact on Centex’s ability to access the capital the Company needs to fund its operations. There are no changes to the amounts available under Centex’s $2.085 billion multi-bank revolving credit facility or under any public securities outstanding as a result of the revised debt ratings. However, the pricing under the multi-bank revolving credit facility will increase in accordance with a predetermined schedule based on Centex’s senior debt credit ratings. In light of the ratings action by Moody’s, it is unlikely that Centex will be able to issue commercial paper, and in general may not have access to financing strategies that are available to companies with investment grade ratings. In addition, under the terms of a surety bonding line related to Constructions Services, the Company posted a $100 million letter of credit as a result of the Moody’s rating action. Draws under this letter of credit are supported by indemnities from the purchaser of Construction Services and a third party. See Note (F), “Indebtedness.”
     On October 19, 2007, HSF-I gave notice to the holders of the $60.0 million face amount outstanding of certificates that the certificates are to be redeemed on November 20, 2007. The Company anticipates terminating the HSF-I facility by calendar year end. The Company’s decision to terminate HSF-I was influenced by external factors discussed below and not by any quality or performance issues related to HSF-I or its underlying collateral. Termination of the facility will eliminate this as a source of funding for mortgage loan originations by CTX Mortgage Company, LLC. However, recent disruptions in the mortgage finance markets had already precluded the use of HSF-I as a funding vehicle as of September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     Our results of operations for the three and six months ended September 30, 2007 were materially affected by continuing adverse conditions impacting our homebuilding and mortgage lending operations. The market conditions continued to deteriorate significantly during the three and six months ended September 30, 2007, and it is not clear when they will improve. A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2007	2006	Change
Revenues
Home Building	$2,105,484	$2,658,047	(20.8%)
Financial Services	80,700	120,578	(33.1%)
Other	34,744	36,963	(6.0%)

Total	$2,220,928	$2,815,588	(21.1%)

Earnings (Loss) from Continuing Operations Before Income Taxes
Home Building	$(952,693)	$148,735	(740.5%)
Financial Services	(54,082)	26,164	(306.7%)
Other	(14,918)	(43,730)	(65.9%)

Total	$(1,021,693)	$131,169	(878.9%)

	For the Six Months Ended September 30,
	2007	2006	Change
Revenues
Home Building	$3,909,304	$5,307,884	(26.3%)
Financial Services	178,666	243,319	(26.6%)
Other	69,447	68,285	1.7%

Total	$4,157,417	$5,619,488	(26.0%)

Earnings (Loss) from Continuing Operations Before Income Taxes
Home Building	$(1,124,472)	$460,648	(344.1%)
Financial Services	(39,113)	49,251	(179.4%)
Other	(53,765)	(100,267)	(46.4%)

Total	$(1,217,350)	$409,632	(397.2%)

     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected, and continues to affect, our business and results of operations. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies based upon geographic market and product segment:
•	increased inventory of new and existing homes for sale, including homes in foreclosure,

•
pricing pressures resulting from the imbalance between supply and demand fueled by competition among homebuilders to convert their inventory to cash by offering significant discounts and sales incentives,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruption in recent periods,

•	a decrease in the affordability of housing in selected markets, and

•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market.

     The inventory of new and existing homes for sale remains high for several reasons: prospective buyers of new homes have been hesitant to buy a new home and/or unable to sell their existing homes at acceptable prices, new homebuyers have been unable to qualify for mortgage financing, homebuilders have continued to build unsold homes and foreclosures continue to increase. The hesitancy in homebuyer demand can be attributed to concerns of prospective homebuyers that prices will continue to decline and, in fact, the excess supply of homes for sale and the need for builders to generate cash have caused homebuilders and other home sellers to reduce prices. Moreover, during 2007, the mortgage markets experienced a significant disruption, which commenced with increasing rates of default on “sub-prime” loans and declines in the market value of those loans. These events led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced mortgage loan liquidity and increased credit risk premiums, all of which significantly restricted homebuyers’ access to nonconforming mortgage products. As a result, prospective borrowers experienced more difficulty or more expense in obtaining loans, or were subject to increased down payment requirements, which further reduced the demand for our homes and mortgage loans during the quarter. We believe that the disruption in the mortgage markets was the biggest contributing factor to the reduced demand for homes that we experienced during the quarter. Homebuyer demand has also been adversely affected by a decrease in affordability of housing in many markets as a result of significant price appreciation in those markets in the years preceding the downturn.
     These market conditions materially impacted Home Building’s operating results for the six months ended September 30, 2007 as evidenced by the following:
•	a $1,398.6 million decrease in homebuilding revenues, net of discounts,

•	$989.5 million in land-related impairments,

•	$63.7 million in our share of joint ventures’ impairments,

•	$61.3 million in goodwill impairments, and

•	$61.2 million in write-offs of land deposits and pre-acquisition costs.
     Revenues for the three and six months ended September 30, 2007 decreased 21.1% and 26.0%, respectively, when compared to the same periods of the prior year. Earnings (loss) from continuing operations before income taxes decreased to losses of $1,021.7 million and $1,217.4 million for the three and six months ended September 30, 2007, respectively, from earnings of $131.2 million and $409.6 million for the three and six months ended September 30, 2006, respectively. The decrease in our revenues and the loss from continuing operations before income taxes during the three and six months ended September 30, 2007 are primarily attributable to the continued adverse market conditions affecting our homebuilding and mortgage lending operations described above.
     During the quarter, we assessed our neighborhoods and land for possible land-related impairments. The market conditions during the quarter adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment model. If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.
     Elevated customer cancellation rates in our homebuilding operations contributed to a decline in sales orders (net of cancellations) of our homes in a majority of markets. For the three and six months ended September 30, 2007, cancellation rates were 35.4% and 33.3%, respectively, as compared to our long-term average cancellation rates ranging from 18% to 26%. Cancellation rates for the three and six months ended September 30, 2006 were 37.4% and 34.9%, respectively. Although cancellation rates were lower in the three months ended September 30, 2007 as compared to the prior year, they were higher sequentially from the 31.2% for the three months ended June 30, 2007.
     Our homebuilding operations also experienced a significant decline in operating margin primarily attributable to lower home prices, discounts and sales incentives taken in response to lower buyer demand and local market conditions, which were not offset by commensurate cost reductions. Customer discounts increased to 11.0% of housing revenues for the three months ended September 30, 2007, up from 6.6% in the prior year. For the six months ended September 30, 2007, customer discounts increased to 9.9% of housing revenues, up from 5.7% in the prior year. During the quarter, in response to lower demand for our homes, we lowered prices in certain markets to increase sales. As a percentage of revenues, closing and financing costs have increased from 2.7% to 3.4% for the three months, and from 2.4% to 3.3% for the six months, ended September 30, 2007 as compared to the same periods of the prior year. Sales commissions, as a percentage of revenues, have increased from 4.0% to 4.6% for the three months, and from 3.9% to 4.7% for the six months, ended September 30, 2007 as compared to the same periods of the prior year. We increased sales commissions as well as advertising costs, as a percentage of revenue during the quarter, to help stimulate sales.
     Financial Services’ operating losses for the three and six months ended September 30, 2007 were $54.1 million and $39.1 million, respectively. For the three and six months ended September 30, 2007, mortgage loan origination volume decreased 20.0% and 20.3%, respectively. These changes are primarily attributable to the adverse conditions in the mortgage markets described above, which resulted in an increase in reserves and decreases in gain on sale of mortgages, broker fees and net interest income. Additionally, the decline in homebuyer demand could continue to have a negative impact on Financial Services’ future operating results. We will continue to focus on serving our homebuilding customers and increasing operating efficiencies provided by the origination of retail loans.
     On October 11, 2007, Moody’s Investors Service, or Moody’s, issued a downgrade of our senior debt, lowering the rating to “Ba1,” and changed the rating of our commercial paper to “not prime.” On November 2, 2007, Standard & Poor’s, or S&P, issued a downgrade of our senior debt, lowering the rating to “BBB-.” Following these rating actions, Centex’s senior debt is no longer rated as investment grade by Moody’s although it retains an investment grade rating from S&P and Fitch. As a result of our current ratings, we may not have access to financing strategies that are available to companies with investment grade ratings. See Item 1A, “Risk Factors,” of Part II of this Report.
     We anticipate that our business and results of operations will continue to be affected by the difficult industry conditions for some time. In general, we believe that our existing sources of funding, including cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements. However, further deterioration in market conditions, including lower demand for our homes or further disruption of the mortgage markets, would likely result in declines in sales of our homes, accumulation of unsold inventory and margin deterioration, as well as potential additional impairments and write-offs of deposits and pre-acquisition costs, which could reduce cash flow and profits and increase our reliance on our credit facilities.
     We believe the long-term fundamentals that support homebuyer demand remain solid and the current market conditions will moderate over time; however, we cannot predict the duration and severity of the current market conditions. We continue to adjust our operations in response to market conditions by reducing our unsold inventory, reducing our land position, and lowering our costs. Our unsold inventory has decreased from 6,575 units as of September 30, 2006 to 4,708 units as of September 30, 2007. Since September 30, 2006, our land position has decreased by 114,088 lots or 46.5%. Further, selling, general and administrative expenses have decreased from $375.6 million for the three months ended September 30, 2006 to $296.6 million for the current quarter. We are also working to reduce the costs of constructing our homes, although the cost savings may not be realized until future periods. During the quarter, our cost savings did not cover reduced sales prices and increased sales incentives and commissions.
     During the six months ended September 30, 2007, we generated $323.5 million in cash flows from operating activities.
HOME BUILDING
     The following summarizes the results of our Home Building operations (dollars in thousands except per unit data):

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Revenues — Housing	$2,063,999	(20.7%)	$2,601,839	(4.2%)
Revenues — Land Sales and Other	41,485	(26.2%)	56,208	(67.4%)
Cost of Sales — Housing	(1,741,203)	(11.5%)	(1,967,634)	2.3%
Cost of Sales — Land Sales and Other	(927,239)	461.7%	(165,070)	45.5%
Selling, General and Administrative Expenses	(296,631)	(21.0%)	(375,629)	5.6%
Goodwill Impairments	(61,322)	100.0%	—	—
Loss from Unconsolidated Entities and Other (1)	(31,782)	NM *	(979)	(116.4%)

Operating Earnings (Loss)(2)	$(952,693)	(740.5%)	$148,735	(70.4%)

Operating Earnings (Loss) as a Percentage of Revenues:
Housing Operations (3)	1.3%	(8.6)	9.9%	(6.2)
Total Homebuilding Operations	(45.2%)	(50.8)	5.6%	(11.8)
* NM = Not meaningful

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Revenues — Housing	$3,838,737	(25.7%)	$5,163,897	1.8%
Revenues — Land Sales and Other	70,567	(51.0%)	143,987	(32.6%)
Cost of Sales — Housing	(3,222,554)	(16.0%)	(3,834,145)	6.6%
Cost of Sales — Land Sales and Other	(1,102,806)	308.7%	(269,847)	79.2%
Selling, General and Administrative Expenses	(595,259)	(20.9%)	(752,933)	10.9%
Goodwill Impairments	(61,322)	100.0%	—	—
Earnings (Loss) from Unconsolidated Entities and Other (1)	(51,835)	(635.0%)	9,689	(47.3%)

Operating Earnings (Loss)(2)	$(1,124,472)	(344.1%)	$460,648	(47.7%)

Operating Earnings (Loss) as a Percentage of Revenues:
Housing Operations (3)	0.5%	(10.7)	11.2%	(4.6)
Total Homebuilding Operations	(28.8%)	(37.5)	8.7%	(7.9)

(1)	Earnings (Loss) from Unconsolidated Entities and Other include our share of joint ventures’ impairments.

(2)	Operating earnings (loss) represent Home Building’s earnings exclusive of certain homebuilding corporate general and administrative expenses.

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

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Units Closed
East	1,553	(10.0%)	1,725	0.2%
Southeast	965	(26.1%)	1,305	(3.1%)
Central	1,079	(15.3%)	1,274	(13.7%)
Texas	1,490	(7.3%)	1,608	1.5%
Northwest	1,009	(13.1%)	1,161	3.7%
Southwest	1,137	(10.8%)	1,275	(12.0%)
Other homebuilding	117	(33.9%)	177	(61.4%)

	7,350	(13.8%)	8,525	(6.9%)

Average Revenue Per Unit
East	$305,645	(7.7%)	$331,027	(1.5%)
Southeast	$262,239	(7.4%)	$283,193	—
Central	$204,566	(6.6%)	$218,925	0.8%
Texas	$169,338	6.9%	$158,377	7.8%
Northwest	$391,630	(15.1%)	$461,112	0.6%
Southwest	$372,158	(11.9%)	$422,491	6.4%
Other homebuilding	$384,043	26.7%	$303,068	22.3%
Total Home Building	$280,816	(8.0%)	$305,021	2.9%

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Units Closed
East	2,672	(20.9%)	3,378	4.4%
Southeast	1,681	(32.7%)	2,498	(4.1%)
Central	1,947	(24.9%)	2,594	(6.2%)
Texas	2,890	(7.2%)	3,114	(0.1%)
Northwest	1,996	(11.3%)	2,251	4.1%
Southwest	2,032	(23.0%)	2,639	(1.7%)
Other homebuilding	227	(38.5%)	369	(55.1%)

	13,445	(20.2%)	16,843	(3.2%)

Average Revenue Per Unit
East	$310,456	(5.9%)	$330,075	(0.1%)
Southeast	$274,351	(7.5%)	$296,467	5.9%
Central	$207,369	(5.2%)	$218,649	0.6%
Texas	$167,718	7.1%	$156,663	6.6%
Northwest	$394,646	(13.6%)	$457,003	1.0%
Southwest	$389,309	(7.7%)	$421,907	7.9%
Other homebuilding	$355,837	18.1%	$301,298	31.5%
Total Home Building	$285,514	(6.9%)	$306,590	5.1%
Revenues
     Housing revenues decreased for the three and six months ended September 30, 2007 as compared to September 30, 2006 primarily due to decreases in units closed and, to a lesser extent, a decrease in average revenue per unit. For the three and six months ended September 30, 2007, average revenue per unit (which is net of customer discounts) decreased primarily as a result of increases in discounts and lower prices experienced in many of our markets. Customer discounts increased to 11.0% of housing revenues for the three months ended September 30, 2007, up from 6.6% for the three months ended September 30, 2006. For the six months ended September 30, 2007, customer discounts increased to 9.9% of housing revenues, up from 5.7% in the prior year. For the three and six months ended September 30, 2007, our closings declined as a result of decreases in sales orders caused principally by the challenging market conditions described above.

     Revenues from land sales and other decreased 26.2% to $41.5 million for the three months and 51.0% to $70.6 million for the six months ended September 30, 2007 as compared to the same periods in the prior year. Although the timing and amount of land sales vary from period to period, the decrease in revenues from land sales is primarily the result of the imbalance between supply and demand. Most large homebuilders have walked away from a significant amount of lot option contracts and, given the uncertainty with the homebuilding industry, there are fewer land buyers wanting to purchase land.
     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the tables below:

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Average Operating Neighborhoods (1)	658	(4.9%)	692	12.5%
Closings Per Average Neighborhood	11.2	(8.9%)	12.3	(17.4%)

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Average Operating Neighborhoods (1)	667	(1.9%)	680	11.3%
Closings Per Average Neighborhood	20.2	(18.5%)	24.8	(13.0%)
(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.
     Our neighborhood count peaked at 702 neighborhoods as of September 30, 2006 and December 31, 2006, and it has steadily decreased to a neighborhood count of 650 as of September 30, 2007. The drop in neighborhood count is primarily the result of our decision to build-out and not reinvest in certain markets located in the North Carolina, Midwest and Southwest operating segments.
Operating Margins
     Homebuilding operating margins (consisting of operating earnings or loss as a percentage of revenues) declined to (45.2%) for the three months and (28.8%) for the six months ended September 30, 2007 as compared to 5.6% for the three months, and 8.7% for the six months, ended September 30, 2006. The decrease in homebuilding operating margins as compared to the prior year is primarily attributable to the following factors: (1) decreases in revenues, net of discounts, (2) land-related and goodwill impairments, (3) our share of joint ventures’ impairments, and (4) write-offs of land deposits and pre-acquisition costs. The $31.8 million in losses from unconsolidated entities and other for the three months ended September 30, 2007 is primarily due to $36.6 million as our share of joint ventures’ impairments. The $51.8 million in losses from unconsolidated entities and other for the six months ended September 30, 2007 is primarily due to $63.7 million as our share of joint ventures’ impairments.
     Homebuilding operating margins were significantly impacted by $846.9 million of land-related impairments in the three months and $989.5 million of land-related impairments in the six months ended September 30, 2007. We periodically reassess our land holdings, including our lot options, and evaluate potential market opportunities while taking into consideration changing market conditions and other factors. In connection with our quarterly neighborhood assessments, during the quarter ended September 30, 2007, we reviewed approximately 1,050 housing projects and land investments for potential land-related impairments. Approximately 937 of these housing projects are owned land positions that are either designated as active neighborhoods or are under development and are not considered active. The remaining 113 housing projects represent controlled land positions approved for purchase. During the three and six months ended September 30, 2007, we recorded impairments on 140 and 169 neighborhoods and land investments, respectively.
     In addition to land-related impairments, we recorded $61.3 million in goodwill impairments for the three months ended September 30, 2007, which represents 50.5% of our total homebuilding goodwill balance. The goodwill impairments also contributed to the decrease in homebuilding operating margins.
     Also, during the three months ended September 30, 2007, we determined it was probable we would not exercise certain lot option contracts, which resulted in a write-off of 23 option contracts and related pre-acquisition costs, resulting in 192 outstanding option contracts and deposits (including contracts in the due diligence process) at September 30, 2007. These determinations were made in light of local market conditions.
     The following tables summarize Home Building’s impairments and write-offs of deposits and pre-acquisition costs excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Three Months Ended September 30,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
East	$—	$18,109	$8,233	$—	$—	$3,811
Southeast	22,452	78,054	10,811	—	6,140	13,755
Central	3,488	37,564	8,078	—	—	8,292
Texas	—	—	807	—	—	—
Northwest	13,755	187,581	8,604	—	—	9,259
Southwest	21,627	413,816	1,783	—	23,884	52,565
Other homebuilding	—	111,763	2	—	—	1,802

	$61,322	$846,887	$38,318	$—	$30,024	$89,484

	For the Six Months Ended September 30,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
East	$—	$18,109	$15,605	$—	$—	$5,729
Southeast	22,452	85,469	13,855	—	6,140	14,577
Central	3,488	41,847	8,538	—	—	9,884
Texas	—	—	864	—	—	19
Northwest	13,755	205,877	13,153	—	—	18,513
Southwest	21,627	495,219	8,995	—	23,884	75,262
Other homebuilding	—	142,958	178	—	—	1,802

	$61,322	$989,479	$61,188	$—	$30,024	$125,786

     We will continue to assess our land holdings on a quarterly basis considering the challenging market conditions. Continued deterioration in demand and market conditions could result in significant additional impairments and a decision to not exercise additional lot option contracts, which would result in additional write-offs. In addition, we could incur additional losses and impairments through our joint ventures. Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for additional details on our land holdings.
     Home Building selling, general and administrative expenses decreased $79.0 million and $157.7 million for the three and six months ended September 30, 2007, respectively, when compared to the same periods in the prior year. The decrease in selling, general and administrative expenses for the three and six months ended September 30, 2007 is primarily due to decreases in compensation and benefit costs, as we size our organization in response to current market conditions. The following tables summarize Home Building’s selling, general and administrative expenses (dollars in thousands):

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Compensation and Benefits	$104,143	(35.9%)	$162,457	(4.2%)
Sales Commissions	95,802	(10.0%)	106,458	8.2%
Advertising and Marketing	42,489	(12.9%)	48,789	24.1%
Other	54,197	(6.4%)	57,925	19.8%

Selling, General and Administrative Expenses	$296,631	(21.0%)	$375,629	5.6%

SG&A as a Percentage of Revenues	14.1%	—	14.1%	1.8

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Compensation and Benefits	$221,616	(35.0%)	$340,934	3.8%
Sales Commissions	181,858	(12.4%)	207,719	11.4%
Advertising and Marketing	84,428	(12.4%)	96,346	29.3%
Other	107,357	(0.5%)	107,934	20.6%

Selling, General and Administrative Expenses	$595,259	(20.9%)	$752,933	10.9%

SG&A as a Percentage of Revenues	15.2%	1.0	14.2%	1.4
Sales Orders, Backlog Units and Land Holdings
     The following tables summarize sales orders and backlog units:

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Sales Orders (in Units)
East	1,117	(8.2%)	1,217	(28.4%)
Southeast	729	(10.6%)	815	(40.2%)
Central	907	(11.7%)	1,027	(33.2%)
Texas	1,267	(25.9%)	1,710	12.5%
Northwest	791	(20.6%)	996	0.2%
Southwest	1,085	3.1%	1,052	(47.8%)
Other homebuilding	57	418.2%	11	(97.4%)

	5,953	(12.8%)	6,828	(28.5%)

Sales Per Average Neighborhood	9.0	(9.1%)	9.9	(36.1%)

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Sales Orders (in Units)
East	2,399	(13.3%)	2,766	(25.5%)
Southeast	1,472	(19.7%)	1,832	(37.2%)
Central	1,880	(19.5%)	2,335	(20.8%)
Texas	2,702	(23.8%)	3,544	10.9%
Northwest	1,705	(20.4%)	2,142	(3.2%)
Southwest	2,182	(8.4%)	2,381	(42.8%)
Other homebuilding	87	11.5%	78	(90.6%)

	12,427	(17.6%)	15,078	(24.5%)

Sales Per Average Neighborhood	18.6	(16.2%)	22.2	(32.1%)

	As of
	September 30, 2007		March 31, 2007
		Change		Change
Backlog Units
East	1,575	(14.8%)	1,848	(39.9%)
Southeast	1,310	(13.8%)	1,519	(56.2%)
Central	1,677	(3.8%)	1,744	(22.9%)
Texas	1,832	(9.3%)	2,020	(7.7%)
Northwest	1,514	(16.1%)	1,805	(18.5%)
Southwest	1,653	10.0%	1,503	(52.6%)
Other homebuilding	72	(66.0%)	212	(79.0%)

	9,633	(9.6%)	10,651	(38.7%)

     For the three and six months ended September 30, 2007, sales orders declined in most of the regions in which we do business. We expect that the decreases in sales orders in the three and six months ended September 30, 2007 will continue to impact our closings in the near term.
     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders are a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and a decrease in the affordability of housing in selected markets, as well as the inability of prospective buyers to sell their existing homes and an increase in foreclosures. The decline in homebuyer demand and the affordability of housing in selected markets has also been caused by the tightened credit requirements. These factors are evidenced by lower customer traffic and cancellation rates that are much higher than our long-term average cancellation rates ranging from 18% to 26%. For the three and six months ended September 30, 2007, cancellation rates were 35.4% and 33.3%, respectively. Cancellation rates for the three and six months ended September 30, 2006 were 37.4% and 34.9%, respectively.
     In light of the continuing adverse market conditions, our strategy is to focus on selling homes and reducing inventories, reducing costs and generating cash. As a percentage of revenues during the three and six months ended September 30, 2007, we increased advertising costs, sales commissions and sales incentives, when compared to the same periods of the prior year, to help stimulate sales orders and sell our existing inventory. We curtailed housing starts so that we could reduce our speculative inventory. We have also taken steps to reduce our land position. The following table summarizes our land position:

	As of
	September 30, 2007			March 31, 2007
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots
East	17,255	15,355	32,610	18,604	25,829	44,433
Southeast	24,191	3,905	28,096	25,485	7,113	32,598
Central	7,380	3,998	11,378	8,851	5,303	14,154
Texas	16,001	7,084	23,085	16,113	10,405	26,518
Northwest	8,825	5,710	14,535	10,388	6,224	16,612
Southwest	14,726	3,428	18,154	14,694	6,755	21,449
Other homebuilding	3,657	—	3,657	4,176	80	4,256

	92,035	39,480	131,515	98,311	61,709	160,020

Change	(6.4%)	(36.0%)	(17.8%)	(9.7%)	(67.0%)	(45.9%)
     Capitalized costs related to lots owned are included in land under development and land held for development and sale. Lot counts related to completed homes or homes under construction are excluded from the totals above. The dollar amounts related to these lot counts are classified as direct construction in our Consolidated Balance Sheets. The direct construction lot counts as of September 30, 2007 and March 31, 2007 were 13,090 and 13,301, respectively, including 1,518 and 1,608, respectively, of lots for model homes completed or under construction.
     We decreased our total land position when compared to March 31, 2007 with the most pronounced declines occurring in lots controlled. The decrease in our land position for the six months ended September 30, 2007 is a result of our decision to decelerate land purchases and new lot option arrangements. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to take the necessary steps to reduce our land position. As compared to September 30, 2006, our total land position has decreased by 114,088 lots or 46.5%. Included in our total land position are 4,665 and 4,914 lots controlled through joint venture arrangements as of September 30 and March 31, 2007, respectively. We have completed due diligence on 19,897 lots of the 39,480 lots we control. Generally, lots where we have completed due diligence have more substantial deposits and pre-acquisition costs incurred, and the deposits are non-refundable.
Regional Discussion
     Changes in revenues and operating earnings for our homebuilding reporting segments are outlined in the tables below (dollars in thousands):

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Revenues
East	$488,230	(14.7%)	$572,540	(5.4%)
Southeast	260,122	(32.0%)	382,309	(16.4%)
Central	221,939	(21.7%)	283,528	(12.3%)
Texas	256,306	(4.3%)	267,697	9.1%
Northwest	395,851	(26.2%)	536,704	4.2%
Southwest	426,290	(22.4%)	549,008	(4.9%)
Other homebuilding	56,746	(14.4%)	66,261	(59.7%)

	$2,105,484	(20.8%)	$2,658,047	(8.0%)

Operating Earnings (Loss)
East	$17,010	(77.5%)	$75,556	(32.0%)
Southeast	(153,088)	(762.1%)	23,120	(76.3%)
Central	(52,101)	NM	188	(99.2%)
Texas	19,708	(16.3%)	23,548	21.2%
Northwest	(195,767)	(351.5%)	77,841	(34.9%)
Southwest	(480,143)	(754.3%)	(56,206)	(158.0%)
Other homebuilding	(108,312)	NM	4,688	(86.8%)

	$(952,693)	(740.5%)	$148,735	(70.4%)

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Revenues
East	$849,006	(24.0%)	$1,116,963	1.5%
Southeast	473,979	(39.2%)	780,091	(4.3%)
Central	407,008	(29.0%)	573,442	(5.4%)
Texas	491,039	(4.1%)	512,053	8.7%
Northwest	791,376	(24.0%)	1,041,583	6.1%
Southwest	797,494	(30.1%)	1,141,041	8.2%
Other homebuilding	99,402	(30.3%)	142,711	(44.5%)

	$3,909,304	(26.3%)	$5,307,884	0.4%

Operating Earnings (Loss)
East	$35,062	(77.9%)	$158,535	(19.1%)
Southeast	(166,105)	(298.4%)	83,722	(43.3%)
Central	(58,468)	(695.3%)	9,821	(77.7%)
Texas	33,844	(22.9%)	43,895	27.4%
Northwest	(227,848)	(250.8%)	151,131	(35.1%)
Southwest	(595,743)	NM	(8,036)	(104.4%)
Other homebuilding	(145,214)	(772.9%)	21,580	(49.8%)

	$(1,124,472)	(344.1%)	$460,648	(47.7%)

East
     Revenues decreased 14.7% for the three months ended September 30, 2007 primarily due to a 10.0% decrease in units closed when compared to the three months ended September 30, 2006. All markets in the East region experienced decreases in units closed except for the Charlotte, Raleigh and Charleston markets. Average revenue per unit decreased 7.7% as a result of an increase in discounts as a percentage of housing revenues from 5.5% to 9.0% for the three months ended September 30, 2007. Although sales orders decreased 8.2% when compared to the same period in the prior year, the New Jersey and Raleigh markets both experienced significant increases. Cancellation rates for the three months ended September 30, 2007 were 26.5% as compared to 29.2% for the three months ended September 30, 2006. The Washington, D.C. and Myrtle Beach markets realized the most significant improvement in cancellation rates when compared to the second quarter of fiscal year 2007. The largest increases in discounts were experienced in the New Jersey and Myrtle Beach markets.
     Operating earnings decreased $58.5 million for the three months ended September 30, 2007 as compared to the same period in the prior year. The Raleigh, Charleston and Charlotte markets all experienced increases in operating earnings when compared to the second quarter of fiscal year 2007. The decrease in operating earnings was primarily the result of land-related impairments, write-offs of deposits and pre-acquisition costs and our share of a joint venture’s impairment, which were predominantly recorded by the Washington, D.C. market.
     Revenues decreased 24.0% for the six months ended September 30, 2007 primarily due to a 20.9% decrease in units closed when compared to the six months ended September 30, 2006. The Raleigh and Charlotte markets were the only markets within the region to experience increases in units closed. Average revenue per unit increased in six of the nine markets despite the fact that all markets within the region experienced increases in discounts. Sales orders decreased 13.3% in the East region when compared to the same period in the prior year, despite only slight changes in cancellation rates and customer traffic. The Raleigh, Washington, D.C. and Southern Virginia markets all experienced increases in sales orders and improvements in cancellation rates.
     Operating earnings decreased $123.5 million for the six months ended September 30, 2007 as compared to the same period in the prior year with the majority of the decrease occurring in the Washington, D.C. market. A significant component of the decrease in the Washington, D.C. market can be attributed to land-related impairments and write-offs of deposits and pre-acquisition costs.
Southeast
     Revenues decreased 32.0% when compared to the three months ended September 30, 2006. All markets in the Southeast region experienced significant decreases in revenues and units closed, except for the Orlando market. A decrease in average revenue per unit also contributed to the decrease in revenues as discounts as a percentage of housing revenues increased significantly from 9.0% to 16.7% for the three months ended September 30, 2007. Sales orders decreased 10.6% despite the fact that significant increases were experienced in the Southwest Florida and Nashville markets and cancellation rates improved from 44.3% to 31.5% for the three months ended September 30, 2007.
     The Southeast region incurred an operating loss of $153.1 million for the three months ended September 30, 2007 as compared to earnings of $23.1 million in the same period of the prior year. The Nashville market was the only market in the Southeast region that did not realize an operating loss for the three months ended September 30, 2007. The most significant decrease in operating earnings occurred in the Southeast Florida and Southwest Florida markets, which incurred total charges of $60.2 million and $53.5 million, respectively, for land-related impairments, goodwill impairments, write-offs of deposits and pre-acquisition costs, and our share of joint venture impairments.
     A 32.7% decrease in units closed was the primary contributor to the 39.2% decrease in revenues when compared to the six months ended September 30, 2006. All markets in the Southeast region experienced decreases in revenues, with the most significant decreases occurring in the North Florida and West Florida markets. Although cancellation rates improved from 39.6% to 31.0% for the current year-to-date period, sales orders decreased 19.7%. Significant sales order increases were experienced in the Southwest Florida and North Florida markets, where cancellation rates improved significantly.
     The Southeast region incurred an operating loss of $166.1 million for the six months ended September 30, 2007 as compared to earnings of $83.7 million in the same period of the prior year. The Nashville and Orlando markets were the only markets in the Southeast region that did not realize an operating loss for the six months ended September 30, 2007. A substantial portion of the operating loss for the second quarter of fiscal year 2008 can be attributed to the Southwest Florida and Southeast Florida markets, which also recorded the majority of the land-related impairments, goodwill impairments and write-offs of deposits and pre-acquisition costs in the region.

Central
     Revenues for the three months ended September 30, 2007 decreased 21.7% primarily due to a 15.3% decrease in units closed as compared to the three months ended September 30, 2006. Contributing to the 21.7% decrease in revenues was a 6.6% decrease in average revenue per unit, with the largest decrease in average revenue per unit occurring in the Illinois market. Discounts as a percentage of housing revenues were also a factor in the decrease in revenues, as discounts increased from 7.2% to 11.4% for the second quarter of fiscal year 2008, which contributed to the 6.6% decrease in average revenue per unit. Sales orders decreased 11.7% versus the second quarter of fiscal year 2007, with the largest decreases occurring in the Illinois and Minnesota markets. Decreases in customer traffic combined with relatively high cancellation rates contributed to the decreases in sales orders in the Illinois and Minnesota markets.
     The Central region realized an operating loss of $52.1 million for the three months ended September 30, 2007 as compared to earnings of $0.2 million in the same period of the prior year. The Detroit market represented the majority of the operating loss for the region. The operating loss in Detroit was primarily the result of land-related impairments, write-offs of deposits and pre-acquisition costs and a goodwill impairment.
     Revenues for the six months ended September 30, 2007 decreased 29.0% primarily due to a 24.9% decrease in units closed as compared to the six months ended September 30, 2006. All markets in the Central region experienced significant decreases in revenues and units closed. Discounts as a percentage of housing revenues increased from 6.9% to 10.5% for the six months ended September 30, 2007, which contributed to the 5.2% decrease in average revenue per unit. Sales orders decreased 19.5% primarily due to a 25.2% decrease in customer traffic while cancellation rates improved slightly from 33.9% to 31.7% when compared to the same period of the prior year.
     The Detroit and Columbus markets were the primary contributors to the Central region’s operating loss of $58.5 million for the six months ended September 30, 2007. The Central region recognized $53.9 million in land-related impairments, write-offs of deposits and pre-acquisition costs and goodwill impairments. The majority of these charges were related to the Detroit and Columbus markets.
Texas
     Revenues for the three months ended September 30, 2007 for the Texas region for the three months ended September 30, 2007 decreased 4.3% compared to the prior year, representing the most moderate decrease in revenues for any of our regions. Average revenue per unit increased in all markets, which helped offset a 7.3% decrease in closings. The San Antonio market achieved an increase in revenues, while all other markets in the Texas region decreased. Discounts as a percentage of housing revenues increased slightly in all markets. Sales orders decreased 25.9%, which was the largest decrease of all regions. Contributing to the decrease in sales orders was an increase in cancellation rates to 37.8% from 32.1% during the three months ended September 30, 2007. The largest increase in cancellation rates occurred in the Dallas/Ft. Worth market.
     Although operating earnings for the three months ended September 30, 2007 decreased $3.8 million when compared to the same period in the prior year, all markets in the Texas region generated operating earnings. The majority of the operating earnings were generated in the San Antonio and Central Texas markets. The Texas region was the only one of our regions that did not record a land-related impairment for the three months ended September 30, 2007.
     Revenues for the six months ended September 30, 2007 for the Texas region for the six months ended September 30, 2007 decreased 4.1% compared to the prior year. The largest decrease in revenues occurred in the Houston market while the only increase occurred in the San Antonio market. Sales orders decreased 23.8%, which represents the largest decrease in sales orders for all of our regions. The decline in sales orders for the six months ended September 30, 2007 is partially attributable to the fact that the sales orders achieved for the six months ended September 30, 2006 were relatively strong. The Texas region was the only region to achieve an increase in sales orders for the six months ended September 30, 2006 when compared to the six months ended September 30, 2005. Of all of our regions, the Texas region has the smallest decrease in sales orders over the last two years (September 30, 2005 through September 30, 2007).
     Operating earnings for the six months ended September 30, 2007 decreased $10.1 million or 22.9% when compared to the same period in the prior year, which represents the smallest percentage decrease in operating earnings for all of our regions. All markets in the Texas region generated operating earnings; however, all markets also experienced a decrease in operating earnings when compared to the six months ended September 30, 2006. To date, the Texas region has been less affected by the challenging market conditions experienced in other regions, which we believe results from the moderate growth rates and price appreciation realized in this region in prior periods.
Northwest
     Revenues for the three months ended September 30, 2007 decreased 26.2% as compared to the three months ended September 30, 2006. Decreases in both average revenue per unit and units closed contributed to the decrease in revenues. The Portland, Sacramento and Denver markets all had increases in revenues when compared to the same period in the prior year, but Portland was the only one of the three to achieve increases in both average revenue per unit and units closed. Discounts also contributed to the decrease in revenues as discounts as a percentage of housing revenues increased from 8.2% to 12.4% for the three months ended September 30, 2007. Sales orders for the three months ended September 30, 2007 decreased 20.6% as cancellation rates have remained relatively high at 38.2% for the current quarter.
     The Northwest region experienced an operating loss of $195.8 million for the three months ended September 30, 2007 as compared to earnings of $77.8 million in the same period of the prior year. The primary factor contributing to the operating loss was $209.9 million in land-related impairments, goodwill impairments and write-offs of deposits and pre-acquisition costs in the three months ended September 30, 2007. The majority of the impairments and write-offs for second quarter of fiscal year 2008 were recorded in our Reno market.
     Revenues for the six months ended September 30, 2007 decreased 24.0% as compared to the six months ended September 30, 2006, which was due to a combination of a 13.6% decrease in average revenue per unit and a 11.3% decrease in units closed. All markets in the Northwest region experienced substantial decreases in revenues with the exception of Portland and Sacramento. Discounts as a percentage of housing revenues increased from 7.5% to 11.7% for the six months ended September 30, 2007, with the largest increase occurring in the Sacramento market. The Denver market was the only market within the region that decreased its discounts. Sales orders for the six months ended September 30, 2007 decreased 20.4% primarily due to a 16.3% decrease in customer traffic combined with a slight increase in cancellation rates of 1.5% for the Northwest region. The Bay Area market experienced an increase in its cancellation rates, which was more than offset by a significant decrease in cancellation rates in the Reno market.
     The Northwest region experienced an operating loss of $227.8 million for the six months ended September 30, 2007 as compared to earnings of $151.1 million in the same period of the prior year. Factors contributing to the operating loss were $219.0 million in land-related impairments and write-offs of deposits and pre-acquisition costs and our share of a joint venture’s impairment in the Sacramento market for $27.1 million in the six months ended September 30, 2007. The Central Valley and Portland markets were the only markets within the region to generate operating earnings.
Southwest
     The decrease in the Southwest region’s revenues for the three months ended September 30, 2007 was primarily due to a combination of an 11.9% decrease in average revenue per unit and a 10.8% decrease in units closed when compared to the same period in the prior year. All markets within the Southwest region experienced a decrease in average revenue per unit. The decreases in average revenue per unit were largely the result of increases in discounts. Discounts as a percentage of housing revenues rose to 12.7% from 6.0% for the three months ended September 30, 2006. Sales orders increased 3.1% primarily due to increases in the Southern California, Inland Empire and Las Vegas markets. For the three months ended September 30, 2007, cancellation rates were 42.6%, which is still relatively high when compared to historic levels.
     The Southwest region experienced an operating loss of $480.1 million for the three months ended September 30, 2007, which was the largest experienced by all of our regions. The New Mexico market was the only market within the Southwest region to report operating earnings. The operating loss is reflective of $437.2 million in land-related impairments, goodwill impairments and write-offs of deposits and pre-acquisition costs in the three months ended September 30, 2007. The majority of these impairments and write-offs were recognized in the Phoenix and Inland Empire markets. In addition, we recorded $8.0 million as our share of a joint venture’s impairment located in the Southern California market.
     The decrease in the Southwest region’s revenues for the six months ended September 30, 2007 was primarily due to a 23.0% decrease in units closed and a 7.7% decrease in average revenue per unit when compared to the same period in the prior year. The largest decreases in units closed occurred in the Las Vegas and Inland Empire markets. Additionally, discounts as a percentage of housing revenues increased from 4.9% to 10.7% for the six months ended September 30, 2006, with the most significant discounts offered in the Phoenix and Las Vegas markets. Sales orders decreased 8.4% when compared to the year-to-date period ended September 30, 2006, primarily due to a 31.6% decrease in customer traffic. The decrease in customer traffic for the six months ended September 30, 2007 was partially offset by a decrease in cancellation rates and an increase in average sales per neighborhood.
     The Southwest region experienced an operating loss of $595.7 million for the six months ended September 30, 2007 as compared to a loss of $8.0 million in the same period of the prior year. With the exception of the New Mexico market, all markets within the Southwest region reported significant operating losses and land-related impairments. The operating loss includes $525.8 million in land-related impairments, goodwill impairments and write-offs of deposits and pre-acquisition costs in the six months ended September 30, 2007.
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
     The Other homebuilding region experienced an operating loss of $108.3 million and $145.2 million for the three and six months ended September 30, 2007, respectively, as compared to earnings of $4.7 million and $21.6 million in the same periods of the prior year. These decreases in operating earnings are primarily the result of $111.8 million and $143.0 million in land-related impairments in the three and six months ended September 30, 2007, respectively. These land-related impairments were all recognized on projects located in Florida, Texas and North Carolina.
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage lending and other related services for purchasers of homes sold by our homebuilding operations and other homebuilders, refinancing of existing mortgages, title agency services and the sale of title insurance and other insurance products, including property and casualty.
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
     In the normal course of our activities, we carry inventories of loans pending sale to third-party investors and earn net interest income, which we define as the difference between interest revenue on mortgage loans and interest expense on debt used to fund the mortgage loans.
     Our business strategy of selling loans reduces our capital investment and related risks. Following unprecedented disruptions to the mortgage markets in August 2007, CTX Mortgage Company LLC discontinued sales of mortgage loans to Harwood Street Funding I, LLC, which we refer to as HSF-I, and currently is instead relying on committed bank warehouse credit facilities and mortgage loan sale agreements, the terms of which are not as favorable as those previously available through HSF-I. HSF-I is a variable interest entity of which we are the primary beneficiary and is consolidated in our financial statements. In October 2007, we decided to terminate HSF-I.

     The following summarizes Financial Services’ results (dollars in thousands):

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Revenues	$80,700	(33.1%)	$120,578	(0.3%)
Cost of Sales	(16,579)	(23.8%)	(21,763)	22.0%
Selling, General and Administrative Expenses	(118,203)	62.7%	(72,651)	(11.2%)

Operating Earnings	$(54,082)	(306.7%)	$26,164	23.0%

Operating Margin	(67.0%)	(88.7)	21.7%	4.1
Financial Services Margin (1)	(84.3%)	(110.8)	26.5%	5.9

Net Interest Income	$4,620	(42.5%)	$8,032	(17.2%)

Average Interest Earning Assets	$1,133,766	(25.4%)	$1,520,698	(14.4%)
Average Yield	7.49%	(0.35)	7.84%	1.64
Average Interest Bearing Liabilities	$1,086,642	(26.4%)	$1,476,720	(18.8%)
Average Rate Paid	6.20%	0.32	5.88%	1.95

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Revenues	$178,666	(26.6%)	$243,319	5.4%
Cost of Sales	(37,067)	(13.0%)	(42,600)	39.2%
Selling, General and Administrative Expenses	(180,712)	19.3%	(151,468)	(4.0%)

Operating Earnings	$(39,113)	(179.4%)	$49,251	15.8%

Operating Margin	(21.9%)	(42.1)	20.2%	1.8
Financial Services Margin (1)	(27.6%)	(52.1)	24.5%	3.3

Net Interest Income	$10,172	(38.6%)	$16,571	(18.5%)

Average Interest Earning Assets	$1,289,600	(16.7%)	$1,547,520	(5.2%)
Average Yield	7.33%	(0.32)	7.65%	1.41
Average Interest Bearing Liabilities	$1,238,094	(18.0%)	$1,508,987	(8.8%)
Average Rate Paid	6.07%	0.42	5.65%	1.93

(1)
Financial Services margin is a non-GAAP financial measure, which we believe is useful as it allows investors to assess the operating performance of our Financial Services’ operations by netting the cost of funding mortgage originations (interest expense) against the related interest income. Financial Services margin is equal to Operating Earnings as a percentage of Financial Services Revenues less interest expense, all of which are set forth in the table above.

     Financial Services’ revenues for the three and six months ended September 30, 2007 decreased as compared to the same periods in the prior year due to decreases in gain on sale of mortgage loans, broker fees and interest income. For the three and six months ended September 30, 2007, cost of sales, which is solely comprised of interest expense, declined as compared to the same periods in the prior year as a result of decreases in average interest bearing liabilities. These decreases in average interest bearing liabilities were partially offset by the effect of higher short-term borrowing costs.
     During the second quarter of fiscal year 2008, Financial Services recorded significant provisions as a component of selling, general and administrative expenses to address: recent increases in mortgage loan delinquencies, the virtual elimination of the nonconforming mortgage market, the recent reduction in mortgage loan liquidity, and the decline in property values resulting from the imbalance between supply and demand. For the three months ended September 30, 2007, the provisions consisted of the following:
•	$36.7 million provision for construction loans,

•	$18.8 million provision for loans in foreclosure,

•	$2.3 million provision against real-estate owned, and

•	$2.1 million provision for anticipated losses for loans originated.

     For the three months ended September 30, 2006, the total provision was $3.5 million. For additional information on Financial Services’ provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve.”
     In addition to the provisions discussed above, selling, general and administrative expenses for the three and six months ended September 30, 2007 also increased due to costs associated with the closing of certain retail branches, including branch and corporate severance costs and branch lease termination expenses. These increases in selling, general and administrative expenses were partially offset by decreases in branch operating expenses, branch and corporate compensation, and sales incentives. Operating margin and Financial Services margin for the three and six months ended September 30, 2007 decreased due to increases in selling, general and administrative expenses.
     The following tables provide a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services (dollars in thousands, except average loan size and volume):

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Loan Sales to Investors
Volume (in millions)	$2,723.4	13.7%	$2,394.9	(32.6%)
Number of Loans Sold	13,025	8.9%	11,960	(38.4%)
Gain on Sale of Mortgage Loans	$30,732	(22.9%)	$39,875	(13.3%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$448.9	(48.2%)	$866.5	(2.5%)
Number of Brokered Loans	1,296	(55.3%)	2,898	(12.5%)
Broker Fees	$8,064	(53.3%)	$17,272	(2.2%)

Average Loan Size
Loans Sold to Investors	$209,097	4.4%	$200,245	9.4%
Loans Brokered to Third Party Lenders	$346,401	15.8%	$299,037	11.4%

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Loan Sales to Investors
Volume (in millions)	$5,076.7	(3.3%)	$5,252.1	(14.0%)
Number of Loans Sold	23,872	(9.1%)	26,272	(19.4%)
Gain on Sale of Mortgage Loans	$69,366	(19.8%)	$86,472	1.3%

Loans Brokered to Third Party Lenders
Volume (in millions)	$1,046.7	(42.6%)	$1,823.5	3.4%
Number of Brokered Loans	3,015	(50.9%)	6,135	(8.7%)
Broker Fees	$18,721	(47.8%)	$35,875	0.5%

Average Loan Size
Loans Sold to Investors	$212,664	6.4%	$199,912	6.8%
Loans Brokered to Third Party Lenders	$347,218	16.8%	$297,260	13.3%
     Gain on sale of mortgage loans decreased for the three and six months ended September 30, 2007 due to unfavorable pricing on mortgage loan sales when compared to the same periods of the prior year, resulting from the disruption in the mortgage markets. The unfavorable pricing on mortgage loans was partially offset by an increase in average income received from the sale of mortgage servicing rights for each loan. Broker fee income decreased for the three and six months ended September 30, 2007 as a result of decreases in the volume of loans brokered to third party lenders and the average income per brokered loan. The decreases in broker volume and fees are also primarily due to the significant disruption in the mortgage markets, including the significant reduction of homebuyers’ access to nonconforming mortgage products.

     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications that resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Open Applications — Beginning	18,983	(18.9%)	23,417	(16.5%)
New Applications	29,733	30.9%	22,709	(21.0%)
Cancelled Applications	(20,569)	95.5%	(10,522)	—
Originated Loans	(12,048)	(15.0%)	(14,168)	(26.0%)

Open Applications — Ending	16,099	(24.9%)	21,436	(20.9%)

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Open Applications — Beginning	17,648	(24.0%)	23,219	(6.8%)
New Applications	57,282	19.0%	48,118	(19.3%)
Cancelled Applications	(34,791)	67.7%	(20,751)	1.9%
Originated Loans	(24,040)	(17.5%)	(29,150)	(21.4%)

Open Applications — Ending	16,099	(24.9%)	21,436	(20.9%)

     The tables below provide a comparative analysis of mortgage loan originations:

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Origination Volume (in millions)	$2,686.9	(20.0%)	$3,357.9	(21.5%)
Number of Originated Loans
Builder	5,445	(15.3%)	6,429	2.9%
Retail	6,602	(14.7%)	7,739	(40.0%)

	12,047	(15.0%)	14,168	(26.0%)

Average Loan Size — Originated Loans	$223,000	(5.9%)	$237,000	6.1%

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Origination Volume (in millions)	$5,457.2	(20.3%)	$6,845.9	(15.5%)
Number of Originated Loans
Builder	9,986	(20.1%)	12,494	5.3%
Retail	14,053	(15.6%)	16,656	(33.9%)

	24,039	(17.5%)	29,150	(21.4%)

Average Loan Size — Originated Loans	$227,000	(3.4%)	$234,900	7.6%
     Total originations for the three and six months ended September 30, 2007 decreased primarily as a result of a decline in homebuyer demand and a reduction in the number of mortgage product offerings. Refinancing activity accounted for 16% of our originations for the three months ended September 30, 2007 and 2006, respectively. Refinancing activity accounted for 18% and 16% of our originations for the six months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, Financial Services originated 80% of the non-cash unit closings of Home Building’s customers. For the six months ended September 30, 2007 and 2006, Financial Services originated 79% and 78%, respectively, of the non-cash unit closings of Home Building’s customers.
     In spring 2007, the mortgage markets were affected by declines in values and increased default levels of “sub-prime” mortgage loans. There is not an industry-wide definition of a sub-prime mortgage loan. In order to assess our financial exposure as a result of these developments, we evaluated mortgages originated by CTX Mortgage Company, LLC prior to March 31, 2007. For the purpose of this analysis, we defined a sub-prime mortgage loan as a non-agency eligible loan with all of the following characteristics: unverified income (documentation); borrower credit scores (FICO scores) less than 660; and loan-to-value ratios greater than 90%. We concluded that these sub-prime mortgage loans did not have the potential for a material impact on our operations as of March 31, 2007. During our evaluation, we considered the fact that CTX Mortgage Company, LLC sold substantially all of its mortgage loans that were not brokered loans to HSF-I under pre-determined eligibility criteria. Mortgage loans held by HSF-I were warehoused under a securitization structure that transferred the risk of credit losses. We did, however, retain liability for representations and warranties made by us in connection with the sale of mortgages to HSF-I.
     As previously discussed, the deterioration of the mortgage markets accelerated during the three months ended September 30, 2007, which has resulted in the virtual elimination of the nonconforming mortgage market. As a result, CTX Mortgage Company, LLC has essentially ceased originating nonconforming loans. Due to the reduction in available mortgage loan liquidity, CTX Mortgage Company, LLC has decided to discontinue the origination of new construction loans. In addition, CTX Mortgage Company, LLC has ceased selling the loans it originates to HSF-I. Further disruption in the mortgage markets could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services’ future operating results.
OTHER
     Our Other segment includes our home services operations, as well as corporate general and administrative expense and interest expense.
     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Operating Earnings (Loss) from Home Services
Operations	$1,500	(209.5%)	$(1,370)	(38.8%)
Interest Income and Other Revenue	17,899	100.0%	—	—
Corporate General and Administrative Expense	(34,540)	(23.2%)	(44,998)	(36.4%)
Other	223	(91.5%)	2,638	(826.7%)

Operating Loss	$(14,918)	(65.9%)	$(43,730)	(40.4%)

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Operating Earnings (Loss) from Home Services
Operations	$2,708	(187.4%)	$(3,098)	(35.2%)
Interest Income and Other Revenue	22,825	100.0%	—	—
Corporate General and Administrative Expense	(79,521)	(20.3%)	(99,768)	(23.7%)
Other	223	(91.4%)	2,599	(656.5%)

Operating Loss	$(53,765)	(46.4%)	$(100,267)	(26.2%)

     Our home services revenues increased 7.7% and 9.1% for the three and six months ended September 30, 2007, respectively, as compared to the same periods in the prior year. The increases in revenues for both periods are the result of an expanded customer base. We had 432 thousand pest defense customers as of September 30, 2007 as compared to 396 thousand as of September 30, 2006. The positive operating earnings realized by our home services operations for the three and six months ended September 30, 2007 are primarily due to the increase in revenues and leverage in selling, general and administrative expenses.

     Included in interest income and other revenue for the three and six months ended September 30, 2007 is a $12.9 million gain on the sale of an airplane. Corporate general and administrative expenses represent corporate employee compensation and benefits, professional services and other corporate costs such as investor communications, insurance, rent, utilities and travel costs. The following tables summarize corporate general and administrative expenses (dollars in thousands):

	For the Three Months Ended September 30,
	2007		2006
		Change		Change
Compensation and Benefits	$26,583	(35.7%)	$41,365	(25.6%)
Professional Services	4,749	12.7%	4,215	18.7%
Rent and Utilities	1,670	8.0%	1,547	5.3%
Travel	1,375	(31.3%)	2,000	(13.0%)
Other	163	(103.9%)	(4,129)	(152.5%)

General and Administrative Expenses	$34,540	(23.2%)	$44,998	(36.4%)

	For the Six Months Ended September 30,
	2007		2006
		Change		Change
Compensation and Benefits	$62,214	(33.2%)	$93,095	(10.9%)
Professional Services	7,917	5.9%	7,475	(5.0%)
Rent and Utilities	3,344	14.6%	2,918	3.2%
Travel	2,611	(36.2%)	4,095	(7.6%)
Other	3,435	(144.0%)	(7,815)	(170.9%)

General and Administrative Expenses	$79,521	(20.3%)	$99,768	(23.7%)

     The decrease in corporate general and administrative expenses in the three and six months ended September 30, 2007 versus the same periods in the prior year is primarily related to decreases in compensation and benefits. The decrease in compensation and benefits is a result of reductions in personnel at our corporate offices and decreases in our estimated performance-related incentive compensation.
INCOME TAXES
     We recognized an income tax benefit of $377.9 million versus income tax expense of $50.7 million for the three months and an income tax benefit of $442.2 million versus income tax expense of $156.8 million for the six months ended September 30, 2007 and 2006, respectively. Our effective tax rate was 37.0% and 38.7% for the three months, and 36.3% and 38.3% for the six months, ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2007 primarily results from an increase in accrued interest and tax associated with our liability for unrecognized tax benefits, an increase of nondeductible compensation, a reduction of tax benefits from the domestic manufacturing deduction and a decrease in pre-tax earnings. For additional information on the adoption of FIN 48, please refer to Note (A), “Significant Accounting Policies,” and Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.
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
     For additional information on our discontinued operations, see Note (L), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

Home Equity
     Discontinued operations for Home Equity are as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006 (1)	2007	2006 (1)
Revenues	$—	$17,181	$—	$170,124
Operating Loss	$—	$(19,298)	$—	$(44,040)
Pre-tax Gain on Sale	$—	$102,424	$—	$102,424

(1)
Amounts include the elimination of intercompany activity related to sales of loans from CTX Mortgage Company, LLC to Home Equity. For the three months ended September 30, 2006, intercompany revenues and costs and expenses of $4,757 thousand and ($1,366) thousand, respectively, were eliminated. For the six months ended September 30, 2006, intercompany revenues and costs and expenses of $3,362 thousand and ($1,349) thousand, respectively, were eliminated.

Construction Services
     Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006 (1)	2007	2006 (1)
Revenues	$—	$507,203	$—	$976,726
Operating Loss	$—	$9,903	$—	$15,061
Pre-tax Gain on Sale	$—	$—	$5,463	$—

(1)
Amounts include the elimination of intersegment activity related to Construction Services’ multi-unit residential vertical construction for Home Building. For the three months ended September 30, 2006, intercompany revenues and costs and expenses of $38,973 thousand and $38,849 thousand, respectively, were eliminated. For the six months ended September 30, 2006, intercompany revenues and costs and expenses of $70,910 thousand and $69,133 thousand, respectively, were eliminated.

     After the sale of Construction Services, we remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. At September 30, 2007, these surety bonds have a total face amount of $3.37 billion at September 30, 2007, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. We estimate that $1.27 billion of work remains to be performed on these projects at September 30, 2007. In connection with certain of these surety bond obligations, we agreed to provide certain sureties with a letter of credit of up to $100 million if our public debt ratings fall below investment grade. In connection with the sale of Construction Services, the purchaser has indemnified Centex against losses relating to such surety bond obligations, including amounts drawn under any such letter of credit that Centex may be required to provide to a surety. In addition, we have purchased for our benefit an additional back-up indemnity provided by a financial institution with an A+ (S&P) and A1 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $1.35 billion as of September 30, 2007, which declines to $400 million over time and terminates in 2016. In October 2007, Centex’s long-term senior unsecured debt was downgraded by Moody’s to Ba1, which triggered the requirement for Centex to issue the $100 million letter of credit.

FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Six Months Ended September 30,
	2007	2006
Net Cash Provided by (Used in)
Centex*
Operating Activities	$(314,985)	$(391,330)
Investing Activities	(242,884)	3,928
Financing Activities	(231,343)	393,373

	(789,212)	5,971

Financial Services
Operating Activities	647,270	361,542
Investing Activities	33,406	119,543
Financing Activities	(674,529)	(486,146)

	6,147	(5,061)

Centex Corporation and Subsidiaries
Operating Activities	323,524	(589,699)
Investing Activities	(12,717)	87,602
Financing Activities	(1,093,872)	503,007

Net (Decrease) Increase in Cash	$(783,065)	$910

*
“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

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
Centex
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, short-term borrowings and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations. During the six months ended September 30, 2007, Centex’s cash from operating activities was primarily used for income tax payments, employee compensation and other reductions in accounts payable and accrued liabilities, as well as investments in inventory. Centex’s cash used in investing activities during the six months ended September 30, 2007 primarily relates to capital contributions of $203.0 million made to Financial Services in order to meet the equity requirements under its committed warehouse facilities and to facilitate the funding of future construction loans. Cash used in Centex’s financing activities during the six months ended September 30, 2007 was primarily for the repayment of $245.8 million in long-term debt.
     During the six months ended September 30, 2006, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the units under construction during the period, and for the acquisition of land held for development. The funds provided by Centex’s financing activities for the six months ended September 30, 2006 were primarily from debt issued to fund the increased homebuilding activity, offset by funds used to repay debt and to fund share repurchases.
Financial Services
     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed warehouse facilities, proceeds from the sale of mortgage loans and cash flows from operations. Financial Services’ operating cash is derived through sales of mortgage loans and origination and servicing fees. During the six months ended September 30, 2007 and 2006, cash from operations was provided by sales of mortgage loans and origination and servicing fees. The funds provided by Financial Services’ investing activities in the six months ended September 30, 2006 were primarily related to the proceeds from the sale of Home Equity and Financial Services’ technology operations. Included in Financial Services’ financing activities during the six months ended September 30, 2007 and 2006 was cash used for the repayment of short-term borrowings. The capital contribution made by Centex to Financial Services described above is also reflected as a financing activity during the six months ended September 30, 2007. During the six months ended September 30, 2006, Financial Services’ financing activities also included Home Equity’s issuance of long-term debt used to fund the increase in its mortgage loans held for investment prior to its sale (see further explanation below).
Discontinued Operations
     Included in Centex’s operating cash flows in the six months ended September 30, 2006 were general contracting fees obtained through our Construction Services segment. For the six months ended September 30, 2006, cash used by Construction Services’ operating cash flows was $1.4 million.
     Included in Financial Services’ operating cash flows were funds from securitizations and interest income on mortgage loans held by Home Equity for investment. Financial Services’ cash used in financing activities during the six months ended September 30, 2006 was the result of Home Equity’s issuance of long-term debt used to fund the increase in its mortgage loans held for investment prior to its sale.
     Construction Services and Home Equity did not require significant capital resources nor did they provide significant liquidity. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.
Credit Facilities and Liquidity
     Our existing credit facilities and available capacity as of September 30, 2007 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	519,453

	2,085,000	1,769,453	(1) (2)

Financial Services
Secured Credit Facilities	661,000	69,912	(3)
Mortgage Conduit Facilities	150,000	—	(4)
Harwood Street Funding I, LLC Facility	1,500,000	—	(5)

	2,311,000	69,912

	$4,396,000	$1,839,365

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, that serves as funding for general corporate purposes, serves as backup for Centex Corporation’s $1.25 billion commercial paper program, and provides $835 million of letter of credit capacity. As of September 30, 2007, there were no amounts outstanding under the revolving credit facility or the commercial paper program. As further discussed in Note (M), “Subsequent Events,” of the Notes to Consolidated Financial Statements, our credit ratings were downgraded subsequent to September 30, 2007. As a result, it is unlikely that we will be able to issue commercial paper.

(2)
Centex maintains a minimum of $100 million in unused, committed letter of credit capacity at all times in respect of certain remaining surety bond obligations relating to Construction Services projects commenced prior to the sale of Construction Services on March 30, 2007. Under an agreement entered into by Centex with a surety, Centex is obligated to provide a $100 million letter of credit to such surety if its long-term senior unsecured debt is downgraded below BBB- by S&P or below Baa3 by Moody’s. In connection with the sale of Construction Services, the purchaser has indemnified Centex for losses in respect of certain surety bond obligations, including draws on such letter of credit. In addition, Centex has obtained a back-up indemnity from an A+ (S&P), A1 (Moody’s) rated financial institution, which indemnifies Centex against a portion of these losses, and which will decline on a quarterly basis in accordance with an agreed upon schedule. In October 2007, Centex’s long-term senior unsecured debt was downgraded by Moody’s to Ba1, which triggered the requirement for Centex to obtain the $100 million letter of credit. See Note (M), “Subsequent Events,” of the Notes to Consolidated Financial Statements for additional information.

(3)	CTX Mortgage Company, LLC maintains $661 million of secured, committed mortgage warehouse facilities.

(4)
A wholly-owned limited purpose subsidiary of CTX Mortgage Company, LLC maintains a $150 million secured, committed facility funded through commercial paper conduits to finance the purchase of construction loans from CTX Mortgage Company, LLC.

(5)
This facility provides for a maximum amount of mortgage loans to be held by HSF-I equal to $1.5 billion. However, as shown in the table above, there is no available capacity under this facility. Since August 2007, HSF-I has not been able to issue short-term liquidity notes to finance the purchase of mortgage loans from CTX Mortgage Company, LLC due to significant market disruptions. In October 2007, we decided to terminate HSF-I.

     Our outstanding debt (in thousands) as of September 30, 2007 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Notes Payable	$558
Senior Debt:
Senior Notes, weighted-average 5.89%, due through 2017	3,654,083
Other Indebtedness, weighted-average 7.14%, due through 2018	4,537

3,659,178

Financial Services
Short-term Debt:
Short-term Notes Payable	741,088
Harwood Street Funding I, LLC Variable Rate Subordinated Extendable Certificates, weighted-average 7.14%, due through 2010	60,000

801,088

$4,460,266

     During the six months ended September 30, 2007, the principal amount of our outstanding long-term debt decreased $244.0 million resulting from the following (dollars in millions):

	Debt Type	Amount
Centex
Issuances	Other Indebtedness (1)	$1.5
Retirements, net	Medium-term Note	(170.0)
	Senior Note	(54.9)
	Other Indebtedness	(20.6)

Total		$(244.0)

(1)	Amount includes the non-cash assumption of long-term debt.
     Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” which we refer to as FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. In accordance with FIN 48, at September 30, 2007, accrued liabilities include $477.4 million in unrecognized tax benefits, accrued interest and accrued penalties (which excludes the tax benefit relating to the deductibility of interest and state income tax). Due to the nature of these liabilities and ongoing examinations by taxing authorities, we are unable to reasonably estimate during which future periods these amounts will ultimately be settled. For further information regarding FIN 48, see Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.
     As of September 30, 2007, our short-term debt was $741.6 million, of which the majority was applicable to Financial Services. Certain of Centex’s short-term borrowings vary on a seasonal basis and are generally financed at prevailing market interest rates under our revolving credit facility.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain compliance with certain financial covenants. In addition, our committed bank warehouse credit facilities contain various affirmative and negative covenants that are generally customary for facilities of this type. At September 30, 2007, we were in compliance with all our debt covenants. We monitor compliance with these covenants on a quarterly basis, including forward-looking projections.
     HSF-I is a variable interest entity of which we are the primary beneficiary and that is consolidated in our financial statements. Prior to August 2007, substantially all of the mortgage loans originated by CTX Mortgage

Company, LLC were funded through the sale of such mortgage loans to HSF-I. HSF-I obtained the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC, by issuing short-term secured liquidity notes and other securities. Since August 2007, HSF-I has not been able to issue short-term liquidity notes to finance the purchase of mortgage loans from CTX Mortgage Company, LLC as a result of current market conditions affecting the mortgage finance industry. Accordingly, CTX Mortgage Company, LLC discontinued sales of mortgage loans to HSF-I. In October 2007, we decided to terminate HSF-I. Our decision to terminate HSF-I was influenced by external factors and not by any quality or performance issues related to HSF-I or its underlying collateral. In addition, HSF-I provided notice to the certificate holders that the $60.0 million in certificates will be redeemed on November 20, 2007. For additional information regarding HSF-I and certain related arrangements, see Note (F), “Indebtedness,” of the Notes to Consolidated Financial Statements.
     Due to the unavailability of HSF-I as a funding source for CTX Mortgage Company, LLC’s mortgage loan originations, CTX Mortgage Company, LLC increased its use of committed bank mortgage warehouse credit facilities beginning in August 2007 and increased the credit availability under one of the facilities on August 31, 2007 from $200 million to $450 million. The amendment to the increased facility has an accordion feature under which, subject to the successful syndication of additional committed capacity, CTX Mortgage Company, LLC may borrow up to an additional $550 million on the same terms. CTX Mortgage Company, LLC also uses mortgage loan sale agreements to fund its loan originations. CTX Mortgage Company, LLC may seek to enter into additional mortgage warehouse facilities with other lenders and additional mortgage loan sale agreements with other investors.
     Although CTX Mortgage Company, LLC has been able to use alternative sources to finance its inventory of mortgage loans, the terms under which it borrows under such facilities, including the interest rate, are less favorable than the terms under which it borrowed from HSF-I. In addition, if the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or we may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although we believe that Financial Services could arrange for alternative financing that is common for mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.
     Subsequent to September 30, 2007, Moody’s and S&P downgraded Centex’s senior debt. For further discussion, see Note (M), “Subsequent Events,” of the Notes to Consolidated Financial Statements.
     In general, we believe that our existing sources of funding, including cash flow from operations and our committed credit facilities, are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements for the foreseeable future. However, our future cash flow from operations may vary depending on a number of factors, including market conditions in the homebuilding industry, the availability of financing to homebuyers, the level of competition and general and economic factors beyond our control. We can not predict what effect these factors will have on our future liquidity. For additional information on factors impacting our cash flows, please refer to Part II, Item 1A, “Risk Factors.”
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

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of September 30, 2007			As of March 31, 2007
			Centex’s			Centex’s
			Share			Share
	Active (1)	Investments	of Debt	Active (1)	Investments	of Debt
Unleveraged Joint Ventures	21	$25,255	$—	28	$33,369	$—
Joint Ventures with Debt:	22			21
Limited Maintenance Guarantee (2) (3) (4)		106,077	104,247		108,057	162,425
Repayment Guarantee (2) (5)		2,756	16,075		2,247	16,045
Completion Guarantee (4)		122,263	196,233		126,469	209,927
No Recourse or Guarantee		12,245	24,000		11,502	24,000

	43	$268,596	$340,555	49	$281,644	$412,397

(1)
The number of active joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We were the managing member of 23 and 28 of the active joint ventures as of September 30, 2007 and March 31, 2007, respectively.

(2)	These amounts represent the Company’s maximum exposure related to the joint ventures’ debt at each respective date.

(3)
We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, we have contributed additional capital in order to maintain loan to value requirements.

(4)
Certain joint venture agreements require us to guarantee the completion of a project or phase if the joint venture does not perform the required land development. A portion of these completion guarantees are joint and several with our partners. For certain joint ventures, we have contributed additional capital in order to complete land development.

(5)	We have guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.
     Total joint venture debt outstanding as of September 30, 2007 and March 31, 2007 was $796.4 million and $1.0 billion, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures.
     A summary of the estimated maturities of our share of joint ventures’ debt is provided below. We have estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of September 30, 2007. We have not projected the early repayment of joint venture debt, although the joint ventures’ debt agreements generally do not prohibit the early repayment of debt, and we anticipate that certain joint venture debt may be repaid prior to maturity.

For the Fiscal Years Ended
March 31
2008	$123,516
2009	150,501
2010	26,366
2011	39,670
2012	502
Thereafter	—

$340,555

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
Mortgage Loan Allowances and Related Reserve
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates and current trends in loan originations. This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period. Please refer to Note (G), “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on this reserve as of September 30, 2007 and March 31, 2007.
     Financial Services also periodically reviews its construction loan commitments for collectibility. To establish the appropriate allowance, we first classify our construction loans into risk categories. These categories are based on, among other things, the loan product, the borrower’s credit profile, the draw activity on the loan, the loan delinquency rate, and the historical realization on construction loans. Each category of loans is then evaluated for potential credit and market-related risks. The allowance for loans we expect to convert to a permanent loan that will be held for sale is based on the estimated market value of the loan. The allowance for loans we expect to eventually default is based on the credit risk of the loan. Please refer to Note (C), “Mortgage Loans,” of the Notes to Consolidated Financial Statements for additional information on our construction loans and the related allowance as of September 30, 2007 and March 31, 2007.
     From time to time, Financial Services will foreclose on certain nonperforming construction loans. In addition, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements. If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party. If a repurchased loan is nonperforming, the loan and its related allowance are classified as loans in foreclosure and are included as a component of trade and other receivables. We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends. As of September 30, 2007 and March 31, 2007, we had $27.4 million and $15.6 million in loans in foreclosure, respectively, which were net of allowances of $28.8 million and $8.3 million, respectively.
     If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale. On all other nonperforming loans, we proceed to foreclose on the loan. Once we have received title to the underlying collateral, we classify the loan amount, net of its allowance, as real-estate owned. We establish an allowance for real-estate owned based upon the estimated value of the property. Real-estate owned is reflected as a component of other inventory. At September 30, 2007 and March 31, 2007, real-estate owned was $9.0 million and $8.7 million, respectively, which were net of allowances of $6.1 million and $2.7 million, respectively.
     Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at September 30, 2007 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.
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
     For the quarter ended September 30, 2007, discount rates used in our estimated discounted cash flow assessments ranged from 10% to 17%, with an average discount rate of 13%.
     Our quarterly assessments reflect management’s estimates, which we believe are reasonable; however, if homebuilding market conditions continue to deteriorate, or if the current challenging market conditions continue for an extended period, future results could differ materially from management’s judgments and estimates.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     Under certain land option agreements with unaffiliated entities, we pay a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. We evaluate these entities in accordance with the provisions of FIN 46, which require us to consolidate the financial results of a variable interest entity if we are its primary beneficiary. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns. If we determine that we are the primary beneficiary, we consolidate the assets and liabilities of the variable interest entity.
     We determine if we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon our estimates of the variability and probabilities of future land prices and the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. We perform our analysis at the inception of each lot option agreement. Local market personnel are actively involved in our evaluation, including the development of our estimates of expected gains and losses of the variable interest entity. To the extent an option agreement is significantly modified or amended, the agreement is reevaluated pursuant to FIN 46. Based on our evaluation, if we are the primary beneficiary of those entities for which we have entered into land option agreements, the variable interest entity is consolidated. To the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests. See Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.
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
     We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Key assumptions utilized in our discounted cash flow model include estimated future sales levels, estimated costs of sales, varying discount rates and working capital constraints as they principally relate to estimated future inventory levels. Material variations of these assumptions may have a significant impact to the carrying value of goodwill.
     During the quarter ended September 30, 2007, we determined circumstances required an interim review of goodwill recorded in the homebuilding segment. Please refer to Note (E), “Goodwill,” of the Notes to Consolidated Financial Statements for additional information on our goodwill impairments.
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
     We periodically review our deferred income tax asset to determine if it is more likely than not to be realized. When it is more likely than not that all or a portion of the deferred income tax asset will not be realized, a valuation allowance must be established. Due to our earnings history and ability to carryback and carryforward net operating losses, a valuation allowance for deferred income tax assets was not necessary at September 30, 2007.
     On April 1, 2007, we adopted FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. For further discussion regarding the adoption of FIN 48, please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.
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

RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, or SFAS 157, “Fair Value Measurements,” which serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for us as of April 1, 2008. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.
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
     Certain information included in this Report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, as amended. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. Such statements include information related to anticipated operating results, cash flows, financial resources, changes in interest rates, changes in revenues and cancellation rates, changes in profitability, interest expense, growth and expansion, anticipated income or losses to be realized by our investment in unconsolidated entities, the availability and cost to our customers of mortgage-based financing, the ability to acquire land and options to buy land, the necessity to value or dispose of land or other assets, or to cancel or renegotiate options to buy land, which may result in impairments or write-offs of option deposits and pre-acquisition costs, the ability to gain approvals and to open new neighborhoods, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and contractors or to cancel orders for materials and work, the ability to produce or obtain the liquidity and capital necessary to finance our operations and expand and take advantage of opportunities in the future, the completion of and effects from planned transactions and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public.
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
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
     Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”), as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (“Q1 Form 10-Q”). The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2007 Form 10-K and our Q1 Form 10-Q.
     As previously disclosed in a risk factor contained in our 2007 Form 10-K, the residential homebuilding industry is sensitive to changes in regional and national economic conditions such as job growth, housing demand, housing supply, availability of financing for homebuyers, interest rates and consumer confidence. At the present time, the U.S. homebuilding industry is undergoing a significant downturn. Conditions in the industry have continued to decline due in part to market conditions in the mortgage lending industry. Continued foreclosures on homes and weakness in homebuyer demand or other adverse changes in general economic conditions in the U.S. could contribute to a general economic recession in the United States as a whole or in selected geographic areas which would have a further adverse effect on our homebuilding operations. See 2007 Form 10-K, Item 1A, “Home Building — The homebuilding industry is undergoing a significant downturn; further deterioration in industry conditions generally or in the markets where we operate could decrease demand and pricing for new homes and have a material adverse effect on our results of operations.”
     As previously disclosed in two risk factors contained in our 2007 Form 10-K and updated by our Q1 Form 10-Q, the market value of land may fluctuate significantly, and there is often a significant lag time between when we contract to acquire land for development and when we sell homes in neighborhoods we have planned, developed, and constructed. During the three and six months ended September 30, 2007, we decided not to pursue development and construction in certain areas where we held land or had made option deposits, which resulted in $38.3 million and $61.2 million, respectively, in recorded write-offs of option deposits and pre-acquisition costs. In addition, market conditions led to recorded land-related impairments on neighborhoods and land during the three and six months ended September 30, 2007 of $846.9 million and $989.5 million. Land-related impairments during the three and six months ended September 30, 2007 represented 140 and 169 neighborhoods and land investments, respectively. These market conditions also adversely affected land values in our Home Building joint ventures. Our share of the joint ventures’ impairments was $36.6 million and $63.7 million for the three and six months ended September 30, 2007, respectively. These land-related impairments adversely affected our operating earnings and operating margins during the three and six months ended September 30, 2007. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, which would lead to further write-offs of option deposits and pre-acquisition costs. Additionally, our land-related impairment analyses are affected by market conditions and certain assumptions, such as sales prices, sales rates and discount rates used, and relatively small changes in these assumptions could lead to significant land-related impairments. See 2007 Form 10-K, Item 1A, “Home Building — The market value of land may fluctuate significantly, which can result in significant decreases in the value of our developed and undeveloped land holdings” and “Home Building — The lag between when we acquire land and when we sell homes in our neighborhoods can make our operations susceptible to the effects of rapid changes in market conditions.”
     The fourth risk factor contained in Item 1A of the 2007 Form 10-K, under “Home Building,” is amended to read as follows:
Increases in interest rates or changes in federal lending programs, regulations and laws could make it more difficult or costly for customers to purchase our homes.
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
     Certain of our homebuyers use down payment assistance programs, which allow homebuyers to receive gift funds from non-profit corporations to be used as a down payment. Homebuilders are a source of funding for these programs. The Department of Housing and Urban Development (“HUD”) and Congress are considering limitations and further regulation of these programs. Such restrictions may limit the ability of seller-funded non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. HUD has issued a rule that eliminates seller-funded down payment assistance as an acceptable minimum investment in the property for FHA insured loans. However, the implementation of that rule has been delayed as a result of litigation filed by certain down payment assistance providers. The ultimate outcome of this litigation is uncertain. If, as a result of legislative, regulatory or other action, certain of the gift fund programs that our customers use would no longer be available to them, we would expect to work to provide other financing alternatives, and seek different down payment programs for our customers that meet applicable guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer.

     The first and fourth risk factors contained in Item 1A of the 2007 Form 10-K, under “Factors Affecting Multiple Business Segments,” are amended to read as follows:
Market conditions in the mortgage lending and mortgage finance industries have worsened significantly in 2007, which adversely affected the availability of credit for some purchasers of our homes, reduced the population of potential mortgage customers and reduced mortgage liquidity. Further tightening of mortgage lending or mortgage financing requirements or further reduced mortgage liquidity could adversely affect the availability of credit for some purchasers of our homes or our ability to sell or finance the mortgage loans that we originate prior to sale (or the terms and pricing thereof).
     In 2007, the mortgage lending industry experienced significant disruption due to, among other things, defaults on “sub-prime” loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of loan documentation and credit requirements for certain types of loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. For example, perceived deterioration in credit quality among sub-prime and other nonconforming loan borrowers has caused almost all lenders to eliminate “sub-prime” mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of our homes or obtain mortgage loans from us to finance the purchase of homes sold by others. In general, these developments resulted in a reduction in demand for the homes that we sell, and will delay any general improvement in the housing market. Furthermore, they have resulted in a reduction in the demand for the mortgage loans that we originate. These reductions in demand have had and are expected to continue to have a material adverse effect on our business and results of operations in fiscal year 2008.
     Further tightening of the mortgage lending markets in the form of reduced numbers or types of loan products, or tighter loan qualification requirements (including down payment requirements) or an inability of our home buyers to meet requisite down payment requirements could further reduce the demand for our homes or the mortgages we originate, which could have a material adverse effect on our business or results of operations. In addition, further tightening of the mortgage finance markets as a result of further reduced mortgage liquidity or decreased demand for mortgage loans could result in an inability to sell or finance the loans we originate, or less favorable terms of sale or reduced yield or greater reserves pending sale, which could have a material adverse effect on our business or results of operations.
We could be adversely affected by a change in our credit rating or a disruption in the capital markets.
     Our ability to sustain or grow our business and to operate in a profitable manner depends to a significant extent upon our ability to access capital. Capital is used principally to finance operations, purchase and develop land, construct houses and originate mortgage loans. Until recently, our access to capital was enhanced by the fact that our senior debt securities had an investment-grade credit rating from each of the principal credit rating agencies. Also, our commercial paper has traditionally carried an investment-grade credit rating from each of the principal credit rating agencies. In August 2007, several of the rating agencies placed us on negative outlook as a result of the housing downturn and the reduced liquidity of mortgage-backed securities. Subsequent to September 30, 2007, Moody’s and S&P lowered their ratings of our senior debt, and Moody’s also lowered its rating of our commercial paper. See Note (M), “Subsequent Events,” of the Notes to Consolidated Financial Statements for additional information about our downgrading. As a result of our current rating, it is unlikely that we will be able to issue commercial paper, and in general, may not have access to financing strategies that are available to companies with investment grade ratings. As a consequence, it may become more difficult and costly for us to access the capital that is required in order to implement our business plans and operate our business.
     As explained in more detail above and in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on September 7, 2007, until recently CTX Mortgage Company, LLC funded the origination of mortgage loans predominantly through the sale of loans to HSF-I, a variable interest entity. Under the HSF-I facility, HSF-I generally obtained the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing short-term securities. As described above, in mid-2007, the credit markets experienced disruption and a curtailment of liquidity. As a result of the more recent adverse market conditions affecting mortgage loans, which worsened significantly in August 2007, beginning in August 2007, CTX Mortgage Company, LLC realized that it may not be able to rely on asset-backed funding vehicles, such as HSF-I, for its primary mortgage funding needs. We have announced that we decided to terminate HSF-I. In August 2007, in order to diversify its capital sources and provide additional liquidity, CTX Mortgage Company, LLC increased the amount of available committed bank warehouse credit facilities to finance mortgage loans until they can be sold. For more information about our current mortgage financing, see the “Financial Condition and Liquidity” section of Item 2 of this Report.
     A long-term or further disruption in the mortgage finance or capital markets could make it more difficult or more expensive for us to raise capital for use in our business, for our customers to obtain home loans or for us to sell loans originated by our Financial Services segment. Further, a reduction of the positive spread between the rate at which we can borrow and the rate at which we can lend could hurt our ability to profit from our loan origination business. A further downgrade in our credit rating by the rating agencies could result in increased costs for certain of our financing and also further restrict our ability to finance mortgage loan originations.
     The following risk factor is added under “Factors Affecting Multiple Business Segments”:
Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.
     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain compliance with certain financial covenants. Material covenants include a maximum leverage ratio and a minimum tangible net worth. In addition, our committed bank warehouse credit facilities and loan agreements relating to certain of our joint ventures contain various affirmative and negative covenants and guarantees that are generally customary for facilities of this type. If we fail to comply with any of these covenants or guarantees, such as if we incur additional significant net losses, it may limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements, or the lending banks could cause our debt to become immediately due and payable, or we may be required to make certain payments in connection with our joint venture indebtedness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
     We regularly repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended September 30, 2007:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
July 1-31	—	$—	—	9,399,700
August 1-31	—	$—	—	9,399,700
September 1-30	5,985	$26.57	—	9,399,700

Total (1)	5,985	$26.57	—

(1)
The 5,985 shares repurchased for the quarter ended September 30, 2007 represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

     On May 11, 2006, the Company’s Board of Directors authorized the repurchase of 12 million shares of our common stock. After giving effect to repurchases after that date, the current approved repurchase authorization is 9,399,700 shares. Purchases are made in the open market or in block purchases, and such transactions may be effected from time to time or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
     On July 12, 2007, we held our Annual Meeting of Stockholders. A total of 107,754,967 shares out of 120,198,776 shares outstanding were represented in person or by proxy at the meeting. At the Annual Meeting, the following matters were addressed:
     (1) Clint W. Murchison, III, Frederic M. Poses and David W. Quinn were elected as directors to serve for a three-year term until the 2010 Annual Meeting. Voting results for these nominees are summarized below:

	Number of Shares
	For	Withheld	Broker Non-Votes
Clint W. Murchison, III	102,707,435	5,047,531	—
Frederic M. Poses	102,898,411	4,856,555	—
David W. Quinn	102,750,126	5,004,840	—
     Barbara T. Alexander, Juan L. Elek, Timothy R. Eller and James J. Postl continue as directors with a term expiring in 2008. Ursula O. Fairbairn, Thomas J. Falk and Matthew K. Rose continue as directors with a term expiring in 2009.
     (2) Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008 as set forth in Proposal 2 of the Centex Corporation Proxy Statement dated June 12, 2007. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
106,856,216	249,883	648,868	—
Item 6. Exhibits
     The following documents are filed as part of this Report.
3.1
Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Amended and Restated By-Laws of Centex dated October 10, 2007 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 16, 2007).

4.1	Specimen Centex common stock certificate (incorporated by reference from Exhibit 4.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

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

10.2
Credit Support Annex, dated July 18, 2007, between Centex Corporation and Bank of America, N.A. (incorporated by reference from Exhibit 10.4 to Centex’s Current Report on Form 8-K filed on July 23, 2007).

10.3
Credit Support Annex, dated July 18, 2007, between Centex Corporation and Calyon New York Branch (incorporated by reference from Exhibit 10.6 to Centex’s Current Report on Form 8-K filed on July 23, 2007).

10.4	Executive Severance Policy (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on October 16, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

November 2, 2007	/s/ Catherine R. Smith

Catherine R. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer)

November 2, 2007	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President-Controller
(principal accounting officer)