Form 10-Q
period 2007-12-31
CENTEX CORP
filed 2008-02-06
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-6776

CENTEX CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation) 75-0778259 (I.R.S. Employer Identification No.)

2728 N. Harwood, Dallas, Texas 75201 (Address of principal executive offices) (Zip Code) (214) 981-5000 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ✓

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 23, 2008: 122,389,169 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries

Form 10-Q Table of Contents
December 31, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,
	2007	2006
Revenues
Home Building	$1,811,084	$2,587,251
Financial Services	62,203	107,577
Other	32,800	31,388

	1,906,087	2,726,216

Costs and Expenses
Home Building	2,375,824	2,783,488
Financial Services	122,687	91,081
Other	31,217	32,681
Corporate General and Administrative	37,850	72,369

	2,567,578	2,979,619

Loss from Unconsolidated Entities and Other	(60,525)	(46,165)

Interest and Other Income	1,320	—

Earnings (Loss) from Continuing Operations Before Income Taxes	(720,696)	(299,568)
Income Tax (Benefit) Provision	254,492	(57,223)

Earnings (Loss) from Continuing Operations	(975,188)	(242,345)
Earnings from Discontinued Operations, net of Tax Provision of $0 and $8,219	—	14,199

Net Earnings (Loss)	$(975,188)	$(228,146)

Basic Earnings (Loss) Per Share
Continuing Operations	$(7.94)	$(2.02)
Discontinued Operations	—	0.12

	$(7.94)	$(1.90)

Diluted Earnings (Loss) Per Share
Continuing Operations	$(7.94)	$(2.02)
Discontinued Operations	—	0.12

	$(7.94)	$(1.90)

Average Shares Outstanding
Basic	122,787,414	119,935,522
Dilutive Securities:
Options	—	—
Other	—	—

Diluted	122,787,414	119,935,522

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,
	2007	2006
Revenues
Home Building	$5,720,388	$7,895,135
Financial Services	240,869	350,896
Other	102,247	99,673

	6,063,504	8,345,704

Costs and Expenses
Home Building	7,357,765	7,640,413
Financial Services	340,466	285,149
Other	97,733	101,465
Corporate General and Administrative	117,371	172,137

	7,913,335	8,199,164

Loss from Unconsolidated Entities and Other	(112,360)	(36,476)

Interest and Other Income	24,145	—

Earnings (Loss) from Continuing Operations Before Income Taxes	(1,938,046)	110,064
Income Tax (Benefit) Provision	(187,690)	99,559

Earnings (Loss) from Continuing Operations	(1,750,356)	10,505
Earnings from Discontinued Operations, net of Tax Provision of $2,087 and $36,857	3,376	59,006

Net Earnings (Loss)	$(1,746,980)	$69,511

Basic Earnings (Loss) Per Share
Continuing Operations	$(14.32)	$0.09
Discontinued Operations	0.02	0.49

	$(14.30)	$0.58

Diluted Earnings (Loss) Per Share
Continuing Operations	$(14.32)	$0.09
Discontinued Operations	0.02	0.47

	$(14.30)	$0.56

Average Shares Outstanding
Basic	122,188,922	120,507,675
Dilutive Securities:
Options	—	3,955,648
Other	—	61,540

Diluted	122,188,922	124,524,863

Cash Dividends Per Share	$0.12	$0.12

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	December 31, 2007	March 31, 2007
Assets
Cash and Cash Equivalents	$61,872	$882,754
Restricted Cash	71,493	146,532
Receivables - Mortgage Loans, net	747,757	1,687,645
Trade and Other, including Notes of $6,563 and $10,295	430,707	227,618
Inventories - Housing Projects	6,354,306	8,474,883
Land Held for Development and Sale	454,347	158,212
Land Held Under Option Agreements Not Owned	177,763	282,116
Other	31,169	35,868
Investments - Joint Ventures and Other	241,094	281,644
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	91,214	136,172
Other Assets - Deferred Income Taxes, net	626,072	489,814
Goodwill	158,207	219,042
Deferred Charges and Other, net	184,916	177,633

	$9,630,917	$13,199,933

Liabilities and Stockholders’ Equity
Accounts Payable	$337,963	$520,833
Accrued Liabilities	1,822,295	1,822,429
Debt - Centex	3,623,236	3,904,425
Financial Services	569,081	1,663,040
Payable from Affiliates	—	—
Commitments and Contingencies
Minority Interests	81,217	176,937
Stockholders’ Equity - Preferred Stock: Authorized 5,000,000 Shares, None Issued	—	—
Common Stock: $.25 Par Value; Authorized 300,000,000
Shares; Outstanding 122,250,768 and 119,969,733 Shares	31,565	31,041
Capital in Excess of Par Value	91,739	48,349
Retained Earnings	3,281,062	5,250,873
Treasury Stock, at Cost; 4,010,772 and 4,193,523 Shares	(207,241)	(217,994)

Total Stockholders’ Equity	3,197,125	5,112,269

	$9,630,917	$13,199,933

     See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
December 31, 2007	March 31, 2007	December 31, 2007	March 31, 2007

$54,294	$870,688	$7,578	$12,066
28,102	56,467	43,391	90,065
—	—	747,757	1,687,645
374,975	175,683	55,732	51,935
6,354,306	8,474,883	—	—
454,347	158,212	—	—
177,763	282,116	—	—
18,319	27,121	12,850	8,747
241,094	281,644	—	—
313,612	137,704	—	—
77,246	119,203	13,968	16,969
561,361	465,247	64,711	24,567
149,255	210,090	8,952	8,952
169,687	163,497	15,229	14,136

$8,974,361	$11,422,555	$970,168	$1,915,082

$328,531	$510,106	$9,432	$10,727
1,744,966	1,719,753	77,329	102,676
3,623,236	3,904,425	—	—
—	—	569,081	1,663,040
—	—	25,826	(23,788)

80,503	176,002	714	935
—	—	—	—

31,565	31,041	1	1
91,739	48,349	478,467	275,467
3,281,062	5,250,873	(190,682)	(113,976)
(207,241)	(217,994)	—	—

3,197,125	5,112,269	287,786	161,492

$8,974,361	$11,422,555	$970,168	$1,915,082

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Nine Months Ended December 31,
	2007	2006
Cash Flows — Operating Activities
Net Earnings (Loss)	$(1,746,980)	$69,511
Adjustments
Depreciation and Amortization	40,384	42,958
Stock-based Compensation	29,620	52,446
Provision for Losses on Mortgage Loans Held for Investment and Construction Loans	82,775	27,836
Impairments and Write-off of Assets	1,641,304	499,177
Deferred Income Tax (Benefit) Provision	(27,029)	(49,014)
Loss (Earnings) of Joint Ventures and Unconsolidated Subsidiaries	125,333	58,973
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	6,769	88,522
Minority Interest, net of Taxes	(221)	(411)
Gain on Sale of Assets	(16,966)	(126,038)
Changes in Assets and Liabilities, Excluding Effect of Acquisitions Decrease (Increase) in Restricted Cash	27,916	15,325
(Increase) Decrease in Receivables	(173,062)	40,882
Decrease in Mortgage Loans Held for Sale	751,313	259,761
Decrease (Increase) in Receivables from Affiliates	—	—
Decrease (Increase) in Housing Projects and Land Held for	179,189	(1,455,848)
Development and Sale Decrease (Increase) in Other Inventories	17,865	(103)
Decrease in Accounts Payable and Accrued Liabilities	(449,651)	(37,953)
Decrease (Increase) in Other Assets, net	24,455	(5,132)
Other	150	110

	513,164	(518,998)

Cash Flows — Investing Activities
Payments received on Notes Receivable	4,158	11,757
Increase in Mortgage Loans Held for Investment	—	(292,448)
Decrease (Increase) in Construction Loans	59,546	(112,946)
Investment in and Advances to Joint Ventures	(160,877)	(187,052)
Distributions of Capital from Joint Ventures	67,755	148,242
(Increase) Decrease in Investments in and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(9,595)	(26,929)
Proceeds from Dispositions	21,978	494,013
Other	(3,563)	(6,105)

	(20,598)	28,532

Cash Flows — Financing Activities
Decrease (Increase) in Restricted Cash	47,123	(90,182)
(Decrease) Increase in Short-term Debt, net	(1,034,766)	294,129
Centex Issuance of Long-term Debt	—	500,641
Repayment of Long-term Debt	(281,214)	(192,991)
Financial Services Issuance of Long-term Debt	—	961,126
Repayment of Long-term Debt	(60,000)	(746,680)
Proceeds from Stock Option Exercises	30,543	53,800
Purchases of Common Stock, net	(598)	(263,235)
Dividends Paid and Capital Contributions Received	(14,536)	(14,302)

	(1,313,448)	502,306

Net (Decrease) Increase in Cash and Cash Equivalents	(820,882)	11,840
Cash and Cash Equivalents at Beginning of Period (1)	882,754	47,955

Cash and Cash Equivalents at End of Period (2)	$61,872	$59,795

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $0 as of March 31, 2007 and $4,605 as of March 31, 2006.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of December 31, 2007 and $1,436 as of December 31, 2006.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
2007	2006	2007	2006

$(1,746,980)	$69,511	$(61,706)	$84,227

35,688	36,198	4,696	6,760
29,620	52,446	—	—
—	—	82,775	27,836
1,641,304	499,177	—	—
13,116	(117,029)	(40,145)	68,015
187,039	(25,254)	—	—
21,769	684,302	—	—
—	(437)	(221)	26
(16,966)	(4,772)	—	(121,266)

28,365	17,229	(449)	(1,904)
(202,314)	49,811	29,252	(8,929)
—	—	751,313	259,761
—	—	49,614	(15,765)
179,189	(1,455,848)	—	—
8,763	(463)	9,102	360
(423,009)	(38,482)	(26,642)	(8,173)
25,547	(12,159)	(1,092)	7,027
150	110	—	—

(218,719)	(245,660)	796,497	297,975

4,158	11,651	—	106
—	—	—	(292,448)
—	—	59,546	(112,946)
(160,877)	(187,052)	—	—
67,755	148,242	—	—
(252,614)	12,672	—	—
(7,900)	(20,526)	(1,695)	(6,403)
21,978	37,676	—	468,132
(3,563)	(6,105)	—	—

(331,063)	(3,442)	57,851	56,441

—	—	47,123	(90,182)
(807)	179,584	(1,033,959)	114,545
—	500,641	—	—
(281,214)	(192,991)	—	—
—	—	—	961,126
—	—	(60,000)	(746,680)
30,543	53,800	—	—
(598)	(263,235)	—	—
(14,536)	(14,302)	188,000	(595,780)

(266,612)	263,497	(858,836)	(356,971)

(816,394)	14,395	(4,488)	(2,555)
870,688	36,711	12,066	11,244

$54,294	$51,106	$7,578	$8,689

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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

     In the opinion of the Company’s management, all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.

     Certain operations have been classified as discontinued. For additional information, refer to Note (L), “Discontinued Operations.” Associated results of operations and financial position are separately reported for all periods presented. Information in these Notes to Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.

Interest Expense

     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold or otherwise charged to costs and expenses.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Total Interest Incurred	$68,206	$98,150	$226,643	$393,951
Less — Interest Capitalized	(56,999)	(74,314)	(178,369)	(219,623)
Financial Services’ Interest Expense	(11,207)	(23,836)	(48,274)	(66,436)
Discontinued Operations	—	—	—	(107,892)

Interest Expense, net	$—	$—	$—	$—

Capitalized Interest Charged to Home Building’s Costs and Expenses	$69,854	$66,811	$209,618	$150,664

Income Taxes

     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company assesses, on a quarterly basis, the realizability of its deferred income tax asset. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. For additional information regarding the Company’s valuation allowance, please refer to Note (J), “Income Taxes.”

     On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. Please refer to Note (J), “Income Taxes,” for additional information relating to the adoption of FIN 48.

     In accordance with the provisions of FIN 48, the Company recognizes in its financial statements the impact of tax return positions or future tax positions if it is more likely than not to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured (using a probability weighted approach) at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement.

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

     Prior to the adoption of FIN 48, the Company applied Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”), to assess and provide for potential income tax exposures. In accordance with SFAS 5, the Company maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from tax audits. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in the income statements and effective tax rates as more items are recognized and/or derecognized discretely within income tax expense.

Stock-Based Employee Compensation Arrangements

     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), under which the Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date, net of forfeitures. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model.

     The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended December 31, 2007 and the year ended March 31, 2007:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant
For the year ended March 31, 2007	Stock Options	1,420.3	$28,603.0
	Stock Units	366.2	$19,955.4
	Restricted Stock	121.2	$6,379.9

For the nine months ended December 31, 2007	Stock Options	646.6	$10,116.9
	Stock Units	261.5	$11,368.1
	Restricted Stock	160.1	$5,035.0

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

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Cash Paid for Interest	$65,318	$88,930	$219,313	$377,418

Net Cash Paid for Taxes	$81	$19,237	$209,286	$290,104

     As explained in Note (D), “Inventories,” pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of December 31, 2007 and March 31, 2007, the Company consolidated $71.7 million and $152.9 million, respectively, of land as inventory under the caption “land held under option agreements not owned.” The Company also recorded $68.3 million and $90.5 million as of December 31, 2007 and March 31, 2007, respectively, of lot option agreements for which the Company’s deposits exceeded certain thresholds.

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

     The FASB Staff has exposed for comment a FASB Staff Position (“FSP”) that would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral would apply include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (e.g. inventory impairment assessments). For the Company, the FSP, as proposed, would defer the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities to April 1, 2009.

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

     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning January 1, 2008. The Company expects that the adoption of SAB 109 will not have a material impact on its results of operations or financial position.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company as of April 1, 2009. The Company is currently evaluating the impact, if any, of adopting SFAS 160 on its financial statements.

Reclassifications

     Certain prior year balances have been reclassified to be consistent with the December 31, 2007 presentation, including reclassification of certain restricted cash balances to cash flows from financing activities, reclassification of construction lending activity to cash flows from investing activities, reclassification of the construction loan allowance against the related mortgage, reclassification of certain inventory amounts from housing projects to other inventory, and reclassifications of discontinued operations.

(B) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

			Capital in		Treasury
	Common Stock		Excess of	Retained	Stock,
	Shares	Amount	Par Value	Earnings	at Cost	Total
Balance, March 31, 2007	119,970	$31,041	$48,349	$5,250,873	$(217,994)	$5,112,269
Adoption of FIN 48	—	—	(4,898)	(208,295)	—	(213,193)
Issuance of Restricted Stock and Stock Units	363	40	(17,419)	—	11,351	(6,028)
Stock Compensation	—	—	29,620	—	—	29,620
Exercise of Stock Options Including Tax Benefits	1,934	483	35,948	—	—	36,431
Cash Dividends	—	—	—	(14,536)	—	(14,536)
Purchase of Common Stock for Treasury	(20)	—	—	—	(598)	(598)
Other Stock Transactions	4	1	139	—	—	140
Net Loss	—	—	—	(1,746,980)	—	(1,746,980)

Balance, December 31, 2007	122,251	$31,565	$91,739	$3,281,062	$(207,241)	$3,197,125

(C) MORTGAGE LOANS

     Mortgage loans receivable consist of the following:

	As of
	December 31, 2007	March 31, 2007
Mortgage Loans Held for Sale	$569,491	$1,313,561
Construction Loans, net of Allowance of $72,342 and $5,826	178,266	374,084

Mortgage Loans Receivable, net	$747,757	$1,687,645

     As of December 31, 2007, Financial Services is committed, under existing construction loan agreements, to fund $74.4 million in addition to the construction loan balance shown above. Financial Services has ceased origination of new construction loans; however, it will fulfill its existing funding commitments.

(D) INVENTORIES

Housing Projects and Land Held for Development and Sale

     A summary of housing projects is provided below:

	As of
	December 31, 2007	March 31, 2007
Direct Construction	$2,676,264	$3,041,290
Land Under Development	3,678,042	5,433,593

Housing Projects	$6,354,306	$8,474,883

     For the three and nine months ended December 31, 2007, the Company recorded $502.9 million and $1,492.4 million, respectively, in land-related impairments due to challenging market conditions. For the three and nine months ended December 31, 2006, the Company recorded $205.4 million and $235.4 million, respectively, in land-related impairments. Land-related impairments during the three months ended December 31, 2007 represented 147 neighborhoods and land investments. Land-related impairments during the nine months ended December 31,

2007 represented 316 neighborhoods and land investments, certain of which have been impaired more than once. At December 31, 2007, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the three months ended December 31, 2007 was $683.0 million.

Land Held Under Option Agreements Not Owned and Other Land Deposits

     The Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At December 31, 2007, the Company had 161 land option agreements.

     In accordance with the provisions of FIN 46, the Company is the primary beneficiary of $71.7 million and $152.9 million as of December 31, 2007 and March 31, 2007, respectively, of land, which represents the remaining purchase price of the land. Land consolidated under FIN 46 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to minority interests. At December 31, 2007, 11 land option agreements were consolidated pursuant to FIN 46.

     In addition to land options recorded pursuant to FIN 46, the Company determined that five land option agreements represent financing arrangements pursuant to the provisions of SFAS 49, “Product Financing Arrangements” (“SFAS 49”). As a result, the Company recorded $68.3 million and $90.5 million as of December 31, 2007 and March 31, 2007, respectively, of land, which represents the remaining purchase price of the land. Land consolidated pursuant to SFAS 49 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.

     A summary of the Company’s deposits for land options and the total purchase price of such options is provided below:

	As of
	December 31, 2007	March 31, 2007
Cash Deposits included in:
Land Held for Development and Sale	$36,688	$89,737
Land Held Under Option Agreements Not Owned	37,806	38,642

Total Cash Deposits in Inventory	74,494	128,379
Letters of Credit	1,493	12,854

Total Invested through Deposits or Secured with Letters of Credit	$75,987	$141,233

Total Purchase Price of Land Option Agreements	$1,812,704	$3,324,636

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of December 31, 2007 and March 31, 2007, pre-acquisition costs recorded to “land held for development and sale” were $21.8 million and $48.0 million, respectively. Also included in “land held for development and sale” is owned land that is not currently anticipated to be developed for more than two years and land that the Company intends to sell within one year, which amounted to $395.9 million and $20.5 million as of December 31, 2007 and March 31, 2007, respectively.

     The Company writes off deposits and pre-acquisition costs when it determines that it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $26.4 million and $87.6 million for the three and nine months ended December 31, 2007, respectively, as compared to $138.0 million and $263.8 million for the three and nine months ended December 31, 2006, respectively.

(E) GOODWILL

     A summary of changes in goodwill by segment for the nine months ended December 31, 2007 is presented below:

	As of	Goodwill	Goodwill	Goodwill	As of
	March 31, 2007	Acquired	Disposed	Impairments	December 31, 2007
Home Building
East	$27,945	$—	$—	$—	$27,945
Southeast	29,160	—	—	(22,452)	6,708
Central	7,654	—	(595)	(3,488)	3,571
Texas	9,720	—	—	—	9,720
Northwest	22,721	—	—	(13,755)	8,966
Southwest	24,301	—	—	(21,627)	2,674
Other homebuilding	—	—	—	—	—

Total Home Building	121,501	—	(595)	(61,322)	59,584
Financial Services	8,952	—	—	—	8,952
Other	88,589	2,598	(1,516)	—	89,671

Total	$219,042	$2,598	$(2,111)	$(61,322)	$158,207

     Goodwill for the Other segment at December 31, 2007 relates to the Company’s home services operations. Goodwill is tested for impairment at the reporting unit level on an annual basis (January 1) or when management determines that due to certain circumstances the carrying amount of goodwill may not be recoverable. In the quarter ended September 30, 2007, management determined that events and circumstances had occurred that indicated the remaining goodwill balances within the homebuilding reporting units of the segment may not be recoverable. These events included, but were not limited to, the significant land-related impairments and write-offs taken across all homebuilding segments except for Texas and an unprecedented disturbance within the mortgage markets that made it more difficult for certain homebuilding customers to obtain mortgage financing.

     Based on these factors, homebuilding goodwill was evaluated for impairment during the second quarter of fiscal year 2008. As a result of the impairment test, the Company recorded goodwill impairments as outlined in the table above.

(F) INDEBTEDNESS

     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at December 31, 2007 and March 31, 2007 is presented below. Due dates are presented in fiscal years.

	As of
	December 31, 2007		March 31, 2007
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$—	—	$1,807	—

Financial Services
Financial Institutions	569,081	5.38%	428,144	5.56%
Harwood Street Funding I, LLC Secured Liquidity Notes	—	—	1,174,896	5.38%

Consolidated Short-term Debt	569,081		1,604,847

Long-term Debt:

Centex
Medium-term Note Programs	—	—	170,000	5.61%
Senior Notes, due through 2017	3,619,137	5.89%	3,708,976	5.89%
Other Indebtedness, due through 2018	4,099	7.34%	23,642	6.57%

	3,623,236		3,902,618

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	—	—	60,000	7.32%

Consolidated Long-term Debt	3,623,236		3,962,618

Total Debt	$4,192,317		$5,567,465

     As of March 31, 2007, Centex’s short-term debt consisted of land and land-related acquisition notes of $1.8 million.

     The weighted-average interest rates for short-term and long-term debt during the nine months ended December 31, 2007 and 2006 were:

	For the Nine Months Ended December 31,
	2007	2006
Short-term Debt:

Centex	—	5.33%
Financial Services	6.05%	3.57%

Long-term Debt:

Centex
Medium-term Note Programs	5.68%	6.07%
Senior Notes	5.86%	5.85%
Other Indebtedness	6.69%	6.05%
Subordinated Debentures	—	8.75%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.42%	7.31%

     Maturities of Centex’s and Financial Services’ long-term debt during the next five years ending March 31 of each year and thereafter are:

		Financial
	Centex	Services	Total
2008	$300,637	$—	$300,637
2009	151,790	—	151,790
2010	225,411	—	225,411
2011	700,255	—	700,255
2012	349,422	—	349,422
Thereafter	1,895,721	—	1,895,721

	$3,623,236	$—	$3,623,236

     Under debt covenants contained in the Company’s multi-bank revolving credit facility, the Company is required to maintain compliance with certain financial covenants. Material covenants include a maximum leverage ratio and a minimum tangible net worth. The Company’s credit facility also includes an interest coverage ratio. This ratio is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions. In addition, the Company’s committed bank warehouse credit facility contains various affirmative and negative covenants that are generally customary for a facility of this type. At December 31, 2007, the Company was in compliance with its debt covenants.

     The Company obtained a waiver for the third quarter of fiscal year 2008, waiving any event of default under its financial covenants caused by the recognition of a deferred income tax asset valuation allowance.

     The Company will seek an amendment to its multi-bank revolving credit facility in the fourth quarter of fiscal year 2008, which will include modifications to the covenant provisions included in the credit facility. The amendment may also include, among other things, a reduction in the commitment amount under this facility and a borrowing base formula to calculate credit availability, triggered only if the Company’s senior unsecured debt falls below investment grade as rated by two out of the three principal rating agencies.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of December 31, 2007 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	416,945

	2,085,000	1,666,945	(1)

Financial Services
Secured Credit Facilities	457,000	57,274	(2)
Other Facilities	250,000	—	(3)

	707,000	57,274

	$2,792,000	$1,724,219

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, that serves as funding for general corporate purposes and provides $835 million of letter of credit capacity. As of December 31, 2007, there were no amounts outstanding under the revolving credit facility.

(2)	CTX Mortgage Company, LLC maintains $457 million of secured, committed mortgage warehouse facilities.

(3)	There will be no additional borrowings under these facilities. Amounts outstanding of $169.4 million as of December 31, 2007 will be repaid using the proceeds from the sale of the loans or the underlying collateral or repaid by Financial Services.

Funding of Mortgage Loans

     CTX Mortgage Company, LLC has historically funded its origination of mortgage loans through the sale of such mortgage loans to Harwood Street Funding I, LLC (“HSF-I”) and, to a lesser extent, through borrowings under more traditional committed bank warehouse credit facilities and mortgage loan sale agreements. As a result of the significant disruptions in the mortgage and asset-backed commercial paper markets, beginning in the second quarter of fiscal year 2008, HSF-I was unable to finance the purchase of mortgage loans from CTX Mortgage Company, LLC. In November 2007, HSF-I and the related swap arrangements were terminated and all outstanding obligations were redeemed. The termination of HSF-I was entirely due to these external market factors and not to any quality or performance issues related to HSF-I or its underlying collateral.

     CTX Mortgage Company, LLC is currently funding its mortgage originations primarily through borrowings under a committed bank warehouse credit facility and a mortgage loan sale agreement. The warehouse facility generally allows CTX Mortgage Company, LLC to sell to the bank, on a revolving basis, mortgage loans up to an aggregate specified amount. Simultaneously, the bank has entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties. Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facility are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. The bank has the option to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if the Company’s long-term unsecured debt ratings fall below BB+ by Standard & Poors (“S&P”) or Fitch or below Ba1 by Moody’s Investors Service (“Moody’s”). The Company’s long-term unsecured debt is currently rated BBB- by S&P, BBB by Fitch and Ba1 by Moody’s. CTX Mortgage Company, LLC may also seek to enter into additional mortgage warehouse facilities with other lenders. Borrowings under the warehouse facility constitute short-term debt of Financial Services.

     CTX Mortgage Company, LLC bears the credit risk associated with loans originated until such loans are sold to third parties. In connection with the loans it originates and sells to third parties, CTX Mortgage Company, LLC makes representations and warranties to the effect that each mortgage loan sold satisfies the criteria of the sale agreement. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to third parties if such mortgage loans are determined to breach the representations and warranties of CTX Mortgage Company, LLC, as seller. CTX Mortgage Company, LLC records a liability for its estimated losses for these obligations and such amount is included in its loan origination reserve.

     If the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or the Company may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although the Company believes that Financial Services could broker loans to other mortgage companies or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

     HSF-I was a variable interest entity of which the Company was the primary beneficiary and that was consolidated in the Company’s financial statements. Prior to August 2007, substantially all of the mortgage loans originated by CTX Mortgage Company, LLC were funded through the sale of such mortgage loans to HSF-I under the terms of a mortgage loan purchase agreement. HSF-I obtained the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of December 31, 2007, HSF-I had no outstanding secured liquidity notes, medium-term debt or subordinated certificates. All of HSF-I’s outstanding secured liquidity notes were redeemed in accordance with their scheduled maturity dates, and in November 2007, all outstanding subordinated certificates were redeemed.

     CTX Mortgage Company, LLC and its related companies sold $1.95 billion and $2.31 billion of mortgage loans to investors during the three months ended December 31, 2007 and 2006, respectively, and $7.03 billion and $7.56 billion during the nine months ended December 31, 2007 and 2006, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $21.8 million and $36.4 million during the three months ended December 31, 2007 and 2006, respectively, and $91.2 million and $122.8 million during the nine months ended December 31, 2007 and 2006, respectively.

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

     A summary of the Company’s Home Building joint ventures is presented below:

	As of December 31, 2007			As of March 31, 2007
			Centex’s			Centex’s
			Share			Share
	Active (1)	Investments	of Debt	Active (1)	Investments	of Debt
Unleveraged Joint Ventures	25	$31,655	$—	28	$33,369	$—
Joint Ventures with Debt:	18			21
Limited Maintenance Guarantee (2) (3) (4)		87,866	50,833		108,057	162,425
Repayment Guarantee (2) (5)		2,513	14,142		2,247	16,045
Completion Guarantee (4)		106,513	172,783		126,469	209,927
No Recourse or Guarantee		12,547	24,000		11,502	24,000

	43	$241,094	$261,758	49	$281,644	$412,397

(1)	The number of active joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company was the managing member of 24 and 28 of the active joint ventures as of December 31, 2007 and March 31, 2007, respectively.

(2)	These amounts represent the Company’s maximum exposure related to the joint ventures’ debt at each respective date.

(3)	The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, the Company has contributed additional capital in order to maintain loan to value requirements.

(4)	Certain joint venture agreements require the Company to guarantee the completion of a project or phase if the joint venture does not perform the required land development. A portion of these completion guarantees are joint and several with the Company’s partners. For certain joint ventures, the Company has contributed additional capital in order to complete land development.

(5)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.

     Total joint venture debt outstanding as of December 31, 2007 and March 31, 2007 was $571.9 million and $1.0 billion, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures.

     During the three months ended December 31, 2007, the lender to certain of the Company’s joint ventures has notified the Company that it believes the joint ventures are in default of certain joint venture loan agreements as a result of the Company’s joint venture partner not complying with all aspects of the joint ventures’ loan agreements. The lender has not taken any action against the joint ventures or the Company at this time. Additionally, a lender to two of the Company’s other joint ventures has notified the Company that it believes the joint ventures are in default of their joint venture loan agreements for not meeting their contractual obligations. The Company is currently in discussions with the lender. Based upon the terms and debt amounts outstanding for these joint ventures and the terms of the joint venture agreements, the Company does not believe its exposure related to these joint venture defaults will be material to its financial position or results of operations.

     A summary of the estimated maturities of our share of joint ventures’ debt is provided below. The Company has estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of December 31, 2007, and the Company has not projected the early repayment of joint venture debt.

For the Fiscal Years Ended
March 31,

2008	$52,511
2009	124,103
2010	34,782
2011	25,601
2012	24,761
Thereafter	—

$261,758

Letters of Credit and Surety Bonds

     In the normal course of business, the Company issues letters of credit and surety bonds: (1) pursuant to certain performance related obligations, (2) as security for certain land option purchase agreements of the Home Building line of business, and (3) under various insurance programs. The Company also previously issued surety bonds, which are reflected as discontinued operations in the table below, pursuant to construction obligations of Construction Services prior to the sale of this segment on March 30, 2007. The Company does not expect these letters of credit or bonds will be drawn upon.

     A summary of the Company’s outstanding letters of credit and surety bonds as of December 31, 2007 and March 31, 2007 is presented below (dollars in millions):

	As of December 31, 2007			As of March 31, 2007
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$180.3	$1,825.6	(1)	$209.1	$1,542.3
Financial Services	25.7	13.1		0.7	10.7
Other	187.5	1.7		94.4	1.7
Discontinued Operations (2)	25.0	3,544.0		38.1	4,161.8

	$418.5	$5,384.4		$342.3	$5,716.5

(1)	The Company estimates that $670.7 million of work remains to be performed on these projects as of December 31, 2007.

(2)	After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $3.54 billion at December 31, 2007, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At December 31, 2007, the Company estimates that $726.8 million of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company has provided a $100 million letter of credit to such surety. The purchaser of Construction Services has agreed to indemnify the Company against losses relating to such surety bond obligations, including amounts drawn under any such letter of credit. The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an A+ (S&P), A1 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $1.10 billion as of December 31, 2007, which declines to $400 million over time and terminates in 2016.

Community Development and Other Special District Obligations

     A Community Development District or similar development authority (“CDD”) is a unit of local government created under state statutes that utilizes bond financing to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS 5, the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners. At December 31, 2007 and March 31, 2007, the Company had recorded $304.1 million and $280.2 million, respectively, in accrued liabilities for outstanding CDD obligations.

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

     Changes in Home Building’s contractual warranty liability are as follows for the nine months ended December 31, 2007 and the year ended March 31, 2007:

	December 31, 2007	March 31, 2007 (1)
Balance at Beginning of Period	$44,293	$47,199
Warranties Issued	24,634	42,422
Settlements Made	(32,762)	(45,228)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(863)	(100)

Balance at End of Period	$35,302	$44,293

(1)	For the nine months ended December 31, 2006, warranties issued, settlements made and changes in liability of pre-existing warranties were $37,008, $(37,146) and $(100), respectively.

     Financial Services has established a liability for anticipated losses associated with mortgage loans originated. Changes in Financial Services’ liability are as follows for the nine months ended December 31, 2007 and the year ended March 31, 2007:

	December 31, 2007	March 31, 2007 (1)
Balance at Beginning of Period	$16,863	$18,500
Provision for Losses	1,270	2,160
Settlements	(6,752)	(1,178)
Changes in Pre-Existing Reserves	4,614	(2,619)

Balance at End of Period	$15,995	$16,863

(1)	For the nine months ended December 31, 2006, provisions for losses, settlements and changes in pre-existing reserves were $1,561, $(716) and $(2,355), respectively.

Forward Trade and Interest Rate Lock Commitments

     Forward trade commitments represent the fair value of contracts with investors for delayed delivery of mortgage loans for which the Company agrees to make delivery at a specified future date at a specified price. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to mortgagors that are expected to close. Fair value is estimated using quoted market prices for current dealer commitments to purchase loans. At December 31, 2007, the Company had $221.4 million of commitments to deliver mortgages to investors against interest rate lock commitments. In addition, at December 31, 2007, the Company had commitments to deliver approximately $628.0 million of mortgage loan inventory to investors.

     Interest rate lock commitments (“IRLCs”) represent the fair value of individual mortgagor agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. Fair value is estimated using quoted market prices on fixed loan commitments in the mortgage pipeline. At December 31, 2007, the Company had loan commitments to prospective mortgagors of $238.5 million.

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

     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act seeking information about storm water pollution prevention practices at projects that the Company had completed or were building. Subsequently, the EPA limited its request to Home Building’s operations at 30 neighborhoods. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other neighborhoods have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building believes it has defenses to the allegations made by the EPA and is exploring methods of settling this matter. In any settlement, the Justice Department will want the Company to pay civil penalties and sign a consent decree affecting the Company’s storm water pollution prevention practices at construction sites.

(H) COMPREHENSIVE INCOME

     A summary of comprehensive income is presented below:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net Earnings (Loss)	$(975,188)	$(228,146)	$(1,746,980)	$69,511
Other Comprehensive Income, net of Tax:
Unrealized Loss on Hedging Instruments	—	—	—	7,036
Foreign Currency Translation Adjustments	—	—	—	72
Hedging Gain Reclassified to Net Earnings	—	—	—	(15,738)

Comprehensive Income (Loss)	$(975,188)	$(228,146)	$(1,746,980)	$60,881

     The unrealized gain on hedging instruments represented the deferral in other comprehensive income (loss) of the unrealized gain on interest rate swap agreements designated as cash flow hedges. The accumulated other comprehensive income associated with Home Equity’s hedging gains for the nine months ended December 31, 2006 was reclassified to earnings from discontinued operations and included in the gain on sale of Home Equity recorded in the second quarter of fiscal year 2007.

(I) BUSINESS SEGMENTS

     As of December 31, 2007, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     The Company’s Home Building line of business consists of the following reporting segments that have operations located in the following states:

     East: Georgia (Savannah only), Maryland, New Jersey, North Carolina, South Carolina and Virginia

     Southeast: Florida, Georgia (Atlanta only) and Tennessee

     Central: Indiana, Illinois, Michigan, Minnesota, Missouri, Ohio and Pennsylvania

     Texas: Texas

     Northwest: Colorado, Hawaii, Nevada (except Las Vegas), Northern California, Oregon, Washington

     Southwest: Arizona, Southern California, Nevada (Las Vegas only), New Mexico

     Other homebuilding (1)

(1)	Other homebuilding includes projects that the Company plans to build-out and liquidate, and ancillary businesses (including framing and holding companies) conducting business in the following states: Florida, North Carolina, New Hampshire and Texas. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

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

Home Building

     Home Building’s operations currently involve the purchase and development of land or lots and the construction and sale of detached and attached single-family homes and land or lots. During the three months ended December 31, 2007, approximately 80% of the homes closed were single-family, detached homes. Included in Home Building’s loss from unconsolidated entities and other for the three and nine months ended December 31, 2007 is the Company’s share of joint venture impairments totaling $24.9 million and $88.5 million, respectively. During the three and nine months ended December 31, 2006, the Company recorded $96.4 million and $106.9 million, respectively, as its share of joint venture impairments.

Financial Services

     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Financial Services’ revenues include interest income of $14.6 million and $32.0 million for the three months, and $61.8 million and $91.2 million for the nine months, ended December 31, 2007 and 2006, respectively. The majority of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.

Other

     The Company’s Other segment consists of corporate general and administrative expenses, including Home Building corporate-related general and administrative expenses and interest income. Also included in the Other segment are the Company’s home services operations, which are not material for purposes of segment reporting.

     The following are components of the Other segment’s loss from continuing operations before income tax:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Operating Earnings (Loss) from Home Services Operations	$1,458	$(1,226)	$4,166	$(4,324)
Interest Income and Other Income	1,320	—	24,145	—
Corporate General and Administrative Expense	(37,850)	(72,369)	(117,371)	(172,137)
Other	125	(67)	348	2,532

	$(34,947)	$(73,662)	$(88,712)	$(173,929)

     A summary of the revenues and earnings or loss of the Company’s segments is as follows:

	For the Three Months Ended December 31,
	2007			2006
		Earnings	Earnings		Earnings	Earnings
		(Loss)	(Loss) from		(Loss)	(Loss) from
		from	Continuing		from	Continuing
		Unconsolidated	Operations		Unconsolidated	Operations
		Entities and	Before		Entities and	Before
	Revenues	Other	Income Tax	Revenues	Other	Income Tax
Home Building East	$376,321	$(7,046)	$(47,892)	$518,342	$355	$(31,231)
Southeast	206,755	729	(127,261)	340,574	2,739	9,615
Central	184,376	(1,379)	(39,877)	246,275	1,506	(27,940)
Texas	225,290	87	9,343	276,819	146	22,595
Northwest	373,234	(27,723)	(199,612)	507,520	(39,308)	(81,885)
Southwest	411,110	(26,242)	(186,447)	603,057	(16,591)	(128,047)
Other homebuilding	33,998	1,049	(33,519)	94,664	4,988	(5,509)

Total Home Building	1,811,084	(60,525)	(625,265)	2,587,251	(46,165)	(242,402)
Financial Services	62,203	—	(60,484)	107,577	—	16,496
Other	32,800	—	(34,947)	31,388	—	(73,662)

Total	$1,906,087	$(60,525)	$(720,696)	$2,726,216	$(46,165)	$(299,568)

	For the Nine Months Ended December 31,
	2007			2006
		Earnings	Earnings		Earnings	Earnings
		(Loss)	(Loss) from		(Loss)	(Loss) from
		from	Continuing		from	Continuing
		Unconsolidated	Operations		Unconsolidated	Operations
		Entities and	Before		Entities and	Before
	Revenues	Other	Income Tax	Revenues	Other	Income Tax
Home Building
East	$1,225,327	$(9,026)	$(12,830)	$1,635,305	$1,809	$127,304
Southeast	680,734	(22,336)	(293,366)	1,120,665	5,944	93,337
Central	591,384	542	(98,345)	819,717	2,062	(18,119)
Texas	716,329	519	43,187	788,872	344	66,490
Northwest	1,164,610	(50,860)	(427,460)	1,549,103	(28,128)	69,246
Southwest	1,208,604	(32,646)	(782,190)	1,744,098	(25,629)	(136,083)
Other homebuilding	133,400	1,447	(178,733)	237,375	7,122	16,071

Total Home Building	5,720,388	(112,360)	(1,749,737)	7,895,135	(36,476)	218,246
Financial Services	240,869	—	(99,597)	350,896	—	65,747
Other	102,247	—	(88,712)	99,673	—	(173,929)

Total	$6,063,504	$(112,360)	$(1,938,046)	$8,345,704	$(36,476)	$110,064

     A summary of the impairments and write-offs of the Company’s segments is as follows:

	For the Three Months Ended December 31,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building East	$—	$41,490	$10,647	$—	$55,957	$31,787
Southeast	—	115,793	830	—	9,888	6,606
Central	—	26,219	3,894	—	16,224	15,445
Texas	—	363	904	—	298	370
Northwest	—	169,244	5,204	—	58,864	31,662
Southwest	—	120,764	4,934	—	64,153	52,106
Other homebuilding	—	29,076	(47)	—	(19)	26

Total Home Building	—	502,949	26,366	—	205,365	138,002
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$502,949	$26,366	$—	$205,365	$138,002

	For the Nine Months Ended December 31,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building East	$—	$59,599	$26,252	$—	$55,957	$37,516
Southeast	22,452	201,262	14,685	—	16,028	21,183
Central	3,488	68,066	12,432	—	16,224	25,329
Texas	—	363	1,768	—	298	389
Northwest	13,755	375,121	18,357	—	58,864	50,175
Southwest	21,627	615,983	13,929	—	88,037	127,368
Other homebuilding	—	172,034	131	—	(19)	1,828

Total Home Building	61,322	1,492,428	87,554	—	235,389	263,788
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$61,322	$1,492,428	$87,554	$—	$235,389	$263,788

     A summary of assets by segment is as follows:

	As of
	December 31, 2007		March 31, 2007
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,336,744	$1,542,762	$1,477,904	$1,663,815
Southeast	1,421,822	1,532,284	1,703,614	1,821,660
Central	426,840	455,001	606,508	652,799
Texas	610,630	629,340	605,200	630,396
Northwest	1,314,516	1,380,767	1,725,847	1,829,961
Southwest	1,437,455	1,537,078	2,112,369	2,304,415
Other homebuilding	454,615	1,439,434	704,868	1,212,444

Total Home Building	7,002,622	8,516,666	8,936,310	10,115,490
Financial Services	12,850	970,168	8,747	1,915,082
Other (1)	2,113	144,083	6,022	1,169,361

Total	$7,017,585	$9,630,917	$8,951,079	$13,199,933

(1)	The Company’s consolidated deferred income tax asset valuation allowance is reflected in the Other segment.

(J) INCOME TAXES

     The Company recognized an income tax provision of $254.5 million and an income tax benefit of $57.2 million for the three months ended December 31, 2007 and 2006, respectively. The Company recognized an income tax benefit of $187.7 million for the nine months ended December 31, 2007 versus income tax expense of $99.6 million for the same period of the prior year. The significant changes in the Company’s effective tax rate reflect the establishment of a deferred income tax asset valuation allowance, the recognition of a liability for unrecognized tax benefits and related accrued interest, nondeductible compensation, a reduction of the domestic manufacturing deduction and a decrease in pre-tax earnings.

     The Company’s deferred income tax asset was $626.1 million and $489.8 million as of December 31, 2007 and March 31, 2007, respectively. The increase in the deferred income tax asset was due primarily to land-related impairments, which were partially offset by a $500 million deferred tax asset valuation allowance recorded during the three months ended December 31, 2007.

     In accordance with the provisions of SFAS 109, the Company assesses, on a quarterly basis, the realizability of its deferred income tax asset. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. SFAS 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years.

     Based on the Company’s assessment, including the implementation of certain tax planning strategies, the realization of approximately $500 million of the Company’s deferred income tax asset is dependent upon future taxable income. Based on the Company’s consideration of the current homebuilding industry conditions and the related uncertainty in projections of future taxable income, the Company established a valuation allowance, which increased losses from continuing operations by $500 million, or $4.07 per share, during the three months ended December 31, 2007.

     Realization of the remaining deferred income tax asset of $626.1 million as of December 31, 2007 is not assured. The valuation allowance may be increased or decreased as conditions change or if the Company is unable to implement certain tax planning strategies.

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

     Since the adoption of FIN 48 on April 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts that, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS relating to issues stemming from fiscal years 2001 through 2004 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals. However, the change that could occur within the next 12 months cannot be estimated at this time.

     The federal statute of limitations has expired for the Company’s federal tax returns filed for tax years through March 31, 2000. In July 2007, the Company received a Revenue Agent’s Report from the IRS relating to the ongoing audit of the Company’s federal income tax returns for fiscal years 2001 through 2004. The Company believes that its tax return positions are supported and will vigorously dispute the proposed adjustments. The IRS has commenced an examination of our federal tax returns for fiscal years 2005 and 2006.

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision that is consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $112.3 million. As of December 31, 2007, gross accrued interest and penalties was $145.9 million. For the three and nine months ended December 31, 2007, the Company accrued $13.6 million and $33.6 million, respectively, of gross accrued interest and penalties. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.

(K) DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. Financial Services enters into mandatory forward trade commitments (“forward trade commitments”) designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. In addition, Financial Services enters into other derivatives not designated as hedges. The following discussion summarizes our derivatives used to manage the risk of interest rate fluctuations.

Fair Value Hedges

     Financial Services enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a gain of $0.5 million for the three months and a loss of $10.7 million for the nine months ended December 31, 2007, respectively. For the three and nine months ended December 31, 2006, the amount of hedge ineffectiveness included in earnings was a gain of $4.0 million and $7.1 million, respectively.

Other Derivatives

     Financial Services enters into IRLCs with its customers under which Financial Services agrees to make mortgage loans at agreed upon rates within a period of time, generally from one to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives does not include future cash flows related to the associated servicing of the loan or the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.

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

     The net change in the estimated fair value of other derivatives resulted in a gain of $0.1 million for the three months and a loss of $1.6 million for the nine months ended December 31, 2007, respectively, compared to a loss of $0.2 million and $1.9 million for the three and nine months ended December 31, 2006, respectively.

     From time to time, the Company may enter into other forms of derivatives to hedge changes in market values of certain assets and liabilities. The notional value of such derivatives was $15.5 million at December 31, 2007.

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

Home Equity

     On July 11, 2006, the Company sold Home Equity and received $518.5 million in cash, net of related expenses and as adjusted for the settlement of post-closing adjustments. In connection with the sale, all intercompany accounts with Home Equity were repaid and settled. As a result of the sale, Home Equity is no longer a subsidiary of Centex Corporation and has changed its name to Nationstar Mortgage, LLC. The purchase price was based on the book value of Home Equity, plus a premium calculated in accordance with agreed upon formulas and procedures.

     Additionally, the Company has agreed to indemnify the purchaser of Home Equity for certain contingencies. The Company does not believe such contingencies, if paid, will be material to the Company’s results of operations or financial position. The net gain on sale recorded in connection with the sale of Home Equity, including post-closing adjustments recognized subsequent to December 31, 2006, is summarized below:

For the Year Ended
March 31, 2007

Sales and Related Proceeds, net of Related Expenses	$518,500
Assets Sold	(400,706)
Intercompany Liability Paid by Buyer	(11,795)
Deferred Income	(6,100)
Hedging Gain	25,466

Pre-tax Gain on Sale	125,365
Income Tax Expense	(50,390)

Net Gain on Sale	$74,975

Construction Services

     On March 30, 2007, the Company sold Construction Services and received $344.8 million in cash, net of related expenses and as adjusted for the estimated settlement of post-closing adjustments. In connection with the sale, all intercompany accounts with Construction Services were repaid and settled. As a result of the sale, Construction Services is no longer a subsidiary of Centex Corporation and has changed its name to Balfour Beatty Construction Group, Inc.

     The Company will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period (the “Additional Payments”). The Additional Payments will be made in connection with an election with respect to this transaction pursuant to Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Code”). If the Internal Revenue Code is amended so that the purchaser is no longer entitled to the benefits of the Section 338(h)(10) election, the amount of the Additional Payments will be subject to change to ensure that any subsequent payments to be made by the purchaser do not exceed 50% of the tax benefits to be realized by it thereafter as a result of such election. The Additional Payments are an unsecured receivable from the purchaser that was not recorded in connection with the sale of Construction Services. As the Additional Payments are received in future periods, the amounts will be reflected in the Statements of Consolidated Earnings.

     The stock purchase agreement provided for a post-closing adjustment, which was intended to reflect a final calculation of, among other things, the final stockholder’s equity balance of Construction Services immediately prior to its sale. In connection with the sale, Construction Services was required to pay a dividend to Centex Corporation equal to its stockholder’s equity. The effect of the post-closing adjustment was estimated in the Company’s calculation of the gain on sale of Construction Services for the year ended March 31, 2007, but was subject to change. During the first quarter of fiscal year 2008, the amount of the post-closing adjustment was determined, which resulted in an additional $5.5 million pre-tax gain on sale. A summary of the Company’s calculation of the gain on sale of Construction Services is below:

	For the Nine Months Ended	For the Year Ended
	December 31, 2007	March 31, 2007
Sales and Related Proceeds, net of Related Expenses	$5,463	$344,752
Assets Sold	—	—

Pre-tax Gain on Sale	5,463	344,752
Income Tax Expense	(2,087)	(131,695)

Net Gain on Sale	$3,376	$213,057

Summarized Financial Information

     Earnings from discontinued operations include: the financial information for entities included in discontinued operations, the gains (losses) on the sale of such entities, intercompany eliminations between entities in discontinued operations and entities in continuing operations, and certain general and administrative expenses incurred in the sale of such entities. The following table provides summary information for amounts included in discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007(1)	2006(2)	2007(1)	2006 (2)
Revenues	$—	$558,234	$—	$1,705,084
Costs and Expenses	—	(547,462)	—	(1,723,657)
Earnings from Unconsolidated Entities and Other	—	246	—	612

Earnings (Loss) Before Income Taxes	—	11,018	—	(17,961)
Provision (Benefit) for Income Taxes	—	3,865	—	(6,623)
Gain on Sale, net of Tax	—	7,046	3,376	70,344

	$—	$14,199	$3,376	$59,006

(1)	Includes Construction Services only.

(2)	Includes Construction Services and Home Equity.

(M) SUBSEQUENT EVENTS

     In the fourth quarter of fiscal year 2008, the Company will seek an amendment to its multi-bank revolving credit facility, which will include modifications to the covenant provisions included in the credit facility. The amendment may also include, among other things, a reduction in the commitment amount under this facility and a borrowing base formula to calculate credit availability, triggered only if the Company’s senior unsecured debt falls below investment grade as rated by two out of the three principal rating agencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

Executive Summary

     Our results of operations for the three and nine months ended December 31, 2007 were materially affected by continuing adverse conditions impacting our homebuilding and mortgage lending operations. The market conditions continued to deteriorate significantly during the three and nine months ended December 31, 2007, and it is uncertain when they will improve. A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2007	2006	Change
Revenues
Home Building	$1,811,084	$2,587,251	(30.0%)
Financial Services	62,203	107,577	(42.2%)
Other	32,800	31,388	4.5%

Total	$1,906,087	$2,726,216	(30.1%)

Earnings (Loss) from Continuing Operations Before Income Taxes
Home Building	$(625,265)	$(242,402)	157.9%
Financial Services	(60,484)	16,496	(466.7%)
Other	(34,947)	(73,662)	(52.6%)

Total	$(720,696)	$(299,568)	140.6%

	For the Nine Months Ended December 31,
	2007	2006	Change
Revenues
Home Building	$5,720,388	$7,895,135	(27.5%)
Financial Services	240,869	350,896	(31.4%)
Other	102,247	99,673	2.6%

Total	$6,063,504	$8,345,704	(27.3%)

Earnings (Loss) from Continuing Operations Before Income Taxes
Home Building	$(1,749,737)	$218,246	(901.7%)
Financial Services	(99,597)	65,747	(251.5%)
Other	(88,712)	(173,929)	(49.0%)

Total	$(1,938,046)	$110,064	(1,860.8%)

     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected, and continues to affect, our business and results of operations. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies based upon geographic market and product segment:

•	increased inventory of new and existing homes for sale, including homes in foreclosure,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruption in recent periods,

•	a decrease in the affordability of housing in selected markets as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers,

•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and an inability of many homebuyers to sell their existing homes, and

•	pricing pressures resulting from the need for home prices to meet FHA and other conforming loan limits and the imbalance between housing supply and housing demand as evidenced by homebuilders offering significant discounts and sales incentives to homebuyers and seeking to liquidate unsold inventories in order to generate cash.

     The inventory of new and existing homes for sale remains high as homebuilders have continued to build unsold homes and foreclosures continue to increase. The hesitancy in homebuyer demand can be attributed to concerns of prospective homebuyers that prices will continue to decline and, in fact, the excess supply of homes for sale and the need for builders to generate cash have caused homebuilders and other home sellers to reduce prices. Other prospective homebuyers have been unable to sell their existing homes. Moreover, during 2007, the mortgage markets experienced a significant disruption, which led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements for homebuyers, reduced mortgage loan liquidity and increased credit risk premiums. As a result, prospective borrowers experienced more difficulty or more expense in obtaining loans, or were subject to increased credit score or down payment requirements, which further reduced the demand for homes and mortgage loans during the quarter.

     These market conditions materially impacted Home Building’s operating results for the nine months ended December 31, 2007 as evidenced by the following:

•	a $2,174.7 million decrease in homebuilding revenues, net of discounts,

•	$1,492.4 million in land-related impairments,

•	$88.5 million in our share of joint ventures’ impairments,

•	$87.6 million in write-offs of land deposits and pre-acquisition costs, and

•	$61.3 million in goodwill impairments.

     Revenues for the three and nine months ended December 31, 2007 decreased 30.1% and 27.3%, respectively, when compared to the same periods of the prior year. Earnings (loss) from continuing operations before income taxes were losses of $720.7 million and $1,938.0 million for the three and nine months ended December 31, 2007, respectively, as compared to a loss of $299.6 million and earnings of $110.1 million for the three and nine months ended December 31, 2006, respectively.

     During the quarter, we assessed our neighborhoods and land for possible land-related impairments. The market conditions during the quarter adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment model, and we recorded significant impairments totaling $502.9 million. If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.

     Our homebuilding operations also experienced a significant decline in operating margin primarily attributable to lower home prices, increases in discounts and sales incentives, including increases in financing and closing costs, increases in sales commissions to help stimulate sales and close homes. In addition, customer cancellation rates remain elevated when compared to historical levels. Customer discounts have steadily increased on a quarterly basis since the fourth quarter of fiscal year 2006. Customer discounts increased to 15.2% of housing revenues for the three months ended December 31, 2007, up from 8.3% in the same period of the prior year. For the nine months ended December 31, 2007, customer discounts increased to 11.6% of housing revenues, up from 6.5% in the same period of the prior year. As a percentage of revenues, closing and financing costs have increased from 3.0% to 3.5% for the three months, and from 2.6% to 3.3% for the nine months, ended December 31, 2007 as compared to the same periods of the prior year. Sales commissions, as a percentage of revenues, have increased from 4.3% to 4.9% for the three months, and from 4.0% to 4.7% for the nine months, ended December 31, 2007 as compared to the same periods of the prior year.

     Financial Services’ operating losses for the three and nine months ended December 31, 2007 were $60.5 million and $99.6 million, respectively, as compared to operating earnings of $16.5 million and $65.7 million for the three and nine months ended December 31, 2006, respectively. For the three and nine months ended December 31, 2007, mortgage loan origination volume decreased 33.7% and 24.6%, respectively. These changes are primarily attributable to the adverse conditions in the mortgage markets described above, which also resulted in an increase in reserves and decreases in gain on sale of mortgages, broker fees and net interest income. Continued adverse market conditions and further declines in homebuyer demand could have a negative impact on Financial Services’ future operating results.

     We anticipate that our business and results of operations will continue to be affected by the difficult industry conditions for some time. In general, we believe that our existing sources of funding, including cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements. However, further deterioration in market conditions, including lower demand or prices for our homes or further disruption of the mortgage markets, would likely result in declines in sales of our homes, accumulation of unsold inventory and margin deterioration, as well as potential additional land-related impairments and write-offs of deposits and pre-acquisition costs, which could reduce cash flow and profits and require that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.

     We believe the fundamentals that support homebuyer demand in the long-term remain solid and the current market conditions will moderate over time; however, we cannot predict the duration and severity of the current market conditions. We continue to adjust our operations in response to market conditions by reducing our unsold inventory, reducing our land position, and lowering our costs. Our unsold inventory has decreased from 6,386 units as of December 31, 2006 to 4,259 units as of December 31, 2007. Since December 31, 2006, our land position has decreased by 67,415 lots or 36.2%. Further, selling, general and administrative expenses have decreased from $370.6 million and $1,123.5 million for the three and nine months ended December 31, 2006, respectively, to $255.0 million and $850.2 million, respectively, for the same periods of the current year. We are also working to reduce the costs of constructing our homes, although in many cases, cost savings will not be realized until future periods.

     During the nine months ended December 31, 2007, we generated $513.2 million in cash flows from operating activities, which was primarily derived through sales of mortgage loans that were not reinvested in new mortgage loans.

HOME BUILDING

     The following summarizes the results of our Home Building operations (dollars in thousands except per unit data):

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Revenues — Housing	$1,787,990	(28.9%)	$2,516,089	(14.9%)
Revenues — Land Sales and Other	23,094	(67.5%)	71,162	50.5%
Cost of Sales — Housing	(1,564,552)	(22.6%)	(2,020,158)	(2.9%)
Cost of Sales — Land Sales and Other	(556,320)	41.6%	(392,758)	762.1%
Selling, General and Administrative Expenses	(254,952)	(31.2%)	(370,572)	(2.1%)
Goodwill Impairments	—	—	—	—
Loss from Unconsolidated Entities and Other (1)	(60,525)	31.1%	(46,165)	(194.4%)

Operating Earnings (Loss)(2)	$(625,265)	157.9%	$(242,402)	(144.3%)

Operating Earnings (Loss) as a Percentage of Revenues:
Housing Operations (3)	(1.8%)	(6.8)	5.0%	(11.8)
Total Homebuilding Operations	(34.5%)	(25.1)	(9.4%)	(27.6)

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Revenues — Housing	$5,626,727	(26.7%)	$7,679,986	(4.4%)
Revenues — Land Sales and Other	93,661	(56.5%)	215,149	(17.5%)
Cost of Sales — Housing	(4,787,106)	(18.2%)	(5,854,303)	3.1%
Cost of Sales — Land Sales and Other	(1,659,126)	150.4%	(662,605)	237.9%
Selling, General and Administrative Expenses	(850,211)	(24.3%)	(1,123,505)	6.2%
Goodwill Impairments	(61,322)	100.0%	—	—
Earnings (Loss) from Unconsolidated Entities and Other (1)	(112,360)	208.0%	(36,476)	(154.2%)

Operating Earnings (Loss)(2)	$(1,749,737)	(901.7%)	$218,246	(84.7%)

Operating Earnings (Loss) as a Percentage of Revenues:
Housing Operations (3)	(0.2%)	(9.3)	9.1%	(7.0)
Total Homebuilding Operations	(30.6%)	(33.4)	2.8%	(14.4)

(1)	Earnings (Loss) from Unconsolidated Entities and Other include our share of joint ventures’ impairments.

(2)	Operating earnings (loss) represent Home Building’s earnings exclusive of certain homebuilding corporate general and administrative expenses.

(3)	Operating earnings (loss) from housing operations is a non-GAAP financial measure, which we believe is useful to investors as it allows them to separate housing operations from activities related to land holdings, options to acquire land and related land valuation adjustments. Management uses this non-GAAP financial measure to aid in evaluating the performance of its ongoing housing projects. Operating earnings from housing operations is equal to Housing Revenues less Housing Cost of Sales and Selling, General and Administrative Expenses, all of which are set forth in the table above.

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
     Texas: Texas
     Northwest: Colorado, Hawaii, Nevada (except Las Vegas), Northern California, Oregon, Washington
     Southwest: Arizona, Southern California, Nevada (Las Vegas only), New Mexico
     Other homebuilding (1)

(1)	Other homebuilding includes projects that we plan to build-out and liquidate, and ancillary businesses (including framing and holding companies) conducting business in the following states: Florida, North Carolina, New Hampshire and Texas. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

	For the Three Months Ended December 31,
	2007		2006
	Change			Change
Units Closed
East	1,229	(23.4%)	1,604	(11.1%)
Southeast	820	(28.3%)	1,144	(21.4%)
Central	932	(17.4%)	1,128	(18.7%)
Texas	1,355	(20.5%)	1,704	(4.1%)
Northwest	980	(14.0%)	1,140	3.4%
Southwest	1,252	(14.9%)	1,472	(11.2%)
Other homebuilding	89	(47.0%)	168	(47.8%)

	6,657	(20.4%)	8,360	(12.0%)

Average Revenue Per Unit
East	$299,578	(6.9%)	$321,719	(8.3%)
Southeast	$247,626	(14.8%)	$290,778	1.6%
Central	$196,340	(9.1%)	$215,955	(1.5%)
Texas	$165,249	2.8%	$160,794	7.5%
Northwest	$380,664	(12.0%)	$432,751	(12.5%)
Southwest	$326,770	(18.3%)	$400,054	(4.7%)
Other homebuilding	$311,101	(22.7%)	$402,351	35.0%
Total Home Building	$268,588	(10.8%)	$300,968	(3.2%)

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Units Closed
East	3,901	(21.7%)	4,982	(1.2%)
Southeast	2,501	(31.3%)	3,642	(10.3%)
Central	2,879	(22.6%)	3,722	(10.4%)
Texas	4,245	(11.9%)	4,818	(1.5%)
Northwest	2,976	(12.2%)	3,391	3.9%
Southwest	3,284	(20.1%)	4,111	(5.3%)
Other homebuilding	316	(41.2%)	537	(53.0%)

	20,102	(20.2%)	25,203	(6.3%)

Average Revenue Per Unit
East	$307,029	(6.2%)	$327,385	(3.1%)
Southeast	$265,589	(9.9%)	$294,680	4.5%
Central	$203,799	(6.4%)	$217,833	—
Texas	$166,930	5.6%	$158,124	6.9%
Northwest	$390,042	(13.1%)	$448,850	(3.8%)
Southwest	$365,466	(11.7%)	$414,082	3.0%
Other homebuilding	$343,237	3.1%	$332,912	33.9%
Total Home Building	$279,909	(8.1%)	$304,725	2.1%

Revenues

     Housing revenues decreased for the three and nine months ended December 31, 2007 as compared to December 31, 2006 primarily due to decreases in units closed and, to a lesser extent, a decrease in average revenue per unit. For the three and nine months ended December 31, 2007, average revenue per unit (which is net of customer discounts) decreased primarily as a result of increases in discounts and lower prices experienced in many of our markets. Customer discounts increased to 15.2% of housing revenues for the three months ended December 31, 2007, up from 8.3% for the three months ended December 31, 2006. For the nine months ended December 31, 2007, customer discounts increased to 11.6% of housing revenues, up from 6.5% in the prior year. For the three and nine months ended December 31, 2007, our closings declined as a result of decreases in sales orders caused principally by the challenging market conditions described above.

     Revenues from land sales and other decreased 67.5% to $23.1 million for the three months and 56.5% to $93.7 million for the nine months ended December 31, 2007 as compared to the same periods in the prior year. Although the timing and amount of land sales vary from period to period, the decrease in revenues from land sales is primarily the result of the imbalance between supply and demand. Most large homebuilders have walked away from a significant amount of lot option contracts and, given the uncertainty with the homebuilding industry, there are fewer land buyers wanting to purchase land.

     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the tables below:

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Average Operating Neighborhoods (1)	644	(7.9%)	699	10.1%
Closings Per Average Neighborhood	10.3	(14.2%)	12.0	(20.0%)

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Average Operating Neighborhoods (1)	659	(3.9%)	686	11.0%
Closings Per Average Neighborhood	30.5	(16.9%)	36.7	(15.6%)

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.

     Our neighborhood count peaked at 702 neighborhoods as of December 31, 2006, and it has steadily decreased to a neighborhood count of 636 as of December 31, 2007. The drop in neighborhood count is primarily the result of our decision to build-out and not reinvest in certain markets and our decision to sell virtually all of our assets in the Ohio markets.

Operating Margins

     Homebuilding operating margins (consisting of operating earnings or loss as a percentage of revenues) declined to (34.5%) for the three months and (30.6%) for the nine months ended December 31, 2007 as compared to (9.4%) for the three months, and 2.8% for the nine months, ended December 31, 2006. The decrease in homebuilding operating margins as compared to the prior year is primarily attributable to the following factors: (1) decreases in revenues, net of discounts, (2) land-related and goodwill impairments, (3) our share of joint ventures’ impairments, and (4) write-offs of land deposits and pre-acquisition costs. The $60.5 million in losses from unconsolidated entities and other for the three months ended December 31, 2007 includes $24.9 million of our share of joint ventures’ impairments and our share of joint ventures’ losses. The $112.4 million in losses from unconsolidated entities and other for the nine months ended December 31, 2007 is primarily due to $88.5 million of our share of joint ventures’ impairments.

     Homebuilding operating margins were significantly impacted by $502.9 million of land-related impairments in the three months and $1,492.4 million of land-related impairments in the nine months ended December 31, 2007. We periodically reassess our land holdings, including our lot options, taking into consideration changing market conditions and other factors. In connection with our quarterly neighborhood assessments, during the quarter ended December 31, 2007, we reviewed approximately 1,040 housing projects and land investments for potential land-related impairments. Approximately 940 of these housing projects are owned land positions that are either designated as active neighborhoods or are under development and are not considered active. The remaining 100 housing projects represent controlled land positions approved for purchase. Land-related impairments during the three months ended December 31, 2007 represented 147 neighborhoods and land investments. Land-related impairments during the nine months ended December 31, 2007 represented 316 neighborhoods and land investments, certain of which have been impaired more than once.

     In addition to land-related impairments, we recorded $61.3 million in goodwill impairments during the second quarter of fiscal year 2008, which represents 50.5% of our total homebuilding goodwill balance at the beginning of our fiscal year. The goodwill impairments contributed to the decrease in homebuilding operating margins for the nine months ended December 31, 2007.

     Also, during the three months ended December 31, 2007, we determined it was probable we would not exercise certain lot option contracts, which resulted in a write-off of 23 option contracts and related pre-acquisition costs, resulting in a remaining balance of 161 outstanding option contracts and deposits (including contracts in the due diligence process) at December 31, 2007.

     The following tables summarize Home Building’s impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Three Months Ended December 31,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
East	$—	$41,490	$10,647	$—	$55,957	$31,787
Southeast	—	115,793	830	—	9,888	6,606
Central	—	26,219	3,894	—	16,224	15,445
Texas	—	363	904	—	298	370
Northwest	—	169,244	5,204	—	58,864	31,662
Southwest	—	120,764	4,934	—	64,153	52,106
Other homebuilding	—	29,076	(47)	—	(19)	26

	$—	$502,949	$26,366	$—	$205,365	$138,002

	For the Nine Months Ended December 31,
	2007			2006
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
East	$—	$59,599	$26,252	$—	$55,957	$37,516
Southeast	22,452	201,262	14,685	—	16,028	21,183
Central	3,488	68,066	12,432	—	16,224	25,329
Texas	—	363	1,768	—	298	389
Northwest	13,755	375,121	18,357	—	58,864	50,175
Southwest	21,627	615,983	13,929	—	88,037	127,368
Other homebuilding	—	172,034	131	—	(19)	1,828

	$61,322	$1,492,428	$87,554	$—	$235,389	$263,788

     We assess the recoverability of our land holdings on a quarterly basis. Continued deterioration in demand and market conditions could result in significant additional impairments and a decision to not exercise additional lot option contracts, which would result in additional write-offs. In addition, we could incur additional losses and impairments related to our joint ventures. Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for additional details on our land holdings.

     Home Building selling, general and administrative expenses decreased $115.6 million and $273.3 million for the three and nine months ended December 31, 2007, respectively, when compared to the same periods in the prior year. The decrease in selling, general and administrative expenses for the three and nine months ended December 31, 2007 is primarily due to decreases in compensation and benefit costs as a result of reductions in personnel and decreases in our estimated performance-related incentive compensation. The following tables summarize Home Building’s selling, general and administrative expenses (dollars in thousands):

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Compensation and Benefits	$83,589	(44.4%)	$150,424	(17.8%)
Sales Commissions	88,340	(19.7%)	110,046	2.0%
Advertising and Marketing	31,995	(38.7%)	52,152	27.7%
Other	51,028	(11.9%)	57,950	23.7%

Selling, General and Administrative Expenses	$254,952	(31.2%)	$370,572	(2.1%)

SG&A as a Percentage of Revenues	14.1%	(0.2)	14.3%	1.7

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Compensation and Benefits	$305,205	(37.9%)	$491,358	(3.9%)
Sales Commissions	270,198	(15.0%)	317,765	8.0%
Advertising and Marketing	116,423	(21.6%)	148,498	28.7%
Other	158,385	(4.5%)	165,884	21.7%

Selling, General and Administrative Expenses	$850,211	(24.3%)	$1,123,505	6.2%

SG&A as a Percentage of Revenues	14.9%	0.7	14.2%	1.4

Sales Orders, Backlog Units and Land Holdings

     The following tables summarize sales orders and backlog units:

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Sales Orders (in Units)
East	934	(22.7%)	1,209	(9.8%)
Southeast	707	20.4%	587	(56.5%)
Central	687	(15.6%)	814	(28.1%)
Texas	1,208	(22.6%)	1,560	(9.8%)
Northwest	872	(14.5%)	1,020	8.1%
Southwest	1,070	17.5%	911	(40.3%)
Other homebuilding	59	55.3%	38	(64.5%)

	5,537	(9.8%)	6,139	(24.5%)

Sales Per Average Neighborhood	8.6	(2.3%)	8.8	(31.3%)

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Sales Orders (in Units)
East	3,333	(16.2%)	3,975	(21.4%)
Southeast	2,179	(9.9%)	2,419	(43.3%)
Central	2,567	(18.5%)	3,149	(22.8%)
Texas	3,910	(23.4%)	5,104	3.7%
Northwest	2,577	(18.5%)	3,162	0.2%
Southwest	3,252	(1.2%)	3,292	(42.1%)
Other homebuilding	146	25.9%	116	(87.6%)

	17,964	(15.3%)	21,217	(24.5%)

Sales Per Average Neighborhood	27.3	(11.7%)	30.9	(32.1%)

	As of
	December 31, 2007		March 31, 2007
		Change		Change
Backlog Units
East	1,280	(30.7%)	1,848	(39.9%)
Southeast	1,197	(21.2%)	1,519	(56.2%)
Central	1,432	(17.9%)	1,744	(22.9%)
Texas	1,685	(16.6%)	2,020	(7.7%)
Northwest	1,406	(22.1%)	1,805	(18.5%)
Southwest	1,471	(2.1%)	1,503	(52.6%)
Other homebuilding	42	(80.2%)	212	(79.0%)

	8,513	(20.1%)	10,651	(38.7%)

     For the three and nine months ended December 31, 2007, sales orders declined in most of the regions in which we do business when compared to the same periods of the prior year. We expect that the decreases in sales orders in the three and nine months ended December 31, 2007 will continue to impact our closings in the near term.

     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders are a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, as well as the inability of prospective buyers to sell their existing homes. The decline in homebuyer demand has also been caused by the tightened homebuyer credit requirements. These factors are evidenced by lower customer traffic and cancellation rates that are much higher than our long-term average cancellation rates ranging from 18% to 26%. For the three and nine months ended December 31, 2007, cancellation rates were 33.0% and 33.2%, respectively. Cancellation rates for the three and nine months ended December 31, 2006 were 38.5% and 36.0%, respectively.

     In light of the continuing adverse market conditions, our strategy is to focus on selling homes and reducing inventories, reducing costs, generating cash and simplifying our business. As a percentage of revenues during the three and nine months ended December 31, 2007, we increased advertising costs, sales commissions and sales incentives, when compared to the same periods of the prior year, to help stimulate sales orders and sell our existing inventory. We curtailed housing starts so that we could reduce our speculative inventory. We have also taken steps to reduce our land position. The following table summarizes our land position:

	As of
	December 31, 2007			March 31, 2007
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots
East	16,073	11,116	27,189	18,604	25,829	44,433
Southeast	23,547	3,301	26,848	25,485	7,113	32,598
Central	6,746	3,375	10,121	8,851	5,303	14,154
Texas	15,263	5,400	20,663	16,113	10,405	26,518
Northwest	8,339	4,441	12,780	10,388	6,224	16,612
Southwest	13,988	3,428	17,416	14,694	6,755	21,449
Other homebuilding	3,645	—	3,645	4,176	80	4,256

	87,601	31,061	118,662	98,311	61,709	160,020

Change	(10.9%)	(49.7%)	(25.8%)	(9.7%)	(67.0%)	(45.9%)

     Capitalized costs related to lots owned are included in land under development and land held for development and sale. Lot counts related to completed homes or homes under construction are excluded from the totals above. The dollar amounts related to these lot counts are classified as direct construction, a component of housing projects, in our Consolidated Balance Sheets. The direct construction lot counts as of December 31, 2007 and March 31, 2007 were 18,359 and 13,301, respectively, including 1,599 and 1,608, respectively, of lots for model homes completed or under construction.

     We decreased our total land position when compared to March 31, 2007 with the most pronounced declines occurring in lots controlled. The decrease in our land position for the nine months ended December 31, 2007 is a result of our decision to decrease land purchases and new lot option arrangements. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to take the necessary steps to reduce our land position. These steps may include one or more sales of land. Any such sales would require the negotiation of mutually acceptable arrangements with third-party buyers and could take an extended period of time to complete. There can be no assurance that such sales could be completed on terms or within a timeframe acceptable to us. As compared to December 31, 2006, our total land position has decreased by 67,415 lots or 36.2%. Included in our total land position are 4,069 and 4,914 lots controlled through joint venture arrangements as of December 31 and March 31, 2007, respectively. We have completed due diligence on 16,152 lots of the 31,061 lots we control. Generally, lots where we have completed due diligence have more substantial deposits and pre-acquisition costs incurred, and the deposits are non-refundable.

Regional Discussion

     Changes in revenues and operating earnings for our homebuilding reporting segments are outlined in the tables below (dollars in thousands):

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Revenues
East	$376,321	(27.4%)	$518,342	(18.2%)
Southeast	206,755	(39.3%)	340,574	(20.4%)
Central	184,376	(25.1%)	246,275	(19.4%)
Texas	225,290	(18.6%)	276,819	2.4%
Northwest	373,234	(26.5%)	507,520	(8.3%)
Southwest	411,110	(31.8%)	603,057	(13.3%)
Other homebuilding	33,998	(64.1%)	94,664	(18.4%)

	$1,811,084	(30.0%)	$2,587,251	(13.9%)

Operating Earnings (Loss)
East	$(47,892)	53.3%	$(31,231)	(124.4%)
Southeast	(127,261)	NM	9,615	(85.4%)
Central	(39,877)	42.7%	(27,940)	(258.1%)
Texas	9,343	(58.7%)	22,595	(11.0%)
Northwest	(199,612)	143.8%	(81,885)	(152.5%)
Southwest	(186,447)	45.6%	(128,047)	(200.3%)
Other homebuilding	(33,519)	508.4%	(5,509)	(120.4%)

	$(625,265)	157.9%	$(242,402)	(144.3%)

NM = Not meaningful

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Revenues
East	$1,225,327	(25.1%)	$1,635,305	(5.7%)
Southeast	680,734	(39.3%)	1,120,665	(9.9%)
Central	591,384	(27.9%)	819,717	(10.1%)
Texas	716,329	(9.2%)	788,872	6.4%
Northwest	1,164,610	(24.8%)	1,549,103	0.9%
Southwest	1,208,604	(30.7%)	1,744,098	(0.4%)
Other homebuilding	133,400	(43.8%)	237,375	(36.4%)

	$5,720,388	(27.5%)	$7,895,135	(4.8%)

Operating Earnings (Loss)
East	$(12,830)	(110.1%)	$127,304	(60.7%)
Southeast	(293,366)	(414.3%)	93,337	(56.3%)
Central	(98,345)	442.8%	(18,119)	(129.4%)
Texas	43,187	(35.0%)	66,490	11.1%
Northwest	(427,460)	(717.3%)	69,246	(82.2%)
Southwest	(782,190)	474.8%	(136,083)	(143.9%)
Other homebuilding	(178,733)	NM	16,071	(77.0%)

	$(1,749,737)	(901.7%)	$218,246	(84.7%)

East

     Revenues decreased 27.4% for the three months ended December 31, 2007 primarily due to a 23.4% decrease in units closed when compared to the three months ended December 31, 2006. All markets in the East region experienced decreases in units closed except for the Raleigh and Charleston markets. Average revenue per unit decreased 6.9% as a result of an increase in discounts as a percentage of housing revenues from 6.8% to 13.3% for the three months ended December 31, 2007. Sales orders decreased 22.7% when compared to the same period in the prior year, which represents the largest decrease in sales orders of any of our regions. Significant decreases in sales orders occurring in the Charlotte and Washington, D.C. markets were partially offset by significant increases in sales orders experienced in the Myrtle Beach and Charleston markets. The largest increases in discounts were experienced in the New Jersey and Myrtle Beach markets.

     Operating losses increased $16.7 million to $47.9 million for the three months ended December 31, 2007 as compared to the same period in the prior year. Substantially all of the East region’s operating losses were experienced in the Washington, D.C. and New Jersey markets as a result of land-related impairments, write-offs of deposits and pre-acquisition costs and our share of joint venture impairments. Most other markets within the East region generated operating earnings.

     Revenues decreased 25.1% for the nine months ended December 31, 2007 primarily due to significant decreases in revenues in the Hilton Head, Washington, D.C., New Jersey and Myrtle Beach markets. These same four markets were also primarily the reason for the 21.7% decrease in units closed when compared to the nine months ended December 31, 2006. Average revenue per unit decreased 6.2% when compared to the same period in the prior year, with the largest decrease occurring in the Washington, D.C. market. Discounts increased from 5.5% for the nine months ended December 31, 2006 to 9.7% as all markets in the East region experienced an increase in discounts. Sales orders decreased 16.2% when compared to the same period in the prior year primarily due to decreases in customer traffic and neighborhood counts.

     Operating earnings decreased $140.1 million to a loss of $12.8 million for the nine months ended December 31, 2007 as compared to the same period in the prior year with the most of the decrease occurring in the Washington, D.C., Myrtle Beach and New Jersey markets. The decrease in operating earnings is primarily the result of a decrease in average revenue per unit, which was not offset by commensurate reductions in construction costs, and increases in discounts and sales incentives.

Southeast

     Revenues decreased 39.3% when compared to the three months ended December 31, 2006. All markets in the Southeast region experienced decreases in revenues, with the largest decreases occurring in the West Florida and Southwest Florida markets. The decrease in revenues was primarily due to a decrease in units closed, with all markets in the region experiencing a decrease in units closed except for the North Florida and Orlando markets. Average revenue per unit also contributed to the decrease in revenues as discounts as a percentage of housing revenues increased from 11.3% to 17.5% for the three months ended December 31, 2007. Sales orders increased 20.4% with significant increases experienced in the Southwest Florida and Orlando markets, and cancellation rates improved significantly from 46.8% to 25.3% for the three months ended December 31, 2007.

     The Southeast region incurred an operating loss of $127.3 million for the three months ended December 31, 2007 as compared to earnings of $9.6 million in the same period of the prior year. The Nashville market was the only market in the Southeast region that reported operating earnings for the three months ended December 31, 2007. The most significant decrease in operating earnings occurred in the Southwest Florida, West Florida, and Orlando markets, which incurred total charges of $96.6 million for land-related impairments.

     For the nine months ended December 31, 2007, a 31.3% decrease in units closed was the primary contributor to the 39.3% decrease in revenues when compared to the nine months ended December 31, 2006. All markets in the Southeast region experienced substantial decreases in revenues and units closed, with the exception of the Orlando market. Average revenue per unit decreased 9.9% when compared to the same period in the prior year primarily due to an increase in discounts from 8.2% for the nine months ended December 31, 2006 to 15.9%. Although cancellation rates improved from 41.5% to 29.3% for the current year-to-date period, sales orders decreased 9.9%. Significant sales order increases were experienced in the Southwest Florida and North Florida markets, where cancellation rates improved significantly.

     The Southeast region incurred an operating loss of $293.4 million for the nine months ended December 31, 2007 as compared to earnings of $93.3 million in the same period of the prior year. The Nashville market was the only market in the Southeast region that reported operating earnings for the nine months ended December 31, 2007. A substantial portion of the operating loss for the third quarter of fiscal year 2008 can be attributed to the Southwest Florida and Southeast Florida markets, which also recorded the majority of the land-related impairments, goodwill impairments and write-offs of deposits and pre-acquisition costs in the region.

Central

     Revenues for the three months ended December 31, 2007 decreased 25.1% as all markets within the Central region experienced a decrease in revenues when compared to the same period of the prior year. Contributing to the decrease in revenues were a 17.4% decrease in units closed and a 9.1% decrease in average revenue per unit when compared to three months ended December 31, 2006. Discounts as a percentage of housing revenues contributed to the decrease in average revenue per unit, as discounts increased from 8.5% to 14.1% for the third quarter of fiscal year 2008. All markets within the central region experienced increases in discounts. Sales orders decreased 15.6% versus the third quarter of fiscal year 2007, which is reflective of a 36.7% decrease in customer traffic. The Minnesota market was the only market within the Central region to experience an increase in units closed and sales orders.

     The Central region realized an operating loss of $39.9 million for the three months ended December 31, 2007 as compared to a loss of $27.9 million in the same period of the prior year. All markets within the Central region realized an operating loss. The operating loss was primarily the result of land-related impairments recognized in the Detroit and Illinois markets.

     Revenues for the nine months ended December 31, 2007 decreased 27.9% primarily due to a 22.6% decrease in units closed as compared to the nine months ended December 31, 2006. All markets in the Central region experienced significant decreases in revenues and units closed. Discounts as a percentage of housing revenues increased from 7.4% to 11.6% for the nine months ended December 31, 2007, which contributed to the 6.4% decrease in average revenue per unit. Sales orders decreased 18.5% as the region experienced a 28.2% decrease in customer traffic. Cancellation rates improved slightly from 34.7% to 32.8% when compared to the same period of the prior year.

     A majority of the Central region’s operating loss of $98.3 million for the nine months ended December 31, 2007 can be attributed to the Detroit market, which also experienced a majority of the land-related impairments and write-offs of deposits and pre-acquisition costs. All markets within the Central region reported a decrease in operating earnings for the nine months ended December 31, 2007, and the Minnesota market was the only market to report operating earnings.

Texas

     Revenues for the Texas region for the three months ended December 31, 2007 decreased 18.6% compared to the prior year, representing the most moderate decrease in revenues for any of our regions. A 20.5% decrease in closings was the primary factor contributing to the decrease in revenues. All markets within the Texas region experienced a decrease in units closed; however, the decrease in units closed was partially offset by an increase in average revenue per unit. The Texas region was the only one of our regions to realize an increase in average revenue per unit. Discounts as a percentage of housing revenues increased slightly in all markets to 6.4% for the three months ended December 31, 2007, which represents the lowest discount percentage for any of our regions for the third quarter of fiscal year 2008. Sales orders decreased 22.6%, with the largest decreases occurring in the Dallas/Ft. Worth and San Antonio markets.

     Operating earnings for the three months ended December 31, 2007 decreased $13.3 million to $9.3 million when compared to the same period in the prior year. The majority of the operating earnings were generated in the San Antonio and Central Texas markets. The decrease in operating earnings for the three months ended December 31, 2007 is primarily due to the decrease in units closed.

     Revenues for the Texas region for the nine months ended December 31, 2007 decreased 9.2% compared to the same period in the prior year. The decrease in revenues was primarily due to an 11.9% decrease in units closed, which was partially offset by a 5.6% increase in average revenue per unit. The largest decrease in revenues occurred in the Houston market while the only increase occurred in the San Antonio market. Average revenue per unit increased in all markets in the Texas region, despite an increase in discounts from 3.4% to 4.8% for the nine months ended December 31, 2007. Sales orders decreased 23.4%, which represents the largest decrease in sales orders for all of our regions. The largest decrease in sales orders occurred in the Dallas/Ft. Worth market where customer traffic has declined and cancellation rates have increased.

     Operating earnings for the nine months ended December 31, 2007 were $43.2 million, a $23.3 million decrease when compared to the same period in the prior year. The Texas region was the only one of our regions to realize operating earnings. The decrease in operating earnings is primarily the result of discounts and sales incentives. To date, the Texas region has been less affected by the challenging market conditions experienced in other regions, which we believe results from the moderate growth rates and price appreciation realized in this region in prior periods. In addition, the Texas region has been the least impacted by land-related impairments and write-offs of deposits and pre-acquisition costs.

Northwest

     Revenues for the three months ended December 31, 2007 decreased 26.5% as compared to the three months ended December 31, 2006. Decreases in both average revenue per unit and units closed contributed to the decrease in revenues. The Reno, Seattle and Bay Area markets all had increases in units closed when compared to the same period in the prior year, but Reno was the only one of the three to achieve increases in both average revenue per unit and units closed. Discounts also contributed to the decrease in revenues as discounts as a percentage of housing revenues increased from 10.6% to 18.3% for the three months ended December 31, 2007. The highest discounting occurred in the Sacramento and Bay Area markets. Sales orders for the three months ended December 31, 2007 decreased 14.5% despite significant increases realized in the Reno and Portland markets.

     Operating losses in the Northwest region increased $117.7 million to $199.6 million when compared to the same period of the prior year primarily due to $110.4 million in additional land-related impairments. The majority of the land-related impairments for the third quarter of fiscal year 2008 were recorded in the Bay Area and Sacramento markets.

     Revenues for the nine months ended December 31, 2007 decreased 24.8% as compared to the nine months ended December 31, 2006, which was due to a combination of a 13.1% decrease in average revenue per unit and a 12.2% decrease in units closed. All markets in the Northwest region experienced substantial decreases in revenues with the exception of Portland. Discounts as a percentage of housing revenues increased from 8.5% to 13.8% for the nine months ended December 31, 2007, with the largest increase occurring in the Sacramento market. The Denver market was the only market within the region that decreased its discounts. Sales orders for the nine months ended December 31, 2007 decreased 18.5% primarily due to a 20.0% decrease in customer traffic. The Reno market was the only market within the Northwest region to experience an increase in sales orders.

     The Northwest region experienced an operating loss of $427.5 million for the nine months ended December 31, 2007 as compared to earnings of $69.2 million in the same period of the prior year. A substantial portion of the operating loss was realized in the Reno and Sacramento markets, which also recognized the majority of the land-related impairments and write-offs of deposits and pre-acquisition costs. In addition, we recorded our share of a joint venture’s impairment in the Sacramento market. The Portland market was the only market within the region to generate operating earnings.

Southwest

     The decrease in the Southwest region’s revenues for the three months ended December 31, 2007 was primarily due to a combination of an 18.3% decrease in average revenue per unit and a 14.9% decrease in units closed when compared to the same period in the prior year. All markets within the Southwest region experienced a decrease in average revenue per unit as discounts increased from 8.6% to 17.5% for the three months ended December 31, 2007. Significant increases in discounts occurred in the Los Angeles, New Mexico and Phoenix markets. Sales orders increased 17.5% primarily due to increases in the Los Angeles and Phoenix markets. Cancellation rates dropped from 50.4% for the three months ended December 31, 2006 to 35.3%, which also contributed to the increase in sales orders.

     The Southwest region experienced an operating loss of $186.4 million for the three months ended December 31, 2007, which was the second largest experienced by all of our regions. The New Mexico market was the only market within the Southwest region to report operating earnings. The operating loss is reflective of $120.8 million in land-related impairments in the three months ended December 31, 2007. The majority of the land-related impairments were recognized in the Inland Empire and Phoenix markets. In addition, we recorded $26.7 million as our share of joint venture losses located in the Southern California market.

     The decrease in the Southwest region’s revenues for the nine months ended December 31, 2007 was primarily due to a 20.1% decrease in units closed and an 11.7% decrease in average revenue per unit when compared to the same period in the prior year. The Los Angeles market was the only market within the region to realize an increase in units closed while all other markets within the region experienced a substantial decrease in units closed. Additionally, discounts as a percentage of housing revenues increased from 6.2% to 13.0% for the nine months ended December 31, 2007, with the most significant discounts offered in the Phoenix market. Sales orders decreased 1.2% when compared to the nine months ended December 31, 2006, which represents a small decrease when compared to the decreases experienced in most of our other regions.

     The Southwest region experienced an operating loss of $782.2 million for the nine months ended December 31, 2007 as compared to a loss of $136.1 million in the same period of the prior year. The Southwest region incurred the most substantial operating losses of all of our regions for the period. With the exception of the New Mexico market, all markets within the Southwest region reported significant operating losses and land-related impairments. The operating loss includes $651.5 million in land-related impairments, goodwill impairments and write-offs of deposits and pre-acquisition costs in the nine months ended December 31, 2007. The operating loss is also reflective of a decrease in average revenue per unit, which was not offset by commensurate reductions in construction costs and increases in discounts and sales incentives.

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

     The Other homebuilding region experienced an operating loss of $33.5 million and $178.7 million for the three and nine months ended December 31, 2007, respectively, as compared to a loss of $5.5 million and earnings of $16.1 million in the same periods of the prior year. These decreases in operating earnings are primarily the result of $29.1 million and $172.0 million in land-related impairments in the three and nine months ended December 31, 2007, respectively. These land-related impairments were all recognized on projects located in Florida, Texas and North Carolina.

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

     Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks. Following unprecedented disruptions to the mortgage markets during the second quarter of fiscal year 2008, CTX Mortgage Company LLC discontinued sales of mortgage loans to Harwood Street Funding I, LLC, which we refer to as HSF-I, and currently is instead relying on a committed bank warehouse credit facility and a mortgage loan sale agreement to provide funding for its loan originations. HSF-I was a variable interest entity of which we were the primary beneficiary and was consolidated in our financial statements. In November 2007, we terminated HSF-I and all of its outstanding obligations were redeemed.

     The following summarizes Financial Services’ results (dollars in thousands):

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Revenues	$62,203	(42.2%)	$107,577	(4.7%)
Cost of Sales	(11,207)	(53.0%)	(23,836)	37.9%
Selling, General and Administrative Expenses	(111,480)	65.8%	(67,245)	(9.8%)

Operating Earnings (Loss)	$(60,484)	(466.7%)	$16,496	(21.4%)

Operating Margin	(97.2%)	(112.5)	15.3%	(3.3)
Financial Services Margin (1)	(118.6%)	(138.3)	19.7%	(2.3)

Net Interest Income	$3,375	(58.7%)	$8,181	(8.8%)

Average Interest Earning Assets	$863,283	(48.4%)	$1,672,593	9.1%
Average Yield	6.76%	(0.90)	7.66%	0.81
Average Interest Bearing Liabilities	$691,079	(57.4%)	$1,622,946	6.3%
Average Rate Paid	6.79%	0.82	5.97%	1.45

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Revenues	$240,869	(31.4%)	$350,896	2.1%
Cost of Sales	(48,274)	(27.3%)	(66,436)	38.7%
Selling, General and Administrative Expenses	(292,192)	33.6%	(218,713)	(5.8%)

Operating Earnings (Loss)	$(99,597)	(251.5%)	$65,747	3.5%

Operating Margin	(41.3%)	(60.0)	18.7%	0.2
Financial Services Margin (1)	(51.7%)	(74.8)	23.1%	1.6

Net Interest Income	$13,547	(45.3%)	$24,752	(15.5%)

Average Interest Earning Assets	$1,147,494	(27.8%)	$1,589,211	(0.6%)
Average Yield	7.18%	(0.47)	7.65%	1.22
Average Interest Bearing Liabilities	$1,055,755	(31.8%)	$1,546,974	(4.0%)
Average Rate Paid	6.23%	0.47	5.76%	1.79

(1)	Financial Services margin is a non-GAAP financial measure, which we believe is useful as it allows investors to assess the operating performance of our Financial Services’ operations by netting the cost of funding mortgage originations (interest expense) against the related interest income. Financial Services margin is equal to Operating Earnings as a percentage of Financial Services Revenues less interest expense, all of which are set forth in the table above.

     Financial Services’ revenues for the three and nine months ended December 31, 2007 decreased as compared to the same periods in the prior year due to decreases in gain on sale of mortgage loans, broker fees and interest income. Contributing to the decrease in interest income and average yield was an increase in contractually delinquent loans that are not accruing interest. Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more. For the three and nine months ended December 31, 2007, cost of sales, which is solely comprised of interest expense, declined as compared to the same periods in the prior year as a result of decreases in average interest bearing liabilities. These decreases in average interest bearing liabilities were partially offset by the effect of higher short-term borrowing costs.

     During the three and nine months ended December 31, 2007, Financial Services recorded significant loss provisions as a component of selling, general and administrative expenses. The most significant provision during the three and nine months ended December 31, 2007 was recorded in connection with Financial Services’ construction loans. A construction loan is a loan supporting the construction of a home on the homebuyer’s lot. Construction on the home must be completed before a construction loan can be modified into a permanent loan (i.e., a mortgage loan held for sale) and sold to a third party. Due to their lengthy holding period, construction loans are susceptible to market value and credit risks. As a result of recent changes in the mortgage markets, declining property values and increasing delinquencies, Financial Services recorded significant loss provisions during the three and nine months ended December 31, 2007. Financial Services decided in the second quarter of fiscal year 2008 to discontinue the origination of new construction loans. For additional information on Financial Services’ provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve.” The following table summarizes Financial Services’ provisions (dollars in thousands):

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2007	December 31, 2007
Provision for Construction Loans	$45,401	$82,775
Provision for Loans in Foreclosure	16,028	36,740
Provision for Real-estate Owned	48	2,609
Anticipated Losses for Loans Originated	3,176	5,884

Total Provisions	$64,653	$128,008

     For the three and nine months ended December 31, 2006, the total provision was $3.0 million and $7.4 million, respectively.

     The increases in selling, general and administrative expenses discussed above were partially offset by decreases in branch operating expenses, branch and corporate compensation, and sales incentives. Operating margin and Financial Services margin for the three and nine months ended December 31, 2007 decreased primarily due to increases in selling, general and administrative expenses.

     The following tables provide a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services (dollars in thousands, except average loan size and volume):

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Loan Sales to Investors
Volume (in millions)	$1,954.5	(15.4%)	$2,310.1	(25.5%)
Number of Loans Sold	9,733	(11.0%)	10,941	(31.5%)
Gain on Sale of Mortgage Loans	$21,797	(40.0%)	$36,352	(10.5%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$416.4	(46.1%)	$772.7	(9.2%)
Number of Brokered Loans	1,277	(49.4%)	2,523	(14.6%)
Broker Fees	$7,772	(49.6%)	$15,435	(2.9%)

Average Loan Size
Loans Sold to Investors	$200,827	(4.9%)	$211,142	8.8%
Loans Brokered to Third Party Lenders	$326,235	6.5%	$306,261	6.4%

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Loan Sales to Investors
Volume (in millions)	$7,031.3	(7.0%)	$7,562.2	(17.8%)
Number of Loans Sold	33,605	(9.7%)	37,213	(23.4%)
Gain on Sale of Mortgage Loans	$91,163	(25.8%)	$122,824	(2.5%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$1,463.1	(43.6%)	$2,596.2	(0.7%)
Number of Brokered Loans	4,291	(50.4%)	8,657	(10.5%)
Broker Fees	$26,493	(48.4%)	$51,310	(0.5%)

Average Loan Size
Loans Sold to Investors	$209,236	3.0%	$203,217	7.2%
Loans Brokered to Third Party Lenders	$340,976	13.7%	$299,901	11.0%

     Gain on sale of mortgage loans decreased for the three and nine months ended December 31, 2007 due to unfavorable pricing on mortgage loan sales when compared to the same periods of the prior year, resulting from the disruption in the mortgage markets. The unfavorable pricing on mortgage loans was partially offset by a shift in the product mix of loans originated to more conforming loans, which generate higher service release premiums than nonconforming loans. Broker fee income decreased for the three and nine months ended December 31, 2007 as a result of a decrease in the volume of loans brokered to third party lenders. The decrease in broker volume is also primarily due to the significant disruption in the mortgage markets, including the significant reduction of homebuyers’ access to nonconforming mortgage products.

     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications that resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Open Applications — Beginning	16,099	(24.9%)	21,436	(20.9%)
New Applications	26,412	27.8%	20,661	(13.2%)
Cancelled Applications	(17,905)	85.3%	(9,665)	(6.7%)
Originated Loans	(10,036)	(26.2%)	(13,605)	(17.2%)

Open Applications — Ending	14,570	(22.6%)	18,827	(22.0%)

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Open Applications — Beginning	17,648	(24.0%)	23,219	(6.8%)
New Applications	86,607	25.9%	68,779	(17.6%)
Cancelled Applications	(55,610)	82.8%	(30,416)	(1.0%)
Originated Loans	(34,075)	(20.3%)	(42,755)	(20.1%)

Open Applications — Ending	14,570	(22.6%)	18,827	(22.0%)

     The tables below provide a comparative analysis of mortgage loan originations:

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Origination Volume (in millions)	$2,183.3	(33.7%)	$3,291.0	(11.9%)
Number of Originated Loans
Builder	4,991	(21.9%)	6,393	(3.4%)
Retail	5,045	(30.0%)	7,212	(26.5%)

	10,036	(26.2%)	13,605	(17.2%)

Average Loan Size — Originated Loans	$217,500	(10.1%)	$241,900	6.3%

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Origination Volume (in millions)	$7,640.5	(24.6%)	$10,136.9	(14.4%)
Number of Originated Loans
Builder	14,977	(20.7%)	18,887	2.2%
Retail	19,098	(20.0%)	23,868	(31.9%)

	34,075	(20.3%)	42,755	(20.1%)

Average Loan Size — Originated Loans	$224,200	(5.4%)	$237,100	7.2%

     Total originations for the three and nine months ended December 31, 2007 decreased primarily as a result of a decline in homebuyer demand and a reduction in the number of mortgage product offerings. Refinancing activity accounted for 23% and 20% of our originations for the three months ended December 31, 2007 and 2006, respectively. Refinancing activity accounted for 19% of our originations for the nine months ended December 31, 2007 and 2006. For the three months ended December 31, 2007 and 2006, Financial Services originated 79% and 80% of the non-cash unit closings of Home Building’s customers, respectively. For the nine months ended December 31, 2007 and 2006, Financial Services originated 79% of the non-cash unit closings of Home Building’s customers.

     Beginning in early 2007, the mortgage markets were affected by declines in values and increased default levels of “sub-prime” mortgage loans. There is not an industry-wide definition of a sub-prime mortgage loan. In order to assess our financial exposure as a result of these developments, we evaluated mortgages originated by Financial Services during fiscal year 2008. For the purpose of this analysis, we defined a sub-prime mortgage loan as a non-agency eligible loan with all of the following characteristics: unverified income (documentation); borrower credit scores (FICO scores) less than 660; and loan-to-value ratios greater than 90%. We concluded that these sub-prime mortgage loans do not have the potential for a material impact on our operations as of December 31, 2007.

     The deterioration of the mortgage markets accelerated during the second quarter of fiscal year 2008, which has resulted in the virtual elimination of the nonconforming mortgage market. As a result, Financial Services has essentially ceased originating nonconforming loans. Further disruption in the mortgage markets could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services’ future operating results.

OTHER

     Our Other segment includes our home services operations, as well as corporate general and administrative expense and interest expense.

     The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Operating Earnings (Loss) from Home Services Operations	$1,458	(218.9%)	$(1,226)	(21.3%)
Interest Income and Other Revenue	1,320	100.0%	—	—
Corporate General and Administrative Expense	(37,850)	(47.7%)	(72,369)	(0.3%)
Other	125	(286.6%)	(67)	100.0%

Operating Loss	$(34,947)	(52.6%)	$(73,662)	(0.6%)

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Operating Earnings (Loss) from Home Services Operations	$4,166	(196.3%)	$(4,324)	(31.8%)
Interest Income and Other Revenue	24,145	100.0%	—	—
Corporate General and Administrative Expense	(117,371)	(31.8%)	(172,137)	(15.3%)
Other	348	(86.3%)	2,532	(642.2%)

Operating Loss	$(88,712)	(49.0%)	$(173,929)	(17.2%)

     Our home services revenues increased 4.2% and 7.5% for the three and nine months ended December 31, 2007, respectively, as compared to the same periods in the prior year. The increases in revenues for both periods are the result of an expanded customer base. We had 418 thousand pest defense customers as of December 31, 2007 as compared to 397 thousand as of December 31, 2006. The positive operating earnings realized by our home services operations for the three and nine months ended December 31, 2007 are primarily due to the increase in revenues and leverage in selling, general and administrative expenses.

     Included in interest income and other revenue for the nine months ended December 31, 2007 is a $12.9 million gain on the sale of an airplane. Corporate general and administrative expenses represent corporate employee compensation and benefits, professional services and other corporate costs such as investor communications, insurance, rent, utilities and travel costs. The following tables summarize corporate general and administrative expenses (dollars in thousands):

	For the Three Months Ended December 31,
	2007		2006
		Change		Change
Compensation and Benefits	$23,210	(42.2%)	$40,137	(27.8%)
Professional Services	6,366	(7.6%)	6,893	(1.9%)
Rent and Utilities	1,498	(37.5%)	2,398	49.8%
Travel	1,247	(27.8%)	1,727	(33.3%)
Other	5,529	(73.9%)	21,214	269.4%

General and Administrative Expenses	$37,850	(47.7%)	$72,369	(0.3%)

	For the Nine Months Ended December 31,
	2007		2006
		Change		Change
Compensation and Benefits	$85,424	(35.9%)	$133,232	(16.8%)
Professional Services	14,283	(0.6%)	14,368	(3.6%)
Rent and Utilities	4,842	(8.9%)	5,316	20.0%
Travel	3,858	(33.7%)	5,822	(17.1%)
Other	8,964	(33.1%)	13,399	(20.1%)

General and Administrative Expenses	$117,371	(31.8%)	$172,137	(15.3%)

     The decrease in corporate general and administrative expenses in the three and nine months ended December 31, 2007 versus the same periods in the prior year is primarily related to decreases in compensation and benefits. The decrease in compensation and benefits is a result of reductions in personnel at our corporate offices and decreases in our estimated performance-related incentive compensation.

INCOME TAXES

     We recognized an income tax provision of $254.5 million and an income tax benefit of $57.2 million for the three months ended December 31, 2007 and 2006, respectively. We recognized an income tax benefit of $187.7 million for the nine months ended December 31, 2007 versus income tax expense of $99.6 million for the same period of the prior year. The significant changes in our effective tax rate reflect the recognition of a deferred income tax asset valuation allowance, the recognition of a liability for unrecognized tax benefits and related accrued interest, nondeductible compensation, a reduction of the domestic manufacturing deduction and a decrease in pre-tax earnings.

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

     For additional information on our discontinued operations, see Note (L), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

Home Equity

     Discontinued operations for Home Equity are as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$170,124
Operating Loss	$—	$(260)	$—	$(44,300)
Pre-tax Gain on Sale	$—	$11,400	$—	$113,824

Construction Services

     Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues	$—	$558,234	$—	$1,534,960
Operating Loss	$—	$11,278	$—	$26,339
Pre-tax Gain on Sale	$—	$—	$5,463	$—

     After the sale of Construction Services, we remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. At December 31, 2007, these surety bonds have a total face amount of $3.54 billion, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. We estimate that $726.8 million of work remains to be performed on these projects at December 31, 2007. In connection with certain of these surety bond obligations, we provided certain sureties with a $100 million letter of credit. In connection with the sale of Construction Services, the purchaser has agreed to indemnify us against losses relating to such surety bond obligations, including amounts that may be drawn under such letter of credit. In addition, we have purchased for our benefit an additional back-up indemnity provided by a financial institution with an A+ (S&P) and A1 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $1.10 billion as of December 31, 2007, which declines to $400 million over time and terminates in 2016.

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by the operating, investing and financing activities is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Nine Months Ended December 31,
	2007	2006
Net Cash Provided by (Used in)
Centex*
Operating Activities	$(218,719)	$(245,660)
Investing Activities	(331,063)	(3,442)
Financing Activities	(266,612)	263,497

	(816,394)	14,395

Financial Services
Operating Activities	796,497	297,975
Investing Activities	57,851	56,441
Financing Activities	(858,836)	(356,971)

	(4,488)	(2,555)

Centex Corporation and Subsidiaries
Operating Activities	513,164	(518,998)
Investing Activities	(20,598)	28,532
Financing Activities	(1,313,448)	502,306

Net (Decrease) Increase in Cash	$(820,882)	$11,840

*	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment; the Financial Services subsidiaries and related companies have structured their financing programs substantially on a stand alone basis; and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

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

Centex

     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, short-term borrowings and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations. During the nine months ended December 31, 2007, Centex’s cash from operating activities was primarily used for income tax payments, employee compensation and other reductions in accounts payable and accrued liabilities, which was partially offset by a decrease in inventory. Centex’s cash used in investing activities during the nine months ended December 31, 2007 primarily relates to capital contributions of $203.0 million made to Financial Services in order to meet the equity requirements under its committed warehouse facilities and to facilitate the funding of future construction loans, and to a lesser extent, cash contributions to joint ventures. Cash used in Centex’s financing activities during the nine months ended December 31, 2007 was primarily for the repayment of $281.2 million in long-term debt.

     During the nine months ended December 31, 2006, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the units under construction during the period, and for the acquisition of land held for development. The funds provided by Centex’s financing activities for the nine months ended December 31, 2006 were primarily from debt issued to fund the increased homebuilding activity, offset by funds used to repay debt and to fund share repurchases.

Financial Services

     We generally fund our Financial Services’ operating and other short-term liquidity needs through a committed warehouse facility, proceeds from the sale of mortgage loans and cash flows from operations. Financial Services’ operating cash is derived through sales of mortgage loans and origination and servicing fees. During the nine months ended December 31, 2007 and 2006, cash from operations was provided by proceeds from sales of mortgage loans that were not reinvested in new mortgage loans and origination and servicing fees. The funds provided by Financial Services’ investing activities in the nine months ended December 31, 2006 were primarily related to the proceeds from the sale of Home Equity and Financial Services’ technology operations. Included in Financial Services’ financing activities during the nine months ended December 31, 2007 was cash used for the repayment of short-term and long-term debt from the proceeds from sales of mortgage loans. The capital contribution made by Centex to Financial Services described above is also reflected as a financing activity during the nine months ended December 31, 2007. During the nine months ended December 31, 2006, Financial Services’ financing activities also included Home Equity’s issuance of long-term debt used to fund the increase in its mortgage loans held for investment prior to its sale (see further explanation below).

Discontinued Operations

     Included in Centex’s operating cash flows for the nine months ended December 31, 2006 were general contracting fees obtained through our Construction Services segment. For the nine months ended December 31, 2006, cash used by Construction Services’ operating cash flows was $1.2 million.

     Included in Financial Services’ operating cash flows for the nine months ended December 31, 2006 were funds from securitizations and interest income on mortgage loans held by Home Equity for investment. Financial Services’ cash used in financing activities during the nine months ended December 31, 2006 was the result of Home Equity’s issuance of long-term debt used to fund the increase in its mortgage loans held for investment prior to its sale.

     Construction Services and Home Equity did not require significant capital resources nor did they provide significant liquidity. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.

Credit Facilities and Liquidity

     Our existing credit facilities and available capacity as of December 31, 2007 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$1,250,000	$1,250,000
Letters of Credit	835,000	416,945

	2,085,000	1,666,945	(1)

Financial Services
Secured Credit Facilities	457,000	57,274	(2)
Other Facilities	250,000	—	(3)

	707,000	57,274

	$2,792,000	$1,724,219

(1)	This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, that serves as funding for general corporate purpose and provides $835 million of letter of credit capacity. As of December 31, 2007, there were no amounts outstanding under the revolving credit facility.

(2)	CTX Mortgage Company, LLC maintains $457 million of secured, committed mortgage warehouse facilities.

(3)	There will be no additional borrowings under these facilities. Amounts outstanding of $169.4 million as of December 31, 2007 will be repaid using the proceeds from the sale of the loans or the underlying collateral or repaid by Financial Services.

     Our outstanding debt (in thousands) as of December 31, 2007 was as follows (due dates are presented in fiscal years):

Centex
Senior Debt:
Senior Notes, weighted-average 5.89%, due through 2017	$3,619,137
Other Indebtedness, weighted-average 7.34%, due through 2018	4,099

3,623,236

Financial Services
Short-term Debt:
Short-term Notes Payable	569,081

$4,192,317

     During the nine months ended December 31, 2007, the principal amount of our outstanding long-term debt decreased $339.4 million resulting from the following (dollars in millions):

	Debt Type	Amount
Centex
Issuances	Other Indebtedness (1)	$1.5
Retirements, net	Medium-term Note	(170.0)
	Senior Note	(89.9)
	Other Indebtedness	(21.0)
Financial Services
Retirements, net	Subordinated Certificates	(60.0)

Total		$(339.4)

(1)	Amount includes the non-cash assumption of long-term debt.

     Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” which we refer to as FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. In accordance with FIN 48, at December 31, 2007, accrued liabilities include $496.7 million in unrecognized tax benefits, accrued interest and accrued penalties (which excludes the tax benefit relating to the deductibility of interest and state income tax). Due to the nature of these liabilities and ongoing examinations by taxing authorities, we are unable to reasonably estimate during which future periods these amounts will ultimately be settled. For further information regarding FIN 48, see Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

     As of December 31, 2007, our short-term debt was $569.1 million, all of which was applicable to Financial Services. As of December 31, 2007, we had no amounts outstanding under our revolving credit facility. From time to time, we borrow under our facility for general working capital purposes. Amounts are repaid using cash flows from operations.

     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain compliance with certain financial covenants. In addition, our committed bank warehouse credit facilities contain various affirmative and negative covenants that are generally customary for facilities of this type. At December 31, 2007, we were in compliance with all our debt covenants. We monitor compliance with these covenants on a quarterly basis, including forward-looking projections.

     We obtained a waiver for the third quarter of fiscal year 2008, waiving any event of default under our financial covenants caused by the recognition of a deferred income tax asset valuation allowance.

     We will seek an amendment to our multi-bank revolving credit facility in the fourth quarter of fiscal year 2008, which will include modifications to the covenant provisions included in the credit facility. The amendment may also include, among other things, a reduction in the commitment amount under this facility and a borrowing base formula to calculate credit availability, triggered only if our senior unsecured debt falls below investment grade as rated by two out of the three principal rating agencies.

     HSF-I was a variable interest entity of which we were the primary beneficiary and that was consolidated in our financial statements. Prior to the second quarter of fiscal year 2008, substantially all of the mortgage loans originated by CTX Mortgage Company, LLC were funded through the sale of such mortgage loans to HSF-I. HSF-I obtained the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC, by issuing short-term secured liquidity notes and other securities. Since the second quarter of fiscal year 2008, HSF-I has not been able to issue short-term liquidity notes to finance the purchase of mortgage loans from CTX Mortgage Company, LLC as a result of current market conditions affecting the mortgage finance industry. Accordingly, CTX Mortgage Company, LLC discontinued sales of mortgage loans to HSF-I. In November 2007, we terminated HSF-I and all of its outstanding obligations were redeemed. Our decision to terminate HSF-I was influenced by external factors and not by any quality or performance issues related to HSF-I or its underlying collateral. For additional information regarding HSF-I and certain related arrangements, see Note (F), “Indebtedness,” of the Notes to Consolidated Financial Statements.

     Due to the unavailability of HSF-I as a funding source for CTX Mortgage Company, LLC’s mortgage loan originations, CTX Mortgage Company, LLC increased its use of a committed bank mortgage warehouse credit facility. The bank has the right to terminate its obligation to purchase any additional mortgage loans under the warehouse facility if our long-term unsecured debt ratings fall below BB+ by Standard & Poors, which we refer to as S&P, or Fitch or Ba1 by Moody’s Investors Service, which we refer to as Moody’s. Our long-term unsecured debt is currently rated BBB- by S&P, BBB by Fitch and Ba1 by Moody’s. CTX Mortgage Company, LLC also uses a mortgage loan sale agreement to fund its loan originations. CTX Mortgage Company, LLC may seek to enter into additional mortgage warehouse facilities with other lenders and additional mortgage loan sale agreements with other investors.

     If the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or we may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although we believe that Financial Services could broker loans to other mortgage companies or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

     In general, we believe that our existing sources of funding, including cash flow from operations and our committed credit facilities, are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements for the foreseeable future. As a supplement to our cash provided by operations, we may elect to sell certain non-strategic operations. Any such sales would require the negotiation of mutually acceptable arrangements with a third-party buyer, may require the consent of our lenders under our multi-bank credit facility and could take an extended period of time to complete. There can be no assurance that such sales could be completed on terms or within a timeframe acceptable to us in order to create additional cash flow. In addition, our future cash flow from operations may vary depending on a number of factors, including market conditions in the homebuilding industry, the availability of financing to homebuyers, the level of competition and general and economic factors beyond our control. We cannot predict what effect these factors will have on our future liquidity. For additional information on factors impacting our liquidity and capital resources, please refer to Part II, Item 1A, “Risk Factors.”

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

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of December 31, 2007			As of March 31, 2007
			Centex’s			Centex’s
			Share			Share
	Active (1)	Investments	of Debt	Active (1)	Investments	of Debt
Unleveraged Joint Ventures	25	$31,655	$—	28	$33,369	$—
Joint Ventures with Debt:	18			21
Limited Maintenance Guarantee (2) (3) (4)		87,866	50,833		108,057	162,425
Repayment Guarantee (2) (5)		2,513	14,142		2,247	16,045
Completion Guarantee (4)		106,513	172,783		126,469	209,927
No Recourse or Guarantee		12,547	24,000		11,502	24,000

	43	$241,094	$261,758	49	$281,644	$412,397

(1)	The number of active joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We were the managing member of 24 and 28 of the active joint ventures as of December 31, 2007 and March 31, 2007, respectively.

(2)	These amounts represent the Company’s maximum exposure related to the joint ventures’ debt at each respective date.

(3)	We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, we have contributed additional capital in order to maintain loan to value requirements.

(4)	Certain joint venture agreements require us to guarantee the completion of a project or phase if the joint venture does not perform the required land development. A portion of these completion guarantees are joint and several with our partners. For certain joint ventures, we have contributed additional capital in order to complete land development.

(5)	We have guaranteed repayment of a portion of certain joint venture debt limited to our ownership percentage of the joint venture or a percentage thereof.

     Total joint venture debt outstanding as of December 31, 2007 and March 31, 2007 was $571.9 million and $1.0 billion, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures.

     During the three months ended December 31, 2007, the lender to certain of our joint ventures has notified us that it believes the joint ventures are in default of certain joint venture loan agreements as a result of our joint venture partner not complying with all aspects of the joint ventures’ loan agreements. The lender has not taken any action against the joint ventures or us at this time. Additionally, a lender to two of our other joint ventures has notified us that it believes the joint ventures are in default of their joint venture loan agreements for not meeting their contractual obligations. We are currently in discussions with the lender. Based upon the terms and debt amounts outstanding for these joint ventures and the terms of the joint venture agreements, we do not believe our exposure related to these joint venture defaults will be material to our financial position or results of operations.

     A summary of the estimated maturities of our share of joint ventures’ debt is provided below (dollars in thousands). We have estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of December 31, 2007, and we have not projected the early repayment of joint venture debt.

For the Fiscal Years Ended
March 31,

2008	$52,511
2009	124,103
2010	34,782
2011	25,601
2012	24,761
Thereafter	—

$261,758

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

Mortgage Loan Allowances and Related Reserve

     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates and current trends in loan originations. This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period. Please refer to Note (G), “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on this reserve as of December 31, 2007 and March 31, 2007.

     Financial Services also periodically reviews its construction loan commitments for collectibility. To establish the appropriate allowance, we first classify our construction loans into risk categories. These categories are based on, among other things, the loan product, the borrower’s credit profile, the draw activity on the loan, the loan delinquency rate, and the historical realization on construction loans. Each category of loans is then evaluated for potential credit and market-related risks. The allowance for loans we expect to convert to permanent loans that will be held for sale is based on the estimated market value of the loans. The allowance for loans we expect to eventually default is based on the credit risk of the loan. Please refer to Note (C), “Mortgage Loans,” of the Notes to Consolidated Financial Statements for additional information on our construction loans and the related allowance as of December 31, 2007 and March 31, 2007.

     From time to time, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements. If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party. If a repurchased loan is nonperforming, the loan and its related allowance are classified as loans in foreclosure. In addition, Financial Services will foreclose on certain nonperforming construction loans. Loans in foreclosure are included as a component of trade and other receivables. We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends. As of December 31, 2007 and March 31, 2007, we had $43.3 million and $15.6 million in loans in foreclosure, respectively, which were net of allowances of $49.3 million and $8.3 million, respectively.

     If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale. On all other nonperforming loans, we proceed to foreclose on the loan. Once we have received title to the underlying collateral, we classify the loan amount, net of its allowance, as real-estate owned. We establish an allowance for real-estate owned based upon the estimated value of the property. Real-estate owned is reflected as a component of other inventory. At December 31, 2007 and March 31, 2007, real-estate owned was $12.9 million and $8.7 million, respectively, which were net of allowances of $10.1 million and $2.7 million, respectively.

     Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at December 31, 2007 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.

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

     For the quarter ended December 31, 2007, discount rates used in our estimated discounted cash flow assessments ranged from 13% to 22%, with an average discount rate of 16%.

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

     In accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes,” we assess, on a quarterly basis, the realizability of our deferred income tax asset. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance.

     On April 1, 2007, we adopted FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. For further discussion regarding the adoption of FIN 48, please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

     In accordance with the provisions of FIN 48, we recognize in our financial statements the impact of tax return positions or future tax positions if it is more likely than not to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured (using a probability weighted approach) at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement.

     Prior to the adoption of FIN 48, we applied SFAS No. 5, “Accounting for Contingencies,” to assess and provide for potential income tax exposures. In accordance with SFAS No. 5, we maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from tax audits. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements and effective tax rates as more items are recognized and/or derecognized discretely within income tax expense.

     The federal statute of limitations has expired for our federal tax returns filed for tax years through March 31, 2000. In July 2007, we received a revenue agent’s report from the Internal Revenue Service, or IRS, relating to the ongoing audit of our federal income tax returns for fiscal years 2001 through 2004. We believe that our tax return positions are supported and will vigorously dispute the proposed adjustments. The IRS has commenced an examination of our federal income tax returns for fiscal years 2005 and 2006. The estimated liability for unrecognized tax benefits is periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the change occurs.

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

     The FASB Staff has exposed for comment a FASB Staff Position, or FSP, that would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which the deferral would apply include, but are not limited to reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (e.g. inventory impairment assessments). The FSP, as proposed, would defer the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities for us to April 1, 2009.

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

     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” which we refer to as SAB 109. SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning January 1, 2008. We expect that the adoption of SAB 109 will not have a material impact on our results of operations or financial position.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for us as of April 1, 2009. We are currently evaluating the impact, if any, of adopting SFAS 160 on our financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.

     Certain information included in this Report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, as amended. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. Such statements include information related to anticipated operating results, cash flows, financial resources, changes in interest rates, changes in revenues and cancellation rates, changes in profitability, interest expense, growth and expansion, anticipated income or losses to be realized by our investment in unconsolidated entities, the availability and cost to our customers of mortgage-based financing, the ability to acquire land and options to buy land, the necessity to value or dispose of land or other assets, or to cancel or renegotiate options to buy land, which may result in land-

related impairments or write-offs of option deposits and pre-acquisition costs, the ability to gain approvals and to open new neighborhoods, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and contractors or to cancel orders for materials and work, the ability to produce or obtain the liquidity and capital necessary to finance our operations and expand and take advantage of opportunities in the future, the completion of and effects from planned transactions and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public.

     Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of the Company’s control and certain of which are listed above. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Report or another report or public statement made by us, including the risk factor section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2007 (which is hereby incorporated by reference), will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.

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

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007. There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

     Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”), as updated in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 (“Q1 Form 10-Q”) and September 30, 2007 (“Q2 Form 10-Q”). The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2007 Form 10-K, our Q1 Form 10-Q and our Q2 Form 10-Q.

     The first risk factor contained in Item 1A of the 2007 Form 10-K, under “Home Building,” is amended to read as follows:

The homebuilding industry is undergoing a significant downturn; this downturn has had a material adverse effect on our business and results of operations and is expected to continue to do so.

     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which has had and continues to have a material adverse effect on our business and results of operations. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies based upon geographic market and product segment:

•	increased inventory of new and existing homes for sale, including homes in foreclosure,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruption in recent periods,

•	a decrease in the affordability of housing in selected markets as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers,

•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and an inability of many homebuyers to sell their existing homes, and

•	pricing pressures resulting from the need for home prices to meet FHA and other conforming loan limits and the imbalance between housing supply and housing demand as evidenced by homebuilders offering significant discounts and sales incentives to homebuyers and seeking to liquidate unsold inventories in order to generate cash.

     These conditions have led to, among other things, (i) significant decreases in our homebuilding revenues, (ii) substantial land-related impairments, (iii) write-offs of land deposits and pre-acquisition costs and (iv) goodwill impairments. As a result, our homebuilding operations have incurred substantial losses in recent periods and are expected to continue to do so, at least in the near term. Any further worsening in market conditions in the homebuilding industry are likely to have a further material adverse effect on our business and results of operations.

     The second risk factor contained in Item 1A of the 2007 Form 10-K, under “Home Building,” is amended to read as follows:

The market value of land may fluctuate significantly, which has resulted in significant impairments and write-offs in our land holdings and may continue to do so.

     The risk of owning land can be substantial for homebuilders. The market value of land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, such as the industry downturn we are currently experiencing.

     During the three and nine months ended December 31, 2007, we decided not to pursue development and construction in certain areas where we held land or had made option deposits, which resulted in $26.4 million and $87.6 million, respectively, in recorded write-offs of option deposits and pre-acquisition costs. In addition, market conditions led to recorded land-related impairments on neighborhoods and land during the three and nine months ended December 31, 2007 of $502.9 million and $1,492.4 million. Land-related impairments during the three months ended December 31, 2007 represented 147 neighborhoods and land investments. Land-related impairments during the nine months ended December 31, 2007 represented 316 neighborhoods and land investments, certain of which have been impaired more than once. These market conditions also adversely affected land values in our Home Building joint ventures. Our share of the joint ventures’ impairments was $24.9 million and $88.5 million for the three and nine months ended December 31, 2007, respectively. These land-related impairments adversely affected our operating earnings and operating margins during the three and nine months ended December 31, 2007. If market conditions do not improve in future periods, we may decide not to pursue development and construction in additional areas, which would lead to further write-offs of option deposits and pre-acquisition costs. Additionally, our land-related impairment analyses are affected by market conditions and certain assumptions, such as sales prices, sales rates and discount rates used, and relatively small changes in these assumptions could lead to significant land-related impairments.

     The fourth risk factor contained in Item 1A of the 2007 Form 10-K, under “Home Building,” is amended to read as follows:

Increases in interest rates or changes in federal lending programs, regulations and laws or other changes in market conditions could make it more difficult or costly for customers to purchase our homes.

     Most of our homebuilding customers finance their home purchases through our Financial Services operations or, in some cases, third-party lenders. In general, housing demand is adversely affected by increases in interest rates or by decreases in the availability of mortgage financing as a result of increased credit standards, deteriorating customer credit quality or disruptions or other adverse conditions in mortgage lending markets. Any increases in interest rates could cause potential homebuyers to be less willing or able to purchase our homes. In general, if mortgage rates increase, it could become more difficult or costly for customers to purchase our homes, which would have an adverse effect on our results of operations.

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

     The final risk factor contained in Item 1A of the 2007 Form 10-K, under “Home Building,” is amended to read as follows:

An inability to obtain bonding could limit the number of projects we are able to pursue, and we could be adversely affected if we are required to post additional collateral in respect of bonds issued in connection with past construction projects.

     As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including our overall capacity in the surety market. Under certain circumstances, such as a claim on the bond, a breach of the contract to which the bond applies, or a material breach of a representation made to a surety, we may be required to provide one or more sureties with additional collateral to support our bond obligations. In addition, in some cases, upon request of a surety, we may be required to cause the surety to be discharged from all bond obligations by providing collateral sufficient to cover all of such surety’s bond exposure or alternative funding of such bond obligations. If one or more of our third-party sureties were to request additional collateral, our obligations could be significant, which could have a material adverse effect on our financial position or results of operations.

     The first and fourth risk factors contained in Item 1A of the 2007 Form 10-K, under “Factors Affecting Multiple Business Segments,” are amended to read as follows:

Market conditions in the mortgage lending and mortgage finance industries worsened significantly in 2007, which adversely affected the availability of credit for some purchasers of our homes, reduced the population of potential mortgage customers and reduced mortgage liquidity. Further tightening of mortgage lending or mortgage financing requirements or further reduced mortgage liquidity could have a material adverse effect on our homebuilding and mortgage lending operations and their respective results of operations.

     In 2007, the mortgage lending industry experienced significant disruption due to, among other things, defaults on “sub-prime” loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of loan documentation and credit requirements for certain types of loan programs made available to borrowers in recent years. This led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit underwriting requirements, reduced liquidity and increased credit risk premiums. For example, perceived deterioration in credit quality among sub-prime and other nonconforming loan borrowers has caused almost all lenders to eliminate “sub-prime” mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. In general, fewer loan products and tighter loan qualifications make it more difficult for some categories of borrowers to finance the purchase of our homes or obtain mortgage loans from us to finance the purchase of homes sold by others. Furthermore, these developments have resulted and are expected to continue to result in a reduction in demand for the homes that we sell, and delays in any general improvement in the housing market have resulted in a reduction in the demand for the mortgage loans that we originate. These reductions in demand have had and are expected to continue to have a material adverse effect on our business and results of operations.

     The adverse market conditions in the mortgage lending industry described above have affected our business in a number of respects. For example, CTX Mortgage Company, LLC has essentially ceased originating nonconforming loans. Furthermore, due to the reduction in available mortgage loan liquidity, CTX Mortgage Company, LLC decided in the second quarter of fiscal year 2008 to discontinue the origination of new construction loans. In addition, in the second and third quarters of fiscal year 2008, CTX Mortgage Company, LLC ceased selling loans to HSF-I, which had been the principal financing vehicle for its operations, and terminated this financing vehicle. Further disruption in the mortgage markets could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services’ future operating results.

     Further tightening of the mortgage lending markets in the form of reduced numbers or types of loan products, or tighter loan qualification requirements (including credit score and down payment requirements), could further reduce the demand for our homes or the mortgages we originate, which could have a material adverse effect on our business or results of operations. In addition, further adverse conditions in the mortgage finance markets as a result of further reduced mortgage liquidity or decreased demand for mortgage loans could result in an inability to sell or finance the loans we originate, or less favorable terms of sale or reduced yield or greater reserves pending sale, which could have a material adverse effect on our business or results of operations.

We could be adversely affected by a change in our credit rating or a disruption in the capital markets.

     Our ability to sustain or grow our business and to operate in a profitable manner depends to a significant extent upon our ability to access capital. Capital is used principally to finance operations, purchase and develop land, construct houses and originate mortgage loans. Until recently, our access to capital was enhanced by the fact that our senior debt securities had an investment-grade credit rating from each of the principal credit rating agencies, and we were able to issue commercial paper. During the quarter ended December 31, 2007, Moody’s and S&P lowered their ratings of our senior debt, and changed our commercial paper rating to non-prime. See “Financial Condition and Liquidity” in Item 2 of this Report for additional information about our credit rating. As a result of our current rating, we do not have access to financing strategies that are available to companies with investment grade ratings. As a consequence, it may become more difficult and costly for us to access the capital that is required in order to implement our business plans and operate our business. There can be no assurance that we will not experience a further downgrade in our credit rating by the rating agencies that would likely result in increased costs for certain of our financing and also further restrict our ability to finance mortgage loan originations.

     As a result of the more recent adverse market conditions affecting mortgage loans, which worsened significantly in August 2007, CTX Mortgage Company, LLC no longer relies on asset-backed funding vehicles, such as HSF-I, for its mortgage funding needs. Instead, CTX Mortgage Company, LLC uses a committed bank warehouse credit facility and a loan purchase program. A further downgrade in our credit rating by the rating agencies could result in the wind-down of the warehouse credit facility. For more information about our current mortgage financing, see the “Financial Condition and Liquidity” section of Item 2 of this Report.

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

     The sixth risk factor discussed in Item 1A of the 2Q Form 10-Q, under “Factors Affecting Multiple Business Segments,” is amended to read as follows:

Failure to comply with the covenants and conditions imposed by our credit facilities could restrict future borrowing or cause our debt to become immediately due and payable.

     Under debt covenants contained in our multi-bank revolving credit facility, we are required to maintain compliance with certain financial covenants. Material covenants include a maximum leverage ratio and a minimum tangible net worth. At December 31, 2007, as a result of the valuation allowance applied to our deferred tax asset in connection with our SFAS 109 assessment, we would not have been in compliance with certain of the financial covenants in our multi-bank revolving credit facility, absent a waiver obtained from our lenders. In particular, our lenders waived any defaults which would have arisen as a result of such valuation allowance solely for the quarter ended December 31, 2007 and charged us a fee in connection therewith. There can be no assurance that we will continue to be in compliance with the covenants in our multi-bank revolving credit facility, and we believe we will need to seek additional waivers or amendments from our lenders in future periods. Furthermore, there can be no assurance that our lenders will agree to such waivers or amendments on terms we regard as satisfactory.

     In addition, our committed bank warehouse credit facility and loan agreement relating to certain of our joint ventures contain various affirmative and negative covenants and guarantees that are generally customary for facilities of this type. In order to continue to borrow funds under these facilities, we will need to continue to be in compliance with these covenants and guarantees.

     In general, with respect to our multi-bank revolving credit facility, bank warehouse credit facility and loan agreement relating to certain of our joint ventures, if we fail to comply with any of the covenants or guarantees contained therein, which may occur if we experience additional asset impairments or incur additional net losses, we may be unable to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements, or the lending banks could cause our debt to become immediately due and payable, or we may be required to make certain payments in connection with our joint venture indebtedness.

     The following risk factor is added under “Factors Affecting Multiple Business Segments.”

We may not realize our net deferred income tax asset.

     As of December 31, 2007, we have a deferred income tax asset of $1.13 billion for which a $500 million valuation allowance has been established. The ultimate realization of the deferred income tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and, to a lesser extent, reversals of existing taxable temporary differences. Based on our assessment, including the implementation of certain tax planning strategies, the realization of approximately $500 million of our deferred income tax asset is dependent upon future taxable income.

     The valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. An increase in the valuation allowance would reduce the carrying value of the deferred income tax asset and increase the provision for income taxes in the reporting period, which would reduce net income for the period and could have a material adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

     From time to time, we have repurchased shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended December 31, 2007:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
October 1-31	1,311	$25.60	—	9,399,700
November 1-30	—	$—	—	9,399,700
December 1-31	6,079	$25.26	—	9,399,700

Total (1)	7,390	$25.32	—

(1)	The 7,390 shares repurchased for the quarter ended December 31, 2007 represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

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

Item 6. Exhibits

     The following documents are filed as part of this Report.

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended (incorporated by reference from Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

3.2	Certificate of Correction to the Restated Articles of Incorporation dated November 13, 2007 (filed herewith).

3.3	Amended and Restated By-Laws of Centex dated October 10, 2007 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 16, 2007).

4.1	Specimen Centex common stock certificate (incorporated by reference from Exhibit 4.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.2	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior debt of Centex issued pursuant to supplements to the indentures filed as Exhibits 4.5 and 4.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Executive Severance Policy (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on October 16, 2007).

10.2	Waiver Letter, dated January 28, 2008, among Centex, Bank of America, N. A. as Administrative Agent, and the lenders party thereto (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION
Registrant

February 5, 2008	/s/ Catherine R. Smith
Catherine R. Smith
Executive Vice President and Chief Financial Officer (principal financial officer)

February 5, 2008	/s/ Mark D. Kemp
Mark D. Kemp
Senior Vice President-Controller (principal accounting officer)