Form 10-K
period 2008-03-31
CENTEX CORP
filed 2008-05-23
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No ✓
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ✓
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No ✓
     On September 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.23 billion based upon the last sale price reported for such date on the New York Stock Exchange. As of May 9, 2008, 123,483,356 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain of the information contained in the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on July 10, 2008 is incorporated by reference into Part III hereof.

FORM 10-K
March 31, 2008

i

PART I
ITEM 1. BUSINESS
General Development of Business
     Centex Corporation is a Nevada corporation. Our common stock, par value $.25 per share, began trading publicly in 1969. Our common stock is currently traded on the New York Stock Exchange, or the NYSE. As of May 9, 2008, 123,483,356 shares of our common stock were outstanding. Any reference herein to we, us, our or the Company refers to Centex Corporation and its subsidiary companies or, if the context requires, the particular segment or unit of our business that is being discussed.
     Since our founding in 1950 as a Dallas, Texas-based residential construction company, we expanded our business to include a broad range of activities related to construction, construction products and financing, but have more recently refocused our operations on residential construction and related activities, including mortgage financing to our homebuyers. As of March 31, 2008, our subsidiary companies operated in two principal lines of business: Home Building and Financial Services. We provide a brief overview of each line of business below, with a more detailed discussion of each line of business later in this section.
     Home Building’s operations currently involve the construction and sale of detached and attached single-family homes. The land used for the construction of our homes is acquired through the purchase of finished or partially finished lots and through the purchase of raw land that must be developed.
     Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by our subsidiaries and others. We have been in the mortgage lending business since 1973.
     Over the last several fiscal years, we have simplified our business portfolio as a result of a number of transactions. The following table summarizes these transactions over the last five fiscal years.

Business	Date	Description
Home Services	April 2008	We sold our home services operations, which were previously included in our Other segment.

Construction Services	March 2007	We sold our commercial construction operations, which were previously a separate reporting segment.

Home Equity	July 2006	We sold our sub-prime home equity lending operations, which were previously included in the Financial Services segment.

International Homebuilding	September 2005	We sold our international homebuilding operations, which were previously included in the Home Building segment.

Commercial Real Estate	February 2004
We simplified the organizational structure of the Company and its affiliates by acquiring a primarily commercial real estate company whose publicly traded securities had previously traded in tandem with our common stock. Those operations have been substantially liquidated.

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
     We have refocused our strategy to concentrate on our core homebuilding operations and related activities. Our mortgage lending and title agency services provide our homebuyers with a streamlined home-closing and settlement process, which we believe is important to ensuring customer satisfaction in our homebuilding business. The sales of our construction services and sub-prime home equity operations in fiscal year 2007 and our home service operations in April 2008 are consistent with this strategy. All prior year segment information has been revised in this Report to conform to the current year presentation.
     Within our homebuilding operations, we determined that our operating segments are our divisions, which have been aggregated into seven reporting segments. Our homebuilding operations, or Home Building, consist of the following reporting segments: East, Southeast, Central, Texas, Northwest, Southwest and Other homebuilding. For a complete description of the states and markets in each of our homebuilding segments, please refer to the Home Building markets table later in this section.
     Our mortgage lending, title agency services and insurance products continue to represent one reporting segment, Financial Services.
Financial Information about Segments
     Note (I), “Business Segments,” of the Notes to Consolidated Financial Statements contains additional information about our business segments for fiscal years 2008, 2007 and 2006.
Description of Business
     Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn. We believe the principal factors that have caused this downturn include: increased inventory of new and existing homes for sale, including homes in foreclosure, a decrease in the affordability of housing in selected markets, and a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and an inability of many homebuyers to sell their existing homes. Moreover, during fiscal year 2008, the mortgage markets experienced significant disruptions, which led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements for homebuyers, reduced mortgage loan liquidity and increased credit risk premiums. These events contributed to a significant overall downturn in the U.S. homebuilding and residential mortgage industries and negatively impacted the economy in many local markets. These factors have had a significant negative impact on the homebuilding and mortgage finance industries and on our business and results of operations.
HOME BUILDING
     The business of Home Building consists of constructing and selling detached and attached single-family homes. The land used for the construction of our homes is acquired through the purchase of finished or partially finished lots and through the purchase of raw land that must be developed. In fiscal year 2008, approximately 80% of the homes closed were single-family, detached homes.
Markets
     Home Building follows a strategy of maximizing its relative market share in those local markets that reward market leaders and provide the highest potential returns. We participate in a wide variety of geographically and economically diverse markets that may fluctuate year to year. As of March 31, 2008, Home Building had substantive homebuilding operations in 74 market areas located in 22 states and the District of Columbia. Each active market is listed below within the reporting segment to which it belongs.

Segment	States	Markets	States and Markets (continued)
East	Georgia	Savannah	South	Charleston/N. Charleston
	Maryland	Bethesda/Frederick/Gaithersburg	Carolina	Myrtle Beach/Conway/
		Washington, D.C./Arlington/Alexandria		N. Myrtle Beach
	New Jersey	Edison	Virginia	Richmond
		Newark/Union		Virginia Beach/Norfolk/
		Trenton/Ewing		Newport News
	North	Burlington		Winchester
	Carolina	Charlotte/Gastonia/Concord
Durham
Raleigh/Cary
Wilmington

Southeast	Florida	Cape Coral/Ft. Myers	Florida	Tampa/St. Petersburg/Clearwater
		Jacksonville	(cont)	Vero Beach
		Naples/Marco Island		West Palm Beach/Boca Raton/
		Orlando		Boynton Beach
		Port St. Lucie/Ft. Pierce	Georgia	Atlanta/Sandy Springs/Marietta
		Punta Gorda	Tennessee	Nashville/Davidson/
		Sarasota/Bradenton/Venice		Murfreesboro

Central	Indiana	Indianapolis	Minnesota	Minneapolis/St. Paul/Bloomington
	Illinois	Chicago/Naperville/Joliet		Rochester
	Michigan	Ann Arbor	Missouri	St. Louis
Detroit/Livonia/Dearborn
Flint
Monroe
Warren/Farmington Hills/Troy

Texas	Texas	Austin/Round Rock	Texas (cont)	Houston/Baytown/Sugar Land
		Dallas/Plano/Irving		Killeen/Temple/Ft. Hood
		Ft. Worth/Arlington		San Antonio

Northwest	California	Bakersfield	Colorado	Denver/Aurora
		Fresno		Ft. Collins/Loveland
		Hanford/Corcoran		Greeley
		Merced	Hawaii	Honolulu
		Modesto	Nevada	Reno/Sparks
		Oakland/Fremont/Hayward	Oregon	Portland/Vancouver/Beaverton
		Sacramento/Arden/Arcade/Roseville	Washington	Seattle/Bellevue/Everett
		San Jose/Sunnyvale/Santa Clara		Tacoma
Stockton
Visalia/Porterville
Yuba City

Southwest	Arizona	Phoenix/Mesa	Nevada	Las Vegas/Paradise
	California	El Centro	New Mexico	Albuquerque
		Los Angeles/Long Beach/Glendale		Santa Fe
Oxnard/Thousand Oaks/Ventura
Riverside/San Bernardino/Ontario
San Luis Obispo/Paso Robles
Santa Ana/Anaheim/Irvine
Santa Barbara/Santa Maria/Goleta

Other homebuilding	Other homebuilding includes certain resort/second home projects in Florida that we plan to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

     In fiscal year 2008, Home Building closed the sale of 27,202 homes, including first-time, move-up and, in some markets, luxury homes, generally ranging in price from $65 thousand to $3.0 million. The average revenue per unit in fiscal year 2008 was $276,788.
     We believe that our business requires in-depth knowledge of each market in order to acquire land in desirable locations, to procure labor and materials, to anticipate consumer preferences and to assess the regulatory environment. Our organizational structure is designed to utilize local market expertise. Additionally, we believe our business requires strong corporate and regional leadership to approve land acquisitions, to procure labor and materials on a national or regional basis when available and to develop, deploy and measure our core business practices. Our regional and corporate structures are designed to develop and leverage these core competencies.
     Our neighborhood development process generally consists of three phases: land acquisition, land development and home construction and sale. Generally, we seek to acquire land that is properly zoned and is either ready for development or, to some degree, already developed. We acquire land only after we have completed appropriate due diligence and typically after we have obtained the rights or entitlements to begin development. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land or lots primarily to support our homebuilding activities, we also sell land or lots to investors and other developers and homebuilders.
     Our goal is to own less than two years’ supply of land and to control, through option agreements, approximately two more years of land that we can acquire over specified time periods or, in certain cases, as the land or lots are needed. At March 31, 2008, Home Building owned 70,222 lots and had options to purchase 18,147 lots. This is considerably less than the 98,311 owned lots and 61,709 optioned lots we held at March 31, 2007. We are transitioning to a strategy that emphasizes the purchase of finished lots on more of a “just-in-time basis” and away from a strategy where we acquire raw land and undertake all development work. In addition, Home Building enters into joint ventures with other builders and developers for land acquisition and development. For additional discussion of our lot option agreements and participation in joint ventures, see Note (C), “Inventories,” and Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
     Following the purchase of land and, if necessary, the entitlement and development process, we begin to market, sell and construct homes. Substantially all of our construction work is performed by independent contractors. Home Building is moving to an operating model of constructing homes from a sold backlog. This operating model will provide more predictable scheduling of independent contractors which will eventually result in increased efficiency and improved profitability.
     We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each neighborhood. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of the neighborhood and model homes and assisting them with the selection of upgrades and options. As market conditions warrant, we may provide potential homebuyers with a variety of incentives, including discounts and free upgrades, to remain competitive.
     Our growth strategy for Home Building has been focused primarily on organically growing our relative market share in those local markets that reward market leaders and provide the highest potential returns. To a lesser extent, we have also grown through the acquisition of other homebuilding companies. There have been no acquisitions of homebuilding companies in the last five fiscal years.
     Home Building sells its homes principally under the Centex name and, in certain markets, under a variety of other brand names including several from previous acquisitions. Fox & Jacobs, one of our brand names, primarily markets to first-time buyers. Centex Homes primarily markets its homes to first-time and move-up buyers.

     The table below summarizes by reporting segment Home Building’s units closed, sales orders and backlog units for the five most recent fiscal years.
Units Closed:

	For the Years Ended March 31,
	2008	2007	2006	2005	2004
East	5,345	6,720	7,116	5,674	5,064
Southeast	3,417	5,374	6,426	4,867	4,594
Central	3,718	4,789	5,971	5,593	4,990
Texas	5,772	7,083	6,899	6,173	6,055
Northwest	4,062	4,709	4,580	3,740	3,121
Southwest	4,537	6,209	6,786	5,614	4,981
Other homebuilding	351	901	1,454	1,726	1,553

	27,202	35,785	39,232	33,387	30,358

Average Revenue Per Unit (in 000’s)	$277	$308	$304	$270	$242

Sales Orders (in Units):

	For the Years Ended March 31,
	2008	2007	2006	2005	2004
East	4,787	5,495	6,840	6,431	5,616
Southeast	3,234	3,425	5,703	6,125	5,294
Central	3,310	4,271	5,636	5,346	5,320
Texas	5,413	6,914	6,994	6,508	6,250
Northwest	3,629	4,300	4,597	4,211	3,627
Southwest	4,124	4,539	7,196	6,137	5,694
Other homebuilding	160	105	1,064	1,804	1,921

	24,657	29,049	38,030	36,562	33,722

Backlog Units:

	As of March 31,
	2008	2007	2006	2005	2004
East	1,290	1,848	3,073	3,349	2,592
Southeast	1,336	1,519	3,468	4,191	2,933
Central	1,116	1,744	2,262	2,597	2,844
Texas	1,877	2,020	2,189	2,094	1,759
Northwest	1,250	1,805	2,214	2,197	1,726
Southwest	874	1,503	3,173	2,763	2,240
Other homebuilding	3	212	1,008	1,398	1,320

	7,746	10,651	17,387	18,589	15,414

     For each unit in backlog, we have received a signed customer contract and a customer deposit, which is refundable under certain circumstances. The backlog units included in the table above are net of cancellations. Cancellations occur for a variety of reasons, including a customer’s inability to obtain financing, customer relocations or other customer financial hardships. Substantially all of the orders in sales backlog as of March 31, 2008 are scheduled to close during fiscal year 2009.

Competition and Other Factors
     The homebuilding industry is highly competitive and fragmented. Traditionally, competition in the industry has occurred at a local level among national, regional and local homebuilders. In recent years, national homebuilders have been able to compete more effectively and increase their share of the national homebuilding market. The top ten builders in calendar year 2007 accounted for approximately 22% of the nation’s new housing stock. We believe we ranked fourth in the largest homebuilders in the United States at March 31, 2008, based on publicly reported homebuilding revenues for the most recent twelve-month period for which information is available. Our operations accounted for an estimated 4% of new homes sold in the United States for the twelve months ended March 31, 2008. We calculate our market share by dividing our new home sales by the total single family new home sales as reported by the U. S. Census Bureau. Our top four competitors based on revenues for their most recent fiscal year-end are as follows (listed alphabetically): D. R. Horton, Inc., Lennar Corporation, KB Home and Pulte Homes, Inc. The main competitive factors affecting our operations are location/market, sales price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Home Building competes effectively by building a high quality home, and responding to the specific demands of each market by managing operations at a local level.
     We conduct targeted market research to identify what features, amenities and options will be attractive to prospective customers and whether we can satisfy their preferences profitably. Customer preferences can vary across geographical regions and even within them, and can change over time in response to personal or regional factors (such as the interest in some markets for housing with high energy efficiency or for housing located near public transportation) and to changes in economic conditions, such as affordability of housing and availability of financing, which can lead customers to accept smaller or attached housing despite a preference for larger or detached housing. We also use market research techniques to quantify housing supply and demand in a particular market and use this information to guide our strategy for meeting customer demand in the market.
     The downturn in the homebuilding industry has significantly impacted competition among the homebuilders. The excess supply of homes for sale and the need for builders to generate cash have caused homebuilders and other home sellers to reduce prices. This increased competition has also resulted in increases in discounts and sales incentives, including increases in seller-paid financing and closing costs, and increases in sales commissions to help stimulate sales and close homes. We believe the increased competition in the homebuilding industry affected all categories of builders, but has had a disproportionate effect on smaller homebuilders that may not be capitalized as well as most of the large homebuilders.
     We have used the downturn in the industry as an opportunity to adjust certain of our product offerings and marketing efforts. To simplify our business, reduce costs and offer products that homebuyers can afford, we have reduced the number of floor plans offered across our neighborhoods and also reduced the number of available options and upgrades.
     The homebuilding industry will continue to be affected by changes in national and local economic conditions, the supply of new and existing homes for sale, job growth, long-term and short-term interest rates, availability of mortgage products, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various other demographic factors. The political and economic environments affect both the demand for housing constructed and the subsequent cost of financing. Unexpected weather conditions, such as unusually heavy or prolonged rain or snow, or hurricanes, may affect operations in certain areas.
     The homebuilding industry is subject to extensive regulation. Home Building and its contractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning and land entitlement, building standards, advertising, consumer credit rules and regulations and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including laws related to erosion and storm water pollution control and the protection of endangered species and waters of the United States. We are also subject to other rules and regulations in connection with our construction and sales activities, including requirements as to incorporated building materials and building designs, such as requirements for the use of energy efficient materials or designs. While these regulatory requirements are generally applicable to all regions in which we operate, regulations in coastal markets tend to be more extensive. All of these regulatory requirements are applicable to all homebuilding companies, and, to date, compliance with these requirements has not had a material impact on Home Building. We believe that we are in compliance with these requirements in all material respects.

     As discussed further in “Item 3. Legal Proceedings,” in May 2008, Home Building agreed to sign a consent decree with the United States Environmental Protection Agency, which we refer to as the EPA, and various states with respect to our prior and future storm water pollution prevention practices at all of Home Building’s sites. When the consent decree is signed by all parties, the Justice Department will file suit in Federal Court in accordance with the accepted practice in matters of this nature and simultaneously submit the proposed consent decree for approval by the Court. We anticipate that the consent decree will become final during the second quarter of the fiscal year ending March 31, 2009. Under the proposed consent decree, Home Building will agree to certain management practices related to controlling storm water discharges at all of Home Building’s sites, which may result in increased capital expenditures.
     We purchase materials, land and services from numerous sources. The principal raw materials required for home construction include concrete and wood products. In addition, we use a variety of other building materials, including roofing, gypsum, insulation, plumbing, and electrical components in the homebuilding process. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. A number of our vendor purchase agreements also allow us to leverage our volume through quantity purchase discounts for the purchasing of a number of product categories. We use many contractors in our various markets and are not dependent on any single contractor.
FINANCIAL SERVICES
     Our Financial Services’ operations include mortgage lending and other related services for purchasers of homes sold by our homebuilding operations and other homebuilders, refinancing of existing mortgages, title agency services and the sale of title insurance and other insurance products, including property and casualty.
     We established the predecessor of CTX Mortgage Company, LLC to provide mortgage financing for homes built by Home Building. By opening mortgage offices in Home Building’s housing markets, we have been able to provide mortgage financing for an average of 76% of Home Building’s non-cash unit sales over the past five years and for 79% of such closings in fiscal year 2008. In 1985, we expanded our mortgage operations to include the origination of mortgage loans that are not associated with the sale of homes built by Home Building. We refer to mortgage financing for homes built by Home Building as Builder loans and to mortgage financing for homes built by others, loans for existing homes and loans to refinance existing mortgages as Retail loans.
     As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, during fiscal year 2006, we began to focus our mortgage operations on Builder loans to support Home Building. Retail mortgage originations represented approximately 54.8%, 53.0%, and 61.3% of total mortgage originations during the fiscal years ended March 31, 2008, 2007, and 2006, respectively. However, we expect Retail mortgage originations to decline during the fiscal year ending March 31, 2009. We anticipate the reduction in total Retail mortgage originations may have a negative impact on Financial Services’ operating results.
     At March 31, 2008, Financial Services’ loan officers originated Builder loans from 48 offices licensed in 31 states and the District of Columbia and Retail loans from 86 offices licensed in 47 states and the District of Columbia. The offices vary in size depending on loan volume.
     The following table shows the unit breakdown of Builder and Retail loans for the five years ended March 31, 2008:

	For the Years Ended March 31,
	2008	2007	2006	2005	2004
Loan Types (originations):
Builder	20,431	27,141	27,364	22,517	20,865
Retail (1)	24,729	30,638	43,319	44,816	67,481

	45,160	57,779	70,683	67,333	88,346

Origination Volume (in millions)	$9,991.3	$13,826.0	$15,827.4	$13,039.0	$15,116.0
Percent of Home Building’s Closings Financed (2)	79%	80%	75%	73%	74%

(1)
Over the last five fiscal years, the reduction in retail loan originations is primarily attributable to decreases in refinancing activity and homebuyer demand, and our strategic decision to reduce the number of retail loan officers. In fiscal year 2008, retail loan originations were also affected by adverse market conditions that further reduced demand and resulted in a reduction of mortgage loan products.

(2)	Excludes non-financed cash-only closings.
     We provide mortgage origination and other mortgage-related services for Federal Housing Administration (FHA) loans, Department of Veterans’ Affairs (VA) loans and conventional loans. Our loans are generally first-lien mortgages secured by the home. Substantially all of our loans qualify for inclusion in programs sponsored by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), or the Federal Home Loan Mortgage Corporation (FHLMC). Loans qualifying for inclusion in FNMA or FHMLC sponsored programs are known in the industry as conforming loans. The remainder of the loans are either pre-approved and individually underwritten by us or by private investors who subsequently purchase the loans, or are funded by private investors who pay a broker fee to us for broker services rendered.
     Financial Services’ revenues and operating earnings are derived primarily from the sale of mortgage loans, together with all related servicing rights, broker fees, title and other various insurance coverages, interest income and other fees. For substantially all mortgage loans originated, we sell our right to service the mortgage loans and retain no residual interests.
     Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks. Until the second quarter of fiscal year 2008, mortgage loans held for sale were primarily funded by CTX Mortgage Company, LLC’s sale of substantially all the mortgage loans it originated to Harwood Street Funding I, LLC, which we refer to as HSF-I. Following unprecedented disruptions in the mortgage markets during the second quarter of fiscal year 2008, CTX Mortgage Company LLC discontinued sales of mortgage loans to HSF-I, and is now relying on committed bank warehouse credit facilities to provide funding for its loan originations. In November 2007, we terminated HSF-I and all of its outstanding obligations were redeemed. HSF-I was a variable interest entity of which we were the primary beneficiary, and it was consolidated in our financial statements.
     Financial Services also holds other mortgage loans, including performing and nonperforming construction loans and other nonperforming mortgage loans. During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it will fulfill its existing funding commitments.
     We offer title agent, title underwriting, closing and other settlement services in 23 states under the Commerce Title name, including Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company. Through Westwood Insurance, including Centex Insurance Agency, a multi-line property and casualty insurance agency, we market homeowners and auto insurance to Home Building and Financial Services customers and customers of 10 other homebuilders in 44 states. Westwood Insurance also provides coverage for some commercial customers.
Competition and Other Factors
     The financial services industry in the United States is highly competitive. Financial Services competes with the mortgage banking subsidiaries of large commercial banks, mortgage companies, and savings and other financial institutions to supply mortgage financing at attractive rates to homebuyers. Key competitive factors among industry participants are varied and include convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Any increase in competition may lower the rates we can charge borrowers, thereby potentially reducing gain on future loan sales. Our title and insurance operations compete with other providers of title and insurance products to sell their products to purchasers of our homes, as well as to the general public. Many of these competitors have greater resources than we do.
     The disruptions in the mortgage markets and downturn in the residential mortgage industry during the fiscal year significantly impacted competition. Many mortgage lenders were unable to finance the origination of new mortgage loans, and as a result, some mortgage lenders ceased or severely restricted operations. Additionally, the decline in homebuyer demand reduced the population of potential mortgage customers. In addition, the disruptions in the mortgage and credit markets significantly reduced the ability of mortgage lenders to sell nonconforming mortgage loans as there are fewer investors willing to accept the risks associated with these loan products. As a result, many mortgage lenders limit their mortgage loan originations to conforming loan products.
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
     As an approved FHA lender, CTX Mortgage Company, LLC is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures. Our title and insurance operations are subject to examination by state authorities. Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act and regulations promulgated under such statutes, as well as other federal and state consumer credit laws. The Real Estate Settlement Procedures Act also applies to our insurance operations. These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of these regulatory requirements seek to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, lawsuits by borrowers (including class actions), administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.
EMPLOYEES
     The following table presents a breakdown of our employees as of March 31, 2008:

Line of Business	Employees
Home Building	4,143
Financial Services	1,920
Other	467

Total	6,530

     The 467 Other employees include our corporate employees. Employees related to our home services operations are not included in the table above as these operations are included in discontinued operations.
NYSE AND SEC CERTIFICATIONS
     We submitted our 2007 Annual CEO Certification to the New York Stock Exchange on July 23, 2007. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission, or SEC, as exhibits to our Form 10-K for the year ended March 31, 2007, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.
AVAILABLE INFORMATION
     Anyone seeking information about our business operations and financial performance can receive copies of the 2008 Annual Report to Stockholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC, without charge, by contacting our Investor Relations office at (214) 981-5000; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com. In addition, all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings web casts, can be accessed free of charge on our web site (http://www.centex.com). We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, available on our web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. To retrieve any of this information, go to http://www.centex.com, select “Investors” and select “SEC Filings.” Our web site also includes our Corporate Governance Guidelines, The Centex Way (our Code of Business Conduct and Ethics) and the charters for the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation and Management Development Committee of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to Centex Corporation, attention: Corporate Secretary,

2728 N. Harwood, Dallas, Texas 75201. The reference to our web site is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our web site are not incorporated in and should not otherwise be considered part of this Report.
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
HOME BUILDING
The homebuilding industry is undergoing a significant downturn; this downturn has had a material adverse effect on our business and results of operations and is expected to continue through our next fiscal year.
     Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn, which has had and continues to have a material adverse effect on our business and results of operations. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies based upon geographic market, product segment and the time since commencement of the downturn:
•	increased inventory of new and existing homes for sale, including the impact of increases in residential foreclosures,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions,

•	a decrease in the affordability of housing in selected markets as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers,

•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and an inability of many homebuyers to sell their existing homes, and

•
pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives, to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

     These conditions have led to, among other things, (i) significant decreases in our homebuilding revenues, (ii) substantial land-related and goodwill impairments, (iii) significant losses on land sales, (iv) write-offs of land deposits and pre-acquisition costs, and (v) joint ventures’ impairments. As a result, our homebuilding operations incurred substantial losses and may continue to do so for some time. Any worsening in market conditions in the homebuilding industry would have a further material adverse effect on our business and results of operations.
     Although we were successful in generating positive operating cash flow and reducing our inventories in fiscal year 2008, we incurred significant operating losses and recorded substantial asset impairment charges which contributed to the substantial net loss we recognized in this period. Many of the factors that have resulted in these losses are beyond our control, and we have limited means at our disposal to mitigate or respond to the effects of these factors on our results of operations.
The market value of land is subject to significant fluctuations, which have resulted in significant impairments and write-offs in our land holdings and may continue to do so.
     The risk of owning land can be substantial for homebuilders. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. Inventory carrying costs for land can be significant and can result in reduced margins or losses in a poorly performing project or market. In addition, the market value of land, finished lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions, including the availability of financing, such as the industry downturn we are currently experiencing. If the market value of home inventories, land/lots or other property decline during this period, we may need to sell homes or other property at a loss or at prices that generate lower margins than we anticipated when we acquired the land. To the extent projected sales prices do not exceed the carrying value of the related assets, or if other market conditions deteriorate, we may be required to record an impairment of our land or home inventories.

     During the year ended March 31, 2008, we decided not to pursue development and construction in certain areas where we held land or had made option deposits, which resulted in $120.4 million in write-offs of option deposits and pre-acquisition costs. During the year ended March 31, 2008, we recognized losses of $388.7 million on land sales. In addition, market conditions led to recorded land-related impairments on neighborhoods and land during the year ended March 31, 2008 of $1,792.4 million, including $14.9 million of direct construction impairments. Land-related impairments during the quarter ended March 31, 2008 represented 94 neighborhoods and land investments, some of which have been impaired more than once. These market conditions also adversely affected land values in our Home Building joint ventures. Our share of joint ventures’ impairments was $100.5 million for the year ended March 31, 2008. These land-related impairments contributed to the significant operating losses we incurred during the year ended March 31, 2008. If market conditions do not improve in future periods, we may experience additional write-offs of option deposits and pre-acquisition costs, losses on land sales, land related impairments and impairments relating to our ownership interest in joint ventures. Additionally, our land-related impairment analyses are affected by market conditions and certain assumptions, such as sales prices, sales rates and discount rates used, and relatively small changes in these assumptions could lead to significant land-related impairments.
Continued cancellations of home sales contracts may have a material adverse effect on our business.
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
Increases in interest rates, decreases in the availability of mortgage financing or other changes in market conditions could make it more difficult or costly for customers to purchase our homes.
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
     Certain of our homebuyers use down payment assistance programs, which allow homebuyers to receive gift funds from non-profit corporations to be used as a down payment. Homebuilders are a source of funding for these programs. The HUD and Congress are considering limitations and further regulation of these programs. Such restrictions may limit the ability of seller-funded non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. HUD has issued a rule that eliminates seller-funded down payment assistance as an acceptable minimum investment in the property for FHA insured loans. However, the implementation of that rule has been delayed as a result of litigation filed by certain down payment assistance providers. The ultimate outcome of this litigation is uncertain. If, as a result of legislative, regulatory or other action, certain of the gift fund programs that our customers use would no longer be available to them, we would expect to work to provide other financing alternatives, and seek different down payment programs for our customers that meet applicable guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer.
Competition for homebuyers could reduce our closings or decrease our profitability.
     The homebuilding industry is highly competitive. We compete in each of our markets with many national, regional and local homebuilders. In recent years, national homebuilders have been able to compete more effectively and increase their share of the national homebuilding market. The current downturn in the homebuilding industry has significantly increased competition among homebuilders, as evidenced by price reductions, increases in discounts and sales commissions and increased sales commissions in an effort to stimulate sales. Any further increases in the level of competition from other national homebuilders or from regional and local homebuilders in the markets in which we operate could reduce the number of homes we close, or cause us to accept reduced margins or losses on home sales.

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
We conduct certain of our homebuilding operations through joint ventures with independent third parties in which we do not have a majority interest, and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.
     We conduct a portion of our land acquisition, development and other activities through our participation in joint ventures in which we hold less than a majority interest. These land-related activities typically require substantial capital, and by partnering with other homebuilders or developers and, to a lesser extent, financial partners, Home Building is able to share the risks and rewards of ownership and obtain other strategic advantages.
     Total joint venture debt outstanding as of March 31, 2008 and 2007 was $423.2 million and $1.0 billion, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of our joint ventures.
     Four of our joint ventures are in default of their joint venture debt agreements. In addition, we expect two other joint ventures to be in default of their joint venture debt agreements subsequent to March 31, 2008. Our joint venture partner to one of these joint ventures filed for bankruptcy during the year ended March 31, 2008. We are in discussions with the joint venture partners and lenders with respect to each joint venture and are evaluating alternatives to mitigate our exposure. We expect to fulfill our contractual obligations under the joint venture agreements. Costs associated with fulfilling such contractual obligations may be less than our share of the joint ventures’ debt. Recourse under joint venture debt agreements is limited to either the underlying collateral or completion obligations of the joint venture partners. Based upon the terms and debt amounts outstanding for these joint ventures and the terms of the joint venture agreements, we do not believe our exposure related to these joint venture defaults will be material to our financial position or results of operations.
     In general, we are subject to various risks of the type described above related to joint venture debt, construction debt and other obligations and liabilities of the joint ventures in which we participate, and these debts, liabilities and obligations may in some cases be material. In the case of many joint ventures, we have the right to be reimbursed by our joint venture partners for any amounts which we pay that exceed our pro rata share of the joint ventures’ obligations. However, particularly if our joint venture partners have filed for bankruptcy protection or are having financial problems, we may have difficulty collecting the sums they owe us, and therefore, we may be required to pay a disproportionately large portion of the guaranteed amounts. In addition, because we lack a controlling interest in these joint ventures, we are usually unable to require that the joint venture sell assets, return invested capital or take any other action without the consent of at least one of our joint venture partners. As a result, without the consent of one or more joint venture partners, we may be unable to liquidate our joint venture investments to generate cash. If we are able to liquidate joint venture investments, the amounts received upon liquidation may be insufficient to cover the costs we have incurred.
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
     It is possible that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict with any certainty either the nature of the requirements or the effect on our business, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. The additional costs associated with new regulatory requirements or compliance programs may not be recoverable from our homebuyers in the form of higher sales prices which could adversely affect our results of operations.
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
     As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Under certain circumstances, such as a claim on a bond, a breach of the contract to which the bond applies, or a material breach of a representation made to a surety, we may be required to provide one or more sureties with additional collateral to support our bond obligations. In addition, in some cases, upon request of a surety, we may be required to cause the surety to be discharged from all bond obligations by providing collateral sufficient to cover all of such surety’s bond exposure or alternative funding of such bond obligations. If one or more of our third-party sureties were to request additional collateral, our obligations could be significant, which could have a material adverse effect on our financial position or results of operations.
FINANCIAL SERVICES
General business, economic and market conditions may significantly affect the results of operations of our Financial Services operations.
     Our Financial Services operations are sensitive to general business and economic conditions in the United States. These conditions include the liquidity and availability of financing in mortgage finance markets, short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our Financial Services business could be adversely affected. Also, because Financial Services focuses on providing services to customers who are considering the purchase of a home from Home Building or third parties, reduced home sales will likely also impact Financial Services’ business in the form of reduced home loans, title services and insurance services.
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
     Our Financial Services business operates in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition for mortgage loans comes primarily from mortgage banking subsidiaries of large commercial banks, mortgage companies, and savings and other financial institutions. We face competition in such areas as mortgage product offerings, rates and fees, and customer service. Competition has been significantly affected by recent disruptions in the mortgage market, which have significantly reduced the pool of qualified homebuyers. In addition, technological advances such as developments in e-commerce activities have increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as nonbanking companies in offering mortgage loans and similar financial products and services.
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
FACTORS AFFECTING MULTIPLE BUSINESS SEGMENTS
Market conditions in the mortgage lending and mortgage finance industries have worsened significantly in fiscal year 2008, which adversely affected the availability of credit for some purchasers of our homes, reduced the population of potential mortgage customers and reduced mortgage liquidity. Further tightening of mortgage lending or mortgage financing requirements or further reduced mortgage liquidity could have a material adverse effect on our homebuilding and mortgage lending operations and their respective results of operations.
     In fiscal year 2008, the mortgage lending industry experienced significant disruptions due to, among other things, defaults on a variety of nonconforming loan products and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of loan documentation and credit requirements for certain types of loan programs made available to borrowers in recent years. This led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit underwriting requirements, reduced liquidity and increased credit risk premiums. Among other things, deterioration in credit quality among nonconforming loan borrowers has caused almost all lenders to eliminate most loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. In general, fewer loan products and tighter loan qualifications make it more difficult for some categories of borrowers to finance the purchase of our homes or obtain mortgage loans from us to finance the purchase of homes sold by others. These developments have resulted in a reduction in demand for the homes that we sell and in the demand for the mortgage loans that we originate. These developments have had and are expected to continue to have a material adverse effect on our business and results of operations.
     The adverse market conditions in the mortgage lending industry described above have affected our business in a number of respects. For example, CTX Mortgage Company, LLC has essentially ceased originating sub-prime or other nonconforming loans. Furthermore, due to the reduction in available mortgage loan liquidity, CTX Mortgage Company, LLC decided in the second quarter of fiscal year 2008 to discontinue the origination of new construction loans. In addition, in the second and third quarters of fiscal year 2008, CTX Mortgage Company, LLC ceased selling loans to HSF-I, which had been the principal financing vehicle for its operations, and terminated this financing vehicle.
     Further tightening of the mortgage lending markets in the form of reduced numbers or types of loan products, or tighter loan qualification requirements (including credit score and down payment requirements), could further reduce the demand for our homes or the mortgages we originate, which could have a material adverse effect on our business or results of operations. In addition, further disruptions or other adverse conditions in the mortgage finance markets leading to further reduced mortgage liquidity or decreased demand for mortgage loans could result in an inability to sell or finance the loans we originate, or less favorable terms of sale or reduced yield or greater reserves pending sale, which could have a material adverse effect on our business or results of operations.

We could be adversely affected by a change in our credit rating or a disruption in the capital markets.
     Our ability to sustain or grow our business and to operate in a profitable manner depends to a significant extent upon our ability to access capital. We use capital principally to finance operations, purchase and develop land, construct houses and originate mortgage loans. Until recently, our access to capital was enhanced by the fact that our senior debt securities had an investment-grade credit rating from each of the principal credit rating agencies, and we were able to issue commercial paper. During the quarter ended December 31, 2007, Moody’s Investors Service, which we refer to as Moody’s, and Standard & Poors, which we refer to as S&P, lowered their ratings of our senior debt, and changed our commercial paper rating to non-prime. On May 7, 2008, S&P further lowered its ratings of our senior debt. See “Financial Condition and Liquidity” in Item 7 of this Report for additional information about our credit rating. As a result of our current rating, we do not have access to many financing strategies that are available to companies with investment grade ratings. As a consequence, it may become more difficult and costly for us to access the capital that is required in order to implement our business plans and operate our business. We may experience a further downgrade in our credit rating by the rating agencies that would likely result in increased costs for certain of our financing and also further restrict our ability to finance mortgage loan originations.
     As a result of the more recent adverse market conditions affecting mortgage loans, which worsened significantly in August 2007, CTX Mortgage Company, LLC no longer relies on asset-backed funding vehicles, such as HSF-I, for its mortgage funding needs. Instead, CTX Mortgage Company, LLC uses committed bank warehouse credit facilities.
     On May 7, 2008, S&P lowered our debt rating from BB+ to BB. This downgrade triggered a provision in CTX Mortgage Company, LLC’s $450 million committed bank warehouse credit facility which allows the bank to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans. On May 9, 2008, CTX Mortgage Company, LLC executed an amendment to the bank warehouse credit facility which lowered the commitment to $375 million, reset the debt ratings trigger that provides the bank the option to convert the facility to an amortizing loan if our credit rating falls below BB by S&P and Fitch or below Ba2 by Moody’s. A further downgrade in our credit rating by a rating agency could result in the wind-down of the $375 million warehouse credit facility. For more information about our current mortgage financing, see the “Financial Condition and Liquidity” section of Item 7 of this Report.
     A long-term or further disruption in the mortgage finance or capital markets could make it more difficult or more expensive for us to raise capital for use in our business, for our customers to obtain home loans or for us to sell loans originated by our Financial Services operations. Further, a reduction of the positive spread between the rate at which we can borrow and the rate at which we can lend could hurt our ability to profit from our loan origination business.
Our income tax provision and other tax reserves may be insufficient if any taxing authorities are successful in asserting tax positions that are contrary to our position.
     Significant judgment is required to determine our provision for income taxes and for our reserves for federal, state, local and other taxes. In the ordinary course of our business, there may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the tax treatment is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and other tax reserves. Such differences could have a material adverse effect on our income tax provision or benefits, or other tax reserves, in the period in which such determination is made and, consequently, on our results of operations for such period.
     From time to time, we are audited by various federal, state and local authorities regarding tax matters. We fully cooperate with all audits. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, we record appropriate adjustments, if any, in our financial statements in the period determined. We maintain reserves to provide for potential tax exposures relating to uncertain tax positions, based on reasonable estimates of our potential exposure (including interest and penalties, when applicable) that may result from audits. However, if the reserves are insufficient upon completion of any audit process, there could be an adverse impact on our financial position and results of operations.

New federal laws that adversely affect liquidity in the secondary mortgage market could hurt our business.
     The Government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. Any new federal laws that restrict or curtail their activities could affect the ability of our customers to obtain mortgage loans or increase mortgage interest rates, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
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
     We are required to maintain compliance with certain financial covenants in our multi-bank revolving credit facility. Material covenants include a maximum leverage ratio, a minimum tangible net worth requirement and a borrowing base limiting the amount of available borrowings. There can be no assurance that we will continue to comply with the covenants in our multi-bank revolving credit facility, and depending on our future results of operations, we may need to seek waivers or amendments from our lenders in future periods. Furthermore, there can be no assurance that our lenders will agree to such waivers or amendments on terms we regard as satisfactory.
     In addition, our committed bank warehouse credit facilities and loan agreements relating to certain of our joint ventures contain various affirmative and negative covenants and guarantees requested by lenders for facilities of these types. In order to continue to borrow funds under these facilities, we will need to continue to be in compliance with these covenants and guarantees.
     In general, with respect to our multi-bank revolving credit facility, bank warehouse credit facilities and loan agreements relating to certain of our joint ventures, if we fail to comply with any of the covenants or guarantees contained therein, which may occur if we experience additional asset impairments or incur additional net losses, we may be unable to obtain future financing for working capital, capital expenditures, letters of credit, acquisitions, debt service requirements or other requirements, or the credit providers could cause our debt to become immediately due and payable, or we may be required to make certain payments in connection with our joint venture indebtedness.
We may be subject to claims and liabilities in connection with sales of assets or discontinued businesses.
     Over the past several fiscal years, we have completed the sale of our international homebuilding operations, Home Equity and Construction Services in separate transactions to unrelated third parties. In addition, in March 2008, we sold a portfolio of 27 developed, partially developed and undeveloped properties to a joint venture and sold a portfolio of five resort/second home properties to a third party. Finally, in April 2008, we completed the sale of our home services operations. In connection with each of these transactions, we made representations and warranties to the purchasers of the applicable businesses or assets, agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify the purchasers against breaches of representations and warranties and other liabilities. In addition, certain of the businesses we sold had bonds or letters of credit outstanding at the date of sale, which were assumed by the purchasers, but for which we retain responsibility under indemnities or other direct contractual relationships with the sureties issuing the bonds or letters of credit. To date, we have not incurred any material losses in respect of claims asserted by the purchasers in connection with these transactions or claims asserted by sureties in respect of outstanding bonds or letters of credit. In addition, our liability to the purchasers is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable. However, there can be no assurance that we will not incur future liabilities to the purchasers in connection with these transactions or the sureties issuing any bonds or letters of credit or that the amount of such liabilities will not be material.

We may not realize our net deferred tax assets.
     As of March 31, 2008, we had gross deferred tax assets of $1.02 billion for which an $830 million valuation allowance was established in fiscal year 2008. The ultimate realization of the deferred tax assets is dependent upon a variety of factors, including taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Financial Accounting Standards Board (“FASB”) provides in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”) that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on our assessment, including the implementation of certain tax planning strategies, the realization of approximately $830 million of our deferred tax assets is dependent upon future taxable income and, accordingly, we have established a valuation allowance equal to such amount.
     The valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. An increase in the valuation allowance would reduce the carrying value of the deferred tax assets and increase the provision for income taxes in the reporting period, which would reduce net income for the period and could have a material adverse effect on our financial position and results of operations.
FORWARD-LOOKING STATEMENTS
This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.
     Certain information included in this Report or in other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, as amended. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future. Such statements include information related to anticipated operating results, financial resources, changes in interest rates and other developments and conditions in financing markets, changes in revenues, changes in profitability, interest expense, growth and expansion, our investment in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new neighborhoods, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and contractors, the ability to produce the liquidity and capital necessary for our business, the completion of and effects from planned transactions and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, press releases and presentations, on our web site and in other material released to the public.
     Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Report or another report or public statement made by us, such as those discussed in the risk factors contained in this Item 1A, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     In addition to land held as inventory in connection with our residential construction activities, we own the following properties:
     Home Building owns property in Phoenix, Arizona; Albemarle, North Carolina; Plant City, Florida and Prosper, Texas. These properties consist of office and warehouse space used to support our business.
     In addition to land we own and use in our operations, we lease office space under operating leases in the markets in which we operate throughout the United States. We believe that our existing facilities are suitable and adequate for our current and planned levels of operation. For additional information on our operating leases, see Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
     See “Item 1. Business” for additional information relating to our properties including land owned or controlled by our Home Building segment.
ITEM 3. LEGAL PROCEEDINGS
     In the normal course of our business, we and/or our subsidiaries are named as defendants in certain suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved, including those described below, are likely to have a material adverse effect on our consolidated financial condition or operations.
     In January 2003, we received a request for information from the United States Environmental Protection Agency, which we refer to as the EPA, pursuant to Section 308 of the Clean Water Act seeking information about compliance with permits regulating storm water discharges at projects that we had completed or were building. Subsequently, the EPA limited its request to Home Building’s operations at 30 neighborhoods. Home Building has provided the requested information and the United States Department of Justice, which we refer to as the Justice Department, acting on behalf of the EPA, has asserted that some of these and certain other neighborhoods have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building has been exploring methods of settling this matter. In May 2008, Home Building agreed to sign a consent decree with the EPA and various states with respect to our prior and future storm water pollution prevention practices at all of Home Building’s sites. When the consent decree is signed by all parties, the Justice Department will file suit in Federal Court in accordance with the accepted practice in matters of this nature and simultaneously submit the proposed consent decree for approval by the Court. A notice of lodging of the proposed consent decree will then be published in the Federal Register, which triggers the opening of a public comment period. The public comment period is typically 30 days. The Justice Department will review and respond to any comments it receives and will then ask the Court to sign and enter the proposed consent decree. The Court may require a hearing before it rules. Once the Court is satisfied, it will sign and enter the consent decree. We anticipate that the consent decree will become final during the second quarter of the fiscal year ending March 31, 2009. Under the proposed consent decree, Home Building will pay a civil penalty of $1,485,000, and will agree to certain management practices related to controlling storm water discharges at all of Home Building’s sites.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is an alphabetical listing of our executive officers as of May 11, 2008, as such term is defined under the rules and regulations of the SEC. Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving at the pleasure of the Board of Directors until a successor has been elected and qualified. There is no family relationship among any of these officers.

Name	Age	Positions with the Company or Business Experience
David L. Barclay	55
President, Western Region, of Centex Real Estate Corporation (since April 2007); Co-President and Co-Chief Operating Officer (West Operating Region) of Centex Real Estate Corporation from March 2006 to April 2007; Executive Vice President — West Coast Region of Centex Real Estate Corporation from May 2002 to March 2006; President — Northern California Division of Centex Real Estate Corporation from June 1996 to May 2002

Joseph A. Bosch	50
Senior Vice President — Human Resources since July 2006; Senior Vice President — Human Resources at Tenet Healthcare Corporation from August 2004 to June 2006; Chief People Officer at Pizza Hut, a unit of YUM! Brands, Inc. from June 1997 to July 2004

Timothy R. Eller	59
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

Mark D. Kemp	46
Senior Vice President and Controller of Centex Corporation since September 2004; interim Chief Financial Officer from June 2006 to October 2006; Vice President and Controller of Centex Corporation from December 2002 to September 2004; Partner and employee at Arthur Andersen LLP from December 1983 to August 2002

Catherine R. Smith	44
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

Robert S. Stewart	54
Senior Vice President — Strategy, Sales, Marketing and Corporate Development of Centex Corporation since July 2007; Senior Vice President — Strategy and Corporate Development from April 2005 to June 2007; Senior Vice President — Strategic Planning and Marketing from May 2000 to March 2005; Employee at the Weyerhaeuser Company from March 1977 to May 2000, during which time he held a range of key management positions, including positions in strategic planning

Brian J. Woram	47
Senior Vice President, Chief Legal Officer, General Counsel and Assistant Secretary of Centex Corporation (Secretary from December 2004 to March 2005); Senior Vice President, General Counsel and Assistant Secretary of Centex Real Estate Corporation from September 1998 to December 2004

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividends

	Year Ended March 31, 2008			Year Ended March 31, 2007
	Price			Price
	High	Low	Dividends	High	Low	Dividends
Quarter
First	$49.85	$39.59	$.04	$64.62	$44.13	$.04
Second	$44.23	$24.55	$.04	$55.70	$42.90	$.04
Third	$30.75	$17.77	$.04	$58.42	$48.34	$.04
Fourth	$30.29	$18.17	$.04	$56.45	$40.41	$.04
The principal market for our common stock is the New York Stock Exchange (ticker symbol CTX). The approximate number of record holders of our common stock at May 9, 2008 was 2,917.
The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is reported in Note (K), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements.
Share Repurchases
     From time to time, we have repurchased shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended March 31, 2008:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under
	Shares Purchased	Paid Per Share	Announced Plan	the Plan
Period
January 1-31	—	$—	—	9,399,700
February 1-29	—	$—	—	9,399,700
March 1-31	8,338	$24.21	—	9,399,700

Total (1)	8,338	$24.21	—

(1)
The 8,338 shares repurchased for the quarter ended March 31, 2008 represent the delivery to us by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to our share repurchase program.

     On May 11, 2006, our Board of Directors authorized the repurchase of 12 million shares of our common stock. After giving effect to repurchases after that date, the current approved repurchase authorization is 9,399,700 shares. Purchases are made in the open market or in block purchases, and such transactions may be effected from time to time or pursuant to share repurchase plans under SEC Rule 10b5-1. The share repurchase authorization has no stated expiration date.
Performance Graph
     The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the five fiscal years ended March 31, 2008 with the S&P 500 Index and the S&P Home Building Index.
     The comparison assumes $100 was invested on March 31, 2003 in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends in the form of cash or property. This graph is not intended to forecast the future performance of our common stock and may not be indicative of such future performance.

     On January 30, 2004, we spun-off shares of common stock and Class B common stock of Eagle Materials Inc. f/k/a Centex Construction Products, Inc., which we refer to as Construction Products, to its stockholders. For each share of Centex common stock owned, stockholders received 0.044322 shares of Construction Products common stock and 0.149019 shares of Construction Products Class B common stock. On June 30, 2003, we spun-off our stock in Cavco Industries, Inc. to our stockholders. For each share of Centex common stock owned, stockholders received 0.05 shares of Cavco. On the respective distribution dates, this number of shares had a public market value of $4.32, $8.13 and $0.97, respectively. For purposes of the following graph, it is assumed that each share of Construction Products and Cavco received in the distribution was immediately sold for its market value and the proceeds reinvested in additional shares of Centex common stock. The value of Centex common stock at March 31, 2008 therefore includes the value of the spin-off shares but not the separate performance of those securities since the respective dates of the spin-offs.
Comparative Five Year Cumulative Total Stockholder Return
Centex Corporation

	2003	2004	2005	2006	2007	2008
Centex Corporation	$100	$212	$225	$245	$165	$96
S&P 500 Index	$100	$135	$144	$161	$180	$171
S&P HB Index	$100	$213	$267	$294	$202	$118

ITEM 6. SELECTED FINANCIAL DATA
Summary of Selected Financial Data (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2008	2007	2006	2005	2004

Revenues	$8,275,562	$11,887,601	$12,742,666	$9,842,700	$8,078,056
Earnings (Loss) from Continuing Operations (2)	$(2,660,968)	$(9,477)	$1,212,665	$898,571	$695,742
Net Earnings (Loss)	$(2,657,482)	$268,366	$1,289,313	$1,011,364	$827,686
Stockholders’ Equity	$2,298,661	$5,112,269	$5,011,658	$4,280,757	$3,050,225
Net Earnings (Loss) as a Percentage of Average Stockholders’ Equity	(71.7%)	5.3%	27.8%	27.6%	29.0%
Total Assets	$8,137,332	$13,199,933	$21,364,999	$20,011,163	$16,077,260
Deferred Income Tax Assets, net	$191,246	$500,703	$248,004	$202,441	$121,445
Total Long-term Debt, Consolidated	$3,321,117	$3,960,310	$3,910,816	$3,155,640	$2,452,358
Debt (with Financial Services reflected on the equity method) (3)	$3,325,167	$3,902,117	$3,977,982	$3,103,510	$2,313,358
Financial Services’ Debt	337,053	1,663,040	2,077,215	1,695,855	1,676,718

Total Debt, Consolidated	$3,662,220	$5,565,157	$6,055,197	$4,799,365	$3,990,076

Capitalization (with Financial Services reflected on the equity method and excluding lot option minority interest) (3) (4)	$5,625,794	$9,037,452	$9,027,304	$7,424,651	$5,364,864
Financial Services Capitalization (4)	586,688	1,825,467	2,742,764	2,314,465	2,194,533
Lot Option Minority Interest (4)	75,344	152,936	492,096	415,413	332,668
Consolidating Eliminations	(249,184)	(161,492)	(664,376)	(617,248)	(516,280)

Total Capitalization, Consolidated	$6,038,642	$10,854,363	$11,597,788	$9,537,281	$7,375,785

Debt as a Percentage of Capitalization (4)
With Financial Services reflected on the equity method and excluding lot option minority interest (3)	59.1%	43.2%	44.1%	41.8%	43.1%
Consolidated	60.7%	51.3%	52.2%	50.3%	54.1%
Per Common Share
Earnings (Loss) from Continuing Operations Per Share — Basic (2)	$(21.71)	$(0.08)	$9.56	$7.18	$5.64
Earnings (Loss) from Continuing Operations Per Share — Diluted (2)	$(21.71)	$(0.08)	$9.13	$6.79	$5.38
Net Earnings (Loss) Per Share — Basic	$(21.68)	$2.23	$10.16	$8.08	$6.71
Net Earnings (Loss) Per Share — Diluted	$(21.68)	$2.23	$9.71	$7.64	$6.40
Cash Dividends	$0.16	$0.16	$0.16	$0.16	$0.10
Book Value Per Share Based on Shares Outstanding at Year End	$18.65	$42.61	$41.04	$33.51	$24.87

Average Shares Outstanding
Basic	122,577,071	120,537,235	126,870,887	125,226,596	123,382,068
Diluted	122,577,071	120,537,235	132,749,797	132,397,961	129,392,821

Stock Prices
High	$49.85	$64.62	$79.66	$66.14	$58.40
Low	$17.77	$40.41	$55.10	$39.94	$26.78

(1)
The selected financial data presented in this table, excluding stock prices for the periods covered by the financial statements included in this Report and all prior periods, have been derived from our audited financial statements and adjusted to reflect home services operations (sold in April 2008), Construction Services (sold in March 2007), Home Equity (sold in July 2006), International Homebuilding (sold in September 2005), Construction Products (spun off in January 2004) and Manufactured Homes (spun off in June 2003) as discontinued operations.

(2)
Earnings (Loss) from Continuing Operations are Before Cumulative Effect of a Change in Accounting Principle adopted in fiscal year 2004 associated with the initial consolidation of HSF-I pursuant to the provisions of FIN 46.

(3)
Represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment, and we have limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

(4)
Capitalization is composed of Debt, Minority Interest and Stockholders’ Equity. In the calculation of Capitalization, minority interest in fiscal years 2008, 2007, 2006, 2005 and 2004 excludes $75.3 million, $152.9 million, $492.1 million, $415.4 million and $332.7 million, respectively, of minority interests recorded in connection with the consolidation of certain entities with which Home Building has lot option agreements. This supplemental presentation is used by management in its financial and strategic planning and allows investors to compare us to other homebuilders, which may not have similar arrangements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes included in this Report.
Executive Summary
     Fiscal year 2008 was a very challenging year. Our results of operations for the year ended March 31, 2008 were materially affected by continuing adverse conditions impacting our homebuilding and mortgage lending operations. The market conditions continued to deteriorate significantly during the year ended March 31, 2008, and we are unable to predict whether they will deteriorate further, improve or what effects any future changes in market conditions would have on our business or results of operations. A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Year Ended March 31,
	2008	2007	2006

Revenues
Home Building	$7,965,614	$11,414,827	$12,272,203
Financial Services	309,948	468,001	462,223
Other	—	4,773	8,240

Total	$8,275,562	$11,887,601	$12,742,666

Earnings (Loss) from Continuing Operations
Before Income Taxes
Home Building	$(2,603,118)	$205,353	$2,084,829
Financial Services	(138,153)	84,530	84,465
Other	(133,887)	(183,097)	(288,556)

Total	$(2,875,158)	$106,786	$1,880,738

     Revenues for the year ended March 31, 2008 were $8.28 billion, which represents a 30.4% decrease compared to the year ended March 31, 2007. Earnings (loss) from continuing operations before income taxes for the year ended March 31, 2008 decreased to a loss of $2.88 billion. The decrease in our revenues and the loss from continuing operations before income taxes during the year ended March 31, 2008 are primarily attributable to continuing adverse conditions affecting our homebuilding and mortgage lending operations.
     Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn, which directly and adversely affected, and continues to adversely affect, our business and results of operations. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies based upon geographic market, product segment and the time since commencement of the downturn:
•	increased inventory of new and existing homes for sale, including the impact of increases in residential foreclosures,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions,

•	a decrease in the affordability of housing in selected markets as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers,

•	a decline in homebuyer demand due to lower consumer confidence in the consumer real estate market and an inability of many homebuyers to sell their existing homes, and

•
pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives, to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

     The inventory of new and existing homes for sale remains high as homebuilders have continued to build homes and attempt to liquidate unsold inventory as residential foreclosures continue to increase. The decline in homebuyer demand can be attributed to, in part, concerns of prospective homebuyers that prices will continue to decline and, in fact, the excess supply of homes for sale and the need for builders to generate cash have caused homebuilders and other home sellers to reduce prices. In addition, many prospective homebuyers have been unable to sell their existing homes. Moreover, during fiscal year 2008, the mortgage markets experienced significant disruptions which led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements for homebuyers, reduced mortgage loan liquidity and increased credit risk premiums. As a result, prospective borrowers experienced more difficulty or greater expense in obtaining loans, or were subject to increased credit score or down payment requirements, which further reduced the demand for homes and mortgage loans during the year.
     These market conditions materially impacted Home Building’s operating results for the year ended March 31, 2008 as evidenced by the following:
•	a $3,449.2 million decrease in homebuilding revenues, net of discounts,

•	$1,792.4 million in land-related impairments,

•	$388.7 million in losses on land sales,

•	$120.4 million in write-offs of land deposits and pre-acquisition costs,

•	$100.5 million in our share of joint ventures’ impairments, and

•	$78.2 million in goodwill impairments.
     During the year, we assessed our neighborhoods and land for possible land-related impairments. The market conditions during the year adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment evaluations, and we recorded significant impairments totaling $1,792.4 million. During the year ended March 31, 2008, 410 land-related impairments were recorded representing 296 neighborhoods and land investments, certain of which have been impaired more than once. Land-related impairments during the year ended March 31, 2007 represented 83 neighborhoods and land investments. During the fourth quarter of fiscal year 2008, we recorded $300.0 million in impairments. At March 31, 2008, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the quarter ended March 31, 2008 was $174.8 million. If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.
     In March 2008, we sold a portfolio of 27 developed, partially-developed and undeveloped properties to a joint venture funded principally by certain investment funds for $161.2 million in cash. The portfolio of assets sold includes properties that represent 8,545 lots in 27 neighborhoods across 11 states, with the majority located in California and Nevada. In March 2008, we also sold a portfolio of five resort/second home properties to a third party for $53.7 million in cash, net of $14.9 million in seller financing for one of the properties. The resort/second home properties sold include properties located in Texas, North Carolina and New Hampshire. Total losses related to these transactions were approximately $442.1 million. These transactions resulted in the realization of significant tax losses and a refund from tax authorities of taxes paid in prior years.
     These transactions are consistent with our near-term goals of reducing our land supply and generating cash. These land sales accelerate our move to a more asset-light operating model, sharpen our focus on core markets and consumer segments, reduce future land development cash obligations and monetize approximately $350 million of our deferred tax assets. For additional information on these land sale transactions, please refer to the Home Building discussion later in this section.
     Our homebuilding operations also experienced a significant decline in operating margin primarily attributable to lower home prices, increases in discounts and sales incentives, including increases in seller-paid financing and closing costs, and increases in sales commissions to help stimulate sales and close homes. In addition, customer cancellation rates remain elevated when compared to historical levels. Customer discounts have increased since the fourth quarter of fiscal year 2006. Customer discounts increased to 12.3% of housing revenues for the year ended March 31, 2008, up from 7.1% for the year ended March 31, 2007. As a percentage of revenues, closing and financing costs have increased from 3.0% to 3.3% for the year ended March 31, 2008 as compared to the year ended March 31, 2007. Sales commissions, as a percentage of revenues, have increased from 4.2% to 4.6% for the year ended March 31, 2008 as compared to the year ended March 31, 2007.
     Financial Services’ operating loss for the year ended March 31, 2008 was $138.2 million as compared to operating earnings of $84.5 million for the year ended March 31, 2007. For the year ended March 31, 2008, mortgage loan origination volume decreased 27.7%. This change is primarily attributable to the adverse conditions in the mortgage markets described above, which also resulted in a significant decrease in revenues and a $158.5 million increase in provisions for losses on mortgages loans for the year ended March 31, 2008. Continued adverse market conditions and further declines in homebuyer demand could have a negative impact on Financial Services’ future operating results.

     We anticipate that our business and results of operations will continue to be affected by the difficult industry conditions for some time. In general, we believe that our existing sources of funding, including cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements for at least the next twelve months. However, further deterioration in market conditions, including lower demand or prices for our homes or further disruptions of the mortgage markets, would likely result in declines in sales of our homes, accumulation of unsold inventory and margin deterioration, as well as potential additional land-related impairments and write-offs of deposits and pre-acquisition costs, which could reduce cash flow and profits and require that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.
     We believe the fundamentals that support homebuyer demand in the long-term remain solid and the current market conditions will moderate and improve over time; however, we cannot predict the duration of the current market conditions. We continue to adjust our operations in response to market conditions by reducing our unsold inventory, reducing our land position, and lowering our costs. Our unsold inventory has decreased from 4,909 units as of March 31, 2007 to 1,754 units as of March 31, 2008. Since March 31, 2007, our total land position has decreased by 71,651 lots or 44.8%. Further, Home Building’s selling, general and administrative expenses have decreased from $1,523.0 million for the year ended March 31, 2007 to $1,111.6 million for the year ended March 31, 2008. We are also working to reduce the costs of constructing our homes, although in many cases, cost savings will not be realized until future periods.
     During the year ended March 31, 2008, we generated $1,480.6 million in cash flows from operating activities, which was primarily derived through decreases in Home Building’s inventories and Financial Services’ proceeds from sales of mortgage loans that were not reinvested in new mortgage loans. The decreases in Home Building’s inventories were primarily the result of units closed and reductions in land acquisition and development.
FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007
HOME BUILDING
     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2008 (dollars in thousands except per unit data):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Revenues — Housing	$7,529,191	(31.6%)	$11,014,975	(7.6%)
Revenues — Land Sales and Other	436,423	9.1%	399,852	13.7%
Cost of Sales — Housing	(6,543,086)	(23.9%)	(8,599,465)	1.7%
Cost of Sales — Land Sales and Other	(2,721,219)	160.5%	(1,044,455)	251.7%
Selling, General and Administrative Expenses	(1,111,641)	(27.0%)	(1,523,001)	0.4%
Goodwill Impairments	(78,236)	100.0%	—	—
Earnings (Loss) from Unconsolidated Entities (1)	(128,902)	74.7%	(73,782)	(194.8%)
Other Income	14,352	(54.0%)	31,229	282.1%

Operating Earnings (Loss) (2)	$(2,603,118)	NM	$205,353	(90.2%)

Operating Earnings (Loss) as a Percentage of
Revenues:
Housing Operations (3)	(1.7%)	(9.8)	8.1%	(8.2)
Total Homebuilding Operations	(32.7%)	(34.5)	1.8%	(15.2)

NM = Not Meaningful

(1)	Earnings (Loss) from Unconsolidated Entities include our share of joint ventures’ impairments.

(2)	Operating earnings (loss) represent Home Building’s earnings exclusive of certain homebuilding corporate general and administrative expenses.

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

     Home Building consists of the following reporting segments with operations located in the following states:
     East: Georgia (Savannah only), Maryland, New Jersey, North Carolina, South Carolina and Virginia
     Southeast: Florida, Georgia (Atlanta only) and Tennessee
     Central: Indiana, Illinois, Michigan, Minnesota and Missouri
     Texas: Texas
     Northwest: Colorado, Hawaii, Nevada (except Las Vegas), Northern California, Oregon, Washington
     Southwest: Arizona, Southern California, Nevada (Las Vegas only), New Mexico
     Other homebuilding (1)
(1)
Other homebuilding includes certain resort/second home projects in Florida that we plan to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

	For the Years Ended March 31,
	2008		2007
		Change		Change
Units Closed
East	5,345	(20.5%)	6,720	(5.6%)
Southeast	3,417	(36.4%)	5,374	(16.4%)
Central	3,718	(22.4%)	4,789	(19.8%)
Texas	5,772	(18.5%)	7,083	2.7%
Northwest	4,062	(13.7%)	4,709	2.8%
Southwest	4,537	(26.9%)	6,209	(8.5%)
Other homebuilding	351	(61.0%)	901	(38.0%)

	27,202	(24.0%)	35,785	(8.8%)

Average Revenue Per Unit
East	$303,202	(6.5%)	$324,286	(4.3%)
Southeast	$257,726	(14.1%)	$300,105	3.4%
Central	$201,633	(7.0%)	$216,737	(0.4%)
Texas	$166,426	4.8%	$158,775	6.2%
Northwest	$397,952	(10.4%)	$444,113	(4.3%)
Southwest	$347,576	(18.1%)	$424,323	1.9%
Other homebuilding	$353,900	(4.7%)	$371,255	48.2%
Total Home Building	$276,788	(10.1%)	$307,810	1.3%
Revenues
     Housing revenues decreased for the year ended March 31, 2008 as compared to fiscal year 2007 due to decreases in units closed and average revenue per unit. For the year ended March 31, 2008, average revenue per unit (which is net of customer discounts) decreased primarily as a result of increases in discounts and lower prices experienced in many of our markets. Customer discounts increased to 12.3% of housing revenues for the year ended March 31, 2008, up from 7.1% for fiscal year 2007. For the year ended March 31, 2008, our closings declined when compared to the prior year as a result of decreases in sales orders caused principally by the challenging market conditions as described above.
     Revenues from land sales and other increased 9.1% to $436.4 million for the year ended March 31, 2008 as compared to the prior year. Although the timing and amount of land sales vary from period to period, the increase in revenues from land sales is primarily the result of the sale of a portfolio of 27 properties to a joint venture, the sale of a portfolio of five resort/second home properties and other sales of land that required significant future development spending and did not meet our strategic objectives.

     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below.

	For the Years Ended March 31,
	2008		2007
		Change		Change
Average Operating Neighborhoods (1)	646	(6.0%)	687	9.7%
Closings Per Average Neighborhood	42.1	(19.2%)	52.1	(16.9%)

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment that has completed at least one sale and has ten or more units remaining to sell.
     Our neighborhood count as of March 31, 2007 was 690 neighborhoods, and it has steadily decreased to a neighborhood count of 602 as of March 31, 2008. The drop in neighborhood count is primarily the result of our decision to build-out and not reinvest in certain markets and our decision to sell certain properties that did not meet our strategic initiatives.
Operating Margins
     Homebuilding operating margins (consisting of operating earnings or loss as a percentage of revenues) declined to (32.7%) for the year ended March 31, 2008 as compared to 1.8% for the year ended March 31, 2007. The decrease in homebuilding operating margins as compared to the prior year is primarily attributable to the following factors: (1) decreases in revenues, net of discounts, (2) land-related and goodwill impairments, (3) losses on land sales, (4) write-offs of land deposits and pre-acquisition costs, and (5) our share of joint ventures’ impairments. The $128.9 million in losses from unconsolidated entities for the year ended March 31, 2008 includes $100.5 million of our share of joint ventures’ impairments and losses.
     Home Building’s operating margins were impacted by $388.7 million in losses on land sales. In March 2008, we sold a portfolio of 27 developed, partially-developed and undeveloped properties to a joint venture funded principally by certain investment funds for $161.2 million in cash. The portfolio of assets sold includes properties that represent 8,545 lots in 27 properties across 11 states, with the majority located in California and Nevada. The joint venture is led by RSF Partners, Inc. and includes funds under management by Farallon Capital Management, L.L.C. and Greenfield Partners, L.L.C. We have a 5% interest in the joint venture, and we have the right to receive a greater share of distributions if certain financial targets are met.
     We deposited with the joint venture $1.9 million for options to purchase 350 lots. Included in revenues — land sales and other is $150.5 million related to this transaction which excludes proceeds for lots sold and subsequently optioned back from the joint venture which was accounted for as a financing transaction. The book value of the properties sold was $528.5 million, excluding capitalized interest of $28.6 million. In connection with the sale, we incurred $12.8 million in transaction costs. Cost of sales — land sales and other includes $542.4 million and cost of sales — housing includes $27.5 million related to this transaction.
     In March 2008, we also sold a portfolio of five resort/second home properties to a third party for $53.7 million in cash, net of $14.9 million in seller financing for one of the properties. The resort/second home properties sold include properties located in Texas, North Carolina and New Hampshire. We have agreed to finance future construction on two of the properties sold for a maximum commitment of $23.9 million. We have a contingent receivable of $8.1 million that will be recognized if and when the contingency is resolved.
     These transactions are consistent with our near-term goals of reducing our land supply and generating cash. These land sales accelerate our move to a more asset-light operating model, sharpen our focus on core markets and consumer segments, reduce future land development cash obligations and monetize a portion of our deferred tax assets through the expected receipt of a tax refund of approximately $350 million.
     Homebuilding operating margins were also significantly impacted by $1,792.4 million of land-related impairments in the year ended March 31, 2008. We regularly assess our land holdings, including our lot options, taking into consideration changing market conditions and other factors. In connection with our quarterly neighborhood assessments, during the quarter ended March 31, 2008, we reviewed approximately 970 housing projects and land investments for potential land-related impairments. Approximately 868 of these housing projects are owned land positions that are either designated as active neighborhoods, are under development but are not considered active neighborhoods, are currently held for sale or will be developed in future periods. The remaining 102 housing projects represent controlled land positions approved for purchase. Land-related impairments during the quarter ended March 31, 2008 represented 94 neighborhoods and land investments, some of which have been impaired more than once.
     In addition to land-related impairments, we recorded $78.2 million in goodwill impairments, which represents 64.4% of our total homebuilding goodwill balance at the beginning of our fiscal year. The goodwill impairments contributed to the decrease in homebuilding operating margins for the year ended March 31, 2008.
     Also, during the year ended March 31, 2008, we determined it was probable we would not exercise certain lot option contracts, which resulted in a write-off of 108 option contracts and related pre-acquisition costs, resulting in a remaining balance of 145 outstanding option contracts and deposits (including contracts in the due diligence process) at March 31, 2008.
     The following table summarizes Home Building’s impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Years Ended March 31,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments (1)	Write-offs	Impairments	Impairments	Write-offs
East	$559	$62,904	$45,673	$—	$63,023	$58,886
Southeast	24,202	260,834	16,798	—	51,321	30,286
Central	5,359	74,485	13,782	—	30,440	39,105
Texas	3,499	1,230	2,141	—	3,502	522
Northwest	20,316	478,118	22,701	—	61,119	66,845
Southwest	24,301	742,824	19,199	—	104,296	162,165
Other homebuilding	—	172,034	131	—	10,212	2,190

	$78,236	$1,792,429	$120,425	$—	$323,913	$359,999

(1)	Land-related impairments include direct construction impairments of $14.9 million for the year ended March 31, 2008.
     We assess the recoverability of our investment in land holdings on a quarterly basis. Continued deterioration in demand and market conditions could result in significant additional impairments and a decision to not exercise additional lot option contracts, which would result in additional write-offs. In addition, we could incur additional losses and impairments related to our joint ventures. Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (C), “Inventories,” of the Notes to Consolidated Financial Statements for additional details on our land holdings.
     Home Building’s selling, general and administrative expenses decreased $411.4 million for the year ended March 31, 2008 when compared to fiscal year 2007. Although the decrease in Home Building’s selling, general and administrative expenses during the year ended March 31, 2008 was substantial, representing a decrease of 27.0% as compared to the prior year, the percentage decrease did not keep pace with the percentage decrease in Home Building’s revenues, which were 30.2% less than the prior year. The decrease in selling, general and administrative expenses for the year ended March 31, 2008 is primarily due to decreases in compensation and benefit costs as a result of reductions in personnel and decreases in our estimated performance-related incentive compensation. As a percentage of revenues during the year ended March 31, 2008, we increased advertising and marketing costs, sales commissions and sales incentives, when compared to the prior year, to help stimulate sales orders and sell our existing inventory. The following table summarizes Home Building’s selling, general and administrative expenses (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Compensation and Benefits	$408,932	(35.8%)	$636,748	(10.8%)
Sales Commissions	364,236	(21.6%)	464,469	6.7%
Advertising and Marketing	145,919	(26.9%)	199,488	18.6%
Other	192,554	(13.4%)	222,296	11.0%

Selling, General and Administrative Expenses	$1,111,641	(27.0%)	$1,523,001	0.4%

SG&A as a Percentage of Revenues	14.0%	0.7	13.3%	0.9

Sales Orders, Backlog Units and Land Holdings
     The following tables summarize sales orders and backlog units:

	For the Years Ended March 31,
	2008		2007
		Change		Change
Sales Orders (in Units)
East	4,787	(12.9%)	5,495	(19.7%)
Southeast	3,234	(5.6%)	3,425	(39.9%)
Central	3,310	(22.5%)	4,271	(24.2%)
Texas	5,413	(21.7%)	6,914	(1.1%)
Northwest	3,629	(15.6%)	4,300	(6.5%)
Southwest	4,124	(9.1%)	4,539	(36.9%)
Other homebuilding	160	52.4%	105	(90.1%)

	24,657	(15.1%)	29,049	(23.6%)

Sales Per Average Neighborhood	38.2	(9.7%)	42.3	(30.4%)

	As of March 31,
	2008		2007
		Change		Change
Backlog Units
East	1,290	(30.2%)	1,848	(39.9%)
Southeast	1,336	(12.0%)	1,519	(56.2%)
Central	1,116	(36.0%)	1,744	(22.9%)
Texas	1,877	(7.1%)	2,020	(7.7%)
Northwest	1,250	(30.7%)	1,805	(18.5%)
Southwest	874	(41.8%)	1,503	(52.6%)
Other homebuilding	3	(98.6%)	212	(79.0%)

	7,746	(27.3%)	10,651	(38.7%)

     For the year ended March 31, 2008, sales orders declined in all of the regions in which we do business when compared to the prior year except for the Other homebuilding segment. We expect that the decreases in sales orders will have a negative impact on our closings in fiscal year 2009.
     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders are a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, as well as the inability of some prospective buyers to sell their existing homes. The decline in homebuyer demand has also been caused by the tightened homebuyer credit requirements. These factors are evidenced by lower customer traffic and cancellation rates that are much higher than our long-term average cancellation rates ranging from 18% to 26%. For the years ended March 31, 2008 and 2007, cancellation rates were 32.1% and 35.5%, respectively.

     In light of the continuing adverse market conditions, our strategy is to focus on selling homes and reducing inventories, reducing costs, generating cash and simplifying our business. We curtailed speculative housing starts so that we could reduce our speculative inventory and facilitate our transition to an operating model more focused on constructing homes from a sold backlog. Total speculative inventory decreased 64.3% to 1,754 units, excluding models, at March 31, 2008 compared to 4,909 units at March 31, 2007. We have also taken steps to reduce our land position. The following table summarizes our land position:

	As of March 31,
	2008			2007
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots

East	15,417	7,043	22,460	18,604	25,829	44,433
Southeast	21,187	2,442	23,629	25,485	7,113	32,598
Central	5,163	1,948	7,111	8,851	5,303	14,154
Texas	13,057	3,467	16,524	16,113	10,405	26,518
Northwest	5,887	2,217	8,104	10,388	6,224	16,612
Southwest	8,419	1,030	9,449	14,694	6,755	21,449
Other homebuilding	1,092	—	1,092	4,176	80	4,256

	70,222	18,147	88,369	98,311	61,709	160,020

Change	(28.6%)	(70.6%)	(44.8%)	(9.7%)	(67.0%)	(45.9%)
     Capitalized costs related to lots owned are included in land under development and land held for development and sale. Lot counts related to completed homes or homes under construction are excluded from the totals above. The dollar amounts related to these lot counts are classified as direct construction, a component of housing projects, in our Consolidated Balance Sheets. The direct construction lot counts as of March 31, 2008 and March 31, 2007 were 7,324 and 13,301 respectively, including 1,323 and 1,608 respectively, of lots for model homes completed or under construction.
     We decreased our total land position when compared to March 31, 2007 with the most pronounced declines occurring in lots controlled. The decrease in our land position for the year ended March 31, 2008 is a result of our decision to decrease land purchases and new lot option arrangements and our decision to sell certain parcels of land. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to seek opportunities to reduce our land position. These steps may include one or more sales of land. As compared to March 31, 2007, our total land position has decreased by 71,651 lots or 44.8%. Included in our total land position are 3,429 and 6,115 lots controlled through joint venture arrangements as of March 31, 2008 and 2007, respectively. We have completed due diligence on 11,093 lots of the 18,147 lots we control. Generally, lots where we have completed due diligence have more substantial deposits and pre-acquisition costs incurred, and the deposits are non-refundable.

Regional Discussion
     Changes in revenues and operating earnings for our homebuilding reporting segments are outlined in the table below:

	For the Years Ended March 31,
	2008		2007
		Change		Change
Revenues
East	$1,673,236	(25.8%)	$2,255,702	(7.7%)
Southeast	940,121	(44.2%)	1,686,003	(15.0%)
Central	764,309	(27.1%)	1,048,883	(19.9%)
Texas	977,063	(15.4%)	1,154,702	8.6%
Northwest	1,672,957	(21.1%)	2,121,669	(1.0%)
Southwest	1,695,140	(37.9%)	2,730,392	(3.9%)
Other homebuilding	242,788	(41.8%)	417,476	(14.0%)

	$7,965,614	(30.2%)	$11,414,827	(7.0%)

Operating Earnings (Loss)
East	$(81,440)	(153.6%)	$151,821	(66.2%)
Southeast	(422,428)	(487.9%)	108,902	(70.9%)
Central	(136,144)	151.0%	(54,231)	(162.0%)
Texas	32,256	(65.4%)	93,209	9.3%
Northwest	(595,784)	(628.1%)	112,824	(77.3%)
Southwest	(1,163,622)	546.5%	(179,995)	(134.5%)
Other homebuilding	(235,956)	768.2%	(27,177)	(138.6%)

	$(2,603,118)	NM	$205,353	(90.2%)

East
     Revenues decreased 25.8% for the year ended March 31, 2008 primarily due to significant decreases in revenues in the Hilton Head, Washington, D.C., Myrtle Beach and New Jersey markets. These same four markets were also primarily the reason for the 20.5% decrease in units closed when compared to the year ended March 31, 2007. Average revenue per unit decreased 6.5% when compared to the prior year, with the largest decrease occurring in the Washington, D.C. market. Discounts as a percentage of housing revenues increased to 11.2%, as all markets in the East region experienced an increase in discounts. Sales orders decreased 12.9% when compared to the prior year primarily due to decreases in customer traffic and neighborhood counts, while cancellation rates improved slightly from 25.8% to 24.2% for the current fiscal year.
     Operating earnings decreased $233.3 million to a loss of $81.4 million for the year ended March 31, 2008 as compared to the prior year with most of the decrease occurring in the Washington, D.C., Myrtle Beach and New Jersey markets. The decrease in operating earnings is primarily the result of losses on land sales and a decrease in average revenue per unit and increases in discounts and sales incentives.
Southeast
     For the year ended March 31, 2008, a 36.4% decrease in units closed was the primary contributor to the 44.2% decrease in revenues when compared to the year ended March 31, 2007. All markets in the Southeast region experienced substantial decreases in revenues and units closed. Average revenue per unit decreased 14.1% when compared to the prior year primarily due to an increase in discounts from 8.7% for the year ended March 31, 2007 to 15.4% for the year ended March 31, 2008. Although cancellation rates improved from 40.6% to 28.5% for the current fiscal year, sales orders decreased 5.6%. Significant sales order increases were experienced in the Southwest Florida and Nashville markets primarily due to improvements in cancellation rates and traffic counts.
     The Southeast region incurred an operating loss of $422.4 million for the year ended March 31, 2008 as compared to earnings of $108.9 million in the prior year. The Nashville market was the only market in the Southeast region that reported operating earnings for the year ended March 31, 2008. A substantial portion of the operating loss for fiscal year 2008 can be attributed to the Southwest Florida and Southeast Florida markets, which also recorded the majority of the land-related impairments, losses on land sales and goodwill impairments in the region.

Central
     Revenues for the year ended March 31, 2008 decreased 27.1% primarily due to a 22.4% decrease in units closed as compared to the year ended March 31, 2007. All markets in the Central region experienced significant decreases in units closed. Discounts as a percentage of housing revenues increased to 12.5% for the year ended March 31, 2008, which contributed to the 7.0% decrease in average revenue per unit. Sales orders decreased 22.5% as the region experienced a 32.7% decrease in customer traffic. Cancellation rates improved slightly from 33.4% to 31.9% when compared to the prior year.
     The majority of the Central region’s operating loss of $136.1 million for the year ended March 31, 2008 can be attributed to land-related impairments and losses on land sales. The Detroit market recognized the majority of the Central region’s land-related impairments. All markets within the Central region reported a decrease in operating earnings for the year ended March 31, 2008.
Texas
     Revenues for the Texas region for the year ended March 31, 2008 decreased 15.4% compared to the prior year. The decrease in revenues was primarily due to an 18.5% decrease in units closed, which was partially offset by a 4.8% increase in average revenue per unit. All markets within the Texas region experienced decreases in revenues and units closed. The largest dollar decrease in revenues occurred in the Dallas/Ft. Worth market, which also experienced the largest decrease in units closed. Average revenue per unit increased in all markets in the Texas region, despite an increase in discounts from 3.6% to 5.1% for the year ended March 31, 2008. Sales orders decreased 21.7%. The largest decrease in sales orders occurred in the Dallas/Ft. Worth market where customer traffic has declined and cancellation rates have increased.
     Operating earnings for the year ended March 31, 2008 were $32.3 million, a $61.0 million decrease when compared to the same period in the prior year. The Texas region was the only one of our regions to realize operating earnings. The decrease in operating earnings is primarily the result of discounts and sales incentives, and a loss on a land sale in the Dallas/Ft. Worth market. To date, the Texas region has been less affected by the challenging market conditions experienced in other regions, which we believe results from the moderate growth rates and price appreciation realized in this region in prior periods. In addition, the Texas region has been the least impacted by land-related impairments and write-offs of deposits and pre-acquisition costs.
Northwest
     Revenues for the year ended March 31, 2008 decreased 21.1% as compared to the year ended March 31, 2007, which was due to a combination of a 10.4% decrease in average revenue per unit and a 13.7% decrease in units closed. All markets in the Northwest region experienced decreases in revenues with the exception of the Reno market. The Reno market was the only market within the Northwest region to experience an increase in average revenue per unit and units closed. Discounts as a percentage of housing revenues increased to 14.6% for the year ended March 31, 2008, with the largest increase occurring in the Sacramento market. Sales orders for the year ended March 31, 2008 decreased 15.6% primarily due to decreases in customer traffic and neighborhood counts. The Reno market was the only market within the Northwest region to experience an increase in sales orders.
     The Northwest region experienced an operating loss of $595.8 million for the year ended March 31, 2008 as compared to earnings of $112.8 million in the prior year. Almost all of the operating loss, which includes significant land-related impairments and losses on land sales, was realized in the Reno, Bay Area and Sacramento markets. The Portland and Hawaii markets were the only markets within the region to generate operating earnings.
Southwest
     The decrease in the Southwest region’s revenues for the year ended March 31, 2008 was primarily due to a 26.9% decrease in units closed and an 18.1% decrease in average revenue per unit when compared to the prior year. The largest decreases in units closed were experienced in the Southern California Coastal and Inland Empire markets. The Southwest region experienced the largest decrease in average revenue per unit of all of our regions. Additionally, discounts as a percentage of housing revenues increased to 13.7% for the year ended March 31, 2008, with the most significant discounts offered in the Phoenix market. Sales orders decreased 9.1% when compared to the year ended March 31, 2007 despite the fact that cancellation rates improved from 45.3% to 38.7% for the year ended March 31, 2008.

     The Southwest region experienced operating losses of $1,163.6 million and $180.0 million for the years ended March 31, 2008 and 2007, respectively. The Southwest region incurred the most substantial operating losses of all of our regions for the year. The most significant operating losses occurred in the Phoenix and Inland Empire markets. The operating loss for the year ended March 31, 2008 includes $742.8 million in land-related impairments and $156.9 million in losses on land sales. The operating loss is also reflective of a decrease in average revenue per unit, which was not offset by commensurate reductions in construction costs, and increases in discounts and sales incentives.
Other homebuilding
     Other homebuilding is primarily comprised of certain operating segments that are not part of our long-term strategy. The projects in these operating segments will be built out and liquidated. Certain homebuilding ancillary businesses and certain income and expenses that are not allocated to our operating segments are reported in this segment.
     The Other homebuilding region experienced an operating loss of $236.0 million for the year ended March 31, 2008 as compared to a loss of $27.2 million in the prior year. This decrease in operating earnings is primarily the result of $172.0 million in land-related impairments in the year ended March 31, 2008. These land-related impairments were all recognized on projects located in Texas, North Carolina and New Hampshire in connection with the sale of certain resort/second home properties.
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
     As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, during fiscal year 2006, we began to focus our mortgage operations on Builder loans to support Home Building. Retail mortgage originations represented approximately 54.8%, 53.0%, and 61.3% of total mortgage originations during the fiscal years ended March 31, 2008, 2007, and 2006, respectively. However, we expect Retail mortgage originations to decline during the fiscal year ending March 31, 2009. We anticipate the reduction in total Retail mortgage originations may have a negative impact on Financial Services’ operating results.
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
     Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks. Following unprecedented disruptions in the mortgage markets during the second quarter of fiscal year 2008, CTX Mortgage Company, LLC discontinued sales of mortgage loans to HSF-I, and is now relying on committed bank warehouse credit facilities to provide funding for its loan originations. HSF-I was a variable interest entity of which we were the primary beneficiary, and it was consolidated in our financial statements. In November 2007, we terminated HSF-I and all of its outstanding obligations were redeemed.

     The following summarizes Financial Services’ results for the two-year period ended March 31, 2008 (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Revenues	$309,948	(33.8%)	$468,001	1.3%
Cost of Sales	(54,380)	(39.8%)	(90,328)	37.1%
Selling, General and Administrative Expenses	(393,721)	34.3%	(293,143)	(6.0%)

Operating Earnings (Loss)	$(138,153)	(263.4%)	$84,530	0.1%

Operating Margin	(44.6%)	(62.7)	18.1%	(0.2)
Financial Services Margin (1)	(54.1%)	(76.5)	22.4%	1.1

Net Interest Income	$16,024	(49.1%)	$31,478	(17.6%)

Average Interest Earning Assets	$1,016,653	(37.0%)	$1,612,851	2.4%
Average Yield	6.93%	(0.62)	7.55%	0.94
Average Interest Bearing Liabilities	$909,213	(42.1%)	$1,571,509	(0.2%)
Average Rate Paid	6.13%	0.34	5.79%	1.61

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

     Financial Services’ revenues for the year ended March 31, 2008 decreased as compared to the prior year due to decreases in gain on sale of mortgage loans, broker fees and interest income. Contributing to the decrease in interest income and average yield was an increase in contractually delinquent loans that are not accruing interest. Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more. At March 31, 2008 and 2007, mortgage loans, on which revenue was not being accrued, were $162.9 million and $37.8 million, respectively. For the year ended March 31, 2008, cost of sales, which is solely comprised of interest expense, declined as compared to the prior year as a result of decreases in average interest bearing liabilities. These decreases in average interest bearing liabilities were partially offset by the effect of higher short-term borrowing costs.
     During the year ended March 31, 2008, Financial Services recorded significant mortgage loan loss provisions as a component of selling, general and administrative expenses. The most significant provision during the year ended March 31, 2008 was recorded in connection with Financial Services’ construction loans. A construction loan is a loan supporting the construction of a home on the borrower’s lot. Construction on the home must be completed before a construction loan can be modified into a permanent loan (i.e., a mortgage loan held for sale) and sold to a third party. Due to their lengthy holding period, construction loans are susceptible to market value and credit risks. Recent significant changes in the mortgage markets, declining property values and increasing delinquencies were the primary drivers behind the significant loss provisions recorded by Financial Services during the year ended March 31, 2008. These factors also contributed to Financial Services’ decision in the second quarter of fiscal year 2008 to discontinue the origination of new construction loans. For additional information on Financial Services’ provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve.” The following table summarizes Financial Services’ provisions (dollars in thousands):

	For the Years Ended March 31,
	2008	2007

Provision for Losses on Mortgage Loans	$170,365	$11,843
Provision for Losses on Real-estate Owned	5,744	114
Anticipated Losses for Loans Originated	6,291	(459)

Total Provisions	$182,400	$11,498

     In addition to the provisions discussed above, Financial Services recorded a $6.9 million impairment on its construction loans during the year ended March 31, 2007. The increase in selling, general and administrative expenses discussed above was partially offset by decreases in branch operating expenses, branch and corporate compensation, and sales incentives. Operating margin and Financial Services margin for the year ended March 31, 2008 decreased primarily due to increases in loss provisions.
     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services for the years ended March 31, 2008 and 2007 (dollars in thousands, except for average loan size and volume):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Loan Sales to Investors
Volume (in millions)	$9,258.0	(14.0%)	$10,766.4	(9.1%)
Number of Loans Sold	44,687	(12.7%)	51,170	(17.4%)
Gain on Sale of Mortgage Loans	$125,600	(23.9%)	$164,995	0.1%

Loans Brokered to Third Party Lenders
Volume (in millions)	$1,807.1	(46.1%)	$3,353.8	(6.0%)
Number of Brokered Loans	5,378	(51.1%)	11,005	(14.5%)
Broker Fees	$32,382	(50.7%)	$65,663	(4.8%)

Average Loan Size
Loans Sold to Investors	$207,176	(1.5%)	$210,407	10.1%
Loans Brokered to Third Party Lenders	$336,016	10.3%	$304,767	10.0%
     In addition to a decrease in the volume of loan sales to investors, gain on sale of mortgage loans decreased for the year ended March 31, 2008 primarily as a result of unfavorable pricing on: (1) the sale of mortgage loan products that have been eliminated due to the disruptions in the mortgage markets, and (2) accelerated mortgage loan sales necessitated by the termination of HSF-I which negatively impacted Financial Services’ liquidity. The unfavorable pricing on mortgage loans was partially offset by a shift in the product mix of loans originated to more conforming loans, which generate higher service release premiums than nonconforming loans. Broker fee income decreased for the year ended March 31, 2008 as a result of a decrease in the volume of loans brokered to third party lenders. The decrease in broker volume is also primarily due to the significant disruptions in the mortgage markets, including the significant reduction of homebuyers’ access to nonconforming mortgage products.
     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Years Ended March 31,
	2008		2007
		Change		Change
Open Applications — Beginning	17,648	(24.0%)	23,219	(6.8%)
New Applications	127,956	33.5%	95,868	(14.4%)
Cancelled Applications	(85,337)	95.5%	(43,660)	1.4%
Originated Loans	(45,160)	(21.8%)	(57,779)	(18.3%)

Open Applications — Ending	15,107	(14.4%)	17,648	(24.0%)

     The table below provides a comparative analysis of mortgage loan originations for the years ended March 31, 2008 and 2007.

	For the Years Ended March 31,
	2008		2007
		Change		Change
Origination Volume (in millions)	$9,991.3	(27.7%)	$13,826.0	(12.6%)
Number of Originated Loans
Builder	20,431	(24.7%)	27,141	(0.8%)
Retail	24,729	(19.3%)	30,638	(29.3%)

	45,160	(21.8%)	57,779	(18.3%)

Average Loan Size — Originated Loans	$221,200	(7.6%)	$239,300	6.9%
     Total originations for the year ended March 31, 2008 decreased primarily as a result of a decline in homebuyer demand and a reduction in the number of mortgage product offerings. Refinancing activity accounted for 20% and 18% of our originations for the years ended March 31, 2008 and 2007, respectively. For the years ended March 31, 2008 and 2007, Financial Services originated 79% and 80%, respectively, of the non-cash unit closings of Home Building’s customers.
     Beginning in early 2007, the mortgage markets were affected by declines in values and increased default levels of sub-prime mortgage loans. The deterioration of the mortgage markets accelerated during the second quarter of fiscal year 2008, which resulted in the virtual elimination of the nonconforming mortgage market which would include sub-prime mortgage loans. As a result, Financial Services has essentially ceased originating sub-prime or other nonconforming loans. Further disruptions in the mortgage markets could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services’ future operating results.
OTHER
     Our Other segment includes corporate general and administrative expense. The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Corporate General and Administrative Expense	$(154,308)	(16.9%)	$(185,585)	(33.5%)
Interest Expense	(8,642)	100.0%	—	(100.0%)
Other	29,063	NM	2,488	44.7%

Operating Loss	$(133,887)	(26.9%)	$(183,097)	(36.5%)

     Included in other for the year ended March 31, 2008 is a $13.4 million gain on the sale of an airplane and interest income. Corporate general and administrative expense represents corporate employee compensation and benefits, professional services and other corporate costs such as investor communications, insurance, rent, utilities and travel costs. The following table summarizes corporate general and administrative expense (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Compensation and Benefits	$113,544	(28.5%)	$158,723	(28.8%)
Professional Services	21,876	8.5%	20,170	(18.0%)
Rent and Utilities	6,667	(1.9%)	6,795	(0.9%)
Travel	5,230	(23.4%)	6,828	(30.3%)
Other (1)	6,991	(200.9%)	(6,931)	(146.0%)

General and Administrative Expense	$154,308	(16.9%)	$185,585	(33.5%)

(1)	Among other items, other general and administrative expense includes reimbursement of certain costs that have been billed to the Home Building operating segments.
     The decrease in corporate general and administrative expense in fiscal year 2008 versus the prior year is primarily related to decreases in compensation and benefits. The decrease in compensation and benefits is a result of reductions in personnel at our corporate offices and decreases in our performance-related incentive compensation.
INCOME TAXES
     We recognized an income tax benefit of $214.2 million for the year ended March 31, 2008 as compared to the previous fiscal year’s tax provision of $116.3 million. Our effective tax rate of 7% for the year ended March 31, 2008 differed from the statutory rate primarily as a result of the recognition of a deferred tax asset valuation allowance and the recognition of a liability for unrecognized tax benefits and related accrued interest and penalties. See Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance. The Company’s effective tax rate was 109% for the year ended March 31, 2007 which differed from the statutory rate primarily due to provisions for tax contingencies.
DISCONTINUED OPERATIONS
     On March 30, 2007, we sold Construction Services to an unrelated third party and received $344.8 million in cash, net of related expenses and as adjusted for the estimated settlement of post-closing adjustments. The effect of the post-closing adjustment was estimated in our calculation of the gain on sale of Construction Services for the year ended March 31, 2007, but was subject to change. During the first quarter of fiscal year 2008, the amount of the post-closing adjustment was determined. In connection with the sale, we will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period. During the fourth quarter of fiscal year 2008, we received our first $4.0 million annual installment payment. The post-closing adjustment and the $4.0 million annual installment payment are reflected as additional gain on sale of Construction Services for the year ended March 31, 2008.
     In March 2008, we signed a definitive agreement to sell our home services operations to an unrelated third party. As a result, our home services operations are now reflected as a discontinued operation in our financial statements. On April 3, 2008 we completed the sale and received $134.6 million in cash, which is subject to post-closing adjustments.
     For additional information on our discontinued operations, see Note (O), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

Construction Services
     Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Years Ended March 31,
	2008	2007

Revenues	$—	$2,108,620
Operating Earnings	$—	$27,062
Pre-tax Gain on Sale	$8,341	$344,752
     After the sale of Construction Services, we remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. At March 31, 2008, these surety bonds have a total face amount of $3.09 billion, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. We estimate that $584.6 million of work remains to be performed on these projects at March 31, 2008. In connection with certain of these surety bond obligations, we provided certain sureties with a $100 million letter of credit. In connection with the sale of Construction Services, the purchaser has agreed to indemnify us against losses relating to such surety bond obligations, including amounts that may be drawn under such letter of credit. In addition, we have purchased for our benefit an additional back-up indemnity provided by a financial institution with an A+ (S&P) and A1 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $856.8 million as of March 31, 2008, which declines to $400 million over time and terminates in 2016.
Home Services
     Discontinued operations for our home services operations are as follows (dollars in thousands):

	For the Years Ended March 31,
	2008	2007

Revenues	$130,118	$126,966
Operating Loss	$(1,876)	$(4,013)
     The increase in home services revenues as compared to the prior year is the result of an expanded customer base. We had 421 thousand pest defense customers as of March 31, 2008 as compared to 360 thousand as of March 31, 2007. The decrease in operating losses realized by our home services operations for the year ended March 31, 2008 is primarily due to the increase in revenues and leverage in selling, general and administrative expenses.

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006
HOME BUILDING
     The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2007 (dollars in thousands except per unit data and lot information):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Revenues — Housing	$11,014,975	(7.6%)	$11,920,634	32.3%
Revenues — Land Sales and Other	399,852	13.7%	351,569	(0.3%)
Cost of Sales — Housing	(8,599,465)	1.7%	(8,458,995)	30.4%
Cost of Sales — Land Sales and Other	(1,044,455)	251.7%	(296,938)	13.6%
Selling, General and Administrative Expenses	(1,523,001)	0.4%	(1,517,439)	33.7%
Earnings (Loss) from Unconsolidated Entities	(73,782)	(194.8%)	77,824	44.0%
Other Income	31,229	282.1%	8,174	(44.5%)

Operating Earnings	$205,353	(90.2%)	$2,084,829	34.9%

Operating Earnings as a Percentage of Revenues:
Housing Operations	8.1%	(8.2)	16.3%	0.9
Total Homebuilding Operations	1.8%	(15.2)	17.0%	0.5

	For the Years Ended March 31,
	2007		2006
		Change		Change
Units Closed
East	6,720	(5.6%)	7,116	25.4%
Southeast	5,374	(16.4%)	6,426	32.0%
Central	4,789	(19.8%)	5,971	6.8%
Texas	7,083	2.7%	6,899	11.8%
Northwest	4,709	2.8%	4,580	22.5%
Southwest	6,209	(8.5%)	6,786	20.9%
Other homebuilding	901	(38.0%)	1,454	(15.8%)

	35,785	(8.8%)	39,232	17.5%

Average Revenue Per Unit
East	$324,286	(4.3%)	$338,778	14.5%
Southeast	$300,105	3.4%	$290,275	11.2%
Central	$216,737	(0.4%)	$217,665	1.1%
Texas	$158,775	6.2%	$149,452	5.9%
Northwest	$444,113	(4.3%)	$463,931	15.4%
Southwest	$424,323	1.9%	$416,274	9.5%
Other homebuilding	$371,255	48.2%	$250,486	26.3%
Total Home Building	$307,810	1.3%	$303,850	12.6%
Revenues
     Housing revenues decreased for the year ended March 31, 2007 as compared to fiscal year 2006 primarily due to decreases in units closed. For the year ended March 31, 2007, average revenue per unit increased primarily as a result of price increases being largely offset by increases in discounts and lower prices experienced in many of our markets. Customer discounts increased to 7.1% of housing revenues for the year ended March 31, 2007, up from 2.6% for fiscal year 2006. For the year ended March 31, 2007, our closings declined when compared to fiscal year 2006 as a result of decreases in sales orders caused principally by increased cancellations and decreased customer traffic. This decrease in closings was a direct result of challenging market conditions.
     Revenues from land sales and other increased 13.7% to $399.9 million for the year ended March 31, 2007 as compared to the year ended March 31, 2006. We increased our land sales in fiscal year 2007 to address our oversupply of land in certain markets.

     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below.

	For the Years Ended March 31,
	2007		2006
		Change		Change
Average Operating Neighborhoods	687	9.7%	626	6.3%
Closings Per Average Neighborhood	52.1	(16.9%)	62.7	10.6%
     The increase in average operating neighborhoods for the year ended March 31, 2007 was a result of closing out of neighborhoods at a slower rate as compared to fiscal year 2006 due to a decrease in sales. For the year ended March 31, 2007, we opened 224 new neighborhoods and closed out of 199 neighborhoods. For the year ended March 31, 2006, we opened 340 new neighborhoods and closed out of 278 neighborhoods.
Operating Margins
     Homebuilding operating margins declined to 1.8% for the year ended March 31, 2007 as compared to 17.0% for the year ended March 31, 2006. The decrease in homebuilding operating margins as compared to the year ended March 31, 2006 was primarily attributable to the following factors: (1) decreases in revenues, net of discounts, (2) land-related write-offs of deposits and pre-acquisition costs, (3) land-related impairments, and (4) our share of joint ventures’ impairments and our decision to exit one joint venture. The losses from joint ventures were the primary cause of the significant decrease in earnings from unconsolidated entities when compared to fiscal year 2006.
     Homebuilding operating margins were also significantly impacted by a $747.5 million increase in “cost of sales — land sales and other.” We periodically reassess our land holdings, including our lot options, while taking into consideration changing market conditions and other factors. During the year ended March 31, 2007, we determined it was probable we would not exercise certain lot option contracts, which resulted in a write-off of certain option contracts and related pre-acquisition costs. These determinations were made in light of increased housing inventory, a decline in homebuyer demand, increased cancellations and deteriorating market conditions in the homebuilding industry. The deteriorating market conditions also resulted in significant land-related impairments.
     In connection with our quarterly neighborhood assessments, during the quarter ended March 31, 2007, we reviewed approximately 1,200 housing projects and land investments for potential land-related impairments. Approximately 1,060 of these housing projects were owned land positions that were either designated as active neighborhoods or were under development and were not considered active. The remaining 140 housing projects represented controlled land positions approved for purchase. During fiscal year 2007, we recorded land-related impairments on 83 neighborhoods and land investments. Also during fiscal year 2007, we wrote off land deposits and pre-acquisition costs related to 226 option contracts, resulting in 259 outstanding option contracts and deposits (including contracts in the due diligence process) at March 31, 2007. The following table summarizes Home Building’s land-related write-offs of deposits and pre-acquisition costs and land-related impairments included in “cost of sales — land sales and other” (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
	Land-related	Land-related	Land-related	Land-related
	Impairments	Write-offs	Impairments	Write-offs
East	$63,023	$58,886	$—	$7,217
Southeast	51,321	30,286	—	3,544
Central	30,440	39,105	—	5,190
Texas	3,502	522	—	506
Northwest	61,119	66,845	—	8,175
Southwest	104,296	162,165	—	9,627
Other homebuilding	10,212	2,190	—	896

	$323,913	$359,999	$—	$35,155

     Operating margins also decreased due to increases in operating segments’ selling, general and administrative expenses as a percentage of revenues. Selling, general and administrative expenses increased for the year ended March 31, 2007 due to increases in advertising, marketing and sales commissions to stimulate sales in light of current housing industry conditions. This increase in selling-related expenses was offset by decreases in compensation and benefit costs, including bonuses and profit sharing. The following table summarizes Home Building’s selling, general and administrative expenses (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Compensation and Benefits	$636,748	(10.8%)	$713,514	29.2%
Sales Commissions	464,469	6.7%	435,413	33.4%
Advertising and Marketing	199,488	18.6%	168,156	34.6%
Other	222,296	11.0%	200,356	52.1%

Selling, General and Administrative Expenses	$1,523,001	0.4%	$1,517,439	33.7%

SG&A as a Percentage of Revenues	13.3%	0.9	12.4%	0.3
Sales Orders, Backlog Units and Land Holdings
     The following tables summarize sales orders and backlog units:

	For the Years Ended March 31,
	2007		2006
		Change		Change
Sales Orders (in Units)
East	5,495	(19.7%)	6,840	6.4%
Southeast	3,425	(39.9%)	5,703	(6.9%)
Central	4,271	(24.2%)	5,636	5.4%
Texas	6,914	(1.1%)	6,994	7.5%
Northwest	4,300	(6.5%)	4,597	9.2%
Southwest	4,539	(36.9%)	7,196	17.3%
Other homebuilding	105	(90.1%)	1,064	(41.0%)

	29,049	(23.6%)	38,030	4.0%

Sales Per Average Neighborhood	42.3	(30.4%)	60.8	(2.1%)

	As of March 31,
	2007		2006
		Change		Change
Backlog Units
East	1,848	(39.9%)	3,073	(8.2%)
Southeast	1,519	(56.2%)	3,468	(17.3%)
Central	1,744	(22.9%)	2,262	(12.9%)
Texas	2,020	(7.7%)	2,189	4.5%
Northwest	1,805	(18.5%)	2,214	0.8%
Southwest	1,503	(52.6%)	3,173	14.8%
Other homebuilding	212	(79.0%)	1,008	(27.9%)

	10,651	(38.7%)	17,387	(6.5%)

     For the year ended March 31, 2007, sales orders declined in all of the regions in which we do business with significant declines in most regions and more moderate declines in the Texas and Northwest regions. These declines led to a significant decrease in backlog in substantially all regions.
     As previously discussed, some of the factors we believe were contributing to the decrease in sales orders and backlog were a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, increased inventory of new and existing homes for sale, and lower prices resulting from the imbalance between supply and demand. These factors were evidenced by lower customer traffic and increased cancellation rates. For the year ended March 31, 2007 and 2006, cancellation rates were 35.5% and 25.2%, respectively.
     In light of the challenging market conditions, our strategy was to focus on increasing our inventory turns and generating cash. As a result, we increased advertising costs, sales commissions and sales incentives to help stimulate sales orders and sell our existing inventory. We also curtailed speculative housing starts to reduce our speculative inventory. We also reduced our land position. The following table summarizes our land position as of March 31, 2007 and 2006:

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
     We decreased our total land position when compared to March 31, 2006 with the most pronounced declines occurring in lots controlled. The decrease in our land position for the year ended March 31, 2007 was a result of our decision to decrease land purchases and new lot option arrangements, as well as our determination that it was probable we would not acquire certain existing lots controlled under option agreements. Included in our total land position were 6,115 and 35,063 lots controlled through joint venture arrangements as of March 31, 2007 and 2006, respectively.
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

East
     Revenues decreased 7.7% primarily due to a 5.6% decrease in units closed when compared to fiscal year 2006. The largest decrease in unit closings occurred in the New Jersey and Washington D.C. markets. The decrease in unit closings experienced in the New Jersey and Washington D.C. markets were partially offset by increases in unit closings in the North Carolina markets. Sales orders in New Jersey and Washington D.C. markets also decreased 32.2% and 27.5% as compared to fiscal year 2006. The sales orders decrease in the Washington D.C. market can primarily be attributed to a 30.1% cancellation rate versus 19.1% in fiscal year 2006. Discounts as a percentage of revenues in the East region increased from 2.2% in fiscal year 2006 to 6.0% in fiscal year 2007.
     Operating earnings decreased $297.8 million as compared to the year ended March 31, 2006 primarily due to declines in operating earnings in the Washington D.C. and New Jersey markets where earnings decreased 124.4% and 84.0%, respectively, versus fiscal year 2006. The primary factors that led to the decrease in operating earnings in the Washington D.C. and New Jersey markets were decreases in housing margins resulting from additional discounts and sales incentives offered in these markets to stimulate sales orders. In addition, we recorded $94.9 million of land-related impairments and land-related write-offs of deposits and pre-acquisition costs in the Washington D.C. market during fiscal year 2007.
Southeast
     Revenues decreased 15.0% when compared to fiscal year 2006. All markets in the Southeast region experienced double-digit percentage decreases in revenues except for the Nashville and West Florida markets. The decrease in revenues for the Southeast region was primarily due to a 16.4% decrease in closings as compared to fiscal year 2006, offset slightly by a 3.4% increase in average revenue per unit. The decrease in closings was the result of a 39.9% decrease in sales orders versus the year ended March 31, 2006. We experienced double-digit percentage decreases in sales orders in all markets in the Southeast region. The primary factor contributing to the decrease in sales orders was the increase in cancellation rates from 24.7% in fiscal year 2006 to 40.6% in fiscal year 2007.
     Operating earnings for the region decreased $265.0 million as compared to fiscal year 2006. The most pronounced declines in operating earnings were experienced in the Southwest and Southeast Florida markets, which totaled 70.9% of the decrease. The decrease in operating earnings in the Southeast Florida market was partially the result of $52.0 million in land-related impairments and land-related write-offs of deposits and pre-acquisition costs.
Central
     Revenues decreased 19.9% primarily due to a 19.8% decrease in units closed as compared to the year ended March 31, 2006. The Indianapolis market was the only market within the Central region to experience increases in revenues and closings. All markets within the Central region experienced double-digit percentage decreases in sales orders when compared to fiscal year 2006, with the most pronounced decline in the Columbus market at 43.8%. Despite an increase in discounts from 4.5% in fiscal year 2006 to 7.6% in fiscal year 2007, average revenue per unit held relatively stable, with only a 0.4% decrease over the year ended March 31, 2006.
     Operating earnings decreased $141.7 million when compared to fiscal year 2006. The Detroit, Minnesota and Illinois markets combined for a total of 88.9% of the total decrease in operating earnings. The decrease in operating earnings in the Detroit, Minnesota and Illinois markets was partially the result of a $59.4 million increase in land-related impairments and land-related write-offs of deposits and pre-acquisition costs.
Texas
     Revenues increased 8.6% as compared to the year ended March 31, 2006 primarily due to revenue increases in the San Antonio and Central Texas markets of 39.3% and 23.2%, respectively, partially offset by a decrease in the Dallas/Fort Worth market. The increase in revenues was attributable to a 6.2% increase in average revenue per unit. All markets within the Texas region experienced increases in average revenue per unit with the largest increases in the San Antonio and Houston markets.
     Operating earnings increased $7.9 million as compared to fiscal year 2006. The increase in operating earnings was primarily due to an increase in housing margin in all markets in the Texas region except for the Dallas/Fort Worth market.

Northwest
     Revenues decreased 1.0% as compared to fiscal year 2006. Double-digit percentage decreases in revenues experienced in the Reno, Denver and Sacramento markets were largely offset by double-digit percentage increases in the Seattle and Central Valley markets. Closings increased 2.8% in the Northwest region, but were more than offset by an increase in discounts as a percentage of revenues from 2.6% to 8.7% in fiscal year 2007.
     Operating earnings decreased $383.9 million when compared to fiscal year 2006. The primary contributors to the decrease in operating earnings in the Northwest region were a decrease in housing margin and an increase in land-related impairments and land-related write-offs of deposits and pre-acquisition costs of $119.8 million as compared to the year ended March 31, 2006. In addition, we recorded $79.4 million in our share of joint ventures’ impairments in the Sacramento market in fiscal year 2007. Hawaii, Seattle and Portland were the only markets within the Northwest region to experience slight to moderate increases in housing margin and operating earnings.
Southwest
     Revenues decreased 3.9% primarily due to an 8.5% decrease in units closed. The largest decreases in units closed occurred in the Southern California markets, but were partially offset by an increase in units closed in the Inland Empire market. Overall, average revenue per unit increased 1.9% for the region despite increases in discounts as a percentage of revenue from 1.5% in fiscal year 2006 to 6.8% in fiscal year 2007. In addition, sales orders decreased 36.9% as compared to the year ended March 31, 2006. All markets within the Southwest region experienced double-digit percentage decreases in sales orders, and cancellation rates have averaged 45.3% in fiscal year 2007 versus 26.7% in fiscal year 2006.
     Operating earnings decreased $701.3 million when compared to fiscal year 2006. All markets within the Southwest region experienced decreases in operating earnings with the exception of the New Mexico market. The most significant decreases were experienced in the Southern California and Las Vegas markets. The decreases in operating earnings in Southern California and Las Vegas markets were attributable to decreases in housing margin and increases in land-related impairments and land-related write-offs of deposits and pre-acquisition costs. Land-related impairments and land-related write-offs of deposits and pre-acquisition costs in our Southern California and Las Vegas markets totaled $215.9 million. In addition, we recorded $45.1 million in our share of joint ventures’ impairments and our decision to exit one joint venture in the Southern California Coastal market in fiscal year 2007.
Other homebuilding
     Revenues decreased 14.0% primarily due to the wind down of our Salt Lake City and Greenville/Columbia South Carolina operations. Total revenues for these two divisions were $113.5 million in fiscal year 2006 compared to $1.1 million in fiscal year 2007. The decrease in revenues was partially offset by an increase in revenues for our resort operations in our Texas markets.
     Operating earnings decreased as additional sales incentives and discounts were used to stimulate sales activity in certain markets. Additionally, a $10.2 million land-related impairment was recorded for one of our projects in the Southeast Florida market.

FINANCIAL SERVICES
     The following summarizes Financial Services’ results for the two-year period ended March 31, 2007 (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Revenues	$468,001	1.3%	$462,223	9.6%
Cost of Sales	(90,328)	37.1%	(65,904)	105.0%
Selling, General and Administrative Expenses	(293,143)	(6.0%)	(311,854)	6.2%

Operating Earnings	$84,530	0.1%	$84,465	(12.0%)

Operating Margin	18.1%	(0.2)	18.3%	(4.5)

Net Interest Income	$31,478	(17.6%)	$38,201	(22.9%)

Average Interest Earning Assets	$1,612,851	2.4%	$1,574,856	12.8%
Average Yield	7.55%	0.94	6.61%	0.76
Average Interest Bearing Liabilities	$1,571,509	(0.2%)	$1,574,235	15.4%
Average Rate Paid	5.79%	1.61	4.18%	1.84
     Revenues for the year ended March 31, 2007 increased slightly as compared to the year ended March 31, 2006. An increase in interest income was offset by a decrease in revenues from our title operations. Loan funding costs increased as a result of higher short-term interest rates. This increase in funding costs was the primary factor contributing to the increase in cost of sales and the decrease in net interest income for the year ended March 31, 2007. The decrease in selling, general and administrative expenses for the year ended March 31, 2007 was primarily the result of decreases in branch operating, branch support and sales management expenses. These reductions were partially offset by an increase in additions to the loan origination reserve. Operating margin for the year ended March 31, 2007 declined slightly since revenues only increased slightly and the increase in cost of sales was offset by a decrease in selling, general and administrative expenses.
     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains recorded on those sales and related derivative activity and (2) loans brokered to third party lenders and fees received for related broker services for the years ended March 31, 2007 and 2006 (dollars in thousands, except average loan size and volume):

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
     The volume and number of loans sold to investors decreased for the year ended March 31, 2007 as compared to the year ended March 31, 2006. The decreases experienced in the volume and number of these loans sold for the year ended March 31, 2007 were offset by an increase in average income received from the sale of mortgage servicing rights for each loan.

     The application data presented below includes loan applications, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Years Ended March 31,
	2007		2006
		Change		Change
Open Applications — Beginning	23,219	(6.8%)	24,912	(7.1%)
New Applications	95,868	(14.4%)	112,033	3.8%
Cancelled Applications	(43,660)	1.4%	(43,043)	1.2%
Originated Loans	(57,779)	(18.3%)	(70,683)	5.0%

Open Applications — Ending	17,648	(24.0%)	23,219	(6.8%)

     The table below provides a comparative analysis of mortgage loan originations for the years ended March 31, 2007 and 2006.

	For the Years Ended March 31,
	2007		2006
		Change		Change
Origination Volume (in millions)	$13,826.0	(12.6%)	$15,827.4	21.4%
Number of Originated Loans
Builder	27,141	(0.8%)	27,364	21.5%
Retail	30,638	(29.3%)	43,319	(3.3%)

	57,779	(18.3%)	70,683	5.0%

Average Loan Size — Originated Loans	$239,300	6.9%	$223,900	15.7%
     Total originations for the year ended March 31, 2007 decreased primarily as a result of a decrease in Retail originations, which is the result of a decline in homebuyer demand and the strategic decision to reduce the number of Retail loan officers. Refinancing activity accounted for 18% and 20% of originations for the years ended March 31, 2007 and 2006, respectively. For the years ended March 31, 2007 and 2006, Financial Services originated 80% and 75%, respectively, of the non-cash unit closings of Home Building’s customers.
OTHER
     Our Other segment includes our corporate general and administrative expense and interest expense. The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Corporate General and Administrative Expense	$(185,585)	(33.5%)	$(279,172)	12.0%
Interest Expense	—	(100.0%)	(11,103)	(40.7%)
Other	2,488	44.7%	1,719	(92.0%)

Operating Loss	$(183,097)	(36.5%)	$(288,556)	17.0%

     The following table summarizes corporate general and administrative expense (dollars in thousands):

	For the Years Ended March 31,
	2007		2006
		Change		Change
Compensation and Benefits	$158,723	(28.8%)	$222,874	10.5%
Professional Services	20,170	(18.0%)	24,593	74.4%
Rent and Utilities	6,795	(0.9%)	6,854	37.4%
Travel	6,828	(30.3%)	9,795	16.7%
Other	(6,931)	(146.0%)	15,056	(25.5%)

General and Administrative Expense	$185,585	(33.5%)	$279,172	12.0%

     The decrease in corporate general and administrative expense in fiscal year 2007 was primarily related to decreases in compensation and benefits and in professional services. The decrease in compensation and benefits was a result of reductions in head count at our corporate offices and decreases in our performance-related incentive compensation.
     During the year ended March 31, 2007, we recorded a tax provision of $116.3 million as compared to a tax provision of $668.1 million during the year ended March 31, 2006. Our effective tax rate for fiscal year 2007 was 109% as compared to the effective tax rate of 36% for fiscal year 2006.
     During fiscal year 2007, we increased our reserve for tax contingencies (including interest and penalties, if applicable) resulting in a tax provision of $65.5 million. Excluding the effect of the adjustment to tax reserves, our effective tax rate for the year ended March 31, 2007 was 48% as compared to 36% for the year ended March 31, 2006. The increase in the effective tax rate primarily results from the net impact of various permanent tax differences compared to the decrease in earnings from continuing operations. Additionally, the effective tax rate for fiscal year 2007 increased as compared to fiscal year 2006 due to a nonrecurring tax benefit in fiscal year 2006 of $28.1 million resulting from a payment received from the U.S. Treasury that was, effectively, a tax refund. See Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements for additional information on tax contingencies.
DISCONTINUED OPERATIONS
Home Equity
     Discontinued operations for Home Equity are as follows (dollars in thousands):

	For the Years Ended March 31,
	2007	2006

Revenues	$171,170	$834,526
Operating (Loss) Earnings	$(42,691)	$118,198
Pre-tax Gain on Sale	$125,365	$—
Construction Services
     Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Years Ended March 31,
	2007	2006

Revenues	$2,108,620	$1,547,805
Operating Earnings	$27,062	$23,217
Pre-tax Gain on Sale	$344,752	$—
     Revenues for the year ended March 31, 2007 increased as compared to the year ended March 31, 2006 primarily due to a substantial increase in backlog in prior periods resulting in a portfolio of larger jobs in terms of size from which revenue was realized. The increase in operating earnings for the year ended March 31, 2007 was primarily the result of the larger portfolio of jobs and improved job profit margins.

Home Services
     Discontinued operations for our home services operations were as follows (dollars in thousands):

	For the Years Ended March 31,
	2007	2006

Revenues	$126,966	$109,198
Operating Loss	$(4,013)	$(7,498)
     Our home services revenues increased 16.3% to $127.0 million in fiscal year 2007. This increase in revenues was the result of an expanded customer base. We had 360 thousand pest defense customers as of March 31, 2007 as compared to 305 thousand as of March 31, 2006. The decrease in our home services division’s operating loss for the year ended March 31, 2007 was primarily due to the increase in revenues and leverage in selling, general and administrative expenses.
FINANCIAL CONDITION AND LIQUIDITY
     The consolidating net cash used in or provided by the operating, investing and financing activities for the years ended March 31, 2008, 2007 and 2006 is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Years Ended March 31,
	2008	2007	2006
Net Cash (Used in) Provided by
Centex*
Operating Activities	$558,792	$930,116	$(667,292)
Investing Activities	(315,340)	46,120	77,133
Financing Activities	(551,346)	(142,259)	138,041
Effect of Exchange Rate on Cash	—	—	(1,479)

	(307,894)	833,977	(453,597)

Financial Services
Operating Activities	1,004,093	580,684	12,996
Investing Activities	77,691	76,538	786,790
Financing Activities	(1,069,806)	(656,400)	(800,820)

	11,978	822	(1,034)

Centex Corporation and Subsidiaries
Operating Activities	1,480,634	950,193	(763,381)
Investing Activities	32,602	87,485	900,261
Financing Activities	(1,809,152)	(202,879)	(590,032)
Effect of Exchange Rate on Cash	—	—	(1,479)

Net (Decrease) Increase in Cash	$(295,916)	$834,799	$(454,631)

*
“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method. We believe that separate disclosure of the consolidating information is useful because the Financial Services subsidiaries and related companies operate in a distinctly different financial environment, and Centex has limited obligations with respect to the indebtedness of our Financial Services subsidiaries and related companies. Management uses this information in its financial and strategic planning. We also use this presentation to allow investors to compare us to homebuilders that do not have financial services operations.

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. As a result, all international homebuilding (sold in September 2005), Construction Services (sold in March 2007) and home services operations (sold in April 2008) cash flows are included with the Centex cash flows and all Home Equity (sold in July 2006) cash flows are included with the Financial Services cash flows in the table above. Significant components of cash flows from discontinued operations are discussed below.

Centex
     We generally fund our Centex operating and other short-term liquidity needs through cash provided by operations, short-term borrowings and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations. During the year ended March 31, 2008, Centex’s cash from operating activities was primarily provided by a decrease in inventory, which was partially offset by an increase in taxes receivable and reductions in accounts payable and accrued liabilities. Centex’s cash used in investing activities during the year ended March 31, 2008 primarily relates to net capital contributions of $188.0 million made to Financial Services in order to meet the equity requirements under its committed warehouse facilities and to facilitate the funding of Financial Services’ construction loan program, and to a lesser extent, cash contributions to Home Building joint ventures. During fiscal year 2008, Financial Services ceased originating new construction loans. Cash used in Centex’s financing activities during the year ended March 31, 2008 was primarily for the repayment of $581.4 million in long-term debt.
     During fiscal year 2007, Centex’s cash from operating activities was primarily provided by dividends received from Financial Services and the net reduction in Home Building inventories. Included in Centex’s financing activities for the year ended March 31, 2007 was cash used to fund share repurchases. In addition, Centex’s financing activities for the year ended March 31, 2007 included the refinancing of scheduled debt maturities, the repayment of short-term borrowings and cash received from option exercises. During fiscal year 2006, cash was primarily used in Centex’s operating activities to finance increases in Home Building inventories relating to the increased level of sales and resulting units under construction during the year, and for the acquisition of land held for development. The funds provided by Centex’s financing activities for the year ended March 31, 2006 were primarily from debt issuances.
Financial Services
     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed warehouse facilities, proceeds from the sale of mortgage loans and cash flows from operations. Financial Services’ operating cash is derived through sales of mortgage loans and origination and servicing fees. During the year ended March 31, 2008, cash from operations was provided by proceeds from sales of mortgage loans that were not reinvested in new mortgage loans and origination and servicing fees. These funds were used in financing activities to repay short-term and long-term debt. The capital contribution made by Centex to Financial Services described above is also reflected as a financing activity during the year ended March 31, 2008.
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
Discontinued Operations
     Included in Centex’s operating cash flows for the year ended March 31, 2007 were general contracting fees obtained through our Construction Services segment. For the year ended March 31, 2007, cash provided by Construction Services’ operating cash flows was $16.4 million. Additionally, Construction Services had $18.1 million in cash and cash equivalents when this business was sold on March 30, 2007. Prior to the sale of Construction Services, cash generated by the operations of Construction Services was frequently used to finance the operations of our other businesses. After the sale of Construction Services, we no longer had access to this source of internal financing.
     Included in Financial Services’ operating cash flows for the year ended March 31, 2007 were funds from securitizations and interest income on mortgage loans held by Home Equity for investment. Financial Services’ cash provided by investing activities in fiscal year 2006 was primarily from a reduction in Home Equity’s mortgage loans held for investment. Home Equity originated mortgage loans with the intent to securitize; however, whole loan sales periodically occurred. Financial Services’ cash used in financing activities in fiscal years 2007 and 2006 was primarily from the repayment of debt from the liquidation of Home Equity’s mortgage loans held for investment.
     Construction Services and Home Equity did not require significant capital resources nor did they provide significant liquidity. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.

Contractual and Other Obligations
     Our future cash requirements for contractual obligations, excluding discontinued operations, as of March 31, 2008 (in thousands) are illustrated in the following table:

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Centex
Long-term Debt	$345,632	$1,277,730	$889,071	$1,756,790	$4,269,223
Operating Leases	46,284	72,422	42,125	15,647	176,478
Joint Venture Obligations	145,350	29,375	24,402	—	199,127
Purchase Obligations	1,636	1,953	—	—	3,589

	538,902	1,381,480	955,598	1,772,437	4,648,417

Financial Services
Operating Leases	10,648	10,323	1,291	172	22,434

	$549,550	$1,391,803	$956,889	$1,772,609	$4,670,851

     As outlined above, our primary contractual obligations are principal and interest payments under long-term debt agreements and lease payments under operating leases.
     Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” which we refer to as FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. In accordance with FIN 48, at March 31, 2008, accrued liabilities include $492.3 million in unrecognized tax benefits, accrued interest and penalties (which excludes the tax benefit relating to the deductibility of interest and state income tax). Due to the nature of these liabilities and ongoing examinations by taxing authorities, we are unable to reasonably estimate during which future periods these amounts will ultimately be settled. For further information regarding FIN 48, see Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.
     Our homebuilding operations also have certain obligations under our joint venture arrangements, community district development bonds and other special financing districts. Additionally, Financial Services has committed to fund certain loans. See Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of these obligations.
     We expect to fund our contractual and other obligations in the ordinary course of business through our operating cash flows, cash on-hand and through our credit facilities.
Credit Facilities and Liquidity
     Our existing credit facilities and available capacity as of March 31, 2008 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000	$141,897
Letters of Credit	600,000	193,753

	1,350,000	335,650	(1)
Financial Services
Secured Credit Facilities	605,000	267,947	(2)

	$1,955,000	$603,597

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, that serves as funding for general corporate purposes and provides $600 million of letter of credit capacity. As of March 31, 2008, there were no borrowings under the revolving credit facility. The revolving credit facility’s available capacity is subject to a borrowing base limitation when our senior unsecured debt does not have an investment grade rating from at least two of the following: Moody’s, S&P and Fitch Ratings, which we refer to as Fitch. Under the borrowing base limitation, the sum of our net senior debt and any amounts drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. Available capacity amounts above reflect the borrowing base limitation. Financial letters of credit reduce the available capacity under the revolving credit facility and letters of credit. Financial letters of credit are generally issued as a form of financial or payment guarantee.

(2)
At March 31, 2008, CTX Mortgage Company, LLC maintained $605 million of secured, committed mortgage warehouse facilities. Subsequent to March 31, 2008, existing credit facilities were reduced $75.0 million to $530.0 million with a corresponding decrease in available capacity. See Note (P), “Subsequent Events” of the Notes to Consolidated Financial Statements for additional information.

     Our outstanding debt (in thousands) as of March 31, 2008 was as follows (due dates are presented in fiscal years):

Centex
Short-term Debt:
Short-term Note Payable	$4,050
Senior Debt:
Senior Notes, weighted-average 6.00%, due through 2017	3,319,190
Other Indebtedness, weighted-average 8.98%, due through 2018	1,927

3,325,167

Financial Services
Short-term Debt:
Short-term Notes Payable	337,053

$3,662,220

     As of March 31, 2008, our short-term debt was $341.1 million, most of which was applicable to Financial Services. As of March 31, 2008, we had no borrowings under our revolving credit facility. From time to time, we borrow under our facility for general working capital purposes. Amounts are repaid using cash flows from operations.
     We are required to maintain compliance with certain financial covenants in our multi-bank revolving credit facility. In addition, our committed bank warehouse credit facilities contain various affirmative and negative covenants that are generally customary for facilities of this type. At March 31, 2008, we were in compliance with all our financial covenants. We monitor compliance with these covenants on a quarterly basis, including forward-looking projections.
     Prior to the second quarter of fiscal year 2008, substantially all of the mortgage loans originated by CTX Mortgage Company, LLC were funded through the sale of such mortgage loans to HSF-I. HSF-I was a variable interest entity of which we were the primary beneficiary, and it was consolidated in our financial statements. HSF-I obtained the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC, by issuing short-term secured liquidity notes and other securities. Since the second quarter of fiscal year 2008, HSF-I has not been able to issue short-term liquidity notes to finance the purchase of mortgage loans from CTX Mortgage Company, LLC as a result of current market conditions affecting the mortgage finance industry. Accordingly, CTX Mortgage Company, LLC discontinued sales of mortgage loans to HSF-I. In November 2007, we terminated HSF-I and all of its outstanding obligations were redeemed. Our decision to terminate HSF-I was influenced by external market conditions and not by any quality or performance issues related to HSF-I or its underlying collateral. For additional information regarding HSF-I and certain related arrangements, see Note (F), “Indebtedness,” of the Notes to Consolidated Financial Statements.
     Due to the unavailability of HSF-I as a funding source for CTX Mortgage Company, LLC’s mortgage loan originations, CTX Mortgage Company, LLC increased its use of committed bank mortgage warehouse credit facilities. Under one such warehouse credit facility amounting to $450 million at March 31, 2008, the bank had the option to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans if our long-term unsecured debt ratings fell below BB+ by S&P, below BBB by Fitch or below Ba1 by Moody’s. At March 31, 2008, our long-term unsecured debt was rated BB+ by S&P, BBB by Fitch and Ba1 by Moody’s.
     On May 7, 2008, S&P lowered our debt rating from BB+ to BB. This downgrade triggered the provision in the $450 million committed bank warehouse credit facility which allows the bank to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans. On May 9, 2008, CTX Mortgage Company, LLC executed an amendment to the bank warehouse credit facility which lowered the commitment to $375 million, reset the debt ratings trigger that provides the bank the option to convert the facility to an amortizing loan if our credit rating falls below BB by S&P and Fitch, or below Ba2 by Moody’s. Our long-term unsecured debt is currently rated BB by S&P, BBB by Fitch and Ba1 by Moody’s. CTX Mortgage Company, LLC may seek to enter into additional mortgage warehouse facilities with other lenders. A further downgrade in our credit rating by a rating agency could result in the wind-down of the $375 million warehouse credit facility. The rating change by S&P is not currently anticipated to have a material adverse impact on our ability to access the capital we need to fund our operations.
     In order to reduce debt and to decrease future cash interest payments, as well as principal payments that are due at maturity or would be required to be made upon redemption, we may, from time to time, repurchase our outstanding debt securities for cash in open market purchases or privately negotiated transactions. We will evaluate any such transactions in light of market conditions prevailing at the time, taking into account our liquidity, our future debt service requirements and our requirements for future access to capital.
     If the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or we may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although we believe that Financial Services could broker loans to other mortgage companies, sell loans directly to FNMA, or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.
     In general, we believe that our existing cash and future sources of funding, cash flow from operations, including anticipated federal tax refunds, and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements for at least the next twelve months. As a supplement to our cash provided by operations, we may elect to sell certain non-strategic assets. There can be no assurance that such sales could be completed on terms or within a timeframe acceptable to us in order to create additional cash flow. In addition, our future cash flow from operations may vary depending on a number of factors, including market conditions in the homebuilding industry, the availability of financing to homebuyers, the level of competition and general and economic factors beyond our control. We cannot predict what effect these factors will have on our future liquidity. For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors.”
Seasonality and Inflation
     We have historically experienced variability in our quarterly results of operations due to the seasonal nature of the homebuilding industry. Due to the deteriorating market conditions and our strategic responses to such downturn, we can make no assurances as to whether our historical seasonal pattern will provide guidance as to future results of operations.
     Periods of high inflation may adversely affect us and the homebuilding industry in general, as it may contribute to higher land, financing, labor and construction costs. In addition, higher mortgage interest rates, which may accompany inflation, significantly affect the affordability of permanent mortgage financing to prospective homebuyers. Traditionally, we have attempted to pass increases in our costs to our customers through increased sales prices, however, current market instability may limit our ability to offset our cost increases with higher selling prices. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective homebuyers’ ability to adequately finance home purchases, our results of operations would be adversely affected.
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

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of March 31,
	2008			2007
			Centex’s			Centex’s
	Number		Share	Number		Share
	of JVs (1)	Investments	of Debt	of JVs (1)	Investments	of Debt

Unleveraged Joint Ventures	29	$70,043	$—	28	$33,369	$—
Joint Ventures with Debt:	13			21
Limited Maintenance Guarantee (2) (3) (4)		43,311	27,500		108,057	162,425
Repayment Guarantee (2) (5)		3,154	13,692		2,247	16,045
Completion Guarantee (4)		78,274	133,935		126,469	209,927
No Recourse or Guarantee		12,040	24,000		11,502	24,000

	42	$206,822	$199,127	49	$281,644	$412,397

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We were the managing member of 23 and 28 of the joint ventures as of March 31, 2008 and 2007, respectively. The number of joint ventures includes 17 and 14 joint ventures as of March 31, 2008 and 2007, respectively, for which substantially all the joint ventures’ activities are complete.

(2)	These amounts represent our maximum exposure related to the joint ventures’ debt at each respective date.

(3)
We have guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, we have contributed additional capital in order to maintain loan to value requirements. At March 31, 2008, we had one remaining joint venture with a limited maintenance guarantee. In April 2008, this joint venture repaid its outstanding debt.

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
     Total joint venture debt outstanding as of March 31, 2008 and 2007 was $423.2 million and $1.0 billion, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of our joint ventures.
     Four of our joint ventures are in default of their joint venture debt agreements. In addition, we expect two other joint ventures to be in default of their joint venture debt agreements subsequent to March 31, 2008. Our joint venture partner to one of these joint ventures filed for bankruptcy during the year ended March 31, 2008. Our share of the total debt of these joint ventures is $64.0 million and is included in the table above. We are in discussions with the joint venture partners and lenders with respect to each joint venture and are evaluating alternatives to mitigate our exposure. We expect to fulfill our contractual obligations under the joint venture agreements. Costs associated with fulfilling such contractual obligations may be less than our share of the joint ventures’ debt. Recourse under joint venture debt agreements is limited to either the underlying collateral or completion obligations of the joint venture partners. Based upon the terms and debt amounts outstanding for these joint ventures and the terms of the joint venture agreements, we do not believe our exposure related to these joint venture defaults will be material to our financial position or results of operations.

     A summary of the estimated maturities of our share of joint ventures’ debt is provided below (dollars in thousands). We have estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of March 31, 2008. Our share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2009 in the table below.

For the Fiscal Years Ending
March 31,
2009	$168,941
2010	2,268
2011	3,918
2012	24,000

$199,127

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
Mortgage Loan Allowances and Related Reserve
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates and current trends in loan originations. This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period. Please refer to Note (G), “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on this reserve as of March 31, 2008 and 2007.
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
     From time to time, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements. If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party. If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans. In addition, Financial Services will foreclose on certain nonperforming construction loans. We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends. Please refer to Note (B), “Mortgage Loans,” of the Notes to Consolidated Financial Statements for additional information on our other mortgage loans and the related allowance as of March 31, 2008 and 2007.
     If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale. On all other nonperforming loans, we proceed to foreclose on the loan. Once we have received title to the underlying collateral, we classify the loan amount, net of its allowance, as real-estate owned. We establish an allowance for real-estate owned based upon the estimated value of the property. Real-estate owned is reflected as a component of other inventory. At March 31, 2008 and 2007, real-estate owned was $10.9 million and $8.7 million, respectively, which were net of allowances of $12.8 million and $2.7 million, respectively.
     Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at March 31, 2008 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.
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
     On a quarterly basis we assess each neighborhood and land investment, which include housing projects and land held for development and sale, in order to identify underperforming neighborhoods and to identify land investments that may not be recoverable through future operations. Each neighborhood is assessed as an individual project. This quarterly assessment is an integral part of our local market level processes. We measure the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted net cash flows. These evaluations are significantly impacted by the following key assumptions related to the project:
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
     These and other factors are considered by our local personnel as they prepare or update the project level assumptions. The key assumptions included in our estimated future undiscounted net cash flows are interrelated. For example, a decrease in estimated sales price due to increased discounting may result in a complementary increase in sales rates. Based on the results of our assessments, if the carrying amount of the neighborhood exceeds the estimated undiscounted cash flows, an impairment is recorded to reduce the carrying value of the project to fair value. Fair value is determined based on discounted estimated cash flows for a neighborhood. Discount rates used in our evaluations are based on a risk free interest rate, increased for estimates of market risks associated with a neighborhood. Market risks considered in our discount rate include, among others:
•	geographic location of project,

•	product type (for example, multifamily high rise product or single family product),

•	average sales price of the product, and

•	estimated project life.
     For the quarter ended March 31, 2008, discount rates used in our estimated discounted cash flow assessments ranged from 12% to 20%, with an average discount rate of 15%.
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
     For the year ended March 31, 2008, we recorded $78.2 million in goodwill impairments. We had no impairments of goodwill for the years ended March 31, 2007 and 2006. Please refer to Note (E), “Goodwill,” of the Notes to Consolidated Financial Statements for additional information on our goodwill impairments.
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
     In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. SFAS 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. Please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, or SFAS 157, “Fair Value Measurements,” that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for us as of April 1, 2008. However, in February 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e. inventory impairment assessments). This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for us to April 1, 2009. We do not expect the adoption of SFAS 157 related to financial assets and financial liabilities to have a material impact on our results of operations or financial position. We are currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on our results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to achieve similar results. SFAS 159 will be effective for us as of April 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our results of operations or financial position.
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, or SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 required that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that were accounted for at fair value through earnings. The provisions of SAB 109 were applicable to written loan commitments issued or modified beginning January 1, 2008. We adopted SAB 109 in the fourth quarter of fiscal year 2008, and it did not have a material impact on our results of operations or financial position.

     In December 2007, the FASB issued SFAS No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for us as of April 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and mortgage loans receivable. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the outstanding debt that is subject to changes in interest rates. We utilize forward sale commitments to mitigate the risk associated with the majority of our mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, we do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2008.
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
     As of March 31, 2008, short-term debt was $341.1 million, most of which was applicable to Financial Services. Financial Services’ debt is collateralized by mortgage loans. We borrow on a short-term basis under our committed revolving credit facility at prevailing market rates. The weighted-average interest rate on short-term borrowings outstanding at March 31, 2008 was 3.65%.
     The maturities of Centex’s long-term debt outstanding at March 31, 2008 were as follows:

	Maturities through March 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Centex (1)
Fixed-Rate Debt	$151,091	$225,101	$700,104	$349,321	$315,135	$1,580,365	$3,321,117	$2,871,378
Average Interest Rate	4.90%	5.80%	6.45%	7.50%	5.45%	5.71%	6.00%

(1)	We define Centex as a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.
     The maturities of Centex’s long-term debt outstanding at March 31, 2007 were as follows:

	Maturities through March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Centex (1)
Fixed-Rate Debt	$335,083	$150,091	$225,101	$700,101	$349,111	$1,950,490	$3,709,977	$3,654,121
Average Interest Rate	4.83%	4.88%	5.80%	6.45%	7.50%	5.67%	5.89%

Variable-Rate Debt	$190,333	$—	$—	$—	$—	$—	$190,333	$192,378
Average Interest Rate	5.70%	—	—	—	—	—	5.70%

(1)	“Centex” represents a supplemental presentation that reflects the Financial Services segment as if accounted for under the equity method.
Financial Services
     Financial Services enters into interest rate lock commitments, or IRLCs, with its customers under which it agrees to make mortgage loans at agreed upon rates within a period of time, generally from one to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.

     To offset the interest rate risk related to its IRLCs, Financial Services executes forward trade commitments. Certain forward trade commitments are not designated as hedges under SFAS 133 and are derivative instruments. Their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2008	2007	2006
Revenues
Home Building	$7,965,614	$11,414,827	$12,272,203
Financial Services	309,948	468,001	462,223
Other	—	4,773	8,240

	8,275,562	11,887,601	12,742,666

Costs and Expenses
Home Building	10,454,182	11,166,921	10,273,372
Financial Services	448,101	383,471	377,758
Other	(3,542)	2,285	6,521
Corporate General and Administrative	154,308	185,585	279,172
Interest Expense	8,642	—	11,103

	11,061,691	11,738,262	10,947,926

Earnings (Loss) from Unconsolidated Entities	(128,902)	(73,782)	77,824

Other Income	39,873	31,229	8,174

Earnings (Loss) from Continuing Operations Before Income Taxes	(2,875,158)	106,786	1,880,738
Income Tax (Benefit) Provision	(214,190)	116,263	668,073

Earnings (Loss) from Continuing Operations	(2,660,968)	(9,477)	1,212,665
Earnings from Discontinued Operations, net of Tax Provision of $2,979, $171,023 and $78,016	3,486	277,843	76,648

Net Earnings (Loss)	$(2,657,482)	$268,366	$1,289,313

Basic Earnings (Loss) Per Share
Continuing Operations	$(21.71)	$(0.08)	$9.56
Discontinued Operations	0.03	2.31	0.60

	$(21.68)	$2.23	$10.16

Diluted Earnings (Loss) Per Share
Continuing Operations	$(21.71)	$(0.08)	$9.13
Discontinued Operations	0.03	2.31	0.58

	$(21.68)	$2.23	$9.71

Average Shares Outstanding
Basic	122,577,071	120,537,235	126,870,887
Dilutive Securities:
Options	—	—	5,420,789
Other	—	—	458,121

Diluted	122,577,071	120,537,235	132,749,797

Cash Dividends Per Share	$0.16	$0.16	$0.16

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	March 31,
	2008	2007
Assets
Cash and Cash Equivalents	$586,810	$882,534
Restricted Cash	51,440	146,532
Receivables —
Mortgage Loans, net	515,880	1,710,348
Trade and Other, including Notes of $17,388 and $10,129	823,861	197,211
Inventories —
Housing Projects	4,628,860	8,474,883
Land Held for Development and Sale	558,756	158,212
Land Held Under Option Agreements Not Owned	147,792	282,116
Other	27,023	33,204
Investments —
Joint Ventures and Other	206,822	281,644
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	77,931	134,741
Other Assets —
Deferred Income Taxes, net	191,246	500,703
Goodwill	51,622	130,453
Deferred Charges and Other, net	172,300	168,186
Assets of Discontinued Operations	96,989	99,166

	$8,137,332	$13,199,933

Liabilities and Stockholders’ Equity
Accounts Payable	$259,170	$518,421
Accrued Liabilities	1,805,519	1,802,540
Debt —
Centex	3,325,167	3,902,117
Financial Services	337,053	1,663,040
Payable from Affiliates	—	—
Liabilities of Discontinued Operations	34,001	24,609
Commitments and Contingencies
Minority Interests	77,761	176,937
Stockholders’ Equity —
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 123,278,881 and 119,969,733 Shares	31,763	31,041
Capital in Excess of Par Value	95,088	48,349
Retained Earnings	2,365,634	5,250,873
Treasury Stock, at Cost; 3,774,643 and 4,193,523 Shares	(193,824)	(217,994)

Total Stockholders’ Equity	2,298,661	5,112,269

	$8,137,332	$13,199,933

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex*		Financial Services
March 31,		March 31,
2008	2007	2008	2007

$562,766	$870,468	$24,044	$12,066
28,562	56,467	22,878	90,065

—	—	515,880	1,710,348
800,275	167,979	23,586	29,232

4,628,860	8,474,883	—	—
558,756	158,212	—	—
147,792	282,116	—	—
16,173	24,457	10,850	8,747

206,822	281,644	—	—
292,647	137,704	—	—
65,298	117,772	12,633	16,969

119,590	476,136	71,656	24,567
42,670	121,501	8,952	8,952
145,719	154,050	26,581	14,136
96,989	99,166	—	—

$7,712,919	$11,422,555	$717,060	$1,915,082

$250,096	$507,694	$9,074	$10,727
1,727,684	1,699,864	77,835	102,676

3,325,167	3,902,117	—	—
—	—	337,053	1,663,040
—	—	43,463	(23,788)
34,001	24,609	—	—

77,310	176,002	451	935

—	—	—	—

31,763	31,041	1	1
95,088	48,349	478,467	275,467
2,365,634	5,250,873	(229,284)	(113,976)
(193,824)	(217,994)	—	—

2,298,661	5,112,269	249,184	161,492

$7,712,919	$11,422,555	$717,060	$1,915,082

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

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries
	For the Years Ended March 31,
	2008	2007	2006
Cash Flows — Operating Activities
Net Earnings (Loss)	$(2,657,482)	$268,366	$1,289,313
Adjustments
Depreciation and Amortization	52,473	59,795	63,069
Stock-based Compensation	37,761	64,850	68,743
Provision for Losses on Mortgage Loans Held for Investment and Construction Loans	129,719	30,046	94,319
Impairments and Write-off of Assets	1,991,090	690,831	35,155
Deferred Income Tax Provision (Benefit)	409,765	(172,235)	(127,699)
Loss (Earnings) of Joint Ventures and Unconsolidated Subsidiaries	128,902	72,807	(78,323)
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	6,769	89,225	96,318
Minority Interest, net of Taxes	(484)	(413)	(315)
Gain on Sale of Assets	(20,310)	(482,331)	(6,500)
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Decrease (Increase) in Restricted Cash	26,911	11,233	(19,301)
(Increase) Decrease in Trade Receivables, Notes and Other	(594,308)	31,529	(93,049)
Decrease (Increase) in Mortgage Loans Held for Sale	940,535	513,878	(194,379)
Decrease (Increase) in Housing Projects and Land Held for Development
and Sale	1,460,404	(478,199)	(2,482,554)
Decrease (Increase) in Other Inventories	26,733	(3,114)	(1,368)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(493,337)	220,992	635,629
Decrease (Increase) in Other Assets, net	34,825	33,100	(42,841)
Increase (Decrease) in Payables to Affiliates	—	—	—
Other	668	(167)	402

	1,480,634	950,193	(763,381)

Cash Flows — Investing Activities
(Issuance of) Payments received on Notes Receivable	(7,254)	21,768	25,174
(Increase) Decrease in Mortgage Loans Held for Investment	—	(292,448)	952,449
(Increase) Decrease in Construction Loans	79,521	(91,722)	(154,257)
Investment in and Advances to Joint Ventures	(181,854)	(268,206)	(372,937)
Distributions of Capital from Joint Ventures	126,236	158,658	218,544
(Increase) Decrease in Investment in and Advances to Unconsolidated Subsidiaries	—	—	—
Purchases of Property and Equipment, net	(6,638)	(40,643)	(92,234)
Proceeds from Dispositions	26,861	606,759	327,415
Other	(4,270)	(6,681)	(3,893)

	32,602	87,485	900,261

Cash Flows — Financing Activities
Decrease (Increase) in Restricted Cash	68,181	(53,522)	(15,501)
(Decrease) Increase in Short-term Debt, net	(1,262,744)	(346,903)	764,540
Proceeds from Land Financing Transaction, net	7,483	—	—
Centex
Issuance of Long-term Debt	—	500,695	972,028
Repayment of Long-term Debt	(581,378)	(293,620)	(343,322)
Financial Services
Issuance of Long-term Debt	—	961,126	2,008,372
Repayment of Long-term Debt	(60,000)	(746,680)	(3,366,188)
Proceeds from Stock Option Exercises	39,567	66,142	58,971
Purchases of Common Stock, net	(799)	(271,022)	(648,638)
Dividends Paid and Capital Contributions Received	(19,462)	(19,095)	(20,294)

	(1,809,152)	(202,879)	(590,032)

Effect of Exchange Rate on Cash	—	—	(1,479)
Net (Decrease) Increase in Cash and Cash Equivalents	(295,916)	834,799	(454,631)
Cash and Cash Equivalents at Beginning of Year (1)	882,754	47,955	502,586

Cash and Cash Equivalents at End of Year (2)	$586,838	$882,754	$47,955

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $220, $4,630 and $6,192 as of March 31, 2007, 2006 and 2005, respectively.

(2)	Amount includes cash and cash equivalents of discontinued operations of $28, $220 and $4,630 as of March 31, 2008, 2007 and 2006, respectively.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)

Centex *			Financial Services
For the Years Ended March 31,			For the Years Ended March 31,
2008	2007	2006	2008	2007	2006

$(2,657,482)	$268,366	$1,289,313	$(100,308)	$101,596	$119,385

46,307	51,491	48,081	6,166	8,304	14,988
37,761	64,850	68,743	—	—	—

—	—	—	129,719	30,046	94,319
1,991,090	683,912	35,155	—	6,919	—
456,854	(243,664)	(55,196)	(47,089)	71,429	(72,503)
229,210	(28,789)	(197,708)	—	—	—
21,769	685,005	169,065	—	—	—
—	(175)	(126)	(484)	(238)	(189)
(20,310)	(349,524)	(6,500)	—	(132,807)	—

27,905	14,261	(17,485)	(994)	(3,028)	(1,816)
(624,789)	25,614	(88,073)	30,481	5,915	(4,976)
—	—	—	940,535	513,878	(194,379)

1,460,404	(478,199)	(2,482,554)	—	—	—
8,978	(621)	(1,420)	17,755	(2,493)	52
(466,843)	212,157	622,375	(26,494)	133	13,744
47,270	25,599	(51,364)	(12,445)	7,501	8,523
—	—	—	67,251	(26,471)	35,848
668	(167)	402	—	—	—

558,792	930,116	(667,292)	1,004,093	580,684	12,996

(7,254)	21,662	24,937	—	106	237
—	—	—	—	(292,448)	952,449
—	—	—	79,521	(91,722)	(154,257)
(181,854)	(268,206)	(372,937)	—	—	—
126,236	158,658	218,544	—	—	—
(270,251)	23,378	(36,338)	—	—	—
(4,808)	(33,404)	(80,595)	(1,830)	(7,239)	(11,639)
26,861	150,713	327,415	—	467,841	—
(4,270)	(6,681)	(3,893)	—	—	—

(315,340)	46,120	77,133	77,691	76,538	786,790

—	—	—	68,181	(53,522)	(15,501)
3,243	(125,359)	119,296	(1,265,987)	(221,544)	645,244
7,483	—	—	—	—	—

—	500,695	972,028	—	—	—
(581,378)	(293,620)	(343,322)	—	—	—

—	—	—	—	961,126	2,008,372
—	—	—	(60,000)	(746,680)	(3,366,188)
39,567	66,142	58,971	—	—	—
(799)	(271,022)	(648,638)	—	—	—
(19,462)	(19,095)	(20,294)	188,000	(595,780)	(72,747)

(551,346)	(142,259)	138,041	(1,069,806)	(656,400)	(800,820)

—	—	(1,479)	—	—	—
(307,894)	833,977	(453,597)	11,978	822	(1,034)
870,688	36,711	490,308	12,066	11,244	12,278

$562,794	$870,688	$36,711	$24,044	$12,066	$11,244

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services as described in Note (A), “Significant Accounting Policies.” Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

				Unamortized
			Capital in	Value of
	Common Stock		Excess of	Deferred
	Shares	Amount	Par Value	Compensation

Balance, March 31, 2005	127,729	$33,327	$407,995	$(197)
Issuance of Restricted Stock and Stock Units	686	62	(12,436)	—
Stock Compensation	—	—	68,546	197
Exercise of Stock Options, Including
Tax Benefits	2,970	743	115,690	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(9,285)	—	—	—
Other Stock Transactions	4	—	215	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments	—	—	—	—
Foreign Currency Translation Adjustments (1)	—	—	—	—
Comprehensive Income

Balance, March 31, 2006	122,104	34,132	580,010	—
Issuance of Restricted Stock and Stock Units	513	30	(29,366)	—
Stock Compensation	—	—	64,850	—
Exercise of Stock Options, Including Tax Benefits	2,507	627	76,629	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(5,159)	—	—	—
Retirement of Treasury Stock	—	(3,750)	(645,059)	—
Other Stock Transactions	5	2	1,285	—
Net Earnings	—	—	—	—
Unrealized Gain on Hedging Instruments (2)	—	—	—	—
Foreign Currency Translation Adjustments	—	—	—	—
Comprehensive Income

Balance, March 31, 2007	119,970	31,041	48,349	—
Adoption of FIN 48	—	—	(4,898)	—
Issuance of Restricted Stock and Stock Units	607	40	(32,373)	—
Stock Compensation	—	—	37,761	—
Exercise of Stock Options, Including Tax Benefits	2,724	681	46,067	—
Cash Dividends	—	—	—	—
Purchases of Common Stock for Treasury	(28)	—	—	—
Other Stock Transactions	6	1	182	—
Net Loss	—	—	—	—

Balance, March 31, 2008	123,279	$31,763	$95,088	$—

See Notes to Consolidated Financial Statements.

(1)	Amount includes a reclassification adjustment of $48,354, net of tax, for foreign currency translation adjustments included in earnings from discontinued operations.

(2)	Amount includes a reclassification adjustment of $15,738, net of tax, for hedging gain included in earnings from discontinued operations.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(in thousands)

		Accumulated
	Treasury	Other
Retained	Stock	Comprehensive
Earnings	at Cost	Income (Loss)	Total

$3,982,306	$(213,801)	$71,127	$4,280,757
—	7,142	—	(5,232)
—	—	—	68,743

—	—	—	116,433
(20,294)	—	—	(20,294)
—	(655,780)	—	(655,780)
—	—	—	215
1,289,313	—	—	1,289,313
—	—	263	263
—	—	(62,760)	(62,760)

			1,226,816

5,251,325	(862,439)	8,630	5,011,658
(1,926)	18,861	—	(12,401)
—	—	—	64,850
—	—	—	77,256
(19,095)	—	—	(19,095)
—	(271,022)	—	(271,022)
(247,797)	896,606	—	—
—	—	—	1,287
268,366	—	—	268,366
—	—	(8,702)	(8,702)
—	—	72	72

			259,736

5,250,873	(217,994)	—	5,112,269
(208,295)	—	—	(213,193)
—	24,969	—	(7,364)
—	—	—	37,761
—	—	—	46,748
(19,462)	—	—	(19,462)
—	(799)	—	(799)
—	—	—	183
(2,657,482)	—	—	(2,657,482)

$2,365,634	$(193,824)	$—	$2,298,661

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(A) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of Centex Corporation and all subsidiaries, partnerships and other entities in which Centex Corporation has a controlling interest (the “Company”). Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (C), “Inventories,” and Note (F), “Indebtedness.” All significant intercompany balances and transactions have been eliminated.
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
     Certain operations have been classified as discontinued. For additional information, refer to Note (O), “Discontinued Operations.” Associated results of operations and financial position are separately reported for all periods presented. Information in these Notes to Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
     Revenues from Home Building projects are recognized when homes are sold, profit is determinable, title passes to the buyer, there are no significant obligations on the part of the seller, and the buyer’s commitment to pay is supported by a substantial initial and continuing investment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). For home closings that do not meet the minimum investment criteria under SFAS 66, the Company records such closings under the cost recovery method. Under this method, the gross profit is deferred until sufficient cash has been paid by the buyer or the loan is sold to a third-party. Revenues from land sales are recognized when payments of at least 20% of the total purchase price are received, the Company has no continuing obligations related to such land sold and the collection of any remaining receivable is reasonably assured.
     Net origination fees, mortgage servicing rights, and other revenues derived from the origination of mortgage loans are deferred and recognized when the related loan is sold to a third-party purchaser. Other revenues, including fees for title insurance, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.
     Interest revenues on mortgage loans receivable are recognized as revenue using the interest (actuarial) method. Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more. The accrual is resumed when the mortgage loan becomes less than 90 days contractually delinquent. At March 31, 2008 and 2007, mortgage loans, on which revenue was not being accrued, were $162.9 million and $37.8 million, respectively.

Sales Discounts and Incentives
     Sales discounts and incentives include items such as cash discounts, discounts on options included in the home, option upgrades (such as upgrades for cabinetry, carpet and flooring), and seller-paid financing or closing costs. In addition, from time to time, the Company may also provide homebuyers with retail gift certificates and/or other nominal retail merchandise. Cash discounts are accounted for as a reduction in the sales price of the home. All other sales incentives are recognized as a cost of selling the home.
Advertising Costs
     Advertising costs are expensed as incurred. Advertising costs for the years ended March 31, 2008 and 2007 and 2006 (“fiscal year 2008,” “fiscal year 2007” and “fiscal year 2006”) were $101.4 million, $138.9 million and $114.3 million, respectively.
Interest Expense
     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold or otherwise charged to costs and expenses. In prior years, the Company’s inventory subject to interest capitalization exceeded its debt levels. Due to the reduction in homebuilding inventories, the Company’s debt level exceeded its inventory subject to capitalization during the year the ended March 31, 2008. As a result, a portion of the interest incurred during the year ended March 31, 2008 was charged directly to interest expense.

	For the Years Ended March 31,
	2008	2007	2006

Total Interest Incurred	$285,960	$483,342	$674,351
Less — Interest Capitalized	(222,938)	(284,181)	(227,246)
Financial Services’ Interest Expense	(54,380)	(90,328)	(65,904)
Discontinued Operations (1)	—	(108,833)	(370,098)

Interest Expense, net	$8,642	$—	$11,103

Capitalized Interest Charged to Home Building’s Costs and Expenses	$312,665	$237,539	$169,887

(1)	Includes the Company’s home services operations, Home Equity, and the Company’s international homebuilding operations.
Income Taxes
     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. For additional information regarding the Company’s valuation allowance, please refer to Note (J), “Income Taxes.”
     On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. Please refer to Note (J), “Income Taxes,” for additional information relating to the adoption of FIN 48.
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
     The Company periodically assesses its estimated liability for unrecognized tax benefits. The estimated liability for unrecognized tax benefits may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from the Company’s estimates. As each audit is concluded, adjustments, if any, are appropriately recorded in the Company’s financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require the Company to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which changes occur.
     Prior to the adoption of FIN 48, the Company applied SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), to assess and provide for potential income tax exposures. In accordance with SFAS 5, the Company maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from tax audits. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in the income statements and effective tax rates as more items are recognized and/or derecognized discretely within income tax expense.
Earnings Per Share
     Basic earnings (loss) per share are computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding, including vested shares of restricted stock and vested restricted stock units under the long-term incentive plan. Diluted earnings (loss) per share are computed based upon the basic weighted-average number of shares plus the dilution of the stock options, unvested shares of restricted stock and unvested restricted stock units under the long-term incentive plan. Stock options, unvested shares of restricted stock and unvested restricted stock units under the long-term incentive plan are not considered in the diluted earnings (loss) per share calculation when the Company has a loss from continuing operations.
Cash and Cash Equivalents
     Cash equivalents represent highly liquid investments with an original maturity of three months or less when purchased.
Restricted Cash
     Restricted cash primarily consists of: (1) cash restricted pursuant to insurance related regulatory requirements, (2) customer deposits that are temporarily restricted in accordance with regulatory requirements, and (3) required cash balances for structured finance arrangements. Cash restricted pursuant to insurance related regulatory requirements includes the restricted cash of the Company’s title, property and casualty insurance operations, the restricted cash of a subsidiary that issues surety bonds, and cash restricted pursuant to the Company’s casualty insurance. Customer deposits are restricted as certain states, in which the Company operates, require it to restrict customers’ cash deposits until a home is closed. The Company is also required to restrict cash it receives from customers for future mortgage origination costs, including credit report fees and appraisal fees. The changes in these restricted cash balances are directly related to the Company’s operations and are therefore, classified as operating activity in the Statements of Consolidated Cash Flows.
     The restricted cash balances associated with structured finance arrangements represent cash collateral associated with the Company’s warehoused mortgage loans. The changes in these restricted cash balances are reflected as financing activity in the Statements of Consolidated Cash Flows.

Mortgage Loans
     Mortgage loans receivable consist of mortgage loans held for sale and other mortgage loans, net of their related allowances. Mortgage loans held for sale represent mortgage loans originated by Financial Services, which will be sold to third parties. The carrying value of these loans designated as hedged is adjusted for changes in the fair value to the extent the hedge is deemed effective. Unhedged loans or loans hedged ineffectively are stated at the lower of cost or market. Market is determined by forward sale commitments, current investor yield requirements and current market conditions. Substantially all of the mortgage loans held for sale are delivered to third-party purchasers within three months after origination. These loans are subject to hedge instruments during the time they are held in inventory. Substantially all of the mortgage loans held for sale are pledged as collateral for secured financings.
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates and current trends in loan originations. This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentation and reflects management’s judgment of the loss exposure at the end of the reporting period.
     Financial Services also holds other mortgage loans, which are carried at cost, net of their related allowance. Other mortgage loans include performing and nonperforming construction loans and other nonperforming mortgage loans. During the year ended March 31, 2008, Financial Services ceased originating new construction loans. Under its discontinued construction loan program, Financial Services entered into an agreement to finance a specified amount for the construction of a home. As the construction of the home progressed, the borrower draws on the committed amount. These loans were intended to be modified into a permanent loan (i.e., a mortgage loan held for sale) once the total committed amount was funded. Financial Services will continue to fulfill its existing funding commitments.
     Financial Services also periodically reviews its construction loan commitments for collectibility. To establish the appropriate allowance, Financial Services first classifies its construction loans into risk categories. These categories are based on, among other things, the loan product, the borrower’s credit profile, the draw activity on the loan, the loan delinquency rate, and the historical realization on construction loans. Each category of loans is then evaluated for potential credit and market-related risks. The allowance for loans Financial Services expects to convert to permanent loans that will be held for sale is based on the estimated market value of the loans. The allowance for loans Financial Services expects to eventually default is based on the credit risk of the loan.
     From time to time, Financial Services will be required to repurchase certain loans it originated and sold to third parties under the representations and warranty provisions in its loan sale agreements. If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party. If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans. In addition, Financial Services will foreclose on certain nonperforming construction loans. Financial Services establishes an allowance for loans in foreclosure based on its historical loss experience and current loss trends. Please refer to Note (B), “Mortgage Loans,” for additional information on Financial Services’ other mortgage loans and the related allowance as of March 31, 2008 and 2007.
     If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale. On all other nonperforming loans, Financial Services proceeds to foreclose on the loan. Once Financial Services has received title to the underlying collateral through the foreclosure process, Financial Services classifies the loan amount, net of its allowance, as real-estate owned. Financial Services establishes an allowance for real-estate owned based upon the estimated value of the property. Real-estate owned is reflected as a component of other inventory. At March 31, 2008 and 2007, real-estate owned was $10.9 million and $8.7 million, respectively, which were net of allowances of $12.8 million and $2.7 million, respectively.
     Although Financial Services considers its mortgage loan allowances and related reserves reflected in the Consolidated Balance Sheets at March 31, 2008 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with its loan originations. These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.
Trade Accounts and Notes Receivable
     Trade accounts receivable primarily consist of income taxes receivable, insurance claims receivable, funds in transit or in escrow for homes closed and vendor rebate receivables and are net of an allowance for doubtful accounts. The allowance for doubtful accounts was $40.6 million and $9.1 million as of March 31, 2008 and 2007, respectively.

Notes receivable at March 31, 2008 are collectible primarily over four years with $5.3 million being due within one year.
Housing Projects
     Housing projects are stated at cost (including land acquisition and development, direct construction, capitalized interest and real estate taxes), net of any impairment. The relief of capitalized costs is included in the Home Building costs and expenses in the Statements of Consolidated Earnings when related revenues are recognized. Housing projects include direct construction costs and land under development. A summary of these amounts is included in Note (C), “Inventories.”
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
Land Held for Development and Sale
     Land held for development and sale is stated at cost, net of impairment. Land option agreements and related pre-acquisition costs are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Land held for development and sale consists of owned land that is currently not being developed and is not anticipated to be developed for at least two years, land held for sale, deposits for land purchases and related acquisition costs. Carrying costs for land held for development and sale such as property taxes and insurance are expensed as incurred. The Company enters into certain land option purchase agreements with unaffiliated entities. Under certain land option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land. To the extent the Company does not exercise its option to purchase such land, the amount of the land option deposit, any letters of credit, as well as development costs incurred to date, represent the Company’s maximum exposure to loss except in certain circumstances, which would not be material.
     Land option deposits (including those consolidated and included in land held under option agreements not owned) and pre-acquisition costs are expensed if the option agreement terminates, is in default, expires by its terms or if the Company determines it is probable that the property will not be acquired. On a periodic basis, the Company assesses the probability of acquiring the land it controls under option agreements. This assessment is performed for each option agreement by local market personnel. The key factors that impact the Company’s assessment include:
•	local market housing inventory levels for both existing and new homes,

•	the Company’s existing local supply of owned and controlled lots,

•	contract purchase price and terms,

•	the availability of other or more desirable land in the local markets,

•	evaluation of local regulatory environment and, if not fully entitled, likelihood of obtaining required approvals, and

•	local market economic and demographic factors such as job growth, long- and short-term interest rates, consumer confidence, population growth and immigration.
     During the years ended March 31, 2008, 2007 and 2006, $120.4 million, $360.0 million and $35.2 million, respectively, of land deposits and related pre-acquisition costs were written off to cost of land sales and other.

Land Held Under Option Agreements Not Owned and Other Land Deposits
     The Company has evaluated those entities with which the Company entered into land option agreements in accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”). The provisions of FIN 46 require the Company to consolidate the financial results of a variable interest entity if the Company is the primary beneficiary. Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns. If the Company determines that it is the primary beneficiary, the Company consolidates the assets and liabilities of the variable interest entity.
     The Company determines if it is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices and the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. The Company performs its analysis at the inception of each lot option agreement. Local market personnel are actively involved in the evaluation, including the development of management’s estimates of expected gains and losses of the variable interest entity. To the extent an option agreement is significantly modified or amended, the agreement is reevaluated pursuant to FIN 46. Based on its evaluation, if the Company is the primary beneficiary of those entities for which it has entered into land option agreements, the variable interest entity is consolidated. To the extent financial statements or other information is available, the Company consolidates the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests. See Note (C), “Inventories,” for further discussion on the results of the Company’s analysis of land option agreements.
     In addition to land options consolidated pursuant to FIN 46, the Company evaluates land options in accordance with the provisions of SFAS No. 49, “Product Financing Arrangements” (“SFAS 49”). When the Company’s deposits and pre-acquisition development costs exceed certain thresholds, or the Company has determined it is likely it will exercise its option, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.
Investments in Joint Ventures
     The Company is a participant in certain joint ventures with interests ranging from 5.0% to 67.0%. Investments in joint ventures in which the Company’s interest exceeds 50% have been consolidated. The equity method of accounting is used for joint ventures over which the Company has significant influence but not control; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%. In determining whether the Company has control over its joint ventures, the Company also considers Emerging Issues Task Force (“EITF”) Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership whereby the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5.
     The Company defers recognition of its share of intercompany profits from joint ventures until realized in a third party transaction. For the year ended March 31, 2008, the Company did not defer any profits associated with its purchases from joint ventures. For the years ended March 31, 2007 and 2006, the Company deferred $20.9 million and $26.9 million, respectively, related to profits associated with the Company’s land purchases from joint ventures.
     For the years ended March 31, 2008 and 2007, loss from unconsolidated entities includes $100.5 million and $124.5 million, respectively, of the Company’s share of joint ventures’ impairments. There were no significant joint venture impairments recorded in the year ended March 31, 2006.

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
Impairment of Long-Lived Assets
     The Company assesses housing projects, land held for development and sale and property and equipment for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Land held for development and sale includes the purchase price plus any land development incurred to date, capitalized interest, real estate taxes, deposits and pre-acquisition costs. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, sales rates and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of housing projects, land held for development and sale and property, plant and equipment is determined primarily based on estimated cash flows discounted for market risks associated with the long-lived assets. The Company recorded $1,792.4 million and $323.9 million in land-related impairments to housing projects and land held for development and sale during the years ended March 31, 2008 and 2007, respectively. No significant land-related impairments were recorded during the year ended March 31, 2006. See Note (C), “Inventories,” for a discussion of land option write-offs.
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
     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. Fair value is estimated using a discounted cash flow or market valuation approach. Key assumptions utilized in the Company’s discounted cash flow model include estimated future sales levels, estimated costs of sales, varying discount rates and working capital constraints as they principally relate to estimated future inventory levels. Material variations of these assumptions may have a significant impact to the carrying value of goodwill.
     For the year ended March 31, 2008, the Company recorded $78.2 million of goodwill impairments. The Company had no impairment of goodwill in fiscal years 2007 or 2006. Please refer to Note (E), “Goodwill,” for additional information on the Company’s goodwill impairments.
Deferred Charges and Other
     Deferred charges and other are primarily composed of prepaid expenses, Company deposits, financing costs, investments and interest rate lock commitments.

Off-Balance Sheet Obligations
     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to facilitate homebuilding activities. Further discussion regarding these transactions can be found in Note (G), “Commitments and Contingencies.”
Insurance Accruals
     The Company has certain self-insured retentions and deductible limits under its workers’ compensation, automobile and general liability insurance policies. The Company establishes reserves for its self-insured retentions and deductible limits based on an analysis of historical claims and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. On an annual basis, the Company engages actuaries to assist in the evaluation and development of claim rates and required reserves for self insurance including reserves related to construction defects and general liability claims. The Company periodically assesses the adequacy of its insurance accruals and adjusts the amounts as necessary. Although the Company considers the insurance accruals reflected in its Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Expenses associated with insurance claims up to the Company’s deductible limits were $47.0 million, $51.4 million and $60.7 million for fiscal years 2008, 2007 and 2006, respectively. As of March 31, 2008 and 2007, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $221.0 million and $179.2 million, respectively.
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
     The following information represents the Company’s grants of stock-based compensation to employees and directors during the years ended March 31, 2008 and 2007:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant

For the year ended March 31, 2007	Stock Options	1,420.3	$28,603.0
	Stock Units	366.2	$19,955.4
	Restricted Stock	121.2	$6,379.9

For the year ended March 31, 2008	Stock Options	646.6	$10,116.9
	Stock Units	283.3	$11,901.2
	Restricted Stock	160.1	$5,035.0
     The Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date, net of forfeitures. The fair value of stock units and restricted stock are based on the fair market value of the Company’s stock on the date of grant, while the fair value of stock options granted is calculated under the Black-Scholes option-pricing model.
     In addition to the stock-based awards in the above table, the Company issued to officers and employees during the first quarter of fiscal year 2008 long-term performance awards that vest after three years with an initial aggregate value of $18.9 million. These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in earnings per share growth and return on equity, as well as changes in the Company’s stock price between the date of grant and the end of the performance period. At March 31, 2008, these awards were adjusted to an aggregate value of $8.9 million. In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.

Statements of Consolidated Cash Flows — Supplemental Disclosures
     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. For further information on the sale of the Company’s construction services operations (“Construction Services”), sub-prime lending operations (“Home Equity”) and international homebuilding operations, see Note (O), “Discontinued Operations.” As a result, all Construction Services and international homebuilding cash flows are included with the Centex cash flows and all Home Equity cash flows are included with the Financial Services cash flows.
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Years Ended March 31,
	2008	2007	2006

Cash Paid for Interest (1)	$280,649	$469,133	$656,525

Net Cash Paid for Taxes	$164,037	$325,224	$772,153

(1)	Amounts include capitalized interest.
     As explained in Note (C), “Inventories,” pursuant to the provisions of FIN 46, as of March 31, 2008 and 2007, the Company consolidated $75.3 million and $152.9 million, respectively, of land as inventory under the caption “land held under option agreements not owned.” The Company also recorded $38.1 million and $90.5 million as of March 31, 2008 and 2007, respectively, of lot option agreements for which the Company’s deposits exceeded certain thresholds.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company as of April 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e. inventory impairment assessments). This FSP defers the effective date for nonfinancial assets and nonfinancial liabilities of SFAS 157 for the Company to April 1, 2009. The adoption of SFAS 157 related to financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position. The Company is currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. SFAS 159 will be effective for the Company as of April 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s results of operations or financial position.
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 required that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that were accounted for at fair value through earnings. The provisions of SAB 109 were applicable to written loan commitments issued or modified beginning January 1, 2008. The Company adopted SAB 109 in the fourth quarter of fiscal year 2008, and it did not have a material impact on its results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company as of April 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
Reclassifications
     Certain prior year balances have been reclassified to be consistent with the March 31, 2008 presentation, including reclassification of the other mortgage loan allowance against the related mortgages, reclassification of certain inventory amounts from housing projects to other inventory, reclassification of nonperforming mortgage loans from trade receivable to other mortgage loans and reclassifications of discontinued operations.
(B) MORTGAGE LOANS
     Mortgage loans receivable consist of the following:

	As of March 31,
	2008	2007

Mortgage Loans Held for Sale, net of Allowance of $4,092 and $2,365	$384,293	$1,311,196
Other Mortgage Loans, net of Allowance of $151,604 and $12,513	131,587	399,152

Mortgage Loans Receivable, net	$515,880	$1,710,348

     For the years ended March 31, 2008 and 2007, the Company recorded provisions for losses on mortgage loans of $170.4 million and $11.8 million, respectively. As of March 31, 2008, Financial Services is committed, under existing construction loan agreements, to fund an additional $26.3 million. During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it will fulfill its existing funding commitments.
(C) INVENTORIES
Housing Projects and Land Held for Development and Sale
     A summary of housing projects is provided below:

	As of March 31,
	2008	2007

Direct Construction	$1,746,016	$3,041,290
Land Under Development	2,882,844	5,433,593

Housing Projects	$4,628,860	$8,474,883

     For the year ended March 31, 2008, the Company recorded $1,792.4 million in land-related impairments due to challenging market conditions. For the year ended March 31, 2007, the Company recorded $323.9 million in land-related impairments. No significant land-related impairments were recorded for the year ended March 31, 2006. During the year ended March 31, 2008, 410 land-related impairments were recorded representing 296 neighborhoods and land investments, certain of which have been impaired more than once. Land-related impairments during the year ended March 31, 2007 represented 83 neighborhoods and land investments. During the fourth quarter of fiscal year

2008, the Company recorded $300.0 million in impairments. At March 31, 2008, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the quarter ended March 31, 2008 was $174.8 million.
Land Held Under Option Agreements Not Owned and Other Land Deposits
     The Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At March 31, 2008, the Company had 145 land option agreements.
     In accordance with the provisions of FIN 46, the Company is the primary beneficiary of certain option agreements to purchase land, for which the remaining purchase price of the land was $75.3 million and $152.9 million as of March 31, 2008 and 2007, respectively. Land consolidated under FIN 46 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to minority interests. At March 31, 2008, 12 land option agreements were consolidated pursuant to FIN 46.
     In addition to land options recorded pursuant to FIN 46, the Company determined that 11 land option agreements represent financing arrangements pursuant to the provisions of SFAS 49, “Product Financing Arrangements” (“SFAS 49”). As a result, the Company recorded $38.1 million and $90.5 million as of March 31, 2008 and 2007, respectively, which represents the remaining purchase price of the land. Land consolidated pursuant to SFAS 49 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.
     A summary of the Company’s deposits for land options and the total purchase price of such options is provided below:

	As of March 31,
	2008	2007

Cash Deposits included in:
Land Held for Development and Sale	$20,711	$89,737
Land Held Under Option Agreements Not Owned	33,230	38,642

Total Cash Deposits in Inventory	53,941	128,379
Letters of Credit	943	12,854

Total Invested through Deposits or
Secured with Letters of Credit	$54,884	$141,233

Total Purchase Price of Land Option Agreements	$1,131,976	$3,324,636

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of March 31, 2008 and 2007, pre-acquisition development costs were $11.9 million and $48.0 million, respectively. Included in “land held for development and sale” is owned land that is not currently anticipated to be developed for more than two years and land that the Company intends to sell within one year, which amounted to $527.2 million and $20.5 million as of March 31, 2008 and 2007, respectively.
     The Company writes off deposits and pre-acquisition costs when it determines it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $120.4 million, $360.0 million and $35.2 million for the years ended March 31, 2008, 2007 and 2006, respectively.

(D) PROPERTY AND EQUIPMENT
     Property and equipment cost by major category and accumulated depreciation are summarized below:

	March 31,
	2008	2007

Land, Buildings and Improvements	$70,554	$78,979
Machinery, Equipment and Other	210,691	254,391

	281,245	333,370
Accumulated Depreciation and Amortization	(203,314)	(198,629)

	$77,931	$134,741

     The Company had depreciation and amortization expense related to property and equipment of $41.8 million, $46.5 million, and $41.6 million for fiscal years 2008, 2007, and 2006, respectively.
(E) GOODWILL
     A summary of changes in goodwill by segment for the years ended March 31, 2008 and 2007 are presented below:

	As of	Goodwill	Goodwill	As of
	March 31, 2006	Disposed	Impairments	March 31, 2007
Home Building
East	$27,945	$—	$—	$27,945
Southeast	29,160	—	—	29,160
Central	7,654	—	—	7,654
Texas	9,720	—	—	9,720
Northwest	22,721	—	—	22,721
Southwest	24,301	—	—	24,301
Other homebuilding	—	—	—	—

Total Home Building	121,501	—	—	121,501
Financial Services	11,737	(2,785)	—	8,952

Total	$133,238	$(2,785)	$—	$130,453

	As of	Goodwill	Goodwill	As of
	March 31, 2007	Disposed	Impairments	March 31, 2008
Home Building
East	$27,945	$—	$(559)	$27,386
Southeast	29,160	—	(24,202)	4,958
Central	7,654	(595)	(5,359)	1,700
Texas	9,720	—	(3,499)	6,221
Northwest	22,721	—	(20,316)	2,405
Southwest	24,301	—	(24,301)	—
Other homebuilding	—	—	—	—

Total Home Building	121,501	(595)	(78,236)	42,670
Financial Services	8,952	—	—	8,952

Total	$130,453	$(595)	$(78,236)	$51,622

(F) INDEBTEDNESS
     A summary of the balances of short-term and long-term debt (debt instruments with original maturities greater than one year) and weighted-average interest rates at March 31, 2008 and 2007 is presented below. Due dates are presented in fiscal years.

	March 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
		Rate		Rate
Short-term Debt:

Centex	$4,050	5.25%	$1,807	—

Financial Services
Financial Institutions	337,053	3.63%	428,144	5.56%
Harwood Street Funding I, LLC Secured Liquidity Notes	—	—	1,174,896	5.38%

Consolidated Short-term Debt	341,103		1,604,847

Long-term Debt:

Centex
Medium-term Note Program	—	—	170,000	5.61%
Senior Notes, due through 2017	3,319,190	6.00%	3,708,976	5.89%
Other Indebtedness, due through 2018	1,927	8.98%	21,334	6.65%

	3,321,117		3,900,310

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	—	—	60,000	7.32%

Consolidated Long-term Debt	3,321,117		3,960,310

Total Debt	$3,662,220		$5,565,157

     Centex’s short-term debt as of March 31, 2008 consisted of land and land-related acquisition notes of $4.1 million. Centex’s short-term debt as of March 31, 2007 consisted of land and land-related acquisition notes of $1.8 million.

     The weighted-average interest rates for short-term and long-term debt during the years ended March 31, 2008, 2007, and 2006 were:

	For the Years Ended March 31,
	2008	2007	2006

Short-term Debt

Centex	2.89%	5.35%	4.23%
Financial Services	5.97%	5.59%	4.04%

Long-term Debt:

Centex
Medium-term Note Programs	5.68%	6.00%	5.54	% (1)
Senior Notes	5.90%	5.89%	5.90%
Other Indebtedness	7.15%	6.43%	5.60%
Subordinated Debentures	—	8.75%	8.56%

Financial Services
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	7.42%	7.34%	5.85%

(1)	Interest rate includes the effects of an interest rate swap agreement.
     Maturities of the Company’s long-term debt during the next five years ending March 31 of each year and thereafter are:

For the Fiscal Years Ending March 31,
2009	$151,091
2010	225,101
2011	700,104
2012	349,321
2013	315,135
Thereafter	1,580,365

$3,321,117

     The Company is required to maintain compliance with certain financial covenants in the Company’s multi-bank revolving credit facility. Material covenants include a maximum leverage ratio, a minimum tangible net worth requirement and a borrowing base limitation on the availability of borrowings. The Company’s credit facility also includes an interest coverage ratio. This ratio is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions. In addition, Financial Services’ committed bank warehouse credit facilities contain various affirmative and negative covenants that are generally customary for a facility of this type. At March 31, 2008, the Company was in compliance with its financial covenants.

Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of March 31, 2008 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000	$141,897
Letters of Credit	600,000	193,753

	1,350,000	335,650	(1)

Financial Services
Secured Credit Facilities	605,000	267,947	(2)

	$1,955,000	$603,597

(1)
This is an unsecured, committed, multi-bank revolving credit facility, maturing in July 2010, which serves as funding for general corporate purposes and provides $600 million of letter of credit capacity. As of March 31, 2008, there were no borrowings under the revolving credit facility. The revolving credit facility’s available capacity is subject to a borrowing base limitation when the Company’s senior unsecured debt does not have an investment grade rating from at least two of the following: Moody’s, S&P and Fitch. Under the borrowing base limitation, the sum of the Company’s net senior debt and any amounts drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of the Company’s unencumbered inventory and other assets. Available capacity amounts above reflect the borrowing base limitation. Financial letters of credit reduce the available capacity under the revolving credit facility and letters of credit. Financial letters of credit are generally issued as a form of financial or payment guarantee.

(2)
At March 31, 2008, CTX Mortgage Company, LLC maintained $605 million of secured, committed mortgage warehouse facilities. Subsequent to March 31, 2008, existing credit facilities were reduced $75.0 million to $530.0 million with a corresponding decrease in available capacity. See Note (P), “Subsequent Events,” for additional information.

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
     CTX Mortgage Company, LLC is currently funding its mortgage originations primarily through borrowings under committed bank warehouse credit facilities. The warehouse facilities generally allow CTX Mortgage Company, LLC to sell to the bank, on a revolving basis, mortgage loans up to an aggregate specified amount. Simultaneously, the bank has entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties. Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facilities are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. Under one such warehouse credit facility amounting to $450 million at March 31, 2008, the bank had the option to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans if our long-term unsecured debt ratings fell below BB+ by Standard & Poors (“S&P”), below BBB by Fitch Ratings (“Fitch,”) or below Ba1 by Moody’s Investors Service (“Moody’s”). At March 31, 2008, the Company’s long-term unsecured debt was rated BB+ by S&P, BBB by Fitch and Ba1 by Moody’s. CTX Mortgage Company, LLC may also seek to enter into additional mortgage warehouse facilities with other lenders. Borrowings under the warehouse facilities constitute short-term debt of Financial Services.
     On May 7, 2008, S&P lowered the Company’s debt rating from BB+ to BB which triggered the debt ratings provision in the $450 million committed bank warehouse credit facility discussed above. On May 9, 2008, CTX Mortgage Company, LLC executed an amendment to the bank warehouse credit facility to effectively reset the debt ratings trigger. See note (P), “Subsequent Events,” for further discussion.

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
     If the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or the Company may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although the Company believes that Financial Services could broker loans to other mortgage companies, sell loans directly to the Federal National Mortgage Association or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.
     Prior to August 2007, substantially all of the mortgage loans originated by CTX Mortgage Company, LLC were funded through the sale of such mortgage loans to HSF-I under the terms of a mortgage loan purchase agreement. HSF-I was a variable interest entity of which the Company was the primary beneficiary, and it was consolidated in the Company’s financial statements. HSF-I obtained the funds needed to purchase eligible mortgage loans from CTX Mortgage Company, LLC by issuing (1) short-term secured liquidity notes, (2) medium-term debt and (3) subordinated certificates. As of March 31, 2008, HSF-I had no outstanding secured liquidity notes, medium-term debt or subordinated certificates. All of HSF-I’s outstanding secured liquidity notes were redeemed in accordance with their scheduled maturity dates, and in November 2007, all outstanding subordinated certificates were redeemed.
     CTX Mortgage Company, LLC and its related companies sold $9.3 billion and $10.8 billion of mortgage loans to investors during the years ended March 31, 2008 and 2007, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $125.6 million, $165.0 million and $164.8 million during the years ended March 31, 2008, 2007 and 2006, respectively.
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
     A summary of the Company’s Home Building joint ventures is presented below (dollars in thousands):

	As of March 31,
	2008			2007
			Centex’s			Centex’s
	Number of		Share	Number of		Share
	JVs (1)	Investments	of Debt	JVs (1)	Investments	of Debt

Unleveraged Joint Ventures	29	$70,043	$—	28	$33,369	$—
Joint Ventures with Debt:	13			21
Limited Maintenance Guarantee (2) (3) (4)		43,311	27,500		108,057	162,425
Repayment Guarantee (2) (5)		3,154	13,692		2,247	16,045
Completion Guarantee (4)		78,274	133,935		126,469	209,927
No Recourse or Guarantee		12,040	24,000		11,502	24,000

	42	$206,822	$199,127	49	$281,644	$412,397

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company was the managing member of 23 and 28 of the joint ventures as of March 31, 2008 and 2007, respectively. The number of joint ventures includes 17 and

14 joint ventures as of March 31, 2008 and 2007, respectively, for which substantially all the joint ventures’ activities are complete.

(2)	These amounts represent the Company’s maximum exposure related to the joint ventures’ debt at each respective date.

(3)
The Company has guaranteed that certain of the joint ventures will maintain a specified loan to value ratio. For certain joint ventures, the Company has contributed additional capital in order to maintain loan to value requirements. At March 31, 2008, the Company had one remaining joint venture with a limited maintenance guarantee. In April 2008, this joint venture repaid its outstanding debt.

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
     Total joint venture debt outstanding as of March 31, 2008 and 2007 was $423.2 million and $1.0 billion, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures.
     Four of the Company’s joint ventures are in default of their joint venture debt agreements. In addition, the Company expects two other joint ventures to be in default of their joint venture debt agreements subsequent to March 31, 2008. Our joint venture partner in one of these joint ventures filed for bankruptcy during the year ended March 31, 2008. The Company’s share of the total debt of these joint ventures is $64.0 million and is included in the table above. The Company is in discussions with the joint venture partners and lenders with respect to each joint venture and is evaluating alternatives to mitigate the Company’s exposure. The Company expects to fulfill its contractual obligations under the joint venture agreements. Costs associated with fulfilling such contractual obligations may be less than the Company’s share of the joint ventures’ debt. Recourse under joint venture debt agreements is limited to either the underlying collateral or completion obligations of the joint venture partners. Based upon the terms and debt amounts outstanding for these joint ventures and the terms of the joint venture agreements, the Company does not believe its exposure related to these joint venture defaults will be material to the Company’s financial position or results of operations.
     A summary of the estimated maturities of the Company’s share of joint ventures’ debt is provided below (dollars in thousands). The Company has estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of March 31, 2008. The Company’s share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2009 in the table below.

For the Fiscal Years Ending
March 31,
2009	$168,941
2010	2,268
2011	3,918
2012	24,000

$199,127

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

     A summary of the Company’s outstanding letters of credit and surety bonds as of March 31, 2008 and March 31, 2007 is presented below (dollars in millions):

	As of March 31, 2008			As of March 31, 2007
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$168.6	$1,527.9	(1)	$209.1	$1,542.3
Financial Services	35.7	12.3		0.7	10.7
Other	167.0	0.2		85.9	0.2
Discontinued Operations (2)	35.3	3,093.9		46.6	4,163.3

	$406.6	$4,634.3		$342.3	$5,716.5

(1)	The Company estimates that $580.0 million of work remains to be performed on these projects as of March 31, 2008.

(2)
After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $3.09 billion at March 31, 2008, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At March 31, 2008, the Company estimates that $584.6 million of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company provided a $100 million letter of credit to such surety which is included in Other above. The purchaser of Construction Services has agreed to indemnify the Company against losses relating to such surety bond obligations, including amounts drawn under any such letter of credit. The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an A+ (S&P), A1 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $856.8 million as of March 31, 2008, which declines to $400 million over time and terminates in 2016.

Community Development and Other Special District Obligations
     A Community Development District or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes bond financing to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS 5, the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners. At March 31, 2008 and 2007, the Company had recorded $351.9 million and $280.2 million, respectively, in accrued liabilities for outstanding CDD obligations.
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

     Changes in Home Building’s contractual warranty liability at March 31 are as follows:

	For the Years Ended March 31,
	2008	2007	2006

Balance at Beginning of Period	$44,293	$47,199	$34,961
Warranties Issued	27,858	42,422	53,036
Settlements Made	(40,915)	(45,228)	(40,173)
Change in Liability of Pre-Existing Warranties,
Including Expirations	(2,081)	(100)	(625)

Balance at End of Period	$29,155	$44,293	$47,199

     Financial Services has established a liability for anticipated losses associated with mortgage loans originated. Changes in Financial Services’ liability at March 31 are as follows:

	For the Years Ended March 31,
	2008	2007	2006

Balance at Beginning of Period	$16,863	$18,500	$18,803
Provisions for Losses	1,676	2,160	2,522
Settlements	(9,251)	(1,178)	(2,921)
Changes in Pre-Existing Reserves	4,615	(2,619)	96

Balance at End of Period	$13,903	$16,863	$18,500

Forward Trade and Interest Rate Lock Commitments
     Forward trade commitments represent the fair value of contracts with investors for delayed delivery of mortgage loans for which the Company agrees to make delivery at a specified future date at a specified price. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to borrowers that are expected to close. Fair value is estimated using quoted market prices for current dealer commitments to purchase loans. At March 31, 2008, the Company had $377.3 million of commitments to deliver mortgages to investors against interest rate lock commitments. In addition, at March 31, 2008, the Company had commitments to deliver approximately $380.0 million of mortgage loan inventory to investors.
     Interest rate lock commitments (“IRLCs”) represent the fair value of individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. Fair value is estimated using quoted market prices on fixed loan commitments in the mortgage pipeline. The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets. At March 31, 2008, the Company had loan commitments to prospective borrowers of $465.7 million.
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
     In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”), pursuant to Section 308 of the Clean Water Act seeking information about compliance with permits regulating storm water discharges at projects the Company had completed or was building. Subsequently, the EPA limited its request to Home Building’s operations at 30 neighborhoods. Home Building has provided the requested information and the United States Department of Justice (the “Justice Department”), acting on behalf of the EPA, has asserted that some of these and certain other neighborhoods have violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Home Building has been exploring methods of settling this matter. In May 2008, Home Building agreed to sign a consent decree with the EPA and various states with respect to the Company’s prior and future storm water pollution prevention practices at all of Home Building’s sites. When the consent decree is signed by all parties, the Justice Department will file suit in Federal Court in accordance with the accepted practice in matters of this nature and simultaneously submit the proposed consent decree for approval by the Court. A notice of lodging of the proposed consent decree will then be published in the Federal Register, which triggers the opening of a public comment period. The public comment period is typically 30 days. The Justice Department will review and respond to any comments it receives and will then ask the Court to sign and enter the proposed consent decree. The Court may require a hearing before it rules. Once the Court is satisfied, it will sign and enter the consent decree. The Company anticipates that the consent decree will become final during the second quarter of the fiscal year ending March 31, 2009. Under the proposed consent decree, Home Building will pay a civil penalty of $1,485,000, and will agree to certain management practices related to controlling storm water discharges at all of Home Building’s sites.
Operating Leases
     The Company leases certain office facilities and other equipment under operating leases. Future minimum payments under the noncancelable leases are as follows: 2009 — $56.9 million; 2010 — $46.6 million; 2011 — $36.2 million; 2012 — $26.0 million; 2013 — $17.4 million and thereafter — $15.8 million.
     Rental expense for the years ended March 31, 2008, 2007 and 2006 was $63.5 million, $75.1 million and $65.9 million, respectively.
(H) COMPREHENSIVE INCOME
     A summary of comprehensive income (loss) is presented below:

	For the Years Ended March 31,
	2008	2007	2006

Net Earnings (Loss)	$(2,657,482)	$268,366	$1,289,313
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain on Hedging Instruments	—	7,036	263
Foreign Currency Translation Adjustments	—	72	(14,406)
Hedging Gain Reclassified to Net Earnings	—	(15,738)	—
Foreign Currency Gain Reclassified to Net Earnings	—	—	(48,354)

Comprehensive Income (Loss)	$(2,657,482)	$259,736	$1,226,816

     The unrealized gain on hedging instruments represented the deferral in other comprehensive income (loss) of the unrealized gain on interest rate swap agreements designated as cash flow hedges. The foreign currency translation adjustments were reclassified to earnings from discontinued operations in connection with the sale of the Company’s international homebuilding operations. The accumulated other comprehensive income associated with Home Equity’s hedging gains was reclassified to earnings from discontinued operations and included in the gain on sale of Home Equity recorded in the second quarter of fiscal year 2007.
(I) BUSINESS SEGMENTS
     As of March 31, 2008, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     The Company’s Home Building line of business consists of the following reporting segments that have operations located in the following states:
East: Georgia (Savannah only), Maryland, New Jersey, North Carolina, South Carolina and Virginia
Southeast: Florida, Georgia (Atlanta only) and Tennessee
Central: Indiana, Illinois, Michigan, Minnesota and Missouri
Texas: Texas
Northwest: Colorado, Hawaii, Nevada (except Las Vegas), Northern California, Oregon, Washington
Southwest: Arizona, Southern California, Nevada (Las Vegas only), New Mexico
Other homebuilding (1)

(1)	Other homebuilding includes certain resort/second home projects in Florida that the Company plans to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.
     The Company’s mortgage lending, title agency services and insurance products represent one reporting segment, Financial Services.
     In March 2008, the Company signed a definitive agreement to sell its home services operations. The sale was completed in April 2008. In fiscal year 2007, the Company completed the sale of Construction Services and Home Equity. In fiscal year 2006, the Company completed the sale of its international homebuilding operations. For additional information regarding the sale of these entities, refer to Note (O), “Discontinued Operations.” All prior year segment information has been revised to conform to the current year presentation.
Home Building
     Home Building’s operations currently involve the construction and sale of detached and attached single-family homes. The land used for the construction of the Company’s homes is acquired through the purchase of finished or partially finished lots, and through the purchase of raw land that must be developed. During the year ended March 31, 2008 approximately 80% of the homes closed were single-family, detached homes. Included in Home Building’s loss from unconsolidated entities for the years ended March 31, 2008 and 2007 is the Company’s share of joint ventures’ impairments totaling $100.5 million and $124.5 million, respectively. There were no significant joint venture impairments recorded in the year ended March 31, 2006.
Financial Services
     As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, during the fiscal year 2006, the Company began to focus its mortgage operations on Builder loans to support Home Building. Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. These activities include mortgage origination and other related services for homes sold by the Company’s subsidiaries and others. Retail mortgage originations represented approximately 54.8%, 53.0%, and 61.3% of total mortgage originations during the fiscal years ended March 31, 2008, 2007, and 2006, respectively. The Company anticipates the reduction in total Retail mortgage originations may have a negative impact on Financial Services’ operating results.
     Financial Services’ revenues include interest income of $70.4 million, $121.8 million and $104.1 million in fiscal years 2008, 2007 and 2006, respectively. The majority of the Company’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.

Other
     The Company’s Other segment consists of corporate general and administrative expense, including Home Building corporate-related general and administrative expense and interest income and interest expense.
     The following are components of the Other segment’s loss from continuing operations before income tax:

	For the Years Ended March 31,
	2008	2007	2006
Corporate General and Administrative Expense	$(154,308)	$(185,585)	$(279,172)
Interest Expense	(8,642)	—	(11,103)
Other	29,063	2,488	1,719

	$(133,887)	$(183,097)	$(288,556)

	For the Year Ended March 31, 2008
	(Dollars in thousands)
			Earnings
		Earnings	(Loss) from
		(Loss)	Continuing
		from	Operations
		Unconsolidated	Before	Goodwill	Land-related	Land-related
	Revenues	Entities	Income Tax	Impairments	Impairments	Write-offs
Home Building
East	$1,673,236	$(15,266)	$(81,440)	$559	$62,904	$45,673
Southeast	940,121	(35,916)	(422,428)	24,202	260,834	16,798
Central	764,309	424	(136,144)	5,359	74,485	13,782
Texas	977,063	39	32,256	3,499	1,230	2,141
Northwest	1,672,957	(38,087)	(595,784)	20,316	478,118	22,701
Southwest	1,695,140	(40,096)	(1,163,622)	24,301	742,824	19,199
Other homebuilding	242,788	—	(235,956)	—	172,034	131

Total Home Building	7,965,614	(128,902)	(2,603,118)	78,236	1,792,429	120,425
Financial Services	309,948	—	(138,153)	—	—	—
Corporate & Other	—	—	(133,887)	—	—	—

Total	$8,275,562	$(128,902)	$(2,875,158)	$78,236	$1,792,429	$120,425

	For the Year Ended March 31, 2007
	(Dollars in thousands)
			Earnings
		Earnings	(Loss) from
		(Loss)	Continuing
		from	Operations
		Unconsolidated	Before	Goodwill	Land-related		Land-related
	Revenues	Entities	Income Tax	Impairments	Impairments		Write-offs
Home Building
East	$2,255,702	$(1,820)	$151,821	$—	$63,023		$58,886
Southeast	1,686,003	(187)	108,902	—	51,321		30,286
Central	1,048,883	1,523	(54,231)	—	30,440		39,105
Texas	1,154,702	—	93,209	—	3,502		522
Northwest	2,121,669	(25,990)	112,824	—	61,119		66,845
Southwest	2,730,392	(47,308)	(179,995)	—	104,296		162,165
Other homebuilding	417,476	—	(27,177)	—	10,212		2,190

Total Home Building	11,414,827	(73,782)	205,353	—	323,913		359,999
Financial Services	468,001	—	84,530	—	6,919	(1)	—
Corporate & Other	4,773	—	(183,097)	—	—		—

Total	$11,887,601	$(73,782)	$106,786	$—	$330,832		$359,999

(1)	Financial Services’ impairment was recorded on its construction loans.

	For the Year Ended March 31, 2006
	(Dollars in thousands)
			Earnings
		Earnings	(Loss) from
		(Loss)	Continuing
		from	Operations
		Unconsolidated	Before	Goodwill	Land-related	Land-related
	Revenues	Entities	Income Tax	Impairments	Impairments	Write-offs
Home Building
East	$2,444,433	$5,891	$449,587	$—	$—	$7,217
Southeast	1,983,837	(887)	373,908	—	—	3,544
Central	1,310,039	74	87,477	—	—	5,190
Texas	1,063,379	—	85,284	—	—	506
Northwest	2,143,852	61,102	496,764	—	—	8,175
Southwest	2,841,081	11,644	521,324	—	—	9,627
Other homebuilding	485,582	—	70,485	—	—	896

Total Home Building	12,272,203	77,824	2,084,829	—	—	35,155
Financial Services	462,223	—	84,465	—	—	—
Corporate & Other	8,240	—	(288,556)	—	—	—

Total	$12,742,666	$77,824	$1,880,738	$—	$—	$35,155

	For the Years Ended March 31,
	(Dollars in thousands)
	2008		2007
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,152,818	$1,331,720	$1,477,904	$1,663,815
Southeast	1,263,337	1,360,690	1,703,614	1,821,660
Central	343,989	369,450	606,508	652,799
Texas	517,865	530,038	605,200	630,396
Northwest	893,443	966,004	1,725,847	1,829,961
Southwest	851,326	923,537	2,112,369	2,304,415
Other homebuilding	328,803	1,128,285	704,868	1,212,444

Total Home Building	5,351,581	6,609,724	8,936,310	10,115,490
Financial Services	10,850	717,060	8,747	1,915,082
Corporate & Other	—	713,559	3,358	1,070,195
Discontinued Operations	—	96,989	—	99,166

Total	$5,362,431	$8,137,332	$8,948,415	$13,199,933

(J) INCOME TAXES
     The provision for income taxes includes the following components:

	For the Years Ended March 31,
	2008	2007	2006
Current Provision
Federal	$(617,921)	$318,703	$614,635
State	(5,065)	46,122	97,243

	(622,986)	364,825	711,878

Deferred Provision (Benefit)
Federal	356,065	(216,525)	(31,167)
State	52,731	(32,037)	(12,638)

	408,796	(248,562)	(43,805)

Provision (Benefit) for Income Taxes	$(214,190)	$116,263	$668,073

     The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,
	2008	2007	2006

Earnings (Loss) from Continuing Operations Before Income Taxes	$(2,875,158)	$106,786	$1,880,738

Income Taxes at Statutory Rate	$(1,006,305)	$37,375	$658,258
Increases (Decreases) in Tax Resulting from —
State Income Taxes, net	(93,364)	9,156	54,197
U.S. Government Tax Refund	—	—	(28,101)
Change in Valuation Allowance	828,950	—	—
Change in Reserve for Tax Contingencies	—	65,480	(5,860)
FIN 48	41,088	—	—
Other	15,441	4,252	(10,421)

Provision (Benefit) for Income Taxes	$(214,190)	$116,263	$668,073

Effective Tax Rate	7%	109%	36%
     Components of deferred income taxes, net are as follows:

	As of March 31,
	2008	2007
Deferred Tax Assets
Deferred Compensation	$51,315	$71,326
Land Impairments and Option Write-offs	454,877	176,087
Uniform Capitalization for Tax Reporting	47,065	58,452
Accrued Liabilities	334,597	172,439
Partnership Reporting Differences	2,560	31,442
Tax Credit and State Net Operating Loss Carryforwards	109,080	—
Depreciation and Amortization	11,335	—
All Other	10,895	4,752

	1,021,724	514,498
Valuation Allowance	(830,000)	—

Total Deferred Tax Assets, net of Valuation Allowance	191,724	514,498

Deferred Tax Liabilities
Depreciation and Amortization	—	12,823
All Other	478	972

Total Deferred Tax Liabilities	478	13,795

Deferred Income Taxes, net	$191,246	$500,703

     The Company recognized an income tax benefit of $214.2 million for the year ended March 31, 2008 as compared to the previous fiscal year’s tax provision of $116.3 million. The significant change in the Company’s tax provision for the year ended March 31, 2008 reflects the recognition of a deferred tax asset valuation allowance, the recognition of a liability for unrecognized tax benefits and related accrued interest and penalties.
     At March 31, 2008, the Company had a $648.5 million federal income tax receivable primarily relating to the net operating loss carryback refund claim. The Company’s net deferred tax assets before the valuation allowance were $1.02 billion and $500.7 million as of March 31, 2008 and 2007, respectively. The increase in the deferred tax assets before the valuation allowance recorded during fiscal year 2008 was due primarily to land-related impairments. The Company had a $109.1 million deferred tax asset resulting from tax credit and state net operating loss carryforwards. If unused, the various state tax net operating loss and carryforwards will expire (beginning at various times depending on the tax jurisdiction) in the years 2013 through 2028. As a result of the goodwill impairments recorded in fiscal year 2008 and the reclassification of the Company’s home services operations to discontinued operations, the deferred tax balance related to depreciation and amortization is now classified as a deferred tax asset. In the previous fiscal year, the balance resulted in a deferred tax liability.

     In accordance with the provisions of SFAS 109, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. SFAS 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years.
     Based on the Company’s assessment, including the implementation of certain tax planning strategies, the realization of approximately $830 million of the Company’s deferred tax assets is dependent upon future taxable income. Based on the Company’s consideration of the current homebuilding industry conditions and the related uncertainty in projections of future taxable income, the Company established a valuation allowance, which increased losses from continuing operations by $830 million, or $6.77 per share, during the year ended March 31, 2008.
     Realization of the remaining net deferred tax assets of $191.2 million as of March 31, 2008 is not assured. The valuation allowance may be increased or decreased as conditions change or if the Company is unable to implement certain tax planning strategies. The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods (both federal and state). Changes in existing laws could affect the valuation of deferred tax assets for future periods.
     On April 1, 2007, the Company adopted FIN 48. The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. The total amount of gross unrecognized tax benefits as of April 1, 2007 was $341.4 million and $353.1 million as of March 31, 2008 (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax). The following table summarizes the changes in gross unrecognized tax benefits from April 1, 2007 (date of adoption) to March 31, 2008:

Gross Unrecognized Tax Benefits as of April 1, 2007	$341,388
Tax positions taken relating to a prior year	(2,134)
Tax positions taken relating to the current year	14,352
Settlements of tax positions with taxing authorities	(459)

Balance as of March 31, 2008	$353,147

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
     The Company files numerous income tax returns in both U.S. federal and state jurisdictions. The federal statute of limitations has expired for the Company’s federal tax returns filed for tax years through March 31, 2000. In July 2007, the Company received a Revenue Agent’s Report from the IRS relating to the ongoing audit of the Company’s federal income tax returns for fiscal years 2001 through 2004. The Company believes that its tax return positions are supported and will vigorously dispute the proposed adjustments. The IRS has commenced an examination of the Company’s federal tax returns for fiscal years 2005 and 2006. Certain of the Company’s state income tax returns are under audit and are at various stages of the audit process.
     The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $248.8 million as of April 1, 2007 and $272.3 million as of March 31, 2008. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision that is consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $112.3 million. As of March 31, 2008, gross accrued interest and penalties was $153.6 million. For the year ended March 31, 2008, the Company accrued $41.3 million of gross accrued interest and penalties. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.

(K) CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS
Stock Options
     The Company has issued stock options under the following plans: the Amended and Restated Centex Corporation 2003 Equity Incentive Plan (the “2003 Plan”), the Amended and Restated Centex Corporation 2001 Stock Plan (the “2001 Plan”) and the Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the “1998 Plan”). Stock options granted under these plans may not be granted at less than fair market value. The Company also issued stock options until the year ended March 31, 2002 under the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”). The 1987 Plan provides that stock options may not be granted at less than fair market value except in limited circumstances. These stock option plans, which are administered by the Compensation and Management Development Committee of the Board of Directors, provide for the grant of nonqualified stock options to officers, employees and directors of the Company and its affiliates, other than the 1998 Plan, which excludes officers and directors of the Company. The exercise price of any option granted under these plans must be paid in cash upon exercise (including pursuant to a cashless exercise), or by means of tendering previously owned shares of common stock or shares issued or issuable pursuant to a grant (including pursuant to a net exercise). Under the provisions of the 1998 Plan and 1987 Plan, stock options can no longer be granted under these plans.
     The Company records proceeds from the exercise of stock options as additions to Common Stock and capital in excess of par value. The federal tax benefit, if any, is considered additional capital in excess of par value. On April 1, 2003, the Company adopted the fair value measurement provisions of SFAS No. 123 under which the Company recognizes compensation expense of a stock-based award to an employee on a straight-line basis over the vesting period based on the fair value of the award on the grant date. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) entitled “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Accordingly, prior periods have not been restated. The adoption of SFAS 123R was not significant.
     A summary of the activity of the stock option plans as of March 31, 2008, and changes during the year then ended is presented below (dollars in thousands, except per share data):

	For the Year Ended March 31, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of Shares	Price	Life (Years)	Intrinsic Value (1)

Options Outstanding, Beginning of Year	10,773,784	$31.45
Options Granted at Fair Market Value	646,618	$44.79
Options Exercised	(3,412,574)	$18.61
Options Cancelled	(1,222,747)	$48.74

Options Outstanding, End of Year	6,785,081	$36.13	2.98	$17,459,776

Options Exercisable, End of Year	5,974,909	$34.37	2.61	$17,459,776

Shares Available for Future Stock Option Grants, End of Year	3,135,476

Weighted-Average Fair Value of Options Granted During the Year	$15.76
(1)	Aggregate intrinsic value excludes options where the exercise price exceeds fair value at March 31, 2008.

     A summary of the activity of the stock option plans for the years ended March 31, 2007 and 2006 is presented below (dollars in thousands, except per share date):

	For the Years Ended March 31,
	2007		2006
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Options Outstanding, Beginning of Year	12,361,056	$28.49	14,042,776	$23.22
Options Granted at Fair Market Value	1,470,049	$40.77	1,716,209	$57.36
Options Exercised	(2,507,870)	$25.03	(3,290,472)	$20.59
Options Cancelled	(549,451)	$54.65	(107,457)	$42.04

Options Outstanding, End of Year	10,773,784	$31.45	12,361,056	$28.49

Options Exercisable, End of Year	9,475,817	$28.25	10,620,005	$24.57

Shares Available for Future Stock Option
Grants, End of Year	2,912,055		4,035,310

Weighted-Average Fair Value of Options
Granted During the Year	$20.14		$22.90
     The total intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006 was $47.4 million, $70.5 million and $163.0 million, respectively.
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,
	2008		2007		2006
	All Others	Directors	All Others	Directors
Expected Volatility	33.9%	35.1%	36.7%	38.8%	41.8%
Risk-Free Interest Rate	4.6%	4.9%	5.0%	4.8%	3.8%
Dividend Yield	0.4%	0.4%	0.3%	0.3%	0.3%
Expected Life (Years)	4.5	5.1	4.5	5.4	4.7
Restricted Stock and Restricted Stock Units
     The Company has issued restricted stock awards under the 2003 Plan and the 2001 Plan to executive officers and directors. These shares vest and become unrestricted on the vesting dates specified at the time of the award (typically three or four years, or upon a change in control, as defined in such plans). These shares have voting rights and are entitled to receive dividends at the same time and in the same amounts as other shares of Centex common stock outstanding. At March 31, 2008, there were 241,444 shares of restricted stock awards outstanding. The fair value of each restricted stock award was calculated using the closing stock price on the date of grant.
     The Company also grants restricted stock units, which are converted into shares of Centex common stock at payout, to certain officers and employees under the 2003 Plan and the Long Term Incentive Plan (the “LTIP Plan”). Restricted stock units represent the right to receive an equal number of shares of Centex common stock at the time the award is paid. Awards vest over a three-year or four-year period or upon a change in control, as defined in such plans, and are generally paid out upon vesting or a later date specified by the holder. At March 31, 2008, there were 864,424 restricted stock units outstanding. The fair value of each restricted stock unit was calculated using the closing stock price on the date of grant.

     A summary of the status of the Company’s unvested shares of restricted stock awards and restricted stock units as of March 31, 2008, and changes during the year ended March 31, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Unvested Shares	Shares	Fair Value

Unvested at March 31, 2007	516,140	$55.47
Granted	443,417	$38.19
Vested	(362,061)	$54.92
Forfeited	(62,255)	$50.88

Unvested at March 31, 2008	535,241	$42.06

     In addition, at March 31, 2008, there were 570,627 restricted stock units outstanding that had vested but had not yet been paid out because the payout date had been deferred by the holder.
     As of March 31, 2008, there was $32.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under these Plans. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the years ended March 31, 2008, 2007 and 2006 was $37.8 million, $64.9 million and $68.7 million, respectively.
Equity Plan Summary
     The following table summarizes information about the Company’s equity compensation plans, other than tax qualified plans, as of March 31, 2008:

					(c)
					Number of securities
		(a)			remaining available for
		Number of securities	(b)		future issuance under
		to be issued upon	Weighted-average		equity compensation
		exercise of	exercise price of		plans [excluding
		outstanding options,	outstanding options,		securities reflected in
Plan Category	Plan	warrants and rights	warrants and rights		column (a)]
Equity Compensation Plans	1987	1,055,222	$13.13		—
Approved by	2001	2,101,728	$42.60		157,055
Stockholders	2003	1,655,313	$51.35		2,978,421	(2)

Equity Compensation Plans	1998	1,972,818	$28.78		—
Not Approved by	Long Term
Stockholders	Incentive Plan	864,424	$—		70,225

Total		7,649,505	$36.13	(1)	3,205,701

(1)	Weighted-average exercise price excludes any items with an exercise price of $0.

(2)	Of the amount indicated, a total of 657,771 awards may be granted as stock awards (typically issued as restricted stock awards or restricted stock units).
Non-Equity Long-Term Performance Units
     In addition to the stock-based awards, the Company issued under the 2003 Plan to officers and employees during the first quarter of fiscal year 2008 long-term performance awards that vest after three years with an initial aggregate value of $18.9 million. These awards will be settled in cash (and are not considered shares awarded under the 2003 Plan) and adjusted based on the Company’s performance relative to its peers in earnings per share growth and return on equity, as well as changes in the Company’s stock price between the date of grant and the end of the performance period. At March 31, 2008, these awards were adjusted to an aggregate value of $8.9 million. In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized based upon the estimated fair value of the awards over the vesting period.

The Company recognized $3.4 million in compensation expense related to these awards during the year ended March 31, 2008.
Employee Benefit Plans
     Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s benefit plans. The plans operate on a calendar year and permit both 401(k) matching contributions and profit sharing contributions. The aggregate cost of these plans to the Company was $9.9 million in fiscal year 2008, $11.4 million in fiscal year 2007 and $33.9 million in fiscal year 2006. There were no profit sharing contributions made with respect to the 2007 plan year under any of these plans.
(L) DERIVATIVES AND HEDGING
     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. Financial Services enters into mandatory forward trade commitments (“forward trade commitments”) designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. In addition, Financial Services enters into other derivatives not designated as hedges. The following discussion summarizes the Company’s derivatives used to manage the risk of interest rate fluctuations.
Fair Value Hedges
     Financial Services enters into certain forward trade commitments designated as fair value hedges to hedge the interest rate risk related to its portfolio of mortgage loans held for sale. Accordingly, changes in the fair value of the forward trade commitments and the mortgage loans, for which the hedge relationship is deemed effective, are recorded as an adjustment to earnings. To the extent the hedge is effective, gains or losses in the value of the hedged loans due to interest rate movement will be offset by an equal and opposite gain or loss in the value of the forward trade commitment. This will result in no impact to earnings. To the extent the hedge contains some ineffectiveness, the ineffectiveness is recognized immediately in earnings. The amount of hedge ineffectiveness included in earnings was a loss of $16.5 million for the year ended March 31, 2008. For the years ended March 31, 2007 and 2006, the amount of hedge ineffectiveness included in earnings was a gain of $2.6 million and $20.9 million, respectively.
Other Derivatives
     Financial Services enters into IRLCs with its customers under which Financial Services agrees to make mortgage loans at agreed upon rates within a period of time, generally from one to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.
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
     The net change in the estimated fair value of other derivatives resulted in a gain of $4.7 million, a loss of $1.9 million and a gain of $1.0 million for the years ended March 31, 2008, 2007 and 2006, respectively.
     From time to time, the Company may enter into other forms of derivatives to hedge changes in market values of certain assets and liabilities. The notional value of such derivatives was $79.0 million at March 31, 2008.
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
     The consolidated carrying values of cash and cash equivalents, restricted cash, other receivables, accounts payable and accrued liabilities, forward trade commitments, IRLCs and short-term debt approximate their fair values. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,
	2008			2007
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value

Financial Assets
Mortgage Loans, net	$515,880	$516,003	(1)	$1,710,348	$1,711,401	(1)
Financial Liabilities
Centex Long-term Debt	$3,321,117	$2,871,378	(2)	$3,900,310	$3,846,499	(2)
Financial Services Long-term Debt	$—	$—		$60,000	$58,688	(2)

(1)	Fair values are based on quoted market prices for similar instruments.

(2)	Fair values are based on a present value discounted cash flow with the discount rate approximating current market for similar instruments.
(N) OFF-BALANCE SHEET OBLIGATIONS
     The Company enters into various “off-balance sheet” transactions in the normal course of business in order to facilitate certain homebuilding activities. Further discussion regarding these transactions can be found above in Note (G), “Commitments and Contingencies.”
(O) DISCONTINUED OPERATIONS
     Over the last several fiscal years, the Company has completed the sale of its international homebuilding operations, Home Equity and Construction Services to unrelated third parties. In March 2008, the Company signed a definitive agreement to sell its home services operations, and the sale was completed in April 2008. Prior to their sale, the Company’s international homebuilding operations were included in the Home Building segment, Home Equity was included in the Financial Services segment, Construction Services was a separate reporting segment and the Company’s home services operations were included in the Other segment. International Home Building, Home Equity, Construction Services and the Company’s home services operations were reclassified to discontinued operations in September 2005, March 2006, March 2007 and March 2008, respectively. All prior period information has been reclassified to be consistent with the March 31, 2008 presentation. A brief summary of each transaction is provided below. For a discussion of the sale of the Company’s home services operations, please refer to Note (P), “Subsequent Events.”

International Home Building
     In September 2005, the Company sold its international homebuilding operations. The sales price was based on international homebuilding operations’ net assets as defined in the sale and purchase agreement. In December 2005, the sales price was adjusted based upon international homebuilding operations’ net asset value, as defined as of the closing date. Total cash proceeds received in the sale were $318.7 million. Net proceeds received on the disposition of the international homebuilding operations may be adjusted based upon the filing and review of its statutory tax return. Additionally, the Company has indemnified the purchaser for certain contingencies. The Company does not believe such contingencies would be material to the Company’s results of operations or financial position. The net loss on sale of these operations is summarized below:

For the Year ended
March 31, 2006
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

     The Company will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period (the “Additional Payments”). The Additional Payments will be made in connection with an election with respect to the tax treatment of the transaction pursuant to Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). If the Internal Revenue Code is amended so that the purchaser is no longer entitled to the benefits of the Section 338(h)(10) election, the amount of the Additional Payments will be subject to change to ensure that any subsequent payments to be made by the purchaser do not exceed 50% of the tax benefits to be realized by it thereafter as a result of such election. The Additional Payments are an unsecured receivable from the purchaser that was not recorded in connection with the sale of Construction Services. As the Additional Payments are received in future periods, the amounts will be reflected in the Statements of Consolidated Earnings. In March 2008, the Company received a $4.0 million installment of the Additional Payment which is reflected in earnings from discontinued operations.
     The stock purchase agreement provided for a post-closing adjustment, which was intended to reflect a final calculation of, among other things, the final stockholder’s equity balance of Construction Services immediately prior to its sale. In connection with the sale, Construction Services was required to pay a dividend to Centex Corporation equal to its stockholder’s equity. The effect of the post-closing adjustment was estimated in the Company’s calculation of the gain on sale of Construction Services for the year ended March 31, 2007, but was subject to change. During fiscal year 2008, the amount of the post-closing adjustment was determined, which resulted in an additional $4.3 million pre-tax gain on sale. A summary of the Company’s calculation of the gain on sale of Construction Services is below:

	For the Years Ended March 31,
	2008	2007
Sales and Related Proceeds, net of Related Expenses	$8,341	$344,752
Assets Sold	—	—

Pre-tax Gain on Sale	8,341	344,752
Income Tax Expense	(3,224)	(131,695)

Net Gain on Sale	$5,117	$213,057

Summarized Financial Information
     Earnings from discontinued operations include: the financial information for entities included in discontinued operations, the gains (losses) on the sale of such entities, intercompany eliminations between entities in discontinued operations and entities in continuing operations, and certain general and administrative expenses incurred in the sale of such entities. The following table provides summarized balance sheets for entities included in discontinued operations:

	As of March 31,
	2008	2007
Assets
Cash and Cash Equivalents	$28	$220
Receivables	8,367	7,704
Other Inventories	1,922	2,664
Property and Equipment, net	989	1,431
Deferred Income Taxes, net	(11,858)	(10,889)
Goodwill	89,648	88,589
Deferred Charges and Other, net	7,893	9,447

	$96,989	$99,166

Liabilities
Accounts Payable and Accrued Liabilities	$32,260	$22,301
Long-term Debt	1,741	2,308

	$34,001	$24,609

     The following table provides summarized earnings information for entities included in discontinued operations:

	For the Years Ended March 31,
	2008 (1)	2007 (2)	2006 (3)
Revenues	$130,118	$2,405,147	$2,715,944
Costs and Expenses	(131,994)	(2,427,373)	(2,568,954)
Earnings from Unconsolidated Entities and Other	—	975	1,174

Earnings (Loss) Before Income Taxes	(1,876)	(21,251)	148,164
Benefit (Provision) for Income Taxes	245	11,062	(62,356)
Gain (Loss) on Sale, net of Tax	5,117	288,032	(9,160)

	$3,486	$277,843	$76,648

(1)	Includes Construction Services and home services operations.

(2)	Includes Construction Services, Home Equity and home services operations.

(3)	Includes Construction Services, Home Equity, International Home Building and home services operations.
Significant Accounting Policies Related to Discontinued Operations
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
     Claims related to long-term construction contracts were recognized as revenue only after management had determined that the collection was probable and the amount could be reliably estimated. There were no claims included in revenues for the fiscal years ended March 31, 2007 and 2006.
(P) Subsequent Events (Unaudited)
     In March 2008, the Company signed a definitive agreement to sell its home services operations to a third party, and the sale was completed in April 2008. The Company received $134.6 million in cash, which is subject to post-closing adjustments. The Company estimates the pre-tax gain on the sale of its home services operations will be approximately $40 million.
     On May 7, 2008, S&P lowered the Company’s debt rating from to BB+ to BB. This downgrade triggered a provision in CTX Mortgage Company, LLC’s $450 million committed bank warehouse credit facility which allows the bank to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans. On May 9, 2008, CTX Mortgage Company, LLC executed an amendment to the bank warehouse credit facility which lowered the commitment to $375 million, reset the debt ratings trigger that provides the bank the option to convert the facility to an amortizing loan if the Company’s credit rating falls below BB by S&P and Fitch or below Ba2 by Moody’s. A further downgrade in the Company’s credit rating by a rating agency could result in the wind-down of the $375 million warehouse credit facility. The rating change by S&P is not currently anticipated to have a material adverse impact on the Company’s ability to access the capital it needs to fund its operations.
     In May 2008, the Company issued to officers and employees 1,628,220 stock options under the 2003 Plan and the 2001 Plan (having an aggregate fair value of $12,879,220), 363,600 restricted stock units under the 2003 Plan and the LTIP Plan (having an aggregate fair value of $8,028,288), and long-term performance units having an aggregate fair value of $28,383,515.

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES:
     We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries (Centex Corporation) as of March 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Statement of Financial Accounting Standard No. 48, and Staff Accounting Bulletin 109 effective January 1, 2006; April 1, 2007; and January 1, 2008 respectively.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centex Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2008 expressed an unqualified opinion thereon.

Dallas, Texas

May 21, 2008

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The independent registered public accounting firm that audited the Company’s consolidated financial statements, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 104 of this Report.

Report of Independent Registered Public Accounting Firm
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CENTEX CORPORATION AND SUBSIDIARIES
     We have audited Centex Corporation and subsidiaries (Centex Corporation’s) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Centex Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Centex Corporation and subsidiaries and our report dated May 21, 2008 expressed an unqualified opinion thereon.

Dallas, Texas
May 21, 2008

Quarterly Results (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Quarters Ended 2008 and 2007
	Q1	Q2	Q3	Q4
2008
Revenues	$1,901,786	$2,186,184	$1,873,287	$2,314,305
Gross Profit ( Loss)	$(181,738)	$(1,009,310)	$(662,949)	$(932,132)

Loss from Continuing Operations	$(132,081)	$(644,761)	$(976,051)	$(908,075)
Earnings (Loss) from Discontinued Operations, net of Taxes	4,122	928	863	(2,427)

Net Loss	$(127,959)	$(643,833)	$(975,188)	$(910,502)

Loss from Continuing Operations Per Share
Basic	$(1.08)	$(5.27)	$(7.95)	$(7.34)
Diluted	$(1.08)	$(5.27)	$(7.95)	$(7.34)
Net Loss Per Share
Basic	$(1.05)	$(5.26)	$(7.94)	$(7.36)
Diluted	$(1.05)	$(5.26)	$(7.94)	$(7.36)
Average Shares Outstanding
Basic	121,469,951	122,301,587	122,787,414	123,750,049
Diluted	121,469,951	122,301,587	122,787,414	123,750,049

2007
Revenues	$2,772,503	$2,783,322	$2,694,750	$3,637,026
Gross Profit (Loss)	$269,523	$133,518	$(252,177)	$(1,525)

Earnings (Loss) from Continuing Operations	$173,496	$81,269	$(241,588)	$(22,654)
Earnings (Loss) from Discontinued Operations, net of Taxes	(13,239)	56,131	13,442	221,509

Net Earnings (Loss)	$160,257	$137,400	$(228,146)	$198,855

Earnings (Loss) from Continuing Operations
Per Share
Basic	$1.42	$0.68	$(2.01)	$(0.19)
Diluted	$1.37	$0.66	$(2.01)	$(0.19)
Net Earnings (Loss) Per Share
Basic	$1.31	$1.15	$(1.90)	$1.65
Diluted	$1.27	$1.11	$(1.90)	$1.65
Average Shares Outstanding
Basic	121,969,085	119,634,303	119,935,522	120,627,559
Diluted	126,233,469	123,504,535	119,935,522	120,627,559
(1)	The quarterly results presented in this table for the periods covered by the financial statements included in this Report and all prior periods have been adjusted to reflect home services operations (sold in April, 2008), Construction Services (sold in March 2007) and Home Equity (sold in July 2006) as discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     For management’s and the independent registered public accounting firm’s reports on internal controls over financial reporting, see the financial statements and supplementary data to this Report.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The sections of our Proxy Statement for our Annual Meeting to be held on July 10, 2008, which we refer to as the 2008 Proxy Statement, captioned “Part Two — Corporate Governance Information, Board of Directors and Board Committees and Director Nomination Process” and “Part Three — Proposals to be Voted on at the 2008 Annual Meeting, Proposal No. 1 — Election of Directors,” identify the members of the Board of Directors of the Company and nominees, and identify members of the Audit Committee of the Board of Directors and audit committee financial experts, and are incorporated in this Item 10 by reference. Information about the executive officers of the Company is contained in Item 4A of Part I of this Report and is incorporated herein by reference.
     The section of the 2008 Proxy Statement captioned “Part Four — Other Important Information, Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance and — Stockholder Proposals” is incorporated in this Item 10 by reference.
     The policies comprising our code of conduct are set forth in the Company’s code of ethics manual, “The Centex Way: A Guide to Decision-Making on Business Conduct Issues.” These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The code of ethics manual is published on the corporate governance section of the Company’s web site at http://www.centex.com. The Board will not permit any waiver of any ethics policy for any director or executive officer.
ITEM 11. EXECUTIVE COMPENSATION
     The information in the sections of the 2008 Proxy Statement captioned “Part Two — Corporate Governance Information, Board of Directors and Board Committees and Other Governance Matters” and “Part Four — Other Important Information, Executive Compensation and Board Compensation” is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information in the section of the 2008 Proxy Statement captioned “Part Four — Other Important Information, Stock Ownership” is incorporated in this Item 12 by reference. Information called for by this item relating to securities authorized for issuance under equity compensation plans is included in Note (K), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements, and is incorporated in this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information in the sections of the 2008 Proxy Statement captioned “Part Two — Corporate Governance Information, Board of Directors and Board Committees, Director Independence and Other Governance Matters,” and “Part Four — Other Important Information, Certain Relationships and Related Transactions” is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information in the section of the 2008 Proxy Statement captioned “Part Three — Proposals to be Voted on at the 2008 Annual Meeting, Proposal No. 2” is incorporated in this Item 14 by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Report:
1.	Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008, together with the accompanying Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm of this Report.

2.	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (1) of this Item 15.

3.	Exhibits

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits of this Report.

INDEX TO EXHIBITS

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

3.1	Restated Articles of Incorporation of Centex Corporation (“Centex”), as amended	Exhibit 3.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

3.1a	Certificate of Correction to Restated Articles of Incorporation of Centex dated November 13, 2007	Exhibit 3.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007

3.2	Amended and Restated By-Laws of Centex dated October 10, 2007	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated October 16, 2007

4.1	Specimen Centex common stock certificate	Exhibit 4.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

4.5	Indenture, dated October 1, 1998, between Centex and U.S. Bank National Association (as successor to JPMorgan Chase Bank, N.A.)	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated October 21, 1998

4.6	Indenture, dated March 12, 1987, between Centex and JPMorgan Chase Bank, N.A. (formerly Texas Commerce Bank National Association)	Exhibit 4.5 to Amendment No. 1 to Centex’s Registration Statement on Form S-3 (File No. 333-72893), filed on May 14, 1999

4.7	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as exhibits 4.5 and 4.6, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.2	Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (“1998 Stock Option Plan”)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.2a	Form of stock option agreement for 1998 Stock Option Plan*	Exhibit 10.2a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.3	Amended and Restated Centex Corporation 2001 Stock Plan (“2001 Stock Plan”)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.3a	Form of stock option agreement for 2001 Stock Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 13, 2008

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Exhibit 10.3b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.4	Centex Corporation Long Term Incentive Plan (“LTIP”)*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.4a	Form of award agreement for LTIP*	Filed herewith

10.5	Centex Corporation 2003 Annual Incentive Compensation Plan* +	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.5a	Form of award agreement for incentive compensation (fiscal 2009)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated May 13, 2008

10.6	Centex Corporation 2003 Equity Incentive Plan (“2003 Equity Incentive Plan”)* +	Filed herewith

10.6a	Form of stock option agreement for 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated May 13, 2008

10.6b	Form of stock unit agreement for 2003 Equity Incentive Plan*	Filed herewith

10.6c	Form of restricted stock agreement for 2003 Equity Incentive Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 16, 2007

10.6d	Form of non-employee director stock option agreement for 2003 Equity Incentive Plan*	Exhibit 10.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.6e	Form of non-employee director restricted stock agreement for 2003 Equity Incentive Plan*	Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.6f	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 23, 2007

10.6g	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2008 award)*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated May 13, 2008

10.7	Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.9 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.9	Centex Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.9a	Form of deferred compensation agreement for Executive Deferred Compensation Plan*	Filed herewith

10.10	Summary of Outside Director Compensation Plan*	Filed herewith

10.11	Centex Corporation Executive Severance Policy*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated October 16, 2007

10.12	Centex Corporation Salary Continuation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.13	Centex Comprehensive Medical Plan*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005

10.13a	Amendment No. 1 to Centex Comprehensive Medical Plan*	Filed herewith

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.25	Credit Agreement, dated July 1, 2005 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 1, 2005

10.25a	First Amendment to Credit Agreement, dated May 25, 2006 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated June 1, 2006

10.25b	Second Amendment to Credit Agreement, dated July 20, 2007, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated July 23, 2007

10.25c	Third Amendment to Credit Agreement, dated March 26, 2008, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated April 1, 2008

10.26	Securities Purchase Agreement, dated as of March 30, 2006, among Centex Home Equity Company, LLC, Centex Financial Services, LLC and FIF HE Holdings, LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules to the foregoing Securities Purchase Agreement are not filed herewith. The Securities Purchase Agreement identifies such schedules, including the general nature of their content. Centex undertakes to provide such schedules to the Securities and Exchange Commission upon request.	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 4, 2006

10.26a	Amendment No. 1 to Securities Purchase Agreement, dated as of July 11, 2006, among Centex Home Equity Company, LLC, Centex Financial Services, LLC and FIF HE Holdings, LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules to the foregoing Amendment No. 1 to Securities Purchase Agreement are not filed herewith. The Amendment No. 1 to Securities Purchase Agreement identifies such schedules, including the general nature of their content. Centex undertakes to provide such schedules to the Securities and Exchange Commission upon request.	Exhibit 2.2 to Centex’s Current Report on Form 8-K dated July 14, 2006

10.26b	Amendment No. 2 to Securities Purchase Agreement among Centex Financial Services, LLC, Nationstar Mortgage LLC and FIF HE Holdings, LLC, dated as of December 20, 2006.	Exhibit 2.3 to Centex’s Current Report on Form 8-K dated December 22, 2006

Exhibit		Filed Herewith or
Number	Exhibit	Incorporated by Reference

10.27	Stock Purchase Agreement, dated as of January 31, 2007, among Centex Construction Group, Inc., Centex Corporation, Balfour Beatty, Inc. and Balfour Beatty plc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules to the foregoing Stock Purchase Agreement are not filed herewith. The Stock Purchase Agreement identifies such schedules, including the general nature of their content. Centex undertakes to provide such schedules to the Securities and Exchange Commission upon request.	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 6, 2007

10.28	Contribution Agreement, dated as of March 29, 2008, between Centex Homes and Corona Real Estate Holding Company, LLC	Filed herewith

10.29	Member Interests Purchase Agreement, dated as of March 31, 2008, between Centex Homes and Corona Land Company, LLC	Filed herewith

10.30	Form of Director Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 14, 2006

10.31	Form of Officer Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated May 13, 2008

10.32	Form of Change of Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 14, 2006

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries of Centex	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney	Filed herewith

31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
*	Management contract or compensatory plan or arrangement

+	Does not include amendments adopted subject to stockholder approval, which are included in the versions of such plans included as appendices to the Company’s proxy statement for its 2008 annual meeting.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

May 22, 2008	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 22, 2008	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Chairman of the Board and Chief Executive Officer (principal executive officer)

May 22, 2008	By:	/s/ CATHERINE R. SMITH

Catherine R. Smith, Executive Vice President and Chief Financial Officer (principal financial officer)

May 22, 2008	By:	/s/ MARK D. KEMP

Mark D. Kemp, Senior Vice President — Controller (principal accounting officer)

Directors:	Barbara T. Alexander, Juan L. Elek, Timothy R. Eller,
Ursula O. Fairbairn, Thomas J. Falk, Clint W. Murchison, III,
Frederic M. Poses, James J. Postl, David W. Quinn,
Matthew K. Rose and Thomas M. Schoewe

May 22, 2008	By:	/s/ TIMOTHY R. ELLER

Timothy R. Eller, Individually and as Attorney-in-Fact*
*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.