Form 10-Q
period 2008-06-30
CENTEX CORP
filed 2008-08-05
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 22, 2008: 123,572,889 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries

Form 10-Q Table of Contents

June 30, 2008

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Centex Corporation and Subsidiaries

Statements of Consolidated Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,
	2008	2007
Revenues
Home Building	$1,049,699	$1,803,820
Financial Services	76,423	97,966

	1,126,122	1,901,786

Costs and Expenses
Home Building	1,164,603	1,955,546
Financial Services	70,356	82,997
Other	(806)	—
Corporate General and Administrative	58,639	44,981
Interest Expense	6,180	—

	1,298,972	2,083,524

Loss from Unconsolidated Entities	(20,297)	(25,353)

Interest and Other Income	10,400	10,226

Loss from Continuing Operations
Before Income Taxes	(182,747)	(196,865)
Income Tax Benefit	(13,635)	(64,784)

Loss from Continuing Operations	(169,112)	(132,081)
Earnings from Discontinued Operations, net of Tax Provision of $20,231 and $2,549	19,013	4,122

Net Loss	$(150,099)	$(127,959)

Basic and Diluted Loss Per Share
Continuing Operations	$(1.36)	$(1.08)
Discontinued Operations	0.15	0.03

	$(1.21)	$(1.05)

Average Shares Outstanding
Basic and Diluted	124,231,358	121,469,951

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries

Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands, except per share data)
(unaudited)

	Centex Corporation and Subsidiaries
	June 30, 2008	March 31, 2008
Assets
Cash and Cash Equivalents	$1,235,383	$586,810
Restricted Cash	50,161	51,440
Receivables -
Mortgage Loans, net	563,376	515,880
Trade and Other, including Notes of $19,925 and $17,388	220,462	823,861
Inventories -
Housing Projects	4,206,532	4,628,860
Land Held for Development and Sale	652,784	558,756
Land Held Under Option Agreements Not Owned	142,723	147,792
Other	16,185	27,023
Investments -
Joint Ventures	218,633	206,822
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	69,071	77,931
Other Assets -
Deferred Income Taxes, net	142,838	191,246
Goodwill	51,622	51,622
Deferred Charges and Other, net	158,401	172,300
Assets of Discontinued Operations	—	96,989

	$7,728,171	$8,137,332

Liabilities and Stockholders’ Equity
Accounts Payable	$134,533	$259,170
Accrued Liabilities	1,734,227	1,805,519
Senior Notes and Other Debt	3,253,541	3,325,167
Financial Services Mortgage Warehouse Facilities	400,440	337,053
Payable to Affiliates	—	—
Liabilities of Discontinued Operations	—	34,001
Commitments and Contingencies
Minority Interests	61,776	77,761
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 123,559,525 and 123,278,881 Shares	31,766	31,763
Capital in Excess of Par Value	80,190	95,088
Retained Earnings	2,210,593	2,365,634
Treasury Stock, at Cost; 3,504,179 and 3,774,643 Shares	(178,895)	(193,824)

Total Stockholders’ Equity	2,143,654	2,298,661

	$7,728,171	$8,137,332

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008

$1,229,462	$562,766	$5,921	$24,044
27,459	28,562	22,702	22,878

—	—	563,376	515,880
197,428	800,275	23,034	23,586

4,206,532	4,628,860	—	—
652,784	558,756	—	—
142,723	147,792	—	—
5,910	16,173	10,275	10,850

218,633	206,822	—	—
252,419	292,647	—	—
57,612	65,298	11,459	12,633

83,448	119,590	59,390	71,656
42,670	42,670	8,952	8,952
137,403	145,719	20,998	26,581
—	96,989	—	—

$7,254,483	$7,712,919	$726,107	$717,060

$127,019	$250,096	$7,514	$9,074
1,668,953	1,727,684	65,274	77,835
3,253,541	3,325,167	—	—
—	—	400,440	337,053
—	—	10,965	43,463
—	34,001	—	—

61,316	77,310	460	451

—	—	—	—

31,766	31,763	1	1
80,190	95,088	478,467	478,467
2,210,593	2,365,634	(237,014)	(229,284)
(178,895)	(193,824)	—	—

2,143,654	2,298,661	241,454	249,184

$7,254,483	$7,712,919	$726,107	$717,060

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Three Months Ended June 30,
	2008	2007
Cash Flows – Operating Activities
Net Earnings (Loss)	$(150,099)	$(127,959)
Adjustments
Depreciation and Amortization	11,586	14,846
Stock-based Compensation	6,587	13,201
Provision for Losses on Mortgage Loans and Real Estate Owned	2,713	2,969
Impairments and Write-off of Assets	60,216	165,462
Deferred Income Tax Provision (Benefit)	36,419	(67,696)
Loss of Joint Ventures and Unconsolidated Subsidiaries	20,297	25,353
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	8,151	1,669
Gain on Sale of Assets	(39,244)	(5,463)
Changes in Assets and Liabilities, Excluding Effect of Acquisitions
Decrease (Increase) in Restricted Cash	1,279	(1,707)
Decrease in Trade Receivables, Notes and Other	606,204	54,746
(Increase) Decrease in Mortgage Loans Held for Sale	(69,078)	173,306
Decrease (Increase) in Housing Projects and Land Held for Development and Sale	255,817	(236,003)
Decrease (Increase) in Other Inventories	8,767	(1,335)
Decrease in Accounts Payable and Accrued Liabilities	(204,791)	(391,393)
Decrease (Increase) in Other Assets, net	3,500	5,464
(Decrease) Increase in Payable to Affiliates	—	—
Other	(431)	(226)

	557,893	(374,766)

Cash Flows – Investing Activities
(Issuance of) Payments received on Notes Receivable	(1,350)	826
Decrease in Construction Loans	16,403	17,641
Investment in and Advances to Joint Ventures	(40,528)	(46,343)
Distributions of Capital from Joint Ventures	396	27,154
Decrease (Increase) in Investment in and Advances to Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(1,352)	(2,498)
Proceeds (Settlements) from Dispositions	136,923	(15,937)
Other	—	(3,563)

	110,492	(22,720)

Cash Flows – Financing Activities
Decrease in Restricted Cash	—	1,219
Increase (Decrease) in Short-term Debt, net	59,337	(206,793)
Centex
Issuance of Long-term Debt	—	53
Repayment of Long-term Debt	(67,682)	(55,488)
Proceeds from Stock Option Exercises, net of Tax Effects from Stock-Based Awards	(6,545)	14,062
Purchases of Common Stock, net	(8)	(252)
Dividends Paid	(4,942)	(4,825)

	(19,840)	(252,024)

Net Increase (Decrease) in Cash and Cash Equivalents	648,545	(649,510)
Cash and Cash Equivalents at Beginning of Period (1)	586,838	882,754

Cash and Cash Equivalents at End of Period (2)	$1,235,383	$233,244

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $28 as of March 31, 2008 and $220 as of March 31, 2007.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of June 30, 2008 and $50 as of June 30, 2007.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Three Months Ended June 30,		For the Three Months Ended June 30,
2008	2007	2008	2007

$(150,099)	$(127,959)	$570	$9,255

10,317	13,220	1,269	1,626
6,587	13,201	—	—
—	—	2,713	2,969
60,216	165,462	—	—
24,153	(68,731)	12,266	1,035
19,727	16,098	—	—
16,451	16,669	—	—
(39,244)	(5,463)	—	—

1,103	(2,669)	176	962
605,652	50,150	552	4,596
—	—	(69,078)	173,306
255,817	(236,003)	—	—
5,726	115	3,041	(1,450)
(190,670)	(373,730)	(14,121)	(17,663)
(2,083)	6,387	5,583	(923)
—	—	(32,498)	21,728
(440)	(140)	9	(86)

623,213	(533,393)	(89,518)	195,355

(1,350)	826	—	—
—	—	16,403	17,641
(40,528)	(46,343)	—	—
396	27,154	—	—
32,498	(21,728)	—	—
(1,257)	(2,379)	(95)	(119)
136,923	(15,937)	—	—
—	(3,563)	—	—

126,682	(61,970)	16,308	17,522

—	—	—	1,219
(4,050)	(307)	63,387	(206,486)

—	53	—	—
(67,682)	(55,488)	—	—
(6,545)	14,062	—	—
(8)	(252)	—	—
(4,942)	(4,825)	(8,300)	(15,000)

(83,227)	(46,757)	55,087	(220,267)

666,668	(642,120)	(18,123)	(7,390)
562,794	870,688	24,044	12,066

$1,229,462	$228,568	$5,921	$4,676

*	In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2008
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)

(A)     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries and other entities in which Centex Corporation has a controlling interest (the “Company”). Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (D), “Inventories.” All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

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

	For the Three Months
	Ended June 30,
	2008	2007
Total Interest Incurred	$61,752	$82,351
Less — Interest Capitalized	(51,269)	(61,863)
Financial Services’ Interest Expense	(4,303)	(20,488)

Interest Expense, net	$6,180	$—

Capitalized Interest Charged to Home Building’s Costs and Expenses	$25,535	$43,066

Income Taxes

     The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In accordance with the provisions set forth by the Financial Accounting Standards Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. For additional information regarding the Company’s valuation allowance, please refer to Note (J), “Income Taxes.”

     On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008. Please refer to Note (J), “Income Taxes,” for additional information relating to FIN 48.

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

     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision. The Company’s liability for accrued interest and penalties, net of unrecognized tax benefits, is reflected as a component of accrued liabilities.

Stock-Based Employee Compensation Arrangements

     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) entitled “Share-Based Payment” (“SFAS 123R”). The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended June 30, 2008 and the year ended March 31, 2008:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant
For the year ended March 31, 2008	Stock Options	646.6	$10,116.9
	Stock Units	283.3	$11,901.2
	Restricted Stock	160.1	$5,035.0

For the three months ended June 30, 2008	Stock Options	1,628.2	$12,879.2
	Stock Units	363.6	$8,028.3

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

     In addition to the stock-based awards in the above table, the Company issued to officers and employees during the first quarter of fiscal years 2009 and 2008 long-term performance awards that vest after three years. These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in total shareholder return (fiscal year 2009 awards) and in earnings per share growth and return on equity (fiscal year 2008 awards), as well as changes in the Company’s stock price between the date of grant and the end of the performance period. Those awards granted during the first quarter of fiscal year 2009 had an initial aggregate value of $28.3 million and were adjusted to an aggregate value of $20.8 million as of June 30, 2008. Those awards granted during the first quarter of fiscal year 2008 were adjusted to an aggregate value of $4.8 million as of June 30, 2008. In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.

Statements of Consolidated Cash Flows – Supplemental Disclosures

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. For further information on the sale of the Company’s home services operations and the Company’s construction services operations (“Construction Services”), see Note (L), “Discontinued Operations.” Accordingly, all of the Company’s home services operations and Construction Services cash flows prior to disposal are included with the Centex cash flows.

     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months
	Ended June 30,
	2008	2007
Cash Paid for Interest (1)	$59,293	$78,869

Net Cash Paid (Refund) for Taxes	$(625,105)	$177,445

(1)	Amounts include capitalized interest.

     As explained in Note (D), “Inventories,” pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of June 30, 2008 and March 31, 2008, the Company consolidated $62.8 million and $75.3 million, respectively, of land as inventory under the caption “land held under option agreements not owned.” The Company also recorded $44.8 million and $38.1 million as of June 30, 2008 and March 31, 2008, respectively, of lot option agreements for which the Company’s deposits exceeded certain thresholds.

     In addition to the items noted above, the Company’s adoption of FIN 48, effective April 1, 2007, was treated as a non-cash item in the Statements of Consolidated Cash Flows. The adoption of FIN 48 resulted in a $116.0 million increase to deferred income taxes, a $329.2 million increase in accrued liabilities and a $213.2 million reduction in stockholders’ equity in the first quarter of fiscal year 2008. Transfers of mortgage loans between categories have been treated as non-cash items.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective April 1, 2008. For additional information, refer to Note (H), “Fair Values of Financial Instruments.” In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). This FSP defers the effective date for nonfinancial assets and nonfinancial liabilities of SFAS 157 for the Company to April 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s results of operations or financial position.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. The Company adopted SFAS 159 effective April 1, 2008. For additional information, refer to Note (H), “Fair Values of Financial Instruments.”

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company as of April 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

Reclassifications

     Certain prior year balances have been reclassified to be consistent with the June 30, 2008 presentation, including reclassifications of discontinued operations.

(B)     STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

			Capital in		Treasury
	Common Stock		Excess of	Retained	Stock,
	Shares	Amount	Par Value	Earnings	at Cost	Total
Balance, March 31, 2008	123,279	$31,763	$95,088	$2,365,634	$(193,824)	$2,298,661
Issuance of Restricted Stock and Stock Units	271	—	(20,039)	—	14,937	(5,102)
Stock Compensation	—	—	6,587	—	—	6,587
Exercise of Stock Options Including Tax Effects from Stock-Based Awards	8	2	(1,482)	—	—	(1,480)
Cash Dividends	—	—	—	(4,942)	—	(4,942)
Purchase of Common Stock for Treasury	—	—	—	—	(8)	(8)
Other Stock Transactions	2	1	36	—	—	37
Net Loss	—	—	—	(150,099)	—	(150,099)

Balance, June 30, 2008	123,560	$31,766	$80,190	$2,210,593	$(178,895)	$2,143,654

(C)     MORTGAGE LOANS RECEIVABLE AND REAL ESTATE OWNED

     Mortgage loans receivable consist of mortgage loans held for sale and other mortgage loans, net of their related allowances. Mortgage loans held for sale represent mortgage loans originated by Financial Services, which will be sold to third parties. Other mortgage loans include performing and nonperforming construction loans and other nonperforming mortgage loans. Real estate owned is foreclosed property that once served as the underlying collateral for a mortgage loan receivable. Real estate owned is reflected as a component of other inventory in the Consolidated Balance Sheets. Mortgage loans receivable and real estate owned consist of the following:

	As of
	June 30, 2008			March 31, 2008
	Gross	Allowance	Net	Gross	Allowance	Net
Mortgage Loans Held for Sale	$453,187	$(1,741)	$451,446	$388,385	$(4,092)	$384,293
Other Mortgage Loans	247,299	(135,369)	111,930	283,191	(151,604)	131,587

Mortgage Loans Receivable	$700,486	$(137,110)	$563,376	$671,576	$(155,696)	$515,880

Real Estate Owned	$22,174	$(11,899)	$10,275	$23,635	$(12,785)	$10,850

     Changes in the allowance for losses on mortgage loans receivable and real estate owned for the three months ended June 30, 2008 and the year ended March 31, 2008 were as follows:

	June 30, 2008	March 31, 2008 (1)
Balance at Beginning of Period	$168,481	$17,576
Provision for Losses	2,713	176,109
Charge-offs/Write-offs	(22,185)	(25,204)

Balance at End of Period	$149,009	$168,481

(1)	For the three months ended June 30, 2007, provision for losses and charge-offs/write-offs were $2,969 and $(2,062), respectively.

     As of June 30, 2008, Financial Services is committed, under existing construction loan agreements, to fund an additional $15.4 million. During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it intends to fulfill its existing funding commitments.

     The Company has established a liability for anticipated losses associated with mortgage loans originated and sold. Please refer to Note (G),“Commitments and Contingencies,” for information on this reserve at June 30, 2008 and March 31, 2008.

(D)     INVENTORIES

Housing Projects

     A summary of housing projects is provided below:

	As of
	June 30, 2008	March 31, 2008
Direct Construction	$1,574,194	$1,746,016
Land Under Development	2,632,338	2,882,844

Housing Projects	$4,206,532	$4,628,860

     For the three months ended June 30, 2008 and 2007, the Company recorded $50.1 million and $142.6 million, respectively, in land-related impairments due to challenging market conditions.

Land Held Under Option Agreements Not Owned and Land Held for Development and Sale

     The Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At June 30, 2008, the Company had 99 land option agreements.

     In accordance with the provisions of FIN 46, the Company is the primary beneficiary of certain option agreements to purchase land, for which the remaining purchase price of land was $62.8 million and $75.3 million as of June 30, 2008 and March 31, 2008, respectively. Land consolidated under FIN 46 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to minority interests. At June 30, 2008, 12 land option agreements were consolidated pursuant to FIN 46.

     In addition to land options recorded pursuant to FIN 46, the Company determined that 10 land option agreements represent financing arrangements pursuant to the provisions of SFAS 49, “Product Financing Arrangements” (“SFAS 49”). As a result, the Company recorded $44.8 million and $38.1 million as of June 30, 2008 and March 31, 2008, respectively, of land, which represents the remaining purchase price of the land. Land consolidated pursuant to SFAS 49 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.

     A summary of the Company’s deposits for land options and the total purchase price of such options is provided below:

	As of
	June 30, 2008	March 31, 2008
Cash Deposits included in:
Land Held for Development and Sale	$18,058	$20,711
Land Held Under Option Agreements Not Owned	30,391	33,230

Total Cash Deposits in Inventory	48,449	53,941
Letters of Credit	1,006	943

Total Invested through Deposits or Secured with Letters of Credit	$49,455	$54,884

Total Purchase Price of Land Option Agreements	$854,090	$1,131,976

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of June 30, 2008 and March 31, 2008, pre-acquisition development costs classified as “land held under option agreements not owned” were $4.7 million and $1.1 million, respectively, and classified as “land held for development and sale” were $9.0 million and $10.8 million, respectively. Included in “land held for development and sale” is owned land that is not currently anticipated to be developed for more than two years and land that the Company plans to sell in its current condition within one year, which amounted to $625.7 million and $527.2 million as of June 30, 2008 and March 31, 2008, respectively.

     The Company writes off deposits and pre-acquisition costs when it determines that it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $10.1 million for the three months ended June 30, 2008 and $22.9 million for the three months ended June 30, 2007.

(E)     GOODWILL

     A summary of goodwill by segment for the three months ended June 30, 2008 is presented below:

	As of
	June 30, 2008	March 31, 2008
Home Building
East	$27,386	$27,386
Southeast	4,958	4,958
Central	1,700	1,700
Texas	6,221	6,221
Northwest	2,405	2,405
Southwest	—	—
Other homebuilding	—	—

Total Home Building	42,670	42,670
Financial Services	8,952	8,952

Total	$51,622	$51,622

(F)     INDEBTEDNESS

     A summary of the Company’s debt, net of unamortized discounts as applicable, is presented below:

	As of
	June 30, 2008	March 31, 2008
Centex:
Senior Notes (unsecured):
Senior Notes due August 2008 at 4.875%	$150,000	$150,000
Senior Notes due September 2009 at 5.8%	210,920	225,000
Senior Notes due November 2010 at 4.55%	300,000	300,000
Senior Notes due February 2011 at 7.875%	392,493	399,992
Senior Notes due January 2012 at 7.5%	324,227	349,198
Senior Notes due August 2012 at 5.45%	295,000	315,000
Senior Notes due October 2013 at 5.125%	300,000	300,000
Senior Notes due May 2014 at 5.7%	350,000	350,000
Senior Notes due June 2015 at 5.25%	450,000	450,000
Senior Notes due May 2016 at 6.5%	480,000	480,000
Land Acquisition Notes and Other due through 2018 (1)	901	5,977

Total Senior Notes and Other	3,253,541	3,325,167

Financial Services (secured):
Mortgage Warehouse Facilities (2)	400,440	337,053

Total Debt	$3,653,981	$3,662,220

(1)	Weighted average interest rates of 10.0% and 6.45% at June 30, 2008 and March 31, 2008, respectively.

(2)	Weighted average interest rates of 3.64% and 3.63% at June 30, 2008 and March 31, 2008, respectively.

     The weighted-average interest rates for the Company’s debt during the three months ended June 30, 2008 and 2007 were:

	For the Three Months Ended June 30,
	2008	2007
Centex:
Senior Notes	6.01%	5.91%
Land Acquisition Notes and Other	7.97%	6.64%
Medium-term Note Programs	—	5.68%

Financial Services:
Mortgage Warehouse Facilities	4.81%	5.86%
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	—	7.42%

     Maturities of the Company’s senior notes and other are as follows:

For the Fiscal
Years Ending
March 31,
2009	$150,069
2010	211,021
2011	692,605
2012	324,351
2013	295,136
Thereafter	1,580,359

$3,253,541

     The Company is required to maintain compliance with certain financial covenants in the Company’s multi-bank revolving credit facility. Material covenants include a maximum leverage ratio, a minimum tangible net worth and a borrowing base limitation on the availability of borrowings. The Company’s credit facility also includes an interest coverage ratio. This ratio is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions. In addition, Financial Services’ committed mortgage warehouse credit facilities contain various affirmative and negative covenants that are generally customary for facilities of this type. At June 30, 2008, the Company was in compliance with its financial covenants.

Credit Facilities

     The Company’s existing credit facilities and available borrowing capacity as of June 30, 2008 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000	$631,598
Letters of Credit	600,000	206,819

	1,350,000	838,417

Financial Services
Secured Credit Facilities	530,000	129,560

	$1,880,000	$967,977

     The Company maintains a $1.35 billion unsecured, committed credit facility, maturing in July 2010, that provides funding for general corporate purposes and letters of credit up to a sub limit of $600 million. The multi-bank credit facility includes a borrowing base limitation when the Company does not have an investment grade senior unsecured debt rating from at least two of the following rating agencies: Standard & Poor’s (“S&P”), Moody’s

Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). The Company currently does not have investment grade ratings and is therefore subject to the borrowing base limitation. The Company’s long-term debt ratings are currently BB, Ba2 and BB+ from S&P, Moody’s and Fitch, respectively. Given the uncertainty of current market conditions, the Company anticipates operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of the net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility and outstanding financial letters of credit may not exceed an amount calculated based on applying certain percentages to various categories of unencumbered homebuilding inventory and other assets. The Company had no amounts drawn on the revolving credit facility at June 30, 2008 or at any time during the three months then ended. As of June 30, 2008, the Company had $393.2 million of outstanding letters of credit under its facility, including $163.1 million of financial letters of credit. Financial letters of credit are generally issued as a form of financial or payment guaranty. Available capacity amounts for the revolving credit facility shown above reflect the borrowing base limitation, but they are further subject to certain limitations by features in the Company’s credit facility commonly referred to as anti-cash hoarding provisions.

Funding of Mortgage Loans

     CTX Mortgage Company, LLC historically funded its origination of mortgage loans through the sale of such mortgage loans to Harwood Street Funding I, LLC (“HSF-I”) and, to a lesser extent, through borrowings under more traditional committed mortgage warehouse credit facilities and mortgage loan sale agreements. As a result of the significant disruptions in the mortgage and asset-backed commercial paper markets, beginning in the second quarter of fiscal year 2008, HSF-I was unable to finance the purchase of mortgage loans from CTX Mortgage Company, LLC. In November 2007, HSF-I and the related swap arrangements were terminated and all outstanding obligations were redeemed.

     CTX Mortgage Company, LLC is currently funding its mortgage originations primarily through borrowings under two committed mortgage warehouse credit facilities with commitments of $375 million and $150 million. Borrowings under the warehouse facilities constitute short-term debt of Financial Services. The warehouse facilities generally allow CTX Mortgage Company, LLC to sell to the banks, on a revolving basis, mortgage loans up to an aggregate specified amount. Simultaneously, the banks have entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties. Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facilities are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. Under the $375 million committed mortgage warehouse credit facility, the bank has the option to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if the Company’s long-term unsecured debt ratings fall below BB by S&P and Fitch or below Ba2 by Moody’s. This warehouse facility was amended in July 2008. Please refer to Note (M), “Subsequent Events,” for additional information.

     CTX Mortgage Company, LLC bears the credit risk associated with loans originated until such loans are sold to third parties. In connection with the loans it originates and sells to third parties, CTX Mortgage Company, LLC makes representations and warranties to the effect that each mortgage loan sold satisfies the criteria of the sale agreement. CTX Mortgage Company, LLC may be required to repurchase mortgage loans sold to third parties if such mortgage loans are determined to breach the representations and warranties of CTX Mortgage Company, LLC, as seller. CTX Mortgage Company, LLC establishes a loan origination reserve for its estimated losses for these obligations.

     CTX Mortgage Company, LLC and its related companies sold $1.61 billion and $2.35 billion of mortgage loans to investors during the three months ended June 30, 2008 and 2007, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $30.3 million and $38.6 million during the three months ended June 30, 2008 and 2007, respectively.

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

     A summary of the Company’s Home Building joint ventures is presented below:

	As of June 30, 2008			As of March 31, 2008
			Centex’s			Centex’s
	Number		Share	Number		Share
	of JVs (1)	Investments	of Debt	of JVs (1)	Investments	of Debt
Unleveraged Joint Ventures	26	$163,894	$—	29	$70,043	$—
Joint Ventures with Debt:	11			13
Limited Maintenance Guarantee (2) (3) (4)		—	—		43,311	27,500
Repayment Guarantee (2) (5)		3,296	14,249		3,154	13,692
Completion Guarantee (4)		44,446	127,434		78,274	133,935
No Recourse or Guarantee		6,997	24,000		12,040	24,000

	37	$218,633	$165,683	42	$206,822	$199,127

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company was the managing member of 22 and 23 of the active joint ventures as of June 30, 2008 and March 31, 2008, respectively. The number of joint ventures includes 12 and 17 joint ventures as of June 30, 2008 and March 31, 2008, respectively, for which substantially all of the joint ventures’ activities are complete.

(2)	Centex’s share of debt represents the Company’s maximum exposure related to the joint ventures’ debt at each respective date.

(3)
The Company guaranteed that certain of the joint ventures would maintain a specified loan to value ratio. For certain joint ventures, the Company contributed additional capital in order to maintain loan to value requirements.

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

     Total joint venture debt outstanding as of June 30, 2008 and March 31, 2008 was $350.5 million and $423.2 million, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures.

     Three of the Company’s joint ventures are in default of their joint venture debt agreements as of June 30, 2008. In addition, the Company expects four other joint ventures to be in default of their joint venture debt agreements subsequent to June 30, 2008. The Company’s share of the total debt of these joint ventures that are either in default, or expected to be in default, is $87.0 million and is included in the table above. The Company is in discussions with the joint venture partners and lenders with respect to each joint venture. For all of the Company’s joint ventures, recourse under debt agreements is limited to either the underlying collateral or completion obligations of the joint venture partners.

     A summary of the estimated maturities of the Company’s share of joint ventures’ debt is provided below. The Company has estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of June 30, 2008.

For the Fiscal Years Ended
March 31,
2009	$112,784
2010	14,508
2011	13,691
2012	24,700

$165,683

Letters of Credit and Surety Bonds

     In the normal course of business, the Company issues letters of credit and surety bonds: (1) pursuant to certain performance related obligations, (2) as security for certain land option purchase agreements of Home Building, and (3) under various insurance programs. The Company also previously issued surety bonds, which are reflected as discontinued operations in the table below, pursuant to construction obligations of Construction Services prior to the sale of this segment on March 30, 2007. No event has occurred that has led the Company to believe that these letters of credit or bonds will be drawn upon.

     A summary of the Company’s outstanding letters of credit and surety bonds as of June 30, 2008 and March 31, 2008 is presented below (dollars in millions):

	As of June 30, 2008			As of March 31, 2008
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$156.1	$1,343.0	(1)	$168.6	$1,527.9
Financial Services	35.7	11.9		35.7	12.3
Other	167.1	0.2		167.0	0.2
Discontinued Operations (2)	35.2	2,559.2		35.3	3,093.9

	$394.1	$3,914.3		$406.6	$4,634.3

(1)	The Company estimates that $559.1 million of work remains to be performed on these projects as of June 30, 2008.

(2)	After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $2.56 billion at June 30, 2008, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At June 30, 2008, the Company estimates that $435.6 million of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company has provided a $100 million letter of credit to such surety which is included in Other above. The purchaser of Construction Services has agreed to indemnify the Company against losses relating to such surety bond obligations, including amounts drawn under any such letter of credit. The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an A (S&P) and A2 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $644.8 million as of June 30, 2008, which declines to $400 million over time and terminates in 2016.

Community Development and Other Special District Obligations

     A Community Development District or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes bond financing to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS No. 5, “Accounting for Contingencies,” the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners. At June 30, 2008 and March 31, 2008, the Company had recorded $349.0 million and $351.9 million, respectively, in accrued liabilities for outstanding CDD obligations.

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

     Changes in Home Building’s contractual warranty liability are as follows for the three months ended June 30, 2008 and the year ended March 31, 2008:

	June 30, 2008	March 31, 2008 (1)
Balance at Beginning of Period	$29,155	$44,293
Warranties Issued	3,918	27,858
Settlements Made	(4,517)	(40,915)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(3,419)	(2,081)

Balance at End of Period	$25,137	$29,155

(1)	For the three months ended June 30, 2007, warranties issued, settlements made and changes in liability of pre-existing warranties were $9,032, $(11,449) and $(608), respectively.

     Financial Services has established a liability for anticipated losses associated with mortgage loans originated. Changes in Financial Services’ liability are as follows for the three months ended June 30, 2008 and the year ended March 31, 2008:

	June 30, 2008	March 31, 2008 (1)
Balance at Beginning of Period	$13,903	$16,863
Provision for Losses	309	1,676
Settlements	(810)	(9,251)
Changes in Pre-Existing Reserves	2,619	4,615

Balance at End of Period	$16,021	$13,903

(1)	For the three months ended June 30, 2007, provisions for losses, settlements and changes in pre-existing reserves were $448, $(935) and $135, respectively.

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

     Although the Company considers the insurance accruals reflected in its Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Expenses associated with insurance claims up to the Company’s deductible limits for the three months ended June 30, 2008 were $8.0 million and $47.0 million for fiscal year 2008. As of June 30, 2008 and March 31, 2008, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $233.5 million and $221.0 million, respectively, and consisted primarily of general liability retentions associated with construction defects.

Forward Trade and Interest Rate Lock Commitments

     Forward trade commitments represent contracts with investors for delayed delivery of mortgage loans for which the Company agrees to make delivery at a specified future date at a specified price. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to borrowers that are expected to close. At June 30, 2008, the Company had $219.7 million of commitments to deliver mortgages to investors against interest rate lock commitments. These forward trade commitments are recorded on the balance sheet in other assets or accrued liabilities. In addition, at June 30, 2008, the Company had commitments to deliver approximately $292.8 million of mortgage loan inventory to investors. These forward trade commitments are recorded on the balance sheet together with the mortgage loan receivables they hedge.

     Interest rate lock commitments (“IRLCs”) represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. IRLCs are recorded on the balance sheet in other assets or accrued liabilities. At June 30, 2008, the Company had loan commitments to prospective borrowers of $242.3 million.

     For additional information on forward trade commitments and interest rate lock commitments, please refer to Note (H), “Fair Values of Financial Instruments,” and Note (K), “Derivatives and Hedging.”

Litigation and Related Matters

     In the normal course of its business, the Company is named as a defendant in certain suits filed in various state and federal courts, including construction defect claims, contract disputes and employee-related matters. Management believes that none of the litigation matters in which the Company is involved, including those described below, would have a material adverse effect on the consolidated financial condition or operations of the Company.

     Beginning in January 2003, the United States Department of Justice (the “Justice Department”), acting on behalf of the United States Environmental Protection Agency (“EPA”), has asserted that certain of Home Building’s neighborhoods violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Although Home Building disputes the Justice Department’s assertions, to settle the matter, in May 2008, Home Building signed a consent decree with the EPA and various states with respect to the Company’s prior and future storm water pollution prevention practices at all of Home Building’s sites. The Justice Department filed suit on June 11, 2008, in Federal Court in accordance with the accepted practice in matters of this nature, at which time it submitted the proposed consent decree for approval by the Court. The Court entered the consent decree on July 30, 2008. Under the consent decree, Home Building will pay a civil penalty of $1.5 million, and agrees to implement certain management, record keeping and reporting practices related to controlling storm water discharges at all of Home Building’s sites.

(H)     FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company adopted SFAS 157 on April 1, 2008 for its financial instruments measured at fair value. SFAS 157 establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable either directly or indirectly through corroboration with market data.

•	Level 3 — Unobservable inputs that reflect the Company’s own estimates about the assumptions market participants would use in pricing the asset or liability.

     Mortgage loans held for sale and forward trade commitments are valued based upon quoted market prices for similar instruments. The servicing asset is valued based upon servicing sales contracts entered into with third parties. Interest rate lock commitments are valued at quoted market prices, plus the related service release premium, multiplied by a projected customer close ratio. The service release premium is based upon the Company’s servicing sales contracts, and the projected customer close ratio is based upon the Company’s historical customer fall-out rate.

     The following table presents for each hierarchy level the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Mortgage Loans Held for Sale	$—	$446,665	$—	$446,665
Forward Trade Commitments (Mortgage Loans Held for Sale)	—	4,781	—	4,781
Servicing Asset	—	3,505	—	3,505
Interest Rate Lock Commitments	—	—	5,781	5,781

Total	$—	$454,951	$5,781	$460,732

Liabilities
Forward Trade Commitments (Interest Rate Lock Commitments)	$—	$1,879	$—	$1,879

     As of June 30, 2008, the aggregate fair value exceeded the unpaid principle balance of mortgage loans held for sale by $0.7 million, and accordingly, this amount has been recognized as a gain in current earnings within Financial Services’ revenues.  Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in Financial Services’ revenues.

     The following table summarizes changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended June 30, 2008:

Interest Rate
Lock
Commitments
Balance at beginning of period	$9,271
Purchases, issuances, and settlements	(3,485)
Loss included in earnings due to change in valuation of items held	(5)

Fair value at June 30, 2008	$5,781

     Other mortgage loans are measured at fair value on a nonrecurring basis and include performing and nonperforming construction loans and other nonperforming mortgage loans. Other mortgage loans are reported at face value less an allowance. The allowance for loans we expect to convert to permanent loans that will be held for sale is based on the estimated market value of the loans. The allowance for construction loans and other nonperforming mortgage loans that we expect to eventually default is based on the underlying collateral value.

     The following table presents for each hierarchy level the Company’s financial instruments measured at fair value on a nonrecurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Other Mortgage Loans	$—	$—	$111,930	$111,930

     The Company adopted SFAS 159 on a prospective basis for mortgage loans held for sale, effective April 1, 2008.  In accordance with the provisions of SFAS 159, mortgage loans held for sale originated subsequent to April 1, 2008 are measured at fair value.  The adoption of SFAS 159 for mortgage loans held for sale improves consistency of mortgage loan valuation between the date the borrower locks the interest rate on the pending mortgage loan and the date of the mortgage loan sale.

(I)     BUSINESS SEGMENTS

     As of June 30, 2008, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     The Company’s Home Building line of business consists of the following reporting segments that have operations located in the following states:

East: Georgia (Savannah only), Maryland, New Jersey, North Carolina, South Carolina and Virginia
Southeast: Florida, Georgia (Atlanta only) and Tennessee
Central: Colorado, Indiana, Illinois, Michigan, Minnesota and Missouri
Texas: New Mexico and Texas
Northwest: Hawaii, Nevada (except Las Vegas), Northern California, Oregon and Washington
Southwest: Arizona, Southern California and Nevada (Las Vegas only)
Other homebuilding (1)

(1)
Other homebuilding includes certain resort/second home projects in Florida that the Company plans to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

     During the first quarter of fiscal year 2009, the Company reclassified its Colorado operations to the Central reporting segment from the Northwest reporting segment and its New Mexico operations to the Texas reporting segment from the Southwest reporting segment. The reclassifications reflect how the Company currently manages its business and were not material to the results of operations of the respective reporting segments. All prior period amounts have been reclassified to conform to current period presentation.

     The Company’s mortgage lending, title agency services and insurance products represent one reporting segment, Financial Services.

     In fiscal year 2007, the Company completed the sale of Construction Services. In April 2008, the Company completed the sale of its home services operations. For additional information regarding the sale of these businesses, refer to Note (L), “Discontinued Operations.” All prior year segment information has been revised to conform to the current year presentation.

Home Building

     Home Building’s operations currently involve the construction and sale of detached and attached single-family homes. During the three months ended June 30, 2008, approximately 80% of the homes closed were single-family, detached homes. Included in Home Building’s loss from unconsolidated entities for the three months ended June 30, 2008 and 2007 is the Company’s share of joint ventures’ impairments totaling $19.7 million and $27.1 million, respectively.

Financial Services

     Financial Services originates loans for homes sold by the Company and its subsidiaries, which are referred to as “Builder Loans.” Financial Services also originates loans for homes built by others, as well as the refinancing of existing mortgages, which are referred to as “Retail Loans.” As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, the Company has begun to focus its mortgage operations on Builder Loans to support Home Building. Financial Services’ operations consist primarily of mortgage lending, title agency services and the sale of title insurance and other insurance products. Retail Loans represented approximately 64.3% and 62.1% of total mortgage originations during the three months ended June 30, 2008 and 2007, respectively. After June 30, 2008, the Company decided to wind down its Retail Loan operations. For additional information refer to Note (M), “Subsequent Events.” The future reduction in Retail Loans may have a negative impact on Financial Services’ operating results.

     Financial Services’ revenues include interest income of $6.5 million and $26.0 million for the three months ended June 30, 2008 and 2007, respectively. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.

Other

     The Company’s Other segment consists of corporate general and administrative expense, including Home Building corporate-related general and administrative expense and interest income.

     The following are components of the Other segment’s loss from continuing operations before income tax:

	For the Three Months Ended June 30,
	2008	2007
Corporate General and Administrative Expense	$(58,639)	$(44,981)
Interest Expense	(6,180)	—
Interest and Other Income	7,108	4,926

	$(57,711)	$(40,055)

     A summary of the Company’s segments is as follows:

	For the Three Months Ended June 30, 2008
			Earnings
		Earnings	(Loss) from
		(Loss)	Continuing
		from	Operations
		Unconsolidated	Before	Land-related	Land-related
	Revenues	Entities	Income Tax	Impairments	Write-offs
Home Building
East	$183,131	$206	$(21,788)	$3,670	$5,232
Southeast	136,242	(20,188)	(65,460)	31,204	(49)
Central	131,973	(129)	(20,392)	8,465	2,008
Texas	177,341	—	7,976	—	8
Northwest	253,780	274	(2,645)	3,086	1,873
Southwest	152,938	(460)	(28,449)	3,690	1,029
Other homebuilding	14,294	—	(345)	—	—

Total Home Building	1,049,699	(20,297)	(131,103)	50,115	10,101
Financial Services	76,423	—	6,067	—	—
Other	—	—	(57,711)	—	—

Total	$1,126,122	$(20,297)	$(182,747)	$50,115	$10,101

	For the Three Months Ended June 30, 2007
			Earnings
		Earnings	(Loss) from
		(Loss)	Continuing
		from	Operations
		Unconsolidated	Before	Land-related	Land-related
	Revenues	Entities	Income Tax	Impairments	Write-offs
Home Building
East	$360,776	$(518)	$18,052	$—	$7,372
Southeast	213,857	(70)	(13,017)	7,415	3,044
Central	202,028	277	(9,092)	4,283	1,510
Texas	263,540	—	15,214	—	335
Northwest	378,566	(24,900)	(29,358)	18,296	3,499
Southwest	342,397	(142)	(116,676)	81,403	6,934
Other homebuilding	42,656	—	(36,902)	31,195	176

Total Home Building	1,803,820	(25,353)	(171,779)	142,592	22,870
Financial Services	97,966	—	14,969	—	—
Other	—	—	(40,055)	—	—

Total	$1,901,786	$(25,353)	$(196,865)	$142,592	$22,870

	As of
	June 30, 2008		March 31, 2008
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,140,628	$1,352,724	$1,152,818	$1,331,720
Southeast	1,211,544	1,279,168	1,263,337	1,360,690
Central	341,967	370,180	387,251	416,632
Texas	606,337	618,829	608,609	622,032
Northwest	719,204	781,164	850,181	918,821
Southwest	674,564	726,791	760,582	831,544
Other homebuilding	313,705	1,114,805	328,803	1,128,285

Total Home Building	5,007,949	6,243,661	5,351,581	6,609,724
Financial Services	10,275	726,107	10,850	717,060
Other (1)	—	758,403	—	713,559
Discontinued Operations	—	—	—	96,989

Total	$5,018,224	$7,728,171	$5,362,431	$8,137,332

(1)	The Company’s Other segment includes cash, income taxes receivable and substantially all of the Company’s deferred income tax asset valuation allowance.

(J)     INCOME TAXES

     The Company recognized an income tax benefit of $13.6 million and $64.8 million for the three months ended June 30, 2008 and 2007, respectively, and the Company’s effective tax rate for such periods was 7.5% and 32.9%, respectively. The difference in the Company’s tax rate primarily results from the change in the deferred tax asset valuation allowance.

     As of June 30, 2008 and March 31, 2008, the Company had a federal income tax receivable of $63.3 million and $648.5 million, respectively, primarily relating to net operating loss carryback refund claims. During the three months ended June 30, 2008, the Company received federal tax refunds of $620.8 million. The Company’s net deferred tax assets before the valuation allowance remained constant at $1.02 billion as of June 30, 2008 and March 31, 2008. The Company had a $123.5 million deferred tax asset resulting from tax credits and state net operating loss carryforwards at June 30, 2008. If unused, the various state tax net operating loss and credit carryforwards will expire (beginning at various times depending on the tax jurisdiction) in the years 2013 through 2029.

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

     Based on the Company’s assessment, including the implementation of certain tax planning strategies, the realization of approximately $879 million of the Company’s deferred tax assets is dependent upon future taxable income. Based on the Company’s consideration of the current homebuilding industry conditions and the related uncertainty in projections of future taxable income, the Company increased its valuation allowance by $49 million during the three months ended June 30, 2008. The valuation allowance was $879 million and $830 million as of June 30, 2008 and March 31, 2008, respectively.

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

     On April 1, 2007, the Company adopted FIN 48. The total amount of gross unrecognized tax benefits as of June 30, 2008 and March 31, 2008 was $353.1 million (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax).

     It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS of issues stemming from fiscal years 2001 through 2004 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals. However, the change that could occur within the next 12 months cannot be estimated at this time.

     The Company files numerous income tax returns in both U.S. federal and state jurisdictions. The federal statute of limitations has expired for the Company’s federal tax returns filed for tax years through March 31, 2000. In July 2007, the Company received a Revenue Agent’s Report from the IRS relating to the ongoing audit of the Company’s federal income tax returns for fiscal years 2001 through 2004. The Company believes that its tax return positions are supported and will vigorously dispute the proposed adjustments. In fiscal year 2008, the IRS commenced an examination of the Company’s federal tax returns for fiscal years 2005 and 2006. Certain of the Company’s state income tax returns are under audit and are at various stages of the audit process.

     The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $272.3 million as of June 30, 2008 and March 31, 2008. For the three months ended June 30, 2008, the Company accrued $7.3 million of gross accrued interest and penalties. As of June 30, 2008, gross accrued interest and penalties were $160.9 million. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.

(K)     DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. Financial Services enters into mandatory forward trade commitments to manage the interest rate risk related to its portfolio of mortgage loans held for sale and IRLCs. These forward trade commitments are treated as derivative instruments and their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings. The net change in the estimated fair value of forward trade commitments treated as derivatives resulted in a gain of $6.2 million for the three months ended June 30, 2008 compared to a loss of $0.9 million for the three months ended June 30, 2007.

     Prior to April 1, 2008, the forward trade commitments used to hedge the interest rate risk related to Financial Services’ portfolio of mortgage loans held for sale were designated as fair value hedges. Changes in the fair value of these forward trade commitments and the mortgage loans, for which the hedge relationship was deemed effective, were recorded as an adjustment to earnings. To the extent the hedge was effective, gains or losses in the value of the hedged loans due to interest rate movement were offset by an equal and opposite gain or loss in the value of the forward trade commitment with no impact to earnings. To the extent the hedge contained some ineffectiveness, the ineffectiveness was recognized immediately in earnings. For the three months ended June 30, 2007, the amount of hedge ineffectiveness included in earnings was a loss of $0.7 million. Due in part to the adoption of SFAS 159 as it relates to the fair value measurement of mortgage loans held for sale discussed in Note (H), “Fair Values of Financial Instruments,” beginning April 1, 2008, the Company no longer accounts for these forward trade commitments as fair value hedges.

     Financial Services enters into IRLCs with its customers under which Financial Services agrees to make mortgage loans at agreed upon rates within a period of time, generally from one to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. The net change in the estimated fair value of IRLCs resulted in a loss of $3.5 million for the three months ended June 30, 2008, compared to a gain of $1.4 million for the three months ended June 30, 2007.

     From time to time, the Company may enter into other forms of derivatives to hedge changes in market values of certain assets and liabilities. The notional value of such derivatives was $79.0 million at June 30, 2008.

(L)     DISCONTINUED OPERATIONS

     On March 30, 2007, the Company completed the sale of Construction Services to unrelated third parties and received $344.8 million in cash, net of related expenses. The Company will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period after the closing date (the “Additional Payments”). The Additional Payments will be made in connection with an election with respect to the tax treatment of the transaction pursuant to Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal

Revenue Code”). If the Internal Revenue Code is amended so that the purchaser is no longer entitled to the benefits of the Section 338(h)(10) election, the amount of the Additional Payments will be subject to change to ensure that any subsequent payments to be made by the purchaser do not exceed 50% of the tax benefits to be realized by it thereafter as a result of such election. The Additional Payments are an unsecured receivable from the purchaser that was not recorded in connection with the sale of Construction Services. As the Additional Payments are received in future periods, the amounts will be reflected in the Statements of Consolidated Operations.

     On April 3, 2008, the Company completed the sale of its home services operations to an unrelated third party and received $134.6 million in cash, which is subject to post-closing adjustments. A summary of the Company’s calculation of the related gain on sale is below:

For the Three Months Ended
June 30, 2008
Sales and Related Proceeds, net of Related Expenses	$124,320
Assets Sold	(85,076)

Pre-tax Gain on Sale	39,244
Income Tax Expense	(20,231)

Net Gain on Sale	$19,013

     Prior to their sale, Construction Services was a separate reporting segment and the Company’s home services operations were included in the Other segment. Construction Services and the Company’s home services operations were reclassified to discontinued operations in March 2007 and March 2008, respectively. All prior period information for these operations has been reclassified to discontinued operations.

     Earnings from discontinued operations include the financial information for entities included in discontinued operations, the gains (losses) on the sale of such entities, intercompany eliminations between entities in discontinued operations and entities in continuing operations, and certain general and administrative expenses incurred in the sale of such entities. The following table provides summary information for amounts included in discontinued operations:

	For the Three Months Ended
	June 30,
	2008(1)	2007 (2)
Revenues	$—	$34,703
Costs and Expenses	—	(33,495)

Earnings (Loss) Before Income Taxes	—	1,208
Provision (Benefit) for Income Taxes	—	462
Gain on Sale, net of Tax	19,013	3,376

	$19,013	$4,122

(1)	Includes the Company’s home services operations only.

(2)	Includes the Company’s home services operations and Construction Services.

(M)     SUBSEQUENT EVENTS

     During July 2008, the Company made a decision to wind down its Retail Loan operations. The wind-down will be executed on an orderly basis over the next several months. Financial Services, which currently operates approximately 80 retail branches, is expected to substantially complete the exit of its retail activity by the end of January 2009.

     The Company estimates pre-tax charges of approximately $20 to $30 million, which will be recognized primarily in the second and third quarters of fiscal year 2009, related to severance and contract termination costs and non-cash asset impairments in connection with the closure of its retail branches. The total estimated charges are subject to change, and the Company is working to minimize such costs.

     During July 2008, CTX Mortgage Company, LLC executed an amendment to its committed mortgage warehouse credit facility to lower the commitment to $325 million from $375 million and extend the maturity of the facility by 60 days to October 31, 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

Executive Summary

     Our results of operations for the three months ended June 30, 2008 were materially affected by continuing adverse market conditions impacting our homebuilding and mortgage lending operations. These adverse market conditions began in fiscal year 2006, and we are unable to predict whether the market will deteriorate further or improve. Any further deterioration in market conditions is likely to have a material adverse effect on our business, financial condition and results of operations. A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2008	2007	Change
Revenues
Home Building	$1,049,699	$1,803,820	(41.8%)
Financial Services	76,423	97,966	(22.0%)

Total	$1,126,122	$1,901,786	(40.8%)

Earnings (Loss) from Continuing Operations Before Income Taxes
Home Building	$(131,103)	$(171,779)	(23.7%)
Financial Services	6,067	14,969	(59.5%)
Other	(57,711)	(40,055)	44.1%

Total	$(182,747)	$(196,865)	(7.2%)

     Revenues for the three months ended June 30, 2008 were $1.13 billion, which represents a 40.8% decrease compared to the three months ended June 30, 2007. Loss from continuing operations before income taxes for the three months ended June 30, 2008 decreased to $182.7 million.

     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected, and continues to adversely affect, our business, financial condition and results of operations. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies based upon geographic market, product segment and the time since commencement of the downturn:

•	decreased affordability of housing in selected markets as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers,

•	declining homebuyer demand due to lower consumer confidence in the consumer real estate market and an inability of many homebuyers to sell their existing homes,

•	increased inventory of new and existing homes for sale, including the impact of increases in residential foreclosures,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions, and

•
pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

     Over the past several quarters, the market conditions have been adversely impacted by negative overall economic conditions, including slower employment growth and substantial increases in energy and related costs. The inventory of new and existing homes for sale remains high as homebuilders have continued to build homes and attempt to liquidate unsold inventory and as existing homes have become available for sale as a result of an increased volume of residential foreclosures. The decline in homebuyer demand can be attributed to, in part, concerns of prospective homebuyers that prices will continue to decline and, in fact, homebuilders and other home sellers have reduced prices in most markets. In addition, many prospective homebuyers have been unable to sell their existing homes. Moreover, during fiscal year 2008, the mortgage markets experienced significant disruptions, which led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements for homebuyers and increased credit risk premiums. As a result, prospective borrowers experienced more difficulty or greater expense in obtaining loans, or were subject to increased credit score or down payment requirements, which further reduced the demand for homes and mortgage loans during the quarter.

     These market conditions materially and adversely impacted Home Building’s operating results for the three months ended June 30, 2008 as evidenced by the following:

•	a $754.1 million decrease in homebuilding revenues, net of discounts,

•	$50.1 million in land-related impairments,

•	$19.7 million in our share of joint ventures’ impairments, and

•	$10.1 million in write-offs of land deposits and pre-acquisition costs.

     During the quarter, we assessed our neighborhoods and land for possible land-related impairments. The market conditions during the quarter adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment evaluations, and we recorded land-related impairments totaling $50.1 million. During the three months ended June 30, 2008, 36 land-related impairments were recorded. At June 30, 2008, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the quarter ended June 30, 2008 was $77.7 million. If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.

     Our homebuilding operations also experienced a significant decline in operating margin when compared to the same period of the prior year primarily attributable to lower home prices and increases in discounts and sales incentives, including increases in seller-paid financing and closing costs to help stimulate sales and close homes. In addition, customer cancellation rates remain elevated when compared to historical levels. Customer discounts increased to 10.5% of housing revenues for the three months ended June 30, 2008, up from 8.8% in the same period of the prior year. As a percentage of revenues, closing and financing costs have increased from 3.2% to 3.5% for the three months ended June 30, 2008. Sales commissions, as a percentage of revenues, have decreased from 4.8% to 4.7% for the three months ended June 30, 2008.

     Financial Services’ operating earnings for the three months ended June 30, 2008 were $6.1 million as compared to $15.0 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, mortgage loan origination volume decreased 38.9%. This change is primarily attributable to the adverse conditions in the mortgage markets and the decline in homebuyer demand described above. Continued adverse market conditions and further declines in homebuyer demand could have a negative impact on Financial Services’ future operating results. During July 2008, we made the decision to wind down the origination by Financial Services of mortgage loans for homes built by others as well as the refinancing of existing mortgages, which we refer to as Retail Loans. The wind-down will be executed in an orderly basis over the next several months. Financial Services, which currently operates approximately 80 retail branches, is expected to substantially complete the exit of its retail activity by the end of January 2009. We estimate pre-tax charges of approximately $20 to $30 million, which will be recognized primarily in the second and third quarters of fiscal year 2009, related to severance and contract termination costs and non-cash asset impairments in connection with the closure of our retail branches. The total estimated charges are subject to change, and we are working to minimize such costs. The future reduction in Retail Loans may have a negative impact on Financial Services’ operating results.

     We anticipate that our business and results of operations will continue to be affected by the difficult industry conditions for some time. In general, we believe that our existing sources of funding, including available cash on hand, cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements for at least the next twelve months. However, we are actively evaluating every internal opportunity to bolster our capital position, including evaluating our quarterly dividend, although no decisions have been made at this time. Further deterioration in market conditions, including lower demand or prices for our homes or further disruptions of the mortgage markets, would likely result in declines in sales of our homes, accumulation of unsold inventory and margin deterioration, as well as potential additional land-related impairments and write-offs of deposits and pre-acquisition costs. These or other developments could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with financial or other covenants, requiring that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.

     On July 30, 2008, the President of the United States signed into law broad legislation that included a provision that provides a tax credit of up to $7,500 for any first-time homebuyer who purchases a home between April 9, 2008 and July 1, 2009. Unlike other conventional tax credits, the taxpayer will be required to pay back the government over a 15-year period or when the home is sold. In addition to the tax-credit provision, the law is designed to spare an estimated 400,000 homeowners from foreclosure and bolster Federal National Mortgage

Association, or FNMA, and Federal Home Loan Mortgage Corporation, or FHLMC. One of the provisions that will no longer be available to homebuyers is the seller funded down payment assistance program for FHA-insured loans.

     We believe the fundamentals that support homebuyer demand in the long term remain solid and the current market conditions will moderate over time; however, we cannot predict the duration of the current market conditions. We continue to adjust our operations in response to market conditions by reducing our unsold inventory, reducing our land position, and lowering our costs. Our unsold inventory decreased from 4,815 units as of June 30, 2007 to 1,356 units as of June 30, 2008. Since June 30, 2007, our land position decreased by 69,397 lots or 46.0%. Further, Home Building’s selling, general and administrative expenses decreased from $298.6 million for the three months ended June 30, 2007 to $166.2 million for the same period of the current year. We are also working to reduce the costs of constructing our homes, although in many cases cost savings will not be realized until future periods.

     During the three months ended June 30, 2008, we generated $557.9 million in cash flows from operating activities, which was primarily provided by federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years. In addition, our homebuilding operations were cash flow positive, which was more than offset by cash used in Financial Services’ operating activities.

HOME BUILDING

     The following summarizes the results of our Home Building operations (dollars in thousands except per unit data):

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Revenues – Housing	$1,032,191	(41.8%)	$1,774,738	(30.7%)
Revenues – Land Sales and Other	17,508	(39.8%)	29,082	(66.9%)
Cost of Sales – Housing	(910,126)	(38.6%)	(1,481,351)	(20.6%)
Cost of Sales – Land Sales and Other	(88,262)	(49.7%)	(175,567)	67.6%
Selling, General and Administrative Expenses	(166,215)	(44.3%)	(298,628)	(20.9%)
Loss from Unconsolidated Entities (1)	(20,297)	(19.9%)	(25,353)	(560.5%)
Other Income	4,098	(22.7%)	5,300	2.7%

Operating Loss(2)	$(131,103)	(23.7%)	$(171,779)	(155.1%)

Operating Loss as a Percentage of Revenues:
Housing Operations (3)	(4.3%)	(4.0)	(0.3%)	(12.7)
Total Homebuilding Operations	(12.5%)	(3.0)	(9.5%)	(21.3)

(1)	Loss from Unconsolidated Entities include our share of joint ventures’ impairments.

(2)	Operating loss represents Home Building reporting segments’ earnings exclusive of certain homebuilding corporate general and administrative expenses.

(3)
Operating loss from housing operations is a non-GAAP financial measure, which we believe is useful to investors as it allows them to separate housing operations from activities related to land holdings, options to acquire land and related land valuation adjustments. Management uses this non-GAAP financial measure to aid in evaluating the performance of its ongoing housing projects. Operating earnings from housing operations is equal to Housing Revenues less Housing Cost of Sales and Selling, General and Administrative Expenses, all of which are set forth in the table above.

          Home Building business consists of the following reporting segments that have operations located in the following states:

East: Georgia (Savannah only), Maryland, New Jersey, North Carolina, South Carolina and Virginia
Southeast: Florida, Georgia (Atlanta only) and Tennessee
Central: Colorado, Indiana, Illinois, Michigan, Minnesota and Missouri
Texas: New Mexico and Texas
Northwest: Hawaii, Nevada (except Las Vegas), Northern California, Oregon and Washington
Southwest: Arizona, Southern California and Nevada (Las Vegas only)
Other homebuilding (1)

(1)
Other homebuilding includes certain resort/second home projects in Florida that we plan to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

     The following table summarizes units closed and average revenue per unit:

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Units Closed
East	644	(42.4%)	1,119	(32.3%)
Southeast	498	(30.4%)	716	(40.0%)
Central	607	(35.4%)	940	(35.8%)
Texas	1,007	(33.8%)	1,521	(10.1%)
Northwest	621	(32.1%)	915	(3.3%)
Southwest	526	(32.0%)	774	(34.3%)
Other homebuilding	36	(67.3%)	110	(42.7%)

	3,939	(35.4%)	6,095	(26.7%)

Average Revenue Per Unit
East	$279,894	(11.7%)	$317,134	(3.6%)
Southeast	$261,394	(10.1%)	$290,675	(6.5%)
Central	$216,713	1.9%	$212,744	(3.9%)
Texas	$174,839	1.8%	$171,728	4.5%
Northwest	$408,663	(0.4%)	$410,491	(15.1%)
Southwest	$282,120	(35.6%)	$438,145	(2.6%)
Other homebuilding	$332,833	2.1%	$325,836	8.7%
Total Home Building	$262,044	(10.0%)	$291,179	(5.5%)

Revenues

     Housing revenues significantly decreased for the three months ended June 30, 2008 as compared to June 30, 2007 due to decreases in units closed and average revenue per unit. For the three months ended June 30, 2008, average revenue per unit (which is net of customer discounts) decreased primarily as a result of lower prices experienced in many of our markets and increases in discounts. Customer discounts increased to 10.5% of housing revenues for the three months ended June 30, 2008, up from 8.8% for the three months ended June 30, 2007. For the three months ended June 30, 2008, our closings declined when compared to the same period in the prior year as a result of decreases in sales orders caused principally by the challenging market conditions described above.

     Revenues from land sales and other decreased 39.8% to $17.5 million for the three months ended June 30, 2008 as compared to the same period in the prior year. The timing and amount of land sales vary from period to period based on a number of factors, including, but not limited to, our desire to sell parcels of land in particular geographic areas that include locations where we may choose not to build any further, the demand for land in areas that we are offering or considering to offer land for sale, and the prevailing prices for the types of parcels of land that we may seek to sell.

     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below:

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Average Operating Neighborhoods (1)	568	(16.0%)	676	1.0%
Closings Per Average Neighborhood	6.9	(23.3%)	9.0	(27.4%)

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.

     Our neighborhood count as of June 30, 2007 was 666 neighborhoods, and it has steadily decreased to a neighborhood count of 543 as of June 30, 2008. The drop in neighborhood count is primarily the result of our decision to build-out and not reinvest in certain markets, our decision to sell certain properties that did not meet our strategic initiatives and our decision to curtail development spending, which delays the opening of new neighborhoods.

Operating Margins

     Homebuilding operating margins (consisting of operating earnings or loss as a percentage of revenues) declined to (12.5%) for the three months ended June 30, 2008 as compared to (9.5%) for the three months ended June 30, 2007. The decrease in homebuilding operating margins as compared to the prior year was primarily attributable to decreases in average revenue per unit and in units closed, which were not offset by commensurate reductions in direct housing costs. Land-related impairments for the three months ended June 30, 2008 were $50.1 million. The $20.3 million in losses from unconsolidated entities for the three months ended June 30, 2008 includes $19.7 million of our share of joint ventures’ impairments and losses.

     We regularly assess our land holdings, including our lot options, taking into consideration changing market conditions and other factors. In connection with our quarterly neighborhood assessments, during the quarter ended June 30, 2008, we reviewed approximately 850 housing projects and land investments for potential land-related impairments. Approximately 780 of these housing projects are owned land positions that are either designated as active neighborhoods, are under development but are not considered active neighborhoods, are currently held for sale or will be developed in future periods. The remaining 70 housing projects represent controlled land positions approved for purchase. Land-related impairments during the quarter ended June 30, 2008 represented 36 neighborhoods and land investments.

     Also, during the three months ended June 30, 2008, we determined it was probable we would not exercise certain lot option contracts, which resulted in writing off deposits and pre-acquisition costs for 21 option contracts, resulting in a remaining balance of 99 outstanding option contracts at June 30, 2008.

     The following table summarizes Home Building’s land-related impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Three Months Ended June 30,
	2008		2007
	Land-related	Land-related	Land-related	Land-related
	Impairments	Write-offs	Impairments	Write-offs
East	$3,670	$5,232	$—	$7,372
Southeast	31,204	(49)	7,415	3,044
Central	8,465	2,008	4,283	1,510
Texas	—	8	—	335
Northwest	3,086	1,873	18,296	3,499
Southwest	3,690	1,029	81,403	6,934
Other homebuilding	—	—	31,195	176

	$50,115	$10,101	$142,592	$22,870

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

     Home Building’s selling, general and administrative expenses decreased $132.4 million for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. As a percentage of revenues, selling, general and administrative expenses decreased from 16.6% for the three months ended June 30, 2007 to 15.8% for the three months ended June 30, 2008. The largest decrease in selling, general and administrative expenses for the three months ended June 30, 2008 occurred in compensation and benefit costs as a result of reductions in personnel. The number of Home Building employees, excluding sales personnel, was approximately 3,100 and 4,200 as of June 30, 2008 and 2007, respectively. We are focused on ensuring we size our organization in response to current market conditions. The following table summarizes Home Building’s selling, general and administrative expenses, or SG&A (dollars in thousands):

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Compensation and Benefits	$73,447	(40.1%)	$122,602	(31.3%)
Sales Commissions	49,461	(42.5%)	86,056	(15.0%)
Advertising and Marketing	15,957	(62.0%)	41,939	(11.8%)
Other	27,350	(43.1%)	48,031	(4.0%)

Selling, General and Administrative Expenses	$166,215	(44.3%)	$298,628	(20.9%)

SG&A as a Percentage of Revenues	15.8%	(0.8)	16.6%	2.4

Sales Orders, Average Cancellation Rates, Backlog Units and Land Holdings

     For each unit in backlog, we have received a signed customer contract and a customer deposit, which is refundable under certain circumstances. The backlog units included in the table below are net of cancellations. Cancellations occur for a variety of reasons, including a customer’s inability to obtain financing, customer relocations or other customer financial hardships. The following tables summarize sales orders, average cancellation rates and backlog units:

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Sales Orders (in Units)
East	1,016	(20.7%)	1,282	(17.2%)
Southeast	579	(22.1%)	743	(26.9%)
Central	499	(54.3%)	1,091	(24.0%)
Texas	1,251	(20.3%)	1,570	(22.0%)
Northwest	515	(35.3%)	796	(21.9%)
Southwest	322	(66.5%)	962	(16.4%)
Other homebuilding	33	10.0%	30	(55.2%)

	4,215	(34.9%)	6,474	(21.5%)

Sales Per Average Neighborhood	7.4	(22.9%)	9.6	(22.0%)

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Average Cancellation Rates
East	17.9%	(5.4)	23.3%	(0.3)
Southeast	25.5%	(5.0)	30.5%	(4.6)
Central	34.0%	3.8	30.2%	(0.7)
Texas	33.2%	0.9	32.3%	3.4
Northwest	32.9%	(2.9)	35.8%	1.3
Southwest	43.1%	8.6	34.5%	(10.7)
Other homebuilding	5.7%	(56.3)	62.0%	34.0
Total Home Building	29.9%	(1.3)	31.2%	(1.5)

	As of
	June 30, 2008		March 31, 2008
		Change		Change
Backlog Units
East	1,662	28.8%	1,290	(30.2%)
Southeast	1,417	6.1%	1,336	(12.0%)
Central	1,008	(9.7%)	1,116	(36.0%)
Texas	2,121	13.0%	1,877	(7.1%)
Northwest	1,144	(8.5%)	1,250	(30.7%)
Southwest	670	(23.3%)	874	(41.8%)
Other homebuilding	—	(100.0%)	3	(98.6%)

	8,022	3.6%	7,746	(27.3%)

     For the three months ended June 30, 2008, sales orders declined in all of the regions in which we do business when compared to the three months ended June 30, 2007 except for the Other homebuilding segment. We expect that the decreases in sales orders will have a negative impact on our closings in the near term.

     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders are a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, as well as the inability of some prospective buyers to qualify for loans to purchase our homes or to sell their existing homes and increases in the number of homes available for sale as a result of foreclosures. The decline in homebuyer demand has also been caused by the tightened homebuyer credit requirements. These factors are evidenced by a 40.7% drop in customer traffic and cancellation rates that are much higher than our long-term average cancellation rates ranging from 18% to 26%.

     In light of the continuing adverse market conditions, our strategy is to focus on selling homes, reducing inventories, reducing costs, generating cash and simplifying our business through process improvement initiatives. We curtailed speculative housing starts so that we could reduce our speculative inventory and facilitate our transition to an operating model more focused on constructing homes from a sold backlog.

     Total speculative inventory decreased 22.7% to 1,356 units, excluding models, at June 30, 2008 compared to 1,754 units at March 31, 2008. We have also continued to take actions to reduce our land position. The following table summarizes our land position:

	As of
	June 30, 2008			March 31, 2008
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots
East	14,346	5,577	19,923	15,417	7,043	22,460
Southeast	20,462	2,470	22,932	21,187	2,442	23,629
Central	5,449	1,375	6,824	5,835	1,948	7,783
Texas	13,620	3,309	16,929	14,523	3,467	17,990
Northwest	5,059	1,149	6,208	5,215	2,217	7,432
Southwest	6,506	670	7,176	6,953	1,030	7,983
Other homebuilding	1,324	—	1,324	1,092	—	1,092

	66,766	14,550	81,316	70,222	18,147	88,369

Change	(4.9%)	(19.8%)	(8.0%)	(28.6%)	(70.6%)	(44.8%)

     Capitalized costs related to lots owned are included in land under development and land held for development and sale. Lot counts related to completed homes or homes under construction are excluded from the totals above. The dollar amounts related to these lot counts are classified as direct construction, a component of housing projects, in our Consolidated Balance Sheets. The direct construction lot counts as of June 30, 2008 and March 31, 2008 were 7,349 and 7,324, respectively, including 1,132 and 1,323, respectively, of lots for model homes completed or under construction.

     We decreased our total land position when compared to March 31, 2008 with the most pronounced declines occurring in lots controlled. The decrease in our land position for the three months ended June 30, 2008 is a result of our decision to curtail land purchases and exit certain lot option arrangements. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to seek opportunities to reduce our land position. These steps may include one or more sales of land. As compared to June 30, 2007, our total land position has decreased by 69,397 lots or 46.0%. Included in our total land position are 2,629 and 3,429 lots controlled through joint venture arrangements as of June 30, 2008 and March 31, 2008, respectively. The percentage decreases in our total land position reflected in the table above for March 31, 2008 are as compared to March 31, 2007. These decreases included, but were not limited to, significant land sales that occurred in the fourth quarter of fiscal year 2008.

Regional Discussion

     Changes in revenues and operating earnings (loss) for our homebuilding reporting segments are outlined in the table below (dollars in thousands):

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Revenues
East	$183,131	(49.2%)	$360,776	(33.7%)
Southeast	136,242	(36.3%)	213,857	(46.2%)
Central	131,973	(34.7%)	202,028	(38.0%)
Texas	177,341	(32.7%)	263,540	(8.9%)
Northwest	253,780	(33.0%)	378,566	(19.3%)
Southwest	152,938	(55.3%)	342,397	(37.4%)
Other homebuilding	14,294	(66.5%)	42,656	(44.2%)

	$1,049,699	(41.8%)	$1,803,820	(31.9%)

Operating Earnings (Loss)
East	$(21,788)	(220.7%)	$18,052	(78.2%)
Southeast	(65,460)	402.9%	(13,017)	(121.5%)
Central	(20,392)	124.3%	(9,092)	(215.4%)
Texas	7,976	(47.6%)	15,214	(41.7%)
Northwest	(2,645)	(91.0%)	(29,358)	(139.1%)
Southwest	(28,449)	(75.6%)	(116,676)	(375.1%)
Other homebuilding	(345)	(99.1%)	(36,902)	(318.5%)

	$(131,103)	(23.7%)	$(171,779)	(155.1%)

East

     Revenues decreased 49.2% for the three months ended June 30, 2008 primarily due to significant decreases in revenues in the North Carolina markets and the Hilton Head market. Also, these same markets were primarily the reason for the 42.4% decrease in units closed when compared to the three months ended June 30, 2007. Average revenue per unit decreased 11.7% when compared to the same period in the prior year, with decreases of 10% or more occurring in seven of the nine markets. Discounts as a percentage of housing revenues increased to 13.2% for the three months ended June 30, 2008, as all markets in the East region experienced an increase in discounts, except for the New Jersey market. Sales orders decreased 20.7% when compared to the three months ended June 30, 2007 primarily due to decreases in customer traffic and neighborhood counts. Cancellation rates improved slightly from 23.3% to 17.9% for the three months ended June 30, 2008 as compared to the same period in the prior year.

     Operating earnings decreased $39.8 million to a loss of $21.8 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, with most of the decrease occurring in the Charlotte and Raleigh Durham markets. The Charleston and Myrtle Beach markets were the only markets within the region to experience operating earnings for the three months ended June 30, 2008. The decrease in operating earnings is primarily the result of a decrease in units closed and in average revenue per unit, which was not offset by commensurate reductions in direct housing costs.

Southeast

     For the three months ended June 30, 2008, units closed decreased 30.4% when compared to the three months ended June 30, 2007 and was the primary contributor to the 36.3% decrease in revenues. All markets in the Southeast region experienced decreases in revenues and units closed with the exception of the Atlanta market. Average revenue per unit decreased 10.1% when compared to the same period in the prior year primarily due to significant decreases experienced in the North Florida, Orlando and Naples markets. Although cancellation rates improved from 30.5% to 25.5% for the three months ended June 30, 2008, sales orders decreased 22.1%. The decrease in sales orders is primarily attributable to a 23.1% decrease in customer traffic.

     Operating losses for the Southeast region increased from $13.0 million for the three months ended June 30, 2007 to $65.5 million for the three months ended June 30, 2008. The Atlanta market was the only market in the Southeast region that reported operating earnings for the three months ended June 30, 2008. A substantial portion of the operating loss for three months ended June 30, 2008 is attributed to the Orlando and Southeast Florida markets, which also recorded the majority of the land-related impairments and our share of joint ventures’ impairments in the region.

Central

     Revenues for the three months ended June 30, 2008 decreased 34.7% primarily due to a 35.4% decrease in units closed as compared to the three months ended June 30, 2007. Significant decreases in the number of units closed occurred in the Detroit and Illinois markets. Additionally, in December 2007, we sold substantially all of our on-your-lot operations, which contributed to the decrease in the number of units closed. Average revenue per unit increased 1.9% primarily due to a reduction in sales of lower priced homes by our on-your-lot operations. Five of the seven markets in the Central region experienced decreases in average revenue per unit. Sales orders decreased 54.3% as the region experienced a 50.4% decrease in customer traffic. All markets in the Central region experienced substantial decreases in sales orders.

     The majority of the Central region’s operating loss of $20.4 million for the three months ended June 30, 2008 is related to decreases in average revenue per unit and units closed. The largest operating loss in the Central region was incurred by the Detroit market, which also recorded the majority of the region’s land-related impairments for the three months ended June 30, 2008.

Texas

     Revenues for the Texas region for the three months ended June 30, 2008 decreased 32.7% compared to the three months ended June 30, 2007. The decrease in revenues was primarily due to a 33.8% decrease in units closed, which was slightly offset by a 1.8% increase in average revenue per unit. All markets within the Texas region experienced significant decreases in units closed. The largest dollar decrease in revenues occurred in the Dallas/Ft. Worth market, which also experienced the largest decrease in the number of units closed. Sales orders decreased 20.3% primarily due to a 22.3% decrease in customer traffic. The Central Texas market was the only market within the Texas region to experience an increase in sales orders during the three months ended June 30, 2008.

     Operating earnings for the three months ended June 30, 2008 were $8.0 million, a $7.2 million decrease when compared to the same period in the prior year. The Texas region was the only region to recognize operating earnings. The Houston market was the only market within the Texas region to incur an operating loss for the three months ended June 30, 2008. The decrease in operating earnings is primarily the result of a decrease in units closed, which was not offset by commensurate reductions in selling, general and administrative expenses. To date, the Texas region has been less affected by the challenging market conditions experienced in other regions, which we believe results from the moderate growth rates and price appreciation realized in this region in periods prior to the downturn. In addition, the Texas region has been the least impacted by land-related impairments and write-offs of deposits and pre-acquisition costs.

Northwest

     Revenues for the three months ended June 30, 2008 decreased 33.0% as compared to the three months ended June 30, 2007, which was primarily due to a 32.1% decrease in units closed. All markets in the Northwest region experienced decreases in revenues with the exception of the Hawaii and Reno markets. The Hawaii market was the only market within the region to experience increases in both average revenue per unit and units closed. Sales orders for the three months ended June 30, 2008 decreased 35.3%, primarily due to a 50.3% decrease in customer traffic and a decrease in active neighborhoods.

     The Northwest region experienced an operating loss of $2.6 million for the three months ended June 30, 2008 as compared to an operating loss of $29.4 million in the same period of the prior year. The $26.7 million improvement in operating losses is due to the reduction in land-related impairments and reductions in selling, general and administrative expenses that outpaced reductions in revenues. Three of the seven markets within the region generated operating earnings in the current quarter.

Southwest

     The substantial decrease in the Southwest region’s revenues for the three months ended June 30, 2008 was primarily due to a 35.6% decrease in average revenue per unit and a 32.0% decrease in units closed when compared to the same period in the prior year. The Southwest region experienced the largest decrease in average revenue per unit of all of our regions. The largest decrease in the number of units closed was experienced in the Inland Empire market. Sales orders decreased 66.5% when compared to the three months ended June 30, 2007, which was primarily due to a 58.1% decrease in customer traffic. Substantial decreases in the number of units sold occurred in the Inland Empire, Las Vegas and Phoenix markets. Cancellation rates in the Southwest region increased from 34.5% to 43.1% for the three months ended June 30, 2008, which was the largest increase and highest cancellation rate of all of our regions.

     The Southwest region experienced operating losses of $28.4 million and $116.7 million for the three months ended June 30, 2008 and 2007, respectively. The improvement in operating losses can be attributed to a reduction in land-related impairments when compared to the same period of the prior year. The majority of the Southwest region’s operating loss occurred in the Los Angeles market. Significant reductions in selling, general and administrative expenses were not enough to overcome the 55.3% decrease in revenues, which was the primary contributor to the operating loss during the three months ended June 30, 2008.

Other homebuilding

     Other homebuilding is primarily comprised of certain operating segments that are not part of our long-term strategy.   The projects in these operating segments will be built out and liquidated. Certain homebuilding ancillary businesses and certain income and expenses that are not allocated to our operating segments are reported in this segment.

     The Other homebuilding region experienced an operating loss of $0.3 million for the three months ended June 30, 2008 as compared to a loss of $36.9 million in the same period in the prior year. This improvement in operating earnings was primarily the result of $31.2 million in land-related impairments incurred in the three months ended June 30, 2007, compared to no land-related impairments recorded in the current period. The improvement in operating earnings was also the result of reductions in selling, general and administrative expenses.

FINANCIAL SERVICES

     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the residential mortgage market. Its operations include mortgage lending and other related services for purchasers of homes sold by our homebuilding operations and third parties, refinancing of existing mortgages, title agency services and the sale of title insurance and other insurance products, including property and casualty.

     As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, we have begun to focus our mortgage operations primarily on originating loans for homes we sell, which we refer to as Builder Loans. Retail Loans represented approximately 64.3% and 62.1% of total mortgage originations during the three months ended June 30, 2008 and 2007, respectively. The future reduction in Retail Loans resulting from our focus on Builder Loans may have a negative impact on Financial Services’ operating results.

     Financial Services revenues and operating earnings are derived primarily from the sale of mortgage loans, together with all related servicing rights, broker fees, title and other various insurance coverages, interest income and other fees. Loan origination fees and other revenues derived from the origination of mortgage loans, which we refer to in the aggregate as loan origination fees, are recognized in Financial Services revenues as earned and loan origination costs are recognized in Financial Services expenses as incurred. Prior to the adoption of SFAS 159 on a prospective basis on April 1, 2008, net loan origination fees were deferred and recognized as an adjustment to Financial Services’ revenues when the related loan was sold to a third-party purchaser. In accordance with SAB 109, or SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” we recognize the fair value of mortgage servicing rights as revenue at the time we enter into an Interest Rate Lock Commitment, or IRLC. Subsequent changes in the fair value of IRLCs are recorded as an adjustment to revenue. Prior to January 1,

2008, the effective date of SAB 109, the fair value of mortgage servicing rights was not recognized as revenue until the related loan was sold. Interest revenues on mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.

     In the normal course of our activities, we carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans and interest expense on debt used to fund the mortgage loans.

     Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks. Following unprecedented disruptions to the mortgage markets during the second quarter of fiscal year 2008, CTX Mortgage Company, LLC discontinued sales of mortgage loans to Harwood Street Funding I, LLC, which we refer to as HSF-I, and is now relying on committed mortgage warehouse credit facilities to provide funding for its loan originations. HSF-I was a variable interest entity of which we were the primary beneficiary and it was consolidated in our financial statements. In November 2007, we terminated HSF-I and all of its outstanding obligations were redeemed.

     The following summarizes Financial Services’ results (dollars in thousands):

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Revenues	$76,423	(22.0%)	$97,966	(20.2%)
Cost of Sales	(4,303)	(79.0%)	(20,488)	(1.7%)
Selling, General and Administrative Expenses	(66,053)	5.7%	(62,509)	(20.7%)

Operating Earnings (Loss)	$6,067	(59.5%)	$14,969	(35.2%)

Operating Margin	7.9%	(7.4)	15.3%	(3.5)

Net Interest Income	$2,152	(61.2%)	$5,552	(35.0%)

Average Interest Earning Assets	$428,687	(70.0%)	$1,428,063	(9.3%)
Average Yield	6.02%	(1.27)	7.29%	(0.18)
Average Interest Bearing Liabilities	$380,167	(72.6%)	$1,389,545	(9.8%)
Average Rate Paid	4.76%	(1.22)	5.98%	0.55

     Financial Services’ revenues for the three months ended June 30, 2008 decreased as compared to the same period in the prior year due to decreases in gain on sale of mortgage loans, broker fees and interest income. The decreases in gain on sale of mortgage loans and broker fees for the three months ended June 30, 2008 are due to decreases in the volume of loan sales to investors and loans brokered to third party lenders. Contributing to the decrease in interest income was an increase in contractually delinquent loans that are not accruing interest and a decrease in loans originated. Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more. At June 30, 2008 and 2007, mortgage loans on which revenue was not being accrued were $206.4 million and $46.4 million, respectively. The decrease in revenue was partially offset by the recognition of $19.6 million of loan origination fees related to the adoption of SFAS 159 on April 1, 2008. For the three months ended June 30, 2008, cost of sales, which is solely comprised of interest expense, declined as compared to the same period in the prior year as a result of decreases in average interest bearing liabilities and short-term borrowing costs.

     The increase in selling, general and administrative expenses is the result of the recognition of $22.2 million of loan origination costs at the time of loan origination pursuant to the provisions of SFAS 159. The increase in selling, general and administrative expenses was partially offset by decreases in branch operating expenses, branch and corporate compensation, and sales incentives. Operating margin and Financial Services margin for the three months ended June 30, 2008 decreased primarily due to recognition of loan origination fees in revenues and the decrease in interest income due to the increase in non-accruing loans.

     The adoption of SFAS 159 on April 1, 2008 resulted in increases in both revenues and selling, general and administrative expenses for the three months ended June 30, 2008. Prior to April 1, 2008, these revenues and expenses were reported as net origination fees in revenues.

     Included in selling, general and administrative expenses are provisions for mortgage loans and anticipated losses for mortgage loans originated. For additional information on Financial Services’ provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve,” and Note (C), “Mortgage Loans

Receivable and Real Estate Owned,” of the Notes to Consolidated Financial Statements. The following table summarizes Financial Services’ provisions for losses (dollars in thousands):

	For the Three Months Ended June 30,
	2008	2007
Provision for Losses on Mortgage Loans	$646	$2,677
Provision for Real Estate Owned	2,067	292
Anticipated Losses for Loans Originated	2,928	583

Total Provisions for Losses	$5,641	$3,552

     The following table provides a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services (dollars in thousands, except average loan size and volume):

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Loan Sales to Investors
Volume (in millions)	$1,608.1	(31.7%)	$2,353.3	(17.6%)
Number of Loans Sold	8,093	(25.4%)	10,848	(24.2%)
Gain on Sale of Mortgage Loans	$30,311	(21.5%)	$38,634	(17.1%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$180.0	(69.9%)	$597.8	(37.5%)
Number of Brokered Loans	566	(67.1%)	1,719	(46.9%)
Broker Fees	$3,175	(70.2%)	$10,657	(42.7%)

Average Loan Size
Loans Sold to Investors	$198,700	(8.4%)	$216,946	8.7%
Loans Brokered to Third Party Lenders	$317,965	(8.6%)	$347,834	17.6%

     Gain on sale of mortgage loans decreased for the three months ended June 30, 2008 due to a decrease in the volume of loan sales to investors. The decrease in volume was partially offset by a shift in the product mix of loans sold to more conforming loans, which generate higher service release premiums than nonconforming loans. Broker fee income decreased for the three months ended June 30, 2008 as a result of a decrease in the volume of loans brokered to third party lenders. The decrease in broker volume is primarily due to the significant disruptions in the mortgage markets, including the significant reduction of homebuyers’ access to nonconforming mortgage products.

     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications that resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Open Applications — Beginning	15,107	(14.4%)	17,648	(24.0%)
New Applications	33,324	21.0%	27,549	8.4%
Cancelled Applications	(25,154)	76.9%	(14,222)	39.0%
Originated Loans	(8,285)	(30.9%)	(11,992)	(20.0%)

Open Applications — Ending	14,992	(21.0%)	18,983	(18.9%)

     The table below provides a comparative analysis of mortgage loan originations:

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Origination Volume (in millions)	$1,694.0	(38.9%)	$2,770.3	(20.6%)
Number of Originated Loans
Builder	2,957	(34.9%)	4,541	(25.1%)
Retail	5,328	(28.5%)	7,451	(16.4%)

	8,285	(30.9%)	11,992	(20.0%)

Average Loan Size – Originated Loans	$204,480	(11.5%)	$231,000	(0.8%)

     Total originations for the three months ended June 30, 2008 decreased primarily as a result of a decline in homebuyer demand and a reduction in the number of mortgage product offerings. Refinancing activity accounted for 20% of our originations for the three months ended June 30, 2008 and 2007. For the three months ended June 30, 2008 and 2007, Financial Services originated 82% and 78% of the non-cash unit closings of Home Building’s customers, respectively.

     Beginning in early 2007, the mortgage markets were affected by declines in values and increased default levels of sub-prime mortgage loans. The deterioration of the mortgage markets accelerated during the second quarter of fiscal year 2008, which resulted in the virtual elimination of the nonconforming mortgage market which would include sub-prime mortgage loans. As a result, Financial Services has essentially ceased originating sub-prime or other nonconforming loans. Further disruptions in the mortgage markets, including changes in mortgage underwriting requirements, could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services’ future operating results.

OTHER

     Our Other segment includes corporate general and administrative expense. The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Corporate General and Administrative Expense	$(58,639)	30.4%	$(44,981)	(17.9%)
Interest Expense	(6,180)	100.0%	—	—
Other Income	7,108	44.3%	4,926	100.0%

Operating Loss	$(57,711)	44.1%	$(40,055)	(26.9%)

     Corporate general and administrative expenses represent corporate employee compensation and benefits, professional and legal costs, and other corporate costs such as investor communications, rent, utilities and travel costs. The following table summarizes corporate general and administrative expense (dollars in thousands):

	For the Three Months Ended June 30,
	2008		2007
		Change		Change
Compensation and Benefits	$32,128	(13.9%)	$37,314	(28.4%)
Professional and Legal Costs	15,778	398.0%	3,168	(2.8%)
Rent and Utilities	2,419	44.5%	1,674	22.1%
Travel	1,197	(3.2%)	1,236	(41.0%)
Other	7,117	347.9%	1,589	(139.1%)

General and Administrative Expense	$58,639	30.4%	$44,981	(17.9%)

     The increase in corporate general and administrative expenses in the three months ended June 30, 2008 versus the same period in the prior year is primarily related to increases in professional and legal costs. The increase in professional and legal costs is a result of the increases in reserves, strategic investments to improve our core business processes and the centralization of certain reporting segment functions.

INCOME TAXES

     We recognized an income tax benefit of $13.6 million and $64.8 million for the three months ended June 30, 2008 and 2007, respectively, and our effective tax rate for such periods was 7.5% and 32.9%, respectively. The difference in our tax rate primarily results from the change in the deferred tax asset valuation allowance. See Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance.

DISCONTINUED OPERATIONS

     On March 30, 2007, we sold Construction Services to an unrelated third party and received $344.8 million in cash, net of related expenses and as adjusted for post-closing adjustments. In connection with the sale, we will also receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period.

     On April 3, 2008, we completed the sale of our home services operations to an unrelated third party and received $134.6 million in cash, subject to certain post-closing adjustments. As a result, our home services operations are now reflected as a discontinued operation in our financial statements.

     For additional information on our discontinued operations, see Note (L), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

Construction Services

     Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2008	2007
Revenues	$—	$—
Operating Loss	$—	$—
Pre-tax Gain on Sale	$—	$5,463

     We remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. At June 30, 2008, these surety bonds have a total face amount of $2.56 billion, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. We estimate that $435.6 million of work remains to be performed on these projects at June 30, 2008. In connection with certain of these surety bond obligations, we provided certain sureties with a $100 million letter of credit. In connection with the sale of Construction Services, the purchaser has agreed to indemnify us against losses relating to such surety bond obligations, including amounts that may be drawn under such letter of credit. In addition, we have purchased for our benefit an additional back-up indemnity provided by a financial institution with a credit rating of A from Standard & Poor’s, or S&P, and A2 from Moody’s Investors Service, or Moody’s. The obligation of such financial institution under the back-up indemnity is $644.8 million as of June 30, 2008, which declines to $400 million over time and terminates in 2016.

Home Services Operations

     Discontinued operations for our home services operations are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2008	2007
Revenues	$—	$34,703
Operating Earnings	$—	$1,208
Pre-tax Gain on Sale	$39,244	$—

FINANCIAL CONDITION AND LIQUIDITY

     The consolidating net cash used in or provided by our operating, investing and financing activities is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Three Months Ended June 30,
	2008	2007
Net Cash Provided by (Used in)
Centex*
Operating Activities	$623,213	$(533,393)
Investing Activities	126,682	(61,970)
Financing Activities	(83,227)	(46,757)

	666,668	(642,120)

Financial Services
Operating Activities	(89,518)	195,355
Investing Activities	16,308	17,522
Financing Activities	55,087	(220,267)

	(18,123)	(7,390)

Centex Corporation and Subsidiaries
Operating Activities	557,893	(374,766)
Investing Activities	110,492	(22,720)
Financing Activities	(19,840)	(252,024)

Net (Decrease) Increase in Cash	$648,545	$(649,510)

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

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. As a result, all of our home services operations and Construction Services cash flows prior to disposal are included with the Centex cash flows. Significant components of cash flows from discontinued operations are discussed below.

Centex

     We generally fund Centex’s operating and other short-term liquidity needs through available cash on hand, cash provided by operations, short-term borrowings and the issuance of senior debt. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations. During the three months ended June 30, 2008, Centex’s cash from operating activities was primarily provided by federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years. In addition, our homebuilding operations were cash flow positive. Centex’s cash from investing activities during the three months ended June 30, 2008 primarily relates to net proceeds of $134.6 million related to the sale of our home services operations, partially offset by net capital contributions of $40.5 million made to Home Building joint ventures. Cash used in Centex’s financing activities during the three months ended June 30, 2008 was primarily for the repayment of $67.6 million in senior notes and other debt.

     During the three months ended June 30, 2007, Centex’s cash from operating activities was primarily used for estimated tax payments, employee compensation and other reductions in accounts payable and accrued liabilities, as well as investments in inventory. Cash used by Centex’s financing activities for the three months ended June 30, 2007 was primarily for the repayment of senior notes and other debt.

Financial Services

     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed mortgage warehouse credit facilities, proceeds from the sale of mortgage loans and cash flows from operations. Financial Services’ operating cash is derived through sales of mortgage loans and origination and servicing fees. During the three months ended June 30, 2008, cash used in operations was primarily due to an increase in mortgage loans receivable. Cash provided by financing activities is principally attributable to short-term borrowings used to fund increases in mortgage loans receivable.

     During the three months ended June 30, 2007, cash from operations was provided by proceeds from sales of mortgage loans that were not reinvested in new mortgage loans and origination and servicing fees. These funds were used in financing activities to repay short-term debt during the three months then ended.

Discontinued Operations

     Our home services operations and Construction Services did not require significant capital resources nor did they provide significant liquidity. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.

Credit Facilities and Liquidity

     Our existing credit facilities and available capacity as of June 30, 2008 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000	$631,598
Letters of Credit	600,000	206,819

	1,350,000	838,417

Financial Services
Secured Credit Facilities	530,000	129,560

	$1,880,000	$967,977

     We maintain a $1.35 billion unsecured, committed credit facility, maturing in July 2010, that provides funding for general corporate purposes and letters of credit up to a sublimit of $600 million. The multi-bank credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of the following rating agencies: S&P, Moody’s and Fitch Ratings, or Fitch. We currently do not have investment grade ratings and are therefore subject to the borrowing base limitation. Our long-term debt ratings are currently BB, Ba2 and BB+ from S&P, Moody’s and Fitch, respectively. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of our net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility and outstanding financial letters of credit may not exceed an amount calculated based on applying certain percentages to various categories of our unencumbered homebuilding inventory and other assets. As of June 30, 2008, we had no amounts drawn on the revolving credit facility and $393.2 million of outstanding letters of credit. Included in the outstanding letters of credit are $163.1 million of financial letters of credit. Financial letters of credit are generally issued as a form of financial or payment guaranty. Available capacity amounts for the revolving credit facility shown above reflect the borrowing base limitation, but they are further subject to certain limitations by features in our credit facility commonly referred to as anti-cash hoarding provisions. The secured credit facilities used by Financial Services are described below.

     Our outstanding debt (in thousands) as of June 30, 2008 was as follows (due dates are presented in fiscal years):

Centex
Senior Debt:
Senior Notes, weighted-average 5.98%, due through 2017	$3,252,640
Land Acquisition Notes and Other, weighted-average 10.00%, due through 2018	901

3,253,541

Financial Services
Mortgage Warehouse Facilities, weighted-average 3.64%	400,440

$3,653,981

     During the three months ended June 30, 2008, the principal amount of our outstanding senior notes and other debt decreased $67.6 million resulting from the following (dollars in thousands):

Debt Type	Amount
Senior Notes (1)	$(66,550)
Land Acquisition Notes and Other	(1,026)

$(67,576)

(1)	Amount includes $106 of debt discount amortization.

     Our homebuilding operations also have certain obligations under our joint venture arrangements, community district development bonds and other special financing districts. Additionally, Financial Services has committed to fund certain loans. See Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of these obligations.

     We had no borrowings under our revolving credit facility at June 30, 2008 or at any time during the three months then ended. The multi-bank credit facility contains certain financial covenants. We are required to maintain compliance with the borrowing base at all times and meet a tangible net worth minimum and not exceed a certain leverage ratio each quarter. At June 30, 2008, we were in compliance with all of our financial covenants, as shown in the table below (dollars in thousands):

	Required Level	Actual Level
Leverage Ratio	52.5%	44.4%
Excess Tangible Net Worth	Greater than $0	$568,485
Excess Borrowing Base	Greater than $0	$631,598

     Additionally, if our interest coverage ratio (as defined in the credit agreement) is less than 2 to 1, pricing under the credit facility is increased and the maximum allowed leverage ratio is decreased in increments of 2.5% each quarter to a floor of 40.0%. We monitor compliance with our financial covenants on a quarterly basis, including by reviewing forward-looking projections. If market conditions deteriorate in the future and have an adverse effect on our business, financial condition or results of operations, including by causing additional significant land-related charges or other asset impairments, compliance with our financial covenants may be difficult to maintain. Violations of any of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in a maturity date acceleration by the lenders.

     As a result of market conditions affecting the mortgage finance industry, during the fiscal year 2008, CTX Mortgage Company, LLC increased its use of committed mortgage warehouse credit facilities. At June 30, 2008, CTX Mortgage Company, LLC had two committed mortgage warehouse credit facilities with commitments of $375 million and $150 million. Under the $375 million committed mortgage warehouse credit facility, which was scheduled to mature in August 2008, the bank has the option to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if our long-term unsecured debt ratings fall below BB by S&P and Fitch or below Ba2 by Moody’s. A further downgrade in our credit rating by a rating agency could result in the wind-down of the $375 million warehouse facility. During July 2008, CTX Mortgage Company, LLC executed an amendment to this warehouse facility to lower the commitment to $325 million from $375 million and extend the maturity of the facility by 60 days to October 31, 2008.

     If the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or Centex Corporation may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although we believe that Financial Services could broker loans to other mortgage companies, sell loans directly to FNMA, or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

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

     In general, we believe that our existing cash and future sources of funding, cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements for at least the next twelve months. As a supplement to our cash provided by operations, we may elect to sell certain non-strategic assets. There can be no assurance that such sales could be completed on terms or within a timeframe acceptable to us in order to create additional cash flow. In addition, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the homebuilding industry, the availability of financing to homebuyers, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow, cause us to incur additional losses, cause us not to be in compliance with financial and other covenants and require that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing. We cannot predict what effect these factors will have on our future liquidity. For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, and Part II, Item 1A, “Risk Factors” below.

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

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of June 30, 2008			As of March 31, 2008
			Centex's			Centex's
	Number		Share	Number		Share
	of JVs (1)	Investments	of Debt	of JVs (1)	Investments	of Debt
Unleveraged Joint Ventures	26	$163,894	$—	29	$70,043	$—
Joint Ventures with Debt:	11			13
Limited Maintenance Guarantee (2) (3) (4)		—	—		43,311	27,500
Repayment Guarantee (2) (5)		3,296	14,249		3,154	13,692
Completion Guarantee (4)		44,446	127,434		78,274	133,935
No Recourse or Guarantee		6,997	24,000		12,040	24,000

	37	$218,633	$165,683	42	$206,822	$199,127

(1)

The number of joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We were the managing member of 22 and 23 of the active joint ventures as of June 30, 2008 and March 31, 2008, respectively. The number of joint ventures includes 12 and 17 joint ventures as of June 30, 2008 and March 31, 2008, respectively, for which substantially all of the joint ventures’ activities are complete.

(2)	Centex’s share of debt represents our maximum exposure related to the joint ventures’ debt at each respective date.

(3)

We guaranteed that certain of the joint ventures would maintain a specified loan to value ratio. For certain joint ventures, we contributed additional capital in order to maintain loan to value requirements.

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

     Total joint venture debt outstanding as of June 30, 2008 and March 31, 2008 was $350.5 million and $423.2 million, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of our joint ventures.

     Three of our joint ventures are in default of their joint venture debt agreements as of June 30, 2008. In addition, we expect four other joint ventures to be in default of their joint venture debt agreements subsequent to June 30, 2008. Our share of the total debt of these joint ventures that are either in default, or expected to be in default, is $87.0 million and is included in the table above. We are in discussions with the joint venture partners and lenders with respect to each joint venture. For all of our joint ventures, recourse under debt agreements is limited to either the underlying collateral or completion obligations of the joint venture partners.

     A summary of the estimated maturities of our share of joint ventures’ debt is provided below (dollars in thousands). We have estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of June 30, 2008, and we have not projected the early repayment of joint venture debt.

For the Fiscal Years Ended
March 31,
2009	$112,784
2010	14,508
2011	13,691
2012	24,700

$165,683

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

Mortgage Loan Allowances and Related Reserve

     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates and current trends in loan originations. This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period. Please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information on this reserve as of June 30, 2008 and March 31, 2008.

     Financial Services also periodically reviews its construction loan commitments for collectibility. To establish the appropriate allowance, we first classify our construction loans, which are included in other mortgage loans, into risk categories. These categories are based on, among other things, the loan product, the borrower’s credit profile, the draw activity on the loan, the loan delinquency rate, and the historical realization on construction loans. Each category of loans is then evaluated for potential credit and market-related risks. The allowance for loans we expect to convert to permanent loans that will be held for sale is based on the estimated market value of the loans. The allowance for loans we expect to eventually default is based on the credit risk of the loan.

     From time to time, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements. If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party. If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans. In addition, Financial Services will foreclose on certain nonperforming construction loans. We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends. Please refer to Note (C), “Mortgage Loans Receivable and Real Estate Owned,” of the Notes to Consolidated Financial Statements for additional information on our other mortgage loans and the related allowance as of June 30, 2008 and March 31, 2008.

     If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale. On all other nonperforming loans, we proceed to foreclose on the loan. Once we have received title to the underlying collateral, we classify the loan amount, net of its allowance, as real estate owned. We establish an allowance for real estate owned based upon the estimated value of the property. Real estate owned is reflected as a component of other inventory. At June 30, 2008 and March 31, 2008, real estate owned was $10.3 million and $10.9 million, respectively, which were net of allowances of $11.9 million and $12.8 million, respectively.

     Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at June 30, 2008 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.

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

     For the quarter ended June 30, 2008, discount rates used in our estimated discounted cash flow assessments ranged from 13% to 18%, with an average discount rate of 15%.

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

     We determine if we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the variable interest entity. Expected gains and losses of the variable interest entity are highly dependent upon our estimates of the variability and probabilities of future land prices and the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors. We perform our analysis at the inception of each land option agreement. Local market personnel are actively involved in our evaluation, including the development of our estimates of expected gains and losses of the variable interest entity. To the extent an option agreement is significantly modified or amended, the agreement is reevaluated pursuant to FIN 46. Based on our evaluation, if we are the primary beneficiary of those entities for which we have entered into land option agreements, the variable interest entity is consolidated. To the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity. If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests. See Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.

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

     Land option deposits (including those consolidated) and pre-acquisition costs are expensed if the option agreement terminates, is in default, expires by its terms or if we determine it is probable that the property will not be acquired. On a periodic basis, we assess the probability of acquiring the land we control under option agreements. This assessment is performed for each option agreement by local market personnel. The key factors that impact our assessment include:

•	local market housing inventory levels for both existing and new homes,

•	our existing local supply of owned and controlled lots,

•	contract purchase price and terms,

•	local regulatory environment and, if not fully entitled, likelihood of obtaining required approvals, and

•	local market economic and demographic factors such as job growth, long- and short-term interest rates, consumer confidence, population growth and immigration.

Goodwill

     Goodwill represents the excess of purchase price over net assets of businesses acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis (at January 1) or when management determines that due to certain circumstances the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment using a two-step process with the first step comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, the second step is performed to measure the amount of impairment loss to be recognized, defined as the carrying value of the reporting unit goodwill that exceeds the implied fair value of that goodwill.

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

     We had no impairments of goodwill for the three months ended June 30, 2008 and June 30, 2007.

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

Insurance Accruals

     We have certain self-insured retentions and deductible limits under our workers’ compensation, automobile and general liability insurance policies. We establish reserves for our self-insured retentions and deductible limits based on an analysis of historical claims and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. On an annual basis, we engage actuaries to assist in the evaluation and development of claim rates and required reserves for self insurance, including reserves related to construction defects and general liability claims. We periodically assess the adequacy of our insurance accruals and adjust the amounts as necessary. Although we consider the insurance accruals reflected in our Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

Income Taxes

     We account for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, we assess, on a quarterly basis, the realizability of our deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. SFAS 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. Please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance.

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

     The federal statute of limitations has expired for our federal tax returns filed for tax years through March 31, 2000. In July 2007, we received a revenue agent’s report from the Internal Revenue Service, or IRS, relating to the ongoing audit of our federal income tax returns for fiscal years 2001 through 2004. We believe that our tax return positions are supported and will vigorously dispute the proposed adjustments. In fiscal year 2008, the IRS commenced an examination of our federal income tax returns for fiscal years 2005 and 2006. The estimated liability for unrecognized tax benefits is periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process. The actual benefits ultimately realized may differ from our estimates. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements. Additionally, in future periods, changes in facts, circumstances, and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which the change occurs.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted SFAS 157 effective April 1, 2008. For further discussion regarding the adoption of SFAS 157, please refer to Note (H), “Fair Values of Financial Instruments,” of the Notes to Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2 that delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for us to April 1, 2009. We are currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on our results of operations or financial position.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to achieve similar results. We adopted SFAS 159 effective April 1, 2008. For further discussion regarding the adoption of SFAS 159, please refer to Note (H), “Fair Values of Financial Instruments,” of the Notes to Consolidated Financial Statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160. Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for us as of April 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

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

     Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Report or another report or public statement made by us, including the risk factor section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those that may be anticipated by us.

     All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above, including factors unknown to us and factors known to us that we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

     There have been no material changes in our market risk since March 31, 2008. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Note (K), “Derivatives and Hedging,” of the Notes to Consolidated Financial Statements.

Item 4.     Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

     In the normal course of our business, we and/or our subsidiaries are named as defendants in certain suits filed in various state and federal courts, including construction defect claims, contract disputes and employee-related matters. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved are likely to have a material adverse effect on our consolidated financial condition or operations.

     For a discussion of certain litigation and similar proceedings in which we are involved, please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A.     Risk Factors

     Our business and operations are subject to various risks and uncertainties, which are described in our various reports, including those set forth in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, or the 2008 Form 10-K. Set forth below is a discussion of the material changes in our risk factors since the 2008 Form 10-K. The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2008 Form 10-K.

     (1) The first and fourth risk factors contained in Item 1A of the 2008 Form 10-K, under “Home Building,” are amended to read as follows:

The homebuilding industry is undergoing a significant downturn; this downturn has had a material adverse effect on our business and results of operations and is expected to continue.

     Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn, which has had and continues to have a material adverse effect on our business and results of operations. We believe the principal factors that have caused this downturn include each of the following, the impact of which varies based upon geographic market and product segment and the time since commencement of the downturn:

•	decreased affordability of housing in selected markets as a result of significant price appreciation in the years preceding the downturn and tightened credit standards for homebuyers,

•	declining homebuyer demand due to lower consumer confidence in the consumer real estate market and an inability of many homebuyers to sell their existing homes,

•	increased inventory of new and existing homes for sale, including the impact of increases in residential foreclosures,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions, and

•

pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash, and the need for home prices to fall within mortgage qualification limits.

     These conditions have led to, among other things, (i) significant decreases in our homebuilding revenues, (ii) substantial land-related and goodwill impairments, (iii) significant losses on land sales, (iv) significant write-offs of land deposits and pre-acquisition costs, and (v) significant joint ventures’ impairments. As a result, our homebuilding operations incurred substantial losses and may continue to do so. Any worsening in market conditions in the homebuilding industry would have a further material adverse effect on our business and results of operations.

Increases in interest rates, decreases in the availability of mortgage financing or other changes in market conditions could make it more difficult or costly for customers to purchase our homes.

     Most of our homebuilding customers finance their home purchases through our Financial Services operations or, in some cases, third-party lenders. In general, housing demand is adversely affected by increases in interest rates or by decreases in the availability of mortgage financing as a result of increased credit standards, deteriorating customer credit quality or disruptions or other adverse conditions in mortgage lending markets. Any further increases in credit standards or increases in interest rates could cause potential homebuyers to be less willing or able to purchase our homes. In general, if mortgage rates increase, it could become more difficult or costly for customers to purchase our homes, which would have an adverse effect on our results of operations.

     Certain of our homebuyers use down payment assistance programs, which represented approximately 25% of our units closed during the quarter ended June 30, 2008. These programs allow homebuyers to receive gift funds from non-profit corporations to be used as a down payment. Homebuilders are a source of funding for these programs. Congress has enacted legislation to eliminate use of these programs in connection with FHA insured loans for contracts entered into after September 30, 2008. In light of the legislation, we will seek other financing alternatives, and seek different down payment programs for our customers who meet applicable guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer.

     (2) A new risk factor is hereby added to the existing risk factors under “Home Building” to read as follows:

Our results of operations are subject to significant changes in the cost of raw materials and other components of our houses and labor that are dependent on or impacted by increases in energy costs.

     Recently, the cost of fuel and other sources of energy have increased dramatically. Some of these costs are borne by us directly, such as fuel for company-related motor vehicles and energy for the office buildings that we occupy. These increases in energy costs have also increased costs for our suppliers, who provide raw materials and the other components of our houses, and subcontractors, whose employees help construct our homes. Many of these cost increases are being passed on to us, and these and any additional cost increases could materially and adversely affect our cost of sales and operating profits.

     (3) The fourth risk factor contained in Item 1A of the 2008 Form 10-K, under “Factors Affecting Multiple Business Segments,” is amended to read as follows:

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business.

     The government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. FNMA and FHLMC have recently experienced financial difficulties. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates or credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

     From time to time, we repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended June 30, 2008:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
April 1–30	—	$—	—	9,399,700
May 1–31	—	$—	—	9,399,700
June 1–30	533	$14.22	—	9,399,700

Total (1)	533	$14.22	—

(1)

The 533 shares repurchased for the quarter ended June 30, 2008 represent the delivery to us by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to our share repurchase program.

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

Item 6.     Exhibits

     The following documents are filed as part of this Report.

3.1	Amended and Restated Articles of Incorporation of Centex Corporation (“Centex”) (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on July 15, 2008).

3.2	Amended and Restated By-Laws of Centex dated October 10, 2007 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 16, 2007).

4.1	Specimen Centex common stock certificate (incorporated by reference from Exhibit 4.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.2

Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior debt of Centex issued pursuant to supplements to the indentures filed as Exhibits 4.5 and 4.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the SEC upon request.

10.1

Centex Corporation 2003 Annual Incentive Compensation Plan* (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008) (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on July 15, 2008).

10.1a	Form of award agreement for incentive compensation (2009)* (incorporated by reference from Exhibit 10.8 to Centex’s Current Report on Form 8-K filed on May 13, 2008).

10.2

Centex Corporation 2003 Equity Incentive Plan* (as amended through May 7, 2008, exclusive of amendments to be approved by stockholders) (incorporated by reference from Exhibit 10.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.2a

Centex Corporation 2003 Equity Incentive Plan* (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008) (incorporated by reference from Exhibit 10.2 to Centex’s Current Report on Form 8-K filed on July 15, 2008).

10.2b	Form of stock option award for 2003 Equity Incentive Plan* (incorporated by reference from Exhibit 10.6 to Centex’s Current Report on Form 8-K filed on May 13, 2008).

10.2c	Form of stock unit award for 2003 Equity Incentive Plan* (incorporated by reference from Exhibit 10.6b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.2d	Form of long term performance unit award for 2003 Equity Incentive Plan* (May 2008 award) (incorporated by reference from Exhibit 10.7 to Centex’s Current Report on Form 8-K filed on May 13, 2008).

10.2e	Form of restricted stock award under 2003 Equity Incentive Plan* (incorporated by reference from Exhibit 10.3 to Centex’s Current Report on Form 8-K filed on July 15, 2008).

10.3	Form of stock option award for 2001 Stock Plan* (incorporated by reference from Exhibit 10.5 to Centex’s Current Report on Form 8-K filed on May 13, 2008).

10.4	Form of award agreement for Long Term Incentive Plan* (incorporated by reference from Exhibit 10.4a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.5

Form of deferred compensation agreement for Executive Deferred Compensation Plan* (incorporated by reference from Exhibit 10.9a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.6	Summary of Outside Director Compensation Plan* (incorporated by reference from Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.7	Form of Indemnification Agreement for Officers*, as adopted on May 8, 2008 (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on May 13, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan or arrangement.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

August 5, 2008	/s/ Catherine R. Smith

Catherine R. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer)

August 5, 2008	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President and Controller
(principal accounting officer)