Form 10-Q
period 2008-09-30
CENTEX CORP
filed 2008-11-05
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 27, 2008: 124,313,681 shares of common stock, par value $.25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,
	2008	2007
Revenues
Home Building	$952,596	$2,105,484
Financial Services	52,409	80,700

	1,005,005	2,186,184

Costs and Expenses
Home Building	1,057,333	3,026,395
Financial Services	96,567	134,782
Other	(304)	(223)
Corporate General and Administrative	53,435	34,540
Interest Expense	4,973	—

	1,212,004	3,195,494

Loss from Unconsolidated Entities	(12,902)	(36,840)

Interest and Other Income	7,856	22,957

Loss from Continuing Operations Before Income Taxes	(212,045)	(1,023,193)
Income Tax Benefit	(10,425)	(378,432)

Loss from Continuing Operations	(201,620)	(644,761)

Earnings from Discontinued Operations, net of Tax Provision of $18,313 and $572	29,630	928

Net Loss	$(171,990)	$(643,833)

Basic and Diluted Earnings (Loss) Per Share
Continuing Operations	$(1.62)	$(5.27)
Discontinued Operations	0.24	0.01

	$(1.38)	$(5.26)

Average Shares Outstanding
Basic and Diluted	124,278,555	122,301,587

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,
	2008	2007
Revenues
Home Building	$2,002,295	$3,909,304
Financial Services	128,832	178,666

	2,131,127	4,087,970

Costs and Expenses
Home Building	2,221,936	4,981,941
Financial Services	166,923	217,779
Other	(1,110)	(223)
Corporate General and Administrative	112,074	79,521
Interest Expense	11,153	—

	2,510,976	5,279,018

Loss from Unconsolidated Entities	(33,199)	(62,193)

Interest and Other Income	18,256	33,183

Loss from Continuing Operations Before Income Taxes	(394,792)	(1,220,058)
Income Tax Benefit	(24,060)	(443,216)

Loss from Continuing Operations	(370,732)	(776,842)

Earnings from Discontinued Operations, net of Tax Provision of $38,544 and $3,121	48,643	5,050

Net Loss	$(322,089)	$(771,792)

Basic and Diluted Earnings (Loss) Per Share
Continuing Operations	$(2.98)	$(6.37)
Discontinued Operations	0.39	0.04

	$(2.59)	$(6.33)

Average Shares Outstanding
Basic and Diluted	124,255,085	121,888,041

Cash Dividends Per Share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands, except per share data)
(unaudited)

	Centex Corporation and Subsidiaries
	September 30, 2008	March 31, 2008
Assets
Cash and Cash Equivalents	$1,298,932	$586,810
Restricted Cash	49,557	51,440
Receivables -
Mortgage Loans, net	419,332	515,880
Trade and Other, including Notes of $21,701 and $17,388	303,080	823,861
From Affiliates	—	—
Inventories -
Housing Projects	3,887,442	4,628,860
Land Held for Development and Sale	624,118	558,756
Land Held Under Option Agreements Not Owned	148,395	147,792
Other	17,135	27,023
Investments -
Joint Ventures	209,888	206,822
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	59,701	77,931
Other Assets -
Deferred Income Taxes, net	64,662	191,246
Goodwill	48,034	51,622
Deferred Charges and Other, net	154,315	172,300
Assets of Discontinued Operations	—	96,989

	$7,284,591	$8,137,332

Liabilities and Stockholders’ Equity
Accounts Payable	$133,177	$259,170
Accrued Liabilities	1,709,838	1,805,519
Senior Notes and Other Debt	3,103,567	3,325,167
Financial Services Mortgage Warehouse Facilities	300,326	337,053
Liabilities of Discontinued Operations	—	34,001
Commitments and Contingencies
Minority Interests	64,292	77,761
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000
Shares; Outstanding 124,286,179 and 123,278,881 Shares	31,940	31,763
Capital in Excess of Par Value	84,979	95,088
Retained Earnings	2,033,658	2,365,634
Treasury Stock, at Cost; 3,473,756 and 3,774,643 Shares	(177,186)	(193,824)

Total Stockholders’ Equity	1,973,391	2,298,661

	$7,284,591	$8,137,332

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008

$1,260,604	$562,766	$38,328	$24,044
27,410	28,562	22,147	22,878

—	—	419,332	515,880
294,655	800,275	8,425	23,586
—	—	40,856	(43,463)

3,887,442	4,628,860	—	—
624,118	558,756	—	—
148,395	147,792	—	—
8,279	16,173	8,856	10,850

209,888	206,822	—	—
187,708	292,647	—	—
52,132	65,298	7,569	12,633

14,154	119,590	50,508	71,656
42,670	42,670	5,364	8,952
139,798	145,719	14,517	26,581
—	96,989	—	—

$6,897,253	$7,712,919	$615,902	$673,597

$129,003	$250,096	$4,174	$9,074
1,627,299	1,727,684	82,539	77,835
3,103,567	3,325,167	—	—
—	—	300,326	337,053
—	34,001	—	—

63,993	77,310	299	451

—	—	—	—

31,940	31,763	1	1
84,979	95,088	527,467	478,467
2,033,658	2,365,634	(298,904)	(229,284)
(177,186)	(193,824)	—	—

1,973,391	2,298,661	228,564	249,184

$6,897,253	$7,712,919	$615,902	$673,597

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Six Months Ended September 30,
	2008	2007
Cash Flows — Operating Activities
Net Loss	$(322,089)	$(771,792)
Adjustments
Depreciation and Amortization	20,359	26,239
Stock-based Compensation	14,266	21,939
Provision for Losses on Mortgage Loans and Real Estate Owned	5,599	60,647
Impairments and Write-off of Assets	151,052	1,111,989
Deferred Income Tax Provision (Benefit)	114,514	(375,859)
Loss of Joint Ventures and Unconsolidated Subsidiaries	33,199	62,193
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	8,401	1,669
Gain on Sale of Assets	(84,745)	(18,408)
Changes in Assets and Liabilities, Excluding Effect of Dispositions
Decrease (Increase) in Restricted Cash	1,883	26,006
Decrease (Increase) in Trade Receivables, Notes and Other	520,916	(114,782)
Decrease in Mortgage Loans Held for Sale	54,725	653,352
Decrease in Receivables from Affiliates	—	—
Decrease (Increase) in Housing Projects and Land Held for Development and Sale	498,177	(52,739)
Decrease in Other Inventories	8,752	8,975
Decrease in Accounts Payable and Accrued Liabilities	(231,560)	(341,686)
Decrease (Increase) in Other Assets, net	18,221	21,958
Other	(564)	(282)

	811,106	319,419

Cash Flows — Investing Activities
(Issuance of) Payments received on Notes Receivable	(3,128)	2,188
Decrease in Construction Loans	32,823	34,591
Investment in and Advances to Joint Ventures	(50,667)	(100,548)
Distributions of Capital from Joint Ventures	5,414	48,417
Distributions from (Investment in and Advances to) Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(1,951)	(4,615)
Proceeds from Dispositions	188,782	10,813
Other	—	(3,563)

	171,273	(12,717)

Cash Flows — Financing Activities
Decrease in Restricted Cash	—	(577)
Decrease in Short-term Debt, net	(40,777)	(862,201)
Centex
Issuance of Long-term Debt	—	107
Repayment of Long-term Debt	(217,705)	(245,776)
Proceeds from Stock Option Exercises	624	26,346
Excess Tax (Shortfall) Benefit from Stock-Based Awards	(2,526)	2,413
Purchases of Common Stock, net	(14)	(411)
(Dividends Paid) and Capital Contributions Received	(9,887)	(9,668)

	(270,285)	(1,089,767)

Net Increase (Decrease) in Cash and Cash Equivalents	712,094	(783,065)
Cash and Cash Equivalents at Beginning of Period (1)	586,838	882,754

Cash and Cash Equivalents at End of Period (2)	$1,298,932	$99,689

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $28 as of March 31, 2008 and $220 as of March 31, 2007.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of September 30, 2008 and $20 as of September 30, 2007.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Six Months Ended September 30,		For the Six Months Ended September 30,
2008	2007	2008	2007

$(322,089)	$(771,792)	$(5,920)	$(24,310)

17,909	23,101	2,450	3,138
14,266	21,939	—	—
—	—	5,599	60,647
151,052	1,111,989	—	—
93,366	(357,289)	21,148	(18,570)
39,119	86,503	—	—
72,101	16,669	—	—
(39,379)	(18,408)	(45,366)	—

1,152	28,121	731	(2,115)
506,713	(122,161)	14,203	7,379
—	—	54,725	653,352
—	—	(65,319)	(6,239)
498,177	(52,739)	—	—
3,357	4,874	5,395	4,101
(228,998)	(320,087)	(2,562)	(21,599)
6,267	30,294	11,954	(8,336)
(412)	(104)	(152)	(178)

812,601	(319,090)	(3,114)	647,270

(3,128)	2,188	—	—
—	—	32,823	34,591
(50,667)	(100,548)	—	—
5,414	48,417	—	—
35,319	(196,761)	—	—
(1,613)	(3,430)	(338)	(1,185)
133,442	10,813	55,340	—
—	(3,563)	—	—

118,767	(242,884)	87,825	33,406

—	—	—	(577)
(4,050)	(249)	(36,727)	(861,952)

—	107	—	—
(217,705)	(245,776)	—	—
624	26,346	—	—
(2,526)	2,413	—	—
(14)	(411)	—	—
(9,887)	(9,668)	(33,700)	188,000

(233,558)	(227,238)	(70,427)	(674,529)

697,810	(789,212)	14,284	6,147
562,794	870,688	24,044	12,066

$1,260,604	$81,476	$38,328	$18,213

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
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

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Total Interest Incurred	$52,838	$76,086	$114,590	$158,437
Less — Interest Capitalized	(44,322)	(59,507)	(95,591)	(121,370)
Financial Services’ Interest Expense	(3,543)	(16,579)	(7,846)	(37,067)

Interest Expense, net	$4,973	$—	$11,153	$—

Capitalized Interest Charged to Home
Building’s Costs and Expenses	$27,232	$96,698	$52,767	$139,764

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

Stock-Based Employee Compensation Arrangements
     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). The following information represents the Company’s grants of stock-based compensation to employees and directors during the six months ended September 30, 2008 and the year ended March 31, 2008:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant

For the year ended March 31, 2008	Stock Options	646.6	$10,116.9
	Stock Units	283.3	$11,901.2
	Restricted Stock	160.1	$5,035.0

For the six months ended September 30, 2008	Stock Options	1,827.0	$14,072.9
	Stock Units	375.2	$8,265.7
	Restricted Stock	663.0	$9,699.8
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
     In addition to the stock-based awards in the above table, the Company issued to officers and employees during the first quarter of fiscal years 2009 and 2008 long-term performance awards that vest after three years. These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in total shareholder return (fiscal year 2009 awards) and in earnings per share growth and return on equity (fiscal year 2008 awards), as well as changes in the Company’s stock price between the date of grant and the end of the performance period. Those awards granted during the first quarter of fiscal year 2009 had an initial aggregate value of $28.3 million and were adjusted to an aggregate value of $17.9 million as of September 30, 2008. Those awards granted during the first quarter of fiscal year 2008 were adjusted to an aggregate value of $5.2 million as of September 30, 2008. In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.
Statements of Consolidated Cash Flows — Supplemental Disclosures
     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. For further information on the sale of Westwood Insurance Agency, the Company’s home services operations and the Company’s construction services operations (“Construction Services”), see Note (L), “Discontinued Operations.” Accordingly, all amounts reported in discontinued operations are included with the Company’s cash flows.
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Cash Paid for Interest (1)	$47,640	$75,126	$106,933	$153,995

Net Cash Paid (Refund) for Taxes	$(726)	$31,760	$(625,831)	$209,205

(1)	Amounts include capitalized interest.
     As explained in Note (D), “Inventories,” pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of September 30, 2008 and March 31, 2008, the Company consolidated $66.1 million and $75.3 million, respectively, of land as inventory under the caption “land held under option agreements not owned.” The Company also recorded $46.6 million and $38.1 million as of September 30, 2008 and March 31, 2008, respectively, of lot option agreements for which the Company’s deposits exceeded certain thresholds.

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to achieve similar results. The Company adopted SFAS 159 effective April 1, 2008. For additional information, refer to Note (H), “Fair Values of Financial Instruments.”
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures about why the Company utilizes derivative instruments and how it accounts for them as well as how the instruments and the related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 applies to all derivative instruments and hedged items accounted for under SFAS 133 and will be effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.
Reclassifications
     Certain prior year balances have been reclassified to be consistent with the September 30, 2008 presentation, including reclassifications of discontinued operations.

(B) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

			Capital in		Treasury
	Common Stock		Excess of	Retained	Stock,
	Shares	Amount	Par Value	Earnings	at Cost	Total

Balance, March 31, 2008	123,279	$31,763	$95,088	$2,365,634	$(193,824)	$2,298,661
Issuance of Restricted Stock and Stock Units	965	166	(22,462)	—	16,652	(5,644)
Stock Compensation	—	—	14,266	—	—	14,266
Exercise of Stock Options	37	9	531	—	—	540
Tax Shortfall from Stock-Based Awards	—	—	(2,526)	—	—	(2,526)
Cash Dividends	—	—	—	(9,887)	—	(9,887)
Purchase of Common Stock for Treasury	—	—	—	—	(14)	(14)
Other Stock Transactions	5	2	82	—	—	84
Net Loss	—	—	—	(322,089)	—	(322,089)

Balance, September 30, 2008	124,286	$31,940	$84,979	$2,033,658	$(177,186)	$1,973,391

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

	As of
	September 30, 2008			March 31, 2008
	Gross	Allowance	Net	Gross	Allowance	Net

Mortgage Loans Held for Sale	$330,299	$(491)	$329,808	$388,385	$(4,092)	$384,293
Other Mortgage Loans	210,630	(121,106)	89,524	283,191	(151,604)	131,587

Mortgage Loans Receivable	$540,929	$(121,597)	$419,332	$671,576	$(155,696)	$515,880

Real Estate Owned	$24,436	$(15,580)	$8,856	$23,635	$(12,785)	$10,850

     Changes in the allowance for losses on mortgage loans receivable and real estate owned for the six months ended September 30, 2008 and the year ended March 31, 2008 were as follows:

	September 30, 2008	March 31, 2008 (1)

Balance at Beginning of Period	$168,481	$17,576
Provision for Losses	5,599	176,109
Charge-offs/Recoveries	(36,903)	(25,204)

Balance at End of Period	$137,177	$168,481

(1)	For the six months ended September 30, 2007, provision for losses and charge-offs/recoveries were $60,647 and $(4,798), respectively.
     As of September 30, 2008, Financial Services is committed, under existing construction loan agreements, to fund an additional $8.8 million. During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it intends to fulfill its existing funding commitments.

     The Company has established a liability for anticipated losses associated with mortgage loans originated and sold. Please refer to Note (G), “Commitments and Contingencies,” for information on this reserve at September 30, 2008 and March 31, 2008.
(D) INVENTORIES
Housing Projects
     A summary of housing projects is provided below:

	As of
	September 30, 2008	March 31, 2008

Direct Construction	$1,480,967	$1,746,016
Land Under Development	2,406,475	2,882,844

Housing Projects	$3,887,442	$4,628,860

     For the three and six months ended September 30, 2008, the Company recorded $76.9 million and $127.0 million, respectively, in land-related impairments. For the three and six months ended September 30, 2007, the Company recorded $846.9 million and $989.5 million, respectively, in land-related impairments.
Land Held Under Option Agreements Not Owned and Land Held for Development and Sale
     The Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or issues a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. At September 30, 2008, the Company had 78 land option agreements.
     In accordance with the provisions of FIN 46, the Company is the primary beneficiary of certain option agreements to purchase land, for which the remaining purchase price of land was $66.1 million and $75.3 million as of September 30, 2008 and March 31, 2008, respectively. Land consolidated under FIN 46 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to minority interests. At September 30, 2008, 11 land option agreements were consolidated pursuant to FIN 46.
     In addition to land options recorded pursuant to FIN 46, the Company determined that eight land option agreements represent financing arrangements pursuant to the provisions of SFAS 49, “Product Financing Arrangements” (“SFAS 49”). As a result, the Company recorded $46.6 million and $38.1 million as of September 30, 2008 and March 31, 2008, respectively, of land, which represents the remaining purchase price of the land. Land consolidated pursuant to SFAS 49 is recorded under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.
     A summary of the Company’s deposits for land options and the total purchase price of such options is provided below:

	As of
	September 30, 2008	March 31, 2008

Cash Deposits included in:
Land Held for Development and Sale	$10,456	$20,711
Land Held Under Option Agreements Not Owned	29,788	33,230

Total Cash Deposits in Inventory	40,244	53,941
Letters of Credit	1,006	943

Total Invested through Deposits or Secured with Letters of Credit	$41,250	$54,884

Total Purchase Price of Land Option Agreements	$687,567	$1,131,976

     In addition to deposits, the Company capitalizes pre-acquisition development costs related to land held under option agreements. As of September 30, 2008 and March 31, 2008, pre-acquisition development costs classified as “land held under option agreements not owned” were $5.9 million and $1.1 million, respectively, and classified as “land held for development and sale” were $6.1 million and $10.8 million, respectively. Included in “land held for development and sale” is owned land that is not currently anticipated to be developed for more than two years and land that the Company plans to sell in its current condition within one year, which amounted to $607.6 million and $527.2 million as of September 30, 2008 and March 31, 2008, respectively.
     The Company writes off deposits and pre-acquisition costs when it determines that it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $13.9 million and $24.0 million for the three and six months ended September 30, 2008, respectively, and $38.3 million and $61.2 million for the three and six months ended September 30, 2007, respectively.
(E) GOODWILL
     A summary of goodwill by segment is presented below:

	As of	Goodwill		As of
	March 31, 2008	Disposed		September 30, 2008

Home Building
East	$30,594	$—		$30,594
Central	9,671	—		9,671
West	2,405	—		2,405
Other homebuilding	—	—		-

Total Home Building	42,670	—		42,670
Financial Services	8,952	(3,588	)(1)	5,364

Total	$51,622	$(3,588)		$48,034

(1)	Represents disposal of goodwill related to the sale of Westwood Insurance Agency.
(F) INDEBTEDNESS
     A summary of the Company’s debt, net of unamortized discounts as applicable, is presented below:

	As of
	September 30, 2008	March 31, 2008

Centex:
Senior Notes (unsecured):
Senior Notes due August 2008 at 4.875%	$—	$150,000
Senior Notes due September 2009 at 5.8%	210,920	225,000
Senior Notes due November 2010 at 4.55%	300,000	300,000
Senior Notes due February 2011 at 7.875%	392,493	399,992
Senior Notes due January 2012 at 7.5%	324,276	349,198
Senior Notes due August 2012 at 5.45%	295,000	315,000
Senior Notes due October 2013 at 5.125%	300,000	300,000
Senior Notes due May 2014 at 5.7%	350,000	350,000
Senior Notes due June 2015 at 5.25%	450,000	450,000
Senior Notes due May 2016 at 6.5%	480,000	480,000
Land Acquisition Notes and Other due through May 2017 (1)	878	5,977

Total Senior Notes and Other	3,103,567	3,325,167

Financial Services (secured):
Mortgage Warehouse Facilities (2)	300,326	337,053

Total Debt	$3,403,893	$3,662,220

(1)	Weighted average interest rates of 10.00% and 6.45% at September 30, 2008 and March 31, 2008, respectively.

(2)	Weighted average interest rates of 5.13% and 3.63% at September 30, 2008 and March 31, 2008, respectively.

     The weighted-average interest rates for the Company’s debt during the six months ended September 30, 2008 and 2007 were:

	For the Six Months Ended September 30,
	2008	2007
Centex:
Senior Notes	5.99%	5.88%
Land Acquisition Notes and Other	9.04%	6.71%
Medium-term Note Programs	—	5.68%

Financial Services:
Mortgage Warehouse Facilities	5.01%	5.92%
Harwood Street Funding I, LLC Variable-Rate
Subordinated Extendable Certificates	—	7.47%
     Maturities of the Company’s senior notes and other are as follows:

For the Fiscal Years Ending
March 31,
2009	$46
2010	211,021
2011	692,605
2012	324,400
2013	295,136
Thereafter	1,580,359

$3,103,567

     The Company is required to maintain compliance with certain financial covenants in the Company’s multi-bank revolving credit facility. Material covenants include a maximum leverage ratio, a minimum tangible net worth and a borrowing base limitation on the availability of borrowings. The Company’s credit facility also includes an interest coverage ratio. This ratio is a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions. In addition, Financial Services’ committed mortgage warehouse credit facilities contain various affirmative and negative covenants that are generally customary for facilities of this type. At September 30, 2008, the Company was in compliance with its financial covenants.
Credit Facilities
     The Company’s existing credit facilities and available borrowing capacity as of September 30, 2008 are summarized below:

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000	$644,980
Letters of Credit	600,000	234,885

	1,350,000	879,865

Financial Services
Secured Credit Facilities	475,000	174,674

	$1,825,000	$1,054,539

     The Company maintains a $1.35 billion committed, unsecured, multi-bank revolving credit facility, maturing in July 2010, that provides funding for general corporate purposes and letters of credit up to a sub limit of $600 million. The revolving credit facility includes a borrowing base limitation when the Company does not have an investment grade senior unsecured debt rating from at least two of the following rating agencies: Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). The Company currently does not have investment grade ratings and is therefore subject to the borrowing base limitation. The Company’s long-term debt ratings are currently BB, Ba3 and BB+ from S&P, Moody’s and Fitch, respectively. Given the uncertainty of current market conditions, the Company anticipates operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of the net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility and outstanding financial letters of credit may not exceed an amount calculated based on applying certain percentages to various categories of unencumbered homebuilding inventory and other assets. The Company had no amounts drawn on the revolving credit facility at September 30, 2008 or at any time during the six months then ended. As of September 30, 2008, the Company had $365.1 million of outstanding letters of credit under its facility, including $154.9 million of financial letters of credit. Financial letters of credit are generally issued as a form of financial or payment guaranty. Available capacity amounts for the revolving credit facility shown above reflect the borrowing base limitation, but they are also further subject to certain limitations by features in the Company’s credit facility commonly referred to as anti-cash hoarding provisions.
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
     CTX Mortgage Company, LLC is currently funding its mortgage originations primarily through borrowings under two committed mortgage warehouse credit facilities with commitments of $325 million and $150 million at September 30, 2008. Borrowings under the warehouse facilities constitute short-term debt of Financial Services. The warehouse facilities generally allow CTX Mortgage Company, LLC to sell to the banks, on a revolving basis, mortgage loans up to an aggregate specified amount. Simultaneously, the banks have entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties. Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facilities are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. Under the $325 million committed mortgage warehouse credit facility, the bank had the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if the Company’s long-term unsecured debt ratings fell below BB by S&P and Fitch or below Ba2 by Moody’s.
     On October 8, 2008, Moody’s lowered the Company’s debt rating from Ba2 to Ba3 which triggered the debt ratings provision in the $325 million committed bank warehouse credit facility discussed above. On October 30, 2008, CTX Mortgage Company, LLC executed an amendment to the bank warehouse credit facility that lowered (at the Company’s request) the commitment amount, established a new debt ratings trigger and extended the maturity date of the facility to October 2009. See Note (M), “Subsequent Events,” for further discussion.
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
     CTX Mortgage Company, LLC and its related companies sold $1.07 billion and $2.72 billion of mortgage loans to investors during the three months ended September 30, 2008 and 2007, respectively, and $2.68 billion and $5.08 billion during the six months ended September 30, 2008 and 2007, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $16.5 million and $30.7 million during the three months ended September 30, 2008 and 2007, respectively, and $46.8 million and $69.4 million during the six months ended September 30, 2008 and 2007, respectively.

(G) COMMITMENTS AND CONTINGENCIES
Joint Ventures
     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. These land-related activities typically require substantial capital; however, partnering with other homebuilders or developers and, to a lesser extent, financial partners, allows Home Building to share the risks and rewards of ownership and to provide broader strategic advantages.
     A summary of the Company’s Home Building joint ventures is presented below:

	As of September 30, 2008			As of March 31, 2008
			Centex's			Centex's
	Number		Share	Number		Share
	of JVs (1)	Investments	of Debt (2)	of JVs (1)	Investments	of Debt (2)

Unleveraged Joint Ventures	26	$164,472	$—	29	$70,043	$—
Joint Ventures with Debt:	11			13
Limited Maintenance Guarantee (3) (4)		—	—		43,311	27,500
Repayment Guarantee (5)		(253)	14,297		3,154	13,692
Completion Guarantee (4)		45,669	127,381		78,274	133,935
No Recourse or Guarantee		—	24,000		12,040	24,000

	37	$209,888	$165,678	42	$206,822	$199,127

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company was the managing member of 22 and 23 of the active joint ventures as of September 30, 2008 and March 31, 2008, respectively. The number of joint ventures includes 12 and 17 joint ventures as of September 30, 2008 and March 31, 2008, respectively, for which substantially all of the joint ventures’ activities are complete.

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
     Total joint venture debt outstanding as of September 30, 2008 and March 31, 2008 was $349.2 million and $423.2 million, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures.
     Five of the Company’s joint ventures are in default of their joint venture debt agreements as of September 30, 2008. In addition, the Company expects three other joint ventures to be in default of their joint venture debt agreements subsequent to September 30, 2008. The Company’s share of the total debt of these joint ventures that are either in default, or expected to be in default, is $143.4 million and is included in the table above. The Company is in discussions with the joint venture partners and lenders with respect to each joint venture. For all of the Company’s joint ventures, recourse under debt agreements is limited to the Company’s share of the debt, the underlying collateral or completion obligations of the joint venture partners.

     A summary of the estimated maturities of the Company’s share of joint ventures’ debt is provided below. The Company has estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of September 30, 2008. The Company’s share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2009 in the table below.

For the Fiscal Years Ending
March 31,

2009	$151,850
2010	4,410
2011	8,663
2012	755

$165,678

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
     A summary of the Company’s outstanding letters of credit and surety bonds as of September 30, 2008 and March 31, 2008 is presented below (dollars in millions):

	As of September 30, 2008			As of March 31, 2008
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds

Home Building	$131.9	$1,167.8	(1)	$168.6	$1,527.9
Financial Services	30.9	10.1		35.7	12.3
Other	168.5	0.2		167.0	0.2
Discontinued Operations (2)	34.7	2,204.1		35.3	3,093.9

	$366.0	$3,382.2		$406.6	$4,634.3

(1)	The Company estimates that $423.6 million of work remains to be performed on these projects as of September 30, 2008.

(2)
After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $2.20 billion at September 30, 2008, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At September 30, 2008, the Company estimates that $352.2 million of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company has provided a $100 million letter of credit to such surety which is included in Other above. The purchaser of Construction Services has agreed to indemnify the Company against losses relating to such surety bond obligations, including amounts drawn under any such letter of credit. The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an A (S&P) and A2 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $400.0 million as of September 30, 2008 and will remain at $400.0 million until termination in 2016.

Community Development and Other Special District Obligations
     A Community Development District or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes bond financing to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS No. 5, “Accounting for Contingencies,” the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners. At September 30,

2008 and March 31, 2008, the Company had recorded $331.8 million and $351.9 million, respectively, in accrued liabilities for outstanding CDD obligations.
Warranties and Guarantees
     In the normal course of its business, the Company issues certain warranties and guarantees or makes certain representations related to its home sales, land sales and mortgage loan sales. The Company believes that it has established the necessary accruals for these warranties, guarantees and representations.
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
     Changes in Home Building’s contractual warranty liability are as follows for the six months ended September 30, 2008 and the year ended March 31, 2008:

	September 30, 2008	March 31, 2008 (1)

Balance at Beginning of Period	$29,155	$44,293
Warranties Issued	8,065	27,858
Settlements Made	(9,244)	(40,915)
Changes in Liability of Pre-Existing
Warranties, Including Expirations	(7,826)	(2,081)

Balance at End of Period	$20,150	$29,155

(1)	For the six months ended September 30, 2007, warranties issued, settlements made and changes in liability of pre-existing warranties were $19,067, $(25,279) and $(689), respectively.
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold. Changes in Financial Services’ liability are as follows for the six months ended September 30, 2008 and the year ended March 31, 2008:

	September 30, 2008	March 31, 2008 (1)

Balance at Beginning of Period	$13,903	$16,863
Provision for Losses	531	1,676
Settlements	(4,873)	(9,251)
Changes in Pre-Existing Reserves	15,736	4,615

Balance at End of Period	$25,297	$13,903

(1)	For the six months ended September 30, 2007, provisions for losses, settlements and changes in pre-existing reserves were $908, $(5,890) and $1,800, respectively.
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
     Although the Company considers the insurance accruals reflected in its Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Expenses associated with insurance claims up to the Company’s deductible limits for the six months ended September 30, 2008 were $14.9 million and $47.0 million for fiscal year 2008. As of September 30, 2008 and March 31, 2008, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $235.4 million and $221.0 million, respectively, and consisted primarily of general liability retentions associated with construction defects.
Forward Trade and Interest Rate Lock Commitments
     Forward trade commitments represent contracts with investors for delayed delivery of mortgage loans for which the Company agrees to make delivery at a specified future date at a specified price. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to borrowers that are expected to close. At September 30, 2008, the Company had $244.1 million of commitments to deliver mortgages to investors against interest rate lock commitments. These forward trade commitments are recorded on the balance sheet in other assets or accrued liabilities. In addition, at September 30, 2008, the Company had commitments to deliver approximately $326.7 million of mortgage loan inventory to investors. These forward trade commitments are recorded on the balance sheet together with the related mortgage loan receivables.
     Interest rate lock commitments (“IRLCs”) represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. IRLCs are recorded on the balance sheet in other assets or accrued liabilities. At September 30, 2008, the Company had loan commitments to prospective borrowers of $225.4 million.
     For additional information on forward trade commitments and interest rate lock commitments, please refer to Note (H), “Fair Values of Financial Instruments,” and Note (K), “Derivatives and Hedging.”
Litigation and Related Matters
     In the normal course of its business, the Company is involved in claims and disputes and is named as a defendant in certain suits filed in various state and federal courts. These claims, disputes and lawsuits include construction defect claims, contract disputes and employee-related matters. Management believes that none of the litigation matters in which the Company is involved, including those described below, would have a material adverse effect on the consolidated financial condition or operations of the Company.
     Beginning in January 2003, the United States Department of Justice (the “Justice Department”), acting on behalf of the United States Environmental Protection Agency (“EPA”), has asserted that certain of Home Building’s neighborhoods violated regulatory requirements applicable to storm water discharges, and that injunctive relief and civil penalties may be warranted. Although Home Building disputes the Justice Department’s assertions, to settle the matter, in May 2008, Home Building signed a consent decree with the EPA and various states with respect to the Company’s prior and future storm water pollution prevention practices at all of Home Building’s sites. The Justice Department filed suit on June 11, 2008, in the United States District Court for the Eastern District of Virginia (Alexandria Division) in accordance with the accepted practice in matters of this nature, at which time it submitted the proposed consent decree for approval by the Court. The Court entered the consent decree on July 30, 2008. Under the consent decree, Home Building paid a civil penalty of $1.5 million, and agreed to implement certain management, record keeping and reporting practices related to controlling storm water discharges at all of Home Building’s sites.
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
     The following table presents the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2008 for each hierarchy level:

	Level 1	Level 2	Level 3	Total
Assets
Mortgage Loans Held for Sale	$—	$333,069	$—	$333,069
Forward Trade Commitments (Interest Rate Lock Commitments)	—	459	—	459
Servicing Asset	—	17	—	17
Interest Rate Lock Commitments	—	—	3,928	3,928

Total	$—	$333,545	$3,928	$337,473

Liabilities
Interest Rate Swap Agreements	$—	$5,700	$—	$5,700
Forward Trade Commitments (Mortgage Loans Held for Sale)	—	3,260	—	3,260

Total	$—	$8,960	$—	$8,960

     As of September 30, 2008, the aggregate fair value exceeded the unpaid principal balance of mortgage loans held for sale by $2.7 million and, accordingly, this amount has been recognized as a gain in current earnings within Financial Services’ revenues. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in Financial Services’ revenues.
     The following table summarizes changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended September 30, 2008:

Interest Rate
Lock
Commitments

Balance at beginning of period	$9,271
Purchases, issuances, and settlements	(5,343)
Loss included in earnings due to change in valuation of items held	-

Fair value at September 30, 2008	$3,928

     Other mortgage loans are measured at fair value on a nonrecurring basis and include performing and nonperforming construction loans and other nonperforming mortgage loans. Other mortgage loans are reported at their unpaid principal balance less an allowance. The allowance for loans the Company expects to convert to permanent loans that will be held for sale is based on the estimated market value of the loans. The allowance for construction loans and other nonperforming mortgage loans that the Company expects to eventually default is based on the underlying collateral value.
     The following table presents for each hierarchy level the Company’s financial instruments measured at fair value on a nonrecurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Other Mortgage Loans	$—	$—	$89,524	$89,524

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
(I) BUSINESS SEGMENTS
     As of September 30, 2008, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.
     The Company’s Home Building line of business consists of the following reporting segments that have operations located in the following states:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Colorado, Illinois, Indiana, Michigan, Minnesota, Missouri, Tennessee and Texas
West: Arizona, California, Hawaii, Nevada, New Mexico, Oregon and Washington
Other homebuilding (1)

(1)
Other homebuilding includes certain resort/second home projects in Florida that the Company plans to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

     During the first quarter of fiscal year 2009, the Company reclassified its Colorado operations to the Central reporting segment from the Northwest reporting segment and its New Mexico operations to the Texas reporting segment from the Southwest reporting segment. During the second quarter of fiscal year 2009, the Company consolidated its seven reporting segments into the four reporting segments set forth above. The reclassifications reflect how the Company currently manages its business and were not material to the results of operations of the respective reporting segments. All prior period amounts have been reclassified to conform to current period presentation.
     The Company’s mortgage lending, title agency services and insurance products represent one reporting segment, Financial Services.
     In fiscal year 2007, the Company completed the sale of Construction Services. In April 2008, the Company completed the sale of its home services operations. In September 2008, the Company completed the sale of Westwood Insurance Agency, its property and casualty insurance agency. For additional information regarding the sale of these businesses, refer to Note (L), “Discontinued Operations.” All prior year segment information has been revised to conform to the current year presentation.
Home Building
     Home Building’s operations currently involve the construction and sale of detached and attached single-family homes. Included in Home Building’s loss from unconsolidated entities for the three and six months ended September 30, 2008 is the Company’s share of joint ventures’ impairments totaling $12.0 million and $31.7 million, respectively. During the three and six months ended September 30, 2007, the Company recorded $36.6 million and $63.7 million, respectively, as its share of joint venture impairments.
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
     During July 2008, the Company made a decision to wind down its Retail Loan operations. The wind-down will be completed on an orderly basis over the next several months. Financial Services, which originally operated approximately 80 retail branches, had ceased originating Retail Loans as of September 30, 2008. During the three months ended September 30, 2008, the Company recorded $26.2 million in costs related to the wind-down of the Retail Loan operations including $19.4 million of severance costs, primarily associated with the reduction of personnel in the retail branches, $3.3 million of contract termination costs related to various lease agreements associated with the retail branch locations, and $3.5 million of asset write-downs. At September 30, 2008, accrued expenses related to the wind-down of the Retail Loan operations amounted to $18.1 million and primarily related to accrued severance costs.

     Financial Services’ revenues include interest income of $5.7 million and $21.2 million for the three months, and $12.2 million and $47.2 million for the six months, ended September 30, 2008 and 2007, respectively. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.
Other
     The Company’s Other segment consists of corporate general and administrative expense, including Home Building corporate-related general and administrative expense and interest income.
     The following are components of the Other segment’s loss from continuing operations before income tax:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Corporate General and Administrative Expense	$(53,435)	$(34,540)	$(112,074)	$(79,521)
Interest Expense	(4,973)	—	(11,153)	—
Interest and Other Income	5,285	18,122	12,393	23,048

	$(53,123)	$(16,418)	$(110,834)	$(56,473)

Summary of the Company’s Results of Operations by Segment

	For the Three Months Ended September 30,
	2008			2007
					Earnings
		Loss	Loss from		(Loss)	Loss from
		from	Continuing		from	Continuing
		Unconsolidated	Operations		Unconsolidated	Operations
		Entities and	Before		Entities and	Before
	Revenues	Other	Income Tax	Revenues	Other	Income Tax
Home Building
East	$311,037	$(8,652)	$(46,462)	$731,716	$(30,063)	$(137,533)
Central	295,809	(3,807)	(22,482)	522,574	291	(33,258)
West	343,484	(443)	(41,906)	794,448	(7,068)	(673,590)
Other homebuilding	2,266	—	(3,914)	56,746	—	(108,312)

Total Home Building	952,596	(12,902)	(114,764)	2,105,484	(36,840)	(952,693)
Financial Services	52,409	—	(44,158)	80,700	—	(54,082)
Other	—	—	(53,123)	—	—	(16,418)

Total	$1,005,005	$(12,902)	$(212,045)	$2,186,184	$(36,840)	$(1,023,193)

	For the Six Months Ended September 30,
	2008			2007
					Earnings
		Loss	Loss from		(Loss)	Loss from
		from	Continuing		from	Continuing
		Unconsolidated	Operations		Unconsolidated	Operations
		Entities and	Before		Entities and	Before
	Revenues	Other	Income Tax	Revenues	Other	Income Tax
Home Building
East	$619,076	$(28,635)	$(133,264)	$1,294,533	$(30,650)	$(132,963)
Central	593,988	(3,935)	(35,952)	971,151	567	(27,749)
West	772,671	(629)	(72,393)	1,544,218	(32,110)	(818,546)
Other homebuilding	16,560	—	(4,258)	99,402	—	(145,214)

Total Home Building	2,002,295	(33,199)	(245,867)	3,909,304	(62,193)	(1,124,472)
Financial Services	128,832	—	(38,091)	178,666	—	(39,113)
Other	—	—	(110,834)	—	—	(56,473)

Total	$2,131,127	$(33,199)	$(394,792)	$4,087,970	$(62,193)	$(1,220,058)

     A summary of the Company’s impairments and write-offs, by segment, is as follows:

	For the Three Months Ended September 30,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building
East	$—	$18,094	$12,080	$22,452	$96,162	$19,015
Central	—	19,007	401	4,339	37,564	8,915
West	—	32,626	1,465	34,531	601,398	10,386
Other homebuilding	—	7,163	—	—	111,763	2

Total Home Building	—	76,890	13,946	61,322	846,887	38,318
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$76,890	$13,946	$61,322	$846,887	$38,318

	For the Six Months Ended September 30,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building
East	$—	$52,968	$17,262	$22,452	$103,577	$29,423
Central	—	27,472	2,414	4,339	41,847	10,489
West	—	39,402	4,371	34,531	701,097	21,098
Other homebuilding	—	7,163	—	—	142,958	178

Total Home Building	—	127,005	24,047	61,322	989,479	61,188
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$127,005	$24,047	$61,322	$989,479	$61,188

     A summary of inventory and total assets, by segment, is as follows:

	As of
	September 30, 2008		March 31, 2008
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$2,163,117	$2,481,430	$2,357,273	$2,631,144
Central	862,285	901,089	963,999	1,007,937
West	1,309,626	1,411,816	1,701,506	1,842,358
Other homebuilding	333,206	1,124,055	328,803	1,128,285

Total Home Building	4,668,234	5,918,390	5,351,581	6,609,724
Financial Services	8,856	615,902	10,850	673,597
Other (1)	—	750,299	—	757,022
Discontinued Operations	—	—	—	96,989

Total	$4,677,090	$7,284,591	$5,362,431	$8,137,332

(1)	The Company’s Other segment includes cash, income taxes receivable and substantially all of the Company’s deferred income tax asset valuation allowance.

(J) INCOME TAXES
     The Company recognized an income tax benefit of $10.4 million and $378.4 million for the three months ended September 30, 2008 and 2007, respectively, and $24.1 million and $443.2 million for the six months ended September 30, 2008 and 2007, respectively. The Company’s effective tax rate was 4.9% and 37.0% for the three months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, the Company’s effective tax rate was 6.1% and 36.3%, respectively. The difference in the Company’s tax rate primarily results from the change in the deferred tax asset valuation allowance.
     As of September 30, 2008 and March 31, 2008, the Company had a federal income tax receivable of $140.0 million and $648.5 million, respectively, primarily relating to net operating loss carryback refund claims. During the six months ended September 30, 2008, the Company received federal tax refunds of $621.7 million. The Company’s net deferred tax assets before the valuation allowance decreased slightly to $1.01 billion as of September 30, 2008 from $1.02 billion as of March 31, 2008. The Company had a $142.0 million deferred tax asset resulting from tax credits and state net operating loss carryforwards at September 30, 2008. If unused, the various tax credits and state tax net operating loss carryforwards will expire (beginning at various times depending on the tax jurisdiction) in the years 2013 through 2029.
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
     Based on the Company’s assessment, including the implementation of certain tax planning strategies, the realization of approximately $945 million of the Company’s deferred tax assets is dependent upon future taxable income. Based on the Company’s consideration of the current economic conditions, the homebuilding industry, and the related uncertainty in projections of future taxable income, the Company increased its valuation allowance by $115 million during the six months ended September 30, 2008. The valuation allowance was $945 million and $830 million as of September 30, 2008 and March 31, 2008, respectively.
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
     The total amount of gross unrecognized tax benefits was $352.0 million and $353.1 million as of September 30, 2008 and March 31, 2008, respectively (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax).
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
     The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $271.6 million and $272.3 million as of September 30, 2008 and March 31, 2008, respectively. For the three and six months ended September 30, 2008, the Company accrued $7.4 million and $14.7 million, respectively, of gross accrued interest and penalties. As of September 30, 2008, gross accrued interest and penalties were $168.4 million. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.

(K) DERIVATIVES AND HEDGING
     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. Financial Services enters into mandatory forward trade commitments to manage the interest rate risk related to IRLCs and its portfolio of mortgage loans held for sale. These forward trade commitments are treated as derivative instruments and their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Subsequent changes in the fair value of these forward trade commitments are recorded as an adjustment to earnings. The net change in the estimated fair value of forward trade commitments treated as derivatives resulted in a loss of $5.7 million for the three months ended September 30, 2008 compared to a loss of $2.0 million for the three months ended September 30, 2007. The net change in the estimated fair value of forward trade commitments treated as derivatives resulted in a gain of $0.5 million for the six months ended September 30, 2008 compared to a loss of $2.9 million for the six months ended September 30, 2007.
     Prior to April 1, 2008, the forward trade commitments used to hedge the interest rate risk related to Financial Services’ portfolio of mortgage loans held for sale were designated as fair value hedges. Changes in the fair value of these forward trade commitments and the mortgage loans, for which the hedge relationship was deemed effective, were recorded as an adjustment to earnings. To the extent the hedge was effective, gains or losses in the value of the hedged loans due to interest rate movement were offset by an equal and opposite gain or loss in the value of the forward trade commitment with no impact to earnings. To the extent the hedge contained some ineffectiveness, the ineffectiveness was recognized immediately in earnings. For the three and six months ended September 30, 2007, the amount of hedge ineffectiveness included in earnings was a loss of $10.6 million and $11.3 million, respectively. Due in part to the adoption of SFAS 159 as it relates to the fair value measurement of mortgage loans held for sale discussed in Note (H), “Fair Values of Financial Instruments,” beginning April 1, 2008, the Company no longer accounts for these forward trade commitments as fair value hedges.
     Financial Services enters into IRLCs with its customers under which Financial Services agrees to make mortgage loans at agreed upon rates within a period of time, generally from one to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. The net change in the estimated fair value of IRLCs resulted in a loss of $1.8 million and $5.3 million for the three and six months ended September 30, 2008, respectively, compared to a loss of $0.2 million for the three months ended September 30, 2007 and a gain of $1.2 million for the six months ended September 30, 2007.
     From time to time, the Company may enter into other forms of derivatives, including interest rate swap agreements, to hedge changes in market values of certain assets and liabilities. At September 30, 2008, the loss of $5.7 million of these derivatives is included in accrued liabilities in the Consolidated Balance Sheets. The notional value of such derivatives was $76.3 million at September 30, 2008.
(L) DISCONTINUED OPERATIONS
     On March 30, 2007, the Company completed the sale of Construction Services to unrelated third parties and received $344.8 million in cash, net of related expenses. The Company is entitled to receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period after the closing date (the “Additional Payments”). The Additional Payments will be made in connection with an election with respect to the tax treatment of the transaction pursuant to Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). If the Internal Revenue Code is amended so that the purchaser is no longer entitled to the benefits of the Section 338(h)(10) election, the amount of the Additional Payments will be subject to change to ensure that any subsequent payments to be made by the purchaser do not exceed 50% of the tax benefits to be realized by it thereafter as a result of such election. The Additional Payments are an unsecured receivable from the purchaser that was not recorded in connection with the sale of Construction Services. As the Additional Payments are received in future periods, the amounts will be reflected in the Statements of Consolidated Operations.

     On April 3, 2008, the Company completed the sale of its home services operations to an unrelated third party and received $131.1 million in cash, which is subject to post-closing adjustments. A summary of the Company’s calculation of the related gain on sale is below:

For the Six Months Ended
September 30, 2008
Sales and Related Proceeds, net of Related Expenses	$127,810
Assets Sold	(88,431)

Pre-tax Gain on Sale	39,379
Income Tax Expense	(20,282)

Net Gain on Sale	$19,097

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
     On September 30, 2008, the Company completed the sale of Westwood Insurance Agency to an unrelated third party and received $55.3 million in cash, which is subject to post-closing adjustments. As a result of the sale, the Company recognized a pre-tax gain of $47.8 million, which has been included in discontinued operations. Historical operations of Westwood Insurance Agency are not material to the financial performance of the Company and, accordingly, have not been reclassified to discontinued operations.
     Earnings from discontinued operations include the financial information for entities included in discontinued operations, the gains on the sale of such entities, intercompany eliminations between entities in discontinued operations and entities in continuing operations, and certain general and administrative expenses incurred in the sale of such entities. The following table provides summary information for amounts included in discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008(1)	2007 (2)	2008(1)	2007 (2)

Revenues	$—	$34,744	$—	$69,447
Costs and Expenses	—	(33,244)	—	(66,739)

Earnings Before Income Taxes	—	1,500	—	2,708
Provision for Income Taxes	—	572	—	1,034
Gain on Sale, net of Tax	29,630	—	48,643	3,376

	$29,630	$928	$48,643	$5,050

(1)	Includes the Company’s home services operations and the gain from sale of Westwood Insurance Agency.

(2)	Includes the Company’s home services operations and Construction Services.
(M) SUBSEQUENT EVENTS
     On October 1, 2008, the Company sold substantially all of the assets of CTX Builder Supply, a division of Centex Homes that manufactures wall panels, roof and floor trusses and distributes lumber. The sale of CTX Builder Supply did not have a material impact on the Company’s financial statements.
     On October 8, 2008, Moody’s lowered the Company’s debt rating from Ba2 to Ba3. This downgrade triggered a provision in CTX Mortgage Company, LLC’s $325 million committed bank warehouse credit facility under which the bank had the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans. On October 30, 2008, CTX Mortgage Company, LLC executed an amendment to the bank warehouse credit facility that lowered (at the Company’s request) the commitment to $100 million, established a new debt ratings trigger that provides the bank the option to convert the facility to an amortizing loan if the Company’s credit rating falls below BB- by S&P and Fitch or below B1 by Moody’s (a decline of two or more levels), and extended the maturity date to October 2009.

     On October 9, 2008, the Board of Directors suspended the quarterly cash dividend on the Company’s common stock due to current economic conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     Our results of operations for the three and six months ended September 30, 2008 were materially affected by continuing adverse market conditions impacting our homebuilding and mortgage lending operations. These adverse market conditions began in fiscal year 2006, and in the most recent periods, have been exacerbated by significant disruptions in the broader financial markets and severe constraints in the credit markets resulting in decreases in demand for new housing and mortgage loans. We are unable to predict whether the market will deteriorate further or when it will improve. Any further deterioration in market conditions is likely to have a material adverse effect on our business, financial condition and results of operations.
     A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2008	2007	Change

Revenues
Home Building	$952,596	$2,105,484	(54.8%)
Financial Services	52,409	80,700	(35.1%)

Total	$1,005,005	$2,186,184	(54.0%)

Loss from Continuing Operations Before Income Taxes
Home Building	$(114,764)	$(952,693)	(88.0%)
Financial Services	(44,158)	(54,082)	(18.3%)
Other	(53,123)	(16,418)	223.6%

Total	$(212,045)	$(1,023,193)	(79.3%)

	For the Six Months Ended September 30,
	2008	2007	Change

Revenues
Home Building	$2,002,295	$3,909,304	(48.8%)
Financial Services	128,832	178,666	(27.9%)

Total	$2,131,127	$4,087,970	(47.9%)

Loss from Continuing Operations Before Income Taxes
Home Building	$(245,867)	$(1,124,472)	(78.1%)
Financial Services	(38,091)	(39,113)	(2.6%)
Other	(110,834)	(56,473)	96.3%

Total	$(394,792)	$(1,220,058)	(67.6%)

     Revenues for the three months ended September 30, 2008 were $1.01 billion, which represents a 54.0% decrease compared to the three months ended September 30, 2007. Loss from continuing operations before income taxes for the three months ended September 30, 2008 decreased to $212.0 million. Revenues for the six months ended September 30, 2008 were $2.13 billion, which represents a 47.9% decrease compared to the six months ended September 30, 2007. Loss from continuing operations before income taxes for the six months ended September 30, 2008 decreased to $394.8 million.

     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected, and continues to adversely affect, our business, financial condition and results of operations. We believe the principal factors that have caused or are sustaining this downturn include each of the following:
•	the current financial crisis affecting the banking system and financial markets and related volatility in the capital and credit markets,

•	declining homebuyer demand due to lower consumer confidence and an inability of many homebuyers to sell their existing homes,

•	elevated levels of new and existing homes for sale, including the impact of increases in residential foreclosures,

•	reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions and tightened credit standards for homebuyers,

•
pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash, and

•	decreased affordability of housing in selected markets as a result of significant price appreciation in the years preceding the downturn.
     The impact of the foregoing factors varies depending upon the geographic market affected and the time period during which the relevant events occurred and contributed to the current downturn in the housing market. The current downturn in the housing market began in fiscal year 2006 as a result of factors such as reduced affordability of housing in some markets, increased inventories of new and used homes for sale and a decline in homebuyer consumer confidence. The effect of the downturn became more severe due to the market disruptions resulting from the subprime mortgage crisis, which began in fiscal year 2008 and ultimately led to reduced investor demand for mortgage loans and mortgage-backed securities. In the second quarter of fiscal year 2009, the deterioration in the overall economy accelerated. The economic environment has been troubled by several international financial institutions filing for bankruptcy or merging with other institutions, increased stock market volatility around the world, and the intervention in the capital markets by the United States government. This government intervention has included government control of Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Company, or FHLMC, as well as the enactment of the $700 billion Emergency Economic Stabilization Act. These developments have led to concerns that current initiatives may not be effective in preventing a United States recession. These developments have severely impacted consumer confidence and demand for our homes.
     These market conditions materially and adversely impacted Home Building’s operating results for the three and six months ended September 30, 2008 as evidenced by a $1.15 billion and a $1.91 billion decrease in homebuilding revenues, net of discounts, as compared to the same periods in the prior year. The decreases in revenues were primarily attributable to decreases in units closed and, to a lesser extent, decreases in average revenue per unit. We also experienced a significant decrease in sales orders during the three and six months ended September 30, 2008. Sales orders decreased 54.2% to 2,728 for the three months ended September 30, 2008, and 44.1% to 6,943 for the six months ended September 30, 2008. Sales orders also decreased 35.3% when compared to the three months ended June 30, 2008. Despite our backlog at September 30, 2008, we expect that the decreases in sales orders will have a negative impact on our closings in the near term.
     The operating losses for the three and six months ended September 30, 2008 are primarily attributable to the following impairments and write-offs for each period:
•	$76.9 million and $127.0 million in land-related impairments,

•	$12.0 million and $31.7 million in our share of joint ventures’ impairments, and

•	$13.9 million and $24.0 million in write-offs of land deposits and pre-acquisition costs.
     However, when compared to the three and six months ended September 30, 2007, Home Building’s operating losses improved $837.9 million and $878.6 million, respectively. These improvements are primarily due to a substantial reduction in the amount of impairments and land-related write-offs. Impairments and land-related write-offs for the three and six months ended September 30, 2007 amounted to $983.1 million and $1,175.7 million, respectively, in the aggregate (including goodwill impairments).
     During the quarter, we assessed our neighborhoods and land for possible land-related impairments. The further deterioration of market conditions during the quarter adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment evaluations, and we recorded land-related impairments totaling $76.9 million. During the three months ended September 30, 2008, 28 land-related impairments were recorded. At September 30, 2008, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the quarter ended September 30, 2008 was $106.7 million. If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.
     Financial Services’ operating losses for the three and six months ended September 30, 2008 were $44.2 million and $38.1 million, respectively, as compared to operating losses of $54.1 million and $39.1 million for the three and six months ended September 30, 2007, respectively. For the three and six months ended September 30, 2008, mortgage loan origination volume decreased 54.7% and 46.7%, respectively. This change is primarily attributable to the adverse conditions in the mortgage markets and the decline in homebuyer demand described above. Continued adverse market conditions and further declines in homebuyer demand could have a negative impact on Financial Services’ future operating results. Also contributing to the losses during the three and six months ended September 30, 2008 were increases in loan-related reserves of $13.3 million and $16.3 million, respectively. The increase in the provision is primarily related to anticipated mortgage loan losses attributable to a significant increase in investor repurchase and indemnification requests. Although Financial Services is contesting many of these requests, we believe that an increased volume of requests under current market conditions in the mortgage industry warranted an increase in our reserves.
     During July 2008, we made the decision to wind down the origination by Financial Services of mortgage loans for homes built by others as well as the refinancing of existing mortgages, which we refer to as Retail Loans. Financial Services, which originally operated approximately 80 Retail Loan branches, has ceased originating Retail Loans as of September 30, 2008, and the wind-down will be completed over the next several months. During the three months ended September 30, 2008, we recorded $26.2 million in costs related to the wind-down of our Retail Loan operations. The reduction in Retail Loans in future periods may have a negative impact on Financial Services’ operating results.
     On October 9, 2008, we suspended the quarterly cash dividend on our common stock due to current economic conditions. The suspension of our dividend is intended to enable us to conserve stockholders’ equity and cash for use in our business during the current downturn in the housing market. We cannot predict when or under what circumstances dividend payments would be resumed.
     We anticipate that our business and results of operations will continue to be affected by the difficult industry conditions for some time. In general, we believe that our existing sources of funding, including available cash on hand, cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures and debt service requirements for at least the next twelve months. Further deterioration in market conditions, including lower demand or prices for our homes, further disruptions of the mortgage markets, continued disruption in the broader financial services industry or the United States economy in general would likely result in declines in sales of our homes and fewer mortgage loans, accumulation of unsold inventory and margin deterioration, as well as potential additional land-related impairments and write-offs of deposits and pre-acquisition costs. These or other developments could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with financial or other covenants, requiring that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.
     On July 30, 2008, the President of the United States signed into law broad legislation that includes a tax credit of up to $7,500 for qualifying first-time homebuyers who purchase a home on or after April 9, 2008 and before July 1, 2009. Unlike other conventional tax credits, the taxpayer will be required to pay back the credit over a 15-year period or earlier if the home is sold prior to the end of the 15-year period. In addition to the tax credit, the law contains provisions designed to spare an estimated 400,000 homeowners from foreclosure and bolster FNMA and FHLMC. However, under the legislation, one of the programs that will no longer be available to homebuyers after September 30, 2008 is the seller funded down payment assistance program for FHA-insured loans, which played a role in a large number of our homebuyers’ loans during the three and six months ended September 30, 2008. The new tax credit has not been effective for our customers and our sales suffered.
     On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008 that authorizes up to $700 billion in new spending authority for the United States Secretary of the Treasury to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures. While we expect the impact of this legislation will generally be favorable to the economy, the impact on our operations is not determinable.

     The fundamentals that support homebuyer demand and the current market conditions remain unstable due to low consumer confidence, and we cannot predict the duration of the current market conditions. In response, we continue to adjust our operations by reducing our unsold inventory, reducing our land position, adjusting our workforce, and lowering our costs. Our unsold inventory decreased from 4,708 units as of September 30, 2007 to 1,396 units as of September 30, 2008. Since September 30, 2007, our land position decreased by 56,338 lots or 42.8%. Further, Home Building’s selling, general and administrative expenses decreased from $296.6 million and $595.3 million for the three and six months ended September 30, 2007, respectively, to $148.9 million and $315.1 million for the same periods of the current year, respectively. We are also working to reduce the costs of constructing our homes, although in many cases cost savings have been partially offset by increases in housing components as a result of increased commodity and energy costs.
     During the six months ended September 30, 2008, we generated $816.8 million in cash flows from operating activities, which was primarily provided by federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years. In addition, our homebuilding operations generated positive cash flow from operating activities.
HOME BUILDING
     The following summarizes the results of our Home Building operations (dollars in thousands except per unit data):

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Revenues — Housing	$939,888	(54.5%)	$2,063,999	(20.7%)
Revenues — Land Sales and Other	12,708	(69.4%)	41,485	(26.2%)
Cost of Sales — Housing	(798,956)	(54.1%)	(1,741,203)	(11.5%)
Cost of Sales — Land Sales and Other	(109,521)	(88.2%)	(927,239)	461.7%
Selling, General and Administrative Expenses	(148,856)	(49.8%)	(296,631)	(21.0%)
Goodwill Impairment	—	(100.0%)	(61,322)	100.0%
Loss from Unconsolidated Entities (1)	(12,902)	(65.0%)	(36,840)	545.6%
Other Income	2,875	(43.2%)	5,058	7.0%

Operating Loss(2)	$(114,764)	(88.0%)	$(952,693)	(740.5%)

Operating Loss as a Percentage of Revenues:
Housing Operations (3)	(0.8%)	(2.1)	1.3%	(8.6)
Total Homebuilding Operations	(12.0%)	33.2	(45.2%)	(50.8)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Revenues — Housing	$1,972,079	(48.6%)	$3,838,737	(25.7%)
Revenues — Land Sales and Other	30,216	(57.2%)	70,567	(51.0%)
Cost of Sales — Housing	(1,709,082)	(47.0%)	(3,222,554)	(16.0%)
Cost of Sales — Land Sales and Other	(197,783)	(82.1%)	(1,102,806)	308.7%
Selling, General and Administrative Expenses	(315,071)	(47.1%)	(595,259)	(20.9%)
Goodwill Impairment	—	(100.0%)	(61,322)	100.0%
Loss from Unconsolidated Entities (1)	(33,199)	(46.6%)	(62,193)	NM*
Other Income	6,973	(32.7%)	10,358	4.7%

Operating Loss(2)	$(245,867)	(78.1%)	$(1,124,472)	(344.1%)

Operating Loss as a Percentage of Revenues:
Housing Operations (3)	(2.6%)	(3.1)	0.5%	(10.7)
Total Homebuilding Operations	(12.3%)	16.5	(28.8%)	(37.5)

*	NM = Not Meaningful

(1)	Loss from Unconsolidated Entities includes our share of joint ventures’ impairments.

(2)	Operating loss represents Home Building reporting segments’ earnings exclusive of certain homebuilding corporate general and administrative expenses.

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

     With the rapid changes in the environment, we continue to realign our operations. Home Building’s business consists of the following reporting segments that have operations located in the following states:
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Colorado, Illinois, Indiana, Michigan, Minnesota, Missouri, Tennessee and Texas
West: Arizona, California, Hawaii, Nevada, New Mexico, Oregon and Washington
Other homebuilding (1)

(1)	Other homebuilding includes certain resort/second home projects in Florida that we plan to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.
     The following tables summarize units closed and average revenue per unit:

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Units Closed
East	1,118	(53.9%)	2,424	(16.4%)
Central	1,595	(42.5%)	2,774	(10.7%)
West	1,084	(46.7%)	2,035	(13.1%)
Other homebuilding	—	(100.0%)	117	(33.9%)

	3,797	(48.3%)	7,350	(13.8%)

Average Revenue Per Unit
East	$275,459	(6.1%)	$293,354	(7.4%)
Central	$181,251	(2.8%)	$186,497	—
West	$316,263	(18.6%)	$388,516	(13.3%)
Other homebuilding	$—	(100.0%)	$384,043	26.7%
Total Home Building	$247,534	(11.9%)	$280,816	(8.0%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Units Closed
East	2,206	(47.4%)	4,192	(25.9%)
Central	3,164	(38.9%)	5,181	(15.9%)
West	2,330	(39.4%)	3,845	(17.3%)
Other homebuilding	36	(84.1%)	227	(38.5%)

	7,736	(42.5%)	13,445	(20.2%)

Average Revenue Per Unit
East	$275,184	(8.6%)	$301,114	(6.4%)
Central	$185,072	(0.3%)	$185,588	(0.6%)
West	$329,387	(17.4%)	$399,002	(10.9%)
Other homebuilding	$332,861	(6.5%)	$355,837	18.1%
Total Home Building	$254,922	(10.7%)	$285,514	(6.9%)

Revenues
     Housing revenues significantly decreased for the three and six months ended September 30, 2008 as compared to the same periods of the prior year primarily due to decreases in units closed and, to a lesser extent, decreases in average revenue per unit. For the three and six months ended September 30, 2008, average revenue per unit (which is net of customer discounts) decreased primarily as a result of lower prices experienced in most of our markets, slightly offset by decreases in discounts. Customer discounts decreased to 7.9% of housing revenues for the three months ended September 30, 2008, down from 11.0% for the three months ended September 30, 2007. For the six months ended September 30, 2008, customer discounts decreased to 9.3%, down from 9.9% for the six months ended September 30, 2007. For the three and six months ended September 30, 2008, our closings declined when compared to the same periods in the prior year as a result of decreases in sales orders caused principally by the challenging market conditions described above.
     Revenues from land sales and other decreased 69.4% to $12.7 million for the three months and 57.2% to $30.2 million for the six months ended September 30, 2008 as compared to the same periods in the prior year. Although the timing and amount of land sales vary from period to period, the decrease in revenues from land sales during these periods is primarily the result of fewer land sales by us and the imbalance between supply and demand. Most large homebuilders have walked away from a significant amount of lot option contracts and, given the uncertainty associated with the downturn in the homebuilding industry, there are fewer land buyers wanting to purchase land.
     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the tables below:

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Average Operating Neighborhoods (1)	523	(20.5%)	658	(4.9%)
Closings Per Average Neighborhood	7.3	(34.8%)	11.2	(8.9%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Average Operating Neighborhoods (1)	546	(18.1%)	667	(1.9%)
Closings Per Average Neighborhood	14.2	(29.7%)	20.2	(18.5%)

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.
     Our neighborhood count as of September 30, 2007 was 650 neighborhoods, and it has steadily decreased to a neighborhood count of 499 as of September 30, 2008. The drop in neighborhood count is primarily the result of our decision to build-out and not reinvest in certain markets, our decision to sell certain properties that did not meet our strategic initiatives and our decision to curtail development spending, which delays the opening of new neighborhoods.
Operating Margins
     Homebuilding operating margins (consisting of operating loss as a percentage of revenues) improved to (12.0%) for the three months and (12.3%) for the six months ended September 30, 2008 as compared to (45.2%) for the three months and (28.8%) for the six months ended September 30, 2007. The improvements in homebuilding operating margins as compared to the same periods in the prior year were primarily attributable to a reduction in the amount of impairments.

     The following tables summarize Home Building’s land-related impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Three Months Ended September 30,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
East	$—	$18,094	$12,080	$22,452	$96,162	$19,015
Central	—	19,007	401	4,339	37,564	8,915
West	—	32,626	1,465	34,531	601,398	10,386
Other homebuilding	—	7,163	—	—	111,763	2

	$—	$76,890	$13,946	$61,322	$846,887	$38,318

	For the Six Months Ended September 30,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
East	$—	$52,968	$17,262	$22,452	$103,577	$29,423
Central	—	27,472	2,414	4,339	41,847	10,489
West	—	39,402	4,371	34,531	701,097	21,098
Other homebuilding	—	7,163	—	—	142,958	178

	$—	$127,005	$24,047	$61,322	$989,479	$61,188

     We regularly assess our land holdings, including our lot options, taking into consideration changing market conditions and other factors. In connection with our quarterly neighborhood assessments, during the quarter ended September 30, 2008, we reviewed approximately 810 housing projects and land investments for potential land-related impairments. Approximately 748 of these housing projects are owned land positions that are either designated as active neighborhoods, are under development but are not considered active neighborhoods, are currently held for sale or will be developed in future periods. The remaining 62 housing projects represent controlled land positions approved for purchase. Land-related impairments during the quarter ended September 30, 2008 represented 28 neighborhoods and land investments.
     Also, during the three months ended September 30, 2008, we determined it was probable we would not exercise certain lot option contracts, which resulted in writing off deposits and pre-acquisition costs for 13 option contracts, resulting in a remaining balance of 78 outstanding option contracts at September 30, 2008. Continued deterioration in demand and market conditions could result in significant additional impairments and a decision to not exercise additional lot option contracts, which would result in additional write-offs. In addition, we could incur additional losses and impairments related to our joint ventures. Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for additional details on our land holdings.

     Home Building’s selling, general and administrative expenses decreased $147.8 million and $280.2 million for the three and six months ended September 30, 2008, respectively, when compared to the same periods in the prior year. Despite these decreases in both periods, selling, general and administrative expenses increased slightly as a percentage of revenue. One of the factors contributing to the decrease in selling, general and administrative expenses for the three and six months ended September 30, 2008 was a reduction in personnel that resulted in a substantial reduction in compensation and benefit costs. The number of Home Building employees, excluding sales personnel, was approximately 2,600 and 3,700 as of September 30, 2008 and 2007, respectively. We are focused on ensuring we size our organization in response to current market conditions, and continue to combine divisional staff into central locations to more effectively leverage resources across the organization. The following tables summarize Home Building’s selling, general and administrative expenses, or SG&A (dollars in thousands):

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Compensation and Benefits	$63,685	(42.9%)	$111,556	(31.3%)
Sales Commissions	41,233	(57.0%)	95,802	(10.0%)
Advertising and Marketing	16,660	(60.8%)	42,489	(12.9%)
Other	27,278	(41.7%)	46,784	(19.2%)

Selling, General and Administrative Expenses	$148,856	(49.8%)	$296,631	(21.0%)

SG&A as a Percentage of Revenues	15.6%	1.5	14.1%	—

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Compensation and Benefits	$137,132	(41.4%)	$234,158	(31.3%)
Sales Commissions	90,694	(50.1%)	181,858	(12.4%)
Advertising and Marketing	32,617	(61.4%)	84,428	(12.4%)
Other	54,628	(42.4%)	94,815	(12.2%)

Selling, General and Administrative Expenses	$315,071	(47.1%)	$595,259	(20.9%)

SG&A as a Percentage of Revenues	15.7%	0.5	15.2%	1.0

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

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Sales Orders (in Units)
East	1,059	(38.6%)	1,725	(11.7%)
Central	1,075	(54.6%)	2,370	(17.5%)
West	594	(67.0%)	1,801	(9.5%)
Other homebuilding	—	(100.0%)	57	418.2%

	2,728	(54.2%)	5,953	(12.8%)

Sales Per Average Neighborhood	5.2	(42.2%)	9.0	(9.1%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Sales Orders (in Units)
East	2,559	(30.3%)	3,672	(16.1%)
Central	2,825	(43.2%)	4,974	(20.9%)
West	1,526	(58.7%)	3,694	(14.8%)
Other homebuilding	33	(62.1%)	87	11.5%

	6,943	(44.1%)	12,427	(17.6%)

Sales Per Average Neighborhood	12.7	(31.7%)	18.6	(16.2%)

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Average Cancellation Rates
East	31.9%	3.0	28.9%	(7.3)
Central	45.3%	10.0	35.3%	1.2
West	43.5%	2.5	41.0%	(0.9)
Other homebuilding	—	(20.8)	20.8%	(60.6)
Total Home Building	40.3%	4.9	35.4%	(2.0)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Average Cancellation Rates
East	26.0%	(1.4)	27.4%	(4.9)
Central	38.4%	5.0	33.4%	1.6
West	39.2%	1.3	37.9%	(2.9)
Other homebuilding	5.7%	(36.7)	42.4%	(6.3)
Total Home Building	34.4%	1.1	33.3%	(1.6)

	As of
	September 30, 2008		March 31, 2008
		Change		Change
Backlog Units
East	2,801	14.4%	2,448	(25.3%)
Central	2,616	(11.5%)	2,955	(25.9%)
West	1,536	(34.4%)	2,340	(26.3%)
Other homebuilding	—	(100.0%)	3	(98.6%)

	6,953	(10.2%)	7,746	(27.3%)

     For the three and six months ended September 30, 2008, sales orders declined in all of the regions in which we do business when compared to the three and six months ended September 30, 2007. We expect that the decreases in sales orders will have a negative impact on our closings in the near term.
     As previously discussed, some of the factors we believe are contributing to the decrease in sales orders are a continued decline in homebuyer demand due to lower consumer confidence, as well as the inability of some prospective buyers to qualify for loans to purchase our homes or to sell their existing homes and increases in the number of homes available for sale as a result of foreclosures. The decline in homebuyer demand has also been caused by the tightened homebuyer credit requirements. These factors are evidenced by a 50.9% drop and a 45.6% drop during the three and six months ended September 30, 2008, respectively, in customer traffic, and cancellation rates that are much higher than our long-term average cancellation rates ranging from 18% to 26%. The increase in cancellation rates during the three months ended September 30, 2008 is primarily due to the elimination of down payment assistance programs and the economic factors previously discussed.
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
     Total speculative inventory decreased 20.4% to 1,396 units, excluding models, at September 30, 2008 compared to 1,754 units at March 31, 2008. We have also continued to take actions to reduce our land position. The following table summarizes our land position:

	As of
	September 30, 2008			March 31, 2008
	Lots	Lots		Lots	Lots
	Owned	Controlled	Total Lots	Owned	Controlled	Total Lots

East	32,532	5,919	38,451	35,235	8,551	43,786
Central	17,223	4,456	21,679	20,261	6,349	26,610
West	12,232	1,491	13,723	13,634	3,247	16,881
Other homebuilding	1,324	—	1,324	1,092	—	1,092

	63,311	11,866	75,177	70,222	18,147	88,369

Change	(9.8%)	(34.6%)	(14.9%)	(28.6%)	(70.6%)	(44.8%)
     Capitalized costs related to lots owned are included in land under development and land held for development and sale. Lot counts related to completed homes or homes under construction are excluded from the totals above. The dollar amounts related to these lot counts are classified as direct construction, a component of housing projects, in our Consolidated Balance Sheets. The direct construction lot counts as of September 30, 2008 and March 31, 2008 were 6,967 and 7,324, respectively, including 992 and 1,323, respectively, of lots for model homes completed or under construction.
     We decreased our total land position when compared to March 31, 2008. The decrease in our land position for the six months ended September 30, 2008 is a result of our decision to curtail land purchases and exit certain lot option arrangements. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to seek opportunities to reduce our land position. These steps may include one or more sales of land. As compared to September 30, 2007, our total land position has decreased by 56,338 lots or 42.8%. Included in our total land position are 1,979 and 3,429 lots controlled through joint venture arrangements as of September 30, 2008 and March 31, 2008, respectively. The percentage decreases in our total land position reflected in the table above for March 31, 2008 are as compared to March 31, 2007. These decreases included, but were not limited to, significant land sales that occurred in the fourth quarter of fiscal year 2008.

Regional Discussion
     Changes in revenues and operating loss for our homebuilding reporting segments are outlined in the table below (dollars in thousands):

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Revenues
East	$311,037	(57.5%)	$731,716	(20.7%)
Central	295,809	(43.4%)	522,574	(13.9%)
West	343,484	(56.8%)	794,448	(25.2%)
Other homebuilding	2,266	(96.0%)	56,746	(14.4%)

	$952,596	(54.8%)	$2,105,484	(20.8%)

Operating Loss
East	$(46,462)	(66.2%)	$(137,533)	(246.5%)
Central	(22,482)	(32.4%)	(33,258)	(228.0%)
West	(41,906)	(93.8%)	(673,590)	NM
Other homebuilding	(3,914)	(96.4%)	(108,312)	NM

	$(114,764)	(88.0%)	$(952,693)	(740.5%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Revenues
East	$619,076	(52.2%)	$1,294,533	(30.0%)
Central	593,988	(38.8%)	971,151	(18.6%)
West	772,671	(50.0%)	1,544,218	(27.2%)
Other homebuilding	16,560	(83.3%)	99,402	(30.3%)

	$2,002,295	(48.8%)	$3,909,304	(26.3%)

Operating Loss
East	$(133,264)	0.2%	$(132,963)	(156.3%)
Central	(35,952)	29.6%	(27,749)	(150.1%)
West	(72,393)	(91.2%)	(818,546)	(655.4%)
Other homebuilding	(4,258)	(97.1%)	(145,214)	(772.9%)

	$(245,867)	(78.1%)	$(1,124,472)	(344.1%)

East
     Revenues decreased 57.5% for the three months ended September 30, 2008 primarily due to a 53.9% decrease in units closed when compared to the same period of the prior year. All markets within the region experienced significant decreases in units closed when compared to the three months ended September 30, 2007, which led to significant decreases in revenues for all markets within the region. Average revenue per unit decreased 6.1%, despite significant increases in average revenue per unit occurring in the Southeast Florida, Naples, Charleston, and Atlanta markets and a decrease in discounts from 11.9% to 8.3% for the three months ended September 30, 2008. Sales orders decreased 38.6% when compared to the three months ended September 30, 2007 primarily due to a 42.0% decrease in customer traffic combined with a 14.6% decrease in average operating neighborhoods. Sales orders decreased significantly in all but five markets within the region, with the Orlando, Raleigh Durham and Atlanta markets experiencing the most significant decreases in the number of sales orders. Cancellation rates increased from 28.9% for the three months ended September 30, 2007 to 31.9% for the three months ended September 30, 2008.
     Operating loss for the three months ended September 30, 2008 was $46.5 million as compared to a loss of $137.5 million for the three months ended September 30, 2007. The improvement in operating loss was primarily attributable to reductions in land-related impairments and write-offs of deposits and pre-acquisition costs when compared to the same period of the prior year that were recorded in the Southeast Florida, Naples and Sarasota markets. Substantially all the operating loss incurred during the three months ended September 30, 2008 occurred in the D.C. Metro and Southeast Florida markets, which recorded a majority of the land-related impairments and our share of joint venture losses recorded during the quarter.
     Revenues for the six months ended September 30, 2008 decreased 52.2% when compared to the same period of the prior year primarily due to substantial decreases in revenues and units closed in all markets within the East region. During the six months ended September 30, 2008, ten of the seventeen markets within the East region experienced over a 50% decrease in revenues while seven of the seventeen markets within the East region experienced over a 50% decrease in units closed. Average revenue per unit decreased 8.6% when compared to the same period in the prior year despite increases in average revenue per unit occurring in the Southeast Florida and Atlanta markets. Sales orders decreased 30.3% when compared to the six months ended September 30, 2007 primarily due to a 33.5% decrease in customer traffic and a 14.6% decrease in average operating neighborhoods. Sales orders decreased in all markets within the East region, except for the Naples market, which realized a substantial increase in sales orders despite a decrease in its average operating neighborhoods. During the six months ended September 30, 2008, customer traffic increased in the Tampa, Naples and Richmond markets when compared to the same period in the prior year.
     When compared to the six months ended September 30, 2007, the East region’s operating loss increased $0.3 million to a loss of $133.3 million for the six months ended September 30, 2008. Land-related impairments and write-offs of deposits and pre-acquisition costs decreased significantly, but were more than offset by a decrease in units closed and in average revenue per unit. Substantially all of the operating loss incurred in the six months ended September 30, 2008 is attributable to the Orlando, Southeast Florida and D.C. Metro markets, which incurred substantially all of the land-related impairments, write-offs of deposits and pre-acquisition costs and our share of joint venture impairments recorded during the period. Markets in South Carolina and the Atlanta market were the only markets in the region that realized operating earnings during the six months ended September 30, 2008.
Central
     Revenues for the three months ended September 30, 2008 decreased 43.4% when compared to the same period of the prior year primarily due to a 42.5% decrease in units closed. Significant decreases in the number of units closed occurred in all markets within the region. The largest decrease in the number of units closed occurred in the Dallas/Fort Worth market. Additionally, in December 2007, we sold substantially all of our on-your-lot operations, which contributed to the decrease in the number of units closed. Average revenue per unit decreased 2.8% when compared to the three months ended September 30, 2007, which was the smallest decrease of any region. Five of the twelve markets in the Central region realized increases in average revenue per unit during the three months ended September 30, 2008, with the largest increase occurring in the Nashville market. Sales orders decreased 54.6% as the region experienced a 39.1% decrease in customer traffic and a 16.4% decrease in average operating neighborhoods when compared to the same period of the prior year. All markets in the Central region incurred significant decreases in sales orders during the three months ended September 30, 2008. Ten out of twelve markets within the Central region experienced decreases in customer traffic. Cancellation rates increased 9.9% with the most significant increases occurring in the Denver, Indianapolis, Illinois and Central Texas.
     Substantially all of the Central region’s operating loss of $22.5 million for the three months ended September 30, 2008 was incurred in the Denver market, which recorded substantially all of the region’s land-related impairments during the quarter. The operating loss of $22.5 million is an improvement of $10.8 million when compared to the same period of the prior year primarily due to a reduction in the amount of land-related impairments and write-offs of deposits and pre-acquisition costs, partially offset by a decrease in units closed. The Central Texas, San Antonio and Nashville markets were the only markets within the Central region to report operating earnings for the three months ended September 30, 2008. To date, these markets have been less affected by the challenging market conditions experienced in other markets, which we believe results from the moderate growth rates and price appreciation realized in these markets in periods prior to the downturn.
     Revenues for the six months ended September 30, 2008 decreased 38.8% primarily due to a 38.9% decrease in units closed when compared to the same period in the prior year. All markets within the Central region incurred substantial decreases in revenues and units closed when compared to the six months ended September 30, 2007, except for the Nashville market. Substantial decreases in the number of units closed occurred in the Dallas/Fort Worth, San Antonio and Central Texas markets. Additionally, in December 2007, we sold substantially all of our on-your-lot operations, which contributed to the decrease in the number of units closed. Average revenue per unit decreased 0.3%, which was the smallest decrease in average revenue per unit for all of our regions. Six of the twelve markets in the Central region realized increases in average revenue per unit. Sales orders decreased 43.2% when compared to the six months ended September 30, 2007, with the largest decrease in the number of sales orders occurring in the Dallas/Fort Worth market and the smallest decrease occurring in the Central Texas market. An increase in cancellation rates from

33.4% to 38.4% for the six months ended September 30, 2008 contributed to the decrease in sales orders. Also contributing to the decrease in sales orders was a 35.8% decrease in customer traffic and a 16.4% decrease in average operating neighborhoods.
     When compared to the six months ended September 30, 2007, the Central region’s operating loss increased $8.2 million to a loss of $36.0 million for the six months ended September 30, 2008. The increase in operating loss is primarily due to a decrease in units closed, partially offset by a reduction in the amount of land-related impairments and write-offs of deposits and pre-acquisition costs. The Central region’s operating loss of $36.0 million for the six months ended September 30, 2008 was primarily incurred by the Denver, Detroit and St. Louis markets, which also recorded substantially all of the region’s land-related impairments for the six months ended September 30, 2008. Four of twelve markets in the Central region realized operating earnings for the six months ended September 30, 2008, but substantially all of the operating earnings were derived from the Central Texas and San Antonio markets.
West
     Revenues for the three months ended September 30, 2008 decreased 56.8% when compared to the same period of the prior year. The decrease in revenues was primarily due to a 46.7% decrease in units closed and an 18.6% decrease in average revenue per unit when compared to the three months ended September 30, 2007. All markets within the West region experienced substantial decreases in revenues except for the Hawaii and Reno markets, which both realized increases due to increases in the number of units closed. The decrease in average revenue per unit occurred even with a 3.9% improvement in discounts, down to 8.7% for the three months ended September 30, 2008. Significant decreases in average revenue per unit occurred in all markets except for the Hawaii, Portland and Sacramento markets. Sales orders decreased 67.0% primarily due to a 62.8% decrease in customer traffic and a 33.6% decrease in average operating neighborhoods. All markets with the West region incurred substantial decreases in sales orders during the three months ended September 30, 2008.
     Operating loss for the three months ended September 30, 2008 was $41.9 million, a $631.7 million improvement when compared to the same period in the prior year. The reduction in operating loss is primarily due to a significant reduction in the amount of land-related impairments and write-offs of deposits and pre-acquisition costs. Substantially all of the operating loss incurred in the three months ended September 30, 2008 is attributable to the Inland Empire and Las Vegas markets. Although significant strides have been made to reduce selling, general and administrative expenses incurred in this region, the reductions in expenses have not kept pace with the reductions in units closed and average revenue per unit.
     Revenues for the six months ended September 30, 2008 decreased 50.0% when compared to the same period of the prior year. The decrease in revenues was primarily due to a 39.4% decrease in units closed and a 17.4% decrease in average revenue per unit. All markets within the West region experienced substantial decreases in revenues except for the Hawaii and Reno markets, which both realized increases due to increases in the number of units closed. In addition to the Hawaii and Reno markets, the Phoenix market achieved an increase in units closed. The decrease in average revenue per unit for the West region during the six months ended September 30, 2008 is the largest decline in average revenue per unit incurred by all of our regions. The largest decrease in average revenue per unit occurred in the Los Angeles and Southern California Coastal markets. Sales orders decreased 58.7% when compared to the six months ended September 30, 2008, primarily due to a 33.6% decrease in average operating neighborhoods. The decrease in average operating neighborhoods contributed to a 57.8% decrease in customer traffic. All markets within the West region experienced substantial decreases in sales orders and customer traffic. The largest decrease in the number of sales orders occurred in the Inland Empire and Phoenix markets.
     Operating loss for the six months ended September 30, 2008 was $72.4 million, a $746.2 million improvement when compared to the same period in the prior year. The reduction in the operating loss is primarily attributable to a reduction in land-related impairments, our share of joint venture losses, and write-offs of deposits and pre-acquisition costs, a majority of which were incurred in the Phoenix, Reno and Inland Empire markets. The majority of the operating loss recognized in the six months ended September 30, 2008 was incurred by the Inland Empire and Los Angeles markets due to land-related impairments and losses on land sales. Four of the fourteen markets in the West region realized operating earnings during the six months ended September 30, 2008, although none were significant. Although significant strides have been made to reduce selling, general and administrative expenses incurred in this region, the reductions in expenses have not kept pace with the reductions in units closed and average revenue per unit.

Other homebuilding
     Other homebuilding is comprised primarily of certain operating segments that are not part of our long-term strategy, including certain resort/second home projects in Florida that we plan to build out and liquidate. In addition, certain homebuilding ancillary businesses and certain income and expenses that are not allocated to our operating segments are reported in this segment.
     The Other homebuilding region experienced an operating loss of $3.9 million for the three months ended September 30, 2008 as compared to a loss of $108.3 million in the same period in the prior year. This improvement in operating loss was primarily the result of $111.8 million in land-related impairments incurred in the three months ended September 30, 2007, compared to $7.2 million of land-related impairments recorded in the current period.
     The Other homebuilding region experienced an operating loss of $4.3 million for the six months ended September 30, 2008 as compared to a loss of $145.2 million in the same period in the prior year. This improvement in operating loss was primarily the result of $143.0 million in land-related impairments incurred in the six months ended September 30, 2007, compared to $7.2 million of land-related impairments recorded in the current period. The improvement in operating loss was also the result of reductions in selling, general and administrative expenses.
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business, as well as other financial services that are in large part related to the making of residential mortgage loans. In recent periods, its operations included mortgage lending and other related services for purchasers of homes sold by our homebuilding operations and third parties, refinancing of existing mortgages, title agency services and the sale of title insurance and other insurance products.
     Because of the significant disruptions in the mortgage markets and the related reductions in market liquidity, in July 2008, we made the decision to wind down the origination by Financial Services of Retail Loans. As a result, Financial Services, which originally operated approximately 80 retail branches, had ceased originating Retail Loans as of September 30, 2008, and the wind-down will be completed over the next several months. During the three months ended September 30, 2008, we recorded $26.2 million in costs related to the wind-down of the Retail Loan operations including $19.4 million of severance costs, primarily associated with the reduction of personnel in the retail branches, $3.3 million of contract termination costs related to various lease agreements associated with the retail branch locations, and $3.5 million of asset write-downs.
     Due to the exit of the Retail Loan market, we have focused our mortgage operations primarily on originating loans for homes we sell, which we refer to as Builder Loans. Retail Loans represented approximately 50.9% and 54.8% of total mortgage originations during the three months ended September 30, 2008 and 2007, respectively, and 58.7% and 58.5% of total mortgage originations during the six months ended September 30, 2008 and 2007, respectively. The future reduction in Retail Loans resulting from our focus on Builder Loans will significantly affect our origination volume and may have a negative impact on Financial Services’ operating results. In response, we are working to adjust the structure of these operations.
     Financial Services revenues and operating earnings are derived primarily from the sale of mortgage loans, together with all related servicing rights, broker fees, title and other various insurance coverages, interest income and other fees. Loan origination fees and other revenues derived from the origination of mortgage loans, which we refer to in the aggregate as loan origination fees, are recognized in Financial Services revenues as earned and loan origination costs are recognized in Financial Services expenses as incurred. Prior to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, on a prospective basis on April 1, 2008, net loan origination fees were deferred and recognized as an adjustment to Financial Services’ revenues when the related loan was sold to a third-party purchaser. In accordance with SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” or SAB 109, we recognize the fair value of mortgage servicing rights as revenue at the time we enter into an Interest Rate Lock Commitment, or IRLC. Subsequent changes in the fair value of IRLCs are recorded as an adjustment to revenue. Prior to January 1, 2008, the effective date of SAB 109, the fair value of mortgage servicing rights was not recognized as revenue until the related loan was sold. Interest revenues on mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.
     In the normal course of our activities, we carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans and interest expense on debt used to fund the mortgage loans.

     Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks. We remain liable for certain limited representations and warranties related to mortgage loan sales. Following unprecedented disruptions to the mortgage markets during the second quarter of fiscal year 2008, CTX Mortgage Company, LLC discontinued sales of mortgage loans to Harwood Street Funding I, LLC, which we refer to as HSF-I, and is now relying on committed mortgage warehouse credit facilities to provide funding for its loan originations. HSF-I was a variable interest entity of which we were the primary beneficiary and it was consolidated in our financial statements. In November 2007, we terminated HSF-I and all of its outstanding obligations were redeemed.
     The following summarizes Financial Services’ results (dollars in thousands):

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Revenues	$52,409	(35.1%)	$80,700	(33.1%)
Cost of Sales	(3,543)	(78.6%)	(16,579)	(23.8%)
Selling, General and Administrative Expenses	(93,024)	(21.3%)	(118,203)	62.7%

Operating Loss	$(44,158)	(18.3%)	$(54,082)	(306.7%)

Operating Margin	(84.3%)	(17.3)	(67.0%)	(88.7)

Net Interest Income	$2,203	(52.3%)	$4,620	(42.5%)

Average Interest Earning Assets	$377,193	(66.3%)	$1,119,100	(26.2%)
Average Yield	6.09%	(1.49)	7.58%	(0.28)
Average Interest Bearing Liabilities	$308,520	(71.6%)	$1,086,642	(26.4%)
Average Rate Paid	4.82%	(1.38)	6.20%	0.32

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Revenues	$128,832	(27.9%)	$178,666	(26.6%)
Cost of Sales	(7,846)	(78.8%)	(37,067)	(13.0%)
Selling, General and Administrative Expenses	(159,077)	(12.0%)	(180,712)	19.3%

Operating Loss	$(38,091)	(2.6%)	$(39,113)	(179.4%)

Operating Margin	(29.6%)	(7.7)	(21.9%)	(42.1)

Net Interest Income	$4,355	(57.2%)	$10,172	(38.6%)

Average Interest Earning Assets	$402,940	(68.4%)	$1,273,581	(17.6%)
Average Yield	6.06%	(1.36)	7.42%	(0.24)
Average Interest Bearing Liabilities	$344,343	(72.2%)	$1,238,094	(18.0%)
Average Rate Paid	4.79%	(1.28)	6.07%	0.42
     Financial Services’ revenues for the three and six months ended September 30, 2008 decreased as compared to the same periods in the prior year due to decreases in gain on sale of mortgage loans, broker fees and interest income. The decreases in gain on sale of mortgage loans and broker fees for the three and six months ended September 30, 2008 are due to decreases in the volume of loan sales to investors and loans brokered to third party lenders. Contributing to the decreases in interest income was an increase in contractually delinquent loans that are not accruing interest and a decrease in loans originated. Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more. At September 30, 2008 and 2007, mortgage loans on which revenue was not being accrued were $188.8 million and $74.5 million, respectively. The decrease in revenues for the three and six months ended September 30, 2008 were partially offset by the recognition of $14.4 million and $34.0 million, respectively, of loan origination fees related to the adoption of SFAS 159 on April 1, 2008, as discussed below. For the three and six months ended September 30, 2008, cost of sales, which is solely comprised of interest expense, declined as compared to the same periods in the prior year as a result of decreases in average interest bearing liabilities and short-term borrowing costs.

     The decrease in selling, general and administrative expenses for the three and six months ended September 30, 2008 related primarily to the decrease in the total provision for losses of $43.6 million and $41.5 million, respectively. The increased provision for losses recorded during the three and six months ended September 30, 2007 was a result of the significant deterioration of the mortgage markets resulting in the decline in value of certain of our mortgage loans. The reduction in the total provisions for losses was partially offset by $26.2 million of expenses related to the wind-down of our retail loan operations recognized during the three months ended September 30, 2008. During the three and six months ended September 30, 2008, Financial Services recognized $15.9 million and $38.1 million of loan origination costs at the time of loan origination pursuant to the provisions of SFAS 159. The adoption of SFAS 159 resulted in increases in both revenues and selling, general and administrative expenses for the three and six months ended September 30, 2008. Prior to April 1, 2008, these revenues and expenses were reported as net origination fees in revenues. Selling, general and administrative expenses also reflected decreases in branch operating expenses, branch and corporate compensation, and sales incentives during the three and six months ended September 30, 2008. The decreases in operating margin for the three and six months ended September 30, 2008 were primarily attributable to the decrease in interest income due to the increase in non-accruing loans as well as the overall decrease in loans originated.
     Included in selling, general and administrative expenses are provisions for mortgage loans and anticipated losses for mortgage loans originated. For additional information on Financial Services’ provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve,” and Note (C), “Mortgage Loans Receivable and Real Estate Owned,” of the Notes to Consolidated Financial Statements. The following tables summarize Financial Services’ provisions for losses (dollars in thousands):

	For the Three Months Ended September 30,
	2008	2007

Provision for Losses on Mortgage Loans	$(1,330)	$55,409
Provision for Real Estate Owned	4,216	2,269
Anticipated Losses for Loans Originated	13,339	2,125

Total Provisions for Losses	$16,225	$59,803

	For the Six Months Ended September 30,
	2008	2007

Provision for Losses on Mortgage Loans	$(684)	$58,086
Provision for Real Estate Owned	6,283	2,561
Anticipated Losses for Loans Originated	16,267	2,708

Total Provisions for Losses	$21,866	$63,355

     The following tables provide a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services (dollars in thousands, except average loan size and volume):

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Loan Sales to Investors
Volume (in millions)	$1,072.2	(60.6%)	$2,723.4	13.7%
Number of Loans Sold	5,562	(57.3%)	13,025	8.9%
Gain on Sale of Mortgage Loans	$16,500	(46.3%)	$30,732	(22.9%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$120.5	(73.2%)	$448.9	(48.2%)
Number of Brokered Loans	396	(69.4%)	1,296	(55.3%)
Broker Fees	$2,113	(73.8%)	$8,064	(53.3%)

Average Loan Size
Loans Sold to Investors	$192,769	(7.8%)	$209,097	4.4%
Loans Brokered to Third Party Lenders	$304,660	(12.0%)	$346,041	15.8%

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Loan Sales to Investors
Volume (in millions)	$2,680.3	(47.2%)	$5,076.7	(3.3%)
Number of Loans Sold	13,655	(42.8%)	23,872	(9.1%)
Gain on Sale of Mortgage Loans	$46,811	(32.5%)	$69,366	(19.8%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$300.5	(71.3%)	$1,046.7	(42.6%)
Number of Brokered Loans	962	(68.1%)	3,015	(50.9%)
Broker Fees	$5,288	(71.8%)	$18,721	(47.8%)

Average Loan Size
Loans Sold to Investors	$196,284	(7.7%)	$212,664	6.4%
Loans Brokered to Third Party Lenders	$312,492	(10.0%)	$347,218	16.8%
     Gain on sale of mortgage loans decreased for the three and six months ended September 30, 2008 due to a decrease in the volume of loan sales to investors. The decrease in volume was partially offset by a shift in the product mix of loans sold to more conforming loans and FHA/VA eligible loans, which generate higher service release premiums than nonconforming loans. Broker fee income decreased for the three and six months ended September 30, 2008 as a result of a decrease in the volume of loans brokered to third party lenders. The decrease in broker volume is primarily due to the significant disruptions in the mortgage markets, including the significant reduction of homebuyers’ access to nonconforming mortgage products.
     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications that resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Open Applications — Beginning	14,992	(21.0%)	18,983	(18.9%)
New Applications	33,078	11.3%	29,733	30.9%
Cancelled Applications	(35,042)	70.4%	(20,570)	95.5%
Originated Loans	(6,073)	(49.6%)	(12,047)	(15.0%)

Open Applications — Ending	6,955	(56.8%)	16,099	(24.9%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Open Applications — Beginning	15,107	(14.4%)	17,648	(24.0%)
New Applications	66,402	15.9%	57,282	19.0%
Cancelled Applications	(60,196)	73.0%	(34,792)	67.7%
Originated Loans	(14,358)	(40.3%)	(24,039)	(17.5%)

Open Applications — Ending	6,955	(56.8%)	16,099	(24.9%)

     The tables below provide a comparative analysis of mortgage loan originations:

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Origination Volume (in millions)	$1,217.2	(54.7%)	$2,686.9	(20.0%)
Number of Originated Loans
Builder	2,979	(45.3%)	5,445	(15.3%)
Retail	3,094	(53.1%)	6,602	(14.7%)

	6,073	(49.6%)	12,047	(15.0%)

Average Loan Size — Originated Loans	$200,431	(10.1%)	$223,000	(5.9%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Origination Volume (in millions)	$2,911.2	(46.7%)	$5,457.2	(20.3%)
Number of Originated Loans
Builder	5,936	(40.6%)	9,986	(20.1%)
Retail	8,422	(40.1%)	14,053	(15.6%)

	14,358	(40.3%)	24,039	(17.5%)

Average Loan Size — Originated Loans	$202,768	(10.7%)	$227,000	(3.4%)
     Total originations for the three and six months ended September 30, 2008 decreased primarily as a result of a decline in homebuyer demand and a reduction in the number of mortgage product offerings. Refinancing activity accounted for 9% and 16% of our originations for the three months ended September 30, 2008 and 2007, respectively. Refinancing activity accounted for 15% and 18% of our originations for the six months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, Financial Services originated 84% and 80% of the non-cash unit closings of Home Building’s customers, respectively. For the six months ended September 30, 2008 and 2007, Financial Services originated 83% and 79%, respectively, of the non-cash unit closings of Home Building’s customers.
     Beginning in early 2007, the mortgage markets were affected by declines in values and increased default levels of sub-prime mortgage loans. The deterioration of the mortgage markets accelerated during the second quarter of fiscal year 2008, which resulted in the virtual elimination of the nonconforming mortgage market which would include sub-prime mortgage loans. As a result, Financial Services has essentially ceased originating sub-prime or other nonconforming loans. Further disruptions in the mortgage markets, including changes in mortgage underwriting requirements and increases in interest rates, could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services’ future operating results.
OTHER
     Our Other segment includes corporate general and administrative expense. The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Corporate General and Administrative Expense	$(53,435)	54.7%	$(34,540)	(23.2%)
Interest Expense	(4,973)	100.0%	—	—
Other Income	5,285	(70.8%)	18,122	587.0%

Operating Loss	$(53,123)	223.6%	$(16,418)	(61.2%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Corporate General and Administrative Expense	$(112,074)	40.9%	$(79,521)	(20.3%)
Interest Expense	(11,153)	100.0%	—	—
Other Income	12,393	(46.2%)	23,048	786.8%

Operating Loss	$(110,834)	96.3%	$(56,473)	(41.9%)

     Corporate general and administrative expenses represent corporate employee compensation and benefits (including severance costs), professional and legal costs, and other corporate costs such as investor communications, rent, utilities and travel costs. The following tables summarize corporate general and administrative expense (dollars in thousands):

	For the Three Months Ended September 30,
	2008		2007
		Change		Change
Compensation and Benefits	$34,146	20.1%	$28,426	(31.7%)
Professional and Legal Costs	10,757	126.5%	4,749	12.7%
Rent and Utilities	2,218	32.8%	1,670	8.0%
Travel	1,564	13.7%	1,375	(31.3%)
Other	4,750	(382.7%)	(1,680)	(61.6%)

General and Administrative Expense	$53,435	54.7%	$34,540	(23.2%)

	For the Six Months Ended September 30,
	2008		2007
		Change		Change
Compensation and Benefits	$66,274	0.8%	$65,740	(29.9%)
Professional and Legal Costs	26,535	235.2%	7,917	5.9%
Rent and Utilities	4,637	38.7%	3,344	14.6%
Travel	2,761	5.7%	2,611	(36.2%)
Other	11,867	NM	(91)	(98.9%)

General and Administrative Expense	$112,074	40.9%	$79,521	(20.3%)

     The increase in corporate general and administrative expenses in the three and six months ended September 30, 2008 versus the same periods in the prior year is primarily related to increases in professional and legal costs. The increase in professional and legal costs is a result of the increases in reserves. In addition, we have continued to identify opportunities to centralize certain functions to better leverage our resources across the organization and continue to make strategic investments to improve our core business processes.
INCOME TAXES
     We recognized an income tax benefit of $10.4 million and $378.4 million for the three months ended September 30, 2008 and 2007, respectively, and $24.1 million and $443.2 million for the six months ended September 30, 2008 and 2007, respectively. Our effective tax rate was 4.9% and 37.0% for the three months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, our effective tax rate was 6.1% and 36.3%, respectively. The difference in our tax rate primarily results from the change in the deferred tax asset valuation allowance. See Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance.
DISCONTINUED OPERATIONS
     On March 30, 2007, we sold Construction Services to an unrelated third party and received $344.8 million in cash, net of related expenses and as adjusted for post-closing adjustments. In connection with the sale, we are entitled to receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period. Discontinued operations for Construction Services include a pre-tax gain of $5.5 million for the six months ended September 30, 2007. There has been no additional activity related to Construction Services that would otherwise be included in discontinued operations in the Statements of Consolidated Operations.
     We remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. At September 30, 2008, these surety bonds have a total face amount of $2.20 billion, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. We estimate that $352.2 million of work remains to be performed on these projects at September 30, 2008. In connection with certain of these surety bond obligations, we provided certain sureties with a $100 million letter of credit. In connection with the sale of Construction Services, the purchaser has agreed to indemnify us against losses relating to such surety bond obligations, including amounts that may be drawn under such letter of credit. In addition, we have purchased for our benefit an additional back-up indemnity provided by a financial institution with a credit rating of A from Standard & Poor’s, or S&P, and A2 from Moody’s Investors Service, or Moody’s. The obligation of such financial institution under the back-up indemnity is $400.0 million as of September 30, 2008 and will remain at $400.0 million until termination in 2016.
     On April 3, 2008, we completed the sale of our home services operations to an unrelated third party and received $131.1 million in cash, subject to certain post-closing adjustments. As a result, our home services operations are now reflected as a discontinued operation in our financial statements.
     Discontinued operations for our home services operations are as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007

Revenues	$—	$34,744	$—	$69,447
Operating Income	$—	$1,500	$—	$2,708
Pre-tax Gain on Sale	$135	$—	$39,379	$—
     On September 30, 2008, we completed the sale of Westwood Insurance Agency to an unrelated third party and received $55.3 million in cash, subject to certain post-closing adjustments. The pre-tax gain from the sale of $47.8 million has been included in discontinued operations in our financial statements. Historical operations of Westwood Insurance Agency are not material to our financial performance and, accordingly, have not been reclassified to discontinued operations.
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

	For the Six Months Ended September 30,
	2008	2007
Net Cash Provided by (Used in)
Centex*
Operating Activities	$812,601	$(319,090)
Investing Activities	118,767	(242,884)
Financing Activities	(233,558)	(227,238)

	697,810	(789,212)

Financial Services
Operating Activities	(3,114)	647,270
Investing Activities	87,825	33,406
Financing Activities	(70,427)	(674,529)

	14,284	6,147

Centex Corporation and Subsidiaries
Operating Activities	811,106	319,419
Investing Activities	171,273	(12,717)
Financing Activities	(270,285)	(1,089,767)

Net Increase (Decrease) in Cash	$712,094	$(783,065)

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

     In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations. As a result, Westwood Insurance Agency, our home services operations and Construction Services cash flows prior to disposal are included with the Centex cash flows. Significant components of cash flows from discontinued operations are discussed below.
Centex
     We generally fund Centex’s operating and other short-term liquidity needs through available cash on hand, cash provided by operations and short-term borrowings. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations. During the six months ended September 30, 2008, Centex’s cash from operating activities was primarily provided by federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years. In addition, our homebuilding operations were cash flow positive. Centex’s cash from investing activities during the six months ended September 30, 2008 primarily relates to net proceeds of $131.1 million related to the sale of our home services operations, partially offset by net capital contributions of $50.7 million made to Home Building joint ventures. Cash used in Centex’s financing activities during the six months ended September 30, 2008 was primarily for the repayment of $217.7 million in senior notes and other debt.
     During the six months ended September 30, 2007, Centex’s cash from operating activities was primarily used for investments in inventory, estimated tax payments, employee compensation and other reductions in accounts payable and accrued liabilities. Centex’s cash used in investing activities during the six months ended September 30, 2007 primarily relates to capital contributions of $203.0 million made to Financial Services in order to meet the equity requirements under its committed warehouse facilities and for other purposes. Cash used by Centex’s financing activities for the six months ended September 30, 2007 was primarily for the repayment of senior notes and other debt.
Financial Services
     We generally fund our Financial Services’ operating and other short-term liquidity needs through committed mortgage warehouse credit facilities, proceeds from the sale of mortgage loans and cash flows from operations. Financial Services’ operating cash is derived through sales of mortgage loans and origination and servicing fees.

During the six months ended September 30, 2008, cash provided by investing activities related to the decrease in our construction loans receivable as well as the proceeds of $55.3 million received from the sale of Westwood Insurance Agency. Cash used in financing activities was principally attributable to the net repayment of our short-term debt.
     During the six months ended September 30, 2007, cash from operations was provided by proceeds from sales of mortgage loans that were not reinvested in new mortgage loans and origination and servicing fees. These funds were used in financing activities to repay short-term debt during the six months then ended.
Discontinued Operations
     Our home services operations, Construction Services and Westwood Insurance Agency did not require significant capital resources nor did they provide significant liquidity. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.
Credit Facilities and Liquidity
     Our existing credit facilities and available capacity as of September 30, 2008 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000	$644,980
Letters of Credit	600,000	234,885

	1,350,000	879,865

Financial Services
Secured Credit Facilities	475,000	174,674

	$1,825,000	$1,054,539

     We maintain a $1.35 billion committed, unsecured, multi-bank revolving credit facility, maturing in July 2010, that provides funding for general corporate purposes and letters of credit up to a sublimit of $600 million. The revolving credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of the following rating agencies: S&P, Moody’s and Fitch Ratings, or Fitch. We currently do not have investment grade ratings and are therefore subject to the borrowing base limitation. Our long-term debt ratings are currently BB, Ba3 and BB+ from S&P, Moody’s and Fitch, respectively. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of our net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility and outstanding financial letters of credit may not exceed an amount calculated based on applying certain percentages to various categories of our unencumbered homebuilding inventory and other assets. As of September 30, 2008, we had no amounts drawn on the revolving credit facility and $365.1 million of outstanding letters of credit. Included in the outstanding letters of credit are $154.9 million of financial letters of credit. Financial letters of credit are generally issued as a form of financial or payment guaranty. Available capacity amounts for the revolving credit facility shown above reflect the borrowing base limitation, but they are further subject to certain limitations by features in our credit facility commonly referred to as anti-cash hoarding provisions. The secured credit facilities used by Financial Services are described below.

     Our outstanding debt (in thousands) as of September 30, 2008 was as follows (due dates are presented in fiscal years):

Centex
Senior Debt:
Senior Notes, weighted-average 6.04%, due through 2017	$3,102,689
Land Acquisition Notes and Other, weighted-average 10.00%, due through 2018	878

3,103,567
Financial Services
Mortgage Warehouse Facilities, weighted-average 5.13%	300,326

$3,403,893

     During the six months ended September 30, 2008, the principal amount of our outstanding senior notes and other debt decreased $217.6 million resulting from the retirement of the following debt (dollars in thousands):

Debt Type	Amount

Senior Notes (1)	$(216,501)
Land Acquisition Notes and Other	(1,049)

$(217,550)

(1)	Amount includes $155 of debt discount amortization.
     Our homebuilding operations also have certain obligations under our joint venture arrangements, community district development bonds and other special financing districts. Additionally, Financial Services has committed to fund certain loans. See Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of these obligations.
     We had no borrowings under our revolving credit facility at September 30, 2008 or at any time during the three months then ended. The multi-bank credit facility contains certain financial covenants. We are required to maintain compliance with the borrowing base at all times and meet a tangible net worth minimum and not exceed a certain leverage ratio each quarter. At September 30, 2008, we were in compliance with all of our financial covenants, as shown in the table below (dollars in thousands):

	Required Level	Actual Level

Leverage Ratio	50.0%	42.3%
Excess Tangible Net Worth	Greater than $0	$573,075
Excess Borrowing Base	Greater than $0	$644,980
     Additionally, if our interest coverage ratio (as defined in the credit agreement) is less than 2 to 1, pricing under the credit facility is increased and the maximum allowed leverage ratio is decreased in increments of 2.5% each quarter to a floor of 40.0%. We monitor compliance with our financial covenants on a quarterly basis, including a review of forward-looking projections. If market conditions further deteriorate in the future and have an adverse effect on our business, financial condition or results of operations, including by causing additional significant land-related charges or other asset impairments, compliance with our financial covenants may be difficult to maintain. Violations of any of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in a maturity date acceleration by the lenders.
     As a result of market conditions affecting the mortgage finance industry, during the fiscal year 2008, CTX Mortgage Company, LLC increased its use of committed mortgage warehouse credit facilities. At September 30, 2008, CTX Mortgage Company, LLC had two committed mortgage warehouse credit facilities with commitments of $325 million and $150 million. Under the $325 million committed mortgage warehouse credit facility, the bank had the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if our long-term unsecured debt ratings fell below BB by S&P and Fitch or below Ba2 by Moody’s.
     On October 8, 2008, Moody’s lowered our debt rating from Ba2 to Ba3. This downgrade triggered the provisions in the $325 million committed bank warehouse credit facility discussed above. On October 30, 2008, CTX Mortgage Company, LLC executed an amendment to the bank warehouse credit facility that lowered (at our request) the commitment to $100 million, established a new debt ratings trigger that provides the bank the right to convert the facility to an amortizing loan if our credit rating falls below BB- by S&P and Fitch, or below B1 by Moody’s, and extended the maturity date of the facility to October 2009. Our long-term unsecured debt is currently rated BB by S&P, BB+ by Fitch and Ba3 by Moody’s. CTX Mortgage Company, LLC may seek to enter into additional mortgage warehouse facilities with other lenders. Further downgrades by a rating agency of two or more levels could result in the wind-down of the $100 million warehouse credit facility.
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
     In the case of all of our businesses, if our current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the conditions in capital and trading markets, the overall availability of credit to the homebuilding and mortgage finance industries, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity further decreased due to the current market downturn. In such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
     In order to reduce debt and to decrease future cash interest payments, as well as principal payments that are due at maturity or would be required to be made upon redemption, we may, from time to time, repurchase our outstanding debt securities. We will evaluate any such transactions in light of market conditions prevailing at the time, taking into account our liquidity, our future debt service requirements and our requirements for future access to capital.
     On October 8, 2008, we suspended the quarterly cash dividend on our common stock due to current economic conditions. The suspension of our dividend is intended to enable us to conserve cash for use in our business during the downturn in the housing market. There can be no assurance as to whether or under what circumstances dividend payments would be resumed.
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

     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of September 30, 2008			As of March 31, 2008
			Centex's			Centex's
	Number		Share	Number		Share
	of JVs (1)	Investments	of Debt (2)	of JVs (1)	Investments	of Debt (2)

Unleveraged Joint Ventures	26	$164,472	$—	29	$70,043	$—
Joint Ventures with Debt:	11			13
Limited Maintenance Guarantee (3) (4)		—	—		43,311	27,500
Repayment Guarantee (5)		(253)	14,297		3,154	13,692
Completion Guarantee (4)		45,669	127,381		78,274	133,935
No Recourse or Guarantee		—	24,000		12,040	24,000

	37	$209,888	$165,678	42	$206,822	$199,127

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We were the managing member of 22 and 23 of the active joint ventures as of September 30, 2008 and March 31, 2008, respectively. The number of joint ventures includes 12 and 17 joint ventures as of September 30, 2008 and March 31, 2008, respectively, for which substantially all of the joint ventures’ activities are complete.

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
     Total joint venture debt outstanding as of September 30, 2008 and March 31, 2008 was $349.2 million and $423.2 million, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of our joint ventures.
     Five of our joint ventures are in default of their joint venture debt agreements as of September 30, 2008. In addition, we expect three other joint ventures to be in default of their joint venture debt agreements subsequent to September 30, 2008. Our share of the total debt of these joint ventures that are either in default, or expected to be in default, is $143.4 million and is included in the table above. We are in discussions with the joint venture partners and lenders with respect to each joint venture. For all of our joint ventures, recourse under debt agreements is limited to our share of the debt, the underlying collateral or completion obligations of the joint venture partners.
     A summary of the estimated maturities of our share of joint ventures’ debt is provided below (dollars in thousands). We have estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of September 30, 2008, and we have not projected the early repayment of joint venture debt. Our share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2009 in the table below.

For the Fiscal Years Ending
March 31,

2009	$151,850
2010	4,410
2011	8,663
2012	755

$165,678

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
Mortgage Loan Allowances and Related Reserve
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates and current trends in loan originations. This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period. Please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information on this reserve as of September 30, 2008 and March 31, 2008.
     Financial Services also periodically reviews its construction loan commitments for collectibility. To establish the appropriate allowance, we first classify our construction loans, which are included in other mortgage loans, into risk categories. These categories are based on, among other things, loan product, the borrower’s credit profile, draw activity on the loan, loan delinquency rate, and the historical realization on construction loans. Each category of loans is then evaluated for potential credit and market-related risks. The allowance for loans we expect to convert to permanent loans that will be held for sale is based on the estimated market value of the loans. The allowance for loans we expect to eventually default is based on the credit risk of the loan.
     From time to time, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements. If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party. If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans. In addition, Financial Services will foreclose on certain nonperforming construction loans. We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends. Please refer to Note (C), “Mortgage Loans Receivable and Real Estate Owned,” of the Notes to Consolidated Financial Statements for additional information on our other mortgage loans and the related allowance as of September 30, 2008 and March 31, 2008.
     If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale. On all other nonperforming loans, we proceed to foreclose on the loan. Once we have received title to the underlying collateral, we classify the loan amount, net of its allowance, as real estate owned. We establish an allowance for real estate owned based upon the estimated value of the property. Real estate owned is reflected as a component of other inventory. At September 30, 2008 and March 31, 2008, real estate owned was $8.9 million and $10.9 million, respectively, which were net of allowances of $15.6 million and $12.8 million, respectively.
     Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at September 30, 2008 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.
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
     For the quarter ended September 30, 2008, discount rates used in our estimated discounted cash flow assessments ranged from 12% to 20%, with an average discount rate of 15%.
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
     We had no impairments of goodwill for the three months ended September 30, 2008. During the three months ended September 30, 2007, we recorded goodwill impairments totaling $61.3 million.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted SFAS 157 effective April 1, 2008. For further discussion regarding the adoption of SFAS 157, please refer to Note (H),

“Fair Values of Financial Instruments,” of the Notes to Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2 that delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for us to April 1, 2009. We are currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on our results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, to achieve similar results. We adopted SFAS 159 effective April 1, 2008. For further discussion regarding the adoption of SFAS 159, please refer to Note (H), “Fair Values of Financial Instruments,” of the Notes to Consolidated Financial Statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133,” or SFAS 161. SFAS 161 requires disclosures about why we utilize derivative instruments and how we account for them as well as how the instruments and the related hedged items affect our financial position, results of operations, and cash flows. SFAS 161 applies to all derivative instruments and hedged items accounted for under SFAS 133 and will be effective for us on January 1, 2009. We do not expect the adoption of SFAS 161 to have a material impact on our financial statements.

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
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — INFORMATION
Item 1. Legal Proceedings
     In the normal course of our business, we and/or our subsidiaries are involved in claims and disputes and are named as defendants in certain suits filed in various state and federal courts. These claims, disputes and lawsuits include construction defect claims, contract disputes and employee-related matters. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved are likely to have a material adverse effect on our consolidated financial condition or operations.
     For a discussion of certain litigation and similar proceedings in which we are involved, please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.
Item 1A. Risk Factors
     Our business and operations are subject to various risks and uncertainties, which are described in our various reports, including those set forth in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, or the 2008 Form 10-K. Set forth below are material changes in our risk factors since the 2008 Form 10-K. The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2008 Form 10-K.
     (1) The first and fourth risk factors contained in Item 1A of the 2008 Form 10-K, under “Home Building,” are amended to read as follows:
The homebuilding industry is undergoing a significant downturn; this downturn has had a material adverse effect on our business and results of operations and is expected to continue.
     Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn, which has had and continues to have a material adverse effect on our business and results of operations. We believe the principal factors currently affecting our performance in this downturn include each of the following, the impact of which varies based upon geographic market and product segment:
•	the current financial crisis affecting the banking system and financial markets and related volatility in the capital and credit markets,

•
declining homebuyer demand due to lower consumer confidence and an inability of many homebuyers to sell their existing homes resulting in part from unfavorable general economic conditions leading to concerns about whether the economy is in a recession,

•	elevated levels of new and existing homes for sale, including the impact of increases in residential foreclosures, which may increase if unemployment increases,

•
reduced availability and increased cost of mortgage financing due to the significant mortgage market disruptions, tightened credit standards for homebuyers, and the elimination of down payment assistance programs, and

•
pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories in order to generate cash.

     These conditions led to, in the most recent quarter, among other things, (i) substantial decreases in our homebuilding revenues, (ii) significant land-related impairments, (iii) write-offs of land deposits and pre-acquisition costs, and (iv) joint ventures’ impairments. As a result, our homebuilding operations incurred substantial losses and may continue to do so. Any worsening of market conditions in the homebuilding industry would have a further material adverse effect on our business and results of operations.
Increases in interest rates, decreases in the availability of mortgage financing or other changes in market conditions could make it more difficult or costly for customers to purchase our homes.
     Most of our homebuilding customers finance their home purchases through our Financial Services operations or, in some cases, third-party lenders. In general, housing demand is adversely affected by increases in interest rates or by decreases in the availability of mortgage financing as a result of increased credit standards, deteriorating customer credit quality or disruptions or other adverse conditions in mortgage lending markets. Beginning in fiscal year 2008 and continuing into fiscal year 2009, the mortgage markets experienced significant disruptions, which led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements for homebuyers and increased credit risk premiums. Any further tightening of credit standards or increases in interest rates could cause potential homebuyers to be less willing or able to purchase our homes. In general, if mortgage rates increase, it could become more difficult or costly for customers to purchase our homes, which would have an adverse effect on our results of operations.
     Certain of our homebuyers use down payment assistance programs, which played a role in a large number of our homebuyers’ loans during the quarter ended September 30, 2008. These programs allow homebuyers to receive gift funds from non-profit corporations to be used as a down payment. Homebuilders are a source of funding for these programs. Congress has enacted legislation to eliminate use of these programs in connection with FHA insured loans for contracts entered into after September 30, 2008. In light of the legislation, we will seek other financing alternatives, and seek different down payment programs for our customers who meet applicable guidelines. We do not believe that any such alternative programs will be less attractive to our customers than the programs previously offered and that our sales will suffer.
     (2) A new risk factor is hereby added to the existing risk factors under “Home Building” to read as follows:
Our results of operations are subject to significant changes in the cost of raw materials and other components of our houses and labor that are dependent on or impacted by increases in energy costs.
     The cost of fuel and other sources of energy increased when compared to the prior year. Some of these costs are borne by us directly, such as fuel for company-related motor vehicles and energy for the office buildings that we occupy. These increases in energy costs have also increased costs for our suppliers, who provide raw materials and the other components of our houses, and subcontractors, whose employees help construct our homes. Many of these cost increases are being passed on to us, and these and any additional cost increases could materially and adversely affect our cost of sales and operating profits.
     (3) The first risk factor under “Financial Services” is amended to read as follows:
General business, economic and market conditions may significantly affect the results of operations of our Financial Services operations.
     Our Financial Services operations are sensitive to general business and economic conditions in the United States. These conditions include the liquidity and availability of financing in mortgage finance markets, short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our Financial Services business could be adversely affected. Also, because Financial Services focuses on providing services to customers who are considering the purchase of a home from Home Building, reduced home sales will likely also impact Financial Services’ business in the form of reduced home loans and title services.
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
     (4) The following risk factors are hereby added at the beginning of “Factors Affecting Multiple Business Segments:”
Current levels of volatility in the capital and credit markets are unprecedented.
     The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain companies. Although we maintain a bank-committed line of credit for cash borrowings, if needed, and bank-committed warehouse lines of credit for our mortgage lending operations, if current levels of market disruption and volatility continue or worsen, we may be unable to amend or renew these agreements on acceptable terms upon their expiration or maturity. In addition, if we fail to maintain compliance with the financial and other covenants contained in our credit facilities, we may be obliged to seek a waiver of, or amendment to, our credit facilities from our lenders. In light of the recent disruptions in credit markets, our lenders may not be willing to grant such a waiver, or may require the payment of significant fees or changes in the terms of our credit agreements as a condition to doing so.
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
We cannot yet predict the impact of the U.S. government’s recently enacted plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions, or other government initiatives, on the financial markets.
     In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, Congress enacted (and the President signed) the Emergency Economic Stabilization, Energy Improvement and Extension, and Tax Extenders and AMT Relief Acts of 2008, or Relief Bill. Pursuant to the Relief Bill, the U.S. Treasury has authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The government has announced other initiatives to increase stability of banks and other financial institutions. However, we cannot predict what impact the Relief Bill will have on the financial markets, including the extreme levels of volatility currently being experienced.
     (5) The second, fourth and eighth risk factors contained in Item 1A of the 2008 Form 10-K, under “Factors Affecting Multiple Business Segments,” are amended to read as follows:
We could be adversely affected by a change in our credit rating.
     Our ability to sustain or grow our business and to operate in a profitable manner depends to a significant extent upon our ability to access capital. We use capital principally to finance operations, purchase and develop land, construct houses and originate mortgage loans. We also use our banking and credit relationships to arrange for the issuances of letters of credit and surety bonds. Until 2007, our access to capital was enhanced by the fact that our senior debt securities had an investment-grade credit rating from each of the principal credit rating agencies, and we were able to issue commercial paper. During the quarter ended December 31, 2007, S&P and Moody’s lowered their ratings of our senior debt, and changed our commercial paper rating to non-prime. Since then the rating of our senior debt has been lowered further. Our long-term debt ratings are currently BB, Ba3 and BB+ from S&P, Moody’s and Fitch, respectively. As a result of our current rating, we do not have access to many financing strategies that are available to companies with investment grade ratings. In addition, our multi-bank credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of the three rating agencies named above. We currently do not have investment grade ratings, and we are therefore subject to the borrowing base limitation. As a consequence, it may become more difficult and costly for us to access the capital that is required in order to implement our business plans and operate our business. Although we currently have substantial cash reserves, we also have a large amount of our debt outstanding. We may experience a further downgrade in our credit rating by the rating agencies that would likely result in increased costs for certain of our financing and also further restrict our ability to finance mortgage loan originations.
     As a result of the adverse market conditions affecting mortgage loans in 2007, CTX Mortgage Company, LLC no longer relies on asset-backed funding vehicles, such as HSF-I, for its mortgage funding needs. Instead, CTX Mortgage Company, LLC uses committed bank warehouse credit facilities. On October 8, 2008, Moody’s lowered our debt rating from Ba2 to Ba3. This downgrade triggered a provision in CTX Mortgage Company, LLC’s $325 million committed bank warehouse credit facility which permitted the bank to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans. On October 30, 2008, CTX Mortgage Company, LLC executed an amendment to this bank warehouse credit facility that (at our request) further lowered the commitment to $100 million, established a new debt trigger that provides the bank the right to convert the facility to an amortizing loan if our credit ratings fall below BB- by S&P and Fitch, or below

B1 by Moody’s, and extended the maturity date to October 2009. Further downgrades by a rating agency of two or more levels could result in the wind-down of this warehouse credit facility.
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business.
     The government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. FNMA and FHLMC have recently experienced financial difficulties and were placed into conservatorship because their ability to raise capital had become limited and there was concern about global and domestic systemic risk should either of these government-sponsored enterprises fail. The Federal Housing Finance Authority will serve as conservator until the institutions have been returned to a safe and solvent condition. We cannot predict whether the current conservatorship of FNMA or FHLMC will succeed in returning these institutions to normal business operations, or that actions of the conservator or future regulatory changes will not result in a significant restructuring of their businesses. Any new federal laws or regulations that restrict or curtail their activities, any changes in their mortgage purchase programs, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates or credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
We may not realize our net deferred tax assets.
     As of September 30, 2008, we had net deferred tax assets of $1.01 billion for which an $945 million valuation allowance has been established. The ultimate realization of the deferred tax assets is dependent upon a variety of factors, including taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The FASB provides in SFAS No. 109, “Accounting for Income Taxes”, that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on our assessment, including the implementation of certain tax planning strategies, the realization of approximately $945 million of our deferred tax assets is dependent upon future taxable income and, accordingly, we have established a valuation allowance equal to such amount.
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
     (6) A new section entitled “Outstanding Common Stock and Other Securities” is hereby added to our risk factors, at the end of the existing information:
Outstanding Common Stock and Other Securities
Our share price will fluctuate.
     The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:
•	operating results that vary from the expectations of securities analysts and investors;
•
factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;

•	the operating and securities price performance of companies that investors consider to be comparable to us;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and
•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

Dividends on our common stock have been suspended and future dividends remain uncertain.
     On October 9, 2008, we announced that our Board of Directors had suspended our quarterly cash dividend as a result of current economic conditions. We will continue to weigh the alternatives for returning cash to shareholders as economic conditions improve.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
     From time to time, we repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended September 30, 2008:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans
Period
July 1-31	—	$—	—	9,399,700
August 1-31	—	$—	—	9,399,700
September 1-30	—	$—	—	9,399,700

Total	—	$—	—

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
Item 4. Submission of Matters to a Vote of Security Holders
     On July 10, 2008, we held our Annual Meeting of Stockholders. A total of 108,295,444 shares out of 123,522,750 shares outstanding were represented in person or by proxy at the meeting. At the Annual Meeting, the following matters were addressed:
     (1) Barbara T. Alexander, Timothy R. Eller and James J. Postl were elected as directors to serve for a three-year term until the 2011 Annual Meeting. Voting results for these nominees are summarized below:

	Number of Shares
	For	Withheld	Broker Non-Votes
Barbara T. Alexander	106,447,649	1,847,795	—
Timothy R. Eller	106,148,782	2,146,662	—
James J. Postl	106,469,708	1,825,736	—
     Ursula O. Fairbairn, Thomas J. Falk, Matthew K. Rose and Thomas M. Schoewe continue as directors with a term expiring in 2009. Clint W. Murchison, III, Frederic M. Poses and David W. Quinn continue as directors with a term expiring in 2010.

     (2) Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009 as set forth in Proposal 2 of the Centex Corporation Proxy Statement dated June 6, 2008 (the “2008 Proxy Statement”). Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
107,431,108	52,355	811,981	—
     (3) Stockholders approved our amended and restated articles of incorporation as set forth in Proposal 3 of the 2008 Proxy Statement. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
106,712,760	750,973	831,711	—
     (4) Stockholders approved the material terms of the performance goals under the Centex Corporation 2003 Annual Incentive Compensation Plan as set forth in Proposal 4 of the 2008 Proxy Statement. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
95,700,176	11,706,000	889,267	—
     (5) Stockholders approved the material terms of the performance goals under the Centex Corporation 2003 Equity Incentive Plan as set forth in Proposal 5 of the 2008 Proxy Statement. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
96,937,007	10,473,752	884,685	—
     (6) Stockholders approved amendments to the Centex Corporation 2003 Equity Incentive Plan as set forth in Proposal 6 of the 2008 Proxy Statement. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
86,838,353	11,064,292	854,855	9,537,944
     (7) Stockholders did not approve a stockholder proposal regarding climate change as set forth in Proposal 7 of the 2008 Proxy Statement. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
16,466,850	46,642,451	35,648,199	9,537,944
     (8) Stockholders approved a stockholder proposal regarding declassification of the Board of Directors as set forth in Proposal 8 of the 2008 Proxy Statement. Voting results are summarized as follows:

Number of Shares
For	Against	Abstained	Broker Non-Votes
80,471,884	17,333,889	951,727	9,537,944

Item 6. Exhibits
     The following documents are filed as part of this Report.
3.1	Amended and Restated Articles of Incorporation of Centex Corporation (“Centex”) (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on July 15, 2008).

3.2	Amended and Restated By-Laws of Centex dated October 8, 2008 (incorporated by reference from Exhibit 3.1 to Centex’s Current Report on Form 8-K filed on October 14, 2008).

4.1	Specimen Centex common stock certificate (incorporated by reference from Exhibit 4.1 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

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

10.2a	Centex Corporation 2003 Equity Incentive Plan* (as amended through October 8, 2008) (filed herewith).

10.2b	Form of restricted stock award under 2003 Equity Incentive Plan* (management awards) (incorporated by reference from Exhibit 10.3 to Centex’s Current Report on Form 8-K filed on July 15, 2008).

10.2c	Form of restricted stock award under 2003 Equity Incentive Plan* (August 2008 non-employee director award) (filed herewith).

10.2d	Form of stock option award for 2003 Equity Incentive Plan* (August 2008 non-employee director award) (filed herewith).

10.3	Amended and Restated Executive Severance Policy* (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K filed on October 14, 2008).

10.4	Form of Amendment to Change of Control Agreement* (incorporated by reference from Exhibit 10.2 to Centex’s Current Report on Form 8-K filed on October 14, 2008).

10.5
Amendments to form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)* (incorporated by reference from Exhibit 10.3 to Centex’s Current Report on Form 8-K filed on October 14, 2008).

10.6	Amendment No. 2 to Centex Comprehensive Medical Plan* (incorporated by reference from Exhibit 10.4 to Centex’s Current Report on Form 8-K filed on October 14, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Chief Executive Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

November 4, 2008	/s/ Catherine R. Smith

Catherine R. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer)

November 4, 2008	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President and Controller
(principal accounting officer)