Form 10-Q
period 2008-12-31
CENTEX CORP
filed 2009-02-04
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 28, 2009: 124,349,404 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries
Form 10-Q Table of Contents
December 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Centex Corporation and Subsidiaries
Statements of Consolidated Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,
	2008	2007
Revenues
Home Building	$843,156	$1,811,084
Financial Services	29,032	62,203

	872,188	1,873,287

Costs and Expenses
Home Building	1,368,478	2,375,824
Financial Services	43,361	122,687
Other	(60)	(125)
Corporate General and Administrative	40,683	37,850
Interest Expense	17,758	—

	1,470,220	2,536,236

Loss from Unconsolidated Entities	(74,396)	(63,140)

Interest and Other Income	11,565	3,935

Loss from Continuing Operations Before Income Taxes	(660,863)	(722,154)
Income Tax Provision	3,043	253,897

Loss from Continuing Operations	(663,906)	(976,051)

Earnings from Discontinued Operations, net of Tax Provision of $0 and $595	—	863

Net Loss	$(663,906)	$(975,188)

Basic and Diluted Earnings (Loss) Per Share
Continuing Operations	$(5.34)	$(7.95)
Discontinued Operations	—	0.01

	$(5.34)	$(7.94)

Average Shares Outstanding
Basic and Diluted	124,360,192	122,787,414

Cash Dividends Per Share	$—	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Nine Months Ended December 31,
	2008	2007
Revenues
Home Building	$2,845,451	$5,720,388
Financial Services	157,864	240,869

	3,003,315	5,961,257

Costs and Expenses
Home Building	3,590,414	7,357,765
Financial Services	210,284	340,466
Other	(1,170)	(348)
Corporate General and Administrative	152,757	117,371
Interest Expense	28,911	—

	3,981,196	7,815,254

Loss from Unconsolidated Entities	(107,595)	(125,333)

Interest and Other Income	29,821	37,118

Loss from Continuing Operations Before Income Taxes	(1,055,655)	(1,942,212)
Income Tax Benefit	(21,017)	(189,319)

Loss from Continuing Operations	(1,034,638)	(1,752,893)

Earnings from Discontinued Operations, net of Tax Provision of $38,544 and $3,716	48,643	5,913

Net Loss	$(985,995)	$(1,746,980)

Basic and Diluted Earnings (Loss) Per Share
Continuing Operations	$(8.32)	$(14.35)
Discontinued Operations	0.39	0.05

	$(7.93)	$(14.30)

Average Shares Outstanding
Basic and Diluted	124,290,248	122,188,922

Cash Dividends Per Share	$0.08	$0.12

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands, except per share data)
(unaudited)

	Centex Corporation and Subsidiaries
	December 31, 2008	March 31, 2008
Assets
Cash and Cash Equivalents	$1,471,865	$586,810
Restricted Cash	46,754	51,440
Receivables -
Mortgage Loans, net	269,534	515,880
Trade and Other, including Notes of $19,945 and $17,388	224,462	823,861
From Affiliates	—	—
Inventories -
Housing Projects	3,319,811	4,628,860
Land Held for Development and Sale	489,850	558,756
Land Held Under Option Agreements Not Owned	114,782	147,792
Other	19,147	27,023
Investments -
Joint Ventures	139,789	206,822
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	40,057	77,931
Other Assets -
Deferred Income Taxes, net	50,275	191,246
Goodwill	9,933	51,622
Deferred Charges and Other, net	122,526	172,300
Assets of Discontinued Operations	—	96,989

	$6,318,785	$8,137,332

Liabilities and Stockholders’ Equity
Accounts Payable	$88,424	$259,170
Accrued Liabilities	1,592,938	1,805,519
Senior Notes and Other Debt	3,103,594	3,325,167
Financial Services Mortgage Warehouse Facilities	157,965	337,053
Liabilities of Discontinued Operations	—	34,001
Commitments and Contingencies
Minority Interests	61,261	77,761
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 124,316,835 and 123,278,881 Shares	31,940	31,763
Capital in Excess of Par Value	88,028	95,088
Retained Earnings	1,369,752	2,365,634
Treasury Stock, at Cost; 3,443,652 and 3,774,643 Shares	(175,117)	(193,824)

Total Stockholders’ Equity	1,314,603	2,298,661

	$6,318,785	$8,137,332

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex*		Financial Services
December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008

$1,432,694	$562,766	$39,171	$24,044
27,175	28,562	19,579	22,878

—	—	269,534	515,880
220,504	800,275	3,958	23,586
—	—	26,606	(43,463)

3,319,811	4,628,860	—	—
489,850	558,756	—	—
114,782	147,792	—	—
6,977	16,173	12,170	10,850

139,789	206,822	—	—
151,149	292,647	—	—
34,034	65,298	6,023	12,633

38,752	119,590	11,523	71,656
4,569	42,670	5,364	8,952
106,590	145,719	15,936	26,581
—	96,989	—	—

$6,086,676	$7,712,919	$409,864	$673,597

$84,898	$250,096	$3,526	$9,074
1,522,361	1,727,684	70,577	77,835
3,103,594	3,325,167	—	—
—	—	157,965	337,053
—	34,001	—	—

61,220	77,310	41	451

—	—	—	—

31,940	31,763	1	1
88,028	95,088	527,467	478,467
1,369,752	2,365,634	(349,713)	(229,284)
(175,117)	(193,824)	—	—

1,314,603	2,298,661	177,755	249,184

$6,086,676	$7,712,919	$409,864	$673,597

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries
	For the Nine Months Ended December 31,
	2008	2007

Cash Flows — Operating Activities
Net Loss	$(985,995)	$(1,746,980)
Adjustments
Depreciation and Amortization	27,523	40,384
Stock-based Compensation	16,339	29,620
Provision for Losses on Mortgage Loans and Real Estate Owned	12,139	122,124
Impairments and Write-off of Assets	670,092	1,641,304
Deferred Income Tax Provision (Benefit)	129,149	(27,029)
Loss of Joint Ventures and Unconsolidated Subsidiaries	107,595	125,333
Distributions of Earnings of Joint Ventures and Unconsolidated Subsidiaries	5,066	6,769
Gain on Sale of Assets	(92,070)	(16,966)
Changes in Assets and Liabilities, Excluding Effect of Dispositions
Decrease (Increase) in Restricted Cash	4,686	27,916
Decrease (Increase) in Trade, Notes and Other Receivables	597,374	(185,541)
Decrease in Mortgage Loans Held for Sale	184,653	727,052
(Increase) Decrease in Receivables from Affiliates	—	—
Decrease in Housing Projects and Land Held for Development and Sale	751,468	179,189
Decrease in Other Inventories	8,088	15,256
Decrease in Accounts Payable and Accrued Liabilities	(371,621)	(455,766)
Decrease (Increase) in Other Assets, net	27,222	24,455
Other	(297)	(71)

	1,091,411	507,049

Cash Flows — Investing Activities
(Issuance of) Payments received on Notes Receivable	(1,974)	4,158
Decrease in Construction Loans	44,805	59,546
Investment in and Advances to Joint Ventures	(65,734)	(160,877)
Distributions of Capital from Joint Ventures	12,343	67,755
Distributions from (Investment in and Advances to) Unconsolidated Subsidiaries	—	—
Purchases of Property and Equipment, net	(3,310)	(9,595)
Proceeds from Dispositions	217,264	21,978
Other	—	(3,563)

	203,394	(20,598)

Cash Flows — Financing Activities
Increase in Restricted Cash	—	47,123
Decrease in Short-term Debt, net	(183,138)	(1,034,766)
Centex
Repayment of Long-term Debt	(217,728)	(281,214)
Financial Services
Repayment of Long-term Debt	—	(60,000)
Proceeds from Stock Option Exercises	631	32,052
Excess Tax Benefit from Stock-Based Awards	437	4,606
Purchases of Common Stock, net	(93)	(598)
(Dividends Paid) and Capital Contributions Received	(9,887)	(14,536)

	(409,778)	(1,307,333)

Net Increase (Decrease) in Cash and Cash Equivalents	885,027	(820,882)
Cash and Cash Equivalents at Beginning of Period (1)	586,838	882,754

Cash and Cash Equivalents at End of Period (2)	$1,471,865	$61,872

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $28 as of March 31, 2008 and $220 as of March 31, 2007.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0 as of December 31, 2008 and $142 as of December 31, 2007.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex *		Financial Services
For the Nine Months Ended December 31,		For the Nine Months Ended December 31,
2008	2007	2008	2007

$(985,995)	$(1,746,980)	$(56,729)	$(61,706)

24,240	35,688	3,283	4,696
16,339	29,620	—	—
—	—	12,139	122,124
670,092	1,641,304	—	—
69,016	13,116	60,133	(40,145)
164,324	187,039	—	—
68,766	21,769	—	—
(47,414)	(16,966)	(44,656)	—

1,387	28,365	3,299	(449)
578,704	(202,314)	18,670	16,773
—	—	184,653	727,052
—	—	(51,069)	49,614
751,468	179,189	—	—
4,659	8,763	3,429	6,493
(356,383)	(429,124)	(15,238)	(26,642)
16,687	25,547	10,535	(1,092)
113	150	(410)	(221)

976,003	(224,834)	128,039	796,497

(1,974)	4,158	—	—
—	—	44,805	59,546
(65,734)	(160,877)	—	—
12,343	67,755	—	—
21,069	(252,614)	—	—
(2,975)	(7,900)	(335)	(1,695)
161,858	21,978	55,406	—
—	(3,563)	—	—

124,587	(331,063)	99,876	57,851

—	—	—	47,123
(4,050)	(807)	(179,088)	(1,033,959)

(217,728)	(281,214)	—	—

—	—	—	(60,000)
631	32,052	—	—
437	4,606	—	—
(93)	(598)	—	—
(9,887)	(14,536)	(33,700)	188,000

(230,690)	(260,497)	(212,788)	(858,836)

869,900	(816,394)	15,127	(4,488)
562,794	870,688	24,044	12,066

$1,432,694	$54,294	$39,171	$7,578

*
In the supplemental data presented above, “Centex” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of consolidated cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
(A) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries and other entities in which Centex Corporation has a controlling interest (the “Company”). Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (D), “Inventories.” The Company’s principal homebuilding subsidiary is Centex Homes, a Nevada general partnership. All significant intercompany balances and transactions have been eliminated. The unaudited statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.
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

Interest Expense
     Interest expense relating to the Financial Services segment is included in Financial Services’ costs and expenses. Home Building capitalizes interest incurred as a component of housing projects’ inventory cost. Capitalized interest is included in Home Building’s costs and expenses as related housing inventories are sold or otherwise charged to costs and expenses. In prior years, the Company’s inventory subject to interest capitalization exceeded its debt levels. Due to the reduction in homebuilding inventories, the Company’s debt level exceeded its inventory subject to capitalization during the three and nine months ended December 31, 2008. As a result, a portion of the interest incurred was charged directly to interest expense.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

Total Interest Incurred	$55,814	$68,206	$170,404	$226,643
Less — Interest Capitalized	(35,710)	(56,999)	(131,301)	(178,369)
Financial Services’ Interest Expense	(2,346)	(11,207)	(10,192)	(48,274)

Interest Expense, net	$17,758	$—	$28,911	$—

Capitalized Interest Charged to Home
Building’s Costs and Expenses	$67,032	$69,854	$119,799	$209,618

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

Stock-Based Employee Compensation Arrangements
     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). The following information represents the Company’s grants of stock-based compensation to employees and directors during the nine months ended December 31, 2008 and the year ended March 31, 2008:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant

For the year ended March 31, 2008	Stock Options	646.6	$10,116.9
	Stock Units	283.3	$11,901.2
	Restricted Stock	160.1	$5,035.0

For the nine months ended December 31, 2008	Stock Options	1,827.0	$14,072.9
	Stock Units	375.2	$8,265.7
	Restricted Stock	663.0	$9,699.8
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
     In addition to the stock-based awards in the above table, the Company issued to officers and employees during the first quarter of fiscal years 2009 and 2008 long-term performance awards that vest after three years. These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in total shareholder return (fiscal year 2009 awards) and in earnings per share growth and return on equity (fiscal year 2008 awards), as well as changes in the Company’s stock price between the date of grant and the end of the performance period. Those awards granted during the first quarter of fiscal year 2009 had an initial aggregate value of $28.3 million. Those awards granted during the first quarter of fiscal year 2008 were adjusted to an aggregate value of $3.0 million as of December 31, 2008. In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.
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
     The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

Cash Paid for Interest (1)	$54,068	$65,318	$161,001	$219,313

Net Cash Paid (Refund) for Taxes	$(78,749)	$81	$(704,580)	$209,286

(1)	Amounts include capitalized interest.
     As explained in Note (D), “Inventories,” pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of December 31, 2008 and March 31, 2008, the Company consolidated $64.4 million and $75.3 million, respectively, of land as inventory under the caption “land held under option agreements not owned.” The Company also recorded $24.3 million and $38.1 million as of December 31, 2008 and March 31, 2008, respectively, of lot option agreements as financing arrangements pursuant to the provisions of SFAS 49, “Product Financing Arrangements” (“SFAS 49”).

     In addition to the items noted above, the Company’s adoption of FIN 48, effective April 1, 2007, was treated as a non-cash item in the Statements of Consolidated Cash Flows. The adoption of FIN 48 resulted in a $116.0 million increase to deferred income taxes, a $329.2 million increase in accrued liabilities and a $213.2 million reduction in stockholders’ equity in the first quarter of fiscal year 2008. Transfers of mortgage loans between loan categories have been treated as non-cash items.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to achieve similar results. The Company adopted SFAS 159 effective April 1, 2008. For additional information, refer to Note (H), “Fair Values of Financial Instruments.”
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
Reclassifications
     Certain prior year balances have been reclassified to be consistent with the December 31, 2008 presentation, including reclassifications of discontinued operations.

(B) STOCKHOLDERS’ EQUITY
     A summary of changes in stockholders’ equity is presented below:

			Capital in		Treasury
	Common Stock		Excess of	Retained	Stock,
	Shares	Amount	Par Value	Earnings	at Cost	Total

Balance, March 31, 2008	123,279	$31,763	$95,088	$2,365,634	$(193,824)	$2,298,661
Issuance of Restricted Stock and Stock Units	1,004	166	(24,456)	—	18,800	(5,490)
Stock Compensation	—	—	16,339	—	—	16,339
Exercise of Stock Options	37	9	531	—	—	540
Tax Benefit from Stock-Based
Awards	—	—	437	—	—	437
Cash Dividends	—	—	—	(9,887)	—	(9,887)
Purchase of Common Stock for
Treasury	(9)	—	—	—	(93)	(93)
Other Stock Transactions	6	2	89	—	—	91
Net Loss	—	—	—	(985,995)	—	(985,995)

Balance, December 31, 2008	124,317	$31,940	$88,028	$1,369,752	$(175,117)	$1,314,603

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

	As of
	December 31, 2008			March 31, 2008
	Gross	Allowance	Net	Gross	Allowance	Net

Mortgage Loans Held for Sale	$199,143	$(1,042)	$198,101	$388,385	$(4,092)	$384,293
Other Mortgage Loans	175,705	(104,272)	71,433	283,191	(151,604)	131,587

Mortgage Loans Receivable	$374,848	$(105,314)	$269,534	$671,576	$(155,696)	$515,880

Real Estate Owned	$37,870	$(25,700)	$12,170	$23,635	$(12,785)	$10,850

     Changes in the allowance for losses on mortgage loans receivable and real estate owned for the nine months ended December 31, 2008 and the year ended March 31, 2008 were as follows:

	December 31, 2008	March 31, 2008 (1)

Balance at Beginning of Period	$168,481	$17,576
Provision for Losses	12,139	176,109
Charge-offs/Recoveries	(49,606)	(25,204)

Balance at End of Period	$131,014	$168,481

(1)	For the nine months ended December 31, 2007, provision for losses and charge-offs/recoveries were $122,124 and $(7,863), respectively.
     As of December 31, 2008, Financial Services is committed, under existing construction loan agreements, to fund up to an additional $3.6 million. During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it intends to fulfill its existing funding commitments.

     The Company has established a liability for anticipated losses associated with mortgage loans originated and sold. Please refer to Note (G), “Commitments and Contingencies,” for information on this reserve at December 31, 2008 and March 31, 2008.
(D) INVENTORIES
     For the three and nine months ended December 31, 2008, the Company recorded $467.1 million and $594.1 million, respectively, in land-related impairments. For the three and nine months ended December 31, 2007, the Company recorded $502.9 million and $1,492.4 million, respectively, in land-related impairments.
Housing Projects
     A summary of housing projects is provided below:

	As of
	December 31, 2008	March 31, 2008

Direct Construction	$1,268,872	$1,746,016
Land Under Development	2,050,939	2,882,844

Housing Projects	$3,319,811	$4,628,860

Land Held for Development and Sale and Land Held Under Option Agreements Not Owned
     The Company enters into land option purchase agreements. Under the option agreements, the Company pays a stated deposit or posts a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices. These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land, and expire on various dates. A summary of the Company’s land option agreements is provided below:

	As of
	December 31, 2008	March 31, 2008

Number of Land Option Agreements	65	145

Total Cash Deposits in Inventory	$28,443	$53,941
Letters of Credit	747	943

Total Invested through Deposits or Secured with Letters of Credit	$29,190	$54,884

Total Purchase Price of Land Option Agreements	$593,258	$1,131,976

     A summary of the Company’s land held for development and sale and land held under option agreements not owned is provided below:

	As of December 31, 2008		As of March 31, 2008
		Land Held		Land Held
	Land Held for	Under Option	Land Held for	Under Option
	Development	Agreements	Development	Agreements
	and Sale	Not Owned	and Sale	Not Owned

Cash Deposits	$8,368	$20,075	$20,711	$33,230
Pre-acquisition Development Costs	4,913	5,994	10,810	1,084
Remaining Purchase Price of Land Options Recorded Pursuant to:
FIN 46 (1)	—	64,423	—	75,344
SFAS 49 (2)	—	24,290	—	38,134
Owned Land Held for Development and Sale (3)	476,569	—	527,235	—

	$489,850	$114,782	$558,756	$147,792

(1)
In accordance with the provisions of FIN 46, the Company is the primary beneficiary of certain option agreements to purchase land. Land consolidated under FIN 46 is recorded with a corresponding increase to minority interests. At December 31, 2008, nine land option agreements were consolidated pursuant to FIN 46.

(2)
As of December 31, 2008, the Company recorded six land option agreements as financing arrangements pursuant to the provisions of SFAS 49. The remaining obligation under such financing arrangements is recorded in accrued liabilities.

(3)	Amount includes owned land, including development costs, that is not currently anticipated to be developed for more than two years and land that the Company intends to sell within one year.
     The Company writes off deposits and pre-acquisition costs when it determines that it is probable the property will not be acquired. Write-offs of land deposits and pre-acquisition costs amounted to $13.9 million and $37.9 million for the three and nine months ended December 31, 2008, respectively, and $26.4 million and $87.6 million for the three and nine months ended December 31, 2007, respectively.
(E) GOODWILL
     A summary of goodwill by segment is presented below:

	As of	Goodwill		Goodwill	As of
	March 31, 2008	Disposed		Impairments	December 31, 2008
Home Building
East	$30,594	$—		$(30,594)	$—
Central	9,671	—		(5,102)	4,569
West	2,405	—		(2,405)	—
Other homebuilding	—	—		—	—

Total Home Building	42,670	—		(38,101)	4,569
Financial Services	8,952	(3,588	)(1)	—	5,364

Total	$51,622	$(3,588)		$(38,101)	$9,933

(1)	Represents disposal of goodwill related to the sale of Westwood Insurance Agency.
     Goodwill is tested for impairment at the reporting unit level on an annual basis (January 1) or when management determines that due to certain circumstances the carrying amount of goodwill may not be recoverable. For the quarter ended December 31, 2008, management determined that events and circumstances had occurred that indicated the remaining goodwill balances within the homebuilding reporting units of the segment may not be recoverable. These events included, but were not limited to, continued significant land-related impairments, significant curtailment of housing demand, deteriorating conditions in the overall economy and a relatively low market capitalization compared to the overall book value of the Company. Based on these factors, the Company’s goodwill was evaluated for impairment at December 31, 2008. As a result of the impairment test, the Company recorded goodwill impairments as outlined in the table above.

(F) INDEBTEDNESS
     A summary of the Company’s debt, net of unamortized discounts as applicable, is presented below:

	As of
	December 31, 2008	March 31, 2008
Centex:
Senior Notes (unsecured):
Senior Notes due August 2008 at 4.875%	$—	$150,000
Senior Notes due September 2009 at 5.8%	210,920	225,000
Senior Notes due November 2010 at 4.55%	300,000	300,000
Senior Notes due February 2011 at 7.875%	392,494	399,992
Senior Notes due January 2012 at 7.5%	324,325	349,198
Senior Notes due August 2012 at 5.45%	295,000	315,000
Senior Notes due October 2013 at 5.125%	300,000	300,000
Senior Notes due May 2014 at 5.7%	350,000	350,000
Senior Notes due June 2015 at 5.25%	450,000	450,000
Senior Notes due May 2016 at 6.5%	480,000	480,000
Land Acquisition Notes and Other due through May 2017 (1)	855	5,977

Total Senior Notes and Other	3,103,594	3,325,167

Financial Services (secured):
Mortgage Warehouse Facilities (2)	157,965	337,053

Total Debt	$3,261,559	$3,662,220

(1)	Weighted average interest rates of 10.00% and 6.45% at December 31, 2008 and March 31, 2008, respectively.

(2)	Weighted average interest rates of 2.33% and 3.63% at December 31, 2008 and March 31, 2008, respectively.
     The weighted-average interest rates, including amortization of related issuance costs, for the Company’s debt during the nine months ended December 31, 2008 and 2007 were:

	For the Nine Months Ended December 31,
	2008	2007
Centex:
Senior Notes	5.99%	5.86%
Land Acquisition Notes and Other	10.00%	6.91%
Medium-term Note Programs	—	5.68%

Financial Services:
Mortgage Warehouse Facilities	5.47%	6.05%
Harwood Street Funding I, LLC Variable-Rate Subordinated Extendable Certificates	—	7.42%
     Maturities of the Company’s senior notes and other are as follows:

For the Fiscal Years Ending
March 31,
2009	$23
2010	211,021
2011	692,606
2012	324,449
2013	295,136
Thereafter	1,580,359

$3,103,594

     The Company is required to maintain compliance with certain financial covenants in the Company’s multi-bank revolving credit facility. At December 31, 2008, material covenants included a maximum leverage ratio, a minimum tangible net worth and a borrowing base limitation on the availability of borrowings. The Company’s credit facility also included an interest coverage ratio. This ratio was a determinant of the maximum leverage ratio covenant and certain of the credit facility’s pricing provisions.
     On January 23, 2009, the Company obtained from lenders a waiver of any potential non-compliance with its minimum tangible net worth covenant as of December 31, 2008, and the credit facility was amended as described more fully below. At December 31, 2008, the Company was in compliance with all of the other financial covenants contained in this credit facility.
     In addition, Financial Services maintains two committed mortgage warehouse credit facilities that contain various affirmative and negative covenants that are generally customary for facilities of this type. At December 31, 2008, Financial Services was not in compliance with a covenant in one of the facilities which was subsequently waived by the lender during January 2009. At December 31, 2008, Financial Services was in compliance with its remaining financial covenants.
Credit Facilities
     The Company’s credit facilities as of December 31, 2008 are summarized below:

	Credit Facilities
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000
Letters of Credit	600,000

	1,350,000

Financial Services
Secured Credit Facilities	250,000

	$1,600,000	(1)

(1)	Prior to amendment of revolving credit facility during January 2009.
     At December 31, 2008, the Company maintained a $1.35 billion committed, unsecured, multi-bank revolving credit facility, maturing in July 2010, that provided funding for general corporate purposes and letters of credit up to a sub limit of $600 million. The revolving credit facility included a borrowing base limitation that applied whenever the Company did not have an investment grade senior unsecured debt rating from at least two of the following rating agencies: Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). At December 31, 2008, the Company did not have investment grade ratings and was therefore subject to the borrowing base limitation. At December 31, 2008, the Company’s long-term debt ratings were BB-, Ba3 and BB from S&P, Moody’s and Fitch, respectively. Under the borrowing base limitation, the sum of the net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility for direct borrowings and outstanding financial letters of credit could not exceed an amount calculated based on applying certain percentages to various categories of unencumbered homebuilding inventory and other assets. The Company had no amounts drawn on the revolving credit facility for direct borrowings at December 31, 2008 or at any time during the nine months then ended. As of December 31, 2008, the Company had $349.7 million of outstanding letters of credit under its facility, including $149.7 million of financial letters of credit. Financial letters of credit are generally issued as a form of financial or payment guaranty. At December 31, 2008, available capacity amounts for the revolving credit facility were also further subject to certain limitations by features in the Company’s credit facility commonly referred to as anti-cash hoarding provisions.
     In January 2009, the Company amended its multi-bank revolving credit facility to, among other things, reduce the total commitment, at the Company’s request, to $500 million from $1.35 billion, reduce the letter of credit sublimit, which is part of, and not in addition to, the total commitment, to $500 million from $600 million. The amended revolving credit facility continues to include a borrowing base limitation and anti-cash hoarding provisions. Given current debt ratings, the Company anticipates operating under the borrowing base limitation for the foreseeable future. At December 31, 2008, and after giving effect to the amendment, the available capacity under the amended revolving credit facility was $150.3 million. The amendment also increased the pricing structure used to determine the amount of the interest rate and other charges for direct borrowings, letters of credit and facility fees. The amended facility also changed the definition of minimum tangible net worth in the credit agreement effectively lowering the level of minimum tangible net worth required to be maintained by the Company beginning with the fiscal quarter ending March 31, 2009 to $650 million, subject to certain adjustments. The definition of leverage ratio (as defined in the credit agreement) was also amended and the maximum leverage ratio permitted to be maintained by the Company was increased to 65%, which is a fixed percentage not subject to further adjustment.
     In addition, the amended facility provides that, if the Company’s interest coverage ratio is less than 2 to 1, the Company is required to establish a liquidity reserve of cash balances to be maintained in segregated accounts with certain lenders in the credit facility. These amounts are not subject to a security interest, but will be classified as restricted cash. The amount of the liquidity reserve is equal to eight times consolidated net interest expense (as defined in the credit agreement) for the most recent completed fiscal quarter.
     In January 2009, the Company deposited an aggregate of $354.9 million with certain lenders to comply with the liquidity reserve requirement for the quarter ended December 31, 2008. The Company may withdraw or must increase amounts on deposit in the liquidity reserve at the end of each fiscal quarter if the amount on deposit exceeds or is below the amount required for that fiscal quarter. The Company may withdraw all amounts on deposit once it satisfies the interest coverage ratio of 2 to 1.
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
     CTX Mortgage Company, LLC is currently funding its mortgage originations primarily through borrowings under two committed mortgage warehouse credit facilities with commitments of $150 million and $100 million at December 31, 2008. Borrowings under the warehouse facilities constitute short-term debt of Financial Services. At December 31, 2008, the available capacity under warehouse facilities was $92.0 million. The warehouse facilities generally allow CTX Mortgage Company, LLC to sell to the banks, on a revolving basis, mortgage loans up to an aggregate specified amount. Simultaneously, the banks have entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties. Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facilities are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan. Under the $100 million committed mortgage warehouse credit facility, the bank has the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if the Company’s long-term unsecured debt ratings fell below a specified level.
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
     CTX Mortgage Company, LLC and its related companies sold $690.6 million and $1.95 billion of mortgage loans to investors during the three months ended December 31, 2008 and 2007, respectively, and $3.37 billion and $7.03 billion during the nine months ended December 31, 2008 and 2007, respectively. CTX Mortgage Company, LLC and its related companies recognized gains on sales of mortgage loans and related derivative activity of $8.2 million and $21.8 million during the three months ended December 31, 2008 and 2007, respectively, and $55.0 million and $91.2 million during the nine months ended December 31, 2008 and 2007, respectively.

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
     A summary of the Company’s Home Building joint ventures is presented below:

	As of December 31, 2008			As of March 31, 2008
			Centex’s			Centex’s
	Number		Share	Number		Share
	of JVs(1)	Investments	of Debt(2)	of JVs (1)	Investments	of Debt (2)

Unleveraged Joint Ventures	27	$152,620	$—	29	$70,043	$—
Joint Ventures with Debt:	10			13
Limited Maintenance Guarantee (3) (4)		—	—		43,311	27,500
Repayment Guarantee (5)		(2,959)	4,197		3,154	13,692
Completion Guarantee (4)		(9,373)	123,755		78,274	133,935
No Recourse or Guarantee		(499)	24,000		12,040	24,000

	37	$139,789	$151,952	42	$206,822	$199,127

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity. The Company was the managing member of 22 and 23 of the active joint ventures as of December 31, 2008 and March 31, 2008, respectively. The number of joint ventures includes 12 and 17 joint ventures as of December 31, 2008 and March 31, 2008, respectively, for which substantially all of the joint ventures’ activities are complete.

(2)	Centex’s share of debt represents the Company’s maximum exposure related to the joint ventures’ debt at each respective date, exclusive of any debt-related obligations recorded by the Company.

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
     Total joint venture debt outstanding as of December 31, 2008 and March 31, 2008 was $340.9 million and $423.2 million, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, the Company has not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of its joint ventures. However, the Company has recorded obligations pursuant to its share of certain completion and repayment guarantees.
     Eight of the Company’s joint ventures are in default of their joint venture debt agreements as of December 31, 2008. The Company’s share of the total debt of these joint ventures that are in default is $142.6 million and is included in the table above. The Company is in discussions with the joint venture partners and lenders with respect to each joint venture. For all of the Company’s joint ventures, recourse under debt agreements is limited to the Company’s share of the debt, the underlying collateral or completion obligations of the joint venture partners. In some cases, however, the Company may elect to make additional contributions or payments, beyond its share of the debt, if the Company determines that doing so is in its best interests or allows it to preserve all or part of the value of its investment in a particular property or project, which may otherwise be subject to foreclosure.

     A summary of the estimated maturities of the Company’s share of joint ventures’ debt is provided below. The Company has estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of December 31, 2008. The Company’s share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2009 in the table below.

For the Fiscal Years Ending
March 31,
2009	$144,566
2010	3,189
2011	4,197

$151,952

Letters of Credit and Surety Bonds
     In the normal course of business, the Company posts letters of credit and surety bonds: (1) pursuant to certain performance related obligations, (2) as security for certain land option purchase agreements of Home Building, and (3) under various insurance programs. The Company also previously obtained surety bonds, which are reflected as discontinued operations in the table below, pursuant to construction obligations of Construction Services prior to the sale of this segment on March 30, 2007. No event has occurred that has led the Company to believe that these letters of credit or bonds will be drawn upon.
     A summary of the Company’s outstanding letters of credit and surety bonds as of December 31, 2008 and March 31, 2008 is presented below (dollars in millions):

	As of December 31, 2008			As of March 31, 2008
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds
Home Building	$118.2	$1,032.3	(1)	$168.6	$1,527.9
Financial Services	30.9	9.7		35.7	12.3
Other	168.4	0.2		167.0	0.2
Discontinued Operations (2)	33.1	1,868.3		35.3	3,093.9

	$350.6	$2,910.5		$406.6	$4,634.3

(1)	The Company estimates that $398.5 million of work remains to be performed on these projects as of December 31, 2008.

(2)
After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. These surety bonds have a total face amount of $1.87 billion at December 31, 2008, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At December 31, 2008, the Company estimates that $263.4 million of work remains to be performed on these projects. In connection with certain of these surety bond obligations, the Company posted a $100 million letter of credit to such surety which is included in Other above. The purchaser of Construction Services agreed to indemnify the Company against losses relating to such surety bond obligations, including amounts drawn under such letter of credit. The Company purchased for its benefit an additional back-up indemnity provided by a financial institution with an A+ (S&P) and A1 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $400.0 million as of December 31, 2008 and will remain at $400.0 million until termination in 2016.

Community Development and Other Special District Obligations
     A Community Development District or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period. In addition and in accordance with SFAS No. 5, “Accounting for Contingencies,” the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance. This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners. At December 31, 2008 and March 31, 2008, the Company had recorded $315.3 million and $351.9 million, respectively, in accrued liabilities for outstanding CDD obligations.

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
     Changes in Home Building’s contractual warranty liability are as follows for the nine months ended December 31, 2008 and the year ended March 31, 2008:

	December 31, 2008	March 31, 2008 (1)
Balance at Beginning of Period	$29,155	$44,293
Warranties Issued	11,592	27,858
Settlements Made	(13,445)	(40,915)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(11,155)	(2,081)

Balance at End of Period	$16,147	$29,155

(1)	For the nine months ended December 31, 2007, warranties issued, settlements made and changes in liability of pre-existing warranties were $24,634, $(32,762) and $(863), respectively.
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold. Changes in Financial Services’ liability are as follows for the nine months ended December 31, 2008 and the year ended March 31, 2008:

	December 31, 2008	March 31, 2008 (1)
Balance at Beginning of Period	$13,903	$16,863
Provision for Losses	643	1,676
Settlements	(5,730)	(9,251)
Changes in Pre-Existing Reserves	16,668	4,615

Balance at End of Period	$25,484	$13,903

(1)	For the nine months ended December 31, 2007, provisions for losses, settlements and changes in pre-existing reserves were $1,270, $(6,752) and $4,614, respectively.
Insurance Accruals
     The Company has certain self-insured retentions and deductible limits under its workers’ compensation, automobile and general liability (including claims for construction defects) insurance policies. The Company establishes reserves for its self-insured retentions and deductible limits based on an analysis of historical claims and an estimate of claims incurred but not yet reported. Projection of losses concerning these liabilities, in particular construction defect exposures, is subject to a high degree of variability due to factors such as claim settlement patterns, litigation trends and legal interpretations, among others. In addition, construction defect claims may occur over an extended period after the closing of a home. On an annual basis, the Company engages actuaries to assist in the evaluation and development of claim rates and required reserves for self insurance including reserves related to construction defects and general liability claims. The Company periodically assesses the adequacy of its insurance accruals and adjusts the amounts as necessary.
     Although the Company considers the insurance accruals reflected in its Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses. Expenses associated with insurance claims up to the Company’s deductible limits for the nine months ended December 31, 2008 were $22.1 million and $47.0 million for fiscal year 2008. As of December 31, 2008 and March 31, 2008, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $236.3 million and $221.0 million, respectively, and consisted primarily of general liability retentions associated with construction defects.
Forward Trade and Interest Rate Lock Commitments
     Forward trade commitments represent contracts with investors for delayed delivery of mortgage loans at a specified future date at a specified interest rate. The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to borrowers that are expected to close. At December 31, 2008, the Company had $179.2 million of commitments to deliver mortgages to investors against interest rate lock commitments. These forward trade commitments are recorded in the Consolidated Balance Sheets in other assets or accrued liabilities. In addition, at December 31, 2008, the Company had commitments to deliver approximately $199.2 million of mortgage loan inventory to investors. These forward trade commitments are recorded in the Consolidated Balance Sheets together with the related mortgage loan receivables.
     Interest rate lock commitments (“IRLCs”) represent individual borrower agreements that commit the Company to lend at a specified interest rate for a specified period as long as there is no violation of any condition established in the commitment contract. IRLCs are recorded in the Consolidated Balance Sheets in other assets or accrued liabilities. At December 31, 2008, the Company had loan commitments to prospective borrowers of $182.8 million.
     For additional information on forward trade commitments and interest rate lock commitments, please refer to Note (H), “Fair Values of Financial Instruments,” and Note (K), “Derivatives and Hedging.”
Litigation and Related Matters
     In the normal course of its business, the Company is involved in claims and disputes and is named as a defendant in certain suits filed in various state and federal courts. These claims, disputes and lawsuits include construction defect claims, contract disputes and employee-related matters. Management believes that none of the litigation matters in which the Company is involved would have a material adverse effect on the consolidated financial condition or operations of the Company.
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
     Mortgage loans held for sale and forward trade commitments are valued based upon quoted market prices for similar instruments. The servicing asset is reflected in deferred charges and other assets in the accompanying Consolidated Balance Sheets and is valued based upon servicing sales contracts entered into with third parties. Interest rate lock commitments are valued at quoted market prices, plus the related service release premium, multiplied by a projected customer close ratio. The service release premium is based upon the Company’s servicing sales contracts, and the projected customer close ratio is based upon the Company’s historical customer fall-out rate.

     The following table presents the Company’s financial instruments measured at fair value on a recurring basis at December 31, 2008 for each hierarchy level:

	Level 1	Level 2	Level 3	Total
Assets
Mortgage Loans Held for Sale	$—	$204,150	$—	$204,150
Forward Trade Commitments (Interest Rate Lock Commitments)	—	—	—	—
Servicing Asset	—	30	—	30
Interest Rate Lock Commitments	—	—	4,251	4,251

Total	$—	$204,180	$4,251	$208,431

Liabilities
Interest Rate Swap Agreements	$—	$1,072	$—	$1,072
Forward Trade Commitments (Mortgage Loans Held for Sale)	—	6,049	—	6,049

Total	$—	$7,121	$—	$7,121

     As of December 31, 2008, the aggregate fair value exceeded the unpaid principal balance of mortgage loans held for sale by $5.9 million and, accordingly, this amount has been recognized as a gain in current earnings within Financial Services’ revenues. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in Financial Services’ revenues.
     The following table summarizes changes in Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended December 31, 2008:

Interest Rate
Lock
Commitments

Balance at beginning of period	$9,271
Purchases, issuances, and settlements	(5,020)
Loss included in earnings due to change in valuation of items held	—

Fair value at December 31, 2008	$4,251

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
     The following table presents for each hierarchy level the Company’s financial instruments measured at fair value on a nonrecurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Other Mortgage Loans	$—	$—	$71,433	$71,433

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

(I) BUSINESS SEGMENTS
     As of December 31, 2008, the Company operated in two principal lines of business: Home Building and Financial Services. These lines of business operate in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.
     In fiscal year 2007, the Company completed the sale of Construction Services. In April 2008, the Company completed the sale of its home services operations. For additional information regarding the sale of these businesses, refer to Note (L), “Discontinued Operations.” All prior year segment information has been revised to conform to the current year presentation.
Home Building
     The Company’s Home Building operations currently involve the construction and sale of detached and attached single-family homes. Home Building consists of the following reporting segments that have operations located in the following states:
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
Financial Services
     The Company’s Financial Services reporting segment consists of its mortgage lending and title agency services. Financial Services originates loans for homes sold by the Company and its subsidiaries, which are referred to as “Builder Loans.” Financial Services also originates loans for homes built by others, as well as the refinancing of existing mortgages, which are referred to as “Retail Loans.” As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, the Company focused its mortgage operations on Builder Loans to support Home Building.
     During July 2008, Financial Services made a decision to cease its Retail Loan operations. The wind-down was executed in an orderly manner and was substantially completed as of December 31, 2008. Financial Services, which originally operated approximately 80 retail branches, substantially ceased originating Retail Loans during the third quarter of fiscal year 2009. Since July 2008, the Company has recorded $26.3 million in costs related to the wind-down of the Retail Loan operations including $19.4 million of severance costs, primarily associated with the reduction of personnel in the retail branches, $3.3 million of contract termination costs related to various lease agreements associated with the retail branch locations, and $3.6 million of asset write-downs. At December 31, 2008, accrued expenses related to the wind-down of the Retail Loan operations amounted to $3.5 million and primarily related to contract termination costs.
     Due to the exit from the Retail Loan market, Financial Services has focused its mortgage operations primarily on Builder Loans. In response, during the third quarter of fiscal year 2009, Financial Services began to transition the origination of Builder Loans to a centralized production model. During the third quarter of fiscal year 2009, Financial Services incurred approximately $4.4 million related to this transition, and it expects to incur an additional $5 million to $10 million during the fourth quarter of fiscal year 2009 to complete this process.
     Financial Services’ revenues include interest income of $4.2 million and $14.6 million for the three months, and $16.4 million and $61.8 million for the nine months, ended December 31, 2008 and 2007, respectively. Financial Services’ cost of sales is comprised of interest expense related to debt issued to fund its home financing activities.

Other
     The Company’s Other segment consists of corporate general and administrative expense, including Home Building corporate-related general and administrative expense and interest income.
     The following are components of the Other segment’s loss from continuing operations before income tax:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Corporate General and Administrative Expense	$(40,683)	$(37,850)	$(152,757)	$(117,371)
Interest Expense	(17,758)	—	(28,911)	—
Interest and Other Income	6,953	1,445	19,346	24,493

	$(51,488)	$(36,405)	$(162,322)	$(92,878)

Summary of the Company’s Results of Operations by Segment

	For the Three Months Ended December 31,
	2008			2007
			Earnings (Loss)			Loss from
		Loss	from Continuing		Loss	Continuing
		from	Operations		from	Operations
		Unconsolidated	Before		Unconsolidated	Before
	Revenues	Entities(1)	Income Tax	Revenues	Entities (1)	Income Tax
Home Building
East	$339,570	$(61,809)	$(285,977)	$561,826	$(8,046)	$(177,125)
Central	261,684	(7,717)	(61,757)	452,258	(108)	(37,032)
West	240,966	(4,870)	(262,173)	763,002	(54,986)	(377,589)
Other homebuilding	936	—	14,861	33,998	—	(33,519)

Total Home Building	843,156	(74,396)	(595,046)	1,811,084	(63,140)	(625,265)
Financial Services	29,032	—	(14,329)	62,203	—	(60,484)
Other	—	—	(51,488)	—	—	(36,405)

Total	$872,188	$(74,396)	$(660,863)	$1,873,287	$(63,140)	$(722,154)

(1)
Included in Home Building’s loss from unconsolidated entities for the three months ended December 31, 2008 and 2007 is the Company’s share of joint ventures’ impairments totaling $70.6 million and $24.9 million, respectively.

	For the Nine Months Ended December 31,
	2008			2007
			Earnings (Loss)		Earnings	Loss from
		Loss	from Continuing		(Loss)	Continuing
		from	Operations		from	Operations
		Unconsolidated	Before		Unconsolidated	Before
	Revenues	Entities(1)	Income Tax	Revenues	Entities (1)	Income Tax
Home Building
East	$958,646	$(90,444)	$(419,241)	$1,856,359	$(38,696)	$(310,088)
Central	855,672	(11,652)	(97,709)	1,423,409	459	(64,781)
West	1,013,637	(5,499)	(334,566)	2,307,220	(87,096)	(1,196,135)
Other homebuilding	17,496	—	10,603	133,400	—	(178,733)

Total Home Building	2,845,451	(107,595)	(840,913)	5,720,388	(125,333)	(1,749,737)
Financial Services	157,864	—	(52,420)	240,869	—	(99,597)
Other	—	—	(162,322)	—	—	(92,878)

Total	$3,003,315	$(107,595)	$(1,055,655)	$5,961,257	$(125,333)	$(1,942,212)

(1)
Included in Home Building’s loss from unconsolidated entities for the nine months ended December 31, 2008 and 2007 is the Company’s share of joint ventures’ impairments totaling $102.2 million and $88.5 million, respectively.

     A summary of the Company’s impairments and write-offs, by segment, is as follows:

	For the Three Months Ended December 31,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building
East	$30,594	$185,992	$2,392	$—	$157,284	$11,477
Central	5,102	49,409	1,009	—	33,009	4,810
West	2,405	231,673	10,464	—	283,580	10,126
Other homebuilding	—	—	—	—	29,076	(47)

Total Home Building	38,101	467,074	13,865	—	502,949	26,366
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$38,101	$467,074	$13,865	$—	$502,949	$26,366

	For the Nine Months Ended December 31,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs
Home Building
East	$30,594	$238,960	$19,654	$22,452	$260,861	$40,900
Central	5,102	76,881	3,423	4,339	74,856	15,299
West	2,405	271,075	14,835	34,531	984,677	31,224
Other homebuilding	—	7,163	—	—	172,034	131

Total Home Building	38,101	594,079	37,912	61,322	1,492,428	87,554
Financial Services	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$38,101	$594,079	$37,912	$61,322	$1,492,428	$87,554

     A summary of inventory and total assets, by segment, is as follows:

	As of
	December 31, 2008		March 31, 2008
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,939,043	$2,133,496	$2,357,273	$2,631,144
Central	737,725	759,457	963,999	1,007,937
West	970,765	1,062,394	1,701,506	1,842,358
Other homebuilding	283,887	1,247,855	328,803	1,128,285

Total Home Building	3,931,420	5,203,202	5,351,581	6,609,724
Financial Services	12,170	409,864	10,850	673,597
Other (1)	—	705,719	—	757,022
Discontinued Operations	—	—	—	96,989

Total	$3,943,590	$6,318,785	$5,362,431	$8,137,332

(1)	The Company’s Other segment includes cash, income taxes receivable and substantially all of the Company’s deferred income tax asset valuation allowance.

(J) INCOME TAXES
     The Company recognized income tax expense from continuing operations of $3.0 million and $253.9 million for the three months ended December 31, 2008 and 2007, respectively, and an income tax benefit from continuing operations of $21.0 million and $189.3 million for the nine months ended December 31, 2008 and 2007, respectively. The Company’s effective tax rate was (0.5%) and (35.2%) for the three months ended December 31, 2008 and 2007, respectively. For the nine months ended December 31, 2008 and 2007, the Company’s effective tax rate was 2.0% and 9.7%, respectively. The difference in the Company’s tax rate primarily results from the change in the deferred tax asset valuation allowance.
     As of December 31, 2008 and March 31, 2008, the Company had a federal income tax receivable of $85.3 million and $648.5 million, respectively, primarily relating to net operating loss carryback refund claims. During the nine months ended December 31, 2008, the Company received federal tax refunds of $699.3 million. The Company’s net deferred tax assets before the valuation allowance increased to $1.23 billion as of December 31, 2008 from $1.02 billion as of March 31, 2008. The Company had a $170.0 million deferred tax asset resulting from tax credits and net operating loss carryforwards at December 31, 2008. If unused, the various tax credits and net operating loss carryforwards will expire (beginning at various times depending on the tax jurisdiction) in the years 2013 through 2029.
     Based on an analysis performed under Internal Revenue Code Section 382 as of December 31, 2008, the Company does not believe it has experienced a change in ownership as defined by Section 382 and, therefore, the Company does not believe, at December 31, 2008, the net operating losses, built-in losses and tax credits are subject to a Section 382 limitation.
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
     Based on the Company’s assessment, the realization of approximately $1.18 billion of the Company’s deferred tax assets is dependent upon future taxable income. Based on the Company’s consideration of the current economic conditions, the homebuilding industry, and the related uncertainty in projections of future taxable income, the Company increased its valuation allowance by $354.1 million during the nine months ended December 31, 2008. The valuation allowance was $1.18 billion and $830 million as of December 31, 2008 and March 31, 2008, respectively.
     The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods (both federal and state). Changes in existing laws could affect the valuation of deferred tax assets for future periods.
     Pursuant to the provisions of FIN 48, the Company recorded gross unrecognized tax benefits of $352.0 million and $353.1 million as of December 31, 2008 and March 31, 2008, respectively (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax).
     It is possible that, within the next 12 months, the amount of the Company’s unrecognized tax benefits may decrease as a result of the potential resolution with the IRS of issues stemming from fiscal years 2001 through 2004 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals. However, the change that could occur within the next 12 months cannot be estimated at this time.
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
     The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $279.2 million and $272.3 million as of December 31, 2008 and March 31, 2008, respectively. For the three and nine months ended December 31, 2008, the Company accrued $8.9 million and $23.6 million, respectively, of gross accrued interest and penalties. As of December 31, 2008, gross accrued interest and penalties were $177.2 million. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.
(K) DERIVATIVES AND HEDGING
     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. Financial Services enters into mandatory forward trade commitments to manage the interest rate risk related to IRLCs and its portfolio of mortgage loans held for sale. Forward trade commitments related to IRLCs are treated as derivative instruments and their initial fair value is recorded on the balance sheet in other assets or accrued liabilities. Forward trade commitments related to mortgage loans are treated as derivatives and are recorded on the balance sheet together with the related mortgage loan receivables. Subsequent changes in the fair value of forward trade commitments are recorded as an adjustment to earnings. The net change in the estimated fair value of forward trade commitments treated as derivatives resulted in a loss of $4.3 million for the three months ended December 31, 2008 compared to a gain of $0.2 million for the three months ended December 31, 2007. The net change in the estimated fair value of forward trade commitments treated as derivatives resulted in losses of $3.8 million and $2.7 million for the nine months ended December 31, 2008 and 2007, respectively.
     Prior to April 1, 2008, the forward trade commitments used to hedge the interest rate risk related to Financial Services’ portfolio of mortgage loans held for sale were designated as fair value hedges. Changes in the fair value of these forward trade commitments and the mortgage loans, for which the hedge relationship was deemed effective, were recorded as an adjustment to earnings. To the extent the hedge was effective, gains or losses in the value of the hedged loans due to interest rate movement were offset by an equal and opposite gain or loss in the value of the forward trade commitment with no impact to earnings. To the extent the hedge contained some ineffectiveness, the ineffectiveness was recognized immediately in earnings. For the three and nine months ended December 31, 2007, the amount of hedge ineffectiveness included in earnings was a gain of $0.5 million and a loss of $10.7 million, respectively. Due in part to the adoption of SFAS 159 as it relates to the fair value measurement of mortgage loans held for sale discussed in Note (H), “Fair Values of Financial Instruments,” beginning April 1, 2008, the Company no longer accounts for these forward trade commitments as fair value hedges.
     Financial Services enters into IRLCs with its customers under which Financial Services agrees to lend at a specified interest rate for a specified period, generally from one to 30 days, if certain conditions are met. Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities. The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets. Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings. The net change in the estimated fair value of IRLCs resulted in a gain of $0.3 million and a loss of $5.0 million for the three and nine months ended December 31, 2008, respectively, compared to a loss of $0.1 million for the three months ended December 31, 2007 and a gain of $1.1 million for the nine months ended December 31, 2007.
     From time to time, the Company may enter into other forms of derivatives, including interest rate swap agreements, to hedge changes in market values of certain assets and liabilities. At December 31, 2008, the loss of $6.4 million of these derivatives is included in accrued liabilities in the Consolidated Balance Sheets. The notional value of such derivatives was $65.2 million at December 31, 2008.
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

     On April 3, 2008, the Company completed the sale of its home services operations to an unrelated third party and received $131.1 million in cash. A summary of the Company’s calculation of the related gain on sale is below:

For the Nine Months Ended
December 31, 2008
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
     On September 30, 2008, the Company completed the sale of Westwood Insurance Agency to an unrelated third party and received $55.4 million in cash, which is subject to post-closing adjustments. As a result of the sale, the Company recognized a pre-tax gain of $47.8 million, which has been included in discontinued operations. Historical operations of Westwood Insurance Agency are not material to the financial performance of the Company and, accordingly, have not been reclassified to discontinued operations.
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

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008(1)	2007 (2)	2008(1)	2007 (2)

Revenues	$—	$32,800	$—	$102,247
Costs and Expenses	—	(31,342)	—	(98,081)

Earnings Before Income Taxes	—	1,458	—	4,166
Provision for Income Taxes	—	595	—	1,629
Gain on Sale, net of Tax	—	—	48,643	3,376

	$—	$863	$48,643	$5,913

(1)	Includes the Company’s home services operations and the gain from sale of Westwood Insurance Agency.

(2)	Includes the Company’s home services operations and Construction Services.
(M) SUBSEQUENT EVENTS
     In January 2009, the Company amended its multi-bank revolving credit facility. For additional information, refer to Note (F), “Indebtedness.” Also, during January 2009, in connection with the amendment, the Company deposited an aggregate of $354.9 million with certain lenders to comply with the liquidity reserve requirement for the quarter ended December 31, 2008. This amount is not subject to a security interest but will be classified as restricted cash in the Company’s future financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations. It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.
Executive Summary
     Our results of operations for the three and nine months ended December 31, 2008 were materially affected by continuing adverse market conditions impacting our homebuilding and mortgage lending operations. These adverse market conditions began in fiscal year 2006, and in the most recent periods, have been exacerbated by significant decreases in demand for new housing and the current national economic recession, which is one of the most pronounced downturns experienced in many years. We are unable to predict whether the market will deteriorate further or when it will improve. Any further deterioration in market conditions is likely to have a material adverse effect on our business, financial condition and results of operations.
     A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2008	2007	Change

Revenues
Home Building	$843,156	$1,811,084	(53.4%)
Financial Services	29,032	62,203	(53.3%)

Total	$872,188	$1,873,287	(53.4%)

Loss from Continuing Operations Before Income Taxes
Home Building	$(595,046)	$(625,265)	(4.8%)
Financial Services	(14,329)	(60,484)	(76.3%)
Other	(51,488)	(36,405)	41.4%

Total	$(660,863)	$(722,154)	(8.5%)

	For the Nine Months Ended December 31,
	2008	2007	Change

Revenues
Home Building	$2,845,451	$5,720,388	(50.3%)
Financial Services	157,864	240,869	(34.5%)

Total	$3,003,315	$5,961,257	(49.6%)

Loss from Continuing Operations Before Income Taxes
Home Building	$(840,913)	$(1,749,737)	(51.9%)
Financial Services	(52,420)	(99,597)	(47.4%)
Other	(162,322)	(92,878)	74.8%

Total	$(1,055,655)	$(1,942,212)	(45.6%)

     Revenues for the three months ended December 31, 2008 were $872.2 million, which represents a 53.4% decrease compared to the three months ended December 31, 2007. Loss from continuing operations before income taxes for the three months ended December 31, 2008 decreased to $660.9 million. Revenues for the nine months ended December 31, 2008 were $3.00 billion, which represents a 49.6% decrease compared to the nine months ended December 31, 2007. Loss from continuing operations before income taxes for the nine months ended December 31, 2008 decreased to $1,055.7 million.

     Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected and continues to have a material adverse effect on our business, financial condition and results of operations. We believe the principal factors that have caused or are sustaining this downturn include each of the following:
•
current economic conditions, including recent disruptions in the broader financial and credit markets, the current national economic recession, and increases in unemployment rates, which were 7.2% in December 2008, a level last seen in 1993,

•	declining homebuyer demand due to lower consumer confidence and an inability of many homebuyers to sell their existing homes,
•	elevated levels of new and existing homes for sale, including the impact of increases in residential foreclosures, which are expected to continue for the foreseeable future,
•	reduced availability and stricter terms of mortgage financing due to the significant mortgage market disruptions and tightened credit standards for homebuyers, and
•	pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories of new homes.
     The impact of the foregoing factors varies depending upon the geographic market affected and the time period during which the relevant events occurred and contributed to the current downturn in the housing market. The current downturn in the housing market began in fiscal year 2006 and was precipitated by factors such as reduced affordability of housing in some markets, increased inventories of new and used homes for sale and a decline in homebuyer consumer confidence. The effect of the downturn became more severe due to the market disruptions resulting from the subprime mortgage crisis, which began in fiscal year 2008 and led to reduced investor demand for mortgage loans and mortgage-backed securities. In the second quarter of fiscal year 2009, the deterioration in the overall economy accelerated, leading to several international financial institutions filing for bankruptcy or merging with other institutions, declining stock valuations around the world, and the intervention in the capital markets by the United States government. This government intervention included government control of Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Company, or FHLMC, as well as the enactment of the $700 billion Emergency Economic Stabilization Act. These developments have severely impacted consumer confidence and demand for our homes.
     These market conditions materially and adversely impacted Home Building’s operating results for the three and nine months ended December 31, 2008 as evidenced by a $967.9 million and a $2.87 billion decrease, respectively, in homebuilding revenues, which are net of discounts, as compared to the same periods in the prior year. The decreases in revenues were primarily attributable to decreases in units closed and, to a lesser extent, decreases in average revenue per unit.
     We also experienced a very pronounced decrease in sales orders during the three and nine months ended December 31, 2008. Sales orders decreased 80.5% to 1,080 for the three months ended December 31, 2008, and 55.3% to 8,023 for the nine months ended December 31, 2008. Sales orders have decreased for eight consecutive quarters with the exception of a small increase in the fourth quarter of fiscal year 2008. The precipitous drop in sales orders was primarily due to the abrupt and sweeping changes in the economy described above, which significantly reduced homebuyer demand. We expect that the decreases in sales orders will have a negative impact on our closings in the near term.
     The operating losses for the three and nine months ended December 31, 2008 are primarily attributable to the following impairments and write-offs for each period:
•	$467.1 million and $594.1 million in land-related impairments,
•	$70.6 million and $102.2 million in our share of joint ventures’ impairments,
•	$38.1 million in goodwill impairments, and

•	$13.9 million and $37.9 million in write-offs of land deposits and pre-acquisition costs.
     However, when compared to the three and nine months ended December 31, 2007, Home Building’s operating losses improved $30.2 million and $908.8 million, respectively. These improvements are primarily due to a reduction in the amount of impairments and land-related write-offs. Impairments and land-related write-offs for the three and nine months ended December 31, 2007 amounted to $554.1 million and $1,729.8 million, respectively, in the aggregate.

     During the quarter and consistent with prior quarters, we assessed our neighborhoods and land for possible impairments. The further deterioration of market conditions during the quarter adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment evaluations, and we recorded 127 land-related impairments totaling $467.1 million. At December 31, 2008, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the quarter ended December 31, 2008 was $302.9 million. If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.
     Financial Services’ operating losses for the three and nine months ended December 31, 2008 were $14.3 million and $52.4 million, respectively, as compared to operating losses of $60.5 million and $99.6 million for the three and nine months ended December 31, 2007, respectively. For the three and nine months ended December 31, 2008, mortgage loan origination volume decreased 72.5% and 54.0%, respectively. The decrease in mortgage loan origination volume is primarily attributable to the adverse conditions in the mortgage markets and the decline in homebuyer demand described above, as well as the wind-down of our Retail Loan operations described below. Continued adverse market conditions and further declines in homebuyer demand could have a negative impact on Financial Services’ future operating results. Contributing to these losses for the three and nine months ended December 31, 2008 were additional provisions for losses, net of recoveries, for other mortgage loans and real estate owned of $6.5 million and $12.1 million, respectively. Also contributing to the loss during the nine months ended December 31, 2008 was an increase of $17.3 million in the reserve for anticipated losses associated with mortgage loans originated and sold. The increase in the provision is primarily related to anticipated mortgage loan losses attributable to a significant increase in investor repurchase and indemnification requests.
     During July 2008, Financial Services made the decision to cease the origination of mortgage loans for homes built by others as well as the refinancing of existing mortgages, which we refer to as Retail Loans. Financial Services, which originally operated approximately 80 retail branches, substantially ceased originating Retail Loans during the third quarter of fiscal year 2009, and the wind-down was substantially completed as of December 31, 2008. During the three and nine months ended December 31, 2008, we recorded $0.1 million and $26.3 million, respectively, in costs related to the wind-down of our Retail Loan operations. Due to the closure of our retail branch locations, we are transitioning our mortgage operations to a centralized production model, which resulted in $4.4 million of transition expenses incurred during the three months ended December 31, 2008. The elimination of substantially all Retail Loans, as well as the implementation of a centralized production model, may have a negative impact on Financial Services’ operating results.
     On October 9, 2008, we announced that our Board of Directors had suspended our quarterly cash dividend on our common stock. The suspension of our dividend is intended to enable us to preserve stockholders’ equity and conserve cash for use in our business during the current downturn in the housing market. We cannot predict when or under what circumstances dividend payments will resume.
     During the nine months ended December 31, 2008, we generated $1,091.4 million in cash flows from operating activities, which was primarily provided by federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years. In addition, our homebuilding operations generated positive cash flow from operating activities.
     We anticipate that our business and results of operations will continue to be affected by the extremely difficult industry conditions and the broader difficult economic conditions for some time. However, in general, we believe that our existing sources of funding, including available cash on hand, cash flow from operations and our committed credit facilities are adequate to meet our anticipated operating and capital expenditure needs, letter of credit needs and debt service requirements for at least the next twelve months. Further deterioration in market conditions, including lower demand or prices for our homes, further disruptions of the mortgage markets, continued disruption in the broader financial services industry or the United States economy in general would likely result in declines in sales of our homes and fewer mortgage loans, accumulation of unsold inventory and margin deterioration, as well as potential additional land-related impairments and write-offs of deposits and pre-acquisition costs. These or other developments could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with financial or other covenants, requiring that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.
     On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008 that authorizes up to $700 billion in new spending authority for the United States Secretary of the Treasury to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures. Although we expect the impact of this legislation will generally be favorable to both the homebuilding industry and the overall economy, the impact on our operations is not determinable.
     The United States Congress is currently considering certain proposed legislation that, if enacted, could have a favorable impact on the homebuilding industry. This proposed legislation includes, among other things, a provision that would increase the carryback period for net operating losses generated during any taxable years beginning or ending in 2008 and 2009 from two years to five years. The proposed legislation also includes a provision that would enhance the first-time homebuyer tax credit that was enacted last year by increasing the amount of the credit and eliminating the requirement that the taxpayer repay the credit, subject to certain limitations. These legislative matters are currently being discussed by Congress and there can be no assurance this legislation will be enacted as proposed or that it will, if enacted, actually have a favorable impact on our operations or financial condition.
     The fundamentals that support homebuyer demand and the current market conditions remain unstable due to low consumer confidence, and we cannot predict the duration of the current market conditions. In response, we continue to adjust our operations by reducing our unsold inventory, reducing our land position, adjusting our workforce, and lowering our costs. Our unsold inventory decreased from 4,259 units as of December 31, 2007 to 1,491 units as of December 31, 2008. Since December 31, 2007, our land position decreased by 50,006 lots or 42.1%. Further, Home Building’s selling, general and administrative expenses decreased from $255.0 million and $850.2 million for the three and nine months ended December 31, 2007, respectively, to $113.0 million and $428.1 million for the same periods of the current year, respectively. We are also working to reduce the costs of constructing our homes, although in many cases cost savings have been partially offset by increases in housing components as a result of increased commodity and energy costs.
     Because of the substantial adverse changes in business conditions and in the credit markets, we have placed a high priority on generating and conserving cash to provide stability and a source of cash for future operations. We consider and will continue to consider ways to create operating efficiencies and activities that will strengthen the Company’s financial condition including, among other things, the repurchase or restructuring of our outstanding debt securities.

HOME BUILDING
     The following summarizes the results of our Home Building operations (dollars in thousands):

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Revenues — Housing	$821,437	(54.1%)	$1,787,990	(28.9%)
Revenues — Land Sales and Other	21,719	(6.0%)	23,094	(67.5%)
Cost of Sales — Housing	(710,136)	(54.6%)	(1,564,552)	(22.6%)
Cost of Sales — Land Sales and Other (1)	(507,236)	(8.8%)	(556,320)	41.6%
Selling, General and Administrative Expenses	(113,005)	(55.7%)	(254,952)	(31.2%)
Goodwill Impairment	(38,101)	100.0%	—	—
Loss from Unconsolidated Entities (2)	(74,396)	17.8%	(63,140)	6.3%
Other Income	4,672	78.7%	2,615	(80.2%)

Operating Loss(3)	$(595,046)	(4.8%)	$(625,265)	157.9%

Operating Loss as a Percentage of
Revenues:
Housing Operations (4)	(0.2%)	1.6	(1.8%)	(6.8)
Total Homebuilding Operations	(70.6%)	(36.1)	(34.5%)	(25.1)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Revenues — Housing	$2,793,516	(50.4%)	$5,626,727	(26.7%)
Revenues — Land Sales and Other (1)	51,935	(44.6%)	93,661	(56.5%)
Cost of Sales — Housing	(2,419,218)	(49.5%)	(4,787,106)	(18.2%)
Cost of Sales — Land Sales and Other	(705,019)	(57.5%)	(1,659,126)	150.4%
Selling, General and Administrative Expenses	(428,076)	(49.7%)	(850,211)	(24.3%)
Goodwill Impairment	(38,101)	(37.9%)	(61,322)	100.0%
Loss from Unconsolidated Entities (2)	(107,595)	(14.2%)	(125,333)	110.3%
Other Income	11,645	(10.2%)	12,973	(43.9%)

Operating Loss(3)	$(840,913)	(51.9%)	$(1,749,737)	(901.7%)

Operating Loss as a Percentage of
Revenues:
Housing Operations (4)	(1.9%)	(1.7)	(0.2%)	(9.3)
Total Homebuilding Operations	(29.6%)	1.0	(30.6%)	(33.4)

(1)	Includes land-related impairments and write-offs of deposits and pre-acquisition costs.

(2)
Loss from Unconsolidated Entities includes our share of joint ventures’ impairments totaling $70.6 million and $24.9 million for the three months ended December 31, 2008 and 2007, respectively, and $102.2 million and $88.5 million for the nine months ended December 31, 2008 and 2007, respectively.

(3)	Operating loss represents Home Building reporting segments’ earnings exclusive of certain corporate general and administrative expenses.

(4)
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
East: Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central: Colorado, Illinois, Indiana, Michigan, Minnesota, Missouri, Tennessee and Texas
West: Arizona, California, Hawaii, Nevada, New Mexico, Oregon and Washington
Other homebuilding (1)

(1)	Other homebuilding includes certain resort/second home projects in Florida that we plan to build-out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.
     The following tables summarize units closed and average revenue per unit:

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Units Closed
East	1,155	(40.1%)	1,929	(26.2%)
Central	1,476	(40.7%)	2,491	(18.4%)
West	774	(64.0%)	2,148	(15.0%)
Other homebuilding	—	(100.0%)	89	(47.0%)

	3,405	(48.9%)	6,657	(20.4%)

Average Revenue Per Unit
East	$280,011	(1.8%)	$285,114	(9.8%)
Central	$176,392	(2.2%)	$180,447	(1.9%)
West	$307,066	(13.3%)	$354,202	(15.6%)
Other homebuilding	$—	(100.0%)	$311,101	(22.7%)
Total Home Building	$241,244	(10.2%)	$268,588	(10.8%)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Units Closed
East	3,361	(45.1%)	6,121	(26.0%)
Central	4,640	(39.5%)	7,672	(16.8%)
West	3,104	(48.2%)	5,993	(16.5%)
Other homebuilding	36	(88.6%)	316	(41.2%)

	11,141	(44.6%)	20,102	(20.2%)

Average Revenue Per Unit
East	$276,843	(6.5%)	$296,072	(7.4%)
Central	$182,311	(0.9%)	$183,919	(1.1%)
West	$323,821	(15.4%)	$382,944	(12.5%)
Other homebuilding	$332,861	(3.0%)	$343,237	3.1%
Total Home Building	$250,742	(10.4%)	$279,909	(8.1%)
Revenues
     Housing revenues significantly decreased for the three and nine months ended December 31, 2008 as compared to the same periods of the prior year primarily due to decreases in units closed and, to a lesser extent, decreases in average revenue per unit. For the three and nine months ended December 31, 2008, average revenue per unit (which is net of customer discounts) decreased primarily as a result of lower prices experienced in most of our markets, slightly offset by decreases in discounts. Customer discounts decreased to 7.3% of housing revenues for the three months ended December 31, 2008, down from 15.2% for the three months ended December 31, 2007. For the nine months ended December 31, 2008, customer discounts decreased to 8.7%, down from 11.6% for the nine months ended December 31, 2007. For the three and nine months ended December 31, 2008, our closings declined when compared to the same periods in the prior year as a result of decreases in sales orders caused principally by the challenging market conditions described in the Executive Summary above.

     Revenues from land sales and other decreased 6.0% to $21.7 million for the three months and 44.6% to $51.9 million for the nine months ended December 31, 2008 as compared to the same periods in the prior year. Although the timing and amount of land sales vary from period to period, the decrease in revenues from land sales during these periods is primarily the result of an imbalance between supply and demand. Most large homebuilders have walked away from a significant amount of lot option contracts and, given the uncertainty associated with the downturn in the homebuilding industry, there are fewer land buyers wanting to purchase land.
     Changes in average operating neighborhoods and closings per average neighborhood are outlined in the tables below:

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Average Operating Neighborhoods (1)	499	(22.5%)	644	(7.9%)
Closings Per Average Neighborhood	6.8	(34.0%)	10.3	(14.2%)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Average Operating Neighborhoods (1)	529	(19.7%)	659	(3.9%)
Closings Per Average Neighborhood	21.1	(30.8%)	30.5	(16.9%)

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.
     Our neighborhood count as of December 31, 2006 was 702 neighborhoods, and it has steadily decreased to a neighborhood count of 494 as of December 31, 2008. The drop in neighborhood count, which we expect to continue, is primarily the result of our decision not to reinvest in certain markets, our decision to sell certain properties that did not meet our strategic initiatives and our decision to curtail development spending, which delays the opening of new neighborhoods.
Operating Margins
     Homebuilding operating margins (consisting of operating loss as a percentage of revenues) decreased to (70.6%) for the three months and improved to (29.6%) for the nine months ended December 31, 2008 as compared to (34.5%) for the three months and (30.6%) for the nine months ended December 31, 2007. These fluctuations in homebuilding operating margins were primarily attributable to the timing and amount of our Home Building impairments. The following tables summarize Home Building’s goodwill, land-related impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Three Months Ended December 31,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs

East	$30,594	$185,992	$2,392	$—	$157,284	$11,477
Central	5,102	49,409	1,009	—	33,009	4,810
West	2,405	231,673	10,464	—	283,580	10,126
Other homebuilding	—	—	—	—	29,076	(47)

	$38,101	$467,074	$13,865	$—	$502,949	$26,366

	For the Nine Months Ended December 31,
	2008			2007
	Goodwill	Land-related	Land-related	Goodwill	Land-related	Land-related
	Impairments	Impairments	Write-offs	Impairments	Impairments	Write-offs

East	$30,594	$238,960	$19,654	$22,452	$260,861	$40,900
Central	5,102	76,881	3,423	4,339	74,856	15,299
West	2,405	271,075	14,835	34,531	984,677	31,224
Other homebuilding	—	7,163	—	—	172,034	131

	$38,101	$594,079	$37,912	$61,322	$1,492,428	$87,554

     We regularly assess our land holdings, including our lot options, taking into consideration changing market conditions and other factors. In connection with our quarterly neighborhood assessments, during the quarter ended December 31, 2008, we reviewed approximately 800 housing projects and land investments for potential land-related impairments. Approximately 750 of these housing projects are owned land positions that are either designated as active neighborhoods, are under development but are not considered active neighborhoods, are currently held for sale or will be developed in future periods. The remaining 50 housing projects represent controlled land positions approved for purchase. Land-related impairments during the quarter ended December 31, 2008 affected 127 neighborhoods and land investments.
     Also, during the three months ended December 31, 2008, we determined it was probable we would not exercise certain lot option contracts, which resulted in writing off deposits and pre-acquisition costs for nine option contracts, resulting in a remaining balance of 65 outstanding option contracts at December 31, 2008. Continued deterioration in demand and market conditions could result in significant additional impairments and a decision to not exercise additional lot option contracts, which would result in additional write-offs. In addition, we could incur additional losses and impairments related to our joint ventures. Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for additional details on our land holdings.
     Home Building’s selling, general and administrative expenses decreased $141.9 million and $422.1 million for the three and nine months ended December 31, 2008, respectively, when compared to the same periods in the prior year. One of the factors contributing to the decrease in selling, general and administrative expenses for these periods was a reduction in personnel that resulted in a substantial reduction in compensation and benefit costs. The number of Home Building employees, excluding sales personnel, was approximately 1,660 and 3,340 as of December 31, 2008 and 2007, respectively. We are focused on ensuring we size our organization in response to current market conditions, and continue to combine divisional staff into central locations to more effectively leverage resources across the organization. In addition, sales commissions for the three and nine months have decreased in correlation with decreases in units closed and average revenue per unit. The following tables summarize Home Building’s selling, general and administrative expenses, or SG&A (dollars in thousands):

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Compensation and Benefits	$46,671	(47.8%)	$89,462	(40.5%)
Sales Commissions	35,968	(59.3%)	88,340	(19.7%)
Advertising and Marketing	12,043	(62.4%)	31,995	(38.7%)
Other	18,323	(59.4%)	45,155	(22.1%)

Selling, General and Administrative Expenses	$113,005	(55.7%)	$254,952	(31.2%)

SG&A as a Percentage of Revenues	13.4%	(0.7)	14.1%	(0.2)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Compensation and Benefits	$183,803	(43.2%)	$323,620	(34.1%)
Sales Commissions	126,662	(53.1%)	270,198	(15.0%)
Advertising and Marketing	44,660	(61.6%)	116,423	(21.6%)
Other	72,951	(47.9%)	139,970	(15.6%)

Selling, General and Administrative Expenses	$428,076	(49.7%)	$850,211	(24.3%)

SG&A as a Percentage of Revenues	15.0%	0.1	14.9%	0.7
Sales Orders, Average Cancellation Rates, Backlog Units and Land Holdings
     The following tables summarize sales orders, average cancellation rates and backlog units. For each unit in backlog, we have received a signed customer contract and a customer deposit. The backlog units included in the table below are net of cancellations, which occur for a variety of reasons, including a customer’s inability to obtain financing, customer job loss or relocation or other customer financial hardships. Under certain circumstances, customer deposits are refundable upon cancellation.

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Sales Orders (in Units)
East	375	(75.8%)	1,550	(9.9%)
Central	508	(75.5%)	2,074	(18.5%)
West	197	(89.4%)	1,854	1.1%
Other homebuilding	—	(100.0%)	59	55.3%

	1,080	(80.5%)	5,537	(9.8%)

Sales Per Average Neighborhood	2.2	(74.4%)	8.6	(2.3%)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Sales Orders (in Units)
East	2,934	(43.8%)	5,222	(14.4%)
Central	3,333	(52.7%)	7,048	(20.2%)
West	1,723	(68.9%)	5,548	(10.1%)
Other homebuilding	33	(77.4%)	146	25.9%

	8,023	(55.3%)	17,964	(15.3%)

Sales Per Average Neighborhood	15.2	(44.3%)	27.3	(11.7%)

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Average Cancellation Rates
East	51.4%	23.9	27.5%	(8.5)
Central	56.0%	21.6	34.4%	(0.4)
West	57.0%	21.3	35.7%	(8.2)
Other homebuilding	—	(24.4)	24.4%	(43.9)
Total Home Building	54.7%	21.7	33.0%	(5.5)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Average Cancellation Rates
East	30.6%	3.2	27.4%	(6.0)
Central	41.9%	8.2	33.7%	1.0
West	41.9%	4.7	37.2%	(4.6)
Other homebuilding	5.7%	(30.5)	36.2%	(21.2)
Total Home Building	38.1%	4.9	33.2%	(2.8)

	As of
	December 31, 2008		March 31, 2008
		Change		Change
Backlog Units
East	2,021	(17.4%)	2,448	(25.3%)
Central	1,648	(44.2%)	2,955	(25.9%)
West	959	(59.0%)	2,340	(26.3%)
Other homebuilding	—	(100.0%)	3	(98.6%)

	4,628	(40.3%)	7,746	(27.3%)

     For the three and nine months ended December 31, 2008, sales orders declined in all of the regions in which we do business when compared to the three and nine months ended December 31, 2007. We expect that the decreases in sales orders will have a negative impact on our closings in the near term.
     As previously discussed, we believe the precipitous decrease in sales orders was primarily due to the abrupt and sweeping changes in the economy, particularly during the quarter ended December 31, 2008, which significantly reduced homebuyer demand. The decline in consumer confidence is evidenced by a 67.8% drop and a 51.6% drop in customer traffic during the three and nine months ended December 31, 2008, respectively, when compared to the same periods in the prior year, and cancellation rates that are much higher than our long-term average cancellation rates ranging from 18% to 26%. Cancellation rates for the three months ended December 31, 2008 increased 14.4 percentage points from the already high level of 40.3% for the three months ended September 30, 2008.
     In light of the continuing adverse market conditions, our strategy is to focus on selling homes, reducing inventories, reducing costs, generating cash and simplifying our business through process improvement initiatives. We have curtailed speculative housing starts so that we could reduce our speculative inventory and facilitate our transition to an operating model more focused on constructing homes from a sold backlog.
     Total speculative inventory decreased 15.0% to 1,491 units, excluding models, at December 31, 2008 compared to 1,754 units at March 31, 2008. We have also continued to take actions to reduce our land position. The following table summarizes our land position:

	As of
	December 31, 2008			March 31, 2008
				Lots
	Lots Owned	Lots Controlled	Total Lots	Owned	Lots Controlled	Total Lots

East	30,192	4,805	34,997	35,235	8,551	43,786
Central	16,450	3,760	20,210	20,261	6,349	26,610
West	11,197	928	12,125	13,634	3,247	16,881
Other homebuilding	1,324	—	1,324	1,092	—	1,092

	59,163	9,493	68,656	70,222	18,147	88,369

Change	(15.7%)	(47.7%)	(22.3%)	(28.6%)	(70.6%)	(44.8%)
     Capitalized costs related to lots owned are included in land under development and land held for development and sale. Lot counts related to completed homes or homes under construction are excluded from the totals above. The dollar amounts related to these lot counts are classified as direct construction, a component of housing projects, in our

Consolidated Balance Sheets. The direct construction lot counts as of December 31, 2008 and March 31, 2008 were 5,725 and 7,324, respectively, including 910 and 1,323, respectively, of lots for model homes completed or under construction.
     We decreased our total land position when compared to March 31, 2008. The decrease in our land position for the nine months ended December 31, 2008 is a result of our decision to curtail land purchases and exit certain lot option arrangements. Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to seek opportunities to reduce our land position. These steps may include one or more sales of land. As compared to December 31, 2007, our total land position at December 31, 2008 decreased by 50,006 lots or 42.1%. Our total land position peaked at March 31, 2006 at 295,721 lots. We have decreased our total land position each consecutive quarter since then. Included in our total land position are 1,852 and 3,429 lots controlled through joint venture arrangements as of December 31, 2008 and March 31, 2008, respectively. The percentage decreases in our total land position reflected in the table above for March 31, 2008 are as compared to March 31, 2007. These decreases included, but were not limited to, significant land sales that occurred in the fourth quarter of fiscal year 2008.
Regional Discussion
     Changes in revenues and operating earnings (loss) for our homebuilding reporting segments are outlined in the table below (dollars in thousands):

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Revenues
East	$339,570	(39.6%)	$561,826	(32.7%)
Central	261,684	(42.1%)	452,258	(20.4%)
West	240,966	(68.4%)	763,002	(29.9%)
Other homebuilding	936	(97.2%)	33,998	(64.1%)

	$843,156	(53.4%)	$1,811,084	(30.0%)

Operating Earnings (Loss)
East	$(285,977)	61.5%	$(177,125)	634.4%
Central	(61,757)	66.8%	(37,032)	356.2%
West	(262,173)	(30.6%)	(377,589)	84.5%
Other homebuilding	14,861	(144.3%)	(33,519)	508.4%

	$(595,046)	(4.8%)	$(625,265)	157.9%

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Revenues
East	$958,646	(48.4%)	$1,856,359	(30.9%)
Central	855,672	(39.9%)	1,423,409	(19.2%)
West	1,013,637	(56.1%)	2,307,220	(28.2%)
Other homebuilding	17,496	(86.9%)	133,400	(43.8%)

	$2,845,451	(50.3%)	$5,720,388	(27.5%)

Operating Earnings (Loss)
East	$(419,241)	35.2%	$(310,088)	(246.1%)
Central	(97,709)	50.8%	(64,781)	(237.0%)
West	(334,566)	(72.0%)	(1,196,135)	NM
Other homebuilding	10,603	(105.9%)	(178,733)	NM

	$(840,913)	(51.9%)	$(1,749,737)	(901.7%)

NM = Not Meaningful

East
     Revenues decreased 39.6% for the three months ended December 31, 2008 due to a 40.1% decrease in units closed when compared to the same period of the prior year. All markets within the region experienced substantial decreases in revenues when compared to the three months ended December 31, 2007, except for the markets in West Florida and the Atlanta market. During the three months ended December 31, 2008, seven of the sixteen markets within the East region experienced over a 40% decrease in units closed. Average revenue per unit decreased 1.8% despite a decrease in discounts from 15.1% to 6.3% for the three months ended December 31, 2008. This decrease in average revenue per unit was the smallest decrease of any region. Sales orders decreased 75.8% when compared to the three months ended December 31, 2007 primarily due to a 64.5% decrease in customer traffic, combined with an increase in cancellation rates from 27.5% to 51.4% for the three months ended December 31, 2008. Sales orders decreased substantially in all markets within the region, except for the D.C. Metro market.
     Operating loss for the three months ended December 31, 2008 was $286.0 million as compared to a loss of $177.1 million for the three months ended December 31, 2007. The increase in operating loss was primarily attributable to an increase in land-related and goodwill impairments and our share of joint venture losses when compared to the same period of the prior year. Substantially all the operating loss incurred during the three months ended December 31, 2008 occurred in the Naples, D.C. Metro, Southeast Florida and Orlando markets, which recorded substantially all of the land-related impairments, our share of joint venture losses and goodwill impairments recorded during the quarter.
     Revenues for the nine months ended December 31, 2008 decreased 48.4% when compared to the same period of the prior year primarily due to substantial decreases in revenues and units closed in all markets within the East region except for the Sarasota and Atlanta markets. During the nine months ended December 31, 2008, eleven of the sixteen markets within the East region experienced over a 40% decrease in revenues and ten of the sixteen markets experienced over a 40% decrease in units closed. Average revenue per unit decreased 6.5% despite a decrease in discounts from 12.2% to 9.0% for the nine months ended December 31, 2008. Sales orders decreased 43.8% when compared to the nine months ended December 31, 2007 primarily due to a 42.2% decrease in customer traffic and a 13.2% decrease in average operating neighborhoods. Sales orders decreased substantially in all markets within the East region, except for the Naples market, which experienced an increase and the D.C. Metro market, which experienced a small decrease.
     When compared to the nine months ended December 31, 2007, the East region’s operating loss increased $109.2 million to a loss of $419.2 million for the nine months ended December 31, 2008. Land-related impairments and write-offs of deposits and pre-acquisition costs decreased, but were more than offset by increases in our share of joint venture losses, goodwill impairments and decreases in units closed. Substantially all of the operating loss incurred in the nine months ended December 31, 2008 is attributable to the D.C. Metro, Southeast Florida, Naples and Orlando markets, which incurred substantially all of the land-related impairments, our share of joint venture losses and goodwill impairments recorded during the period. Markets in South Carolina were the only markets in the East region that realized operating earnings during the nine months ended December 31, 2008.
Central
     Revenues for the three months ended December 31, 2008 decreased 42.1% when compared to the same period of the prior year primarily due to a 40.7% decrease in units closed. Significant decreases in the number of units closed occurred in all markets within the region, except for the Houston market, which was the only market within the Central region to increase units closed during the three months ended December 31, 2008. The largest decrease in the number of units closed occurred in the Dallas/Fort Worth market. Additionally, in December 2007, we sold substantially all of our on-your-lot operations, which contributed to the decrease in the number of units closed. Also contributing to the decrease in units closed is our decision not to reinvest in the Columbus and Detroit markets. Average revenue per unit remained relatively stable when compared to the third quarter of fiscal year 2008 as six of the ten markets in the Central region realized increases in average revenue per unit. Sales orders decreased 75.5% as the region experienced a 53.3% decrease in customer traffic when compared to the same period of the prior year. Also contributing to the decrease in sales orders was an increase in cancellation rates from 34.4% to 56.0% for the three months ended December 31, 2008. All markets in the Central region incurred substantial decreases in sales orders during the three months ended December 31, 2008, with the most substantial decreases in the number of sale orders occurring in the Texas markets.
     Substantially all of the Central region’s operating loss of $61.8 million for the three months ended December 31, 2008 was incurred in the Minnesota, Illinois and St. Louis markets, which recorded substantially all of the region’s $49.4 million land-related impairments during the quarter. The Central Texas and San Antonio markets were the only markets within the Central region to report operating earnings for the three months ended December 31, 2008.
     Revenues for the nine months ended December 31, 2008 decreased 39.9% primarily due to a 39.5% decrease in units closed when compared to the same period in the prior year. All markets within the Central region experienced substantial decreases in revenues and units closed when compared to the nine months ended December 31, 2007, except for the Nashville and Houston markets. The largest decrease in the number of units closed occurred in the Dallas/Fort Worth market. Additionally, in December 2007, we sold substantially all of our on-your-lot operations, which contributed to the decrease in the number of units closed. Average revenue per unit decreased 0.9%, which was the smallest decrease in average revenue per unit for all of our regions. Seven of the ten markets in the Central region realized increases in average revenue per unit. Sales orders decreased 52.7% when compared to the nine months ended December 31, 2007, with the largest decrease in the number of sales orders occurring in the Dallas/Fort Worth market and the smallest decrease occurring in the Nashville market. Contributing to the decrease in sales orders was a 40.4% decrease in customer traffic and an increase in cancellation rates from 33.7% to 41.9% for the nine months ended December 31, 2008.
     When compared to the nine months ended December 31, 2007, the Central region’s operating loss increased $32.9 million to a loss of $97.7 million for the nine months ended December 31, 2008. The increase in operating loss is primarily due to a decrease in units closed, which was not offset by commensurate reductions in selling, general and administrative expenses and reductions in direct construction costs. The Central region’s operating loss of $97.7 million for the nine months ended December 31, 2008 was primarily incurred by the Minnesota, Denver, St. Louis and Illinois markets, which also recorded substantially all of the region’s land-related impairments for the nine months ended December 31, 2008. The Central Texas and San Antonio markets were the only markets within the Central region to report operating earnings for the nine months ended December 31, 2008.
West
     Revenues for the three months ended December 31, 2008 decreased 68.4% when compared to the same period of the prior year. The decrease in revenues was primarily due to a 64.0% decrease in units closed and a 13.3% decrease in average revenue per unit when compared to the three months ended December 31, 2007. All markets within the West region experienced substantial decreases in revenues and units closed except for the Hawaii market, which realized a moderate decrease in revenues. The decrease in average revenue per unit was the largest percentage decrease incurred by all of our regions. The decrease in average revenue per unit occurred even with a 7.9% improvement in discounts, down to 10.2% for the three months ended December 31, 2008. Sales orders decreased 89.4% primarily due to a 77.4% decrease in customer traffic and an increase in cancellation rates from 35.7% to 57.0% for the three months ended December 31, 2008. All markets within the West region incurred decreases in sales orders of 65% or more during the three months ended December 31, 2008.
     Operating loss for the three months ended December 31, 2008 was $262.2 million, a $115.4 million improvement when compared to the same period in the prior year. The reduction in operating loss is primarily due to a significant reduction in the amount of land-related impairments and our share of joint venture losses. A majority of the operating loss incurred in the three months ended December 31, 2008 is attributable to the Inland Empire market, which recorded a majority of the region’s land-related impairments. Although significant strides have been made to reduce selling, general and administrative expenses incurred in this region, the reductions in expenses have not kept pace with the reductions in units closed and average revenue per unit.
     Revenues for the nine months ended December 31, 2008 decreased 56.1% when compared to the same period of the prior year. The decrease in revenues was primarily due to a 48.2% decrease in units closed and a 15.4% decrease in average revenue per unit. All markets within the West region experienced at least a 30% decrease in revenues except for the Hawaii and Reno markets, which both realized increases due to increases in the number of units closed. The decrease in average revenue per unit for the West region during the nine months ended December 31, 2008 is the largest decline in average revenue per unit incurred by all of our regions. The largest decrease in average revenue per unit occurred in the Los Angeles and Southern California Coastal markets. Sales orders decreased 68.9% when compared to the nine months ended December 31, 2008. Contributing to the decrease in sales orders were a 63.0% decrease in customer traffic and a 4.7% increase in cancellation rates to 41.9% for the nine months ended December 31, 2008. All markets within the West region experienced decreases in sales orders of at least 35%, with the largest decrease in the number of sales orders occurring in the Inland Empire market.
     Operating loss for the nine months ended December 31, 2008 was $334.6 million, an $861.6 million improvement when compared to the same period in the prior year. The reduction in the operating loss is primarily attributable to a reduction in land-related impairments, our share of joint venture losses and goodwill impairments.

The majority of the operating loss recognized in the nine months ended December 31, 2008 was incurred by the Inland Empire market due to land-related impairments. Three of the thirteen markets in the West region realized operating earnings during the nine months ended December 31, 2008, although none were significant. Although significant strides have been made to reduce selling, general and administrative expenses incurred in this region, the reductions in expenses have not kept pace with the reductions in units closed and average revenue per unit.
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
     The Other homebuilding region experienced operating earnings of $14.9 million for the three months ended December 31, 2008 as compared to a loss of $33.5 million in the same period in the prior year. This improvement to operating earnings was primarily the result of the absence of land-related impairments and the gain on sale of our builder supply operations during the three months ended December 31, 2008.
     For the nine months ended December 31, 2008, the Other homebuilding region experienced operating earnings of $10.6 million as compared to a loss of $178.7 million in the same period in the prior year. This improvement to operating earnings was primarily the result of $7.2 million in land-related impairments incurred in the nine months ended December 31, 2008, compared to $172.0 million of land-related impairments recorded in the comparable period of the prior year. The improvement in operating earnings was also the result of reductions in selling, general and administrative expenses and the gain on sale of our builder supply operations.
FINANCIAL SERVICES
     The Financial Services segment is primarily engaged in the residential mortgage lending business for purchasers of homes sold by our homebuilding operations, as well as other financial services that are in large part related to the making of residential mortgage loans. In prior periods, its operations also included mortgage lending and other related services for purchasers of homes sold by third parties, refinancing of existing mortgages, and the sale of title insurance and other insurance products.
     Because of the significant disruptions in the mortgage markets and the related reductions in market liquidity, in July 2008, Financial Services made the decision to cease the origination of Retail Loans. As a result, Financial Services, which originally operated approximately 80 retail branches, substantially ceased originating Retail Loans during the third quarter of fiscal year 2009, and the wind-down was substantially completed as of December 31, 2008. Since July 2008, we have recorded $26.3 million in costs related to the wind-down of the Retail Loan operations, including $19.4 million of severance costs, primarily associated with the reduction of personnel in the retail branches, $3.3 million of contract termination costs related to various lease agreements associated with the retail branch locations, and $3.6 million of asset write-downs.
     Due to our exit from the Retail Loan market, we have focused our mortgage operations primarily on originating loans for homes we sell, which we refer to as Builder Loans. Retail Loans represented approximately 6.6% and 50.3% of total mortgage originations during the three months ended December 31, 2008 and 2007, respectively, and 50.0% and 56.0% of total mortgage originations during the nine months ended December 31, 2008 and 2007, respectively. The elimination of substantially all Retail Loans resulting from our focus on Builder Loans will significantly affect our origination volume and may have a negative impact on Financial Services’ operating results. During the third quarter of fiscal year 2009, we began to transition the origination of Builder Loans to a centralized production model, which resulted in $4.4 million of transition expenses. We expect to incur an additional $5 million to $10 million during the fourth quarter of fiscal year 2009 to complete this process.
     Financial Services revenues and operating earnings are derived primarily from the sale of mortgage loans, together with all related servicing rights, broker fees, title coverages, interest income and other fees. Loan origination fees and other revenues derived from the origination of mortgage loans, which we refer to in the aggregate as loan origination fees, are recognized in Financial Services revenues as earned and loan origination costs are recognized in Financial Services expenses as incurred. Prior to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, on a prospective basis on April 1, 2008, net loan origination fees were deferred and recognized as an adjustment to Financial Services’ revenues when the related loan was sold to a third-party purchaser. In accordance with SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” or SAB 109, we recognize the fair value of mortgage servicing rights as revenue at the time we enter into an Interest Rate Lock Commitment, or IRLC. Subsequent changes in the fair value of IRLCs are recorded as an adjustment to revenue. Prior to January 1, 2008, the effective date of SAB 109, the fair value of mortgage servicing rights was not recognized as revenue until the related loan was sold. Interest revenues on mortgage loans receivable are recognized using the interest (actuarial) method. Other revenues, including fees for title insurance, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.
     In the normal course of our activities, we carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans and interest expense on debt used to fund the mortgage loans.
     Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks. We remain liable for certain limited representations and warranties related to mortgage loan sales. CTX Mortgage Company, LLC funds its mortgage loans with internally generated capital and committed mortgage warehouse credit facilities.
     The following summarizes Financial Services’ results (dollars in thousands):

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Revenues	$29,032	(53.3%)	$62,203	(42.2%)
Cost of Sales	(2,346)	(79.1%)	(11,207)	(53.0%)
Selling, General and Administrative Expenses	(41,015)	(63.2%)	(111,480)	65.8%

Operating Loss	$(14,329)	(76.3%)	$(60,484)	(466.7%)

Operating Margin	(49.4%)	47.8	(97.2%)	(112.5)

Net Interest Income	$1,834	(45.7%)	$3,375	(58.7%)

Average Interest Earning Assets	$277,139	(67.2%)	$845,624	(49.4%)
Average Yield	6.03%	(0.87)	6.90%	(0.76)
Average Interest Bearing Liabilities	$174,115	(74.8%)	$691,079	(57.4%)
Average Rate Paid	5.73%	(1.06)	6.79%	0.82

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Revenues	$157,864	(34.5%)	$240,869	(31.4%)
Cost of Sales	(10,192)	(78.9%)	(48,274)	(27.3%)
Selling, General and Administrative Expenses	(200,092)	(31.5%)	(292,192)	33.6%

Operating Loss	$(52,420)	(47.4%)	$(99,597)	(251.5%)

Operating Margin	(33.2%)	8.1	(41.3%)	(60.0)

Net Interest Income	$6,189	(54.3%)	$13,547	(45.3%)

Average Interest Earning Assets	$361,006	(68.1%)	$1,130,929	(28.8%)
Average Yield	6.05%	(1.24)	7.29%	(0.36)
Average Interest Bearing Liabilities	$287,601	(72.8%)	$1,055,755	(31.8%)
Average Rate Paid	4.98%	(1.25)	6.23%	0.47
     Financial Services’ revenues for the three and nine months ended December 31, 2008 decreased as compared to the same periods in the prior year due to decreases in gain on sale of mortgage loans, broker fees, title income and interest income. The decreases in gain on sale of mortgage loans, broker fees and title income for the three and nine months ended December 31, 2008 are due to decreases in the volume of originated loans and loans brokered to third party lenders. Contributing to the decreases in interest income was an increase in contractually delinquent loans that are not accruing interest and a decrease in originated loans. Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more. At December 31, 2008 and 2007, mortgage loans on which revenue was not being accrued were $137.5 million and $109.2 million, respectively. The decrease in revenues for the three and nine months ended December 31, 2008 were partially offset by the recognition of $7.4 million and $41.4 million, respectively, of loan origination fees related to the adoption of SFAS 159 on April 1, 2008, as discussed below. For the three and nine months ended December 31, 2008, cost of sales, which is solely comprised of interest expense, declined as compared to the same periods in the prior year as a result of decreases in average interest bearing liabilities and short-term borrowing costs.
     The decrease in selling, general and administrative expenses for the three and nine months ended December 31, 2008 related primarily to the decrease in the total provision for losses of $57.1 million and $98.6 million, respectively. The following tables summarize Financial Services’ provisions for losses (dollars in thousands):

	For the Three Months Ended December 31,
	2008	2007

Provision for Losses on Mortgage Loans	$1,522	$61,429
Provision for Real Estate Owned	5,018	48
Anticipated Losses for Originated Loans	1,044	3,176

Total Provisions for Losses (1)	$7,584	$64,653

	For the Nine Months Ended December 31,
	2008	2007

Provision for Losses on Mortgage Loans	$838	$119,515
Provision for Real Estate Owned	11,301	2,609
Anticipated Losses for Originated Loans	17,311	5,884

Total Provisions for Losses (1)	$29,450	$128,008

(1)
For additional information on Financial Services’ provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve,” and Note (C), “Mortgage Loans Receivable and Real Estate Owned,” of the Notes to Consolidated Financial Statements.

     The provision for losses on mortgage loans recorded during the three and nine months ended December 31, 2007 was primarily the result of the significant deterioration of the mortgage markets resulting in the decline in value of certain of our mortgage loans. The increased provision for real estate owned during the three and nine months ended December 31, 2008 related to further deterioration of property value related to, among other things, a continued decline in homebuyer demand subsequent to acquisition of the real estate by Financial Services. The increase in anticipated losses for originated loans for the nine months ended December 31, 2008 was primarily related to anticipated mortgage loan losses attributable to a significant increase in investor repurchase and indemnification requests. Although Financial Services is contesting many of these requests, we believe that an increased volume of requests under current market conditions in the mortgage industry warranted an increase in our reserves.
     The overall reduction in the total provisions for losses was partially offset by $26.3 million of expenses related to the wind-down of our retail loan operations recognized during the nine months ended December 31, 2008, as well as $4.4 million of expenses recorded during the three months ended December 31, 2008, related to the transition of our mortgage operations to a centralized production model.
     During the three and nine months ended December 31, 2008, Financial Services recognized $6.8 million and $44.9 million of loan origination costs at the time of loan origination pursuant to the provisions of SFAS 159. The adoption of SFAS 159 resulted in increases in both revenues and selling, general and administrative expenses for the three and nine months ended December 31, 2008. Prior to April 1, 2008, these revenues and expenses were reported as net origination fees in revenues. Selling, general and administrative expenses also reflected decreases in branch operating expenses, branch and corporate compensation, and sales incentives during the three and nine months ended December 31, 2008. The decreases in operating margin for the three and nine months ended December 31, 2008 were primarily attributable to the decrease in interest income due to the increase in non-accruing loans as well as the overall decrease in loans originated.

     The following tables provide a comparative analysis of: (1) the volume of loan sales to investors (third parties) and the gains on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans,” and (2) loans brokered to third party lenders and fees received for related broker services (dollars in thousands, except average loan size and volume):

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Loan Sales to Investors
Volume (in millions)	$690.6	(64.7%)	$1,954.5	(15.4%)
Number of Loans Sold	3,430	(64.8%)	9,733	(11.0%)
Gain on Sale of Mortgage Loans	$8,156	(62.6%)	$21,797	(40.0%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$40.8	(90.2%)	$416.4	(46.1%)
Number of Brokered Loans	144	(88.7%)	1,277	(49.4%)
Broker Fees	$727	(90.6%)	$7,772	(49.6%)

Average Loan Size
Loans Sold to Investors	$201,329	0.2%	$200,827	(4.9%)
Loans Brokered to Third Party Lenders	$283,025	(13.2%)	$326,235	6.5%

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Loan Sales to Investors
Volume (in millions)	$3,370.8	(52.1%)	$7,031.3	(7.0%)
Number of Loans Sold	17,085	(49.2%)	33,605	(9.7%)
Gain on Sale of Mortgage Loans	$54,967	(39.7%)	$91,163	(25.8%)

Loans Brokered to Third Party Lenders
Volume (in millions)	$341.2	(76.7%)	$1,463.1	(43.6%)
Number of Brokered Loans	1,106	(74.2%)	4,291	(50.4%)
Broker Fees	$6,015	(77.3%)	$26,493	(48.4%)

Average Loan Size
Loans Sold to Investors	$197,297	(5.7%)	$209,236	3.0%
Loans Brokered to Third Party Lenders	$308,654	(9.5%)	$340,976	13.7%
     Gain on sale of mortgage loans decreased for the three and nine months ended December 31, 2008 due to a decrease in the volume of originated loans. The decrease in volume was partially offset by a shift in the product mix of originated loans to more conforming loans and FHA/VA eligible loans, which generate higher service release premiums than nonconforming loans. Broker fee income decreased for the three and nine months ended December 31, 2008 as a result of a decrease in the volume of loans brokered to third party lenders. The decrease in broker volume is primarily due to the significant disruptions in the mortgage markets, including homebuyers’ more limited access to nonconforming mortgage products.

     We track loan applications until such time as the loan application is closed as an originated loan or cancelled. The application data presented below includes loan applications that resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Open Applications — Beginning	6,955	(56.8%)	16,099	(24.9%)
New Applications	13,446	(49.1%)	26,412	27.8%
Cancelled Applications	(12,828)	(28.4%)	(17,905)	85.3%
Originated Loans	(2,869)	(71.4%)	(10,036)	(26.2%)

Open Applications — Ending	4,704	(67.7%)	14,570	(22.6%)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Open Applications — Beginning	15,107	(14.4%)	17,648	(24.0%)
New Applications	79,848	(7.8%)	86,607	25.9%
Cancelled Applications	(73,024)	31.3%	(55,610)	82.8%
Originated Loans	(17,227)	(49.4%)	(34,075)	(20.3%)

Open Applications — Ending	4,704	(67.7%)	14,570	(22.6%)

     The tables below provide a comparative analysis of mortgage loan originations:

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Origination Volume (in millions)	$601.0	(72.5%)	$2,183.3	(33.7%)
Number of Originated Loans
Builder	2,679	(46.3%)	4,991	(21.9%)
Retail	190	(96.2%)	5,045	(30.0%)

	2,869	(71.4%)	10,036	(26.2%)

Average Loan Size — Originated Loans	$209,478	(3.7%)	$217,500	(10.1%)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Origination Volume (in millions)	$3,512.2	(54.0%)	$7,640.5	(24.6%)
Number of Originated Loans
Builder	8,615	(42.5%)	14,977	(20.7%)
Retail	8,612	(54.9%)	19,098	(20.0%)

	17,227	(49.4%)	34,075	(20.3%)

Average Loan Size — Originated Loans	$203,885	(9.1%)	$224,200	(5.4%)
     Total originations for the three and nine months ended December 31, 2008 decreased primarily as a result of a decline in homebuyer demand, a reduction in the available range of mortgage product offerings and our exit from the Retail Loan market. Refinancing activity accounted for 3% and 23% of our originations for the three months ended December 31, 2008 and 2007, respectively. Refinancing activity accounted for 13% and 19% of our originations for the nine months ended December 31, 2008 and 2007, respectively. Refinancing activity is not expected to be material in future periods due to our exit from the Retail Loan market. For the three and nine months ended December 31, 2008 and 2007, Financial Services originated 83% and 79% of the non-cash unit closings of Home Building’s customers, respectively.
     Beginning in early 2007, the mortgage markets were affected by declines in values and increased default levels of sub-prime mortgage loans. The deterioration of the mortgage markets accelerated during the second quarter of fiscal year 2008, which resulted in the virtual elimination of the nonconforming mortgage market which included sub-prime mortgage loans. As a result, Financial Services essentially ceased originating sub-prime or other nonconforming loans. Further disruptions in the mortgage markets, including changes in mortgage underwriting requirements and increases in interest rates, could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services’ future operating results.
OTHER
     Our Other segment includes corporate general and administrative expense and interest expense. The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Corporate General and Administrative Expense	$(40,683)	7.5%	$(37,850)	(47.7%)
Interest Expense (1)	(17,758)	100.0%	—	—
Other Income	6,953	381.2%	1,445	NM

Operating Loss	$(51,488)	41.4%	$(36,405)	(49.7%)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Corporate General and Administrative Expense	$(152,757)	30.1%	$(117,371)	(31.8%)
Interest Expense (1)	(28,911)	100.0%	—	—
Other Income	19,346	(21.0%)	24,493	867.3%

Operating Loss	$(162,322)	74.8%	$(92,878)	(45.2%)

(1)	For further information on interest expense, see Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
     Corporate general and administrative expenses represent corporate employee compensation and benefits (including severance costs), professional and legal costs (including claim and litigation costs), and other corporate costs such as investor communications, rent, utilities and travel costs. The following tables summarize corporate general and administrative expense (dollars in thousands):

	For the Three Months Ended December 31,
	2008		2007
		Change		Change
Compensation and Benefits	$17,662	(27.4%)	$24,338	(60.2%)
Professional and Legal Costs	10,133	59.2%	6,366	(7.6%)
Rent and Utilities	6,475	332.2%	1,498	(37.5%)
Travel	1,131	(9.3%)	1,247	(27.8%)
Other	5,282	20.0%	4,401	NM

General and Administrative Expense	$40,683	7.5%	$37,850	(47.7%)

	For the Nine Months Ended December 31,
	2008		2007
		Change		Change
Compensation and Benefits	$83,936	(6.8%)	$90,078	(41.8%)
Professional and Legal Costs	36,668	156.7%	14,283	(0.6%)
Rent and Utilities	11,112	129.5%	4,842	(8.9%)
Travel	3,892	0.9%	3,858	(33.7%)
Other	17,149	297.9%	4,310	(152.5%)

General and Administrative Expense	$152,757	30.1%	$117,371	(31.8%)

     The increase in corporate general and administrative expenses in the three and nine months ended December 31, 2008 versus the same periods in the prior year is primarily related to centralization of certain support functions, increases in professional and legal costs and increases in lease-related costs. We have continued to identify opportunities to centralize certain functions to better leverage our resources across the organization and continue to make strategic investments to improve our core business processes. This centralization has reduced our field-related general and administrative expenses, but this effect has been partially offset by an increase in corporate general and administrative expenses. The increase in professional and legal costs is a result of the increases in reserves for outstanding claims and litigation, and the increase in lease-related costs is due to lease termination and abandonment costs.
INCOME TAXES
     We recognized income tax expense from continuing operations of $3.0 million and $253.9 million for the three months ended December 31, 2008 and 2007, respectively, and an income tax benefit from continuing operations of $21.0 million and $189.3 million for the nine months ended December 31, 2008 and 2007, respectively. Our effective tax rate was (0.5%) and (35.2%) for the three months ended December 31, 2008 and 2007, respectively. For the nine months ended December 31, 2008 and 2007, our effective tax rate was 2.0% and 9.7%, respectively. The difference in our tax rate primarily results from the change in the deferred tax asset valuation allowance.
DISCONTINUED OPERATIONS
     On March 30, 2007, we sold Construction Services to an unrelated third party and received $344.8 million in cash, net of related expenses and as adjusted for post-closing adjustments. In connection with the sale, we are entitled to receive an aggregate of $60.0 million in cash to be paid in annual installments of $4.0 million over a 15-year period. Discontinued operations for Construction Services include a pre-tax gain of $5.5 million for the nine months ended December 31, 2007.
     We remain responsible for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007. At December 31, 2008, these surety bonds have a total face amount of $1.87 billion, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. We estimate that $263.4 million of work remains to be performed on these projects at December 31, 2008. In connection with certain of these surety bond obligations, we provided certain sureties with a $100 million letter of credit. In connection with the sale of Construction Services, the purchaser agreed to indemnify us against losses relating to such surety bond obligations, including amounts that may be drawn under such letter of credit. In addition, we purchased for our benefit an additional back-up indemnity provided by a financial institution with a credit rating of A+ from Standard & Poor’s, or S&P, and A1 from Moody’s Investors Service, or Moody’s. The obligation of such financial institution under the back-up indemnity is $400.0 million as of December 31, 2008 and will remain at $400.0 million until termination in 2016.
     On April 3, 2008, we completed the sale of our home services operations to an unrelated third party and received $131.1 million in cash. As a result, our home services operations are now reflected as a discontinued operation in our financial statements.
     Discontinued operations for our home services operations are as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007

Revenues	$—	$32,800	$—	$102,247
Operating Income	$—	$1,458	$—	$4,166
Pre-tax Gain on Sale	$—	$—	$39,379	$—
     On September 30, 2008, we completed the sale of Westwood Insurance Agency to an unrelated third party and received $55.4 million in cash, subject to certain post-closing adjustments. The pre-tax gain from the sale of $47.8 million has been included in discontinued operations in our financial statements. Historical operations of Westwood Insurance Agency are not material to our financial performance and, accordingly, have not been reclassified to discontinued operations.
     For additional information on our discontinued operations, see Note (L), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY
Cash Flows
     The consolidating net cash used in or provided by our operating, investing and financing activities is summarized below (dollars in thousands). See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Nine Months Ended December 31,
	2008	2007
Net Cash Provided by (Used in)
Centex*
Operating Activities	$976,003	$(224,834)
Investing Activities	124,587	(331,063)
Financing Activities	(230,690)	(260,497)

	869,900	(816,394)

Financial Services
Operating Activities	128,039	796,497
Investing Activities	99,876	57,851
Financing Activities	(212,788)	(858,836)

	15,127	(4,488)

Centex Corporation and Subsidiaries
Operating Activities	1,091,411	507,049
Investing Activities	203,394	(20,598)
Financing Activities	(409,778)	(1,307,333)

Net Increase (Decrease) in Cash	$885,027	$(820,882)

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
Centex
     We currently fund Centex’s operating and other short-term liquidity needs through available cash on hand, cash provided by operations and short-term borrowings, if required. Centex’s operating cash is derived primarily through home and land sales from our homebuilding operations; however, during the nine months ended December 31, 2008, Centex’s cash from operating activities was primarily provided by federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years. In addition, our homebuilding operations were cash flow positive. Centex’s cash from investing activities during the nine months ended December 31, 2008 primarily relates to net proceeds of $131.1 million related to the sale of our home services operations, partially offset by net capital contributions of $65.7 million made to Home Building joint ventures. Cash used in Centex’s financing activities during the nine months ended December 31, 2008 was primarily for the repayment of $217.7 million in senior notes and other debt.
     During the nine months ended December 31, 2007, Centex’s cash from operating activities was primarily used for estimated tax payments, employee compensation and other reductions in accounts payable and accrued liabilities. Centex’s cash used in investing activities during the nine months ended December 31, 2007 primarily relates to capital contributions of $203.0 million made to Financial Services in order to meet the equity requirements under its committed warehouse facilities and for other purposes. Cash used by Centex’s financing activities for the nine months ended December 31, 2007 was primarily for the repayment of senior notes and other debt.

Financial Services
     We currently fund our Financial Services’ operating and other short-term liquidity needs through committed mortgage warehouse credit facilities and cash flows from operations. Financial Services’ operating cash is derived through sales of mortgage loans and origination fees. During the nine months ended December 31, 2008, Financial Services’ operating cash was attributable primarily to decreases in mortgage loans held for sale, as aggregate loan sales exceeded investment in new mortgage loans. During the nine months ended December 31, 2008, cash provided by investing activities related to the decrease in our construction loans receivable as well as the proceeds of $55.4 million received from the sale of Westwood Insurance Agency. Cash used in financing activities was principally attributable to the net repayment of our short-term debt.
     During the nine months ended December 31, 2007, cash from operations was provided by proceeds from sales of mortgage loans that were not reinvested in new mortgage loans and origination and servicing fees. These funds were used in financing activities to repay short-term and long-term debt during the nine months then ended.
Discontinued Operations
     The discontinued operations reflected in our cash flows for the nine months ended December 31, 2008 and 2007, including our home services operations and Construction Services, did not require significant capital resources nor did they provide significant liquidity during these periods. As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.
Credit Facilities and Liquidity
     Our credit facilities as of December 31, 2008 are summarized below (dollars in thousands):

	Credit Facilities
Centex
Multi-Bank Revolving Credit Facility
Revolving Credit	$750,000
Letters of Credit	600,000

	1,350,000

Financial Services
Secured Credit Facilities	250,000

	$1,600,000	(1)

(1)	Prior to amendment of revolving credit facility during January 2009.
     At December 31, 2008, we maintained a $1.35 billion committed, unsecured, multi-bank revolving credit facility, maturing in July 2010, that provided funding for general corporate purposes and letters of credit up to a sublimit of $600 million. The revolving credit facility included a borrowing base limitation that applied whenever we did not have an investment grade senior unsecured debt rating from at least two of the following rating agencies: S&P, Moody’s and Fitch Ratings, or Fitch. At December 31, 2008, we did not have investment grade ratings and were therefore subject to the borrowing base limitation. At December 31, 2008, our long-term debt ratings were BB-, Ba3 and BB from S&P, Moody’s and Fitch, respectively. Under the borrowing base limitation, the sum of our net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility for direct borrowings and outstanding financial letters of credit may not exceed an amount calculated based on applying certain percentages to various categories of our unencumbered homebuilding inventory and other assets. As of December 31, 2008, we had no amounts drawn on the revolving credit facility for direct borrowings and $349.7 million of outstanding letters of credit. Included in the outstanding letters of credit were $149.7 million of financial letters of credit. Financial letters of credit are generally issued as a form of financial or payment guaranty. At December 31, 2008, available capacity amounts for the revolving credit facility were further subject to certain limitations by features in our credit facility commonly referred to as anti-cash hoarding provisions. A description of certain of the principal changes to our revolving credit facility made pursuant to the January 2009 amendment is provided below. In addition, the secured credit facilities used by Financial Services are described below.

     Our outstanding debt (in thousands) as of December 31, 2008 was as follows (due dates are presented in fiscal years):

Centex
Senior Debt:
Senior Notes, weighted-average 6.04%, due through 2017	$3,102,739
Land Acquisition Notes and Other, weighted-average 10.00%, due through 2018	855

3,103,594

Financial Services
Mortgage Warehouse Facilities, weighted-average 2.33%	157,965

$3,261,559

     During the nine months ended December 31, 2008, the principal amount of our outstanding senior notes and other debt decreased $217.5 million resulting from the retirement of the following debt (dollars in thousands):

Debt Type	Amount

Senior Notes (1)	$(216,451)
Land Acquisition Notes and Other	(1,072)

$(217,523)

(1)	Amount includes $205 of debt discount amortization.
     Our homebuilding operations also have certain obligations under our joint venture arrangements, community district development bonds and other special financing districts. Additionally, Financial Services has committed to fund certain loans. See Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of these obligations.
     We had no direct borrowings under our revolving credit facility at December 31, 2008 or at any time during the three months then ended. The multi-bank credit facility contains certain financial covenants. We are required to maintain compliance with the borrowing base at all times and meet a tangible net worth minimum and not exceed a certain leverage ratio each quarter.
     At December 31, 2008, we were in compliance with all of our financial covenants (or in the case of tangible net worth covenant, we obtained a waiver of compliance from our lenders) as shown in the table below (dollars in thousands):

	Required Level	Actual Level

Leverage Ratio	≤ 47.5%	45.9%
Excess Tangible Net Worth	Greater than $0	Waived by lenders
Excess Borrowing Base	Greater than $0	$352,651
     In January 2009, we amended our multi-bank revolving credit facility to, among other things, reduce the total commitment, at our request, to $500 million from $1.35 billion and reduce the letter of credit sublimit, which is part of, and not in addition to, the total commitment, to $500 million from $600 million. The amended revolving credit facility continues to include a borrowing base limitation and anti-cash hoarding provisions. Given current debt ratings, we anticipate operating under the borrowing base limitation for the foreseeable future. At December 31, 2008, and after giving effect to the amendment, the available capacity under the amended revolving credit facility was $150.3 million. In addition, pursuant to the amendment, the lenders waived the application of the minimum tangible net worth covenant solely for the fiscal quarter ended December 31, 2008. The amendment also increased the pricing structure used to determine the amount of the interest rate and other charges for direct borrowings, letters of credit and facility fees. The amended facility also changed the definition of minimum tangible net worth in the credit agreement effectively lowering the level of minimum tangible net worth required to be maintained by us beginning with the fiscal quarter ending March 31, 2009 to $650 million, subject to certain adjustments. The definition of leverage ratio (as defined in the credit agreement) was also amended and the maximum leverage ratio permitted to be maintained by us was increased to 65%, which is a fixed percentage not subject to further adjustment.
     In addition, the amended facility provides that, if our interest coverage ratio is less than 2 to 1, we are required to establish a liquidity reserve of cash balances to be maintained in segregated accounts with certain lenders in the credit facility. These amounts are not subject to a security interest, but will be classified as restricted cash. The amount of the liquidity reserve is equal to eight times consolidated net interest expense (as defined in the credit agreement) for the most recent completed fiscal quarter. Our interest coverage ratio was negative 0.46 for the quarter ended December 31, 2008. In January 2009, we deposited an aggregate of $354.9 million with certain lenders to comply with the liquidity reserve requirement for the quarter ended December 31, 2008. We may withdraw or must increase amounts on deposit in the liquidity reserve at the end of each fiscal quarter if the amount on deposit exceeds or is below the amount required for that fiscal quarter. We may withdraw all amounts on deposit once we satisfy the interest coverage ratio of 2 to 1. Failure to satisfy the interest coverage ratio alone is not an event of default under the credit facility as long as the required liquidity reserves are deposited and maintained in accounts with the lenders.
     We monitor compliance with our financial covenants on a quarterly basis, including a review of forward-looking projections. If market conditions further deteriorate in the future and have an adverse effect on our business, financial condition or results of operations, including by causing additional significant land-related charges or other asset impairments, compliance with our financial covenants may be difficult to maintain. Violations of any of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in the termination by the lenders of their commitment, the acceleration of any outstanding borrowings and the requirement that we provide cash collateral for any outstanding letters of credit.
     As a result of market conditions affecting the mortgage finance industry, during fiscal year 2008, CTX Mortgage Company, LLC increased its use of committed mortgage warehouse credit facilities. At December 31, 2008, CTX Mortgage Company, LLC had two committed mortgage warehouse credit facilities with commitments of $150 million and $100 million. At December 31, 2008, the available capacity under warehouse facilities was $92.0 million. Under the $100 million committed mortgage warehouse credit facility, the bank has the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if our long-term unsecured debt ratings fell below a specified level. At December 31, 2008, Financial Services was not in compliance with a covenant of the $150 million committed mortgage warehouse credit facility, which was subsequently waived by the lender during January 2009.
     The $150 million and $100 million committed mortgage warehouse credit facilities expire in February 2009 and October 2009, respectively. If these facilities are not renewed or replaced upon their expiration, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or Centex Corporation may be required to fund Financial Services’ loan originations and make additional capital contributions to Financial Services. Although we believe that Financial Services could broker loans to other mortgage companies, sell loans directly to FNMA, or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.
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
     In order to reduce debt and to decrease future cash interest payments, as well as principal payments that are due at maturity or would be required to be made upon redemption, we may, from time to time, repurchase or restructure our outstanding debt securities. We will evaluate any such transactions in light of market conditions prevailing at the time, taking into account our liquidity, our future debt service requirements and our requirements for future access to capital.
     On October 9, 2008, we announced that our Board of Directors had suspended our quarterly cash dividend on our common stock. The suspension of our dividend is intended to enable us to preserve stockholders’ equity and conserve cash for use in our business during the downturn in the housing market. We cannot predict when or under what circumstances dividend payments will resume.
     We believe that our existing cash and future sources of funding, cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures, letter of credit needs and debt service requirements for at least the next twelve months. As a supplement to our cash provided by operations, we may elect to sell certain non-strategic assets. There can be no assurance that such sales could be completed on terms or within a timeframe acceptable to us in order to create additional cash flow. In addition, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the homebuilding industry, the availability of financing to homebuyers, the level of competition and general and economic factors beyond our control. These and other developments could reduce our cash flow, cause us to incur additional losses, cause us not to be in compliance with financial and other covenants and require that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing. We cannot predict what effect these factors will have on our future liquidity. For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, and Part II, Item 1A, “Risk Factors” below.
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
     We account for our investments in joint ventures under the equity method of accounting whereby our investment is increased by contributions and our share of joint venture earnings is reduced by distributions and our share of joint venture losses. We record obligations to joint ventures in our investment when they are both probable and estimable. Investments in joint ventures in which our interest exceeds 50% have been consolidated.
     A summary of our Home Building joint ventures is presented below (dollars in thousands):

	As of December 31, 2008			As of March 31, 2008
			Centex’s			Centex’s
	Number		Share	Number		Share
	of JVs (1)	Investments	of Debt (2)	of JVs (1)	Investments	of Debt (2)

Unleveraged Joint Ventures	27	$152,620	$—	29	$70,043	$—
Joint Ventures with Debt:	10			13
Limited Maintenance Guarantee (3) (4)		—	—		43,311	27,500
Repayment Guarantee (5)		(2,959)	4,197		3,154	13,692
Completion Guarantee (4)		(9,373)	123,755		78,274	133,935
No Recourse or Guarantee		(499)	24,000		12,040	24,000

	37	$139,789	$151,952	42	$206,822	$199,127

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity. We were the managing member of 22 and 23 of the active joint ventures as of December 31, 2008 and March 31, 2008, respectively. The number of joint ventures includes 12 and 17 joint ventures as of December 31, 2008 and March 31, 2008, respectively, for which substantially all of the joint ventures’ activities are complete.

(2)	Centex’s share of debt represents our maximum exposure related to the joint ventures’ debt at each respective date, exclusive of any debt-related obligations recorded by us.

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
     Total joint venture debt outstanding as of December 31, 2008 and March 31, 2008 was $340.9 million and $423.2 million, respectively. Debt agreements for joint ventures vary by lender in terms of structure and level of recourse. For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt. Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy. To date, we have not been requested to perform under the environmental liabilities or voluntary bankruptcy guarantees for any of our joint ventures. However, we have recorded obligations pursuant to our share of certain completion and repayment guarantees.

     Eight of our joint ventures are in default of their joint venture debt agreements as of December 31, 2008. Our share of the total debt of these joint ventures that are either in default, or expected to be in default, is $142.6 million and is included in the table above. We are in discussions with the joint venture partners and lenders with respect to each joint venture. For all of our joint ventures, recourse under debt agreements is limited to our share of the debt, the underlying collateral or completion obligations of the joint venture partners. In some cases, however, we may elect to make additional contributions or payments, beyond our share of the debt, if we determine that doing so is in our best interests or allows us to preserve all or part of the value of our investment in a particular property or project, which may otherwise be subject to foreclosure.
     A summary of the estimated maturities of our share of joint ventures’ debt is provided below (dollars in thousands). We have estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of December 31, 2008, and we have not projected the early repayment of joint venture debt. Our share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2009 in the table below.

For the Fiscal Years Ending
March 31,

2009	$144,566
2010	3,189
2011	4,197

$151,952

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
Mortgage Loan Allowances and Related Reserve
     Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates and current trends in loan originations. This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period. Please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information on this reserve as of December 31, 2008 and March 31, 2008.
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
     From time to time, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements. If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party. If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans. In addition, Financial Services will foreclose on certain nonperforming construction loans. We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends. Please refer to Note (C), “Mortgage Loans Receivable and Real Estate Owned,” of the Notes to Consolidated Financial Statements for additional information on our other mortgage loans and the related allowance as of December 31, 2008 and March 31, 2008.
     If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale. On all other nonperforming loans, we proceed to foreclose on the loan. Once we have received title to the underlying collateral, we classify the loan amount, net of its allowance, as real estate owned. We establish an allowance for real estate owned based upon the estimated value of the property. Real estate owned is reflected as a component of other inventory. At December 31, 2008 and March 31, 2008, real estate owned was $12.2 million and $10.9 million, respectively, which were net of allowances of $25.7 million and $12.8 million, respectively.
     Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at December 31, 2008 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.
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
     For the quarter ended December 31, 2008, discount rates used in our estimated discounted cash flow assessments ranged from 12% to 20%, with an average discount rate of 16%.

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
     For the quarter ended December 31, 2008, management determined that events and circumstances had occurred that indicated the remaining goodwill balances within the homebuilding reporting units of the segment may not be recoverable. These events included, but were not limited, continued significant land-related impairments and a relatively low market capitalization as compared to our overall book value. Based on these factors, our goodwill was evaluated for impairment at December 31, 2008. As a result of the impairment test, we recorded $38.1 million of goodwill impairments.
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
Item 4. Controls and Procedures
     An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of
December 31, 2008. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008. There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn, which directly affected and continues to have a material adverse effect on our business, financial condition and results of operations. We believe the principal factors that have caused or are sustaining this downturn include each of the following:
•
conditions, including recent disruptions in the broader financial and credit markets and the current national economic recession, and increases in unemployment rates, which were 7.2% in December 2008, a level last seen in 1993,

•	declining homebuyer demand due to lower consumer confidence and an inability of many homebuyers to sell their existing homes,
•	elevated levels of new and existing homes for sale, including the impact of increases in residential foreclosures, which are expected to continue for the foreseeable future,

•	reduced availability and stricter terms of mortgage financing due to the significant mortgage market disruptions, tightened credit standards for homebuyers, and
•	pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories of new homes.
     These conditions led to, in the most recent quarter, among other things, (i) substantial decreases in our homebuilding revenues, (ii) significant land-related impairments, (iii) joint ventures’ impairments, (iv) goodwill impairments, and (v) write-offs of land deposits and pre-acquisition costs. As a result, our homebuilding operations incurred substantial losses and are likely to continue to do so. Any worsening of market conditions in the homebuilding industry would have a further material adverse effect on our business and results of operations.
Further decreases in the availability of mortgage financing or other adverse changes in market conditions could make it more difficult or costly for customers to purchase our homes.
     Most of our homebuilding customers finance their home purchases through our Financial Services operations or, in some cases, third-party lenders. In general, housing demand is adversely affected by increases in interest rates or by decreases in the availability of mortgage financing as a result of increased credit standards, deteriorating customer credit quality or disruptions or other adverse conditions in mortgage lending markets. Beginning in fiscal year 2008 and continuing into fiscal year 2009, the mortgage markets experienced significant disruptions, which led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements for homebuyers and increased credit risk premiums. Any further tightening of credit standards or increases in interest rates could cause potential homebuyers to be less willing or able to purchase our homes. Although mortgage interest rates have declined in recent months, any future increase in mortgage rates could make it more difficult or costly for customers to purchase our homes, which would have an adverse effect on our results of operations.
     (2) The first and third risk factors under “Financial Services” are amended to read as follows:
General business, economic and market conditions may significantly affect the results of operations of our Financial Services operations.
     Our Financial Services operations are sensitive to general business and economic conditions in the United States. These conditions include the liquidity and availability of financing in mortgage finance markets, short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our Financial Services business could be adversely affected. Also, because Financial Services focuses on providing services to customers who are considering the purchase of a home from Home Building, reduced home sales will likely also impact Financial Services’ business in the form of reduced home loans and title and settlement services.
     In addition, our Financial Services business is significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States and the Department of the Treasury, which has been particularly active in attempting to mitigate some of the consequences of the current economic recession. The Federal Reserve Board’s policies influence the size of the mortgage origination market. The Federal Reserve Board’s policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. The Department of the Treasury, among other things, administers the $700 billion Emergency Economic Stabilization Act of 2008. Changes in the policies of these organizations are beyond our control and difficult to predict and can have a material effect on the results of operations of our Financial Services segment.
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
     On November 17, 2008, the Department of Housing and Urban Development (HUD) issued final regulations implementing various proposed changes to the federal Real Estate Settlement Procedures Act (RESPA). Among the changes was a revised definition of ‘required use’ that would prohibit homebuilders from providing financial incentives to their homebuyers that are conditioned upon the homebuyers’ use of affiliated mortgage companies or other settlement service providers. These regulations were to take effect on January 16, 2009, and would have required a significant restructuring of Home Building’s and Financial Services’ business practices in order to comply. Specifically, financial incentives for a homebuyer’s use of CTX Mortgage Company, LLC could only be offered directly to the homebuyer by CTX Mortgage Company, LLC in lieu of our current practice for Home Building to offer financial incentives to homebuyers that are conditioned on the use of CTX Mortgage Company, LLC.
     On December 22, 2008, the National Association of Home Builders (NAHB) and certain of its members and affiliated companies filed suit against HUD challenging the proposed rule and seeking to enjoin enforcement of the regulation. HUD extended the effective date of the regulation to April 16, 2009. On January 20, 2009, the new Presidential Administration delayed all proposed and not yet implemented regulations pending review by the Administration. This order may also serve to delay implementation of the proposed regulation.
     (3) The following risk factors are hereby added at the beginning of “Factors Affecting Multiple Business Segments:”
Current levels of volatility in the capital and credit markets are unprecedented.
     The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted significant downward pressure on stock prices and credit capacity for certain companies which, in some cases, has led these companies to seek bankruptcy protection or to be merged with or sold to stronger market participants. Although we maintain a bank-committed line of credit for cash borrowings and letters of credit and bank-committed warehouse lines of credit for our mortgage lending operations, if current levels of market disruption and volatility continue or worsen, we may be unable to amend or renew these agreements on acceptable terms upon their expiration or maturity. In addition, if we fail to maintain compliance with the financial and other covenants contained in our credit facilities, we may be obliged to seek a waiver of, or amendment to, our credit facilities from our lenders. In light of the recent disruptions in credit markets, our lenders may not be willing to grant such a waiver, or may require the payment of significant fees or changes in the terms of our credit agreements as a condition to doing so.
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
We cannot yet predict the impact of the U.S. government’s recently enacted emergency economic stabilization plan on the financial markets.
     In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, Congress enacted in October 2008 the Emergency Economic Stabilization Act of 2008, or Relief Act. Pursuant to the Relief Act, the Department of the Treasury has authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. In practice, the government has used funds provided under the Relief Act to make investments in United States banks and other financial institutions, including United States automakers. We cannot predict what impact the Relief Act will have on the financial markets, including those related to the extreme levels of volatility currently being experienced.
We have a substantial amount of outstanding debt, which is scheduled to mature in future installments and may need to be refinanced or restructured.
     We have a substantial amount of outstanding debt, which consists principally of senior unsecured notes issued from time to time in the public debt markets. The principal amount of our outstanding senior notes currently exceeds $3.10 billion, which mature at various dates through May 2016. Although there are no scheduled maturities during the remainder of our current fiscal year with respect to our senior notes, maturities for fiscal years ending March 31, 2010, 2011 and 2012 are $210.9 million, $692.5 million and $324.3 million, respectively. At December 31, 2008, our unrestricted cash balance was $1.47 billion, which provides sufficient liquidity to satisfy our obligations for at least the next 12 months. However, we expect we will need to generate sufficient cash flow from operations to repay our outstanding debt at maturity or otherwise be able to retire, refinance or restructure such debt. We are taking steps to improve our cash flow and strengthen our balance sheet, but our ability to refinance our debt is limited by, among other things, the current downturn in the homebuilding industry and recent disruptions in the credit markets and resulting tightening of credit standards, and there can be no assurance that these conditions will improve before the relevant maturity dates. Accordingly, we will consider various alternative transactions that would permit us to reduce our outstanding debt and manage the outstanding amounts and terms of our debt so that they do not interfere with our business plans and strategies.
     (4) The second, fourth and eighth risk factors contained in Item 1A of the 2008 Form 10-K, under “Factors Affecting Multiple Business Segments,” are amended to read as follows:
We could be adversely affected by a change in our credit rating.
     Our ability to sustain or grow our business and to operate in a profitable manner depends to a significant extent upon our ability to access capital. We use capital principally to finance operations, purchase and develop land, construct houses and originate mortgage loans. We also use our banking and credit relationships to arrange for the issuances of letters of credit and surety bonds. Until 2007, our access to capital was enhanced by the fact that our senior debt securities had an investment-grade credit rating from each of the principal credit rating agencies, and we were able to issue commercial paper. We lost our investment grade ratings during our fiscal year 2008, and since then the rating of our senior debt has been lowered further. Our long-term debt ratings are currently BB-, Ba3 and BB from S&P, Moody’s and Fitch, respectively. As a result of our current rating, we do not have access to many financing strategies that are available to companies with investment grade ratings. In addition, our multi-bank credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of the three rating agencies named above. We currently do not have investment grade ratings, and we are therefore subject to the borrowing base limitation. As a consequence, it may become more difficult and costly for us to access the capital that is required in order to implement our business plans and operate our business. Although we currently have a substantial cash balance, we are currently required to use a significant portion of these funds to provide a liquidity reserve under our amended multi-bank revolving credit facility. CTX Mortgage Company, LLC uses committed bank warehouse credit facilities for its funding needs. We may experience a further downgrade in our credit rating by the rating agencies that would likely result in increased costs for certain of our financing and also further restrict our ability to finance mortgage loan originations.
Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business.
     The government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. FNMA and FHLMC experienced financial difficulties in 2008 and were placed into conservatorship because their ability to raise capital had become limited and there was concern about global and domestic systemic risk should either of these government-sponsored enterprises fail. The Federal Housing Finance Authority is serving as conservator until the institutions have been returned to a safe and solvent condition. We cannot predict whether the current conservatorship of FNMA or FHLMC will succeed in returning these institutions to normal business operations, or that actions of the conservator or future regulatory changes will not result in a significant restructuring of their businesses. Any new federal laws or regulations that restrict or curtail their activities, any changes in their mortgage purchase programs, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates or credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.
We may not realize our net deferred tax assets.
     As of December 31, 2008, we had net deferred tax assets of $1.23 billion for which a $1.18 billion valuation allowance has been established. The ultimate realization of the deferred tax assets is dependent upon a variety of factors, including taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The FASB provides in SFAS No. 109, “Accounting for Income Taxes”, that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on our assessment, the realization of approximately $1.18 billion of our deferred tax assets is dependent upon future taxable income and, accordingly, we have established a valuation allowance equal to such amount. The valuation allowance may increase or decrease as conditions change and/or if new tax laws are enacted, such as changes to the carryback and carryforward rules, which could have a material effect on our financial position and results of operations.
     Our ability to utilize net operating losses (NOLs), built-in losses (BILs) and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which we refer to as the Code. In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the preceding three years.
     An ownership change under Section 382 of the Code would establish an annual limitation on the amount of NOLs or BILs we could utilize to offset our taxable income in any single taxable year to an amount equal to (i) the product of a specified rate (which is published monthly and is currently 5.49%) and the aggregate value of our outstanding stock plus (ii) the amount of unutilized limitation from prior years. In such a case, a corresponding limitation would also apply on the amount of tax credit carryforwards we could utilize to offset our taxes in any single taxable year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards. Based on an analysis that we performed as of December 31, 2008, we do not believe we have experienced an ownership change as defined by Section 382 and, therefore, we do not believe, at December 31, 2008, the NOLs, BILs and tax credit carryforwards are subject to any Section 382 limitation. However, whether a change in ownership occurs in the future is largely outside of our control, and there can be no assurance that such a change will not occur.

     (5) A new section entitled “Outstanding Common Stock and Other Securities” is hereby added to our risk factors, at the end of the existing information:
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
•	operating results that differ from the expectations of securities analysts and investors;

•
factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, combinations, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
Dividends on our common stock have been suspended and future dividends remain uncertain.
     On October 9, 2008, we announced that our Board of Directors suspended our quarterly cash dividend. We will continue to weigh the alternatives for returning cash to shareholders as economic conditions improve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
     From time to time, we repurchase shares of our common stock pursuant to publicly announced share repurchase programs. The following table details our common stock repurchases for the three months ended December 31, 2008:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
	Total Number		Shares Purchased	Shares that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased	Paid Per Share	Announced Plans	Plans

Period
October 1-31	8,368	$8.98	—	9,399,700
November 1-30	—	$—	—	9,399,700
December 1-31	—	$—	—	9,399,700

Total (1)	8,368	$8.98	—

(1)
The 8,368 shares repurchased for the three months ended December 31, 2008 represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock. These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

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
Item 5. Other Information
By-Laws Changes
     Effective October 8, 2008, our Board of Directors amended Article II, Sections 12, 13 and 14, and added a new Article II, Section 17, of the Company’s By-Laws, relating to the nomination of directors and matters presented for action at annual meetings of stockholders. The amendments revise the advance notice requirements to:
•
require stockholder proponents and their affiliates to disclose, in addition to direct ownership interests, all other ownership interests including derivatives, hedged and short positions and other economic and voting interests;

•	require director-nominees to represent that they do not, and will not, have any undisclosed voting commitments or other arrangements with respect to their actions as a director;
•	require directors nominated by stockholders to complete the Company’s standard director and officer questionnaire;

•
require stockholders nominating directors to disclose any material relationships between the stockholder proponents and their affiliates, on the one hand, and the director nominees and their affiliates, on the other hand;

•	clarify that director nominations by stockholders require a separate advance notice and cannot be satisfied by any notice of meeting sent by the Company; and

•
clarify that the advance notice provisions in Article II, Sections 12 and 13, are the exclusive means for a stockholder to make a director nomination or submit other business before an annual meeting of stockholders (other than matters properly brought under Rule 14a-8 of the federal proxy rules, which contains its own procedural requirements).

     The foregoing description of the amended provisions of the Company’s By-Laws is qualified in its entirety by reference to the actual By-Laws, which were filed as Exhibit 3.1 to the Company’s report on Form 8-K filed on October 14, 2008.

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

10.1
Fourth Amendment to Credit Agreement dated as of January 23, 2009, between Centex Corporation and the lenders named therein (incorporated by reference from Exhibit 10.5 to Centex’s Current Report on Form 8-K filed on January 26, 2009).

10.2
Centex Corporation 2003 Equity Incentive Plan* as amended through October 8, 2008 (incorporated by reference from Exhibit 10.2a to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

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

CENTEX CORPORATION

Registrant

February 4, 2009	/s/ Catherine R. Smith

Catherine R. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer)

February 4, 2009	/s/ Mark D. Kemp

Mark D. Kemp
Senior Vice President and Controller
(principal accounting officer)