Form 10-K
period 2009-03-31
CENTEX CORP
filed 2009-05-21
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

Commission File Number:  1-6776

CENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	75-0778259
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

On September 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.01 billion based upon the last sale price reported for such date on the New York Stock Exchange.  As of May 8, 2009, 124,483,451 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, the information required by Part III of this Form 10-K is incorporated by reference, and will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

FORM 10-K

March 31, 2009

i

PART I

ITEM 1.	BUSINESS

General Development of Business

Centex Corporation is a Nevada corporation.  Our common stock, par value $.25 per share, began trading publicly in 1969.  Our common stock is currently traded on the New York Stock Exchange, or the NYSE.  As of May 8, 2009, 124,483,451 shares of our common stock were outstanding.  Any reference herein to we, us, our or the Company refers to Centex Corporation and its subsidiary companies or, if the context requires, the particular segment or unit of our business that is being discussed.

On April 7, 2009, Centex Corporation and Pulte Homes, Inc. (NYSE: PHM) entered into a definitive merger agreement pursuant to which Centex will merge with a wholly-owned subsidiary of Pulte, and survive the merger as a wholly-owned subsidiary of Pulte.  Under the terms of the agreement, Centex stockholders will receive 0.975 shares of Pulte common stock for each share of Centex common stock they own.  Upon closing of the transaction, Pulte stockholders will own approximately 68% of the combined company, and Centex stockholders will own approximately 32%.  The transaction is subject to approval by Pulte and Centex stockholders and the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Pulte and Centex expect to complete the transaction in the third calendar quarter of 2009.

Since our founding in 1950 as a Dallas, Texas-based residential construction company, we expanded our business to include a broad range of activities related to construction, construction products and financing, but have more recently refocused our operations on residential construction and related activities, including mortgage financing to our homebuyers.  As of March 31, 2009, our subsidiary companies operated in two principal lines of business:  Home Building and Financial Services.  We provide a brief overview of each line of business below, with a more detailed discussion of each line of business later in this section.

Home Building operations currently involve the construction and sale of detached and attached single-family homes.  The land used for the construction of our homes is acquired through the purchase of finished or partially finished lots and through the purchase of raw land that must be developed.

Financial Services operations consist of mortgage lending and title insurance and settlement services.  These activities include mortgage origination and other related services for homes sold by our subsidiaries and others.  We have been in the mortgage lending business since 1973.  Our mortgage lending and title insurance and settlement services provide our homebuyers with a streamlined home-closing and settlement process, which we believe is important to ensuring customer satisfaction in our homebuilding business.

Over the last several fiscal years, we have simplified our business portfolio as a result of a number of transactions.  The following table summarizes these transactions over the last five fiscal years.

Business	Date	Description

Westwood Insurance	September 2008	We sold our property and casualty insurance agency operations, which were previously included in the Financial Services segment.
Home Services	April 2008	We sold our home services operations, which were previously included in our Other segment.
Construction Services	March 2007	We sold our commercial construction operations, which were previously a separate reporting segment.
Home Equity	July 2006	We sold our sub-prime home equity lending operations, which were previously included in the Financial Services segment.
International Homebuilding	September 2005	We sold our international homebuilding operations, which were previously included in the Home Building segment.

For all businesses sold in the table above, the results of operations and financial position of such businesses are reported as discontinued operations for all periods presented, with the exception of our property and casualty insurance operations which, historically, were not material.  For additional information on our discontinued operations, please refer to Note (N), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

Within our homebuilding operations, we determined that our operating segments are our divisions, which have been aggregated into four reporting segments.  Our homebuilding operations, or Home Building, consist of the following reporting segments:  East, Central, West and Other homebuilding.  For a complete description of the states and markets in each of our homebuilding segments, please refer to the Home Building markets table later in this section.

  Our mortgage lending and title insurance and settlement services represent one reporting segment, Financial Services.

Financial Information about Segments

Note (M), “Business Segments,” of the Notes to Consolidated Financial Statements contains additional information about our business segments for fiscal years 2009, 2008 and 2007.

Description of Business

Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn.  We believe the principal factors that have caused or are sustaining this downturn include:  current economic conditions, including disruptions in the broader financial and credit markets and the current national economic recession, as evidenced by, among other things, high unemployment rates; declining homebuyer demand due to lower consumer confidence and an inability of many homebuyers to sell their existing homes, elevated levels of new and existing homes for sale, including the impact of increases in residential foreclosures; reduced availability and stricter terms of mortgage financing due to the significant mortgage market disruptions and tightened credit standards for homebuyers; and pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories of new homes.  These factors have had a significant negative impact on the homebuilding and mortgage finance industries and on our business and results of operations.

HOME BUILDING

The business of Home Building consists of constructing and selling detached and attached single-family homes.  The land used for the construction of our homes is acquired through the purchase of finished or partially finished lots and through the purchase of raw land that must be developed.  In fiscal year 2009, approximately 81% of the homes closed were single-family, detached homes.

Markets

Home Building follows a strategy of maximizing its relative market share in those local markets that reward market leaders and provide the highest potential returns.  We participate in a wide variety of geographically and economically diverse markets that may fluctuate year to year.  As of March 31, 2009, Home Building had substantive homebuilding operations in 75 market areas located in 22 states and the District of Columbia.  Each active market is listed below within the reporting segment to which it belongs.

Segment	States	Markets	States and Markets (continued)
East	Florida	Cape Coral/Ft. Myers	New Jersey	Edison
		Jacksonville		Newark/Union
		Naples/Marco Island		New York/Wayne/White Plains
		Orlando		Trenton/Ewing
		Port St. Lucie/Ft. Pierce	North Carolina	Burlington
		Punta Gorda		Charlotte/Gastonia/Concord
		Sarasota/Bradenton/Venice		Durham
		Tampa/St. Petersburg/Clearwater		Raleigh/Cary
		Vero Beach		Wilmington
		West Palm Beach/Boca Raton/	South Carolina	Charleston/N. Charleston
		Boynton Beach		Myrtle Beach/Conway/
	Georgia	Atlanta/Sandy Springs/Marietta		N. Myrtle Beach
		Savannah	Virginia	Richmond
	Maryland	Bethesda/Frederick/Gaithersburg		Virginia Beach/Norfolk/
		Washington, D.C./Arlington/Alexandria		Newport News
Winchester
Central	Colorado	Denver/Aurora	Minnesota	Minneapolis/St. Paul/Bloomington
		Ft. Collins/Loveland		Rochester
		Greeley	Missouri	St. Louis
	Illinois	Chicago/Naperville/Joliet	Tennessee	Nashville/Davidson/
	Indiana	Indianapolis		Murfreesboro
	Michigan	Ann Arbor	Texas	Austin/Round Rock
		Detroit/Livonia/Dearborn		Dallas/Plano/Irving
		Flint		Ft. Worth/Arlington
		Monroe		Houston/Baytown/Sugar Land
		Warren/Farmington Hills/Troy		Killeen/Temple/Ft. Hood
San Antonio
West	Arizona	Phoenix/Mesa	Hawaii	Honolulu
	California	Bakersfield	Nevada	Las Vegas/Paradise
		El Centro		Reno/Sparks
		Fresno	New Mexico	Albuquerque
		Hanford/Corcoran		Santa Fe
		Los Angeles/Long Beach/Glendale	Oregon	Portland/Vancouver/Beaverton
		Merced	Washington	Seattle/Bellevue/Everett
		Modesto		Tacoma
Oakland/Fremont/Hayward
Oxnard/Thousand Oaks/Ventura
Riverside/San Bernardino/Ontario
Sacramento/Arden/Arcade/Roseville
San Diego/Carlsbad/San Marcos
San Luis Obispo/Paso Robles
Santa Ana/Anaheim/Irvine
Santa Barbara/Santa Maria/Goleta
Stockton
Visalia/Porterville
Yuba City

Other
Other homebuilding includes certain resort/second home projects in Florida that we plan to build out and liquidate, and holding companies. In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

homebuilding

In fiscal year 2009, Home Building closed the sale of 14,434 homes, including first-time, move-up and, in some markets, luxury homes, ranging in price from $39,000 to $3.0 million.  The average revenue per unit in fiscal year 2009 was $247,900.

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

Our goal is to own less than two years’ supply of land and to control, through option agreements, approximately two more years of land that we can acquire over specified time periods or, in certain cases, as the land or lots are needed.  At March 31, 2009, Home Building owned 57,289 lots and had options to purchase 7,045 lots.  This is considerably less than the 70,222 owned lots and 18,147 optioned lots we held at March 31, 2008.  We are transitioning to a strategy that emphasizes the purchase of finished lots on more of a “just-in-time basis” and away from a strategy where we acquire raw land and undertake all development work.  In addition, Home Building has entered into joint ventures with other builders and developers for some land acquisition and development.  For additional discussion of our lot option agreements and participation in joint ventures, see Note (C), “Inventories,” and Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Following the purchase of land and, if necessary, the entitlement and development process, we begin to market, sell and construct homes.  Substantially all of our construction work is performed by independent contractors.  Home Building is transitioning to an operating model of primarily constructing homes from a sold backlog.  This operating model will provide more predictable scheduling of independent contractors that will eventually result in increased efficiency and improved profitability.

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

Our growth strategy for Home Building has been focused primarily on organically growing our relative market share in those local markets that reward market leaders and provide the highest potential returns.  To a lesser extent, we have previously also grown through the acquisition of other homebuilding companies.  There have been no acquisitions of homebuilding companies in the last five fiscal years.

Home Building sells its homes principally under the Centex name and, in certain markets, under a variety of other brand names including several from previous acquisitions.  Fox & Jacobs, one of our brand names, primarily markets to first-time buyers.  Centex Homes primarily markets its homes to first-time and move-up buyers.

The tables below summarizes by reporting segment Home Building units closed, sales orders and backlog units for the five most recent fiscal years.

Units Closed:
	For the Years Ended March 31,
	2009	2008	2007	2006	2005

East	4,621	8,334	11,606	13,164	10,296
Central	5,930	10,306	12,766	13,851	12,577
West	3,847	8,211	10,512	10,763	8,788
Other homebuilding	36	351	901	1,454	1,726
	14,434	27,202	35,785	39,232	33,387

Average Revenue Per Unit (in 000’s)	$248	$277	$308	$304	$270

Sales Order (in Units):
	For the Years Ended March 31,
	2009	2008	2007	2006	2005

East	3,923	7,505	8,521	12,085	12,255
Central	4,636	9,586	11,992	13,619	12,703
West	2,274	7,406	8,431	11,262	9,800
Other homebuilding	33	160	105	1,064	1,804
	10,866	24,657	29,049	38,030	36,562

Backlog Units:
	For the Years Ended March 31,
	2009	2008	2007	2006	2005

East	1,750	2,448	3,277	6,362	7,441
Central	1,661	2,955	3,989	4,763	4,995
West	767	2,340	3,173	5,254	4,755
Other homebuilding	-	3	212	1,008	1,398
	4,178	7,746	10,651	17,387	18,589

Backlog Value (in millions)	$999	$2,016	$3,176	$5,774	$5,941

For each unit in backlog, we have received a signed customer contract and a customer deposit, which is refundable under certain circumstances.  The backlog units included in the table above are net of known cancellations.  Cancellations occur for a variety of reasons, including a customer’s inability to obtain financing, customer relocations or other customer financial hardships.  Average cancellation rates for the years ended March 31, 2009 and 2008 were 35.4% and 32.1%, respectively.  Substantially all of the orders in sales backlog as of March 31, 2009 are scheduled to close during fiscal year 2010.

Competition and Other Factors

The homebuilding industry is highly competitive and fragmented.  Traditionally, competition in the industry has occurred at a local level among national, regional and local homebuilders.  The prolonged downturn in the homebuilding industry has significantly impacted competition among the homebuilders.  The excess supply of homes for sale and the need for builders to generate cash have caused homebuilders and other home sellers to reduce prices.  This increased competition has also resulted in increases in discounts and sales incentives, including increases in seller-paid financing and closing costs, and increases in sales commissions to help stimulate sales and close homes.  We believe the increased competition in the homebuilding industry affected all categories of builders, but has had a disproportionate effect on smaller homebuilders that may not be capitalized as well as most of the large homebuilders.  The top ten builders in calendar year 2008 accounted for approximately 21% of the nation’s new housing stock.  We believe we ranked third in the largest homebuilders in the United States at March 31, 2009, based on publicly reported homebuilding revenues for the most recent twelve-month period for which information is available.  Our operations accounted for an estimated 3% of new homes sold in the United States for the twelve months ended March 31, 2009.  We calculate our market share by dividing our new home sales by the total single family new home sales as reported by the U. S. Census Bureau.  Our top four competitors based on revenues for their most recent fiscal year-end are as follows (listed alphabetically):  D. R. Horton, Inc., Lennar Corporation, NVR, Inc. and Pulte Homes, Inc.  The main competitive factors affecting our operations are location/market, sales price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation.  We believe that Home Building competes effectively by building a high quality home, and responding to the specific demands of each market by managing operations at a local level.

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

We have responded to the downturn in the industry by adjusting certain of our product offerings and marketing efforts.  To simplify our business, reduce costs and offer products that homebuyers can afford, we have reduced the number of floor plans offered across our neighborhoods, reduced the number of available options and upgrades, and in many cases, reduced the size of our homes.

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

FINANCIAL SERVICES

Our Financial Services operations include mortgage lending and other related services for purchasers of homes sold by our homebuilding operations and title insurance and settlement services.

We established the predecessor of CTX Mortgage Company, LLC to provide mortgage financing for homes built by Home Building.  By opening mortgage offices in Home Building housing markets, we have been able to provide mortgage financing for an average of 78% of Home Building non-cash unit sales over the past five years and for 84% of such closings in fiscal year 2009.  In 1985, we expanded our mortgage operations to include the origination of mortgage loans that are not associated with the sale of homes built by us.  We refer to mortgage financing for homes built by Home Building as Builder loans, and to mortgage financing for homes built by others, loans for existing homes and loans to refinance existing mortgages as Retail loans.

As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, during fiscal year 2006, we began to focus our mortgage operations on Builder loans to support Home Building.  Retail mortgage originations represented approximately 44.4%, 54.8% and 53.0% of total mortgage originations during the fiscal years ended March 31, 2009, 2008, and 2007, respectively.  During July 2008, Financial Services made the decision to cease the origination of Retail loans.  Financial Services, which originally operated approximately 80 retail branches, ceased originating Retail loans during the fourth quarter of fiscal year 2009, and the wind-down was completed as of March 31, 2009.  Due to the closure of our retail branch locations, we transitioned our mortgage operations to a centralized production model.  The elimination of substantially all Retail loans, as well as the implementation of a centralized production model, may have a negative impact on Financial Services operating results.

At March 31, 2009, Financial Services originated Builder loans from 37 offices licensed in 22 states.

The following table shows the unit breakdown of Builder and Retail loans for the five years ended March 31, 2009:

	For the Years Ended March 31,
	2009	2008	2007	2006	2005
Loan Types (originations):
Builder	11,230	20,431	27,141	27,364	22,517
Retail	8,970	24,729	30,638	43,319	44,816
	20,200	45,160	57,779	70,683	67,333

Origination Volume (in millions)	$4,137.8	$9,991.3	$13,826.0	$15,827.4	$13,039.0
Percent of Home Building
Closings Financed (1)	84%	79%	80%	75%	73%

(1)	Excludes non-financed cash-only closings.

We provide mortgage origination and other mortgage-related services for Federal Housing Administration (FHA) loans, Department of Veterans’ Affairs (VA) loans and conventional loans.  Our loans are generally first-lien mortgages secured by the home.  Substantially all of our loans qualify for inclusion in programs sponsored by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), or the Federal Home Loan Mortgage Corporation (FHLMC).  Loans qualifying for inclusion in FNMA or FHMLC sponsored programs are known in the industry as conforming loans.  The remainder of the loans is either pre-approved and individually underwritten by us or by private investors who subsequently purchase the loans, or is funded by private investors who pay a broker fee to us for broker services rendered.

Financial Services revenues and operating earnings are derived primarily from the sale of mortgage loans, together with related servicing rights, broker fees, title insurance and settlement services, interest income and other fees.  For substantially all mortgage loans originated, we sell our right to service the mortgage loans and retain no residual interests.

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

Financial Services also holds other mortgage loans, including performing and nonperforming construction loans and other nonperforming mortgage loans.  During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it intends to fulfill its existing funding commitments, which were $1.2 million at March 31, 2009.

We offer title agent, title underwriting, closing and other settlement services in 23 states under the Commerce Title name, including Commerce Title Company, Commerce Title Agency and Commerce Title Insurance Company.

Competition and Other Factors

The financial services industry in the United States is highly competitive.  Financial Services competes with the mortgage banking subsidiaries of large commercial banks, mortgage companies, and savings and other financial institutions to supply mortgage financing at attractive rates to homebuyers.  Key competitive factors among industry participants are varied and include convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates.  Any increase in competition may lower the rates we can charge borrowers, thereby potentially reducing gain on future loan sales.  Our title operations compete with other providers of title products to sell their products to purchasers of our homes, as well as to the general public.  Many of these competitors have greater resources than we do.

Many mortgage lenders have ceased or severely restricted operations due to the continued disruptions in the mortgage markets during the last two fiscal years.  The continued decline in homebuyer demand has also reduced the population of potential mortgage customers.  In addition, the disruptions in the mortgage and credit markets eliminated the ability of most mortgage lenders to sell nonconforming mortgage loans as there are few investors willing to accept the risks associated with these loan products.  As a result, most mortgage lenders limit their mortgage loan originations to conforming loan products.

Financial Services operations are subject to extensive federal and state regulations, as well as rules and regulations of, and examinations by, FNMA, FHLMC, FHA, VA, the Department of Housing and Urban Development, or HUD, GNMA and state regulatory authorities with respect to originating, processing, underwriting, making and selling loans and providing title products.  In addition, there are other federal and state statutes and regulations affecting such activities.  These rules and regulations, among other things, impose licensing obligations on our Financial Services operations, specify standards for origination procedures, establish eligibility criteria for mortgage loans, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees, loan amounts and premiums for title insurance.  Certain of our Financial Services operations are required to maintain specified net worth levels and submit annual audited financial statements to HUD, VA, FNMA, FHLMC, GNMA and some state regulators.

As an approved FHA lender, CTX Mortgage Company, LLC is subject to examination by the Federal Housing Commissioner at all times to ensure compliance with FHA regulations, policies and procedures.  Our title operations are subject to examination by state authorities.  Mortgage origination activities are subject to the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act, the Riegle Community Development and Regulatory Improvement Act, the Home Ownership and Equity Protection Act and regulations promulgated under such statutes, as well as other federal and state consumer credit laws.  These statutes prohibit discrimination and unlawful kickbacks and referral fees and require the disclosure of certain information to borrowers concerning credit and settlement costs.  Many of these regulatory requirements seek to protect the interest of consumers, while others protect the owners or insurers of mortgage loans.  Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases from investors, lawsuits by borrowers (including class actions), administrative enforcement actions and, in some cases, rescission or voiding of the loan by the consumer.

EMPLOYEES

The following table presents a breakdown of our employees:

	As of March 31,
	2009	2008	2007

Home Building	1,568	4,143	6,668
Financial Services	529	1,920	2,787
Corporate	366	467	464
Discontinued Operations	-	-	1,499
Total	2,463	6,530	11,418

NYSE AND SEC CERTIFICATIONS

We submitted our 2008 Annual CEO Certification to the New York Stock Exchange on August 5, 2008.  The certification was not qualified in any respect.  Additionally, we filed with the Securities and Exchange Commission, or SEC, as exhibits to our Form 10-K for the year ended March 31, 2008, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

AVAILABLE INFORMATION

Anyone seeking information about our business operations and financial performance can receive copies of our Annual Report to Stockholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC, without charge, by contacting our Investor Relations office at (214) 981-5000; by writing to Centex Corporation, Investor Relations, P.O. Box 199000, Dallas, Texas 75219 or via email at ir@centex.com.  In addition, copies of all filings with the SEC, news releases and quarterly earnings announcements, including live audio and replays of recent quarterly earnings web casts, can be accessed free of charge on our web site (http://www.centex.com).  We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, available on our web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.  To retrieve any of this information, go to http://www.centex.com, select “Investors” and select “Financials,” and then select “SEC Filings.”  Our web site also includes our Corporate Governance Guidelines, The Centex Way (our Code of Business Conduct and Ethics) and the charters for the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation and Management Development Committee of our Board of Directors.  Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to Centex Corporation, attention: Corporate Secretary, 2728 N. Harwood, Dallas, Texas  75201.  The reference to our web site is merely intended to suggest where additional information may be obtained by investors, and the materials and other information presented on our web site are not incorporated in and should not otherwise be considered part of this Report.

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

HOMEBUILDING MARKET AND ECONOMIC RISKS

The homebuilding industry is undergoing a significant downturn; this downturn has had a material adverse effect on our business and results of operations and is expected to continue through fiscal year 2010.

Beginning in fiscal year 2006, the U.S. housing industry began to experience a significant downturn, which directly affected and continues to have a material adverse effect on our business, financial condition and results of operations.  We believe the principal factors that have caused or are sustaining this downturn include each of the following:

●
current economic conditions, including disruptions in the broader financial and credit markets and the current national economic recession, as evidenced by, among other things, high unemployment rates, which were 8.5% in March 2009, a level last seen in 1983,

●	declining homebuyer demand due to lower consumer confidence and an inability of many homebuyers to sell their existing homes,
●	elevated levels of new and existing homes for sale, including the impact of increases in residential foreclosures, which are expected to continue for the foreseeable future,
●	reduced availability and stricter terms of mortgage financing due to the significant mortgage market disruptions, and tightened credit standards for homebuyers, and
●	pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories of new homes.

       These conditions led to, among other things, (i) substantial decreases in our homebuilding revenues, (ii) significant land-related impairments, (iii) joint ventures’ impairments, (iv) goodwill impairments, and (v) write-offs of land deposits and pre-acquisition costs.  As a result, our homebuilding operations incurred substantial losses and are likely to continue to do so.  Any worsening of market conditions in the homebuilding industry would have a further material adverse effect on our business and results of operations.

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

During the year ended March 31, 2009, we decided not to pursue development and construction in certain areas where we held land or had made option deposits, which resulted in $46.6 million in write-offs of option deposits and pre-acquisition costs.  During the year ended March 31, 2009, we recognized losses of $955.0 million on land sales, including land-related impairments on neighborhoods and land during the year ended March 31, 2009 of $882.6 million.  Land-related impairments during the quarter ended March 31, 2009 affected 81 neighborhoods and land investments, some of which have been impaired more than once.  These market conditions also adversely affected land values in our Home Building joint ventures.  Our share of joint ventures’ impairments was $157.1 million for the year ended March 31, 2009.  These land-related impairments contributed to the significant operating losses we incurred during the year ended March 31, 2009.  If market conditions do not improve in future periods, we may experience additional write-offs of option deposits and pre-acquisition costs, losses on land sales, land-related impairments and impairments relating to our ownership interest in joint ventures.  Additionally, our land-related impairment analyses are affected by market conditions and certain assumptions, such as sales prices, sales rates and discount rates used, and relatively small changes in these assumptions could lead to significant land-related impairments.

Levels of volatility in the capital and credit markets during the year ended March 31, 2009 were unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  In some cases, the markets have exerted significant downward pressure on stock prices and credit capacity for certain companies which, in some cases, has led these companies to seek bankruptcy protection or to be merged with or sold to stronger market participants.  Although we maintain a committed multi-bank revolving credit facility for cash borrowings and letters of credit and bank-committed warehouse lines of credit for our mortgage lending operations, if current levels of market disruption and volatility continue or worsen, we may be unable to amend or renew these agreements on acceptable terms upon their expiration or maturity.  In addition, if we fail to maintain compliance with the financial and other covenants contained in our credit facilities, we may be obliged to seek a waiver of, or amendment to, our credit facilities from our lenders.  In light of the disruptions in credit markets, our lenders may not be willing to grant such a waiver, or may require the payment of significant fees or changes in the terms of our credit agreements as a condition to doing so.

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

Further decreases in demand for our homes may have an adverse effect on our Financial Services segment.

Substantially all of the mortgage loans originated by Financial Services are from the sale of homes we build.  Further declines in the sale of our homes would have a direct effect on the origination volume of Financial Services.  In July 2008, Financial Services made the decision to cease the origination of Retail loans (or loans for the sale of homes not built by us) and the wind-down of such Retail loan origination was completed as of March 31, 2009.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

 Inflation can have a long-term impact on us because increasing costs of land, materials and labor require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the one we are currently experiencing, requires that we reduce prices, rather than increase them. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell. That makes it more difficult for us to recover the full cost of previously purchased land.  In addition, we are generally not able to pass on increases in materials and labor to customers who have already entered into home purchase contracts, as the price is generally fixed at the time the contract is signed, which may be well in advance of the commencement of construction.

OPERATIONAL RISKS

We have a substantial amount of outstanding debt, which is scheduled to mature in future installments and may need to be refinanced or restructured.

We have a substantial amount of outstanding debt, which consists principally of senior unsecured notes issued from time to time in the public debt markets.  The principal amount of our outstanding senior notes currently exceeds $3.10 billion, which mature at various dates through May 2016.  Scheduled maturities for fiscal years ending March 31, 2010, 2011 and 2012 are $210.9 million, $692.5 million and $324.4 million, respectively.  At March 31, 2009, our unrestricted cash balance was $1.36 billion, which provides sufficient liquidity to satisfy our obligations for at least the next twelve months.  However, we expect we will need to generate sufficient cash flow from operations to repay our outstanding debt at maturity or otherwise be able to retire, refinance or restructure such debt.  We are taking steps to improve our cash flow and strengthen our balance sheet, but our ability to refinance our debt is limited by, among other things, the current downturn in the homebuilding industry and recent disruptions in the credit markets and resulting tightening of credit standards, and there can be no assurance that these conditions will improve before the relevant maturity dates.  Accordingly, we will consider various alternative transactions that would permit us to reduce our outstanding debt and manage the outstanding amounts and terms of our debt so that they do not interfere with our business plans and strategies.

We could be adversely affected by a change in our current credit rating.

Our ability to sustain or grow our business and to operate in a profitable manner depends to a significant extent upon our ability to access capital.  We use capital principally to finance operations, purchase and develop land, construct houses and originate mortgage loans.  We also use our banking and credit relationships to arrange for the issuances of letters of credit and surety bonds.  Until 2007, our access to capital was enhanced by the fact that our senior debt securities had an investment-grade credit rating from each of the principal credit rating agencies, and we were able to issue commercial paper.  We lost our investment grade ratings during our fiscal year 2008, and since then the rating of our senior debt has been lowered further.  Our long-term debt ratings are currently BB-, Ba3 and BB from Standard & Poor’s, or S&P, Moody’s Investors Services, or Moody’s and Fitch Ratings, or Fitch, respectively.  As a result of our current rating, we do not have access to many financing strategies that are available to companies with investment grade ratings.  In addition, our multi-bank credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of the three rating agencies named above.  We currently do not have investment grade ratings, and we are therefore subject to the borrowing base limitation.  As a consequence, it may become more difficult and costly for us to access the capital that is required in order to implement our business plans and operate our business.  Although we currently have a substantial cash balance, we are currently required to use a significant portion of these funds to provide a liquidity reserve under our multi-bank revolving credit facility.  CTX Mortgage Company, LLC also uses committed bank warehouse credit facilities for its funding needs.  We may experience a further downgrade in our credit rating by the rating agencies that would likely result in increased costs for certain of our financing and also further restrict our ability to finance mortgage loan originations.

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

Market conditions in the mortgage lending and mortgage finance industries worsened significantly in fiscal year 2009, which adversely affected the availability of credit for some purchasers of our homes, reduced the population of potential mortgage customers and reduced mortgage liquidity.  Further tightening of mortgage lending or mortgage financing requirements or further reduced mortgage liquidity could have a material adverse effect on our homebuilding and mortgage lending operations and their respective results of operations.

Beginning in fiscal year 2008 and continuing through fiscal year 2009, the mortgage lending industry experienced significant disruptions due to, among other things, defaults on a variety of nonconforming loan products and a resulting decline in the market value of such loans.  In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of loan documentation and credit requirements for certain types of loan programs made available to borrowers in recent years.  This led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit underwriting requirements, reduced liquidity and increased credit risk premiums.  Among other things, deterioration in credit quality among nonconforming loan borrowers has caused almost all lenders to eliminate most loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans meeting conforming underwriting guidelines except as to the size of the loan.  In general, fewer loan products and tighter loan qualifications make it more difficult for some categories of borrowers to finance the purchase of our homes.  These developments have resulted in a reduction in demand for the homes that we sell and in the demand for the mortgage loans that we originate.  These developments have had and are expected to continue to have a material adverse effect on our business and results of operations.

The adverse market conditions in the mortgage lending industry described above have affected our business in a number of respects.  For example, CTX Mortgage Company, LLC has essentially ceased originating sub-prime or other nonconforming loans.  Furthermore, for various reasons, including the reduction in available mortgage loan liquidity, CTX Mortgage Company, LLC decided in the second quarter of fiscal year 2008 to discontinue the origination of new construction loans.  In the second and third quarters of fiscal year 2008, CTX Mortgage Company, LLC ceased selling loans to HSF-I, which had been the principal financing vehicle for its operations, and terminated this financing vehicle.  In addition, during fiscal year 2009, Financial Services ceased the origination of Retail loans.

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

Most of our homebuilding customers finance their home purchases through our Financial Services operations or, in some cases, third-party lenders.  In general, housing demand is adversely affected by increases in interest rates or by decreases in the availability of mortgage financing as a result of increased credit standards, deteriorating customer credit quality or disruptions or other adverse conditions in mortgage lending markets.  Beginning in fiscal year 2008 and continuing through fiscal year 2009, the mortgage markets experienced significant disruptions, which led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements for homebuyers and increased credit risk premiums.  Any further tightening of credit standards or increases in interest rates could cause potential homebuyers to be less willing or able to purchase our homes.  Although mortgage interest rates have declined in recent months, any future increase in mortgage rates could make it more difficult or costly for customers to purchase our homes, which would have an adverse effect on our results of operations.

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

The homebuilding industry is highly competitive.  We compete in each of our markets with many national, regional and local homebuilders.  In recent years, national homebuilders have been able to compete more effectively and increase their share of the national homebuilding market.  The current downturn in the homebuilding industry has significantly increased competition among homebuilders, as evidenced by price reductions, increases in discounts and sales incentives and increased sales commissions in an effort to stimulate sales.  Any further increases in the level of incentives from other national homebuilders or from regional and local homebuilders in the markets in which we operate could reduce the number of homes we close, or cause us to accept reduced margins or losses on home sales.

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

From time to time, we are audited by various federal, state and local authorities regarding tax matters.  We fully cooperate with all audits.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process.  As each stage in the audit process is concluded, we record appropriate adjustments, if any, in our financial statements in the period determined.  In accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109,” which we refer to as FIN 48, we maintain reserves to provide for potential tax exposures relating to uncertain tax positions (including interest and penalties, when applicable) that may result from audits.  However, if the results of any audit materially differ from the reserve, there would be a corresponding impact on our financial position and results of operations.

We may not realize our net deferred tax assets.

As of March 31, 2009, we had net deferred tax assets of $1.29 billion for which a $1.29 billion valuation allowance has been established.  The ultimate realization of the deferred tax assets is dependent upon a variety of factors, including taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  The FASB provides in SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109 that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.  Based on our assessment, the realization of our deferred tax assets is dependent upon future taxable income and, accordingly, we have established a full valuation allowance.  The valuation allowance may increase or decrease as conditions change and/or if new tax laws are enacted, such as changes to net operating loss carryback and carryforward rules, which could have a material effect on our financial position and results of operations.

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

An ownership change under Section 382 of the Code would establish an annual limitation on the amount of NOLs or BILs we could utilize to offset our taxable income in any single taxable year to an amount equal to (i) the product of a specified rate (which is published monthly and is 4.61% for May 2009) and the aggregate value of our outstanding stock plus (ii) the amount of unutilized limitation from prior years.  In such a case, a corresponding limitation would also apply to the amount of tax credit carryforwards we could utilize to offset our taxes in any single taxable year.  The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards.  Based on an analysis that we performed as of March 31, 2009, we do not believe we have experienced an ownership change as defined by Section 382 and, therefore, we do not believe, at March 31, 2009, the NOLs, BILs and tax credit carryforwards are subject to any Section 382 limitation.  However, if the merger with Pulte is completed, we will experience an ownership change, and the combined company’s ability to realize Centex’s deferred income tax assets will be limited.

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

Total joint venture debt outstanding as of March 31, 2009 and 2008 was $270.3 million and $423.2 million, respectively.  Debt agreements for joint ventures with recourse to us vary by lender in terms of structure and level of recourse.  For joint ventures, we are liable on a contingent basis, through guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt.  Additionally, we have agreed to indemnify the lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy.  We have recorded obligations pursuant to our share of certain completion and repayment guarantees.

Six of our joint ventures are in default of their joint venture debt agreements.  We are in discussions with the joint venture partners and lenders with respect to each joint venture.  We expect to fulfill our contractual obligations under the joint venture agreements.  Costs associated with fulfilling such contractual obligations may be less than our share of the joint ventures’ debt.  Recourse under joint venture debt agreements is limited to either the underlying collateral or completion obligations of the joint venture partners.  Based upon the terms and debt amounts outstanding for these joint ventures and the terms of the joint venture agreements, we do not believe our exposure related to these joint venture defaults in excess of amounts already accrued will be material to our financial position or results of operations.

In general, we are subject to various risks of the type described above related to joint venture debt, construction debt and other obligations and liabilities of the joint ventures in which we participate, and these debts, liabilities and obligations may in some cases be material.  In the case of many joint ventures, we have the right to be reimbursed by our joint venture partners for any amounts that we pay that exceed our pro rata share of the joint ventures’ obligations.  However, particularly if our joint venture partners have filed for bankruptcy protection or are having financial problems, we may have difficulty collecting the sums they owe us, and therefore, we may be required to pay a disproportionately large portion of the guaranteed amounts.  In addition, because we lack a controlling interest in these joint ventures, we are usually unable to require that the joint venture sell assets, return invested capital or take any other action without the consent of at least one of our joint venture partners.  As a result, without the consent of one or more joint venture partners, we may be unable to liquidate our joint venture investments to generate cash.  If we are able to liquidate joint venture investments, the amounts received upon liquidation may be insufficient to cover the costs we have incurred.

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

Over the past several fiscal years, we have completed the sale of our international homebuilding operations, Home Equity, Construction Services, our home services operations and our property and casualty insurance agency operations in separate transactions to unrelated third parties.  In connection with each of these transactions, we made representations and warranties to the purchasers of the applicable businesses or assets, agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify the purchasers against breaches of representations and warranties and other liabilities.  In addition, certain of the businesses we sold had bonds or letters of credit outstanding at the date of sale, which were assumed by the purchasers, but for which we retain responsibility under indemnities or other direct contractual relationships with the sureties issuing the bonds or letters of credit.  To date, we have not incurred any material losses in respect of claims asserted by the purchasers in connection with these transactions or claims asserted by sureties in respect of outstanding bonds or letters of credit.  In addition, our liability to the purchasers is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  However, there can be no assurance that we will not incur future liabilities to the purchasers in connection with these transactions or the sureties issuing any bonds or letters of credit or that the amount of such liabilities will not be material.

RISK FACTORS RELATED TO OUR PROPOSED MERGER WITH PULTE

Failure to complete our proposed merger with Pulte could negatively impact our stock price and our future business and financial results.

If our proposed merger with Pulte is not completed, our stock price and our future business and financial results may be adversely affected and become subject to several risks, including the following:

●
If the merger is terminated, we may be required in specified circumstances to pay a termination fee of $24 million or $48 million to Pulte, which may result in a decline in the trading price of our common stock. In addition, we expect to incur significant costs associated with negotiation of the merger agreement and seeking stockholder approval.  If the transaction is not completed, we will not be able to recover these costs.

●
The fact that the transaction was not completed may be viewed negatively by investors, suppliers, contractors and customers, which may cause a decline in the trading price of our common stock or demand for our products, and may harm our ability to do business.

●	Our stock price could be adversely affected if the transaction is not completed since the current price reflects a premium as a result of the pending transaction.

Our competitive position could suffer as a result of the pending transaction with Pulte.

As a result of the pending merger transaction with Pulte, our competitive position could suffer as a result of any one or more of the following:

●
We could lose key management personnel who may be experiencing uncertainty about their future roles with the combined company.  Additionally, as a result of a decline in our stock price, previous retention mechanisms such as equity awards to such key personnel have diminished in value.

●	Our employees may become distracted during the period between the announcement of the transaction and the special meeting to approve the transaction, and may not perform at their customary high level.
●
Restrictions in the merger agreement on solicitation prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our stockholders when compared to the terms and conditions of the merger.  These provisions may deter third parties from proposing or pursuing alternative business combinations with us that might result in greater value to our stockholders than the transaction.

●
Our suppliers and contractors may question our commitment or ability to continue operations in the homebuilding industry and may not be willing to perform services or deliver supplies on as favorable terms or they may cease or significantly reduce doing business with us.

●
Our customers may question our commitment or ability to complete construction of new homes or the availability of construction defect and other warranty coverage and may be less likely to purchase a new home from us.

REGULATORY RISKS

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

On December 22, 2008, the National Association of Home Builders (NAHB) and certain of its members and affiliated companies filed suit against HUD challenging the proposed rule and seeking to enjoin enforcement of the regulation.  In response, HUD extended the effective date of the regulation to July 16, 2009.  On May 12, 2009, HUD submitted a final rule to the Federal Register for publication that withdrew the proposed definition of ‘required use’ from the rule, although HUD noted in an accompanying press release that it intends to propose a revised definition of ‘required use’ in a new proposed rule at some future date.

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business.

The government-sponsored enterprises, principally FNMA and FHLMC, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios.  These organizations provide liquidity to the secondary mortgage market.  FNMA and FHLMC experienced financial difficulties in 2008 and were place into conservatorship because their ability to raise capital had become limited and there was concern about global and domestic systemic risk should either of these government-sponsored enterprises fail.  The Federal Housing Finance Authority is serving as conservator until the institutions have been returned to a safe and solvent condition.  We cannot predict whether the current conservatorship of FNMA or FHLMC will succeed in returning these institutions to normal business operations, or that actions of the conservator or future regulatory changes will not result in a significant restructuring of their businesses.  Any new federal laws or regulations that restrict or curtail their activities, any changes in their mortgage purchase programs, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain mortgage loans or could increase mortgage interest rates or credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

OUTSTANDING COMMON STOCK AND OTHER SECURITIES RISK

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

●	operating results that differ from the expectations of securities analysts and investors;
●
factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences and homebuyer sentiment in general;

●	the operating and securities price performance of companies that investors consider to be comparable to us;
●	announcements relating to the merger transaction with Pulte as well as other strategic developments and other material events by us or our competitors; and
●	changes in global financial markets and global economics and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

Dividends on our common stock have been suspended and future dividends remain uncertain.

On October 9, 2008, we announced that our Board of Directors suspended our quarterly cash dividend.  We will continue to weigh the alternatives for returning cash to stockholders as economic conditions improve.

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

In addition to land held as inventory in connection with our Home Building operations, we lease office space under operating leases in the markets in which we operate throughout the United States.  We believe that our existing facilities are suitable and adequate for our current and planned levels of operation.  For additional information on our operating leases, see Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

See “Item 1.  Business” for additional information relating to our properties including land owned or controlled by our Home Building operations.

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

Centex Corporation and our directors are named as defendants in five putative class action lawsuits filed between April 15 and April 23, 2009 in the District Courts of Dallas County, Texas.  An additional putative class action lawsuit against Centex and our directors was filed on April 24, 2009 in the District Court of Clark County, Nevada.  The cases assert claims related to alleged breaches of fiduciary duty in connection with the proposed combination between Centex and Pulte Homes, Inc. announced on April 8, 2009.  The pleadings allege, among other things, that the Centex directors, aided and abetted by Centex and/or Pulte, purportedly breached their fiduciary duties by failing to maximize stockholder value, by taking steps to discourage competitive bidding or alternate proposals, and by self-dealing or acting with purported conflicts of interest.  Plaintiffs seek, among other relief, an injunction against consummation of the combination with Pulte, rescission of the combination with Pulte if consummated prior to the entry of final judgment, unspecified damages, costs and attorneys’ fees.  Motions have been made by certain of the Texas plaintiffs to consolidate the Texas actions.  Based on the facts known to date, the defendants believe that the claims asserted against them are without merit, and the defendants intend to defend vigorously against the claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following is an alphabetical listing of our executive officers as of May 19, 2009, as such term is defined under the rules and regulations of the SEC.  Officers are generally elected by the Board of Directors at its meeting immediately following our annual stockholders’ meeting, with each officer serving at the pleasure of the Board of Directors until a successor has been elected and qualified.  There is no family relationship among any of these officers.

Name	Age	Positions with the Company or Business Experience

Joseph A. Bosch	51
Senior Vice President – Human Resources since July 2006; Senior Vice President – Human Resources at Tenet Healthcare Corporation from August 2004 to June 2006; Chief People Officer at Pizza Hut, a unit of YUM! Brands, Inc. from June 1997 to July 2004

Timothy R. Eller	60
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

Mark D. Kemp	47
Senior Vice President and Controller of Centex Corporation since September 2004; interim Chief Financial Officer from June 2006 to October 2006; Vice President and Controller of Centex Corporation from December 2002 to September 2004; Partner and employee at Arthur Andersen LLP from December 1983 to August 2002

Scott J. Richter	50
Executive Vice President – Operations Support of Centex Real Estate Corporation since May 2007; Executive Vice President of Centex Real Estate Corporation from December 2006 to May 2007; President of the Minnesota Division and President of various California Divisions of Centex Real Estate Corporation from May 1990 to December 2006

Catherine R. Smith	45
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

Robert S. Stewart	55
Senior Vice President – Strategy, Marketing, Sales, and Corporate Development of Centex Corporation since July 2007; Senior Vice President – Strategy and Corporate Development from April 2005 to June 2007; Senior Vice President – Strategic Planning and Marketing from May 2000 to March 2005; Employee at the Weyerhaeuser Company from March 1977 to May 2000, during which time he held a range of key management positions, including positions in strategic planning

Brian J. Woram	48
Senior Vice President, Chief Legal Officer, General Counsel and Assistant Secretary of Centex Corporation since December 2004 (Secretary from December 2004 to March 2005); Senior Vice President, General Counsel and Assistant Secretary of Centex Real Estate Corporation from September 1998 to December 2004

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Stock Prices and Dividends

	Year Ended March 31, 2009			Year Ended March 31, 2008
	Price			Price
	High	Low	Dividends	High	Low	Dividends
Quarter
First	$27.72	$13.33	$.04	$49.85	$39.59	$.04
Second	$18.71	$10.91	$.04	$44.23	$24.55	$.04
Third	$17.16	$4.91	$-	$30.75	$17.77	$.04
Fourth	$12.49	$5.03	$-	$30.29	$18.17	$.04

The principal market for our common stock is the New York Stock Exchange (ticker symbol CTX).  The approximate number of record holders of our common stock at May 8, 2009 was 2,899.

The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is reported in Note (K), “Capital Stock and Employee Benefit Plans,” of the Notes to Consolidated Financial Statements.

Share Repurchases

From time to time, we have repurchased shares of our common stock pursuant to publicly announced share repurchase programs.  The following table details our common stock repurchases for the three months ended March 31, 2009:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Period
January 1-31	-	$-	-	9,399,700
February 1-29	-	$-	-	9,399,700
March 1-31	5,718	$7.50	-	9,399,700
Total (1)	5,718	$7.50	-

(1)
The 5,718 shares repurchased for the three months ended March 31, 2009 represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock.  These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

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

Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the five fiscal years ended March 31, 2009 with the S&P 500 Index and the S&P Home Building Index.

The comparison assumes $100 was invested on March 31, 2004 in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends in the form of cash or property.  This graph is not intended to forecast the future performance of our common stock and may not be indicative of such future performance.

Centex Corporation
	2004	2005	2006	2007	2008	2009
Centex Corporation	$100	$106	$115	$ 78	$ 45	$14
S&P 500 Index	$100	$107	$119	$133	$127	$78
S&P HB Index	$100	$126	$138	$ 95	$ 56	$30

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2009	2008	2007	2006	2005

Revenues	$3,826,530	$8,275,562	$11,887,601	$12,742,666	$9,842,700
Earnings (Loss) from Continuing
Operations	$(1,440,151)	$(2,660,968)	$(9,477)	$1,212,665	$898,571
Net Earnings (Loss)	$(1,388,754)	$(2,657,482)	$268,366	$1,289,313	$1,011,364
Stockholders’ Equity	$917,814	$2,298,661	$5,112,269	$5,011,658	$4,280,757
Total Assets	$5,918,114	$8,137,332	$13,199,933	$21,364,999	$20,011,163
Total Debt	$3,223,924	$3,662,220	$5,565,157	$6,055,197	$4,799,365

Per Common Share
Earnings (Loss) from Continuing
Operations Per Share – Basic	$(11.58)	$(21.71)	$(0.08)	$9.56	$7.18
Earnings (Loss) from Continuing
Operations Per Share – Diluted	$(11.58)	$(21.71)	$(0.08)	$9.13	$6.79
Net Earnings (Loss) Per Share –
Basic	$(11.17)	$(21.68)	$2.23	$10.16	$8.08
Net Earnings (Loss) Per Share –
Diluted	$(11.17)	$(21.68)	$2.23	$9.71	$7.64
Cash Dividends	$0.08	$0.16	$0.16	$0.16	$0.16
Book Value Per Share Based
on Shares Outstanding at
Year End	$7.38	$18.65	$42.61	$41.04	$33.51

Average Shares Outstanding
Basic	124,308,846	122,577,071	120,537,235	126,870,887	125,226,596
Diluted	124,308,846	122,577,071	120,537,235	132,749,797	132,397,961

Stock Prices
High	$27.72	$49.85	$64.62	$79.66	$66.14
Low	$4.91	$17.77	$40.41	$55.10	$39.94

(1)
The selected financial data presented in this table, excluding stock prices for the periods covered by the financial statements included in this Report and all prior periods, have been derived from our audited financial statements and adjusted to reflect home services operations (sold in April 2008), Construction Services (sold in March 2007), Home Equity (sold in July 2006) and International Homebuilding (sold in September 2005) as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to help the reader gain a better understanding of our financial condition and our results of operations.  It is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes included in this Report.

Executive Summary

Our results of operations for the year ended March 31, 2009 were materially affected by continuing adverse conditions impacting our homebuilding and mortgage lending operations.  Market information for calendar 2008, the most recent annual period for which data is available, illustrate the effect of these conditions on the homebuilding industry.  According to the U.S. Census Bureau, only 485,000 new homes were sold in calendar 2008, a 37.5% decline from calendar 2007 and a 62.2% decline from the five-year high of 1,283,000 homes set in calendar 2005.  In addition, median new home prices in calendar 2008 fell from $248,000 in calendar 2007 to $232,000 in calendar 2008, reflecting the largest single year-to-year decline since 1970.  Finally, as of December 31, 2008, the U.S. Census Bureau estimated that there was an 8.8 month supply of new homes, which is approximately double the median level since 2000.

The current adverse market conditions began in fiscal year 2006 and, in the most recent periods, have worsened in part due to disruptions in financial and credit markets and the current national economic recession, which is one of the most pronounced downturns experienced in many years.  We are unable to predict whether the market will deteriorate further or when it will improve.  Any further deterioration in market conditions is likely to have a material adverse effect on our business, financial condition and results of operations.

A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Years Ended March 31,
	2009	2008	2007

Revenues
Home Building	$3,636,530	$7,965,614	$11,414,827
Financial Services	190,000	309,948	468,001
Other	-	-	4,773
Total	$3,826,530	$8,275,562	$11,887,601

Earnings (Loss) from Continuing Operations
Before Income Taxes
Home Building	$(1,246,925)	$(2,599,576)	$205,353
Financial Services	(59,492)	(138,153)	84,530
Other	(220,354)	(137,429)	(183,097)
Total	$(1,526,771)	$(2,875,158)	$106,786

Revenues for the year ended March 31, 2009 were $3.83 billion, which represents a 53.8% decrease compared to the year ended March 31, 2008.  The loss from continuing operations before income taxes for the year ended March 31, 2009 decreased to $1.53 billion.

Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected and continues to have a material adverse effect on our business, financial condition and results of operations.  We believe the principal factors that have caused or are sustaining this downturn include each of the following:

●
current economic conditions, including disruptions in the broader financial and credit markets and the current national economic recession, as evidenced by, among other things, high unemployment rates, which were 8.5% in March 2009, a level last seen in 1983,

●	declining homebuyer demand due to lower consumer confidence and an inability of many homebuyers to sell their existing homes,
●	elevated levels of new and existing homes for sale, including the impact of increases in residential foreclosures, which are expected to continue for the foreseeable future,

●	reduced availability and stricter terms of mortgage financing due to the significant mortgage market disruptions and tightened credit standards for homebuyers, and
●	pricing pressures resulting from a variety of factors, including the decision of homebuilders to offer significant discounts and sales incentives to liquidate unsold inventories of new homes.

The impact of the above factors varies depending upon the geographic market affected and the time period during which the relevant events occurred.  The current downturn in the housing market began in fiscal year 2006 and was precipitated by factors such as reduced affordability of housing in some markets, increased inventories of new and used homes for sale and a decline in homebuyer consumer confidence.  The effect of the downturn became more severe due to the market disruptions resulting from the sub-prime mortgage crisis, which began in fiscal year 2008 and led to reduced investor demand for mortgage loans and mortgage-backed securities.  In the second quarter of fiscal year 2009, the deterioration in the overall economy accelerated leading to several international financial institutions filing for bankruptcy or merging with other institutions, declining stock valuations around the world, and the intervention in the capital markets by the United States government.  This government intervention included government control of FNMA and FHLMC as well as the enactment of the $700 billion Emergency Economic Stabilization Act.  These developments have severely impacted consumer confidence and demand for our homes.

These market conditions materially and adversely impacted Home Building operating results for the year ended March 31, 2009 as evidenced by a $4.33 billion decrease in homebuilding revenues (which are net of discounts) as compared to the prior year.  The decrease in revenues was primarily attributable to a significant decrease in the number of units closed and, to a lesser extent, a decrease in average revenue per unit.

We also experienced a very pronounced decrease in sales orders during the year ended March 31, 2009.  Sales orders decreased 55.9% to 10,866 for the year ended March 31, 2009.  The precipitous drop in sales orders was primarily due to the abrupt and sweeping changes in the economy described above, which significantly reduced homebuyer demand.  We expect that the decrease in sales orders will have a negative impact on our closings in the near term.

Our operating loss of $1.53 billion for the year ended March 31, 2009 is also attributable to the following impairments and write-offs:

●	$882.6 million in land-related impairments,
●	$157.1 million in our share of joint ventures’ impairments,
●	$46.6 million in write-offs of land deposits and pre-acquisition costs, and
●	$38.1 million in goodwill impairments.

However, when compared to the year ended March 31, 2008, Home Building operating loss improved $1.4 billion.  This improvement is primarily due to a reduction in the amount of impairments and land-related write-offs.  Impairments and land-related write-offs for the year ended March 31, 2008 amounted to $2.09 billion in the aggregate.

During the quarter ended March 31, 2009, and consistent with prior quarters, we assessed our neighborhoods and land for possible impairments.  The further deterioration of market conditions during the quarter adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment evaluations, and we recorded 81 land-related impairments totaling $288.5 million.  At March 31, 2009, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the quarter ended March 31, 2009 was $237.9 million.  If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.

Financial Services operating loss for the year ended March 31, 2009 was $59.5 million as compared to an operating loss of $138.2 million for the year ended March 31, 2008.  For the year ended March 31, 2009, mortgage loan origination volume decreased 58.6%.  The decrease in mortgage loan origination volume is primarily attributable to the adverse conditions in the mortgage markets and the decline in homebuyer demand, as well as the wind-down of our Retail loan operations.  Continued adverse market conditions and further declines in homebuyer demand could have a negative impact on Financial Services future operating results.  Contributing to the loss for the year ended March 31, 2009 were additional provisions for losses, net of recoveries, for other mortgage loans and impairments of real estate owned of $14.4 million.  Also contributing to the loss during the year ended March 31, 2009 was an increase of $25.0 million in the reserve for anticipated losses associated with mortgage loans originated and sold.  The increase in the reserve is primarily related to anticipated mortgage loan losses attributable to a significant increase in investor repurchase and indemnification requests.

During July 2008, Financial Services made the decision to cease originating Retail loans.  Financial Services, which originally operated approximately 80 retail branches, ceased originating Retail loans during the fourth quarter of fiscal year 2009, and the wind-down was completed as of March 31, 2009.  During the year ended March 31, 2009, we recorded $25.8 million in costs related to the wind-down of our Retail loan operations.  Due to the closure of our retail branch locations, we transitioned our mortgage operations to a centralized production model, which resulted in $7.9 million of transition expenses incurred during the year ended March 31, 2009.  The elimination of substantially all Retail loans, as well as the implementation of a centralized production model, may have a negative impact on Financial Services operating results.

On October 9, 2008, we announced that our Board of Directors suspended our quarterly cash dividend on our common stock.  The suspension of our dividend is intended to enable us to preserve stockholders’ equity and conserve cash for use in our business during the current downturn in the housing market.  We cannot predict when or under what circumstances dividend payments would resume.

During the year ended March 31, 2009, we generated $1,381.4 million in cash flows from operating activities, which was primarily provided by home and land sales from our homebuilding operations, federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years, and decreases in mortgage loans held for sale, as aggregate loan sales exceeded investment in new mortgage loans.  As a result, we had $1.36 billion in cash and cash equivalents at March 31, 2009.

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

On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008 that authorized up to $700 billion in new spending authority for the United States Secretary of the Treasury to purchase, manage and ultimately dispose of troubled assets.  On February 17, 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 that authorizes stimulus payments and benefits up to $800 billion. The 2009 Act included federal tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector.  The United States Congress continues to consider certain proposed legislation that, if enacted, could have a favorable impact on the homebuilding industry, including provisions that would increase the carryback period for net operating losses generated during any taxable years beginning or ending in 2008 and 2009 from two years to five years.  There can be no assurance that any recently enacted or possible future legislation whether or not enacted will actually have a favorable impact on our operations or financial condition.

The fundamentals that support homebuyer demand and the current market conditions remain unstable due to low consumer confidence, and we cannot predict the duration of the current market conditions.  In response, we continue to adjust our operations by reducing our unsold inventory, reducing our land position, adjusting our workforce, and lowering our costs.  Our unsold inventory decreased from 1,754 units as of March 31, 2008 to 1,258 units as of March 31, 2009.  Since March 31, 2008, our total land position decreased by 24,035 lots or 27.2%.  Further, Home Building selling, general and administrative expenses decreased from $1,111.6 million for the year ended March 31, 2008 to $560.2 million for the year ended March 31, 2009.  We are also working to reduce the costs of constructing our homes through simplification and process improvements.

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

Subsequent Events

On April 7, 2009, Centex Corporation and Pulte Homes, Inc. entered into a definitive merger agreement pursuant to which Centex will merge with a wholly-owned subsidiary of Pulte, and survive the merger as a wholly-owned subsidiary of Pulte.  Under the terms of the agreement, Centex stockholders will receive 0.975 shares of Pulte common stock for each share of Centex common stock they own.  Upon closing of the transaction, Pulte stockholders will own approximately 68% of the combined company, and Centex stockholders will own approximately 32%.  The transaction is subject to approval by Pulte and Centex stockholders and the satisfaction of other customary closing conditions and regulatory approvals, including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Pulte and Centex expect to complete the transaction in the third calendar quarter of 2009.   For additional information with regard to this transaction, please refer to Note (O), “Subsequent Events,” of the Notes to Consolidated Financial Statements.

On May 18, 2009, Centex and the IRS settled several disputed tax issues relating to the audit of its federal income tax returns filed for fiscal years 2001 through 2004.  The disputed issues related primarily to our use of net operating losses, among other items.  The settlement resulted in a tax liability of approximately $63 million of which $62 million was paid in June 2006.  As a result of the settlement with the IRS and the recognition of the uncertain tax benefits related to the disputed issues, we will record an income tax benefit and an increase to net equity of approximately $270 million during the first quarter of fiscal year 2010.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

HOME BUILDING

The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2009 (dollars in thousands):

	For the Years Ended March 31,
	2009		2008
		Change		Change
Revenues – Housing	$3,578,182	(52.5)%	$7,529,191	(31.6)%
Revenues – Land Sales and Other	58,348	(86.6)%	436,423	9.1%
Cost of Revenues – Housing	(3,124,648)	(52.2)%	(6,539,544)	(24.0)%
Cost of Revenues – Land Sales and Other (1)	(1,013,358)	(62.8)%	(2,721,219)	160.5%
Selling, General and Administrative Expenses	(560,215)	(49.6)%	(1,111,641)	(27.0)%
Goodwill Impairment	(38,101)	(51.3)%	(78,236)	100.0%
Loss from Unconsolidated Entities (2)	(159,449)	23.7%	(128,902)	74.7%
Other Income	12,316	(14.2)%	14,352	(54.0)%
Operating Loss (3)	$(1,246,925)	(52.0)%	$(2,599,576)	NM
Operating Loss as a Percentage of Revenues:
Housing Operations (4)	(3.0)%	(1.4)	(1.6)%	(9.7)
Total Homebuilding Operations	(34.3)%	(1.7)	(32.6)%	(34.4)

NM = Not Meaningful

(1)	Includes land-related impairments and write-offs of deposits and pre-acquisition costs.

(2)	Loss from Unconsolidated Entities include our share of joint ventures’ impairments totaling $157.1 million and $100.5 million for the years ended March 31, 2009 and 2008, respectively.

(3)	Operating loss represents Home Building reporting segments’ earnings exclusive of certain corporate general and administrative expenses.

(4)
Operating loss from housing operations is a non-GAAP financial measure, which we believe is useful to investors as it allows them to separate housing operations from activities related to land holdings, options to acquire land and related land valuation adjustments.  Management uses this non-GAAP financial measure to aid in evaluating the performance of its ongoing housing projects.  Operating earnings from housing operations is equal to Housing Revenues less Housing Cost of Revenues and Selling, General and Administrative Expenses, all of which are set forth in the table above.

Home Building consists of the following reporting segments with operations located in the following states:

East:  Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central:  Colorado, Illinois, Indiana, Michigan, Minnesota, Missouri, Tennessee and Texas
West:  Arizona, California, Hawaii, Nevada, New Mexico, Oregon and Washington
Other homebuilding (1)

(1)
Other homebuilding includes certain resort/second home projects in Florida that we plan to build out and liquidate, and holding companies.  In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

The following tables summarize units closed and average revenue per unit:

	For the Years Ended March 31,
	2009		2008
		Change		Change
Units Closed
East	4,621	(44.6)%	8,334	(28.2)%
Central	5,930	(42.5)%	10,306	(19.3)%
West	3,847	(53.1)%	8,211	(21.9)%
Other homebuilding	36	(89.7)%	351	(61.0)%
	14,434	(46.9)%	27,202	(24.0)%

Average Revenue Per Unit
East	$274,676	(5.6)%	$290,955	(9.0)%
Central	$180,430	(1.3)%	$182,855	(0.5)%
West	$318,942	(15.4)%	$377,012	(14.3)%
Other homebuilding	$332,833	(6.0)%	$353,900	(4.7)%
Total Home Building	$247,900	(10.4)%	$276,788	(10.1)%

Revenues

Housing revenues significantly decreased for the year ended March 31, 2009 as compared to the prior year primarily due to a significant decrease in the number of units closed and, to a lesser extent, a decrease in average revenue per unit.  For the year ended March 31, 2009, average revenue per unit (which is net of customer discounts) decreased primarily as a result of lower prices experienced in most of our markets, offset in part by decreases in customer discounts.  Customer discounts decreased to 8.9% of housing revenues for the year ended March 31, 2009, down from 12.3% for the year ended March 31, 2008.  For the year ended March 31, 2009, our closings declined when compared to the prior year as a result of decreases in sales orders caused principally by the challenging market conditions as described in the Executive Summary above.

Revenues from land sales and other decreased 86.6% to $58.3 million for the year ended March 31, 2009 as compared to the prior year.  The timing and amount of land sales may vary significantly from period to period.  The decrease in revenues from land sales when compared to fiscal year 2008 is primarily the result of significant land sales in the fourth quarter of fiscal year 2008, which did not recur in fiscal year 2009.

Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below.

	For the Years Ended March 31,
	2009		2008
		Change		Change
Average Operating Neighborhoods (1)	520	(19.5)%	646	(6.0)%
Closings Per Average Neighborhood	27.8	(34.0)%	42.1	(19.2)%

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.

Our neighborhood count as of March 31, 2008 was 602 neighborhoods, and it has steadily decreased to a neighborhood count of 472 as of March 31, 2009.  The drop in neighborhood count, which we expect to continue, is the result of our decisions not to reinvest in certain markets, to sell certain properties that did not meet our strategic initiatives and to significantly curtail development spending, which delays the opening of new neighborhoods.

Operating Margins

Homebuilding operating margins (consisting of operating loss as a percentage of revenues) decreased to (34.3)% for the year ended March 31, 2009 as compared to (32.6)% for the year ended March 31, 2008.  These decreases in homebuilding operating margins were primarily attributable to the timing and amount of our Home Building impairments.  The following table summarizes Home Building goodwill, land-related impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Years Ended March 31,
	2009			2008
	Goodwill Impairments	Land-related Impairments	Land-related Write-offs	Goodwill Impairments	Land-related Impairments (1)	Land-related Write-offs
East	$30,594	$329,915	$23,055	$24,761	$323,738	$62,433
Central	5,102	84,636	6,030	9,709	82,976	17,033
West	2,405	460,839	17,485	43,766	1,213,681	40,828
Other homebuilding	-	7,163	-	-	172,034	131
	$38,101	$882,553	$46,570	$78,236	$1,792,429	$120,425

(1)	Land-related impairments include direct construction impairments of $14.9 million for the year ended March 31, 2008.

We regularly assess our land holdings, including our lot options, taking into consideration changing market conditions and other factors.  In connection with our quarterly neighborhood assessments, during the quarter ended March 31, 2009, we reviewed approximately 770 neighborhoods and land investments for potential land-related impairments.  Approximately 730 of these neighborhoods are owned land positions that are either designated as active neighborhoods, are under development but are not considered active neighborhoods, are currently held for sale or will be developed in future periods.  The remaining 40 neighborhoods represent controlled land positions approved for purchase.  Land-related impairments during the quarter ended March 31, 2009 affected 81 neighborhoods and land investments.

Also, during the year ended March 31, 2009, we determined it was probable we would not exercise certain lot option contracts, which resulted in writing off deposits and pre-acquisition costs for 86 option contracts, resulting in a remaining balance of 55 outstanding option contracts at March 31, 2009.  Continued deterioration in demand and market conditions could result in significant additional impairments and a decision to not exercise additional lot option contracts, which would result in additional write-offs.  In addition, we could incur additional losses and impairments related to our joint ventures.  Please refer to “Inventory Valuation” in the Critical Accounting Estimates and to Note (C), “Inventories,” of the Notes to Consolidated Financial Statements for additional details on our land holdings.

Home Building selling, general and administrative expenses decreased $551.4 million, or 49.6%, for the year ended March 31, 2009 when compared to the prior year.  One of the factors contributing to the decrease in selling, general and administrative expenses was a reduction in personnel that resulted in a substantial reduction in compensation and benefit costs.  The number of Home Building employees, excluding sales personnel, was 874 and 3,024 as of March 31, 2009 and 2008, respectively.  We are focused on adjusting our organization in response to current market conditions, and continue to combine divisions and shift divisional activities into central locations to more effectively leverage resources across the organization.  In addition, sales commissions for the year ended March 31, 2009 have decreased in correlation with decreases in units closed and average revenue per unit.  The following table summarizes Home Building selling, general and administrative expenses, or SG&A (dollars in thousands):

	For the Years Ended March 31,
	2009		2008
		Change		Change
Compensation and Benefits	$224,318	(45.1)%	$408,932	(35.8)%
Sales Commissions	162,639	(55.3)%	364,236	(21.6)%
Advertising and Marketing	57,292	(60.7)%	145,919	(26.9)%
Other	115,966	(39.8)%	192,554	(13.4)%
Selling, General and Administrative Expenses	$560,215	(49.6)%	$1,111,641	(27.0)%

SG&A as a Percentage of Revenues	15.4%	1.4	14.0%	0.7

Sales Orders, Average Cancellation Rates, Backlog Units and Land Holdings

The following tables summarize sales orders, average cancellation rates and backlog units.  For each unit in backlog, we have received a signed customer contract and a customer deposit.  The backlog units included in the table below are net of known cancellations, which occur for a variety of reasons, including a customer’s inability to obtain financing, customer job loss or relocation or other customer financial hardships.  Under certain circumstances, customer deposits are refundable upon cancellation.

	For the Years Ended March 31,
	2009		2008
		Change		Change
Sales Orders (in Units)
East	3,923	(47.7)%	7,505	(11.9)%
Central	4,636	(51.6)%	9,586	(20.1)%
West	2,274	(69.3)%	7,406	(12.2)%
Other homebuilding	33	(79.4)%	160	52.4%
	10,866	(55.9)%	24,657	(15.1)%

Sales Per Average Neighborhood	20.9	(45.3)%	38.2	(9.7)%

	For the Years Ended March 31,
	2009		2008
		Change		Change
Average Cancellation Rates
East	29.1%	2.8	26.3%	(6.1)
Central	38.2%	5.4	32.8%	0.3
West	39.3%	3.0	36.3%	(4.4)
Other homebuilding	5.7%	(30.0)	35.7%	(38.8)
Total Home Building	35.4%	3.3	32.1%	(3.4)

	As of March 31,
	2009		2008
		Change		Change
Backlog Units
East	1,750	(28.5)%	2,448	(25.3)%
Central	1,661	(43.8)%	2,955	(25.9)%
West	767	(67.2)%	2,340	(26.3)%
Other homebuilding	-	(100.0)%	3	(98.6)%
	4,178	(46.1)%	7,746	(27.3)%

Backlog Value (in millions)	$999	(50.4)%	$2,016	(36.5)%

For the year ended March 31, 2009, sales orders declined substantially in all of the regions in which we do business when compared to the prior year.  We expect that the decreases in sales orders will have a negative impact on our closings in the near term.

As previously discussed, we believe the precipitous decrease in sales orders was primarily due to the abrupt and sweeping changes in the economy which significantly reduced homebuyer demand.  The decline in consumer confidence is evidenced by a 55.8% drop in customer traffic during the year ended March 31, 2009 when compared to the prior year, and cancellation rates that increased to 35.4% from 32.1% for the year ended March 31, 2008.

In light of the continuing adverse market conditions, our strategy is to focus on selling homes, reducing inventories, reducing costs, generating cash and simplifying our business through process improvement initiatives.  We are closely monitoring speculative housing starts so that we can reduce our speculative inventory and facilitate our transition to an operating model more focused on constructing homes from a sold backlog.

Total speculative inventory decreased 28.3% to 1,258 units, excluding models, at March 31, 2009 compared to 1,754 units at March 31, 2008.  We have also continued to take actions to reduce our land position.  The following table summarizes our land position:

	As of March 31,
	2009			2008
	Lots Owned	Lots Controlled	Total Lots	Lots Owned	Lots Controlled	Total Lots

East	29,455	3,759	33,214	35,235	8,551	43,786
Central	15,657	2,957	18,614	20,261	6,349	26,610
West	10,853	329	11,182	13,634	3,247	16,881
Other homebuilding	1,324	-	1,324	1,092	-	1,092
	57,289	7,045	64,334	70,222	18,147	88,369

Change from
previous year	(18.4)%	(61.2)%	(27.2)%	(28.6)%	(70.6)%	(44.8)%

Capitalized costs related to lots owned are included in land under development and land held for development and sale.  Lot counts related to completed homes or homes under construction are excluded from the totals above.  The dollar amounts related to these lot counts are classified as direct construction in our Consolidated Balance Sheets.  The direct construction lot counts as of March 31, 2009 and March 31, 2008 were 4,318 and 7,324, respectively, including 692 and 1,323, respectively, of lots for model homes completed or under construction.  Included in our total lots are 1,742 and 3,429 lots controlled through joint venture arrangements as of March 31, 2009 and 2008, respectively.

We decreased our total land position when compared to March 31, 2008.  The decrease in our land position for the year ended March 31, 2009 is a result of our decision to curtail land purchases and exit certain lot option arrangements.  Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to seek opportunities to reduce our land position.  These steps may include one or more sales of land.  As compared to March 31, 2008, our total land position at March 31, 2009 decreased by 24,035 lots or 27.2%.  Our total land position peaked at March 31, 2006 at 295,721 lots.  We have decreased our total land position each consecutive quarter since then.

Regional Discussion

Changes in revenues and operating earnings (loss) for our homebuilding reporting segments are outlined in the table below (dollars in thousands):

	For the Years Ended March 31,
	2009		2008
		Change		Change
Revenues
East	$1,302,242	(48.7)%	$2,536,909	(34.1)%
Central	1,080,631	(43.6)%	1,917,627	(20.1)%
West	1,235,847	(62.2)%	3,268,290	(31.1)%
Other homebuilding	17,810	(92.7)%	242,788	(41.8)%
	$3,636,530	(54.3)%	$7,965,614	(30.2)%

Operating Earnings (Loss)
East	$(594,122)	16.8%	$(508,655)	(303.4)%
Central	(123,025)	4.9%	(117,234)	(402.5)%
West	(533,476)	(69.4)%	(1,741,273)	NM
Other homebuilding	3,698	(101.6)%	(232,414)	755.2%
	$(1,246,925)	(52.0)%	$(2,599,576)	NM

East

Revenues for the year ended March 31, 2009 decreased 48.7% when compared to the prior year primarily due to substantial decreases in units closed in all markets within the East region except for the Sarasota, Atlanta and Naples markets.  During the year ended March 31, 2009, eight of the sixteen markets within the East region experienced over a 50% decrease in revenues and seven of the sixteen markets experienced over a 40% decrease in units closed.  Average revenue per unit decreased 5.6% despite a decrease in discounts from 13.0% to 9.0% for the year ended March 31, 2009.  All markets within the East region realized a decrease in average revenue per unit except for the Southeast Florida and Atlanta markets.  Sales orders decreased 47.7% when compared to the year ended March 31, 2008, consistent with a 49.0% decrease in customer traffic.  Sales orders decreased substantially in all markets within the East region, except for the D.C. Metro market, which experienced a small decrease.

When compared to the year ended March 31, 2008, the East region’s operating loss increased $85.5 million to a loss of $594.1 million for the year ended March 31, 2009.  The increase in our operating loss was primarily due to increases in our share of joint venture losses in the D.C. Metro market.  Markets in South Carolina were the only markets in the East region that realized operating earnings during the year ended March 31, 2009.  Substantially all of the operating loss for the year ended March 31, 2009 was incurred by the D.C. Metro, Naples, Southeast Florida and Orlando markets.

Central

Revenues for the year ended March 31, 2009 decreased 43.6% primarily due to a 42.5% decrease in units closed when compared to the prior year.  All markets within the Central region experienced at least a 15% decrease in units closed when compared to the year ended March 31, 2008, while four of the ten markets experienced a 50% or greater decrease in units closed.  The largest decrease in the number of units closed occurred in the Dallas/Fort Worth market.  Average revenue per unit decreased 1.3%, which was the smallest decrease in average revenue per unit for all of our regions.  Six of the ten markets in the Central region realized increases in average revenue per unit.  Sales orders decreased 51.6% when compared to the year ended March 31, 2008 with the largest decrease in the number of sales orders occurring in the Dallas/Fort Worth market.  Also contributing to the decrease in sales orders were the sale of our on-your-lot operations, and our decision to build out and not reinvest in the Detroit, Denver and Columbus markets.  The decrease in sales orders was impacted by a 43.2% decrease in customer traffic and an increase in cancellation rates from 32.8% to 38.2% for the year ended March 31, 2009.

The Central region’s operating loss increased $5.8 million to a loss of $123.0 million for the year ended March 31, 2009.  The increase in operating loss is primarily due to a decrease in units closed, which was not offset by commensurate reductions in selling, general and administrative expenses and reductions in direct construction costs.  The Central region’s operating loss of $123.0 million for the year ended March 31, 2009 was primarily incurred by the Illinois, Minnesota, Denver and St. Louis markets, which also recorded substantially all of the region’s land-related impairments for the year ended March 31, 2009.  The Central Texas, San Antonio and Nashville markets were the only markets within the Central region to report operating earnings for the year ended March 31, 2009.

West

Revenues for the year ended March 31, 2009 decreased 62.2% when compared to the prior year.  The decrease in revenues was primarily due to a 53.1% decrease in units closed and a 15.4% decrease in average revenue per unit.  All markets within the West region experienced at least a 50% decrease in revenues except for the Hawaii, Reno and New Mexico markets.  The decrease in average revenue per unit for the West region during the year ended March 31, 2009 is the largest decline in average revenue per unit incurred by all of our regions.  Within the West region, the largest decrease in average revenue per unit occurred in the Los Angeles and Southern California Coastal markets.  Nine of the thirteen markets within the West region experienced a greater than 10% decrease in average revenue per unit, and the Hawaii market was the only market within the West region that had an increase in average revenue per unit when compared to fiscal year 2008.  Sales orders decreased 69.3% when compared to the year ended March 31, 2008.  Contributing to the decrease in sales orders was a 39.7% decrease in average operating neighborhoods, which was a significant factor in the 66.9% decrease in customer traffic.  All markets within the West region experienced decreases in sales orders of at least 40%.  Seven of the thirteen markets in the West region realized over a 70% decrease in sales orders when compared to fiscal year 2008, with the largest decreases in the number of sales orders occurring in the Phoenix, Central Valley and Inland Empire markets.

Operating loss for the year ended March 31, 2009 was $533.5 million, a $1.2 billion improvement when compared to the prior year.  The reduction in the operating loss is primarily attributable to a reduction in losses on land sales and land-related impairments.  The largest operating loss recognized in the year ended March 31, 2009 was incurred by the Inland Empire market, which also realized the largest amount of land-related impairments in the West region.  The Bay Area, New Mexico and the Reno markets were the only markets within the West region to achieve operating earnings.  Even though significant strides were made to reduce selling, general and administrative expenses incurred in this region, the reductions in expenses did not keep pace with the reductions in total revenues.

Other homebuilding

Other homebuilding is comprised primarily of certain operating segments that are not part of our long-term strategy, including certain resort/second home projects in Florida that we plan to build out and liquidate.  In addition, certain homebuilding holding companies and certain income and expenses that are not allocated to our operating segments are reported in this segment.

For the year ended March 31, 2009, the Other homebuilding region experienced operating earnings of $3.7 million as compared to a loss of $232.4 million in the prior year.  This improvement to operating earnings was primarily the result of $7.2 million in land-related impairments incurred in the year ended March 31, 2009, compared to $172.0 million of land-related impairments recorded in the prior year.  The improvement in operating earnings was also the result of reductions in losses on land sales.

FINANCIAL SERVICES

The Financial Services segment is primarily engaged in the residential mortgage lending business for purchasers of homes sold by our homebuilding operations, as well as other financial services that are in large part related to the origination of residential mortgage loans.  In prior quarters, its operations also included mortgage lending and other related services for purchasers of homes sold by third parties, refinancing of existing mortgages, and the sale of property and casualty insurance.

Because of the significant disruptions in the mortgage markets and the related reductions in market liquidity, in July 2008, Financial Services made the decision to cease the origination of Retail loans.  As a result, Financial Services, which originally operated approximately 80 retail branches, ceased originating Retail loans during the fourth quarter of fiscal year 2009, and the wind-down was completed as of March 31, 2009.  Since July 2008, we have recorded $25.8 million in costs related to the wind-down of the Retail loan operations, including $18.9 million of severance costs, primarily associated with the reduction of personnel in the retail branches, $2.8 million of contract termination costs related to various lease agreements associated with the retail branch locations, and $4.1 million of asset write-downs and other costs.

Since our exit from the Retail loan market, we have focused our mortgage operations primarily on originating Builder loans.  Retail loans represented approximately 44.4% and 54.8% of total mortgage originations during the years ended March 31, 2009 and 2008, respectively.  The elimination of substantially all Retail loans will significantly affect our origination volume and is expected to have a negative impact on Financial Services operating results.  Due to the exit from the Retail loan market, we transitioned the origination of Builder loans to a centralized production model, which resulted in $7.9 million of transition expenses during fiscal year 2009.

Financial Services revenues and operating earnings are derived primarily from the sale of mortgage loans, together with all related servicing rights, broker fees, title services, interest income and other fees.  Loan origination fees and other revenues derived from the origination of mortgage loans, which we refer to in the aggregate as loan origination fees, are recognized in Financial Services revenues as earned and loan origination costs are recognized in Financial Services expenses as incurred.  Prior to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” or SFAS 159, on a prospective basis on April 1, 2008, net loan origination fees were deferred and recognized as an adjustment to Financial Services revenues when the related loan was sold to a third-party purchaser.  In accordance with SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” or SAB 109, we recognize the fair value of mortgage servicing rights as revenue at the time we enter into an Interest Rate Lock Commitment, or IRLC.  Subsequent changes in the fair value of IRLCs are recorded as an adjustment to revenue. Prior to January 1, 2008, the effective date of SAB 109, the fair value of mortgage servicing rights was not recognized as revenue until the related loan was sold. Interest revenues on mortgage loans receivable are recognized using the interest (actuarial) method.  Other revenues, including fees for title insurance and settlement services, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.

In the normal course of our activities, we carry inventories of loans pending sale to third-party investors and earn an interest margin, which we define as the difference between interest revenue on mortgage loans and interest expense on debt used to fund the mortgage loans.

Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks.  We remain liable for certain limited representations and warranties related to mortgage loan sales.  CTX Mortgage Company, LLC funds its mortgage loans with internally generated capital and committed bank warehouse credit facilities.

The following summarizes Financial Services results for the two-year period ended March 31, 2009 (dollars in thousands):

	For the Years Ended March 31,
	2009		2008
		Change		Change
Revenues	$190,000	(38.7)%	$309,948	(33.8)%
Cost of Revenues	(13,769)	(75.7)%	(56,608)	(38.7)%
Selling, General and Administrative Expenses	(235,723)	(39.8)%	(391,493)	34.5%
Operating Loss	$(59,492)	(56.9)%	$(138,153)	(263.4)%
Operating Margin	(31.3)%	13.3	(44.6)%	(62.7)

Net Interest Income	$7,529	(53.0)%	$16,024	(49.1)%

Average Interest Earning Assets	$333,475	(66.1)%	$983,675	(39.0)%
Average Yield	5.87%	(1.29)	7.16%	(0.39)
Average Interest Bearing Liabilities	$259,506	(71.5)%	$909,213	(42.1)%
Average Rate Paid	4.86%	(1.27)	6.13%	0.29

Financial Services revenues for the year ended March 31, 2009 decreased as compared to the prior year due to decreases in gain on sale of mortgage loans, broker fees, title income and interest income.  These decreases are due to decreases in the volume of originated loans and loans brokered to third party lenders.  Also contributing to the decrease in interest income was a decrease in average yield.  Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more.  At March 31, 2009 and 2008, mortgage loans on which revenue was not being accrued were $144.6 million and $226.1 million, respectively.  The decrease in revenues for the year ended March 31, 2009 was partially offset by the recognition of $49.3 million of loan origination fees related to the adoption of SFAS 159 on April 1, 2008, as discussed above.  For the year ended March 31, 2009, cost of revenues, which is primarily comprised of interest expense, declined as compared to the prior year as a result of decreases in average interest bearing liabilities and short-term borrowing costs.

The decrease in selling, general and administrative expenses for the year ended March 31, 2009 related primarily to the overall decrease in total loss provisions and impairments of $143.0 million.  The following table summarizes Financial Services loss provisions and impairments of real estate owned (dollars in thousands):

	For the Years Ended March 31,
	2009	2008

Provision for Losses on Mortgage Loans	$1,723	$170,365
Impairments of Real Estate Owned	12,704	5,744
Anticipated Losses for Loans Originated and Sold	24,955	6,291

Total Loss Provisions and Impairments (1)	$39,382	$182,400

(1)
For additional information on Financial Services provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve,” and Note (B), “Mortgage Loans Receivable,” of the Notes to Consolidated Financial Statements.

The provision for losses on mortgage loans recorded during the year ended March 31, 2008 was primarily the result of the significant deterioration of the mortgage markets resulting in the decline in value of certain of our mortgage loans.  The increased impairments of real estate owned during the year ended March 31, 2009 related to further deterioration of property value related to, among other things, a continued decline in homebuyer demand subsequent to acquisition of the real estate by Financial Services.  The increase in anticipated losses for loans originated and sold for the year ended March 31, 2009 was primarily related to anticipated mortgage loan losses attributable to a significant increase in investor repurchase and indemnification requests.  Although Financial Services is contesting many of these requests, we believe that an increased volume of requests under current market conditions in the mortgage industry warranted an increase in our reserves.

The effect of the overall reduction in the total loss provisions and impairments on our selling, general and administrative expenses was partially offset by $25.8 million of expenses related to the wind-down of our Retail loan operations recognized during the year ended March 31, 2009, as well as $7.9 million of expenses recorded during this same period which relate to the transition of our mortgage operations to a centralized production model.

During the year ended March 31, 2009, Financial Services recognized $50.5 million of loan origination costs at the time of loan origination pursuant to the provisions of SFAS 159.  The adoption of SFAS 159 resulted in increases in both revenues and selling, general and administrative expenses for the year ended March 31, 2009.  Prior to April 1, 2008, these revenues and expenses were reported as net origination fees in revenues.  Selling, general and administrative expenses also reflected decreases in branch operating expenses, branch and corporate compensation, and sales incentives during the year ended March 31, 2009.  The increase in operating margin for the year ended March 31, 2009 was primarily attributable to the decrease in short-term borrowing costs.

The following table provides a comparative analysis of the volume of loan sales to investors (third parties) and the gains on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans” for the years ended March 31, 2009 and 2008 (dollars in thousands, except for average loan size and volume):

	For the Years Ended March 31,
	2009		2008
		Change		Change
Loan Sales to Investors
Volume (in millions)	$4,022.6	(56.6)%	$9,258.0	(14.0)%
Number of Loans Sold	20,252	(54.7)%	44,687	(12.7)%
Gain on Sale of Mortgage Loans	$66,290	(47.2)%	$125,600	(23.9)%
Average Loan Size	$198,630	(4.1)%	$207,176	(1.5)%

Gain on sale of mortgage loans decreased for the year ended March 31, 2009 primarily due to a decrease in the volume of originated loans.  The decrease in volume was partially offset by a shift in the product mix of originated loans to more conforming loans and FHA/VA eligible loans, which generate higher service release premiums than nonconforming loans.

We track loan applications until such time as the loan application is closed as an originated loan or cancelled.  The application data presented below includes loan applications that resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Years Ended March 31,
	2009		2008
		Change		Change
Open Applications - Beginning	15,107	(14.4)%	17,648	(24.0)%
New Applications	84,793	(33.7)%	127,956	33.5%
Cancelled Applications	(75,974)	(11.0)%	(85,337)	95.5%
Originated Loans	(20,200)	(55.3)%	(45,160)	(21.8)%
Open Applications - Ending	3,726	(75.3)%	15,107	(14.4)%

The table below provides a comparative analysis of mortgage loan originations, which includes loans brokered to third parties, for the years ended March 31, 2009 and 2008.

	For the Years Ended March 31,
	2009		2008
		Change		Change
Origination Volume (in millions)	$4,137.8	(58.6)%	$9,991.3	(27.7)%
Number of Originated Loans
Builder	11,230	(45.0)%	20,431	(24.7)%
Retail	8,970	(63.7)%	24,729	(19.3)%
	20,200	(55.3)%	45,160	(21.8)%

Average Loan Size – Originated Loans	$204,845	(7.4)%	$221,200	(7.6)%

Total originations for the year ended March 31, 2009 decreased primarily as a result of a decline in homebuyer demand, a reduction in the available range of mortgage product offerings and our exit from the Retail loan market.  Refinancing activity accounted for 13% and 20% of our originations for the years ended March 31, 2009 and 2008, respectively.  Refinancing activity is not expected to be material in future periods due to our exit from the Retail loan market.  For the years ended March 31, 2009 and 2008, Financial Services originated 84% and 79% of the non-cash unit closings of Home Building customers, respectively.

Beginning in early 2007, the mortgage markets were affected by declines in values and increased default levels of sub-prime mortgage loans.  The deterioration of the mortgage markets accelerated during the second quarter of fiscal year 2008 and continued through fiscal year 2009, which resulted in the virtual elimination of the nonconforming mortgage market which included sub-prime mortgage loans.  As a result, Financial Services essentially ceased originating sub-prime or other nonconforming loans.  Further disruptions in the mortgage markets, including changes in mortgage underwriting requirements and increases in interest rates, could further reduce the population of potential mortgage customers and/or the profit on loans we originate, and in turn, negatively impact Financial Services future operating results.

OTHER

Our Other segment includes corporate general and administrative expense and interest expense.  The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Years Ended March 31,
	2009		2008
		Change		Change
Corporate General and Administrative Expense	$(188,857)	22.4%	$(154,308)	(16.9)%
Interest Expense (1)	(52,716)	510.0%	(8,642)	100.0%
Interest and Other Income	21,219	(16.9)%	25,521	925.8%
Operating Loss	$(220,354)	60.3%	$(137,429)	(24.9)%

(1)	For further information on interest expense, see Note (A), “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Included in interest and other income for the year ended March 31, 2008 is a $13.4 million gain on the sale of an airplane.  Corporate general and administrative expense represents corporate employee compensation and benefits (including severance costs), professional and legal costs (including claim and litigation costs), and other corporate costs such as investor communications, rent, utilities and travel costs.  The following table summarizes corporate general and administrative expense (dollars in thousands):

	For the Years Ended March 31,
	2009		2008
		Change		Change
Compensation and Benefits	$110,432	(2.7)%	$113,544	(28.5)%
Professional and Legal Costs	44,025	101.2%	21,876	8.5%
Rent and Utilities	12,957	94.3%	6,667	(1.9)%
Travel	4,531	(13.4)%	5,230	(23.4)%
Other	16,912	141.9%	6,991	(200.9)%
General and Administrative Expense	$188,857	22.4%	$154,308	(16.9)%

The increase in corporate general and administrative expense in the year ended March 31, 2009 versus the prior year is primarily related to centralization of certain support functions, increases in professional and legal costs and increases in lease-related costs.  We have continued to identify opportunities to centralize certain functions to better leverage our resources across the organization and continue to make strategic investments to improve our core business processes.  This centralization has reduced our field-related general and administrative expenses, but this effect has been partially offset by an increase in corporate general and administrative expense. The increase in professional and legal costs is a result of the increases in professional fees incurred in connection with our strategic initiatives and, to a lesser extent, reserves for outstanding claims and litigation.

INCOME TAXES

We recognized an income tax benefit from continuing operations of $86.6 million and $214.2 million for the years ended March 31, 2009 and 2008, respectively.  Our effective tax rate from continuing operations was 5.7% and 7.4% for the years ended March 31, 2009 and 2008, respectively.  Our effective tax rate from continuing operations differed from the federal statutory rate primarily as a result of increasing the deferred tax asset valuation allowance, the effect of state income taxes and increasing the liability for unrecognized tax benefits resulting primarily from accrued interest and penalties.  For additional information regarding our valuation allowance and liability for unrecognized tax benefits, see Note (L), “Income Taxes,” of the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

Home Services

On April 3, 2008, we completed the sale of our home services operations to an unrelated third party and received $131.1 million in cash.  Discontinued operations for our home services operations are as follows (dollars in thousands):

	For the Years Ended March 31,
	2009	2008

Revenues	$-	$130,118
Operating Income	$-	$(1,876)
Pre-tax Gain on Sale	$39,379	$-

Westwood Insurance

On September 30, 2008, we completed the sale of Westwood Insurance Agency to an unrelated third party and received $55.4 million in cash.  The pre-tax gain from the sale of $48.3 million has been included in discontinued operations in our financial statements.  Historical operations of Westwood Insurance Agency are not material to our financial performance and, accordingly, have not been reclassified to discontinued operations.

For additional information on our discontinued operations, see Note (N), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

HOME BUILDING

The following summarizes the results of our Home Building operations for the two-year period ended March 31, 2008 (dollars in thousands except per unit data):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Revenues – Housing	$7,529,191	(31.6)%	$11,014,975	(7.6)%
Revenues – Land Sales and Other	436,423	9.1%	399,852	13.7%
Cost of Revenues – Housing	(6,539,544)	(24.0)%	(8,599,465)	1.7%
Cost of Revenues – Land Sales and Other	(2,721,219)	160.5%	(1,044,455)	251.7%
Selling, General and Administrative Expenses	(1,111,641)	(27.0)%	(1,523,001)	0.4%
Goodwill Impairments	(78,236)	100.0%	-	-
Loss from Unconsolidated Entities	(128,902)	74.7%	(73,782)	(194.8)%
Other Income	14,352	(54.0)%	31,229	282.1%
Operating Earnings (Loss)	$(2,599,576)	NM	$205,353	(90.2)%
Operating Earnings (Loss) as a Percentage of
Revenues:
Housing Operations	(1.6)%	(9.7)	8.1%	(8.2)
Total Homebuilding Operations	(32.6)%	(34.4)	1.8%	(15.2)

	For the Years Ended March 31,
	2008		2007
		Change		Change
Units Closed
East	8,334	(28.2)%	11,606	(11.8)%
Central	10,306	(19.3)%	12,766	(7.8)%
West	8,211	(21.9)%	10,512	(2.3)%
Other homebuilding	351	(61.0)%	901	(38.0)%
	27,202	(24.0)%	35,785	(8.8)%

Average Revenue Per Unit
East	$290,955	(9.0)%	$319,783	(0.1)%
Central	$182,855	(0.5)%	$183,686	(0.1)%
West	$377,012	(14.3)%	$439,892	(1.3)%
Other homebuilding	$353,900	(4.7)%	$371,255	48.2%
Total Home Building	$276,788	(10.1)%	$307,810	1.3%

Revenues

Housing revenues decreased for the year ended March 31, 2008 as compared to fiscal year 2007 due to decreases in units closed and average revenue per unit.  For the year ended March 31, 2008, average revenue per unit decreased primarily as a result of increases in discounts and lower prices experienced in many of our markets.  Customer discounts increased to 12.3% of housing revenues for the year ended March 31, 2008, up from 7.1% for fiscal year 2007.  For the year ended March 31, 2008, our closings declined when compared to the prior year as a result of decreases in sales orders caused principally by challenging market conditions.

Revenues from land sales and other increased 9.1% to $436.4 million for the year ended March 31, 2008 as compared to fiscal year 2007.  Although the timing and amount of land sales vary from period to period, the increase in revenues from land sales was primarily the result of the sale of a portfolio of 27 properties to a joint venture, the sale of a portfolio of five resort/second home properties and other sales of land that required significant future development spending and did not meet our strategic objectives.

Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below.

	For the Years Ended March 31,
	2008		2007
		Change		Change
Average Operating Neighborhoods	646	(6.0)%	687	9.7%
Closings Per Average Neighborhood	42.1	(19.2)%	52.1	(16.9)%

Our neighborhood count as of March 31, 2007 was 690 neighborhoods, and it steadily decreased to a neighborhood count of 602 as of March 31, 2008.  The drop in neighborhood count was primarily the result of our decision to build out and not reinvest in certain markets and our decision to sell certain properties that did not meet our strategic initiatives.

Operating Margins

Homebuilding operating margins declined to (32.6)% for the year ended March 31, 2008 as compared to 1.8% for the year ended March 31, 2007.  The decrease in homebuilding operating margins as compared to fiscal year 2007 was primarily attributable to the following factors:  (1) decreases in revenues, net of discounts, (2) land-related and goodwill impairments, (3) losses on land sales, (4) write-offs of land deposits and pre-acquisition costs, and (5) our share of joint ventures’ impairments.  The $128.9 million in losses from unconsolidated entities for the year ended March 31, 2008 included $100.5 million of our share of joint ventures’ impairments and losses.

Homebuilding operating margins were impacted by $388.7 million in losses on land sales.  In March 2008, we sold a portfolio of 27 developed, partially-developed and undeveloped properties to a joint venture funded principally by certain investment funds for $161.2 million in cash.  The portfolio of assets sold included properties that represented 8,545 lots in 27 properties across 11 states, with the majority located in California and Nevada.  The joint venture was led by RSF Partners, Inc. and included funds under management by Farallon Capital Management, L.L.C. and Greenfield Partners, L.L.C.  We have a 5% interest in the joint venture, and we have the right to receive a greater share of distributions if certain financial targets are met.

We deposited with the joint venture $1.9 million for options to purchase 350 lots.  Included in revenues – land sales and other was $150.5 million related to this transaction which excluded proceeds for lots sold and subsequently optioned back from the joint venture which was accounted for as a financing transaction.  The book value of the properties sold was $528.5 million, excluding capitalized interest of $28.6 million.  In connection with the sale, we incurred $12.8 million in transaction costs.  Cost of revenues – land sales and other includes $542.4 million and cost of revenues – housing includes $27.5 million related to this transaction.

In March 2008, we also sold a portfolio of five resort/second home properties to a third party for $53.7 million in cash, net of $14.9 million in seller financing for one of the properties.  The resort/second home properties sold included properties located in Texas, North Carolina and New Hampshire.  We agreed to finance future construction on two of the properties sold for a maximum commitment of $23.9 million.  We have a contingent receivable of $8.1 million that will be recognized if and when the contingency is resolved.

Homebuilding operating margins were also significantly impacted by $1,792.4 million of land-related impairments in the year ended March 31, 2008.  In addition to land-related impairments, we recorded $78.2 million in goodwill impairments, which represented 64.4% of our total homebuilding goodwill balance at the beginning of fiscal year 2008.  The goodwill impairments contributed to the decrease in homebuilding operating margins for the year ended March 31, 2008.

Also, during the year ended March 31, 2008, we determined it was probable we would not exercise certain lot option contracts, which resulted in a write-off of 108 option contracts and related pre-acquisition costs, resulting in a remaining balance of 145 outstanding option contracts and deposits (including contracts in the due diligence process) at March 31, 2008.

The following table summarizes Home Building impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Years Ended March 31,
	2008			2007
	Goodwill Impairments	Land-related Impairments	Land-related Write-offs	Goodwill Impairments	Land-related Impairments	Land-related Write-offs
East	$24,761	$323,738	$62,433	$-	$114,344	$89,046
Central	9,709	82,976	17,033	-	35,469	41,531
West	43,766	1,213,681	40,828	-	163,888	227,232
Other homebuilding	-	172,034	131	-	10,212	2,190
	$78,236	$1,792,429	$120,425	$-	$323,913	$359,999

Home Building selling, general and administrative expenses decreased $411.4 million for the year ended March 31, 2008 when compared to fiscal year 2007.  Although the decrease in Home Building selling, general and administrative expenses during the year ended March 31, 2008 was substantial, representing a decrease of 27.0% as compared to fiscal year 2007, the percentage decrease did not keep pace with the percentage decrease in Home Building revenues, which were 30.2% less than fiscal year 2007.  The decrease in selling, general and administrative expenses for the year ended March 31, 2008 was primarily due to decreases in compensation and benefit costs as a result of reductions in personnel and decreases in our performance-related incentive compensation.  As a percentage of revenues during the year ended March 31, 2008, we increased advertising and marketing costs, sales commissions and sales incentives, when compared to fiscal year 2007, to help stimulate sales orders and sell our existing inventory.  The following table summarizes Home Building selling, general and administrative expenses (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Compensation and Benefits	$408,932	(35.8)%	$636,748	(10.8)%
Sales Commissions	364,236	(21.6)%	464,469	6.7%
Advertising and Marketing	145,919	(26.9)%	199,488	18.6%
Other	192,554	(13.4)%	222,296	11.0%
Selling, General and Administrative Expenses	$1,111,641	(27.0)%	$1,523,001	0.4%

SG&A as a Percentage of Revenues	14.0%	0.7	13.3%	0.9

Sales Orders, Average Cancellation Rates, Backlog Units and Land Holdings

The following tables summarize sales orders, average cancellation rates and backlog units:

	For the Years Ended March 31,
	2008		2007
		Change		Change
Sales Orders (in Units)
East	7,505	(11.9)%	8,521	(29.5)%
Central	9,586	(20.1)%	11,992	(11.9)%
West	7,406	(12.2)%	8,431	(25.1)%
Other homebuilding	160	52.4%	105	(90.1)%
	24,657	(15.1)%	29,049	(23.6)%

Sales Per Average Neighborhood	38.2	(9.7)%	42.3	(30.4)%

	For the Years Ended March 31,
	2008		2007
		Change		Change
Average Cancellation Rates
East	26.3%	(6.1)	32.4%	11.8
Central	32.8%	0.3	32.5%	4.5
West	36.3%	(4.4)	40.7%	14.9
Other homebuilding	35.7%	(38.8)	74.5%	42.8
Total Home Building	32.1%	(3.4)	35.5%	10.3

	As of March 31,
	2008		2007
		Change		Change
Backlog Units
East	2,448	(25.3)%	3,277	(48.5)%
Central	2,955	(25.9)%	3,989	(16.3)%
West	2,340	(26.3)%	3,173	(39.6)%
Other homebuilding	3	(98.6)%	212	(79.0)%
	7,746	(27.3)%	10,651	(38.7)%

For the year ended March 31, 2008, sales orders declined in all of the regions in which we did business when compared to fiscal year 2007 except for the Other homebuilding segment.

As previously discussed, some of the factors we believe were contributing to the decrease in sales orders were a continued decline in homebuyer demand due to lower consumer confidence in the consumer real estate market, as well as the inability of some prospective buyers to sell their existing homes.  The decline in homebuyer demand was also caused by the tightened homebuyer credit requirements.  These factors were evidenced by lower customer traffic and cancellation rates that were much higher than our long-term average cancellation rates ranging from 18% to 26%.  For the years ended March 31, 2008 and 2007, cancellation rates were 32.1% and 35.5%, respectively.

During the year ended March 31, 2008, we curtailed speculative housing starts to reduce our speculative inventory and facilitate our transition to an operating model more focused on constructing homes from a sold backlog.  Total speculative inventory decreased 64.3% to 1,754 units, excluding models, at March 31, 2008 compared to 4,909 units at March 31, 2007.  During the year ended March 31, 2008, we reduced our land position.  The following table summarizes our land position:

	As of March 31,
	2008			2007
	Lots Owned	Lots Controlled	Total Lots	Lots Owned	Lots Controlled	Total Lots

East	35,235	8,551	43,786	42,341	32,513	74,854
Central	20,261	6,349	26,610	27,547	16,618	44,165
West	13,634	3,247	16,881	24,247	12,498	36,745
Other homebuilding	1,092	-	1,092	4,176	80	4,256
	70,222	18,147	88,369	98,311	61,709	160,020

Change	(28.6)%	(70.6)%	(44.8)%	(9.7)%	(67.0)%	(45.9)%

The direct construction lot counts as of March 31, 2008 and March 31, 2007 were 7,324 and 13,301 respectively, including 1,323 and 1,608 respectively, of lots for model homes completed or under construction.

We decreased our total land position when compared to March 31, 2007 with the most pronounced declines occurring in lots controlled.  The decrease in our land position for the year ended March 31, 2008 is a result of our decision to decrease land purchases and new lot option arrangements and our decision to sell certain parcels of land.  As compared to March 31, 2007, our total land position has decreased by 71,651 lots or 44.8%.  Included in our total land position were 3,429 and 6,115 lots controlled through joint venture arrangements as of March 31, 2008 and 2007, respectively.

Regional Discussion

Changes in revenues and operating earnings for our homebuilding reporting segments are outlined in the table below:

	For the Years Ended March 31,
	2008		2007
		Change		Change
Revenues
East	$2,536,909	(34.1)%	$3,849,577	(11.9)%
Central	1,917,627	(20.1)%	2,401,108	(7.3)%
West	3,268,290	(31.1)%	4,746,666	(1.7)%
Other homebuilding	242,788	(41.8)%	417,476	(14.0)%
	$7,965,614	(30.2)%	$11,414,827	(7.0)%

Operating Earnings (Loss)
East	$(508,655)	(303.4)%	$250,046	(69.4)%
Central	(117,234)	(402.5)%	38,753	(77.8)%
West	(1,741,273)	NM	(56,269)	(105.5)%
Other homebuilding	(232,414)	755.2%	(27,177)	(138.6)%
	$(2,599,576)	NM	$205,353	(90.2)%

East

For the year ended March 31, 2008, a 28.2% decrease in units closed was the primary contributor to the 34.1% decrease in revenues when compared to the year ended March 31, 2007.  All markets in the East region experienced decreases in revenues.  The Southern Virginia and Raleigh Durham markets were the only markets within the East region to experience increases in units closed when compared to fiscal year 2007.  Average revenue per unit decreased 9.0% when compared to fiscal year 2007, with the largest decreases occurring in the North Florida, Orlando and Washington, D.C. markets.  Contributing to the decrease in average revenue per unit was an increase in discounts as a percentage of housing revenues from 7.4% to 13.0% for the year ended March 31, 2008.  During the year ended March 31, 2008, the most substantial discounts were offered in the Naples, Tampa and Sarasota markets.  Sales orders decreased 11.9% despite an improvement in cancellation rates from 32.4% to 26.3% for the year ended March 31, 2008.  The largest decreases in sales orders during the year ended March 31, 2008 occurred in the Southeast Florida, Hilton Head and Charlotte markets.

The East region incurred an operating loss of $508.7 million for the year ended March 31, 2008 as compared to earnings of $250.0 million in fiscal year 2007.  Most of the decrease in operating earnings occurred in the Washington, D.C. market and all markets in Florida.  Six of the fifteen markets in the East region reported operating earnings for the year ended March 31, 2008.  The most profitable market in the East region for fiscal year 2008 was the Raleigh Durham market.  The decrease in operating earnings is primarily the result of losses on land sales, land-related impairments, a decrease in average revenue per unit and increases in discounts and sales incentives.

Central

Revenues for the year ended March 31, 2008 decreased 20.1% primarily due to a 19.3% decrease in units closed as compared to the year ended March 31, 2007.  The Central region experienced the smallest decreases in revenues, units closed and average revenue per unit of all of our regions during the year ended March 31, 2008.  All markets in the Central region experienced decreases in units closed.  The decrease in average revenue per unit during fiscal year 2008 was slight due to increases in Texas and Nashville markets offset by decreases in the Midwest markets.  Discounts as a percentage of housing revenues only increased 2.5% for the year ended March 31, 2008, which was also the smallest increase realized by all of our regions.  Sales orders decreased 20.1% as the region experienced a 20.2% decrease in customer traffic.  Only two of the thirteen markets within the Central region attained an increase in sales orders, while the Nashville market was the only market within the region to achieve increases in sales orders and customer traffic.

The Central region incurred an operating loss of $117.2 million for the year ended March 31, 2008 as compared to earnings of $38.8 million in fiscal year 2007.  The majority of the Central region’s decrease in operating earnings for the year ended March 31, 2008 can be attributed to an increase in losses on land sales, an increase in impairments and write-offs, and a decrease in revenues, which was not offset by commensurate cost reductions.  The majority of the operating loss for the Central region was incurred by the Detroit market, which also recognized the majority of the region’s land-related impairments.  Generally, the Texas markets were more profitable than those markets located in the Midwest.

West

Revenues for the year ended March 31, 2008 decreased 31.1% as compared to the year ended March 31, 2007, which was due to a combination of a 21.9% decrease in units closed and a 14.3% decrease in average revenue per unit.  All markets in the West region experienced decreases in revenues with the exception of the Reno market, and the largest dollar decrease in revenues occurred in the Inland Empire market.  An increase in discounts as a percentage of housing revenues from 7.6% to 14.2% contributed to the decrease in average revenue per unit.  The Sacramento and Phoenix markets offered the largest amount of discounts than any other markets within the West region.    Sales orders for the year ended March 31, 2008 decreased 12.2% primarily due to a 30.4% decrease in customer traffic.  The Los Angeles and Reno markets were the only markets within the West region to attain an increase in sales orders.  Cancellation rates in the West region represented the highest rates of all of our regions, but improved to 36.3% from 40.7% in fiscal year 2007.

The West region incurred an increase in operating losses of 1,685.0 million for the year ended March 31, 2008 as compared to fiscal year 2007.  The West region sustained the most substantial operating losses of all of our regions for the year.  The operating loss can be attributed to increases in losses on land sales and land-related impairments.  A majority of the operating loss was incurred in the Phoenix, Inland Empire and Reno markets, which also incurred a majority of the losses on land sales and land-related impairments.

Other homebuilding

The Other homebuilding region experienced an operating loss of $232.4 million for the year ended March 31, 2008 as compared to a loss of $27.2 million in fiscal year 2007.  This decrease in operating earnings is primarily the result of $172.0 million in land-related impairments in the year ended March 31, 2008.  These land-related impairments were all recognized on projects located in Texas, North Carolina and New Hampshire in connection with the sale of certain resort/second home properties.

FINANCIAL SERVICES

The following summarizes Financial Services results for the two-year period ended March 31, 2008 (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Revenues	$309,948	(33.8)%	$468,001	1.3%
Cost of Revenues	(56,608)	(38.7)%	(92,407)	35.4%
Selling, General and Administrative Expenses	(391,493)	34.5%	(291,064)	(6.0)%
Operating Earnings (Loss)	$(138,153)	(263.4)%	$84,530	0.1%
Operating Margin	(44.6)%	(62.7)	18.1%	(0.2)

Net Interest Income	$16,024	(49.1)%	$31,478	(17.6)%

Average Interest Earning Assets	$983,675	(39.0)%	$1,612,739	2.4%
Average Yield	7.16%	(0.39)	7.55%	0.94
Average Interest Bearing Liabilities	$909,213	(42.1)%	$1,571,509	(0.2)%
Average Rate Paid	6.13%	0.29	5.84%	1.66

Financial Services revenues for the year ended March 31, 2008 decreased as compared to fiscal year 2007 due to decreases in gain on sale of mortgage loans, broker fees and interest income.  Contributing to the decrease in interest income and average yield was an increase in contractually delinquent loans that are not accruing interest.  At March 31, 2008 and 2007, mortgage loans on which revenue was not being accrued were $226.1 million and $37.8 million, respectively.  For the year ended March 31, 2008, cost of revenues, which is solely comprised of interest expense, declined as compared to the prior year as a result of decreases in average interest bearing liabilities.  These decreases in average interest bearing liabilities were partially offset by the effect of higher short-term borrowing costs.

During the year ended March 31, 2008, Financial Services recorded significant mortgage loan loss provisions as a component of selling, general and administrative expenses.  The most significant provision during the year ended March 31, 2008 was recorded in connection with Financial Services construction loans.  The following table summarizes Financial Services loss provisions and impairments of real estate owned (dollars in thousands):

	For the Years Ended March 31,
	2008	2007

Provision for Losses on Mortgage Loans	$170,365	$11,957
Impairments of Real Estate Owned	5,744	-
Anticipated Losses for Loans Originated and Sold	6,291	(459)

Total Loss Provisions and Impairments	$182,400	$11,498

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

	For the Years Ended March 31,
	2008		2007
		Change		Change
Loan Sales to Investors
Volume (in millions)	$9,258.0	(14.0)%	$10,766.4	(9.1)%
Number of Loans Sold	44,687	(12.7)%	51,170	(17.4)%
Gain on Sale of Mortgage Loans	$125,600	(23.9)%	$164,995	0.1%

Loans Brokered to Third Party Lenders
Volume (in millions)	$1,807.1	(46.1)%	$3,353.8	(6.0)%
Number of Brokered Loans	5,378	(51.1)%	11,005	(14.5)%
Broker Fees	$32,382	(50.7)%	$65,663	(4.8)%

Average Loan Size
Loans Sold to Investors	$207,176	(1.5)%	$210,407	10.1%
Loans Brokered to Third Party Lenders	$336,016	10.3%	$304,767	10.0%

In addition to a decrease in the volume of loan sales to investors, gain on sale of mortgage loans decreased for the year ended March 31, 2008 primarily as a result of unfavorable pricing on:  (1) the sale of mortgage loan products that have been eliminated due to the disruptions in the mortgage markets, and (2) accelerated mortgage loan sales necessitated by the termination of HSF-I which negatively impacted Financial Services liquidity.  The unfavorable pricing on mortgage loans was partially offset by a shift in the product mix of loans originated to more conforming loans, which generate higher service release premiums than nonconforming loans.  Broker fee income decreased for the year ended March 31, 2008 as a result of a decrease in the volume of loans brokered to third party lenders.  The decrease in broker volume is also primarily due to the significant disruptions in the mortgage markets, including the significant reduction of homebuyers’ access to nonconforming mortgage products.

The application data presented below includes loan applications, which resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Years Ended March 31,
	2008		2007
		Change		Change
Open Applications - Beginning	17,648	(24.0)%	23,219	(6.8)%
New Applications	127,956	33.5%	95,868	(14.4)%
Cancelled Applications	(85,337)	95.5%	(43,660)	1.4%
Originated Loans	(45,160)	(21.8)%	(57,779)	(18.3)%
Open Applications - Ending	15,107	(14.4)%	17,648	(24.0)%

The table below provides a comparative analysis of mortgage loan originations for the years ended March 31, 2008 and 2007.

	For the Years Ended March 31,
	2008		2007
		Change		Change
Origination Volume (in millions)	$9,991.3	(27.7)%	$13,826.0	(12.6)%
Number of Originated Loans
Builder	20,431	(24.7)%	27,141	(0.8)%
Retail	24,729	(19.3)%	30,638	(29.3)%
	45,160	(21.8)%	57,779	(18.3)%

Average Loan Size – Originated Loans	$221,200	(7.6)%	$239,300	6.9%

Total originations for the year ended March 31, 2008 decreased primarily as a result of a decline in homebuyer demand and a reduction in the number of mortgage product offerings.  Refinancing activity accounted for 20% and 18% of our originations for the years ended March 31, 2008 and 2007, respectively.  For the years ended March 31, 2008 and 2007, Financial Services originated 79% and 80%, respectively, of the non-cash unit closings of Home Building customers.

OTHER

Our Other segment includes corporate general and administrative expense and interest expense.  The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Corporate General and Administrative Expense	$(154,308)	(16.9)%	$(185,585)	(33.5)%
Interest Expense	(8,642)	100.0%	-	(100.0)%
Interest and Other Income	25,521	925.8%	2,488	44.7%
Operating Loss	$(137,429)	(24.9)%	$(183,097)	(36.5)%

Included in interest and other income for the year ended March 31, 2008 is a $13.4 million gain on the sale of an airplane.  The following table summarizes corporate general and administrative expense (dollars in thousands):

	For the Years Ended March 31,
	2008		2007
		Change		Change
Compensation and Benefits	$113,544	(28.5)%	$158,723	(28.8)%
Professional Services	21,876	8.5%	20,170	(18.0)%
Rent and Utilities	6,667	(1.9)%	6,795	(0.9)%
Travel	5,230	(23.4)%	6,828	(30.3)%
Other	6,991	(200.9)%	(6,931)	(146.0)%
General and Administrative Expense	$154,308	(16.9)%	$185,585	(33.5)%

The decrease in corporate general and administrative expense in fiscal year 2008 versus fiscal year 2007 is primarily related to decreases in compensation and benefits.  The decrease in compensation and benefits is a result of reductions in personnel at our corporate offices and decreases in our performance-related incentive compensation.

INCOME TAXES

We recognized an income tax benefit from continuing operations of $214.2 million for the year ended March 31, 2008 as compared to income tax expense from continuing operations of $116.3 million for the year ended March 31, 2007.  Our effective tax rate from continuing operations of 7.4% for the year ended March 31, 2008 differed from the federal statutory rate primarily as a result of the recognition of a deferred tax asset valuation allowance, the effect of state income taxes and an increase in the liability for unrecognized tax benefits resulting primarily from related accrued interest and penalties.  Our effective tax rate from continuing operations was 108.9% for the year ended March 31, 2007 which differed from the statutory rate primarily due to provisions for tax contingencies.

DISCONTINUED OPERATIONS

Construction Services

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

Discontinued operations for Construction Services are as follows (dollars in thousands):

	For the Years Ended March 31,
	2008	2007

Revenues	$-	$2,108,620
Operating Earnings	$-	$27,062
Pre-tax Gain on Sale	$8,341	$344,752

Home Services

Discontinued operations for our home services operations are as follows (dollars in thousands):

	For the Years Ended March 31,
	2008	2007

Revenues	$130,118	$126,966
Operating Loss	$(1,876)	$(4,013)

The increase in home services revenues as compared to fiscal year 2007 is the result of an expanded customer base.  We had 421 thousand pest defense customers as of March 31, 2008 as compared to 360 thousand as of March 31, 2007.  The decrease in operating losses realized by our home services operations for the year ended March 31, 2008 is primarily due to the increase in revenues and leverage in selling, general and administrative expenses.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The consolidating net cash used in or provided by the operating, investing and financing activities for the years ended March 31, 2009, 2008 and 2007 is summarized below (dollars in thousands).  See “Statements of Consolidated Cash Flows with Consolidating Details” for the detail supporting this summary.

	For the Years Ended March 31,
	2009	2008	2007
Net Cash Provided by (Used in)
Operating Activities	$1,381,404	$1,473,183	$939,997
Investing Activities	198,647	32,602	87,485
Financing Activities	(802,333)	(1,801,701)	(192,683)
Net Increase (Decrease) in Cash	$777,718	$(295,916)	$834,799
In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations.  As a result, cash flows related to Home Equity (sold in July 2006), Construction Services (sold in March 2007), and home services operations (sold in April 2008) are included in the table above.  Significant components of cash flows from discontinued operations are discussed below.

We currently fund Home Building operating and other short-term liquidity needs through available cash on hand, cash provided by operations and short-term borrowings, if required, and we fund our Financial Services operating and other short-term liquidity needs through committed mortgage warehouse credit facilities and cash flows from operations.  For the year ended March 31, 2009, our operating cash was primarily provided by home and land sales from our homebuilding operations, federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years, and decreases in mortgage loans held for sale, as aggregate loan sales exceeded investment in new mortgage loans.  Cash from investing activities during the year ended March 31, 2009 was primarily derived from the sales of our home services operations and Westwood Insurance Agency, totaling $186.5 million in cash proceeds, partially offset by capital contributions of $77.4 million made to Home Building joint ventures.  Cash used in financing activities during the year ended March 31, 2009 was primarily related to the deposit of $354.9 million for the liquidity reserve, the repayment of $221.8 million in senior notes and other debt, and the net repayment of $218.0 million in mortgage warehouse facilities.

During fiscal year 2008, cash from operating activities was primarily provided by proceeds from sales of mortgage loans that were not reinvested in new mortgage loans, partially offset by estimated tax payments, employee compensation and other reductions in accounts payable and accrued liabilities.  Proceeds from the sale of mortgage loans were used in financing activities to repay debt of our Financial Services segment for the year ended March 31, 2008.  During the year ended March 31, 2008, we used the remaining cash from operations and cash on hand to repay senior notes and other debt and medium-term notes.

During the year ended March 31, 2007, cash from operating activities was primarily provided by sales of mortgage loans and the net reduction in Home Building inventories.  The funds provided by investing activities in fiscal year 2007 were primarily related to the cash proceeds received from the sales of Home Equity and our technology operations.  This was substantially offset by an increase in Home Equity’s mortgage loans held for investment prior to its sale (see further explanation below) and capital contributions to Home Building joint ventures.  Included in financing activities for the year ended March 31, 2007 was cash used to fund share repurchases.  In addition, financing activities during fiscal year 2007 included the refinancing of scheduled debt maturities, increases in Home Equity debt in order to fund an increase in its mortgage loans held for investment prior to its sale (see further explanation below), net repayment of commercial paper borrowings and cash received from option exercises.

Discontinued Operations

The discontinued operations reflected in our cash flows for the year ended March 31, 2009, 2008 and 2007, including our home services operations, Construction Services, and Home Equity, did not require significant capital resources nor did they provide significant liquidity during these periods.  As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.

Included in operating cash flows for the year ended March 31, 2007 were general contracting fees obtained through our Construction Services segment.  For the year ended March 31, 2007, cash provided by Construction Services operating cash flows was $16.4 million.  Additionally, Construction Services had $18.1 million in cash and cash equivalents when this business was sold on March 30, 2007.

Operating cash flows for the year ended March 31, 2007 also included funds from securitizations and interest income on mortgage loans held by Home Equity for investment.  Cash used in financing activities in fiscal year 2007 was primarily from the issuance of debt to fund increases in Home Equity’s mortgage loans held for investment prior to Home Equity’s sale.

Contractual and Other Obligations

Our future cash requirements for contractual obligations, excluding discontinued operations, as of March 31, 2009 are illustrated in the following table (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total

Senior Notes and Other Debt	$391,829	$1,308,375	$773,955	$1,374,189	$3,848,348
Operating Leases	44,518	61,134	27,365	11,639	144,656
Joint Venture Obligations	120,246	4,357	-	-	124,603
Purchase Obligations	1,116	837	2,036	-	3,989
	$557,709	$1,374,703	$803,356	$1,385,828	$4,121,596

As outlined above, our primary contractual obligations are principal and interest payments under senior notes and other debt agreements.  Our joint venture obligations represent our share of joint venture debt, which is discussed in more detail in Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

On April 1, 2007, we adopted FIN 48.  The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008.  In accordance with FIN 48, at March 31, 2009, accrued liabilities include $526.1 million in unrecognized tax benefits, accrued interest and penalties (which excludes the tax benefit relating to the deductibility of interest and state income tax).  As discussed in Note (O), “Subsequent Events,” of the Notes to the Consolidated Financial Statements, on May 18, 2009, Centex and the IRS settled certain issues relating to the audit of its federal income tax returns for fiscal years 2001 through 2004.  The settlement resulted in a tax liability of approximately $63 million of which $62 million was paid in June 2006 (with the balance to be paid in fiscal year 2010).  As a result of the settlement with the IRS and the recognition of uncertain tax benefits during the first quarter of fiscal year 2010, we will decrease our FIN 48 accrued liability, record an income tax benefit, and realize an increase to net equity of approximately $270 million.  Due to the nature of these liabilities and ongoing examinations by taxing authorities, we are unable to reasonably estimate during which future periods our FIN 48 accrued liabilities will ultimately be paid or settled.  For further information regarding FIN 48, see Note (L), “Income Taxes,” of the Notes to Consolidated Financial Statements.

We expect to fund our contractual and other obligations in the ordinary course of business through our operating cash flows, cash on-hand and through our credit facilities.  However, we expect we will need to generate sufficient cash flow from operations to repay our outstanding debt at maturity or otherwise be able to retire, refinance or restructure such debt.

Credit Facilities and Liquidity

Our credit facilities and available capacity are summarized below (dollars in thousands):

	As of March 31,
	2009		2008
	Credit Facilities	Available Capacity	Credit Facilities	Available Capacity
Multi-Bank Revolving Credit Facility
Revolving Credit and Letters of Credit	$500,000	$193,156	$1,350,000	$335,650
Financial Services Secured Credit Facilities	250,000	130,948	605,000	267,947

	$750,000	$324,104	$1,955,000	$603,597

We maintain a $500 million committed, unsecured, multi-bank revolving credit facility, maturing in July 2010 that provides funding for general corporate purposes and letters of credit.  In January 2009, we amended our revolving credit facility to, among other things, reduce the total commitment, at our request, to $500 million from $1.35 billion.  This reduction in our multi-bank revolving credit facility was a result of the substantial decline in homebuilding activity and the resulting decline in our working capital needs.  Financial Services reduced its credit facilities from $605 million to $250 million in fiscal year 2009.  This reduction was the result of substantially lower borrowing needs following Financial Services exit from Retail mortgage originations and continued declines in volume attributed to the sales of homes built by Centex.

The revolving credit facility includes a borrowing base limitation that applies whenever we do not have an investment grade senior unsecured debt rating from at least two of the following rating agencies:  S&P, Moody’s and Fitch.  At March 31, 2009, we did not have investment grade ratings and were therefore subject to the borrowing base limitation.  At March 31, 2009, our long-term debt ratings were BB-, Ba3 and BB from S&P, Moody’s and Fitch, respectively.  Under the borrowing base limitation, the sum of the net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility for direct borrowings and outstanding financial letters of credit can not exceed an amount calculated based on applying certain percentages to various categories of unencumbered homebuilding inventory and other assets.  We had no amounts drawn on the revolving credit facility for direct borrowings at March 31, 2009 or at any time during the twelve months then ended.  As of March 31, 2009, we had $306.8 million of outstanding letters of credit under our facility, including $117.4 million of financial letters of credit.  Financial letters of credit are generally issued as a form of financial or payment guaranty.  At March 31, 2009, available capacity amounts for the revolving credit facility were also further subject to certain limitations by features in our credit facility commonly referred to as anti-cash hoarding provisions.

In addition, our credit facility included an interest coverage ratio at March 31, 2009.  This ratio is a determinant of whether we are required to establish a liquidity reserve deposit.  If the interest coverage ratio is less than 2 to 1, we are required to establish a liquidity reserve of cash balances to be maintained in segregated accounts with certain lenders in the credit facility.  These amounts are not subject to a security interest, but are classified as restricted cash in our Consolidated Balance Sheets.  The amount of the liquidity reserve is equal to eight times consolidated net interest expense (as defined in the credit agreement) for the most recent completed fiscal quarter.

We may withdraw or must increase amounts on deposit in the liquidity reserve at the end of each fiscal quarter if the amount on deposit exceeds or is below the amount required for that fiscal quarter.  We may withdraw all amounts on deposit once we satisfy the interest coverage ratio of 2 to 1.  At March 31, 2009, the liquidity reserve requirement on deposit was $354.9 million.

Our outstanding debt (dollars in thousands) as of March 31, 2009 was as follows (due dates are presented in fiscal years):

Senior Notes, weighted-average 6.04%, due through 2017	$3,102,788
Land Acquisition Notes and Other, weighted-average 7.01%, due through 2018	2,084
3,104,872
Financial Services Mortgage Warehouse Facilities, weighted-average 2.72%	119,052
$3,223,924

Our homebuilding operations also have certain obligations under our joint venture arrangements, community district development bonds and other special financing districts.  Additionally, Financial Services has committed to fund certain loans.  See Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of these obligations.

We had no direct borrowings under our revolving credit facility at March 31, 2009 or at any time during the year then ended.  The multi-bank credit facility contains certain financial covenants.  We are required to maintain compliance with the borrowing base at all times and meet a tangible net worth minimum and not exceed a certain leverage ratio each quarter.

For the quarter ended March 31, 2009, we were in compliance with all our financial covenants as shown in the table below (dollars in thousands):

	Required Level	Actual Level

Leverage Ratio	≤ 65.0%	62.1%
Excess Tangible Net Worth	Greater than $0	$347,811
Excess Borrowing Base	Greater than $0	$257,936
Liquidity Reserve Deposit (1)	$354,871	$354,871

(1)	In May 2009, in accordance with the terms of our credit facility, we increased the deposit to $403.5 million in order to maintain compliance with the liquidity reserve requirement.

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

At March 31, 2009, CTX Mortgage Company, LLC had two committed mortgage warehouse credit facilities with commitments of $150 million, which was scheduled to expire in April 2009, and $100 million which expires in October 2009.  At March 31, 2009, the available capacity under these warehouse facilities combined was $130.9 million.  Under the $100 million committed mortgage warehouse credit facility, the bank has the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if our long-term unsecured debt ratings fall below a specified level.  At March 31, 2009, Financial Services was not in compliance with a covenant of the $150 million committed mortgage warehouse credit facility, which was subsequently waived by the lender during April 2009.

On April 28, 2009, CTX Mortgage Company, LLC executed an amendment to the $150 million mortgage warehouse credit facility that lowered the facility to $100 million and extended the maturity date to May 30, 2009.  If these facilities are not renewed or replaced upon their expiration, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or Centex Corporation may be required to fund Financial Services loan originations and make additional capital contributions to Financial Services.  Although we believe that Financial Services could broker loans to other mortgage companies, sell loans directly to FNMA, or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

In the case of all of our businesses, if our current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the conditions in capital and trading markets, the overall availability of credit to the homebuilding and mortgage finance industries, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity further decreased due to the current market downturn.  As a result of one or more of the foregoing factors, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

We believe that our existing cash and future sources of funding, cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures, letter of credit needs and debt service requirements for at least the next twelve months.  As a supplement to our cash provided by operations, we may elect to sell certain non-strategic assets.  There can be no assurance that such sales could be completed on terms or within a timeframe acceptable to us in order to create additional cash flow.  In addition, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the homebuilding industry, the availability of financing to homebuyers, the level of competition and general and economic factors beyond our control.  These and other developments could reduce our cash flow, cause us to incur additional losses, cause us not to be in compliance with financial and other covenants and require that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.  We cannot predict what effect these factors will have on our future liquidity.  For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors” of this Report.

Seasonality and Inflation

We have historically experienced variability in our quarterly results of operations due to the seasonal nature of the homebuilding industry.  Due to the deteriorating market conditions and our strategic responses to such downturn, we can make no assurances as to whether our historical seasonal pattern will continue to be reflected in our future results of operations.

Periods of high inflation may adversely affect us and the homebuilding industry in general, as they may contribute to higher land, financing, labor and construction costs.  In addition, higher mortgage interest rates, which may accompany inflation, significantly affect the affordability of permanent mortgage financing to prospective homebuyers.  Traditionally, we have attempted to pass increases in our costs to our customers through increased sales prices; however, current market instability may limit our ability to offset our cost increases with higher selling prices.  If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, and affect our prospective homebuyers’ ability to adequately finance home purchases, our results of operations would be adversely affected.

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

We account for our investments in joint ventures under the equity method of accounting whereby our investment is increased by contributions and our share of joint venture earnings and is reduced by distributions and our share of joint venture losses.  We record obligations to joint ventures in our investment when they are both probable and estimable.  We consolidate joint ventures in which our ownership interest exceeds 50%.

A summary of our Home Building joint ventures is presented below:

	As of March 31,
	2009			2008
	Number of JVs (1)	Investments	Centex’s Share of Debt (2)	Number of JVs (1)	Investments	Centex’s Share of Debt (2)

Unleveraged Joint Ventures	29	$133,149	$-	29	$70,043	$-
Joint Ventures with Debt:
Limited Maintenance
Guarantee (3) (4)	-	-	-	1	43,311	27,500
Repayment Guarantee (5)	1	836	4,357	3	3,154	13,692
Completion Guarantee (4)	3	2,519	84,861	8	78,274	133,935
	33	136,504	89,218	41	194,782	175,127
No Recourse or Guarantee	4	-	35,385	1	12,040	24,000

	37	$136,504	$124,603	42	$206,822	$199,127

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity.  We were the managing member of 22 and 23 of the active joint ventures as of March 31, 2009 and 2008, respectively.  The number of joint ventures includes 13 and 17 joint ventures as of March 31, 2009 and 2008, respectively, for which substantially all the joint ventures’ activities are complete.

(2)
Centex’s share of debt represents our maximum exposure related to the joint ventures’ debt at each date.  Amounts shown in the column as of March 31, 2009 do not include $39.0 million in debt-related and other joint venture obligations recorded as accrued liabilities in our Consolidated Balance Sheets.

(3)	We guaranteed that a joint venture would maintain a specified loan to value ratio. We contributed additional capital in order to maintain this joint venture’s loan to value requirements.
.
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

Total joint venture debt outstanding as of March 31, 2009 and 2008 was $270.3 million and $423.2 million, respectively.  Debt agreements for joint ventures vary by lender in terms of structure and level of recourse.  For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt.  Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures and most guarantee arrangements provide that we are liable for our proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy.  We have recorded obligations pursuant to our share of certain completion and repayment guarantees.

As of March 31, 2009, six of our joint ventures are in default of their joint venture debt agreements.  In the case of four of these joint ventures, our share of the total joint venture debt is $35.4 million, all of which is nonrecourse and not covered by a guarantee.  The two remaining joint ventures in default have debt totaling $80.6 million subject to completion guarantees.  Subsequent to March 31, 2009, one of the joint ventures for which we had a completion guarantee filed for bankruptcy protection in a transaction that was pre-agreed with the lenders.  As a result of this transaction, we are no longer subject to a completion guarantee for this joint venture, and we recorded our estimated exposure related to the bankruptcy filing in our financial statements as of March 31, 2009.  With respect to our other joint venture for which we had a completion guarantee, in May 2009, we acquired the outstanding debt of the joint venture from the lender.  In addition, we reached agreement, subject to court approval, to acquire the remaining interest in the joint venture from our joint venture partner, who previously filed for bankruptcy.  For all remaining joint ventures in default, whose debt is nonrecourse and not covered by a guarantee, we satisfied all debt-related obligations.  In some cases, however, we may elect to make additional contributions or payments if we determine that doing so is in our best interests or allows us to preserve all or part of the value of our investment in a particular property or project, which would otherwise be subject to foreclosure.

A summary of the estimated maturities of our share of joint ventures’ debt is provided below (dollars in thousands).  We have estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of March 31, 2009, and we have not projected the early repayment of joint venture debt.  Our share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2010 in the table below.

For the Years Ending March 31,	Subject to Guarantees	Nonrecourse	Total

2010	$84,861	$35,385	$120,246
2011	4,357	-	4,357
	$89,218	$35,385	$124,603

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

Mortgage Loan Allowances and Related Reserve

Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates, current trends in loan originations and geographic location of the underlying collateral.  This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period.  Please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information on this reserve as of March 31, 2009 and 2008.

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

From time to time, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements.  If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party.  If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans.  In addition, Financial Services will foreclose on certain nonperforming construction loans, as well as repurchased nonperforming loans.  We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends.  Please refer to Note (B), “Mortgage Loans Receivable,” of the Notes to Consolidated Financial Statements for additional information on our other mortgage loans and the related allowance as of March 31, 2009 and 2008.

If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale.  For all other nonperforming loans, we proceed to foreclose on the loan.  Real estate acquired through foreclosure is initially recorded at estimated fair value less costs to sell and subsequently carried at the lower of cost or estimated fair value less costs to sell.  The carrying value of all property acquired through foreclosure is classified as real estate owned and included as a component in other inventory in the accompanying Consolidated Balance Sheets.  At March 31, 2009 and 2008, the carrying value of real estate owned was $16.4 million and $10.9 million, respectively.

Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at March 31, 2009 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations.  These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.

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

On a quarterly basis we assess each neighborhood and land investment, including land held for development and sale, in order to identify underperforming neighborhoods and to identify land investments that may not be recoverable through future operations.  Each neighborhood is assessed as an individual project.  This quarterly assessment is an integral part of our local market level processes.  We measure the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted net cash flows.  These evaluations are significantly impacted by the following key assumptions related to the project:

●	estimates of average future selling prices,
●	estimates of future construction and land development costs, and
●	estimated future sales rates.

These key assumptions are dependent on project specific local market (or neighborhood) conditions and are inherently uncertain.  Local market-specific factors that may impact our project assumptions include:

●	historical project results such as average sales price and sales rates, if closings have occurred in the project,
●	competitors’ local market (or neighborhood) presence and their competitive actions,
●	project specific attributes such as location desirability and uniqueness of product offering,
●	potential for alternative product offerings to respond to local market conditions, and
●	current local market economic and demographic conditions and related trends and forecasts.

These and other factors are considered by our local personnel as they prepare or update the project level assumptions.  The key assumptions included in our estimated future undiscounted net cash flows are interrelated.  For example, a decrease in estimated sales price due to increased discounting may result in a complementary increase in sales rates.  Based on the results of our assessments, if the carrying amount of the neighborhood exceeds the estimated undiscounted cash flows, an impairment is recorded to reduce the carrying value of the project to fair value.  Fair value is determined based on discounted estimated cash flows for a neighborhood.  Discount rates used in our evaluations are based on a risk free interest rate, increased for estimates of market risks associated with a neighborhood.  Market risks considered in our discount rate include, among others:

●	geographic location of project,
●	product type (for example, multifamily high rise product or single family product),
●	average sales price of the product, and
●	estimated project life.

For the quarter ended March 31, 2009, discount rates used in our estimated discounted cash flow assessments ranged from 8% to 24%, with an average discount rate of 16%.

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

In addition to land options recorded pursuant to FIN 46, we evaluate land options in accordance with the provisions of SFAS No. 49, “Accounting for Product Financing Arrangements,” or SFAS 49.  When our deposits and pre-acquisition development costs exceed certain thresholds and we have determined it is likely we will exercise our option, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.

In addition to the land options recorded pursuant to FIN 46 and SFAS 49 discussed above, we have other land option deposits for which the underlying asset is not consolidated.  These land option agreements and related pre-acquisition costs are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

Land option deposits (including those consolidated) and pre-acquisition costs are expensed if the option agreement terminates, is in default, expires by its terms or if we determine it is probable that the property will not be acquired.  On a periodic basis, we assess the probability of acquiring the land we control under option agreements.  This assessment is performed for each option agreement by local market personnel.  The key factors that impact our assessment include:

●	local market housing inventory levels for both existing and new homes,
●	our existing local supply of owned and controlled lots,
●	contract purchase price and terms,
●	local regulatory environment and, if not fully entitled, likelihood of obtaining required approvals, and
●	local market economic and demographic factors such as job growth, long- and short-term interest rates, consumer confidence, population growth and immigration.

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

We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable.  Fair value is estimated using a discounted cash flow or market valuation approach.  Key assumptions utilized in our discounted cash flow model include estimated future sales levels, estimated cost of revenues, varying discount rates and working capital constraints as they principally relate to estimated future inventory levels.  Material variations of these assumptions may have a significant impact to the carrying value of goodwill.

During the quarter ended December 31, 2008, we determined that events and circumstances had occurred that indicated the remaining goodwill balances within the homebuilding reporting units of the segment may not be recoverable.  These events included, but were not limited to, continued significant land-related impairments, significant curtailment of housing demand, deteriorating conditions in the overall economy and a relatively low market capitalization compared to our overall book value.  Based on these factors, our goodwill was evaluated for impairment at December 31, 2008, and as a result of the impairment test, we recorded goodwill impairments of $38.1 million.  We did not record any impairments of goodwill during the quarter ended March 31, 2009.  We recorded goodwill impairments of $78.2 million during the year ended March 31, 2008.

Warranty Accruals

Home Building offers a ten-year limited warranty for most homes constructed and sold.  The warranty covers defects in materials or workmanship in the first two years of the home and certain designated components or structural elements of the home in the third through tenth years.  Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed.  Factors that affect Home Building warranty liability include the number of homes closed, historical and anticipated rates of warranty claims and cost per claim.  Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  Although we consider the warranty accruals reflected in our Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.

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

In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, the realizability of our deferred tax assets.  A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  SFAS 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years.  Please refer to Note (L), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance.

On April 1, 2007, we adopted FIN 48.  The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008.  In accordance with the provisions of FIN 48, we recognize in our financial statements the impact of tax return positions or future tax positions if it is more likely than not to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position).  Tax positions that meet the more likely than not threshold are measured (using a probability weighted approach) at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement.  For further discussion regarding FIN 48, please refer to Note (L), “Income Taxes,” of the Notes to Consolidated Financial Statements.

The federal statute of limitations has expired for our federal tax returns filed for tax years through March 31, 2000.  In July 2007, we received a revenue agent’s report from the Internal Revenue Service, or IRS, relating to the ongoing audit of our federal income tax returns for fiscal years 2001 through 2004, which included adjustments to increase taxable income during these periods.  We believe that our tax return positions are supported and will continue to vigorously dispute the proposed adjustments.  In fiscal year 2008, the IRS commenced an examination of our federal income tax returns for fiscal years 2005 and 2006.  In addition, certain of our state income tax returns are under audit and are at various stages of the audit process.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted SFAS 157 effective April 1, 2008.  For further discussion regarding the adoption of SFAS 157, please refer to Note (H), “Fair Values of Financial Instruments,” of the Notes to Consolidated Financial Statements.  In February 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2 that delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments).  This FSP deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for us to April 1, 2009.  The adoption of this FSP did not have a material impact on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” or SFAS 160.  Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings.  SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation.  SFAS 160 is effective for us as of April 1, 2009.  The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” or SFAS 161.  SFAS 161 requires disclosures about why we utilize derivative instruments and how we account for them as well as how the instruments and the related hedged items affect our financial position, results of operations, and cash flows.  SFAS 161 applies to all derivative instruments and hedged items accounted for under SFAS 133 and is effective for us as of January 1, 2009.  The adoption of SFAS 161 did not impact our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations and mortgage loans receivable.  We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the outstanding debt that is subject to changes in interest rates.  We utilize forward sale commitments to mitigate the risk associated with the majority of our mortgage loan portfolio.  Other than the forward commitments and interest rate swaps discussed earlier, we do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.  The following analysis provides a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2009.

We may borrow on a short-term basis at prevailing market rates under our:  (1) committed revolving credit facility and (2) mortgage warehouse facilities.  We had no direct borrowings under our revolving credit facility at March 31, 2009 or at any time during the year then ended.  As of March 31, 2009, we had $119.1 million in borrowings outstanding under our mortgage warehouse facilities all of which is collateralized by Financial Services mortgage loans.  We are not exposed to market risks related to fluctuations in interest rates for these instruments as we borrow on a short-term basis at prevailing market rates.

As of March 31, 2009, we also had $3,104.9 million in senior notes and other debt outstanding.  Our senior notes and other debt are fixed-rate debt.  Changes in interest rates generally affect the fair market value of fixed-rate debt but not our earnings or cash flows.  Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our future earnings and cash flows.  We do not have an obligation to prepay any of our fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we refinance such debt.

The maturities of our senior notes and other debt outstanding were as follows:

	Maturities through March 31,
At March 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed-Rate Debt	$211,021	$693,860	$324,497	$295,136	$300,150	$1,280,208	$3,104,872	$2,605,917
Average Interest Rate	5.80%	6.43%	7.50%	5.45%	5.13%	5.84%	6.04%

	Maturities through March 31,
At March 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed-Rate Debt	$151,091	$225,101	$700,104	$349,321	$315,135	$1,580,365	$3,321,117	$2,871,378
Average Interest Rate	4.90%	5.80%	6.45%	7.50%	5.45%	5.71%	6.00%

Our Financial Services segment enters into IRLCs with its customers under which it commits to lend a specified interest rate for a specified period, generally from one to 30 days, if certain conditions are met.  Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet in other assets or accrued liabilities.  The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets.  Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.

Financial Services is exposed to the risk of interest rate fluctuations on its debt and other obligations.  Financial Services enters into mandatory forward trade commitments to manage the interest rate risk related to IRLCs and its portfolio of mortgage loans held for sale.  Forward trade commitments related to IRLCs are treated as derivative instruments and their initial fair value is recorded on the balance sheet in other assets or accrued liabilities.  Forward trade commitments related to mortgage loans are treated as derivatives and are recorded on the balance sheet together with the related mortgage loan receivables.  Subsequent changes in the fair value of forward trade commitments are recorded as an adjustment to earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Centex Corporation and Subsidiaries
Statements of Consolidated Operations
(Dollars in thousands, except per share data)

	For the Years Ended March 31,
	2009	2008	2007
Revenues
Home Building:
Housing	$3,578,182	$7,529,191	$11,014,975
Land Sales and Other	58,348	436,423	399,852
	3,636,530	7,965,614	11,414,827
Financial Services	190,000	309,948	468,001
Other	-	-	4,773
	3,826,530	8,275,562	11,887,601
Cost of Revenues
Home Building:
Housing	3,124,648	6,539,544	8,599,465
Land Sales and Other	1,013,358	2,721,219	1,044,455
Goodwill Impairment	38,101	78,236	-
	4,176,107	9,338,999	9,643,920
Financial Services	13,769	56,608	92,407
	4,189,876	9,395,607	9,736,327

Selling, General and Administrative Expenses	984,795	1,657,442	2,001,935

Loss from Unconsolidated Entities	159,449	128,902	73,782

Interest Expense	52,716	8,642	-

Interest and Other Income	33,535	39,873	31,229

Earnings (Loss) from Continuing Operations
Before Income Taxes	(1,526,771)	(2,875,158)	106,786
Income Tax (Benefit) Provision	(86,620)	(214,190)	116,263

Loss from Continuing Operations	(1,440,151)	(2,660,968)	(9,477)
Earnings from Discontinued Operations, net of Tax
Provision of $40,247, $2,979 and $171,023	51,397	3,486	277,843

Net Earnings (Loss)	$(1,388,754)	$(2,657,482)	$268,366

Basic and Diluted Earnings (Loss) Per Share
Continuing Operations	$(11.58)	$(21.71)	$(0.08)
Discontinued Operations	0.41	0.03	2.31
	$(11.17)	$(21.68)	$2.23
Average Shares Outstanding
Basic and Diluted	124,308,846	122,577,071	120,537,235

Cash Dividends Per Share	$0.08	$0.16	$0.16

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,
	2009	2008
Assets
Cash and Cash Equivalents	$1,364,556	$586,810
Restricted Cash	403,992	51,440
Receivables -
Mortgage Loans, net	214,179	515,880
Taxes, Trade and Other, including Notes of $20,045 and $17,388	375,762	823,861
Inventories -
Direct Construction	898,129	1,746,016
Land Under Development	1,792,349	2,882,844
Land Held for Development and Sale	470,561	558,756
Land Held Under Option Agreements Not Owned	107,614	147,792
Other	21,134	27,023
Investments in Joint Ventures	136,504	206,822
Property and Equipment, net	24,813	77,931
Other Assets -
Deferred Income Taxes, net	-	191,246
Goodwill	9,933	51,622
Deferred Charges and Other, net	98,588	172,300
Assets of Discontinued Operations	-	96,989
	$5,918,114	$8,137,332

Liabilities and Stockholders’ Equity
Accounts Payable	$96,749	$259,170
Accrued Liabilities	1,618,775	1,805,519
Senior Notes and Other Debt	3,104,872	3,325,167
Financial Services Mortgage Warehouse Facilities	119,052	337,053
Liabilities of Discontinued Operations	-	34,001
Commitments and Contingencies
Minority Interests	60,852	77,761
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	-	-
Common Stock, $.25 Par Value; Authorized 300,000,000
Shares; Outstanding 124,437,033 and 123,278,881 Shares	31,940	31,763
Capital in Excess of Par Value	87,341	95,088
Retained Earnings	966,993	2,365,634
Treasury Stock, at Cost; 3,323,454 and 3,774,643 Shares	(168,460)	(193,824)
Total Stockholders’ Equity	917,814	2,298,661
	$5,918,114	$8,137,332

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows
(Dollars in thousands)

	For the Years Ended March 31,
	2009	2008	2007
Cash Flows – Operating Activities
Net Earnings (Loss)	$(1,388,754)	$(2,657,482)	$268,366
Adjustments
Depreciation and Amortization	37,799	52,473	60,075
Stock-based Compensation	22,610	37,761	64,850
Provision for Losses on Mortgage Loans	1,723	170,365	34,321
Impairments and Write-off of Assets	967,224	1,991,090	690,831
Deferred Income Tax Provision (Benefit)	179,388	409,765	(172,235)
Loss of Joint Ventures	159,449	128,902	72,807
Distributions of Earnings of Joint Ventures	2,454	6,769	89,225
Gain on Sale of Assets	(88,814)	(20,310)	(482,331)
Changes in Assets and Liabilities, Excluding Effect of Dispositions
Decrease in Restricted Cash	2,319	26,911	11,233
Decrease (Increase) in Trade, Notes and Other Receivables	446,174	(594,308)	31,529
Decrease in Mortgage Loans Held for Sale	224,513	899,889	509,717
Decrease (Increase) in Direct Construction, Land Under Development and
Land Held for Development and Sale	1,116,487	1,460,404	(478,199)
Decrease (Increase) in Other Inventories	28,792	26,733	(3,228)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(366,405)	(500,788)	210,516
Decrease in Other Assets, net	36,718	34,825	33,100
Other	(273)	184	(580)
	1,381,404	1,473,183	939,997
Cash Flows – Investing Activities
(Issuance of) Payments received on Notes Receivable	(2,189)	(7,254)	21,768
Increase in Mortgage Loans Held for Investment	-	-	(292,448)
Decrease (Increase) in Construction Loans	48,025	79,521	(91,722)
Investment in and Advances to Joint Ventures	(77,433)	(181,854)	(268,206)
Distributions of Capital from Joint Ventures	15,474	126,236	158,658
Purchases of Property and Equipment, net	(4,919)	(6,638)	(40,643)
Proceeds from Dispositions	219,689	26,861	606,759
Other	-	(4,270)	(6,681)
	198,647	32,602	87,485
Cash Flows – Financing Activities
(Increase) Decrease in Restricted Cash	(354,871)	68,181	(53,522)
Proceeds from Land Financing Transaction, net	-	7,483	-
Net repayments of Commercial Paper	-	-	(125,000)
Issuance of Senior Notes and Other Debt	1,253	4,608	504,476
Repayment of Senior Notes and Other Debt	(221,802)	(412,743)	(10,055)
Repayment of Medium-term Notes	-	(170,000)	(188,000)
Repayment of Subordinated Debentures	-	-	(99,985)
Financial Services
Net (repayment) issuance of Mortgage Warehouse Facilities	(218,001)	(91,091)	103,158
Net repayment of Harwood Street Funding I, LLC Secured Liquidity Notes	-	(1,174,896)	(517,333)
Net issuance of Harwood Street Funding II, LLC Secured Liquidity Notes	-	-	192,631
Issuance of Centex Home Equity Company, LLC Asset-Backed Certificates	-	-	961,126
Repayment of Centex Home Equity Company, LLC Asset-Backed Certificates	-	-	(746,680)
Repayment of Harwood Street Funding I, LLC Subordinated Certificates	-	(60,000)	-
Proceeds from Stock Option Exercises	631	45,207	61,426
Excess Tax Benefits from Stock-Based Awards	437	1,811	15,192
Purchases of Common Stock, net	(93)	(799)	(271,022)
Dividends Paid	(9,887)	(19,462)	(19,095)
	(802,333)	(1,801,701)	(192,683)

Net Increase (Decrease) in Cash and Cash Equivalents	777,718	(295,916)	834,799
Cash and Cash Equivalents at Beginning of Year (1)	586,838	882,754	47,955
Cash and Cash Equivalents at End of Year (2)	$1,364,556	$586,838	$882,754

See Notes to Consolidated Financial Statements.

(1)	Amount includes cash and cash equivalents of discontinued operations of $28, $220 and $4,630 as of March 31, 2008, 2007 and 2006, respectively.

(2)	Amount includes cash and cash equivalents of discontinued operations of $0, $28 and $220 as of March 31, 2009, 2008 and 2007, respectively.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(Dollars in thousands)

			Capital in
	Common Stock		Excess of
	Shares	Amount	Par Value

Balance, March 31, 2006	122,104	$34,132	$580,010
Issuance of Restricted Stock and Stock Units	513	30	(29,366)
Stock Compensation	-	-	64,850
Exercise of Stock Options	2,507	627	61,437
Tax Benefit from Stock-based Awards	-	-	15,192
Cash Dividends	-	-	-
Purchases of Common Stock for Treasury	(5,159)	-	-
Retirement of Treasury Stock	-	(3,750)	(645,059)
Other Stock Transactions	5	2	1,285
Net Earnings	-	-	-
Unrealized Gain on Hedging Instruments (1)	-	-	-
Foreign Currency Translation
Adjustments	-	-	-
Comprehensive Income
Balance, March 31, 2007	119,970	31,041	48,349
Adoption of FIN 48	-	-	(4,898)
Issuance of Restricted Stock and Stock Units	607	40	(32,373)
Stock Compensation	-	-	37,761
Exercise of Stock Options	2,724	681	44,256
Tax Benefit from Stock-based Awards	-	-	1,811
Cash Dividends	-	-	-
Purchases of Common Stock for Treasury	(28)	-	-
Other Stock Transactions	6	1	182
Net Loss	-	-	-
Balance, March 31, 2008	123,279	31,763	95,088
Issuance of Restricted Stock and Stock Units	1,124	166	(31,414)
Stock Compensation	-	-	22,610
Exercise of Stock Options	37	9	531
Tax Benefit from Stock-based Awards	-	-	437
Cash Dividends	-	-	-
Purchases of Common Stock for Treasury	(9)	-	-
Other Stock Transactions	6	2	89
Net Loss	-	-	-
Balance, March 31, 2009	124,437	$31,940	$87,341

See Notes to Consolidated Financial Statements.

(1)	Amount includes a reclassification adjustment of $15,738, net of tax, for hedging gain included in earnings from discontinued operations.

Centex Corporation and Subsidiaries
Statements of Consolidated Stockholders’ Equity
(Dollars in thousands)

Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total

$5,251,325	$(862,439)	$8,630	$5,011,658
(1,926)	18,861	-	(12,401)
-	-	-	64,850
-	-	-	62,064
-	-	-	15,192
(19,095)	-	-	(19,095)
-	(271,022)	-	(271,022)
(247,797)	896,606	-	-
-	-	-	1,287
268,366	-	-	268,366
-	-	(8,702)	(8,702)

-	-	72	72
			259,736
5,250,873	(217,994)	-	5,112,269
(208,295)	-	-	(213,193)
-	24,969	-	(7,364)
-	-	-	37,761
-	-	-	44,937
-	-	-	1,811
(19,462)	-	-	(19,462)
-	(799)	-	(799)
-	-	-	183
(2,657,482)	-	-	(2,657,482)
2,365,634	(193,824)	-	2,298,661
-	25,457	-	(5,791)
-	-	-	22,610
-	-	-	540
-	-	-	437
(9,887)	-	-	(9,887)
-	(93)	-	(93)
-	-	-	91
(1,388,754)	-	-	(1,388,754)
$966,993	$(168,460)	$-	$917,814

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(A)           SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Centex Corporation and all subsidiaries and other entities in which Centex Corporation has a controlling interest (the “Company”).  Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (C), “Inventories,” and Note (F), “Indebtedness.”  All significant intercompany balances and transactions have been eliminated.

The Company operates in two principal lines of business:  Home Building and Financial Services.  The Company’s principal Home Building subsidiary is Centex Homes, a Nevada general partnership.  The Company’s prior periods have been adjusted to reflect the Company’s home services operations (sold in April 2008), Construction Services (sold in March 2007) and Home Equity (sold in July 2006) as discontinued operations.  For additional information, refer to Note (N), “Discontinued Operations.”  Information in these Notes to Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

On April 7, 2009, the Company and Pulte Homes, Inc. (“Pulte”) entered into a definitive merger agreement pursuant to which the Company will merge with a wholly-owned subsidiary of Pulte, and survive the merger as a wholly-owned subsidiary of Pulte.  For additional information with regard to this agreement, please refer to Note (O), “Subsequent Events.”

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

Loan origination fees and other revenues derived from the origination of mortgage loans are recognized in Financial Services revenues as earned and loan origination costs are recognized in Financial Services expenses as incurred.  Prior to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), on a prospective basis on April 1, 2008, net loan origination fees were deferred and recognized as an adjustment to Financial Services revenues when the related loan was sold to a third-party purchaser.  In accordance with SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”), the Company recognizes the fair value of mortgage servicing rights as revenue at the time it enters into an Interest Rate Lock Commitment (“IRLC”).  Subsequent changes in the fair value of IRLCs are recorded as an adjustment to revenue. Prior to January 1, 2008, the effective date of SAB 109, the fair value of mortgage servicing rights was not recognized as revenue until the related loan was sold. Other revenues, including fees for title insurance and settlement services, mortgage broker and other services performed in connection with mortgage lending activities, are recognized as earned.

Interest revenues on mortgage loans receivable are recognized as revenue using the interest method.  Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more.  The accrual is resumed when the mortgage loan becomes less than 90 days contractually delinquent.  At March 31, 2009 and 2008, mortgage loans on which revenue was not being accrued were $144.6 million and $226.1 million, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs for the years ended March 31, 2009, 2008 and 2007 (“fiscal year 2009,” “fiscal year 2008” and “fiscal year 2007”) were $35.8 million, $101.4 million and $138.9 million, respectively.

Interest Expense

Interest expense relating to the Financial Services segment is included in Financial Services cost of revenues.  Home Building capitalizes interest incurred as a component of land under development’s inventory cost.  Capitalized interest is included in Home Building cost of revenues as related housing inventories are sold or otherwise charged to cost of revenues.  In prior years, the Company’s inventory subject to interest capitalization exceeded its debt levels. Due to the reduction in homebuilding inventories, the Company’s debt level exceeded its inventory subject to capitalization during the years ended March 31, 2009 and 2008. As a result, a portion of the interest incurred during the years ended March 31, 2009 and 2008 was charged directly to interest expense.

	For the Years Ended March 31,
	2009	2008	2007

Total Interest Incurred	$227,352	$285,960	$483,342
Less – Interest Capitalized	(162,589)	(222,938)	(284,181)
Financial Services Interest Expense	(12,047)	(54,380)	(90,328)
Discontinued Operations (1)	-	-	(108,833)
Interest Expense, net	$52,716	$8,642	$-
Capitalized Interest Charged to
Home Building Cost of Revenues	$170,162	$312,665	$237,539

(1)	Includes the Company’s home services operations and Home Equity.

Income Taxes

The Company accounts for income taxes on the deferral method whereby deferred tax assets and liabilities are provided for the tax effect of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In accordance with the provisions set forth by the Financial Accounting Standards Board (“FASB”) under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company assesses, on a quarterly basis, the realizability of its deferred tax assets.  A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  For additional information regarding the Company’s valuation allowance, please refer to Note (L), “Income Taxes.”

On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”).  The cumulative effect of the adoption of FIN 48 was recorded as a $208.3 million reduction to beginning retained earnings in the first quarter of fiscal year 2008.  Please refer to Note (L), “Income Taxes,” for additional information relating to FIN 48.

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

Prior to the adoption of FIN 48, the Company applied SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), to assess and provide for potential income tax exposures.  In accordance with SFAS 5, the Company maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from tax audits.  FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in the income statements and effective tax rates as more items are recognized and/or derecognized within the income tax expense or benefit.

Earnings Per Share

Basic earnings (loss) per share are computed based on the weighted-average number of shares of common stock, par value $.25 per share (“Common Stock”), outstanding, including vested shares of restricted stock and vested restricted stock units under the long-term incentive plan.  Diluted earnings (loss) per share are computed based upon the basic weighted-average number of shares plus the dilutive impact of the stock options, unvested shares of restricted stock and unvested restricted stock units under the long-term incentive plan.   Stock options, unvested shares of restricted stock and unvested restricted stock units under the long-term incentive plan are not considered in the diluted earnings (loss) per share calculation when the Company has a loss from continuing operations.

Cash and Cash Equivalents

Cash equivalents represent highly liquid investments with an original maturity of three months or less when purchased.  The Company maintains cash balances with banks in excess of FDIC-insured limits.  Management believes evaluation and monitoring of bank credit quality mitigates risk of loss.

Restricted Cash

Restricted cash primarily consists of: (1) a liquidity reserve deposit required in connection with the Company’s multi-bank revolving credit facility, (2) cash restricted pursuant to insurance related regulatory requirements, (3) customer deposits that are temporarily restricted in accordance with regulatory requirements, and (4) required cash balances for secured financing arrangements.  Cash restricted pursuant to insurance related regulatory requirements includes the restricted cash of the Company’s title operations, the restricted cash of a subsidiary that issues surety bonds, and cash restricted pursuant to the Company’s casualty insurance.  Customer deposits are restricted as certain states, in which the Company operates, require it to restrict customers’ cash deposits until a home is closed.  The Company is also required to restrict cash it receives from customers for future mortgage origination costs, including credit report fees and appraisal fees.  The changes in these restricted cash balances are directly related to the Company’s operations and are therefore, classified as operating activity in the Statements of Consolidated Cash Flows.

The restricted cash balances associated with secured financing arrangements represent cash collateral associated with the Company’s warehoused mortgage loans.  The changes in these restricted cash balances are reflected as financing activity in the Statements of Consolidated Cash Flows.

Mortgage Loans

Mortgage loans receivable consist of mortgage loans held for sale and other mortgage loans, net of their related allowances.  Mortgage loans held for sale represent mortgage loans originated by Financial Services, which will be sold to third parties.  Prior to the adoption of SFAS 159, the carrying value of these loans designated as hedged was adjusted for changes in the fair value to the extent the hedge was deemed effective.  Unhedged loans or loans hedged ineffectively were stated at the lower of cost or fair value.  In accordance with the provisions of SFAS 159, mortgage loans held for sale originated subsequent to April 1, 2008 are measured at fair value.  Fair value is determined using quoted market prices for similar instruments.  Substantially all of the mortgage loans held for sale are delivered to third-party purchasers within three months after origination.  These loans are subject to hedge instruments during the time they are held in inventory.  Substantially all of the mortgage loans held for sale are pledged as collateral for secured financings.

Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates, current trends in loan originations and geographic location of the underlying collateral.  This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or misrepresentation and reflects management’s judgment of the loss exposure at the end of the reporting period.

Financial Services also holds other mortgage loans, which are reported at their unpaid principal balance less an allowance.  Other mortgage loans include performing and nonperforming construction loans and other nonperforming mortgage loans.  During the year ended March 31, 2008, Financial Services ceased originating new construction loans.  Under its discontinued construction loan program, Financial Services entered into an agreement to finance a specified amount for the construction of a home.  These loans were intended to be modified into a permanent loan (i.e., a mortgage loan held for sale) once the total committed amount was funded.  Financial Services intends to fulfill its existing funding commitments which were $1.2 million at March 31, 2009.

Financial Services also periodically reviews its construction loan commitments for collectibility.  To establish the appropriate allowance, Financial Services first classifies its construction loans, which are included in other mortgage loans, into risk categories.  These categories are based on, among other things, loan product, the borrower’s credit profile, draw activity on the loan, loan delinquency rate, and the historical realization on construction loans.  Each category of loans is then evaluated for potential credit and market-related risks.  The allowance for loans Financial Services expects to convert to permanent loans that will be held for sale is based on the estimated market value of the loans.  The allowance for loans Financial Services expects to eventually default is based on the credit risk of the loan.

From time to time, Financial Services will be required to repurchase certain loans it originated and sold to third parties under the representations and warranty provisions in its loan sale agreements.  If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party.  If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans.  In addition, Financial Services will foreclose on certain nonperforming construction loans.  Financial Services establishes an allowance for loans in foreclosure based on its historical loss experience and current loss trends.  Please refer to Note (B), “Mortgage Loans Receivable,” for additional information on Financial Services other mortgage loans and the related allowance as of March 31, 2009 and 2008.

If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale.  For all other nonperforming loans, Financial Services proceeds to foreclose on the loan.  Real estate acquired through foreclosure is initially recorded at estimated fair value less costs to sell and subsequently carried at the lower of cost or estimated fair value less costs to sell.  The carrying value of all property acquired through foreclosure is classified as real estate owned and included as a component in other inventory in the accompanying Consolidated Balance Sheets.  At March 31, 2009 and 2008, the carrying value of real estate owned was $16.4 million and $10.9 million, respectively.

Although Financial Services considers its mortgage loan allowances and related reserves reflected in the Consolidated Balance Sheets at March 31, 2009 to be adequate, there can be no assurance that these allowances and related reserves will prove to be sufficient over time to cover ultimate losses in connection with its loan originations.  These allowances and related reserves may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.

Taxes, Trade and Notes Receivable

Taxes and trade receivables primarily consist of income taxes receivable, insurance claims receivable, funds in transit or in escrow for homes closed and vendor rebate receivables and are net of an allowance for doubtful accounts.  The allowance for doubtful accounts was $72.5 million and $40.6 million as of March 31, 2009 and 2008, respectively.  Notes receivable at March 31, 2009 are collectible primarily over four years with $8.5 million being due within one year.

Direct Construction and Land Under Development

Direct construction and land under development are stated at cost (including capitalized interest and real estate taxes), net of impairment.  The relief of capitalized costs is included in the Home Building cost of revenues in the Statements of Consolidated Operations when related revenues are recognized or when impairment charges are recorded.

Home construction costs are accumulated on a specific identification basis.  Under the specific identification basis, cost of revenues includes all applicable land acquisition, land development and specific construction costs (including direct and indirect costs) of each home paid to third parties.  Land acquisition, land development and home construction costs do not include employee related compensation and benefit costs.  The specific construction and allocated land costs of each home, including models, are included in direct construction.  Allocated land acquisition and development costs are estimated based on the total costs expected in a project.  Direct construction also includes amounts paid through the closing date of the home for construction materials and contractor costs, plus an accrual for estimated costs incurred but not yet paid, based on an analysis of budgeted construction costs.  Any changes to the estimated total development costs identified subsequent to the initial home closings in a project are generally allocated to the remaining homes in the project; however, such costs are charged to expense for neighborhoods where all or substantially all homes have already been closed.  Land acquisition and land development costs are included in land under development.

Land Held for Development and Sale

Land held for development and sale is stated at cost, net of impairment.  Land held for development and sale includes the purchase price plus any land development incurred to date, capitalized interest, real estate taxes, deposits and pre-acquisition costs.  Land option agreements and related pre-acquisition costs are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”  Land held for development and sale consists of owned land that is currently not being developed and is not anticipated to be developed for at least two years, land held for sale, deposits for land purchases and related acquisition costs.  Carrying costs for land held for development and sale such as property taxes and insurance are expensed as incurred.  The Company enters into certain land option purchase agreements with unaffiliated entities.  Under certain land option agreements, the Company pays a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices.  These options generally do not contain performance requirements from the Company nor obligate the Company to purchase the land.  To the extent the Company does not exercise its option to purchase such land, the amount of the land option deposit, any letters of credit, as well as development costs incurred to date, represent the Company’s maximum exposure to loss.

Land option deposits (including those consolidated and included in land held under option agreements not owned) and pre-acquisition costs are expensed if the option agreement terminates, is in default, expires by its terms or if the Company determines it is probable that the property will not be acquired.  On a periodic basis, the Company assesses the probability of acquiring the land it controls under option agreements.  This assessment is performed for each option agreement by local market personnel.  The key factors that impact the Company’s assessment include:

●	local market housing inventory levels for both existing and new homes,
●	the Company’s existing local supply of owned and controlled lots,
●	contract purchase price and terms,
●	local regulatory environment and, if not fully entitled, likelihood of obtaining required approvals, and
●	local market economic and demographic factors such as job growth, long- and short-term interest rates, consumer confidence, population growth and immigration.

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

The Company determines if it is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the variable interest entity.  Expected gains and losses of the variable interest entity are highly dependent upon management’s estimates of the variability and probabilities of future land prices and the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors.  The Company performs its analysis at the inception of each lot option agreement.  Local market personnel are actively involved in the evaluation, including the development of management’s estimates of expected gains and losses of the variable interest entity.  If an option agreement is significantly modified or amended, the agreement is reevaluated pursuant to FIN 46.  Based on its evaluation, if the Company is the primary beneficiary of those entities for which it has entered into land option agreements, the variable interest entity is consolidated.  To the extent financial statements or other information is available, the Company consolidates the assets and liabilities of the variable interest entity.  If financial statements for the variable interest entity are not available, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in minority interests.  See Note (C), “Inventories,” for further discussion on the results of the Company’s analysis of land option agreements.

In addition to land options recorded pursuant to FIN 46, the Company evaluates land options in accordance with the provisions of SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”).  When the Company’s deposits and pre-acquisition development costs exceed certain thresholds and the Company has determined it is likely it will exercise its option, the Company records the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase to accrued liabilities.

Investments in Joint Ventures

The Company is a participant in certain joint ventures with interests ranging from 5.0% to 67.0%.  The Company consolidates joint ventures in which its ownership interest exceeds 50%.  The equity method of accounting is used for joint ventures over which the Company has significant influence but not control; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%.  In determining whether the Company has control over its joint ventures, the Company also considers Emerging Issues Task Force (“EITF”) Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”).  EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership whereby the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5.

The Company defers recognition of its share of intercompany profits from joint ventures until realized in a third party transaction.  For the years ended March 31, 2009 and 2008, the Company did not defer any profits associated with its purchases from joint ventures.  For the year ended March 31, 2007, the Company deferred $20.9 million related to profits associated with the Company’s land purchases from joint ventures.

For the years ended March 31, 2009, 2008 and 2007, loss from unconsolidated entities includes $157.1 million, $100.5 million and $124.5 million, respectively, of the Company’s share of joint ventures’ impairments.

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

Impairment of Long-Lived Assets

The Company assesses inventories, including real estate owned, and property and equipment for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, sales rates and other factors.  If long-lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value of inventories and property and equipment is determined primarily based on estimated cash flows discounted for market risks associated with the long-lived assets.  For the quarter ended March 31, 2009, discount rates used in estimated discounted cash flow assessments ranged from 8% to 24%, with an average discount rate of 16%.  The Company recorded $882.6 million, $1,792.4 million and $323.9 million in land-related impairments to inventories during the years ended March 31, 2009, 2008 and 2007, respectively.  See Note (C), “Inventories,” for a discussion of land option write-offs.  The Company recorded $12.7 million and $5.7 million in real estate owned impairments during the years ended March 31, 2009 and 2008, respectively.  There were no real estate owned impairments recorded during the year ended March 31, 2007.

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

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable.  Fair value is estimated using a discounted cash flow or market valuation approach.  Key assumptions utilized in the Company’s discounted cash flow model include estimated future sales levels, estimated cost of revenues, varying discount rates and working capital constraints as they principally relate to estimated future inventory levels.  Material variations of these assumptions may have a significant impact to the carrying value of goodwill.

During the quarter ended December 31, 2008, management determined that events and circumstances had occurred that indicated the remaining goodwill balances within the homebuilding reporting units of the segment may not be recoverable.  These events included, but were not limited to, continued significant land-related impairments, significant curtailment of housing demand, deteriorating conditions in the overall economy and a relatively low market capitalization compared to the overall book value of the Company.  Based on these factors, the Company’s goodwill was evaluated for impairment at December 31, 2008, and as a result of the impairment test, the Company recorded goodwill impairments of $38.1 million.  The Company did not record any goodwill impairments during the quarter ended March 31, 2009.  The Company recorded goodwill impairments of $78.2 million during the year ended March 31, 2008.  Please refer to Note (E), “Goodwill,” for additional information on the Company’s goodwill impairments.

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

Although the Company considers the insurance accrual reflected in its Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.  Expenses associated with insurance claims up to the Company’s deductible limits were $28.3 million, $47.0 million and $51.4 million for fiscal years 2009, 2008 and 2007, respectively.  As of March 31, 2009 and 2008, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $235.3 million and $221.0 million, respectively, and consisted primarily of general liability retentions associated with construction defects.

Stock-Based Employee Compensation Arrangements

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”).  The following information represents the Company’s grants of stock-based compensation to employees and directors during the years ended March 31, 2009 and 2008:

		Number of
		Shares	Fair Value
Period of Grant	Grant Type	Granted	of Grant

For the year ended March 31, 2008	Stock Options	646.6	$10,116.9
	Stock Units	283.3	$11,901.2
	Restricted Stock	160.1	$5,035.0

For the year ended March 31, 2009	Stock Options	1,827.0	$14,072.9
	Stock Units	375.2	$8,265.7
	Restricted Stock	663.0	$9,699.8
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

In addition to the stock-based awards in the above table, the Company issued to officers and employees during the first quarter of fiscal years 2009 and 2008 long-term performance awards that vest after three years.  For additional information on the Company’s long-term performance awards, please refer to Note (K), “Capital Stock and Employee Benefit Plans.”

Statements of Consolidated Cash Flows – Supplemental Disclosures

In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations.  For further information on the Company’s discontinued operations, see Note (N), “Discontinued Operations.”

The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Years Ended March 31,
	2009	2008	2007

Cash Paid for Interest (1)	$205,157	$280,649	$469,133
Net Cash (Refund) Paid for Taxes	$(708,545)	$164,037	$325,224

(1)	Amounts include capitalized interest.

As explained in Note (C), “Inventories,” pursuant to the provisions of FIN 46, as of March 31, 2009 and 2008, the Company consolidated $64.2 million and $75.3 million, respectively, of land as inventory under the caption “land held under option agreements not owned.”  The Company also recorded $19.4 million and $38.1 million as of March 31, 2009 and 2008, respectively, of lot option agreements as financing arrangements pursuant to the provisions of SFAS 49.

During fiscal year 2009, the Company received distributions of land from a joint venture in the amount of $10.3 million, which were treated as non-cash items in the Statements of Consolidated Cash Flows.  The Company also treats transfers of mortgage loans between categories as non-cash items.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that serves to define fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company adopted SFAS 157 effective April 1, 2008 for financial assets and liabilities.  For additional information, refer to Note (H), “Fair Values of Financial Instruments.”  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of items to which this FSP applies include, but are not limited to, reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments).  This FSP deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Company to April 1, 2009.  The adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS 159.   Under the provisions of SFAS 159, companies may elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings.  The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to achieve similar results.  The Company adopted SFAS 159 effective April 1, 2008.  For additional information, refer to Note (H), “Fair Values of Financial Instruments.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).   Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings.  SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation.  SFAS 160 is effective for the Company as of April 1, 2009.  The adoption of SFAS 160 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires disclosures about why the Company utilizes derivative instruments and how it accounts for them as well as how the instruments and the related hedged items affect the Company’s financial position, results of operations, and cash flows.  SFAS 161 applies to all derivative instruments and hedged items accounted for under SFAS 133 and is effective for the Company as of January 1, 2009.  The adoption of SFAS 161 did not have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified to be consistent with the March 31, 2009 presentation, including reclassifications of discontinued operations.

(B)           MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable consists of the following:

	As of
	March 31, 2009			March 31, 2008
	Gross	Allowance	Net	Gross	Allowance	Net

Mortgage Loans Held for Sale	$153,416	$(837)	$152,579	$388,385	$(4,092)	$384,293
Other Mortgage Loans	148,683	(87,083)	61,600	283,191	(151,604)	131,587
Mortgage Loans Receivable	$302,099	$(87,920)	$214,179	$671,576	$(155,696)	$515,880

Changes in the allowance for losses on mortgage loans receivable for the years ended March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008

Balance at Beginning of Period	$155,696	$14,878
Provision for Losses	1,723	170,365
Charge-offs/Recoveries	(69,499)	(29,547)

Balance at End of Period	$87,920	$155,696

As of March 31, 2009, Financial Services is committed, under existing construction loan agreements, to fund up to an additional $1.2 million.  During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it intends to fulfill its existing funding commitments.

The Company has established a liability for anticipated losses associated with mortgage loans originated and sold.  Please refer to Note (G), “Commitments and Contingencies,” for information on this reserve at March 31, 2009 and 2008.

(C)           INVENTORIES

For the years ended March 31, 2009, 2008 and 2007, the Company recorded $882.6 million, $1,792.4 million and $323.9 million, respectively, in land-related impairments, which is included in land sales and other cost of revenues in the accompanying Statements of Consolidated Operations.

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

	As of
	March 31, 2009	March 31, 2008

Number of Land Option Agreements	55	145

Total Cash Deposits in Inventory	$25,684	$53,941
Letters of Credit	747	943
Total Invested through Deposits or Secured with Letters of Credit	$26,431	$54,884

Total Purchase Price of Land Option Agreements	$476,974	$1,131,976

A summary of the Company’s land held for development and sale and land held under option agreements not owned is provided below:

	As of March 31, 2009		As of March 31, 2008
	Land Held for Development and Sale	Land Held Under Option Agreements Not Owned	Land Held for Development and Sale	Land Held Under Option Agreements Not Owned

Cash Deposits	$6,397	$19,287	$20,711	$33,230
Pre-acquisition Development Costs	1,687	4,700	10,810	1,084
Remaining Purchase Price of Land
Options Recorded Pursuant to:
FIN 46 (1)	-	64,231	-	75,344
SFAS 49 (2)	-	19,396	-	38,134
Owned Land Held for Development
and Sale (3)	462,477	-	527,235	-
	$470,561	$107,614	$558,756	$147,792

(1)
In accordance with the provisions of FIN 46, the Company is the primary beneficiary of certain option agreements to purchase land.  Land consolidated under FIN 46 is recorded with a corresponding increase to minority interests.  At March 31, 2009, nine land option agreements were consolidated pursuant to FIN 46.

(2)
As of March 31, 2009, the Company recorded three land option agreements as financing arrangements pursuant to the provisions of SFAS 49.  The remaining obligation under such financing arrangements is recorded in accrued liabilities.

(3)	Amount includes owned land, including development costs, that is not currently anticipated to be developed for more than two years and land that the Company intends to sell within one year.

The Company writes off deposits and pre-acquisition costs when it determines it is probable the property will not be acquired.  Write-offs of land deposits and pre-acquisition costs amounted to $46.6 million, $120.4 million and $360.0 million for the years ended March 31, 2009, 2008 and 2007, respectively.

(D)           PROPERTY AND EQUIPMENT

Property and equipment cost by major category and accumulated depreciation are summarized below:

	As of March 31,
	2009	2008

Land, Buildings and Improvements	$34,926	$70,554
Machinery, Equipment and Other	126,280	210,691
	161,206	281,245
Accumulated Depreciation and Amortization	(136,393)	(203,314)
	$24,813	$77,931

The Company had depreciation and amortization expense related to property and equipment of $25.3 million, $41.8 million, and $46.5 million for fiscal years 2009, 2008, and 2007, respectively.

(E)           GOODWILL

A summary of changes in goodwill by segment for the years ended March 31, 2009 and 2008 are presented below:

	As of March 31, 2008	Goodwill Disposed		Goodwill Impairments	As of March 31, 2009
Home Building
East	$30,594	$-		$(30,594)	$-
Central	9,671	-		(5,102)	4,569
West	2,405	-		(2,405)	-
Other homebuilding	-	-		-	-
Total Home Building	42,670	-		(38,101)	4,569
Financial Services	8,952	(3,588	)(1)	-	5,364
Total	$51,622	$(3,588)		$(38,101)	$9,933

(1)	Represents disposal of goodwill related to the sale of Westwood Insurance Agency.

	As of March 31, 2007	Goodwill Disposed	Goodwill Impairments	As of March 31, 2008
Home Building
East	$55,355	$-	$(24,761)	$30,594
Central	19,975	(595)	(9,709)	9,671
West	46,171	-	(43,766)	2,405
Other homebuilding	-	-	-	-
Total Home Building	121,501	(595)	(78,236)	42,670
Financial Services	8,952	-	-	8,952
Total	$130,453	$(595)	$(78,236)	$51,622

(F)           INDEBTEDNESS

A summary of the Company’s debt, net of unamortized discounts as applicable, is presented below:

	As of
	March 31, 2009	March 31, 2008
Senior Notes (unsecured):
Senior Notes due August 2008 at 4.875%	$-	$150,000
Senior Notes due September 2009 at 5.8%	210,920	225,000
Senior Notes due November 2010 at 4.55%	300,000	300,000
Senior Notes due February 2011 at 7.875%	392,495	399,992
Senior Notes due January 2012 at 7.5%	324,373	349,198
Senior Notes due August 2012 at 5.45%	295,000	315,000
Senior Notes due October 2013 at 5.125%	300,000	300,000
Senior Notes due May 2014 at 5.7%	350,000	350,000
Senior Notes due June 2015 at 5.25%	450,000	450,000
Senior Notes due May 2016 at 6.5%	480,000	480,000
Land Acquisition Notes and Other due through May 2017 (1)	2,084	5,977

Total Senior Notes and Other	3,104,872	3,325,167

Financial Services Mortgage Warehouse Facilities (secured) (2)	119,052	337,053

Total Debt	$3,223,924	$3,662,220

(1)	Weighted-average interest rates of 7.01% and 6.45% at March 31, 2009 and March 31, 2008, respectively.

(2)	Weighted-average interest rates of 2.72% and 3.63% at March 31, 2009 and March 31, 2008, respectively.

The weighted-average interest rates, including amortization of related issuance costs, for the Company’s debt during the years ended March 31, 2009, 2008, and 2007 were:

	For the Years Ended March 31,
	2009	2008	2007
Centex:
Senior Notes	6.02%	5.90%	5.89%
Land Acquisition Notes and Other	8.49%	7.05%	5.59%
Medium-term Note Programs	-	5.68%	6.00%

Financial Services:
Mortgage Warehouse Facilities	5.35%	5.97%	5.59%
Harwood Street Funding I, LLC Variable-Rate
Subordinated Extendable Certificates	-	7.42%	7.34%

Maturities of the Company’s senior notes and other are as follows:

For the Fiscal Years Ending March 31,

2010	$211,021
2011	693,860
2012	324,497
2013	295,136
2014	300,150
Thereafter	1,280,208
$3,104,872

As described in more detail below, the Company is required to maintain compliance with certain financial covenants in the Company’s multi-bank revolving credit facility.  At March 31, 2009, the Company was in compliance with its financial covenants.

As described in more detail below, Financial Services maintains two committed mortgage warehouse credit facilities that contain various affirmative and negative covenants that are generally customary for facilities of this type.

Credit Facilities

The Company’s credit facilities and available capacity as of March 31, 2009 are summarized below:

	Credit Facilities	Available Capacity
Multi-Bank Revolving Credit Facility
Revolving Credit and Letters of Credit	$500,000	$193,156
Financial Services Secured Credit Facilities	250,000	130,948

	$750,000	$324,104

At March 31, 2009, the Company maintained a $500 million committed, unsecured, multi-bank revolving credit facility, maturing in July 2010 that provided funding for general corporate purposes and letters of credit.  At March 31, 2009, material covenants under the credit facility included a maximum leverage ratio, a minimum tangible net worth and a borrowing base limitation on the availability of borrowings.  The borrowing base limitation applies whenever the Company does not have an investment grade senior unsecured debt rating from at least two of the following rating agencies:  Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).  At March 31, 2009, the Company did not have investment grade ratings and was therefore subject to the borrowing base limitation.  At March 31, 2009, the Company’s long-term debt ratings were BB-, Ba3 and BB from S&P, Moody’s and Fitch, respectively.  Under the borrowing base limitation, the sum of the net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility for direct borrowings and outstanding financial letters of credit could not exceed an amount calculated based on applying certain percentages to various categories of unencumbered homebuilding inventory and other assets.  The Company had no amounts drawn on the revolving credit facility for direct borrowings at March 31, 2009 or at any time during the year then ended.  As of March 31, 2009, the Company had $306.8 million of outstanding letters of credit under its facility, including $117.4 million of financial letters of credit.  Financial letters of credit are generally issued as a form of financial or payment guaranty.  At March 31, 2009, available capacity amounts for the revolving credit facility were also further subject to certain limitations by features in the Company’s credit facility commonly referred to as anti-cash hoarding provisions.

In addition, the Company’s credit facility included an interest coverage ratio at March 31, 2009.  This ratio is a determinant of whether the Company is required to establish a liquidity reserve deposit.  If the interest coverage ratio is less than 2 to 1, the Company is required to establish a liquidity reserve of cash balances to be maintained in segregated accounts with certain lenders in the credit facility.  These amounts are not subject to a security interest, but are classified as restricted cash in the accompanying Consolidated Balance Sheets.  The amount of the liquidity reserve is equal to eight times consolidated net interest expense (as defined in the credit agreement) for the most recent completed fiscal quarter.

The Company may withdraw or must increase amounts on deposit in the liquidity reserve at the end of each fiscal quarter if the amount on deposit exceeds or is below the amount required for that fiscal quarter.  The Company may withdraw all amounts on deposit once it satisfies the interest coverage ratio of 2 to 1.  At March 31, 2009, the liquidity reserve requirement on deposit was $354.9 million.  In May 2009, in accordance with the terms of the Company’s credit facility, the Company increased the deposit to $403.5 million in order to maintain compliance with the liquidity reserve requirement.

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

At March 31, 2009, CTX Mortgage Company, LLC was funding its mortgage originations primarily through borrowings under two committed mortgage warehouse credit facilities with commitments of $150 million, which was scheduled to expire in April 2009, and $100 million, which expires in October 2009.  Borrowings under the warehouse facilities constitute short-term debt of Financial Services.  At March 31, 2009, the available capacity under these warehouse facilities combined was $130.9 million.  The warehouse facilities generally allow CTX Mortgage Company, LLC to sell to the banks, on a revolving basis, mortgage loans up to an aggregate specified amount.  Simultaneously, the banks have entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties.  Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facilities are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan.  Under the $100 million committed mortgage warehouse credit facility, the bank has the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if the Company’s long-term unsecured debt ratings fall below a specified level.  At March 31, 2009, the Company was not in compliance with a covenant of the $150 million committed mortgage warehouse credit facility, which was subsequently waived by the lender during April 2009.  On April 28, 2009, CTX Mortgage Company, LLC executed an amendment to the $150 million mortgage warehouse credit facility.  The amendment lowered the facility to $100 million and extended the maturity date to May 30, 2009.

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

If the current funding sources were to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or the Company may be required to fund Financial Services loan originations and make additional capital contributions to Financial Services.  Although the Company believes that Financial Services could broker loans to other mortgage companies, sell loans directly to the Federal National Mortgage Association or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

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

A summary of the Company’s Home Building joint ventures is presented below:

	As of March 31,
	2009			2008
	Number of JVs (1)	Investments	Centex’s Share of Debt (2)	Number of JVs (1)	Investments	Centex’s Share of Debt (2)

Unleveraged Joint Ventures	29	$133,149	$-	29	$70,043	$-
Joint Ventures with Debt:
Limited Maintenance Guarantee (3) (4)	-	-	-	1	43,311	27,500
Repayment Guarantee (5)	1	836	4,357	3	3,154	13,692
Completion Guarantee (4)	3	2,519	84,861	8	78,274	133,935
	33	136,504	89,218	41	194,782	175,127
No Recourse or Guarantee	4	-	35,385	1	12,040	24,000

	37	$136,504	$124,603	42	$206,822	$199,127

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity.  The Company was the managing member of 22 and 23 of the active joint ventures as of March 31, 2009 and 2008, respectively.  The number of joint ventures includes 13 and 17 joint ventures as of March 31, 2009 and 2008, respectively, for which substantially all the joint ventures’ activities are complete.

(2)
Centex’s share of debt represents the Company’s maximum exposure related to the joint ventures’ debt at each date.  Amounts shown in the column as of March 31, 2009 do not include $39.0 million in debt-related and other joint venture obligations recorded by the Company as accrued liabilities in its Consolidated Balance Sheets.

(3)
The Company guaranteed that a joint venture would maintain a specified loan to value ratio.  The Company contributed additional capital in order to maintain this joint venture’s loan to value requirements.

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

Total joint venture debt outstanding as of March 31, 2009 and 2008 was $270.3 million and $432.2 million, respectively.  Debt agreements for joint ventures vary by lender in terms of structure and level of recourse.  For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt.  Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures, and most guarantee arrangements provide that the Company is liable for its proportionate share of the outstanding debt if the joint venture files for voluntary bankruptcy.  The Company has recorded obligations pursuant to its share of certain completion and repayment guarantees.

As of March 31, 2009, six of the Company’s joint ventures are in default of their joint venture debt agreements.  In the case of four of these joint ventures, the Company’s share of total joint venture debt is $35.4 million, all of which is nonrecourse and not covered by a guarantee.  The two remaining joint ventures in default have debt totaling $80.6 million subject to completion guarantees.  Subsequent to March 31, 2009, one of the joint ventures for which the Company had a completion guarantee filed for bankruptcy protection in a transaction that was pre-agreed with the lenders.  As a result of this transaction, the Company is no longer subject to a completion guarantee for this joint venture, and the Company recorded its estimated exposure related to the bankruptcy filing in its financial statements as of March 31, 2009.  With respect to the Company’s other joint venture for which the Company had a completion guarantee, in May 2009, the Company acquired the outstanding debt of the joint venture from the lender.  In addition, the Company reached agreement, subject to court approval, to acquire the remaining interest in the joint venture from its joint venture partner, who previously filed for bankruptcy.  For all remaining joint ventures in default, whose debt is nonrecourse and not covered by a guarantee, the Company satisfied all debt-related obligations.  In some cases, however, the Company may elect to make additional contributions or payments if the Company determines that doing so is in its best interests or allows it to preserve all or part of the value of its investment in a particular property or project, which would otherwise be subject to foreclosure.

A summary of the estimated maturities of the Company’s share of joint ventures’ debt is provided below.  The Company has estimated the debt maturities with the assumption that all payments are first applied to pay down the outstanding debt balances as of March 31, 2009.  The Company’s share of joint ventures’ debt for which the joint ventures are in default is included in fiscal year ending 2010 in the table below.

For the Years Ending March 31,	Subject to Guarantees	Nonrecourse	Total

2010	$84,861	$35,385	$120,246
2011	4,357	-	4,357
	$89,218	$35,385	$124,603

Letters of Credit and Surety Bonds

In the normal course of business, the Company posts letters of credit and surety bonds:  (1) pursuant to certain performance related obligations, (2) as security for certain land option purchase agreements of Home Building and (3) under various insurance programs.  The Company also previously obtained surety bonds, which are reflected as discontinued operations in the table below, pursuant to construction obligations of Construction Services prior to the sale of this segment on March 30, 2007.  No event has occurred that has led the Company to believe that these letters of credit or bonds will be drawn upon.

A summary of the Company’s outstanding letters of credit and surety bonds as of March 31, 2009 and March 31, 2008 is presented below (dollars in millions):

	As of March 31, 2009			As of March 31, 2008
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds

Home Building	$85.6	$863.3	(1)	$168.6	$1,527.9
Financial Services	30.9	7.2		35.7	12.3
Other	158.1	0.2		167.0	0.2
Discontinued Operations (2)	33.1	1,583.7		35.3	3,093.9
	$307.7	$2,454.4		$406.6	$4,634.3

(1)	The Company estimates that $339.4 million of work remains to be performed on these projects as of March 31, 2009.

(2)
 After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services’ projects commenced prior to March 30, 2007.   These surety bonds have a total face amount of $1.58 billion at March 31, 2009, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed. At March 31, 2009, the Company estimates that $211.1 million of work remains to be performed on these projects.  In connection with certain of these surety bond obligations, the Company posted a $100 million letter of credit to such surety which is included in Other above.  The purchaser of Construction Services agreed to indemnify the Company against losses relating to such surety bond obligations, including amounts drawn under any such letter of credit.  The Company has purchased for its benefit an additional back-up indemnity provided by a financial institution with an A (S&P) and A2 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $400.0 million as of March 31, 2009 and will remain at $400.0 million until termination in 2016.

Community Development and Other Special District Obligations

A Community Development District or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development.  A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development.  This debt is typically paid by subsequent special assessments levied by the CDD on the landowners.  In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period.  In addition and in accordance with SFAS 5, the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance.  This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners.  At March 31, 2009 and 2008, the

Company had recorded $309.7 million and $351.9 million, respectively, in accrued liabilities for outstanding CDD obligations.

Warranties and Guarantees

In the normal course of its business, the Company issues certain warranties and guarantees or makes certain representations related to its home sales, land sales and mortgage loan sales.  The Company believes that it has established the necessary accruals for these warranties, guarantees and representations.

Home Building offers a ten-year limited warranty for most homes constructed and sold.  The warranty covers defects in materials or workmanship in the first two years of the customers’ ownership of the home and certain designated components or structural elements of the home in the third through tenth years.  Home Building estimates the costs that may be incurred under its warranty program for which it will be responsible and records a liability at the time each home is closed.  Factors that affect Home Building warranty liability include the number of homes closed, historical and anticipated rates of warranty claims, and cost per claim.  Home Building periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Changes in Home Building contractual warranty liability at March 31 are as follows:

	For the Years Ended March 31,
	2009	2008	2007

Balance at Beginning of Period	$29,155	$44,293	$47,199
Warranties Issued	15,201	27,858	42,422
Settlements Made	(17,251)	(40,915)	(45,228)
Change in Liability of Pre-Existing Warranties,
Including Expirations	(13,555)	(2,081)	(100)
Balance at End of Period	$13,550	$29,155	$44,293

Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold.  Changes in Financial Services liability at March 31 are as follows:

	For the Years Ended March 31,
	2009	2008	2007

Balance at Beginning of Period	$13,903	$16,863	$18,500
Provisions for Losses	765	1,676	2,160
Settlements	(9,890)	(9,251)	(1,178)
Changes in Pre-Existing Reserves	24,190	4,615	(2,619)
Balance at End of Period	$28,968	$13,903	$16,863

Forward Trade and Interest Rate Lock Commitments

Forward trade commitments represent contracts with investors for delayed delivery of mortgage loans at a specified future date at a specified price.  The Company utilizes such delayed delivery contracts to hedge market risk based upon the number of commitments issued to borrowers that are expected to close.  At March 31, 2009, the Company had $99.3 million of commitments to deliver mortgages to investors against interest rate lock commitments.  These forward trade commitments are recorded in the Consolidated Balance Sheets in deferred charges and other assets or accrued liabilities.  In addition, at March 31, 2009, the Company had commitments to deliver approximately $156.7 million of mortgage loan inventory to investors.  These forward trade commitments are recorded in the Consolidated Balance Sheets together with the related mortgage loans receivable.

IRLCs represent individual borrower agreements that commit the Company to lend at a specified interest rate for a specified period as long as there is no violation of any condition established in the commitment contract.  IRLCs are recorded in the Consolidated Balance Sheets in deferred charges and other assets or accrued liabilities.  At March 31, 2009, the Company had loan commitments to prospective borrowers of $124.6 million.

For additional information on forward trade commitments and interest rate lock commitments, please refer to Note (H), “Fair Value of Financial Instruments,” and Note (I), “Derivatives and Hedging.”

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

The Company and its directors are named as defendants in six putative class action lawsuits asserting claims related to alleged breaches of fiduciary duty in connection with the proposed combination between Centex and Pulte announced on April 8, 2009.  For additional information with regard to these cases, please refer to Note (O), “Subsequent Events.”

Operating Leases

           The Company leases certain office facilities and other equipment under noncancelable operating leases expiring at various dates through May 2017.  Estimated minimum annual rental commitments and sublease income under noncancelable operating leases are as follows:

For the Years Ending March 31,	Minimum Annual Rental Commitments	Minimum Annual Sublease Income

2010	$44,518	$11,560
2011	34,692	7,663
2012	26,442	5,048
2013	18,674	3,077
2014	8,691	1,410
Thereafter	11,639	1,613

	$144,656	$30,371

Rental expense under all operating leases for the year ended March 31, 2009 was $56.6 million, which excludes $31.0 million in lease abandonment charges.  Rent expense under all operating leases for the years ended March 31, 2008 and 2007 was $63.5 million and $75.1 million, respectively.

(H)           FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157 on April 1, 2008 for its financial instruments measured at fair value.  As defined in SFAS 157, fair value is based on exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy can be summarized as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable either directly or indirectly through corroboration with market data.
●	Level 3 – Unobservable inputs that reflect the Company’s own estimates about the assumptions market participants would use in pricing the asset or liability.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2009 for each hierarchy level:

	Level 1	Level 2	Level 3	Total
Assets
Mortgage Loans Held for Sale	$-	$156,747	$-	$156,747
Servicing Asset	-	155	-	155
Interest Rate Lock Commitments	-	-	3,243	3,243
Total	$-	$156,902	$3,243	$160,145

Liabilities
Interest Rate Swap Agreements	$-	$5,000	$-	$5,000
Forward Trade Commitments
(Mortgage Loans Held for Sale)	-	4,168	-	4,168
Forward Trade Commitments
(Interest Rate Lock Commitments)	-	1,342	-	1,342
Total	$-	$10,510	$-	$10,510

As of March 31, 2009, the aggregate fair value exceeded the unpaid principal balance of mortgage loans held for sale by $3.9 million and, accordingly, this amount has been recognized as a gain in current earnings within Financial Services revenues.   Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in Financial Services revenues.

The following table summarizes changes in Level 3 financial instruments measured at fair value on a recurring basis for the year ended March 31, 2009:

Interest Rate Lock Commitments

Balance at beginning of period	$9,271
Purchases, issuances, and settlements	(6,028)
Fair value at March 31, 2009	$3,243

Other mortgage loans are measured at fair value on a nonrecurring basis and include performing and nonperforming construction loans and other nonperforming mortgage loans.  Other mortgage loans are reported at their unpaid principal balance less an allowance.  The allowance for loans the Company expects to convert to permanent loans that will be held for sale is based on the difference between the carrying amount and the estimated market value of the loans.  The allowance for construction loans and other nonperforming mortgage loans that the Company expects to eventually default is based on the underlying collateral value.

The following table presents for each hierarchy level the Company’s financial instruments measured at fair value on a nonrecurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Other Mortgage Loans	$-	$-	$61,600	$61,600

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

The consolidated carrying values of cash and cash equivalents, restricted cash, taxes, trade and other receivables, accounts payable and accrued liabilities, forward trade commitments, IRLCs and short-term debt approximate their fair values.  The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	March 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Mortgage Loans, net	$214,179	$214,179	$515,880	$516,003
Financial Liabilities
Senior Notes and Other	$3,104,872	$2,605,917	$3,321,117	$2,871,378

(I)           DERIVATIVES AND HEDGING

The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations.  Financial Services enters into mandatory forward trade commitments to manage the interest rate risk related to IRLCs and its portfolio of mortgage loans held for sale.  Forward trade commitments are treated as derivative instruments and their initial fair value is recorded on the balance sheet.  Subsequent changes in the fair value of forward trade commitments are recorded as an adjustment to earnings.

Prior to April 1, 2008, the forward trade commitments used to hedge the interest rate risk related to Financial Services portfolio of mortgage loans held for sale were designated as fair value hedges.  Changes in the fair value of these forward trade commitments and the mortgage loans, for which the hedge relationship was deemed effective, were recorded as an adjustment to earnings.  To the extent the hedge was effective, gains or losses in the value of the hedged loans due to interest rate movement were offset by an equal and opposite gain or loss in the value of the forward trade commitment with no impact to earnings.  To the extent the hedge contained some ineffectiveness, the ineffectiveness was recognized immediately in earnings.  Due in part to the adoption of SFAS 159 as it relates to the fair value measurement of mortgage loans held for sale discussed in Note (H), “Fair Values of Financial Instruments,” beginning April 1, 2008, the Company no longer accounts for these forward trade commitments as fair value hedges.

Financial Services enters into IRLCs with its customers under which it commits to lend at a specified interest rate for a specified period, generally from one to 30 days, if certain conditions are met.  Initially, the IRLCs are treated as derivative instruments and their fair value is recorded on the balance sheet.  The fair value of these loan commitment derivatives includes future cash flows related to the associated servicing of the loan, but does not include the value of any internally-developed intangible assets.  Subsequent changes in the fair value of the IRLCs are recorded as an adjustment to earnings.

From time to time, the Company may enter into other forms of derivatives, including interest rate swap agreements, to hedge changes in market values of certain assets and liabilities.  These derivatives are designated as fair value hedges, whereby, the gains or losses in the value of the interest rate swap agreements are offset by an equal and opposite gain or loss in the value of the hedged items.  The notional value of such derivatives was $64.2 million at March 31, 2009 and $79.0 million at March 31, 2008.

A summary of the Company’s derivatives is as follows:

	As of March 31, 2009			As of March 31, 2008
	Mortgage Loans Held for Sale	Deferred Charges and Other Assets	Accrued Liabilities	Mortgage Loans Held for Sale	Deferred Charges and Other Assets	Accrued Liabilities

Derivatives Designated as
Hedging Instruments
Interest Rate Contracts
Interest Rate Swap Agreements	$-	$-	$5,000	$-	$-	$2,551
Forward Trade Commitments	-	-	-	(1,489)	-	-
Total Derivatives Designated as
Hedging Instruments	-	-	5,000	(1,489)	-	2,551

Derivatives Not Designated as
Hedging Instruments
Interest Rate Contracts
Interest Rate Lock Commitments	-	3,243	-	-	9,271	-
Forward Trade Commitments	(4,168)	-	1,342	-	-	3,191
Total Derivatives Not Designated
Hedging Instruments	(4,168)	3,243	1,342	-	9,271	3,191

Total Derivatives	$(4,168)	$3,243	$6,342	$(1,489)	$9,271	$5,742

	For the Years Ended March 31,
	2009	2008
	Gain (Loss) on Sale of Mortgage Loans (1)	Gain (Loss) on Sale of Mortgage Loans (1)

Derivatives Designated as Hedging Instruments (2)
Interest Rate Contracts
Forward Trade Commitments	$-	$(16,534)
Total Derivatives Designated as Hedging Instruments	-	(16,534)

Derivatives Not Designated as Hedging Instruments
Interest Rate Contracts
Interest Rate Lock Commitments	(6,028)	9,297
Forward Trade Commitments	(4,869)	(4,610)
Total Derivatives Not Designated as Hedging Instruments	(10,897)	4,687

Total Derivatives	$(10,897)	$(11,847)

(1)	Included as a component of Financial Services revenues.

(2)	Amounts represent the ineffective portion of the Company’s fair value hedges..

 (J)           COMPREHENSIVE INCOME

A summary of comprehensive income (loss) is presented below:

	For the Years Ended March 31,
	2009	2008	2007

Net Earnings (Loss)	$(1,388,754)	$(2,657,482)	$268,366
Other Comprehensive Income (Loss), net of Tax:
Unrealized Gain on Hedging Instruments	-	-	7,036
Foreign Currency Translation Adjustments	-	-	72
Hedging Gain Reclassified to Net Earnings	-	-	(15,738)
Comprehensive Income (Loss)	$(1,388,754)	$(2,657,482)	$259,736

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

(K)           CAPITAL STOCK AND EMPLOYEE BENEFIT PLANS

Stock Options

The Company has issued stock options under the following plans:  the Amended and Restated Centex Corporation 2003 Equity Incentive Plan (the “2003 Plan”), the Amended and Restated Centex Corporation 2001 Stock Plan (the “2001 Plan”) and the Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (the “1998 Plan”).  Stock options granted under these plans may not be granted at less than fair market value.  The Company also issued stock options until the year ended March 31, 2002 under the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”).  The 1987 Plan provides that stock options may not be granted at less than fair market value except in limited circumstances.  These stock option plans, which are administered by the Compensation and Management Development Committee of the Board of Directors, provide for the grant of nonqualified stock options to officers, employees and directors of the Company and its affiliates, other than the 1998 Plan, which excludes officers and directors of the Company.  The exercise price of any option granted under these plans must be paid in cash upon exercise (including pursuant to a cashless exercise), or by means of tendering previously owned shares of common stock or shares issued or issuable pursuant to a grant (including pursuant to a net exercise).  The options typically vest over a three-year or a four-year period (immediately upon grant for directors), or upon a change in control, as defined in such plans and, with respect to options granted after 2000, have a seven-year life.  Under the provisions of the 1998 Plan and 1987 Plan, stock options can no longer be granted under these plans.

The Company records proceeds from the exercise of stock options as additions to Common Stock and capital in excess of par value.  The federal tax benefit, if any, is considered additional capital in excess of par value.

A summary of the Company’s stock option activity for the year ended March 31, 2009 is presented below (dollars in thousands, except per share data):

	For the Year Ended March 31, 2009
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)

Options Outstanding, Beginning of Year	6,785,081	$36.13
Options Granted at Fair Market Value	1,827,049	$21.29
Options Exercised	(38,218)	$14.11
Options Cancelled	(1,254,119)	$36.95
Options Outstanding, End of Year	7,319,793	$32.27	2.53	$-

Options Exercisable, End of Year	6,239,353	$32.95	1.96	$-
Shares Available for Future Stock Option
Grants, End of Year	4,734,198
Weighted-Average Grant-Date Fair Value
of Options Granted During the Year	$7.70

(1)	Aggregate intrinsic value excludes options where the exercise price exceeds fair value at March 31, 2009.

A summary of the Company’s stock option activity for the years ended March 31, 2008 and 2007 is presented below (dollars in thousands, except per share date):

	For the Years Ended March 31,
	2008		2007
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Options Outstanding, Beginning of Year	10,773,784	$31.45	12,361,056	$28.49
Options Granted at Fair Market Value	646,618	$44.79	1,470,049	$40.77
Options Exercised	(3,412,574)	$18.61	(2,507,870)	$25.03
Options Cancelled	(1,222,747)	$48.74	(549,451)	$54.65
Options Outstanding, End of Year	6,785,081	$36.13	10,773,784	$31.45

Options Exercisable, End of Year	5,974,909	$34.37	9,475,817	$28.25
Shares Available for Future Stock Option
Grants, End of Year	3,135,476		2,912,055
Weighted-Average Grant-Date Fair Value
of Options Granted During the Year	$15.76		$20.14

The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007 was $0.1 million, $47.4 million and $70.5 million, respectively.  As of March 31, 2009, there was $10.6 million of total unrecognized compensation cost related to unvested stock options granted under these plans.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended March 31,
	2009		2008		2007
	All Others	Directors	All Others	Directors	All Others	Directors
Expected Volatility (1)	42.7%	44.6%	33.9%	35.1%	36.7%	38.8%
Risk-Free Interest Rate	3.0%	3.5%	4.6%	4.9%	5.0%	4.8%
Dividend Yield	0.7%	1.1%	0.4%	0.4%	0.3%	0.3%
Expected Life (Years) (1)	4.2	5.0	4.5	5.1	4.5	5.4

(1)	These estimates are based upon historical activity.

Restricted Stock and Restricted Stock Units

The Company has issued restricted stock awards under the 2003 Plan and the 2001 Plan to officers, employees and directors.  These shares vest and become unrestricted on the vesting dates specified at the time of the award (typically three or four years, or upon a change in control, as defined in such plans).  These shares have voting rights and are entitled to receive dividends at the same time and in the same amounts as other shares of Centex common stock outstanding.  At March 31, 2009, there were 831,146 shares of restricted stock awards outstanding.  The fair value of each restricted stock award was calculated using the closing stock price on the date of grant.

The Company also grants restricted stock units, which are converted into shares of Centex common stock at payout, to certain directors, officers and employees of the Company and its affiliates under the 2003 Plan and to certain officers and employees under the Long Term Incentive Plan (the “LTIP Plan”).  Restricted stock units represent the right to receive an equal number of shares of Centex common stock at the time the award is paid.  Awards typically vest over a three-year or four-year period, or upon a change in control, as defined in such plans, and are generally paid out upon vesting or a later date specified by the holder.  At March 31, 2009 there were an aggregate of 380,916 restricted stock units outstanding.  The fair value of each restricted stock unit was calculated using the closing stock price on the date of grant.  The LTIP Plan was adopted by our Board in 2001, and is administered by the Compensation and Management Development Committee.  The LTIP Plan authorizes the award of only restricted stock units.

A summary of the status of the Company’s unvested shares of restricted stock awards and restricted stock units as of March 31, 2009, and changes during the year ended March 31, 2009 is presented below:

Unvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Unvested at March 31, 2008	535,241	$42.06
Granted	1,038,171	$17.31
Vested	(340,340)	$39.32
Forfeited	(150,117)	$31.14
Unvested at March 31, 2009	1,082,955	$20.70

In addition, at March 31, 2009, there were 129,107 restricted stock units and awards outstanding that had vested but had not yet been paid out because the payout date had been deferred by the holder.

As of March 31, 2009, there was $18.9 million of total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units granted under these Plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.  The total fair value of shares vested during the years ended March 31, 2009, 2008 and 2007 was $22.6 million, $37.8 million and $64.9 million, respectively.

Equity Plan Summary

 The following table summarizes information about the Company’s equity compensation plans, other than tax qualified plans, as of March 31, 2009:

Plan Category	Plan	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity Compensation Plans	1987	1,033,002	$13.05		-
Approved by	2001	2,215,909	$41.46		42,874
Stockholders	2003	2,644,380	$34.54	(1)	4,691,324

Equity Compensation Plans	1998	1,638,669	$28.60		-
Not Approved by	Long Term
Stockholders	Incentive Plan	168,749	$-		222,803

Total		7,700,709	$30.68	(1)	4,957,001

(1)	Weighted-average exercise price excludes any items with an exercise price of $0.

Non-Equity Long-Term Performance Units

During the first quarter of fiscal years 2009 and 2008, the Company issued to officers and employees long-term performance awards that vest after three years.  These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in total stockholder return (fiscal year 2009 awards) and in earnings per share growth and return on equity (fiscal year 2008 awards), as well as changes in the Company’s stock price between the date of grant and the end of the performance period.  The Company’s fiscal year 2008 awards are valued using management’s estimate of future earnings per share growth, return on equity and changes in stock price.  The Company’s fiscal year 2009 awards are valued using a lattice model.  The awards granted during fiscal year 2008 had an initial aggregate value of $18.9 million and have been adjusted to an aggregated value of $1.3 million as of March 31, 2009.  The awards granted in fiscal year 2009 had an initial aggregate value of $28.3 million and have been adjusted to an aggregate value of $4.6 million as of March 31, 2009.  In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.  The Company recognized $3.4 million of compensation expense in fiscal year 2008 and a reduction in compensation expense of $2.3 million in fiscal year 2009 related to the fiscal year 2008 awards.  The Company recognized $1.9 million in compensation expense related to the fiscal year 2009 awards during the year ended March 31, 2009.

Stockholder Rights Plan

On February 24, 2009, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) to prevent the possible limitation on use of tax benefits that may result from an unintended “ownership change” under Section 382 of the Internal Revenue Code.  Under the plan, a dividend of one preferred share purchase right (the “Right”) was declared for each share of common stock of the Company that was outstanding on March 6, 2009.  Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series D Junior Participating Preferred Stock at a purchase price of $50.00, subject to adjustment.  The Rights will trade automatically with the common stock and will not be exercisable until 10 days after the first public announcement that a person or group has become an “acquiring person” by acquiring 4.9% or more of the Company’s outstanding common stock (the “Distribution Date”).  Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $50.00, a number of shares of the Company’s common stock having a market value equal to twice the exercise price.  If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.

The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors.  In the event that the Board of Directors determines a transaction to be in the best interest of the Company, it may exempt a stockholder from the provisions of the Rights Plan.  The Rights and the Rights Plan will expire on the earliest of (i) February 24, 2010, if stockholder approval has not been obtained for the Rights Plan prior to such date, (ii) February 24, 2019, (iii) the time at which the Rights are redeemed pursuant to the Rights Plan, (iv) the time at which the Rights are exchanged pursuant to the Rights Plan, (v) the repeal of Section 382 of the Internal Revenue Code or a successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of tax benefits, and (vi) the beginning of the taxable year of the Company to which the Board determines that no tax benefits may be carried forward.

At any time prior to the Distribution Date, the Board of Directors of the Company may redeem the Rights, in whole but not in part, at a price of $0.01 per Right (the “Redemption Price”).  The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors, in its sole discretion, may establish.  Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after the Distribution Date no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person).  The Company plans to amend or terminate the Rights Plan to permit completion of the merger transaction with Pulte.

Employee Benefit Plans

Benefits are provided to eligible employees of the Company and certain subsidiaries under the Company’s benefit plans.  The plans operate on a calendar year and permit both 401(k) matching contributions and profit sharing contributions.  The aggregate cost of these plans to the Company was $1.1 million in fiscal year 2009, $9.9 million in fiscal year 2008 and $11.4 million in fiscal year 2007.  During fiscal year 2009, the aggregate cost of the plans to the Company was primarily offset by forfeitures within the plans.  In addition, there were no profit sharing contributions made to the plans during fiscal year 2009.

(L)           INCOME TAXES

The provision (benefit) for income taxes from continuing operations includes the following components:

	For the Years Ended March 31,
	2009	2008	2007
Current Provision (Benefit)
Federal	$(265,964)	$(617,921)	$318,703
State	(9,917)	(5,065)	46,122
	(275,881)	(622,986)	364,825
Deferred Provision (Benefit)
Federal	200,107	356,065	(216,525)
State	(10,846)	52,731	(32,037)
	189,261	408,796	(248,562)
Provision (Benefit) for Income Taxes	$(86,620)	$(214,190)	$116,263

The difference between income taxes computed at the federal statutory rate of 35% and the actual amounts were as follows:

	For the Years Ended March 31,
	2009	2008	2007

Earnings (Loss) from Continuing Operations
Before Income Taxes	$(1,526,771)	$(2,875,158)	$106,786
Income Taxes at Statutory Rate	$(534,369)	$(1,006,305)	$37,375
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	(40,113)	(93,364)	9,156
Change in Valuation Allowance	467,952	828,950	-
Uncertain Tax Positions/Contingencies	14,968	41,088	65,480
Other	4,942	15,441	4,252
Provision (Benefit) for Income Taxes	$(86,620)	$(214,190)	$116,263
Effective Tax Rate	5.7%	7.4%	108.9%

Components of deferred income taxes, net are as follows:

	As of March 31,
	2009	2008
Deferred Tax Assets
Deferred Compensation	$39,699	$51,315
Land Impairments and Option Write-offs	595,975	454,877
Uniform Capitalization for Tax Reporting	37,865	47,065
Accrued Liabilities	315,357	334,597
Partnership Reporting Differences	5,654	2,560
Net Operating Loss and Tax Credit Carryforwards	266,611	109,080
Depreciation and Amortization	23,025	11,335
All Other	7,534	10,895
	1,291,720	1,021,724
Valuation Allowance	(1,291,702)	(830,000)
Total Deferred Tax Assets, net of Valuation Allowance	18	191,724

Deferred Tax Liabilities
Other	18	478
Total Deferred Tax Liabilities	18	478
Deferred Income Taxes, net	$-	$191,246

The Company recognized an income tax benefit from continuing operations of $86.6 million and $214.2 million for the years ended March 31, 2009 and 2008, respectively.  The Company’s effective tax rate from continuing operations was 5.7% and 7.4% for the years ended March 31, 2009 and 2008, respectively.  The Company’s effective tax rate for March 31, 2009 and March 31, 2008 differed from the federal statutory rate primarily as a result of increasing the deferred tax asset valuation allowance, the effect of state income taxes, and increasing the liability for unrecognized tax benefits resulting primarily from accrued interest and penalties.

As of March 31, 2009 and 2008, the Company had a federal income tax receivable of $198.8 million and $648.5 million, respectively, primarily relating to net operating loss carryback refund claims.  During the year ended March 31, 2009, the Company received federal tax refunds of $699.3 million.  The Company’s net deferred tax assets before the valuation allowance increased to $1.29 billion as of March 31, 2009 from $1.02 billion as of March 31, 2008.  The Company had a $266.6 million deferred tax asset resulting from tax credits and net operating loss carryforwards at March 31, 2009.  If unused, the various tax credits and net operating loss carryforwards will expire (beginning at various times depending on the tax jurisdiction) in the years 2013 through 2029.

Based on an analysis performed under Internal Revenue Code Section 382 as of March 31, 2009, the Company does not believe it has experienced a change in ownership as defined by Section 382 and, therefore, the Company does not believe, at March 31, 2009, the net operating losses, built-in losses and tax credits are subject to a Section 382 limitation.

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

Based on the Company’s assessment, the realization of approximately $1.29 billion of the Company’s deferred tax assets is dependent upon future taxable income.  Based on the Company’s consideration of the current economic conditions, the homebuilding industry, and the related uncertainty in projections of future taxable income, the Company increased its valuation allowance by $461.7 million during the year ended March 31, 2009.  The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods (both federal and state).  Changes in existing laws could affect the valuation of deferred tax assets for future periods.

Pursuant to FIN 48, the Company has recorded gross unrecognized tax benefits of $374.4 million and $353.1 million as of March 31, 2009 and 2008, respectively, (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax).  The following table summarizes the changes in gross unrecognized tax benefits from March 31, 2008 to March 31, 2009:

	As of March 31,
	2009	2008

Gross Unrecognized Tax Benefits, Beginning of Year	$353,147	$341,388
Tax positions taken relating to a prior year	17,576	(40,681)
Tax positions taken relating to the current year	4,767	52,899
Settlements of tax positions with taxing authorities	(1,139)	(459)
Gross Unrecognized Tax Benefits, End of Year	$374,351	$353,147

The Company files numerous income tax returns in both U.S. federal and state jurisdictions.  The federal statute of limitations has expired for the Company’s federal tax returns filed for tax years through March 31, 2000. In July 2007, the Company received a Revenue Agent’s Report from the IRS relating to the ongoing audit of the Company’s federal income tax returns for fiscal years 2001 through 2004, which included adjustments to increase taxable income during these periods.  In fiscal year 2008, the IRS commenced an examination of the Company’s federal tax returns for fiscal years 2005 and 2006.  In addition, certain of the Company’s state income tax returns are under audit and are at various stages of the audit/appeal process.  The Company believes that its tax return positions are supported and will continue to vigorously dispute the proposed adjustments. As discussed in Note (O), “Subsequent Events,” on May 18, 2009, the Company and the IRS settled certain issues relating to the audit of the Company’s federal income tax returns for fiscal years 2001 through 2004.  The settlement will result in the Company recognizing uncertain tax benefits (including penalties and interest) during the first quarter of fiscal year 2010, resulting in an income tax benefit and an increase to net equity of approximately $270 million.

It is possible that, within the next twelve months, the amount of the Company’s unrecognized tax benefits may significantly decrease as a result of resolutions, if any, with the IRS of certain issues relating to the audit of the Company’s federal income tax returns for fiscal years 2005 and 2006.  However, the decrease in unrecognized tax benefits that could occur over the next twelve months relating to fiscal years 2005 and 2006 cannot be estimated at this time.  Any change to the Company unrecognized tax benefits relating to matters not discussed in Note (O), “Subsequent Events,” that could occur within the next twelve months (including any related impact to the valuation allowance) could be material to the Company’s financial position and results of operations.  In addition, within the next twelve months, it is possible that the Company’s unrecognized tax benefits relating to state income taxes may decrease as a result of resolutions of various state audits and/or appeals.  However, the change that could occur relating to these potential resolutions cannot be estimated at this time.

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) was $283.9 million and $272.3 million as of March 31, 2009 and 2008, respectively.  The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision.  As of March 31, 2009 and 2008, gross accrued interest and penalties were $180.4 million and $153.6 million, respectively.  For the years ended March 31, 2009 and 2008, the Company accrued $26.8 million and $41.3 million, respectively, of gross accrued interest and penalties.  The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.

(M)           BUSINESS SEGMENTS

As of March 31, 2009, the Company operated in two principal lines of business:  Home Building and Financial Services.  These lines of business operate in the United States, and their markets are nationwide.  Revenues from any one customer are not significant to the Company.

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

East:  Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central:  Colorado, Illinois, Indiana, Michigan, Minnesota, Missouri, Tennessee and Texas
West:  Arizona, California, Hawaii, Nevada, New Mexico, Oregon and Washington
Other homebuilding (1)

(1)
Other homebuilding includes certain resort/second home projects in Florida that the Company plans to build out and liquidate, and holding companies.  In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all regions.

During the first and second quarters of fiscal year 2009, the Company reclassified its Home Building operations to reflect how the Company currently manages its business.  These reclassifications were not material to the results of operations of the respective reporting segments.  All prior period amounts have been reclassified to conform to current period presentation.

Financial Services

The Company’s Financial Services reporting segment consists of its mortgage lending and title insurance and settlement services.  Financial Services originates loans for homes sold by the Company and its subsidiaries, which are referred to as “Builder loans.”   In prior quarters, Financial Services also originated loans for homes built by others, as well as the refinancing of existing mortgages, which are referred to as “Retail loans.”

As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, during July 2008, Financial Services made a decision to cease its Retail loan operations.  The wind-down was executed in an orderly manner and was completed as of March 31, 2009.  Financial Services, which originally operated approximately 80 retail branches, ceased originating Retail loans during the fourth quarter of fiscal year 2009.  Since July 2008, the Company has recorded $25.8 million in costs related to the wind-down of the Retail loan operations including $18.9 million of severance costs, primarily associated with the reduction of personnel in the retail branches, $2.8 million of contract termination costs related to various lease agreements associated with the retail branch locations, and $4.1 million of asset write-downs and other costs.  At March 31, 2009, accrued expenses related to the wind-down of the Retail loan operations amounted to $2.6 million and primarily related to contract termination costs.

In addition, during the fourth quarter of fiscal year 2009, Financial Services transitioned its mortgage operations to a centralized production model.  Financial Services incurred approximately $7.9 million related to this transition during the year ended March 31, 2009.

The following includes condensed balance sheets and statements of operating earnings for the Company’s Financial Services Segment:

	As of March 31,
	2009	2008

Cash and Cash Equivalents	$21,311	$24,044
Restricted Cash	18,955	22,878
Mortgage Loan Receivables	214,179	515,880
Other Inventories (Real Estate Owned)	16,367	10,850
Goodwill	5,364	8,952
Deferred Charges and Other Assets	38,301	134,456
Total Assets	$314,477	$717,060

Accounts Payable and Accrued Liabilities	$48,215	$130,372
Mortgage Warehouse Facilities	119,052	337,053
Minority Interests	-	451
Members’ Equity	147,210	249,184
Total Liabilities and Members’ Equity	$314,477	$717,060

	For the Years Ended March 31,
	2009	2008	2007
Revenues
Gain on Sale of Mortgages	$66,290	$125,600	$164,995
Interest Income	19,576	70,404	121,806
Title Policy and Other Income	104,134	113,944	181,200
Cost of Revenues
Interest Expense	(12,047)	(54,380)	(90,328)
Title Policy Expense	(1,722)	(2,228)	(2,079)
Selling, General and Administrative Expenses	(235,723)	(391,493)	(291,064)
Earnings (Loss) from Continuing Operations
Before Income Taxes	$(59,492)	$(138,153)	$84,530

CTX Mortgage Company, LLC and its related companies sold $4.02 billion and $9.26 billion of mortgage loans to investors during the years ended March 31, 2009 and 2008, respectively.

Other

The Company’s Other segment consists of corporate general and administrative expense, including Home Building corporate-related general and administrative expense, interest income and interest expense.

The following are components of the Other segment’s loss from continuing operations before income tax:

	For the Years Ended March 31,
	2009	2008	2007

Corporate General and Administrative Expense	$(188,857)	$(154,308)	$(185,585)
Interest Expense	(52,716)	(8,642)	-
Interest and Other Income	21,219	25,521	2,488
	$(220,354)	$(137,429)	$(183,097)

Summary of the Company’s Results of Operations by Segment

	For the Year Ended March 31, 2009 (Dollars in thousands)
	Revenues	Loss from Unconsolidated Entities (1)	Earnings (Loss) from Continuing Operations Before Income Tax	Goodwill Impairments	Land-related Impairments	Land-related Write-offs
Home Building
East	$1,302,242	$(143,092)	$(594,122)	$30,594	$329,915	$23,055
Central	1,080,631	(11,823)	(123,025)	5,102	84,636	6,030
West	1,235,847	(4,534)	(533,476)	2,405	460,839	17,485
Other homebuilding	17,810	-	3,698	-	7,163	-
Total Home Building	3,636,530	(159,449)	(1,246,925)	38,101	882,553	46,570
Financial Services	190,000	-	(59,492)	-	-	-
Corporate & Other	-	-	(220,354)	-	-	-
Total	$3,826,530	$(159,449)	$(1,526,771)	$38,101	$882,553	$46,570

(1)	Included in Home Building loss from unconsolidated entities for the year ended March 31, 2009 is the Company’s share of joint ventures’ impairments totaling $157.1 million.

	For the Year Ended March 31, 2008 (Dollars in thousands)
	Revenues	Earnings (Loss) from Unconsolidated Entities (1)	Loss from Continuing Operations Before Income Tax	Goodwill Impairments	Land-related Impairments	Land-related Write-offs
Home Building
East	$2,536,909	$(51,182)	$(508,655)	$24,761	$323,738	$62,433
Central	1,917,627	463	(117,234)	9,709	82,976	17,033
West	3,268,290	(78,183)	(1,741,273)	43,766	1,213,681	40,828
Other homebuilding	242,788	-	(232,414)	-	172,034	131
Total Home Building	7,965,614	(128,902)	(2,599,576)	78,236	1,792,429	120,425
Financial Services	309,948	-	(138,153)	-	-	-
Corporate & Other	-	-	(137,429)	-	-	-
Total	$8,275,562	$(128,902)	$(2,875,158)	$78,236	$1,792,429	$120,425

(1)	Included in Home Building loss from unconsolidated entities for the year ended March 31, 2008 is the Company’s share of joint ventures’ impairments totaling $100.5 million.

	For the Year Ended March 31, 2007 (Dollars in thousands)
	Revenues	Earnings (Loss) from Unconsolidated Entities (1)	Earnings (Loss) from Continuing Operations Before Income Tax	Goodwill Impairments	Land-related Impairments		Land-related Write-offs
Home Building
East	$3,849,577	$(2,008)	$250,046	$-	$114,344		$89,046
Central	2,401,108	1,523	38,753	-	35,469		41,531
West	4,746,666	(73,297)	(56,269)	-	163,888		227,232
Other homebuilding	417,476	-	(27,177)	-	10,212		2,190
Total Home Building	11,414,827	(73,782)	205,353	-	323,913		359,999
Financial Services	468,001	-	84,530	-	6,919	(2)	-
Corporate & Other	4,773	-	(183,097)	-	-		-
Total	$11,887,601	$(73,782)	$106,786	$-	$330,832		$359,999

(1)	Included in Home Building loss from unconsolidated entities for the year ended March 31, 2007 is the Company’s share of joint ventures’ impairments totaling $124.5 million.

(2)	Financial Services impairment was recorded on its construction loans.

Summary of Inventory and Total Assets by Segment

	For the Years Ended March 31, (Dollars in thousands)
	2009		2008
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,712,698	$1,878,751	$2,357,273	$2,631,144
Central	619,555	639,516	963,999	1,007,937
West	665,663	777,361	1,701,506	1,842,358
Other homebuilding	275,504	1,177,702	328,803	1,128,285
Total Home Building	3,273,420	4,473,330	5,351,581	6,609,724
Financial Services	16,367	314,477	10,850	717,060
Corporate & Other (1)	-	1,130,307	-	713,559
Discontinued Operations	-	-	-	96,989
Total	$3,289,787	$5,918,114	$5,362,431	$8,137,332

(1)	The Company’s Other segment includes cash, income taxes receivable and substantially all of the Company’s deferred income tax valuation allowance.

(N)           DISCONTINUED OPERATIONS

Over the last several fiscal years, the Company has completed the sale of Home Equity, Construction Services and its home services operations to unrelated third parties.  Prior to their sale, Home Equity was included in the Financial Services segment, Construction Services was a separate reporting segment and the Company’s home services operations were included in the Other segment.  Home Equity, Construction Services and the Company’s home services operations were reclassified to discontinued operations in March 2006, March 2007 and March 2008, respectively.  All prior period information has been reclassified to be consistent with the March 31, 2009 presentation.  A brief summary of each transaction is provided below.  In addition, the Company completed the sale of Westwood Insurance Agency to an unrelated third party.

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

Additionally, the Company has agreed to indemnify the purchaser of Home Equity for certain contingencies.  The Company has not paid any amounts for such contingencies and does not believe such contingencies, if paid, will be material to the Company’s results of operations or financial position.  The net gain on sale recorded in connection with the sale of Home Equity, including post-closing adjustments recognized subsequent to December 31, 2006, is summarized below:

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

A summary of the Company’s calculation of the gain on sale of Construction Services is below:

	For the Years Ended March 31,
	2009	2008

Sales and Related Proceeds, net of Related Expenses	$4,000	$8,341
Assets Sold	-	-
Pre-tax Gain on Sale	4,000	8,341
Income Tax Expense	(1,528)	(3,224)
Net Gain on Sale	$2,472	$5,117

Home Services

On April 3, 2008, the Company completed the sale of its home services operations to an unrelated third party and received $131.1 million in cash.  A summary of the Company’s calculation of the related gain on sale is below:

For the Year Ended March 31, 2009

Sales and Related Proceeds, net of Related Expenses	$127,810
Assets Sold	(88,431)
Pre-tax Gain on Sale	39,379
Income Tax Expense	(20,282)
Net Gain on Sale	$19,097

Westwood Insurance Agency

On September 30, 2008, the Company completed the sale of Westwood Insurance Agency to an unrelated third party and received $55.4 million in cash.  As a result of the sale, the Company recognized a pre-tax gain of $48.3 million, which has been included in discontinued operations.  Historical operations of Westwood Insurance Agency are not material to the financial performance of the Company and, accordingly, have not been reclassified to discontinued operations.

Summarized Financial Information

Earnings from discontinued operations include:  the financial information for entities included in discontinued operations, the gains (losses) on the sales of such entities, intercompany eliminations between entities in discontinued operations and entities in continuing operations, and certain general and administrative expenses incurred in the sale of such entities.  The following table provides summarized assets and liabilities for entities included in discontinued operations:

As of March 31, 2008
Assets
Cash and Cash Equivalents	$28
Receivables	8,367
Other Inventories	1,922
Property and Equipment, net	989
Deferred Income Taxes, net	(11,858)
Goodwill	89,648
Deferred Charges and Other, net	7,893
$96,989

Liabilities
Accounts Payable and Accrued Liabilities	$32,260
Long-term Debt	1,741
$34,001

The following table provides summarized earnings information for entities included in discontinued operations:

	For the Years Ended March 31,
	2009 (1)	2008 (2)	2007 (3)

Revenues	$-	$130,118	$2,405,147
Costs and Expenses	-	(131,994)	(2,427,373)
Earnings from Unconsolidated Entities and Other	-	-	975
Loss Before Income Taxes	-	(1,876)	(21,251)
Benefit for Income Taxes	-	245	11,062
Gain on Sale, net of Tax	51,397	5,117	288,032
	$51,397	$3,486	$277,843
(1)	Includes Construction Services, the Company’s home services operations and the gain from sale of Westwood Insurance Agency.
(2)	Includes Construction Services and the Company’s home services operations.
(3)	Includes Construction Services, Home Equity and the Company’s home services operations.

Significant Accounting Policies Related to Discontinued Operations

Revenue Recognition – Construction Services

Long-term construction contract revenues were recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision was made for any anticipated losses.  Billings for long-term construction contracts were rendered monthly, including the amount of retainage withheld by the customer until contract completion.  As a general contractor, the Company withheld similar retainages from each subcontractor.

Claims related to long-term construction contracts were recognized as revenue only after management had determined that the collection was probable and the amount could be reliably estimated.  There were no claims included in revenues for the fiscal year ended March 31, 2007.

(O)           SUBSEQUENT EVENTS

On April 7, 2009, the Company and Pulte entered into a definitive merger agreement pursuant to which the Company will merge with a wholly-owned subsidiary of Pulte, and survive the merger as a wholly-owned subsidiary of Pulte.  Under the terms of the agreement, Centex stockholders will receive 0.975 shares of Pulte common stock for each share of Centex common stock they own.  Upon closing of the transaction, Pulte stockholders will own approximately 68% of the combined company, and Centex stockholders will own approximately 32%.  The transaction is subject to approval by Pulte and Centex stockholders and the satisfaction of customary closing conditions and regulatory approvals, including expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Pulte and Centex expect to complete the transaction in the third calendar quarter of 2009.

The merger with Pulte, if consummated, will result in a change in control.   The change in control will result in, among other provisions, the acceleration of the vesting of certain outstanding stock-based awards, a Section 382 limitation on the Company’s net operating loss carryforwards, and the payment of bonuses and severance to certain executives and employees.  The merger agreement requires the Company to conduct its business in the ordinary course prior to the completion of the merger; however, the agreement, among other provisions, restricts or limits the Company from paying dividends, repurchasing debt prior to its maturity, or increasing compensation or benefits for its directors, executives or employees except as required by existing agreements.

The Company and its directors are named as defendants in five putative class action lawsuits filed between April 15 and April 23, 2009 in the District Courts of Dallas County, Texas.  An additional putative class action lawsuit against the Company and its directors was filed on April 24, 2009 in the District Court of Clark County, Nevada.  The cases assert claims related to alleged breaches of fiduciary duty in connection with the proposed combination between Centex and Pulte announced on April 8, 2009.  The pleadings allege, among other things, that the Company’s directors, aided and abetted by Centex and/or Pulte, purportedly breached their fiduciary duties by failing to maximize stockholder value, by taking steps to discourage competitive bidding or alternate proposals, and by self-dealing or acting with purported conflicts of interest.  Plaintiffs seek, among other relief, an injunction against consummation of the combination with Pulte, rescission of the combination with Pulte if consummated prior to the entry of final judgment, unspecified damages, costs and attorneys’ fees.  Motions have been made by certain of the Texas plaintiffs to consolidate the Texas actions.  Based on the facts known to date, the defendants believe that the claims asserted against them are without merit, and the defendants intend to defend vigorously against the claims.

On April 28, 2009, CTX Mortgage Company, LLC executed an amendment to the $150 million committed mortgage warehouse credit facility that lowered the facility to $100 million and extended the maturity date to May 30, 2009.

In May 2009, in accordance with the terms of the Company’s credit facility, the Company increased the amounts on deposit with certain banks to $403.5 million in order to maintain compliance with the liquidity reserve requirement.

In May 2009, the Company issued to officers and employees 835,505 shares of restricted stock awards under the 2003 Plan and 278,482 restricted stock units under the 2003 Plan (having an aggregate fair value of approximately $10.5 million).

On May 18, 2009, the Company and the IRS settled several disputed tax issues relating to the audit of the Company’s federal income tax returns filed for fiscal years 2001 through 2004.  The disputed issues related primarily to the Company’s use of net operating losses, among other items.  The settlement resulted in a tax liability of approximately $63 million of which $62 million was paid in June 2006.  As a result of the settlement with the IRS and the recognition of the uncertain tax benefits related to the disputed issues, the Company will record an income tax benefit and an increase to net equity of approximately $270 million during the first quarter of fiscal year 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Centex Corporation

We have audited the accompanying consolidated balance sheets of Centex Corporation and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centex Corporation and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, Securities and Exchange Commission Staff Accounting Bulletin No. 109 and Statement of Financial Accounting Standards No. 159 effective April 1, 2007, January 1, 2008, and April 1, 2008, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centex Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2009 expressed an unqualified opinion thereon.

Dallas, Texas
May 20, 2009

Quarterly Results (Unaudited) (1)
(Dollars in thousands, except per share data)

	For the Quarters Ended 2009 and 2008
	Q1	Q2	Q3	Q4
2009
Revenues	$1,126,122	$1,005,005	$872,188	$823,215
Gross Profit (Loss)	$123,815	$92,772	$(385,953)	$(193,980)

Loss from Continuing Operations	$(169,112)	$(201,620)	$(663,906)	$(405,513)
Earnings (Loss) from Discontinued
Operations, net of Taxes	19,013	29,630	-	2,754
Net Loss	$(150,099)	$(171,990)	$(663,906)	$(402,759)

Loss from Continuing Operations
Per Share
Basic and Diluted	$(1.36)	$(1.62)	$(5.34)	$(3.26)
Net Loss Per Share
Basic and Diluted	$(1.21)	$(1.38)	$(5.34)	$(3.24)
Average Shares Outstanding
Basic and Diluted	124,231,358	124,278,555	124,360,192	124,365,672

2008
Revenues	$1,901,786	$2,186,184	$1,873,287	$2,314,305
Gross Profit (Loss)	$223,818	$(561,089)	$(258,665)	$(524,109)

Loss from Continuing Operations	$(132,081)	$(644,761)	$(976,051)	$(908,075)
Earnings (Loss) from Discontinued
Operations, net of Taxes	4,122	928	863	(2,427)
Net Loss	$(127,959)	$(643,833)	$(975,188)	$(910,502)

Loss from Continuing Operations
Per Share
Basic and Diluted	$(1.08)	$(5.27)	$(7.95)	$(7.34)
Net Loss Per Share
Basic and Diluted	$(1.05)	$(5.26)	$(7.94)	$(7.36)
Average Shares Outstanding
Basic and Diluted	121,469,951	122,301,587	122,787,414	123,750,049

(1)
The quarterly results presented in this table for the periods covered by the financial statements included in this Report and all prior periods have been adjusted to reflect home services operations (sold in April 2008), Construction Services (sold in March 2007) and Home Equity (sold in July 2006) as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.  There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The independent registered public accounting firm that audited the Company’s consolidated financial statements, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting.  This report appears on the following page of this Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Centex Corporation

We have audited Centex Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Centex Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Centex Corporation and subsidiaries and our report dated May 20, 2009 expressed an unqualified opinion thereon.

Dallas, Texas
May 20, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the executive officers of the Company is contained in Item 4A of Part I of this Report and is incorporated herein by reference.  The Company maintains a code of ethics applicable to the Company's chief executive officer, senior financial and professional personnel (including the Company's chief financial officer, principal accounting officer or comptroller and the persons performing similar functions), and other employees.  The Company has posted a copy of such code of ethics on its website.  The Internet address for such code of ethics is at http://media.corporate-ir.net/media_files/irol/11/112195/corpgov/ethics_0808.pdf.

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 10 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report.  If such definitive Proxy Statement is not filed within such 120-day period, such information will be filed as an amendment to this Report not later than the end of such 120-day period.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 11 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report.  If such definitive Proxy Statement is not filed within such 120-day period, such information will be filed as an amendment to this Report not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the other information called for by Item 12 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report.  If such definitive Proxy Statement is not filed within such 120-day period, such information will be filed as an amendment to this Report not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report.  If such definitive Proxy Statement is not filed within such 120-day period, such information will be filed as an amendment to this Report not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Item 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report.  If such definitive Proxy Statement is not filed within such 120-day period, such information will be filed as an amendment to this Report not later than the end of such 120-day period.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The consolidated balance sheets of Centex Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2009, together with the accompanying Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm is included in Item 8 of this Report.

2.	Schedules

Schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (1) of this Item 15.

3.	Exhibits

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits of this Report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Filed Herewith or Incorporated by Reference
2.1
Agreement and Plan of Merger dated as of April 7, 2009, by and among Pulte Homes, Inc., Centex Corporation (“Centex”) and Pi Nevada Building Company.  In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the exhibits to the foregoing Agreement and Plan of Merger are not filed herewith.  The Agreement identifies such exhibits, including the general nature of their content.  Centex undertakes to provide such exhibits to the Securities and Exchange Commission upon request.
Exhibit 2.1 to Centex’s Current Report on Form 8-K dated April 10, 2009
3.1	Amended and Restated Articles of Incorporation of Centex	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated July 15, 2008
3.1a	Certificate of Withdrawal of Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 24, 2009.	Filed herewith
3.1b	Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 25, 2009.	Exhibit 3.1a to Centex’s Registration Statement on Form 8-A dated February 25, 2009
3.2	Amended and Restated By-Laws of Centex dated October 8, 2008	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated October 14, 2008
4.1	Specimen Centex common stock certificate	Filed herewith
4.2	Rights Agreement, dated as of February 24, 2009, between Centex and Mellon Investor Services LLC, which includes the Form of Rights Certificate as Exhibit B	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated February 24, 2009
4.3	Indenture, dated as of October 1, 1998, between Centex and U.S. Bank National Association (successor to Chase Bank of Texas, National Association)	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated October 21, 1998
4.4	Indenture, dated as of November 5, 2008, between Centex and U.S. Bank National Association	Exhibit 4.6 to Centex’s Registration Statement (file no. 333-155165) on Form S-3
4.5	Indenture, dated as of November 14, 2000, between Centex and The Bank of New York Mellon Trust Company, National Association (successor to The Chase Manhattan Bank)	Exhibit 4.21 to Centex’s Registration Statement (file no. 333-49966) on Form S-3

4.6
Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as exhibits 4.3, 4.4 and 4.5, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.2	Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (“1998 Stock Option Plan”)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.2a	Form of stock option agreement for 1998 Stock Option Plan*	Exhibit 10.2a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005
10.3	Amended and Restated Centex Corporation 2001 Stock Plan (“2001 Stock Plan”)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.3a	Form of stock option agreement for 2001 Stock Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Exhibit 10.3b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.4	Centex Corporation Long Term Incentive Plan (“LTIP”)*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.4a	Form of award agreement for LTIP*	Exhibit 10.4a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.5	Centex Corporation 2003 Annual Incentive Compensation Plan (amended and restated effective January 1, 2008)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.5a	Centex Corporation 2003 Annual Incentive Compensation Plan (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 15, 2008
10.5b	Form of award agreement for incentive compensation (fiscal 2009)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.5c	Form of award agreement for incentive compensation (fiscal 2010)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6	Centex Corporation 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008

10.6a	Centex Corporation 2003 Equity Incentive Plan (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated July 15, 2008
10.6aa	Centex Corporation 2003 Equity Incentive Plan (as amended through October 8, 2008)*	Exhibit 10.2a to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6aaa	Centex Corporation 2003 Equity Incentive Plan (as amended through February 11, 2009) (“2003 Equity Incentive Plan”)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.6b	Form of stock option agreement for 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.6c	Form of stock unit agreement for 2003 Equity Incentive Plan*	Exhibit 10.6b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.6cc	Form of stock unit agreement for 2003 Equity Incentive Plan (May 2009 award)*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6d	Form of restricted stock award agreement for 2003 Equity Incentive Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 16, 2007
10.6e	Form of restricted stock award agreement for 2003 Equity Incentive Plan (July 2008 management awards)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated July 15, 2008
10.6f	Form of restricted stock award agreement for 2003 Equity Incentive Plan (May 2009 award)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6g	Form of non-employee director stock option agreement for 2003 Equity Incentive Plan (August 2008 non-employee director awards)*	Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6h	Form of non-employee director restricted stock agreement for 2003 Equity Incentive Plan (August 2008 non-employee director awards)*	Exhibit 10.2c to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6i	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 23, 2007
10.6ii	Amendments to form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.6j	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2008 award)*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.7	Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.9 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.9	Centex Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.9a	Form of deferred compensation agreement for Executive Deferred Compensation Plan*	Exhibit 10.9a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.9b	Form of deferred compensation agreement for Executive Deferred Compensation Plan (2009 retention awards) *	Filed herewith

10.10	Summary of Outside Director Compensation Plan*	Filed herewith
10.11	Centex Corporation Executive Severance Policy*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.11a	Centex Corporation Plan Regarding Severance After a Change in Control dated April 7, 2009*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 8, 2009
10.12	Centex Corporation Salary Continuation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.13	Centex Comprehensive Medical Plan*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.13a	Amendment No. 1 to Centex Comprehensive Medical Plan*	Exhibit 10.13a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.13b	Amendment No. 2 to Centex Comprehensive Medical Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.14	Form of Director Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 14, 2006
10.15	Form of Officer Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.16	Form of Change of Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 14, 2006
10.16a	Form of Amendment Change in Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.17	Credit Agreement, dated July 1, 2005 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 1, 2005
10.17a	First Amendment to Credit Agreement, dated May 25, 2006 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated June 1, 2006
10.17b	Second Amendment to Credit Agreement, dated July 20, 2007, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated July 23, 2007
10.17c	Third Amendment to Credit Agreement, dated March 26, 2008, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated April 1, 2008
10.17d	Fourth Amendment to Credit Agreement, dated January 23, 2009, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated January 26, 2009

10.18
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
Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 4, 2006
10.18a
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
Exhibit 2.2 to Centex’s Current Report on Form 8-K dated July 14, 2006
10.18b	Amendment No. 2 to Securities Purchase Agreement among Centex Financial Services, LLC, Nationstar Mortgage LLC and FIF HE Holdings, LLC, dated as of December 20, 2006.	Exhibit 2.3 to Centex’s Current Report on Form 8-K dated December 22, 2006
10.19
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
Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 6, 2007
10.20	Contribution Agreement, dated as of March 29, 2008, between Centex Homes and Corona Real Estate Holding Company, LLC	Exhibit 10.28 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.21	Member Interests Purchase Agreement, dated as of March 31, 2008, between Centex Homes and Corona Land Company, LLC	Exhibit 10.29 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.22	Executive Separation Agreement between David L. Barclay and Centex Service Company, LLC effective as of March 31, 2009*	Exhibit 99 to Centex’s Current Report on Form 8-K dated April 2, 2009
10.23	Consulting Agreement between Barclay Consulting Group, Ltd. and Centex Service Company, LLC dated as of April 1, 2009*	Exhibit 99 to Centex’s Current Report on Form 8-K dated April 2, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21	List of Subsidiaries of Centex	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934	Filed herewith
32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION
Registrant
May 21, 2009	By:	/s/ TIMOTHY R. ELLER
Timothy R. Eller, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 21, 2009	By:	/s/ TIMOTHY R. ELLER
Timothy R. Eller, Chairman of the Board and Chief Executive Officer (principal executive officer)
May 21, 2009	By:	/s/ CATHERINE R. SMITH
Catherine R. Smith, Executive Vice President and Chief Financial Officer (principal financial officer)
May 21, 2009	By:	/s/ MARK D. KEMP
Mark D. Kemp, Senior Vice President – Controller (principal accounting officer)
	Directors:	Barbara T. Alexander, Timothy R. Eller, Ursula O. Fairbairn, Thomas J. Falk, Clint W. Murchison, III, Frederic M. Poses, James J. Postl, David W. Quinn, Matthew K. Rose and Thomas M. Schoewe
May 21, 2009	By:	/s/ TIMOTHY R. ELLER
Timothy R. Eller, Individually and as Attorney-in-Fact*

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.