Form 10-K/A
period 2009-03-31
CENTEX CORP
filed 2009-07-28
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission file number: 1-6776
Centex Corporation
(Exact name of registrant as specified in its charter)

Nevada	75-0778259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2728 N. Harwood Street, Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code:  (214) 981-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.25 par value)	New York Stock Exchange
Rights to Purchase Junior Participating Preferred Stock, Series D	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On September 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.01 billion based upon the last sale price reported for such date on the New York Stock Exchange.  As of July 10, 2009, 125,319,612 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2009 (the “Original 10-K”).  We are filing this Amendment to include the information required by Part III of Form 10-K, which was not included in Original 10-K because we planned to include such information in a definitive Proxy Statement.  However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended March 31, 2009.  Accordingly, such information is included in our Form 10-K by this Amendment.  Additionally, current dated officer certifications under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Amendment, as required by SEC rules.

As used in this Amendment, except as the context otherwise requires, the terms “Centex”, the “Company”, “we”, “us” and “our” refer to Centex Corporation and its subsidiaries.

On April 7, 2009, Centex executed a definitive agreement to merge with a subsidiary of Pulte Homes, Inc. (“Pulte”), as a result of which Centex will become a wholly-owned subsidiary of Pulte.  Under the terms of the agreement, Centex stockholders will receive a fixed exchange ratio of 0.975 shares of Pulte common stock for each share of Centex common stock they own.  The transaction is subject to approval by Pulte and Centex stockholders and the satisfaction of customary closing conditions, and there can be no assurance that the transaction will be consummated.

In connection with the proposed combination transaction with Pulte, Pulte has filed with the SEC a registration statement on Form S-4 that includes a joint proxy statement of Pulte and Centex that also constitutes a prospectus of Pulte.  Pulte and Centex have mailed the definitive joint proxy statement/prospectus to their respective shareholders in connection with a special meeting of shareholders to be held on or about August 18, 2009.  If the proposed combination transaction is approved at the special meeting, Centex will not have an annual meeting in 2009.  Before making any voting or investment decision, investors are urged to read the definitive joint proxy statement/prospectus because it contains important information about the proposed transaction.  You may obtain copies of all documents filed with the SEC regarding the transaction, free of charge, at the SEC’s website at www.sec.gov, by accessing Pulte’s website at www.pulte.com under the heading “Investor Relations” and from Pulte by directing a request to Pulte Homes, Inc., 100 Bloomfield Hills Parkway Suite 300, Bloomfield Hills, Michigan 48304, Attention: Investor Relations, and by accessing Centex’s website at www.centex.com under the heading “Investors” and from Centex by directing a request to Centex Corporation Investor Relations, P.O. Box 199000, Dallas, Texas 75219-9000.

Pulte and Centex and their respective directors and executive officers and certain other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction.  You can find information about Pulte’s directors and executive officers in its definitive proxy statement filed with the SEC on April 7, 2009.  You can find information about Centex’s directors and executive officers in this Amendment. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the definitive joint proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.  You can obtain free copies of these documents from Pulte and Centex using the contact information above.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors consists of ten directors, and is divided into three classes.  The directors in each class hold office for staggered terms of three years each.  Each class of directors is to consist, as nearly as possible, of one-third of the total number of directors constituting the board.  There are presently four directors in the class whose term expires at the 2009 annual meeting of stockholders, three directors in the class whose term expires at the 2010 annual meeting of stockholders, and three directors in the class whose term expires at the 2011 annual meeting.  Each director holds office until his or her successor has been elected and qualified or until the director’s earlier resignation or removal.  We currently do not expect to hold an annual meeting in 2009 as we expect our merger with a subsidiary of Pulte to be completed in the third calendar quarter of 2009.

The names of our directors, their ages as of the date of this Amendment, the month and year each first became a director, their principal occupations during at least the past five years, other public company directorships held by each as of March 31, 2009 and certain other biographical information are set forth on the following pages.  This information is presented by class.

Name and Age	Director Since	Principal Occupation and Directorships

Term Expiring at the 2009 Annual Meeting of Stockholders
Ursula O. Fairbairn Age 66	July 2005
Ms. Fairbairn is president and chief executive officer of Fairbairn Group LLC (a human resources and executive management consulting company), a position she has held since April 2005.  She served as executive vice president, human resources and quality of American Express Company (a diversified global travel and financial services company), a position she held from December 1996 until her retirement in April 2005.  Ms. Fairbairn also serves as a director of Air Products and Chemicals, Inc., Sunoco, Inc., and V.F. Corporation.

Thomas J. Falk Age 51	May 2003
Mr. Falk is chairman of the board and chief executive officer of Kimberly-Clark Corporation, having been elected chairman in 2003 and chief executive officer in 2002.  Mr. Falk served as president of Kimberly-Clark from 1999 until his election as chairman in 2003, and served as chief operating officer of that company from 1999 until his election as chief executive officer in 2002.  Mr. Falk previously had been elected group president-global tissue, pulp and paper of Kimberly-Clark in 1998, where he was responsible for Kimberly-Clark’s global tissue businesses.  Earlier in his career, Mr. Falk had responsibility for Kimberly-Clark’s North American infant care, child care, and wet wipes businesses.  Mr. Falk joined Kimberly-Clark in 1983 and has held other senior management positions in that company.  Mr. Falk also serves on the boards of directors of the University of Wisconsin Foundation and the Grocery Manufacturers of America, and as a governor of the Boys & Girls Clubs of America.

Name and Age	Director Since	Principal Occupation and Directorships

Matthew K. Rose Age 50	July 2006
Mr. Rose is chairman, president and chief executive officer of Burlington Northern Santa Fe Corporation, positions he has held since March 2002.  Previously, Mr. Rose held the following positions at Burlington Northern or its predecessors: president and chief executive officer (December 2000 to March 2002); president and chief operating officer (June 1999 to December 2000); and senior vice president and chief operations officer (August 1997 to June 1999).  Mr. Rose also serves as a director of AMR Corporation.

Thomas M. Schoewe Age 56	October 2001
Mr. Schoewe is the executive vice president and chief financial officer of Wal-Mart Stores, Inc., where he has served since January 2000.  Prior to joining Wal-Mart Stores, Mr. Schoewe spent 14 years at Black and Decker Corp., most recently as senior vice president and chief financial officer.  Previously, he had a 12-year career with Beatrice Companies, where he was chief financial officer and controller of Beatrice Consumer Durables, Inc.  A native of the Chicago area, Mr. Schoewe earned a BBA degree in finance from Loyola University of Chicago.  He is a member of Financial Executives International and a national trustee of The First Tee.

Term Expiring at the 2010 Annual Meeting of Stockholders
Clint W. Murchison, III Age 62	February 1979
Mr. Murchison is chairman of Tecon Corporation, which is engaged in private real estate development and other investment activities, and is also chairman of Bankers Trust Company of Texas, a private trust company.  He has held these positions for more than five years.  He is chairman of the investment committee of RPM Metropolitan Fund, which invests in private partnerships across a broad range of asset classes.  Mr. Murchison is a regional trustee of the Boys & Girls Clubs of America.

Frederic M. Poses Age 66	July 2001
Mr. Poses was chairman and chief executive officer of Trane Inc. (formerly American Standard Companies Inc.) from January 2000, and was a director from October 1999, until the acquisition of Trane Inc. by Ingersoll-Rand Company Limited in June 2008.  Before that time, beginning in 1998, he was president and chief operating officer of Allied Signal, Inc., where he had spent his entire 30-year business career, starting as a financial analyst in 1969 and serving in various other capacities, including president of the Engineered Materials business beginning in 1988.  He was a director of Allied Signal, Inc. from 1997 until October 1999.  Mr. Poses also serves as a director of Raytheon Company and the non-executive chairman of the board of Tyco Electronics Ltd.

David W. Quinn Age 67	July 1989
Mr. Quinn retired as vice chairman of our board and an employee of Centex on March 31, 2002.  Mr. Quinn was elected vice chairman of the board in May 1996 and was our chief financial officer from February 1987 until June 1997 and from October 1997 through May 2000.  Mr. Quinn served as executive vice president of Centex from February 1987 until his election as vice chairman of the board.  Mr. Quinn is also a director of Eagle Materials Inc.

Term Expiring at the 2011 Annual Meeting of Stockholders
Barbara T. Alexander Age 60	July 1999
From October 1999 until January 2004, Ms. Alexander served as a senior advisor of UBS Securities and its predecessors.  Before that time, beginning in January 1992, she served as a managing director of UBS, where she managed the Construction and Furnishings Group (North America) in the corporate finance department.  Prior to joining UBS, she was a managing director in the corporate finance department of Salomon Brothers.  Ms. Alexander is an executive fellow and past chairman of the board of the Joint Center for Housing Studies at Harvard University and is currently a member of that board’s executive committee.  She also serves as a director of Federal Home Loan Mortgage Corporation (Freddie Mac) and QUALCOMM Incorporated.

Name and Age	Director Since	Principal Occupation and Directorships

Timothy R. Eller Age 60	July 2002
Mr. Eller joined Centex Homes in 1973 and held various operational homebuilding division positions, including vice president and president of the Minnesota division.  He was named an executive vice president of Centex Real Estate Corporation (“CREC”), the managing partner of Centex Homes, in 1985 and was elected CREC’s president and chief operating officer in January 1990.  In July 1991, he was named CREC’s president and chief executive officer, and in April 1998, he became CREC’s chairman, serving through April 2003, and beginning again in April 2006.  In August 1998, Mr. Eller also was named executive vice president of Centex Corporation, serving until April 2002 when he became our president and chief operating officer.  He assumed the additional roles of our chairman and chief executive officer in April 2004.

James J. Postl Age 63	July 2004
Mr. Postl retired as president and CEO of Pennzoil-Quaker State Company following its acquisition by Shell Products U.S. in October 2002.  He joined Pennzoil in October 1998, just prior to the formation of Pennzoil-Quaker State Company, when he was named president and COO and elected to the board of directors of the new company.  In May 2000, he became president and CEO.  Prior to joining Pennzoil, he was president of Nabisco Biscuit Company from 1996 and was president and CEO of Nabisco International from 1994 to 1996.  Prior to joining Nabisco, he held a variety of management positions with PepsiCo over a 19-year period.  Mr. Postl serves as a director of Cooper Industries, Ltd., American Balanced Fund, Inc., The Income Fund of America, Inc. and The International Growth and Income Fund, Inc.  He also serves on the boards of several non-profit and academic institutions.

Director Nominations

Except as provided in the next paragraph, there have been no changes in the procedures we have adopted for stockholder nominations of directors of our company since those procedures were disclosed in the proxy statement for the 2008 annual meeting of stockholders.

Effective October 8, 2008, our board of directors amended Article II, Sections 12, 13 and 14, and added a new Article II, Section 17, of our By-Laws, relating to the nomination of directors and matters presented for action at annual meetings of stockholders.  The amendments revise the advance notice requirements to:

●
require stockholder proponents and their affiliates to disclose, in addition to direct ownership interests, all other ownership interests including derivatives, hedged and short positions and other economic and voting interests;

●	require director-nominees to represent that they do not, and will not, have any undisclosed voting commitments or other arrangements with respect to their actions as a director;

●	require directors nominated by stockholders to complete our standard director and officer questionnaire;

●
require stockholders nominating directors to disclose any material relationships between the stockholder proponents and their affiliates, on the one hand, and the director nominees and their affiliates, on the other hand;

●	clarify that director nominations by stockholders require a separate advance notice and cannot be satisfied by any notice of meeting sent by us; and

●
clarify that the advance notice provisions in Article II, Sections 12 and 13, are the exclusive means for a stockholder to make a director nomination or submit other business before an annual meeting of stockholders (other than matters properly brought under Rule 14a-8 of the federal proxy rules, which contains its own procedural requirements).

The nominee must also deliver to us an agreement that the nominee is not and will not become a party to a voting or other commitment that has not been disclosed or that would prevent the nominee from complying with our policies and guidelines.

The governance committee does not solicit director nominations from stockholders.  If it is activelyconsidering adding a new director, or preparing to recommend a slate of existing directors for re-election, the board will consider stockholder recommendations sent to our Corporate Secretary.

Under our corporate governance guidelines, if a director is elected to fill a vacancy or as the result of an increase in the size of the board, the election of the director for the remainder of his or her term will be submitted to stockholders for a vote at the next annual meeting.

Communicating with Our Board

You can communicate with any member of our board of directors by sending the communication to Centex Corporation,  P.O. Box 199000, Dallas, Texas 75219-9000, to the attention of the director or directors of your choice (e.g., “Attention: Lead Director” or “Attention: All Independent Directors,” etc.).

We relay these communications addressed in this manner as appropriate.  Communications addressed to the attention of “The Board of Directors” are forwarded to our lead director for review and further handling.

Board Governance and Board Committees

Our business, property, and affairs are managed under the direction of our board of directors.  Our board is cognizant that many of its decisions have a significant impact on stockholders and consistently takes such interests into account.  Members of our board are kept informed of our business through discussions with our chairman and chief executive officer and other officers, by reviewing materials provided to them periodically, by visiting our offices, and by participating in meetings of the board and its committees.

During fiscal 2009, the board of directors had four standing committees.  Those committees consisted of an audit committee, a corporate governance and nominating committee, which we refer to as the governance committee, a compensation and management development committee, which we refer to as the compensation committee, and an executive committee.

The table below provides current membership information for each of the standing board committees.

Board Committee Membership and Meeting Information

Name	Audit	Compensation	Governance	Executive
Barbara T. Alexander Ö À			›
Timothy R. Eller				›
Ursula O. Fairbairn Ö		›
Thomas J. Falk ® Ö À		˜		˜
Clint W. Murchison, III Ö	˜
Frederic M. Poses Ö À			˜
James J. Postl Ö À	›
David W. Quinn Ö À			˜	˜
Matthew K. Rose Ö À		˜
Thomas M. Schoewe Ö À	˜
® = Lead Director Ö = Independent Director À = Audit Committee Financial Expert ˜ = Committee Member › = Committee Chair

During the fiscal year, the board established an ad hoc committee known as the 2009 special initiatives committee that considered cost-cutting measures, and potential recapitalization and strategic alternatives.  Mr. Quinn chaired the committee and the remaining members were Ms. Alexander, Mr. Eller, Mr. Falk, and Mr. Poses.

In compliance with applicable NYSE corporate governance listing standards, the board has adopted written charters for the audit, governance, and compensation committees.  These charters are available on our web si~~t~~e at www.centex.com in the Investors area (Corporate Governance subsection).  Stockholders may also contact Centex Investor Relations, P.O. Box 199000, Dallas, Texas 75219-9000, or call 214-981-5000 to obtain copies of the charters without charge.

Audit Committee

According to its charter, the audit committee assists the board in its general oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent auditors’ qualifications, independence, and performance, and (4) the performance of our internal audit function.

James J. Postl is the chairman of our audit committee.  The other members of the audit committee are Clint W. Murchison, III and Thomas M. Schoewe.

Each member of the audit committee is an independent director under the standards set forth in our corporate governance guidelines.  See “Director Independence” on page 53 for additional information on independent directors.

Each member of the audit committee satisfies the financial literacy requirements of the NYSE.  In addition, the board has determined that Mr. Postl and Mr. Schoewe are “audit committee financial experts” under the rules and regulations of the SEC and have accounting or related financial management expertise in accordance with the rules of the NYSE.  Five other members of our board also meet the requirements to qualify as “audit committee financial experts”, as indicated in the table above, even though they do not serve on the audit committee.

The members of the audit committee are not Centex auditors or accountants, do not perform field work for us and are not our employees.  The SEC’s safe harbor provision relating to audit committee financial experts states that a person designated or identified as an audit committee financial expert will not be deemed an “expert” for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933.  In addition, the designation or identification of a director as an audit committee financial expert does not impose on that person any duties, obligations or liability that are greater than those imposed on that person as a member of the audit committee and board of directors in the absence of the audit committee financial expert designation or identification and does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

If a member of our audit committee serves as a member of the audit committee of another public company, the member must deliver a written statement to our board and the audit committee on an annual basis.  The statement must describe the time commitment required for the member to serve on the audit committee of the other public company and any expected changes in that time commitment during the next year.

In addition to the above, no member of our audit committee may serve as a member of the audit committee of more than two other public companies, unless such service is permitted under the NYSE standards and approved by our board.  The NYSE standards require that, if a director simultaneously serves on the audit committees of more than three public companies (that is, more than two others in addition to ours), our board must determine that such simultaneous service will not impair the ability of that director to effectively serve on our audit committee.  Mr. Postl currently serves on the audit committees of four other public companies, which includes three mutual funds in the same family of funds.  Accordingly, our board reviewed Mr. Postl’s written statement related to his service on other audit committees, and on May 13, 2009 determined that his simultaneous service on the audit committees of four other public companies will not impair his ability to effectively serve on our audit committee.

At least once each quarter, the committee meets separately with the independent auditors and with members of our internal audit staff, outside the presence of our management or other employees, to discuss matters of concern, to receive recommendations or suggestions for change and to exchange relevant views and information.

Family Relationships

None of the directors or executive officers is related by blood, marriage or adoption.

Other Governance Matters

Corporate Governance Policies

We believe that good corporate governance is an important aspect of our long-term business success.  Reflecting its commitment to continuous improvement, our board reviews our governance policies on an ongoing basis to ensure that these policies promote stockholder value.

The board of directors adopted corporate governance guidelines in 2003, which have been amended from time to time in accordance with changes in rules and regulations and developing governance practices.  These guidelines include principles of corporate governance relating to, among other things, director responsibilities, board committees and their charters, director independence, director qualifications, director rotation, director compensation and evaluations, director orientation and education, director access to management, board access to outside financial, business and legal advisors, and management development and succession planning.  These guidelines also include our director independence standards, director resignation policy, stock ownership guidelines, and other matters.

A copy of our corporate governance guidelines is available on our web site at www.centex.com in the Investors area (Corporate Governance subsection).  Stockholders also may contact our Corporate Secretary, P.O. Box 199000, Dallas, Texas 75219-9000, or call 214-981-5000 to obtain a copy of the corporate governance guidelines without charge.

Code of Conduct/Ethics and Whistleblower Procedures

Centex has a code of conduct/ethics entitled “The Centex Way” that applies to all of our directors, executive officers, and employees, including the chief executive officer, senior financial and professional personnel including our chief financial officer, the principal accounting officer or controller (and the persons performing similar functions) and other employees.

The audit committee has established procedures for (1) the receipt, retention, and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and (2) the confidential and anonymous submission by our employees and others of concerns regarding questionable accounting or auditing matters.  We also maintain a toll-free, around-the-clock code of conduct hot line that allows our employees and others to voice their concerns anonymously.

“The Centex Way,” including whistleblower procedures and information on how to access the hot line, is available on our web site at www.centex.com in the Investors area (Corporate Governance subsection – Code of Conduct).  The Internet address for our code of conduct/ethics is http://media.corporate-ir.net/media_files/irol/11/112195/corpgov/ethics_0808.pdf.  Stockholders also may contact our Corporate Secretary, P.O. Box 199000, Dallas, Texas 75219-9000, or call 214-981-5000 to obtain a copy of “The Centex Way” without charge.

Lead Director

Thomas J. Falk, the chairman and chief executive officer of Kimberly-Clark Corporation, is our lead director.  He makes recommendations to the board regarding the structure of meetings and matters for the board to consider, and sets each board meeting agenda with Mr. Eller.  He also determines appropriate materials to be provided to our directors, serves as an independent point of contact for stockholders wishing to communicate with the board, assigns tasks to the appropriate committees, and, with the approval of the governance committee, oversees the annual evaluation of the board, its members and its committees.  He also presides at all executive sessions of the independent directors.

The non-management directors are scheduled to meet in executive session without the presence of management at least quarterly.

Executive Officers

Information regarding our executive officers is incorporated by reference to Part I of our Original 10-K, under the caption “Executive Officers of the Registrant.”

Certifications

Certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 were filed with the Original 10-K.  Currently dated certifications pursuant to Section 302, as required by the SEC, are attached to this Amendment.  We also filed with the New York Stock Exchange in

2008 the required certificate of our chief executive officer certifying that he was not aware of any violation by Centex of the NYSE corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership, reports of changes in ownership, and annual reports of ownership with the SEC and the NYSE.  These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file with the SEC.

To our knowledge, based solely on our review of the copies of such reports received by us with respect to fiscal 2009 or written representations from some reporting persons, our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, have complied with all filing requirements of Section 16(a) for fiscal 2009 applicable to such persons.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This compensation discussion and analysis is intended to provide investors with an understanding of our compensation policies and decisions regarding our named executive officers for fiscal 2009.  These individuals are named in the Summary Compensation Table on page 29.

Our compensation and management development committee is responsible for oversight of the compensation policies and decisions described in this section.  Therefore, reference to the committee in the following discussion and analysis means our compensation and development committee.

We will discuss and analyze the following topics in this compensation discussion and analysis, beginning on the indicated page:

Executive Summary

Fiscal 2009 was very challenging for homebuilders, including Centex.  The tightening of mortgage credit, resulting in part from the credit crisis on Wall Street, coupled with a national recession and unprecedented foreclosures, exacerbated an already difficult market for sales of our new homes.  As a result, our revenues were down 54% over fiscal 2008 but the loss from continuing operations decreased to $1.44 billion compared to $2.66 billion for the prior year.  We recorded an aggregate of $1.12 billion of land and other impairments for the year.  Our stock price also fell 69% from the end of fiscal 2008 to the end of fiscal 2009.  In fact, fiscal 2009 was the second full fiscal year of the most severe housing industry downturn since the Depression.  As discussed in more detail below, the compensation of our leadership has, by design, declined in value as Centex’s performance has declined, so that the actual value received is much less than the target level.

This fiscal year, we were successful in (a) generating cash from continuing operations of $1.38 billion (adjusted to reflect our financial services businesses on the equity method, $1.247 billion), (b) continuing the business process improvements that we began in fiscal 2008, (c) simplifying our business model and focusing on homebuilding by disposing of certain non-core businesses such as HomeTeam Services and Westwood Insurance Agency and re-aligning our supporting mortgage operations, and (d) structurally and materially reducing selling, general and administrative expenditures, particularly for future periods.  The committee in its deliberations worked to balance rewards appropriate to the level of performance with the need to retain talented executives during the downturn and to prepare for a recovery.

On April 7, 2009, Centex and Pulte entered into a definitive merger agreement pursuant to which Centex will merge with a wholly owned subsidiary of Pulte and survive the merger as a wholly owned subsidiary of Pulte.  We expect to complete the transaction in the third quarter of 2009.

The committee looked at our annual incentive compensation plan, which we refer to as the Incentive Plan, under which for fiscal 2009 we awarded bonuses based on two key corporate financial goals, operating earnings before impairments and income taxes, and cash flow from continuing operations, against certain target levels.  The following table summarizes the key corporate financial goals and targets and shows Centex’s performance for fiscal 2009.

	Potential Payout as % of Target ($ in millions)
	0%	100%	200%	Actual ($ in millions)	Weighting
Operating income	(300)	(100)	200	(402)	50%
Cash flow	500	1,000	1,750	1,247	50%

In addition, our Incentive Plan provides for a potential bonus based on each executive’s performance (other than the CEO) on a performance development plan and a negative adjustment of the aggregate target bonus if the customer satisfaction score for our homebuilding operations falls below 85% according to an internal measurement method.  During fiscal 2009, our customer satisfaction score was below our target of 85%, so we reduced our aggregate payout by 3%.

The committee determined that no incentive was earned with respect to the operating income performance metric.  The committee considered our performance and determined to payout the total amount of the short-term incentive compensation that was earned under the Incentive Plan for the cash flow metric.  The committee established a pool for all executives’ performance development plans, company-wide, at 50% of target for this component.  The committee authorized payouts to our named executive officers (other than our CEO, who did not have such a plan), based on individual performance ratings, at up to 200% of the target amount.

The impact of these decisions, and the relationship of pay to performance, is illustrated in the following table that shows compensation decisions for our chairman and CEO for the last three fiscal years.

Fiscal Year (1)		Short-Term Incentive Compensation		Long-Term Incentive Compensation
	Base Salary	Target Amount ($)	Actual Amount Awarded ($)	Grant Date Value Awarded ($) (2)	Actual Value at Fiscal Year-End ($) (3)
2009	920,000	2,750,800	1,634,000	9,000,000	2,727,696
2008	920,000	4,000,000	0	3,500,000	159,165
2007	920,000	10,000,000	0	10,633,500	3,482,724

(1)	Based solely on the awards made during such fiscal year.

(2)	Includes for fiscal 2009 the full grant date value of a $5,000,000 award of restricted stock given for retention purposes that has a 5-year cliff vesting condition.

(3)
The value was computed based on the closing price of Centex common stock on the NYSE on March 31, 2009, the end of our fiscal year, and the principles described in notes (3) and (4) beginning on page 29, but excludes dividends on restricted stock and interest on deferred cash awards.

In its deliberations the committee took note of that fact that actual executive compensation in fiscal 2009 and fiscal 2008 was less than it appears from the amounts presented in the Summary Compensation Table.  This is because a large proportion of the recorded compensation relates to the FAS 123R expense of equity awards from prior years (as far back as May 2006) that no longer have the value they had at the grant date.  Additional information that focuses on the fiscal 2009 compensation decisions is included under “Fiscal Year 2009 Compensation Decisions” on page 18.

The committee believes that its compensation decisions for our named executive officers for this fiscal year are consistent with our compensation plans and philosophy, as described more fully under “Compensation Philosophy” on page 12, and are appropriate in light of the market, competitors actions, and the retention concerns discussed above.

Board Compensation.  Last fiscal year, the board of directors lowered its compensation for the board year beginning July 2008 by reducing the cash component of its compensation package from $100,000 to $65,000 per year per director.  In addition, in February 2009, the board decided to eliminate the $100,000 stock option award scheduled for July 2009.  The result is a reduction in aggregate board member compensation from fiscal 2008 to fiscal 2009.  Additional information about board compensation is included under “Director Compensation” on page 47.

Compensation Governance

The committee is currently comprised of three directors, Ms. Fairbairn (Chair), Mr. Falk, and Mr. Rose, each of whom is independent under the NYSE listing standards and Section 162(m) of the Internal Revenue Code, and each of whom is a “non-employee director” under Rule 16b-3 under the Securities Exchange Act.

The committee authorizes all awards under our incentive-based and equity-based compensation plans (other than equity awards for non-employee directors) and operates under a written charter adopted by the board.  The committee is responsible for approving compensation awarded to all of our executive officers, including the named executive officers.

Recent Changes to Compensation Practices

Over the past several years, there have been many changes in general industry (including homebuilding) practice in executive compensation.  On at least an annual basis, we and the committee review our compensation practices in light of industry changes.  Based on our reviews, we make changes to our compensation practices when we and the committee believe that such changes would be consistent with our goals of rewarding performance and retaining talented employees.  The following is a summary of some of the compensation changes that have been implemented in recent years.  We and the committee believe that the changes align pay with performance and tie compensation and pay with stockholders’ interests.

●	For fiscal 2009, we lowered the absolute target level of short-term incentive compensation for all of the named executive officers. See “Fiscal Year 2009 Compensation Process” on page 14.

●
In February 2008, we expanded our stock ownership guidelines to add a hold feature under which awarded shares must be held, and 50% of the after-tax value of stock option exercises and long-term performance unit cash payments must now be used to acquire shares, until the guideline is met.

●	Beginning in fiscal 2008, we capped cash bonuses payable under our Incentive Plan at 200% of the applicable target.

●
Beginning in fiscal 2008, we separated the calculation of short-term incentive compensation (which continues to be determined based on specific financial and other performance goals) from that of long-term incentive compensation (which is now typically awarded at the beginning of the fiscal year, and payable based on achievement of performance goals set out in the award or through the appreciation of the value of stock).  See “Fiscal Year 2009 Compensation Process” on page 14.

●
In fiscal 2008, we introduced long-term performance units, which we refer to as an LTPU or LTPUs, beginning in May 2007.  The LTPUs comprise a portion of the fiscal 2008 and 2009 long-term awards for our senior executives, are performance-based, and the ultimate payout is dependent on Centex’s performance over a three-year period.  See “Long-Term Incentive Compensation” on page 21.

●	In our pay planning for fiscal 2008 and subsequent years, we began to target the pay levels of more executives at median with better-defined comparators.

●
In February 2007, we implemented a claw-back policy pursuant to which the board may recoup the compensation paid to certain employees in certain circumstances if our financial statements are restated.  See “Policy on Recoupment in Restatement Situations” on page 25.

●
In June 2006, we adopted a severance policy for the named executive officers and certain other executives that provides for specified formulas for calculation of severance and also provides a ceiling on the amount of cash severance payments payable upon a termination of employment of no more than 2.99 times the total of annual salary and prior year’s total incentive compensation.  See “Executive Severance Policy” on page 44.

Compensation Philosophy

Purpose.  Our executive compensation and benefits programs are designed to create stockholder value by attracting, motivating, and retaining highly effective senior executives.  The committee believes that the skill and work of these executives are crucial to sustained long-term company performance and to the achievement of our strategic objectives.  We continue to seek and hire the best talent.  We are consistently ranked among the most admired companies in the homebuilding industry according to Fortune magazine.  We are one of only two homebuilders to have received the Platinum Award from J.D. Power & Associates for excellence in customer satisfaction.  Our training and development programs have also been recognized by leading industry trade publications.

Elements of Compensation.  To attract and retain highly effective executives and to motivate them to create stockholder value, we offer the principal categories of compensation listed in the following table, which also provides additional information regarding how our compensation program is designed to achieve these objectives:

Element	Objectives Achieved	Purpose	Target Competitive Position	Where Reported in Accompanying Tables
Base salary	•Attraction of qualified candidates •Competitive practice	Provide annual cash income based on: •level of responsibility, performance and experience •comparison to market pay information	•Compared to median of homebuilding peer group and general industry •Actual salary will vary based on the individual’s performance and experience in the position	Summary Compensation Table in the column “Salary”
Annual cash incentive	•Pay-for-performance	Motivate and reward achievement of the following annual performance goals: •corporate key metrics •other corporate and strategic goals	•Target compared to median of homebuilding peer group and general industry with adjustments as performance merits •Payout will vary based on actual performance
Summary Compensation Table in the column “Non-Equity Incentive Plan Compensation” and Grants of Plan-Based Awards table in the column “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards”

Long-term equity and other incentives	•Stockholder alignment •Focus on long-term success •Pay-for-performance •Retention	Provide an incentive to create stockholder value and to achieve our long-term objectives through awards of: •performance-based share units •stock option grants •restricted stock awards
•Target compared to median of homebuilding peer group and general industry with adjustments as performance merits
•Payout will vary based on actual stock performance
•Payout of performance-based share units will also vary based on actual company performance

Summary Compensation Table in the columns “Stock Awards” and “Option Awards”; Grants of Plan-Based Awards table in the column “Grant Date Fair Value of Stock and Option Awards”; Outstanding Stock Option Awards table; Outstanding Stock Awards table; Option Exercises and Vested Stock table

Retirement benefits	•Retention	Provide competitive retirement benefit plans through 401(k) / profit sharing plan	•Benefits comparable to those of homebuilding peer group	Summary Compensation Table in the column “All Other Compensation”

Element	Objectives Achieved	Purpose	Target Competitive Position	Where Reported in Accompanying Tables
Perquisites	•Competitive practice	Encourage focus on business operations and, where required, for competitive practice	•Programs for executive officers reviewed by the committee annually	Summary Compensation Table in the column “All Other Compensation”
Post-termination compensation (change in control, severance and retirement)	•Retention
Encourage attraction and retention of executives critical to our long-term success and competitiveness:
•executive severance plan, which provides eligible executives with payments and benefits in the event of certain involuntary terminations, including following a change in control (subject to committee approval at certain levels)
•payment of target bonus upon change in control (for most senior executives)
•executive change in control agreements providing for only a tax gross-up for certain “excess compensation” resulting solely from accelerated vesting in certain change in control events
			•Programs for executive officers reviewed by the committee	Termination and Change in Control Tables

Philosophy and Principles.  The committee makes decisions relating to executive compensation that reflect its market-driven, performance-based, stockholder-aligned philosophy, as well as practical considerations relating to the need to attract and retain high quality executives.  The committee designed executive pay for fiscal 2009 according to the following principles:

●	Market Comparisons – We compare ourselves to both industry-specific peers and general industry peers for compensation and benefits comparison purposes.

▪	Key operations positions (e.g., Mr. Eller and Mr. Barclay) are compared primarily against industry-specific practices, with consideration given to general industry practices.

▪	Key functional positions (i.e., Ms. Smith, Mr. Bosch, and Mr. Woram) are compared primarily against general industry practices, with consideration given to industry-specific practices.

●
Competitive Pay Targets – Pay levels are initially targeted at the median of the relevant industry-specific or general industry peer group (market median) for expected levels of performance (market median), with the opportunity for the committee to adjust pay to significantly exceed, or be significantly lower than, the market median when merited by performance.  For purposes of setting individual compensation potentials, pay levels include base salary, short-term incentive compensation, and the grant date value of long-term awards.

●
Performance Target Setting – Performance is measured against both absolute performance standards and the performance of our peers.  Absolute performance standards are determined taking into account expected levels of competitive performance.

●
Performance Metrics – Short-term incentive compensation will be based on short-term financial and operational metrics that ultimately drive long-term stockholder value.  Long-term performance metrics, when applicable, will be longer-term (typically three years) measures of financial and operational performance that drive long-term stockholder value.

●
Level of Organizational Performance – All executives have a portion of their incentive compensation, including long-term compensation, focused on overall company performance.  Each executive’s short-term incentive compensation primarily reflects the company’s total results, except for the portion related to his or her performance development plan.

●
Mix of Pay – The amount of at-risk compensation reflects each position’s degree of impact on business results.  The committee believes that, in the case of the named executive officers, at least 50% of total pay (exclusive of base salary) at expected performance levels should consist of long-term incentive compensation.

The committee believes that various elements of this program effectively achieve the objective of aligning compensation with performance measures that are directly related to Centex’s financial goals and business strategy and creation of stockholder value without encouraging executives to take unnecessary and excessive risks.

Fiscal Year 2009 Compensation Process

The committee generally reviews and makes determinations regarding base salary, short-term incentives, and long-term incentives on an annual basis in accordance with a pre-determined process.  On a less frequent basis, the committee typically evaluates and revises other benefits, such as those provided under plans and arrangements available to a broad range of employees.  A detailed description of the process followed by the committee in setting compensation for fiscal 2009 is presented below.

Because our fiscal year ends on March 31, the committee makes many of its compensation decisions at its meeting in May of each year.  In May 2008, the committee made decisions about long-term awards for our named executive officers for fiscal 2009, because these awards are made prospectively.  During the fiscal year, the committee made special retention awards to certain named executive officers.  See “Long-Term Incentive Compensation” on page 21.

In May 2009, after the conclusion of our most recent fiscal year, the committee made decisions about short-term incentive compensation awards, or bonuses, for our named executive officers based on our performance during fiscal 2009.

For fiscal 2009, the compensation setting process for the named executive officers involved the following steps:

●
At the beginning of the fiscal year: (1) setting overall company performance goals for the year, and (2) setting individual levels of target short-term incentive compensation for the year and a range of value of potential long-term awards to be awarded after the end of the year (unrelated to the fiscal year’s performance, but related to future years’ performance).

●
After the end of the fiscal year: (3) measuring actual performance and comparing it to the approved performance metrics to determine individual compensation potentials under the performance plan, and then exercising discretion to reduce the amounts, if appropriate, and (4) awarding long-term incentive compensation to the named executive officers.

These steps are described in more detail below.

Market Comparison.  We review competitive compensation data from both (1) the homebuilding industry and (2) non-homebuilding industry companies, or “general industry companies,” to establish base salary ranges, total annual short-term incentive compensation targets, and total direct compensation targets for our senior executives.

For fiscal 2009 the homebuilding industry competitors considered, or “homebuilding peer group,” consisted of the 12 largest by total revenue publicly owned homebuilding companies other than Centex.  The companies in this group were:  Beazer, D. R. Horton, Hovnanian, KB Home, Lennar, MDC, Meritage, NVR, Pulte, Ryland, Standard Pacific, and Toll Brothers.  Specifically, we reviewed the compensation of these competitors’ named executive officers to compare base salary and incentive compensation potentials for Mr. Eller and Mr. Barclay.

In addition to data available in competitors’ proxy materials, we reviewed data from leading executive compensation surveys on companies with revenues from $6 billion to $12 billion.  These surveys were:

●	Hewitt 2006 Total Compensation Measurement (TCM) Executive Regression Analysis
●	Towers Perrin 2007 Executive Compensation Database
●	William M. Mercer 2007 Mercer Benchmark Database – Executive

The form of the data presented regarding the companies differed significantly from the data provided to us from the compensation comparison exercise conducted against the homebuilding peer group.  The databases used to prepare the surveys described above are not compiled solely for Centex but rather are databases containing comparative compensation data and information for hundreds of other industrial companies across multiple executive positions.  As a result, the information in the surveys do not permit us to compare executive compensation against certain or select companies included in the surveys and the companies against which Centex’s compensation is compared may vary by position.

We believe these are the appropriate groups against which to evaluate our executive compensation because they consist of organizations against whom we compete for executive talent.  We review the comparison groups annually, and we revise them as appropriate so that they continue to represent organizations with which we compete for executive talent in the marketplace.  Evaluating our compensation programs in comparison to these other groups helps us assess whether the compensation we pay is reasonable and competitive in the marketplace.

Setting Performance Goals.  Early in the fiscal year, the committee, working with senior management and the committee’s compensation consultant, reviewed our projected performance for the current fiscal year.  The committee also reviewed the comparative company data described above to establish levels of target short-term incentive compensation and the potential range of value of potential long-term incentive compensation awards.  Then the committee set performance goals, which are the ranges of performance standards (also called metrics) for which the executives would be paid short-term incentive compensation.

For fiscal 2009, the committee established the following categories of performance goals and relative weights for the named executive officers:

Goals	Timothy R. Eller	Catherine R. Smith, David L. Barclay, Joseph A. Bosch, and Brian J. Woram
Corporate key financial goals	100%	75%
Other corporate financial and strategic performance goals (performance development plans)	—	25%
Total	100%	100%

The committee established these allocations to strike an appropriate balance between aligning the executives with our overall corporate objectives and with individual performance accountability for each executive’s area of responsibility.

This year, the corporate key financial goals were:

●
Operating income, which consists of earnings from continuing operations before impairments and income taxes from Centex as a whole for fiscal 2009 (accounting for our financial services businesses under the equity method), and

●	Cash flow, which consists of cash flow from continuing operations from Centex as a whole for fiscal 2009.

The two goals were weighted equally.  We chose operating income because it is critical to our stockholder-aligned earnings per share and a very good measure of the health of our business.  We chose cash flow to help drive short-term cash generation and to motivate reduction of inventory.  The two in combination were designed to create a balance between generating operating profit and generating cash.

In order to better guide personal and company performance and personal development, we established a procedure at the beginning of fiscal 2008 for each executive (other than the CEO) to develop with his or her supervisor an individual performance development plan, which includes action items and performance results specifically designed for the executive.  Executives are to meet with their supervisor at the beginning of the year when the plan is being developed, at midyear, for a mid-point performance review, and at the end of the year to summarize progress.

As part of the performance development plans, the chief executive officer established other corporate financial and non-financial strategic performance goals that are intended to challenge our executives and to motivate them to stretch to exceed our long-term objectives.  These goals, intended to further align compensation with achieving the goals of our business plan, included:

●	strategy execution
●	process improvement
●	cost reduction
●	talent development and management

Actual performance in these areas is reviewed by the chief executive officer following the end of the fiscal year, and he makes a recommendation to the committee regarding his assessment of the named executive officers’ performance of those goals.

The committee and the board also establish goals for the CEO for the fiscal year.  Actual performance of the CEO is reviewed by the committee, and the committee reports and discusses the results of the CEO’s performance against these goals with the board when setting the CEO’s incentive compensation and long-term awards.

Balance of Short-Term and Long-Term Compensation.  In setting fiscal 2009 compensation for our named executive officers, the committee focused on total direct annual compensation, which consists of:

●	Annual cash compensation (base salary and short-term incentive compensation (cash bonus)); and

●	Long-term equity and performance-based incentive compensation.

As described above, the committee established a target short-term incentive (cash bonus) award under the Incentive Plan that would be paid to each of the named executive officers based on the applicable performance metrics and the performance development plan.

The committee also established ranges of value (expressed in dollars) of potential long-term awards that it would consider making.  The ranges of potential long-term awards were established by reference to the total pay comparative information but were not derived by a formula as the short-term compensation component had been designed (and as prior years’ incentive compensation had been designed).  The committee has authority to determine long-term compensation awards made to the named executive officers.

Setting Individual Compensation Potentials.  As it set performance goals, the committee also set individual compensation potential for each executive.  The financial reward varied by individual executive according to relevant factors, such as competitive pay information for that position in the homebuilding peer group and general industry comparator group, tenure, experience, critical role, individual performance, and retention.

The named executive officers’ short-term incentive compensation potentials were established under our 2003 Annual Incentive Compensation Plan, a stockholder-approved plan that provides for performance-based cash awards, which we call our Annual Plan, and our 2003 Equity Incentive Plan, which we call the 2003 Equity Plan, a stockholder-approved plan that provides for grants of stock options, other equity awards, and performance awards, including cash awards.

Consistent with its approach to total direct compensation, the committee established in May 2008 fiscal 2009 total direct compensation targets for each of our named executive officers (other than the chief executive officer), as follows:

Name	Base Salary ($)	Target Short-Term Incentive Compensation ($)	Target Long-Term Incentive Compensation ($)	Target Total Direct Compensation ($)
Catherine R. Smith	572,000	572,000	1,500,000	2,644,000
David L. Barclay	475,000	950,000	1,500,000	2,925,000
Joseph A. Bosch	410,000	328,000	600,000	1,338,000
Brian J. Woram	450,000	450,000	600,000	1,500,000

These targets formed the basis for the committee’s compensation decisions in fiscal 2009 and the committee believes that the fiscal 2009 target amounts established were appropriate and consistent with our compensation objectives.  The committee also considered such factors as performance, criticality of skills and retention for special supplemental awards.

The target short-term incentive compensation is a percentage of the executive’s base salary.  The range of possible payouts is expressed as a percentage of the target level and was determined with the objective of encouraging a performance-oriented environment.  The target payment amounts and range of possible payouts for the short-term incentive compensation for fiscal 2009 under our Incentive Plan were as follows:

Name	Target Payment Amount as % of Base Salary	Possible Payout
Timothy R. Eller	299%	0% - 200% of target payment amount
Catherine R. Smith	100%
David L. Barclay	200%
Joseph A. Bosch	80%
Brian J. Woram	100%

By comparison, the target percentages for the previous year (fiscal 2008) were higher:  Mr. Eller – 435%; Ms. Smith – 125%; Mr. Barclay – 400%; Mr. Bosch – 100%; and Mr. Woram – 125%.

The fiscal 2009 target amounts described above differ from the amounts set forth in the Summary Compensation Table on page 29 because:

●	Short-term incentive compensation is included at the target level, while the Summary Compensation Table reflects the actual amount awarded for fiscal 2009.

●
Long-term incentive awards are valued at the full grant date value instead of the amounts required to be included in the Summary Compensation Table.  Accounting rules require long-term awards that vest over multiple years to be expensed in equal annual portions over the vesting period, so that expense of current year time-vested awards also appears in later years, and the expense of certain prior year time-vested awards appears in the current year.

●
In setting total annual direct compensation targets, the committee does not include deferred compensation earnings or other compensation, although those amounts are required to be included in the Summary Compensation Table.

Consultant Involvement.  Senior management furnishes the committee with projections of company performance and other information throughout the compensation setting process.  Senior management also makes recommendations to the committee regarding compensation plan design, including metrics, performance goals, target awards, and incentive compensation potentials, except for the chief executive officer.  In formulating its recommendations to the committee, management relied on compensation information and advice provided to it by Towers  Perrin.

The committee selected and engaged Frederic W. Cook & Co., Inc., which we refer to as Cook & Co., as its compensation consultant for fiscal 2009.  Cook & Co. reported directly and exclusively to the committee.

The scope of Cook & Co.’s engagement by the committee included:

●	Conducting a review of the competitive market and peer data (including base salary, annual incentive targets, long-term incentive targets, and estimated performance data) for our CEO;

●
At the committee’s request, reviewing and commenting on recommendations by management concerning executive pay programs, including pay philosophy, pay levels, incentive pay mix, program changes and redesign, special awards, change in control provisions, promotions, retirement, compensation trends, etc., as desired by the committee; and

●	Reviewing and commenting on the committee’s report for the proxy statement.

The committee’s compensation consultant attended all meetings of the committee.  The consultant also conducted education sessions on executive compensation for committee members and the board.

During the fiscal year, at the committee’s request, Cook & Co. also provided advice to our governance committee regarding certain aspects of director compensation.

Tally Sheets.  When making compensation decisions, the committee analyzes individual named executive officer tally sheets, which are prepared by management and reviewed by the committee’s compensation consultant.  Each of these tally sheets presents the dollar amount of each component of the named executive officers’ compensation, including current cash compensation (base salary and short-term incentive compensation), accumulated deferred compensation balances, outstanding equity awards, retirement benefits, perquisites, and any other compensation.  The committee uses tally sheets to understand how its compensation decisions may affect each officer’s total compensation in a particular year and over a multi-year period.  Tally sheets are also used to determine how current pay decisions could affect potential future post-termination payments, such as retirement benefits and severance payments.

The overall purpose of these tally sheets is to bring together, in one place, all of the elements of actual and potential future compensation for named executive officers, as well as information about company equity value, so that the committee may analyze both the individual elements of compensation (including the compensation mix) as well as the aggregate total amount of current and projected future compensation.

In making its compensation decisions, the committee noted that the compensation analysis included in the tally sheets, and the compensation actually awarded, differed materially from the compensation required to be disclosed under SEC rules in the Summary Compensation Table on page 29.  That table includes the compensation expense for fiscal 2009 under FAS 123R (which is described under “Compensation Expense” on page 33) of outstanding option and stock awards, many of which were awarded in prior fiscal periods (as early as May 2006).  For example, the committee noted that for most of the named executive officers a large component of the compensation listed under the Stock Options column related to compensation expense for stock options awarded between 2006-2008 but these stock options currently represent little or no value to management since the exercise prices were well above the market price at March 31, 2009, the date on which the compensation table information was determined.

Committee Discretion.  The committee retains the right to use its discretion to award amounts below the computed compensation plan payouts when it believes that a lower award amount is appropriate.  In addition, the committee may make other discretionary awards of short-term and long-term incentive compensation if the committee concludes that such awards are in Centex’s best interests, such as where they are necessary to attract or retain key executives and other employees or recognize outstanding performance, even if company performance is below expectations.

Fiscal Year 2009 Compensation Decisions

The committee attempts to make compensation decisions consistent with the foregoing philosophy and principles.  A detailed description of the decisions made by the committee in setting compensation for fiscal 2009 is presented below.

The key financial goals at the corporate level, the potential payout multiple for achieving these goals (as a percentage of target), and the actual fiscal 2009 results as determined by the committee, were as follows:

	Potential Payout as % of Target ($ in millions)
	0%	100%	200%	Actual ($ in millions)	Actual Payout as % of Target
Operating income	(300)	(100)	200	(402)	0%
Cash flow	500	1,000	1,750	1,247	133%

In accordance with our Incentive Plan, the aggregate payouts were reduced by 3% because our customer satisfaction score for our homebuilding operations fell below the established target.

The chief executive officer, in consultation with the committee, assessed performance against the other corporate financial and strategic performance goals included in the performance development plans of the other named executive officers.  The committee reviewed the performance assessments made by the CEO as the supervisor for each of the other named executive officers under the individual performance development plans.  The committee concurred with the assessments.  Although the committee did not focus on each of the specific goals included in the performance development plans, the committee believed that the plans had met their intended purpose and that the assessments and corresponding incentive compensation credit were appropriate under the circumstances.

After the end of fiscal 2009, management computed the amounts of short-term incentive compensation under the Incentive Plan based on the business results.  The committee reviewed actual performance against the performance goals established at the beginning of the fiscal year and determined and certified the short-term incentive compensation award that was earned under the key financial goals for each executive under the respective target.  The committee considered the performance on the other corporate financial and strategic performance goals for the named executive officers.

The committee reviewed and certified the calculated and awarded short-term incentive compensation in light of a number of factors:  our total company performance, our performance after taking into account impairment charges and other special charges this year, our relative performance against the peer homebuilders, and the incentive compensation paid to other homebuilding executives during recent quarters.  The committee discussed the calculated incentive compensation with the committee’s compensation consultant and used his input in coming to their conclusions.  The committee also discussed the projected incentive compensation of the named executive officers with the CEO.

After the discussions, the committee decided to payout short-term incentive compensation for all of the named executive officers as permitted under our Incentive Plan.  The committee believed that funding the pool for personal development plans at 50% (as opposed to 100%), and in accordance with management’s recommendation, reflected business and market conditions.

CEO Compensation

The committee considers compensation of the chief executive officer to be among its most important responsibilities.  The chief executive officer should be both motivated and properly rewarded by our incentive compensation programs.  The committee provides incentives for the chief executive officer to lead the business in a direction that will maximize stockholder value over the long-term, not just the next year.  The committee rewards the chief executive officer for performance consistent with the business plan and with the board’s expectations.

Mr. Eller, our chief executive officer, has no employment agreement with us.  He participated with other executive officers under our Incentive Plan based on the corporate key financial goals discussed above.  Although we reported a loss from continuing operations during fiscal 2009, we had cash flow from operations of over $1.38 billion and achieved many of our business goals.  Mr. Eller has been, and continues to be, instrumental in completing a business process review that will benefit us for years to come.  For example, we have implemented dramatic changes to our scheduling and construction processes that have made them more efficient and cost effective.  In addition, during the fiscal year we sold three non-core businesses, HomeTeam Services, Westwood Insurance Agency and CTX Builders Supply, each at a profit.  We also reorganized our mortgage lending operations.  Those steps collectively created a strong cash balance at the beginning of fiscal 2010, a better cost structure, and otherwise helped to position Centex for the future.

The following table summarizes the payout opportunities and shows the actual payout of short-term incentive (annual cash bonus) for our CEO for fiscal 2009:

Name	Target Short-Term Incentive Compensation ($)	Calculated Short-Term Incentive Compensation per Plan ($)	Actual Short-Term Incentive Compensation Payout ($)
Timothy R. Eller	2,750,800	1,746,758	1,634,000

The committee awarded Mr. Eller short-term incentive compensation or bonus for fiscal 2009 in accordance with our Incentive Plan, after considering the following factors: our performance, the relative performance of our homebuilding peer group, recent compensation paid to other homebuilding CEOs, his performance on his personal goals and objectives for the year, and the other factors described below.  His target bonus for the fiscal year was $2,750,800.  The committee exercised its discretion to reduce Mr. Eller’s bonus below the calculated short-term incentive per the Plan (63.5% of target) because Mr. Eller’s bonus does not contain an express personal development component and the committee did not believe Mr. Eller should receive a higher percentage of his target than the bonus pool in general (59.4%).

In May 2008, the committee awarded long-term incentive compensation to Mr. Eller consisting of stock options covering 252,844 shares with a grant date value of $2,000,000 and an exercise price of $22.08 per share, and a LTPU with a target grant date value of $2,000,000 and an exercise price of $22.08 per share, measured by performance in respect of fiscal years 2009 to 2011.  In July 2008, the committee also awarded to Mr. Eller 341,763 shares of restricted stock, with a grant date value of $5,000,000 ($14.63 per share).  This latter award was made as a retention incentive for Mr. Eller and to help ensure continuity during this housing downturn.  The shares vest at the end of five years.  For additional information, see “Long-Term Incentive Compensation” on page 21.

The following table summarizes the committee’s principal compensation decisions for the CEO at its last four annual compensation setting meetings.

Principal Compensation Committee Decisions
	Cash-Based		Long-Term Awards
Meeting Date	Base Salary ($)	Short-Term Incentive Compensation ($)	Grant Date Fair Value of Stock Options ($)	Other Long-Term Awards ($) (1)	Total ($)
May 09	920,000	1,634,000	0	0	2,554,000
May 08	920,000	0	2,000,000	7,000,000	9,920,000
May 07	920,000	0	1,500,000	2,000,000	4,420,000
May 06	920,000	10,633,500	5,316,744	5,316,756	22,187,000

(1)	For May 2008, includes the full value of the restricted stock retention award with a grant date fair value of $5,000,000 approved in July 2008.

Mr. Eller received an annual base salary of $920,000 in fiscal 2007, 2008, and 2009 (determined by the committee in May 2006, 2007, and 2008, respectively).  In May 2009, the committee decided not to change Mr. Eller’s annual base salary for fiscal 2010.

Based on information provided by Cook & Co., the committee’s compensation consultant,  Mr. Eller’s base salary remains below the 25th percentile of the range of estimated 2010 base salaries of chief executive officers in the homebuilding peer group, and his total direct pay package for fiscal 2009 (consisting of his base salary, his actual cash bonus, the grant date fair value of his May 2008 stock option award and LTPU award, and the annualized value (1/5) of his August restricted stock award) is between the median and the 75th percentile of estimated 2008 compensation packages of chief executive officers in the homebuilding peer group.

Mr. Eller’s total annual compensation is determined by the committee in the same manner as the total annual compensation of the other named executive officers, based on the policies and process described above.  The disparities in Mr. Eller’s total compensation as compared to that of the other named executive officers exist because his responsibilities are greater and his ability to impact the future of Centex is greater.

The average total direct target compensation awarded to the other named executive officers was (excluding Mr. Barclay) 25% of the total compensation of the CEO; Ms. Smith’s, Mr. Bosch’s, and Mr. Woram’s total compensation consisted of 35.7%, 14.6%, and 24.9% of Mr. Eller’s total compensation, respectively.  The committee believes that these compensation relationships effectively reflect each named executive officer’s level of responsibility, our core compensation philosophy, and a relatively flat organization structure.

Other Executive Officer Compensation

At the end of fiscal 2009, the CEO reviewed the actual performance of each named executive officer (other than himself) against the applicable corporate financial and strategic performance goals (performance development plans).  Although the individual performance development plans varied by individual officer, they generally contained both objective, quantitative performance criteria and subjective ratings.  Based on this review, the CEO reported his assessment of individual performance to the committee.  The CEO then recommended aggregate short-term incentive compensation payout amounts for each executive based on both our actual performance on the corporate key financial goals and the executive’s performance on his or her individual performance development plan.  For each named executive officer, the committee independently reviewed the CEO’s assessment, Centex’s performance as a whole and the executives’ performance.  The committee has the discretion to accept, reject, or modify the CEO’s recommendations.  For fiscal 2009, the committee concurred with the CEO’s recommendation regarding the payout amounts and made the short-term incentive compensation awards accordingly.

The following table summarizes the payout opportunities and shows the actual payout of short-term incentive (annual cash bonus) for the named executive officers (other than the CEO) for fiscal 2009:

Name	Target Short-Term Incentive Compensation ($)	Calculated Short-Term Incentive Compensation per Plan ($) (1)	Actual Short-Term Incentive Compensation Payout ($)
Catherine R. Smith	572,000	411,154	410,981
David L. Barclay	950,000	682,860	—	(2)
Joseph A. Bosch	328,000	235,766	225,344
Brian J. Woram	450,000	323,460	323,324

(1)	Assumes funding of the performance development plans at 100% of target.

(2)
Mr. Barclay’s employment was terminated as of March 31, 2009 and, accordingly, he received severance benefits instead of an incentive compensation payment for fiscal 2009.  See “Termination and Change in Control Arrangements” on page 23.

Long-Term Incentive Compensation

Annual Awards.  Consistent with its new long-term award philosophy, at the beginning of fiscal 2009 (in May 2008), the committee also considered long-term incentive compensation awards for the named executive officers.  These awards are made independent of the prior fiscal year’s performance goals, and are to align management with stockholder interests, motivate future performance, and for retention purposes.  The committee reviewed the range of potential long-term awards that it established at the beginning of fiscal 2008 and considered our overall performance for fiscal 2008, the individual performance of the named executive officers, and other factors.  The total grant date value of the long-term awards for our CEO, $4 million, was consistent with previous years’ long-term awards.  The committee decided to award long-term incentive compensation in fiscal 2009 (in May 2008) to the named executive officers within the range of the potential long-term awards that the committee established at the beginning of the fiscal year.  The value of the awards was consistent with our competitive pay targets, and were as follows:

May 2008 Long-Term Awards
Name	Grant Date Fair Value of Stock Options ($)	Target Value of Long-Term Performance Units ($)
Timothy R. Eller	2,000,000	2,000,000
Catherine R. Smith	750,000	750,000
David L. Barclay	750,000	750,000
Joseph A. Bosch	300,000	300,000
Brian J. Woram	300,000	300,000

The awards consisted of stock options (50%) and LTPUs (50%).  The committee made the awards in this mix for the following reasons:  stock options are traditionally a means of motivating management to increase company performance as the value of those awards is generated primarily through appreciation in a company’s stock price.  The LTPUs also enhance performance motivation since the ultimate payout is based both on company stock performance as well as relative performance against peer companies, as noted below.

The stock options vest in installments of one-third of the total amount awarded on each of March 31, 2009, 2010, and 2011.  All of the stock options have a seven-year term.  For this purpose, the options were valued using the Black-Scholes valuation method and have an exercise price equal to the closing sale price of Centex common stock on the NYSE on the date of grant.  The awards were made under our 2003 Equity Plan or 2001 Stock Plan.  The 2001 Plan is a separate stockholder-approved plan under which nonqualified stock options and restricted stock awards may be granted to our officers, key employees, and directors.

The LTPUs were three-year awards and were substantially identical to the awards made in May 2007 except that there is a single performance goal, which is total stockholder return relative to a peer group, and the performance measurement period is the three fiscal years ending March 31, 2011.

The performance goal for the LTPU awards, and the potential payout for achieving this goal, were as follows:

	Potential Payout as % of Target
	0%	25%	100%	200%
Relative total stockholder return (expressed as a percentile)	<25th	25th	50th	100th

We chose this relative metric to reflect investors’ overall assessment of our performance and we felt this measure was very much aligned with stockholder interests.

The LTPU plan peer group is comprised of a subset of the homebuilding peer group and includes: Beazer, D. R. Horton, Hovnanian, KB Home, Lennar, MDC, Pulte, and Ryland.  We used total revenue and similarity to our business model as the primary criteria in selecting these companies.  The eight companies in this peer group, along with Centex, generated the highest total revenue of all publicly owned U.S. homebuilders at the beginning of the period of time being compared.

The target dollar value of these LTPU awards was divided by the 30-day average closing sale price of Centex common stock on the NYSE preceding the beginning of the April 1, 2008 performance period to determine the target number of LTPUs.  The LTPUs have a three-year cliff vesting period ending on March 31, 2011 and will be subject to adjustment upward (up to 200%) or downward (to zero) from the target number at the end of the three-year performance period based on our relative stockholder return compared to the LTPU plan peer group.  The adjusted number of LTPUs will generally be multiplied by the 30-day average closing sale price of Centex common stock on the NYSE preceding the end of the performance period and the resulting value (if any) will be paid in cash.  The LTPU awards were granted under our 2003 Equity Plan.  Performance unit amounts earned generally will be payable in cash in May 2011.

Special Restricted Stock Awards.  In July 2008, the committee also approved an award of restricted stock to the CEO and certain executive officers as a retention award.  These awards were in addition to the long-term performance-based awards described above.

The number of shares of restricted stock awarded to each award recipient was determined by dividing the value of the award as of the date of grant by the fair value of Centex common stock on the NYSE on the date of grant.  The shares of restricted stock will vest at the rate of 33¹∕3% per year on each of the second, third, and fourth anniversary of the date of grant, except for Mr. Eller’s award, which vests five years after the date of grant.

The committee awarded restricted stock to the named executive officers with fair values as of the date of grant in the following amounts:

Name	Grant Date Fair Value of Restricted Stock ($)
Timothy R. Eller	5,000,000
Catherine R. Smith	500,000
Joseph A. Bosch	450,000
Brian J. Woram	600,000

The committee determined that the retention of the award recipients is critical to our future success, given the importance of the services they are engaged in providing at the current stage of the business cycle.  None of the award recipients has an employment agreement with us.  Therefore, the committee made these awards to ensure the stability of our leadership team by providing an incentive for these individuals to remain with Centex during the award vesting period.  The award recipients are key to our realization of benefits associated with our core business process reengineering and other strategic initiatives that are intended to position Centex for future success.  Any unvested portion of the awards will be forfeited if the awardee voluntarily terminates employment, and would become vested and be paid out in full if there is a change of control or upon the awardee’s death or disability.

The value of these awards, when added to the grant date value of the long-term awards granted to the award recipients in fiscal 2009 (in May 2008), did not exceed the range of values of potential long-term awards approved by the committee for each award recipient for fiscal 2009, except with respect to Mr. Eller.  The committee did not approve a range of values of potential long-term awards for Mr. Eller for fiscal 2009, as the committee wanted to review his long-term awards in light of all the circumstances at the time of grant.   Mr. Eller is integral to the implementation of our strategic plan, and the board wants to ensure his continued focus on the successful execution of that plan.

Special Deferred Cash Awards.  On March 13, 2009, the committee made deferred cash awards of $1,144,000 to Ms. Smith, our executive vice president and chief financial officer, and $900,000 to Mr. Woram, our senior vice president and chief legal officer.  The awards were made under our executive deferred compensation plan.  The awards will vest and be paid out in five equal installments made over a 2½-year period beginning June 30, 2009 and ending on December 31, 2011, and will not bear interest.  The committee made the awards for retention purposes in order to assure the continued engagement and assistance of these individuals during the current downturn in the housing market.

Information about long-term compensation awards made in May 2009 is included under “Executive Compensation for Fiscal Year 2010” on page 27.

Termination and Change in Control Arrangements

We have no employment arrangements with our CEO or any of the other named executive officers.

We have an executive severance policy that applies to our executive officers, including the named executive officers.  We believe our severance policy is generally consistent with those maintained by our peer companies and is important for attracting and retaining executives who are critical to our long-term success and competitiveness.  The executive severance policy was adopted in 2006 in order to specify the benefits that would be paid upon a termination of employment of existing executives.  The committee considered the aggregate potential obligations of Centex in the context of the desirability of terminating the individual.  The components of the severance policy were determined by the committee to best promote the objectives stated above.  For additional information concerning the policy, see “Executive Severance Policy” on page 44.

Under the terms of our equity-based compensation plans and our executive severance policy, the CEO and the other named executive officers are entitled to payments and benefits upon the occurrence of specified events including termination of employment (with and without cause) and upon a change in control.  The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail under “Termination and Change in Control Tables” on page 40.

Centex has entered into change in control agreements with the named executive officers to provide a tax gross up if certain payments or deemed payments upon a change in control cause an excise to the executive, as described under “Change in Control Agreements” on page 46.  The gross-up covers only applicable excise taxes (and incremental income taxes on excise tax reimbursements).  With respect to these change in control provisions, the committee examined the relative costs of these arrangements in light of the expected benefit in a change in control transaction, and determined that the benefits that would be derived merit the cost to Centex.  Based on current market prices, we do not believe that we would be required to make any tax gross up payments under these arrangements to the named executive officers in a change in control.

The committee also noted that its changes in the incentive compensation structure in fiscal 2008 and for subsequent years to (a) separate short-term and long-term awards, (b) remove long-term awards from formulaic grants, and (c) readjust the incentive compensation potentials for all the named executive officers, materially reduced the amounts payable to the CEO and the named executive officers in the various termination and change in control scenarios as of March 31, 2009 over the amounts disclosed in the prior year.

Centex and David L. Barclay entered into a separation agreement in connection with Mr. Barclay’s departure from the company on March 31, 2009.  The separation agreement provided for (a) a cash severance payment to Mr. Barclay of $2,137,500, representing one and one-half times the sum of Mr. Barclay’s base salary at March 31, 2009 plus a pre-determined multiple of his base salary, as required by our Executive Severance Policy, (b) accelerated vesting of his outstanding long-term incentive awards that would otherwise have vested during the 18-month period after termination of employment, as required by the Executive Severance Policy, (c) outplacement benefits valued up to $25,000, and (d) payment of $32,885 of accrued vacation pay.  Mr. Barclay agreed (i) to release Centex from all actions, suits, and demands related to his employment, (ii) not to disclose confidential information regarding Centex, and (iii) for 18 months after termination of employment, not to perform certain services similar to those he performed for Centex for certain competitor companies or solicit our employees to terminate their employment.  See “Certain Termination Payments” on page 43.  A company controlled by Mr. Barclay is acting as a consultant to a subsidiary for one year beginning April 1, 2009.

Perquisites

We have historically provided our CEO and the other named executive officers with several perquisites, including automobile allowances or use of a company car, country club or health club memberships, personal physical examinations, personal use of company-owned or leased aircraft, and personal use of tickets to various sporting and entertainment events that were purchased, but not used, for business purposes, varying in certain degrees among the executives.  We have provided perquisites as a means of providing additional compensation to the named executive officers, commensurate with their positions and similar to other executives.  However, in light of current business conditions and the current levels of compensation for our named executive officers, during fiscal 2008 the committee reviewed our policies regarding the availability of perquisites going forward for fiscal 2009, and limited many of the perquisites that we historically provided.  During fiscal 2009, none of our named executive officers had perquisites of greater than $10,000.

Our corporate jet was sold during fiscal 2008 and during fiscal 2009 we sold our remaining fractional interest in a jet owned by a third party.  There were only two instances of personal use of the leased aircraft by management during fiscal 2009, and none by non-employee directors.  Use of company cars was eliminated and automobile allowances were reduced for the named executive officers during fiscal 2009.  Further, we did not provide any gross up payments for taxes incurred by the named executive officers in connection with any personal use of aircraft or other perquisites in fiscal 2009.  The committee intends to review our policies with respect to perquisites on a regular basis and to consider whether, and to what extent, it may be appropriate for the named executive officers to discontinue use of the perquisites.

Additional Compensation Information

Use of Compensation Consultants.  As previously discussed, the committee selected and engaged Frederic W. Cook & Co. as its compensation consultant for fiscal 2009.  In this role, the committee asked Cook & Co. (among other things) to review management’s compensation recommendations for the named executive officers, other than the CEO.

Senior management relied upon other consultants for information and advice in formulating its compensation recommendations to the committee.

Role of the Chief Executive Officer in Compensation Decisions.  Our chief executive officer makes a recommendation to the committee each year on the appropriate target short-term and long-term incentive compensation awards to be paid to our named executive officers, excluding himself.  The committee makes a final determination of the target total compensation (and the individual short-term and long-term awards) to be awarded to each executive officer, including our chief executive officer, based on the committee’s determination of how that compensation will aid in achieving the objectives of our compensation policies.  Although our chief executive officer typically attends committee meetings, none of the other named executive officers is present during the portion of the committee’s meetings when compensation for these named executive officers is set.  In addition, the chief executive officer is not present during the portion of the committee’s meetings when his compensation is set.

Policy Regarding Grant of Equity Awards.  We have adopted a policy regarding the grant of equity awards under the terms of our various equity plans.  We make equity awards to enhance the link between the creation of stockholder value and long-term incentive compensation, provide an opportunity for increased equity ownership by employees and directors and maintain competitive levels of total compensation.

Equity awards to employees generally will be made once each fiscal year at a meeting of the committee held in the first quarter of the fiscal year.  The meeting will be held from three to 30 business days after our earnings release for the fourth quarter of the prior fiscal year.  The committee may make exceptions to these guidelines for new hires, promotions, and other special circumstances.  Equity awards approved at meetings other than the annual, first quarter meeting will have a grant date specified by the committee that is no earlier than the third business day following the date of issuance of our next earnings release.

Equity awards to non-employee directors generally will be made once each fiscal year at a meeting of the committee held in connection with our annual meeting of stockholders.  The meeting typically will be held from three to 30 business days after our earnings release for the first quarter of the current fiscal year.  However, if the meeting is not held within that time frame, the grant date of the equity awards to the directors will be a specified date after the meeting at which they were approved that is within that time frame.  The committee may make exceptions to these guidelines for new non-employee directors and special circumstances.

The date on which an equity award is granted is the date specified in the resolutions of the committee authorizing the grant.  The grant date must fall on or after the date on which the resolutions are adopted by the committee.  For stock options, the exercise price cannot be less than the fair market value of a share of our common stock on the date of grant.  Fair market value is defined generally in the plans as the closing sale price of the common stock as reported on the NYSE on the date of grant.

Except as described above, we do not have any program, plan, or practice to time the grant of equity awards in coordination with the release of material non-public information.  We try to make equity awards at times when they will not be influenced by scheduled releases of information.  We do not time or plan the release of material non-public information for the purpose of affecting the value of executive compensation.

Policy on Recoupment in Restatement Situations.  As described above, a significant percentage of our executive officer compensation is incentive-based.  This is an important aspect of our “pay-for-performance” culture.  The determination of the extent to which the incentive objectives are achieved is based on our published financial results and the committee’s ability to exercise negative discretion.  In addition, the Sarbanes-Oxley Act of 2002 mandates that the chief executive officer and the chief financial officer reimburse us for any bonus or other incentive-based or equity-based compensation paid to them in a year following the issuance of financial statements that are later required to be restated as a result of misconduct.

Our corporate governance guidelines include a policy for recoupment of an officer’s or employee’s incentive compensation in cases involving a restatement of our financial results.  The policy is referenced in award agreements for long-term awards.  If our financial results are restated due to fraud or intentional misconduct, the board or an appropriate committee of the board will review any incentive compensation paid or awarded to the officers or employees who may have been responsible for the fraud or intentional misconduct.  The board or committee will, to the extent permitted by law, in all appropriate cases, require recoupment of any unearned amounts paid or awarded as incentive compensation to the officer or employee, if:

●	the board or committee concludes in good faith that the person engaged in fraud or intentional misconduct that caused or partially caused the need for the restatement;

●	the amount of the incentive compensation was calculated upon the achievement of financial results that were subsequently the subject of a restatement; and

●	the amount of the incentive compensation that would have been awarded to the person had the financial results been properly reported would have been lower than the amount actually awarded.

The board will not seek to recover incentive compensation awarded more than three years prior to the date the applicable restatement is disclosed.  For purposes of the policy, “incentive compensation” includes cash bonus, restricted stock, restricted stock units, stock options, deferred cash compensation, and other long-term measures, and the proceeds from any exercise or sale of any of these, and, to the extent specified in any severance policy or severance agreement, cash severance benefits.

Target Stock Ownership Guidelines.  We strongly believe that the financial interests of our executives should be aligned with those of our stockholders.  Accordingly, the committee has established stock ownership guidelines for our corporate officers, including the named executive officers.  All named executive officers are expected to own common stock in an amount equivalent to three times his or her annual base salary (five times for the chief executive officer).  Failure to attain target stock ownership levels within five years of becoming subject to the guideline can result in the reduction of future long-term incentive awards granted to the executive.  Based on the closing sale price of Centex common stock on the NYSE at fiscal year end, which is lower than last year, our CEO met the ownership guidelines, while the other named executive officers did not.  In determining whether our stock ownership guidelines have been met, time-vested restricted stock and stock units are considered as being owned.

Our stock ownership guidelines include a hold feature under which, until the stock ownership guidelines have been met, persons subject to the guidelines must retain shares awarded and must use 50% of the after-tax value of stock option exercises and the payout of LTPUs settled in cash to acquire additional shares of our common stock.

Tax Deduction for Executive Compensation.  Section 162(m), as clarified by the Internal Revenue Service, generally disallows a federal income tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and the three other most highly compensated executive officers, other than its chief financial officer, at the end of any fiscal year.  However, the regulations currently exempt qualifying performance-based compensation from the deduction limit if certain requirements are met.

Our policy is to have compensation programs that recognize and reward performance that increases our value, and, to the extent consistent with this policy, to seek to maintain the favorable tax treatment of that compensation.  We believe, however, that under some circumstances, such as to attract or retain key executives or to recognize outstanding performance, it is in our and our stockholders’ best interests to provide compensation to selected executives even if it is not deductible.

We designed our Incentive Plan for fiscal 2009 with the intent that any incentive compensation paid to named executive officers for the fiscal year under the corporate key financial goals would be fully deductible.  The amounts awarded for short-term incentive compensation under our Incentive Plan  based on our financial performance will be exempt from the $1,000,000 deduction limitation as performance-based compensation.  Amounts paid based on our executives’ performance on their individual performance development plans will not be exempt as performance-based compensation.  In addition, the expense associated with the long-term awards made to the named executive officers in May 2008 (stock options and LTPUs) will be deductible as performance-based compensation.

However, the special restricted stock awards made in July 2008 to the named executive officers (other than Ms. Smith as chief financial officer), and the deferred cash award made in March 2009 to Mr. Woram, do not qualify as exempt performance-based compensation.  Accordingly, the tax deductibility of those awards may be limited.  The committee concluded that the potential adverse tax impact of the awards was not significant enough to limit the awards, which were made in large part to encourage the retention of the executives.

Executive Compensation for Fiscal Year 2010

Principles. Our executive compensation strategy and principles for fiscal 2010 are identical to our fiscal 2009 principles.

No Base Salary Adjustment.  In May 2009, the committee set the base salary of each named executive officer for fiscal 2010 (beginning April 1, 2009) as outlined in the following table:

Name	Base Salary ($)
Timothy R. Eller	920,000
Catherine R. Smith	572,000
Joseph A. Bosch	410,000
Brian J. Woram	450,000

There were no changes in base salary from the prior year.

Short-Term Incentive Compensation.  In May 2009, the committee approved performance-based formulas for determining the amounts of short-term incentive compensation (cash bonus) to be paid to the named executive officers for fiscal 2010.  The corporate key financial goals for fiscal 2010 short-term incentive compensation are operating earnings before impairments and taxes (50%) and cash flow from operations (50%).  In addition, customer satisfaction is a factor that could result in a reduction in short-term incentive compensation for all named executive officers if certain levels are not maintained.  Although the named executive officers will continue to have a performance development plan for the fiscal year, performance on their plans is not an independent element of the incentive compensation formula.

The committee believes that this mix of key financial goals will best align with our business strategy for 2010, and continue to be aligned with our corporate philosophy and principles and stockholder interests, without encouraging executives to take unnecessary and excessive risks.  In May 2010, the committee will determine whether these performance goals have been satisfied, will determine the payouts under the performance plans and will have the discretion to reduce the amount of the short-term compensation to be paid to the named executive officers based on our overall performance and other factors.  If performance goals are met, awards will be paid in cash in the first two and one-half months of fiscal 2010.

Long-Term Incentive Compensation.  In May 2009, the committee also considered long-term incentive compensation awards to the named executive officers.  These awards are made independent of the prior fiscal year’s performance goals, and are to align management with stockholder interests, motivate future performance and for retention purposes.  The committee reviewed the range of potential long-term awards that it established at the beginning of fiscal 2009 and considered our overall performance for fiscal 2009, the individual performance of the named executive officers, and other factors.  The committee decided to award long-term incentive compensation to the named executive officers within the range of the potential long-term awards that the committee established at the beginning of the fiscal year (without reference to the special 2008 restricted stock awards) except that no award was made to Mr. Eller in light of his retention grant in fiscal 2009, and his anticipated equity awards from Pulte in connection with the pending merger.  The value of the awards was consistent with our competitive pay targets, and the awards were as follows:

Name	Grant Date Fair Value of Restricted Stock ($)	Grant Date Fair Value of Restricted Stock Units ($)
Timothy R. Eller	0	0
Catherine R. Smith	675,000	225,000
Joseph A. Bosch	375,000	125,000
Brian J. Woram	412,500	137,500

The awards consisted of performance-vesting and time-vesting restricted stock (75%), and time-vesting restricted stock units (25%).  The committee made the awards in this mix for the reasons described in this paragraph.  The restricted stock awards enhance performance motivation since the ultimate payout is based on company stock performance.  Having a portion tied to performance increases the alignment with stockholders.

The performance-vesting feature of the restricted stock awards is described in the following table:

% of Cash Flow from Operations Target Achieved	Restricted Stock Award Vesting
50% or greater	100% vests over 3 years
45%	90% vests over 3 years
40%	80% vests over 3 years
35%	70% vests over 3 years
30%	60% vests over 3 years
25%	50% vests over 3 years
less than 25%	0% vests over 3 years

The time-vesting feature provides that all restricted stock and restricted stock units that are not forfeited under the performance feature or by reason of the Pulte Homes, Inc. combination transaction (described below) will vest in installments of one-third of the total shares awarded on each of March 31, 2010 (delayed until May 2010 for the restricted stock so the performance condition can be tested), 2011, and 2012.  The executive officers will have the right to vote and will be entitled to normal cash dividends, if any are declared, on all of the shares of restricted stock.

However, if the proposed combination transaction with Pulte Homes, Inc. is consummated, (a) all of the restricted stock unit awards will be forfeited (25% of the total value) and (b) the performance condition on the restricted stock awards will be deemed satisfied at the target level, but there will be no time-based accelerated vesting of the awards upon the change in control.

The committee made these long-term awards (as opposed to the stock options and LTPUs that it had considered as potential awards at the beginning of the fiscal year) in part due to contractual provisions of the merger agreement for the Pulte Homes, Inc. combination.

Compensation and Management Development Committee Report

The compensation and management development committee has reviewed and discussed with management and the committee’s compensation consultant the “Compensation Discussion and Analysis” on pages 9 – 28.

Based on the review and discussions, the compensation and management development committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The Compensation and Management Development Committee:

Ursula O. Fairbairn (Chair)
Thomas J. Falk
Matthew K. Rose

The Compensation and Management Development Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other company filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the Compensation and Management Development Committee Report by reference therein.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation for the last three fiscal years awarded to or earned by the individual who served as our chief executive officer during fiscal 2009, the individual who served as our chief financial officer during fiscal 2009, and our three other most highly compensated executive officers at the end of fiscal 2009.  We refer to these individuals as the named executive officers.

The supplemental tables presented in the footnotes to the Summary Compensation Table are provided as additional information for our stockholders and are not intended as a substitute for the information presented in the Summary Compensation Table, which is required by the SEC’s rules.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compen-sation ($) (5)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($) (6)	All Other Compen- sation ($) (7)	Total ($)
Timothy R. Eller, Chairman, Chief Executive Officer, Director	2009	920,000	—	961,489	2,686,274	1,711,752	10,860	1,041	6,291,416
	2008	920,000	—	6,762,321	3,701,346	216,459	8,254	1,600,477	13,208,857
	2007	920,000	—	6,260,982	4,669,196	325,253	—	100,519	12,275,950
Catherine R. Smith, Executive Vice President and Chief Financial Officer	2009	572,000	—	834,935	571,868	410,981	—	15,275	2,405,059
	2008	542,375	492,000	693,533	321,872	—	—	25,546	2,075,326
	2007	229,167	1,085,595	130,002	130,002	—	—	179,352	1,754,118
David L. Barclay, President – Land Division, Centex Homes	2009	475,000	—	236,750	755,691	60,426	7,598	2,177,285	3,712,750
	2008	470,833	—	978,152	843,098	405,193	2,523	166,211	2,866,010
	2007	450,000	—	909,076	987,871	113,765	—	26,839	2,487,551
Joseph A. Bosch, Senior Vice President – Human Resources	2009	410,000	—	355,131	243,748	225,344	—	10,309	1,244,532
	2008	410,000	544,000	320,125	143,751	—	—	18,088	1,435,964
	2007	315,385	544,000	76,878	76,878	—	—	1,208	1,014,349
Brian J. Woram, Senior Vice President and Chief Legal Officer	2009	450,000	—	167,138	411,345	333,887	1,494	7,705	1,371,569
	2008	437,500	—	455,006	465,715	371,902	764	107,284	1,838,171
	2007	375,000	—	380,912	492,793	25,925	—	29,639	1,304,269

(1)	Each of the named executive officers, other than Mr. Eller, contributed a portion of his or her salary to our 401(K) savings plan, which we refer to as the Saving for Retirement Plan.

(2)
These amounts reflect non-performance-based cash awards.  The named executive officers did not receive in fiscal 2009 payments that would be characterized as “Bonus” payments for purposes of this column.  They did, however, receive cash incentive compensation awards for fiscal 2009, which are reported in the Non-Equity Incentive Plan Compensation column.  The amount shown for Ms. Smith for fiscal 2008 represents her guaranteed short-term incentive compensation cash award for such fiscal year.  The amount shown for Ms. Smith for fiscal 2007 represents (a) the $300,000 starting bonus she received when she joined Centex in October 2006, (b) the $500,000 initial cash award she received in two installments on November 1, 2006 and April 1, 2007, and (c) her guaranteed short-term incentive compensation cash award for fiscal year 2007 of $285,595 paid in May 2007.  The amounts shown for Mr. Bosch for fiscal 2008 and 2007 represent his guaranteed short-term incentive compensation cash award for those fiscal years.

(3)
Represents the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with FAS 123R of restricted stock, restricted stock unit, and LTPU awards, and thus includes amounts for awards granted in and/or prior to the applicable fiscal year.  Assumptions used in the calculation of these amounts are included in footnote (K) to our audited financial statements for each of the fiscal years listed in the table, which are included in our Annual Reports on Form 10-K for the fiscal years ended March 31, 2007, 2008, and 2009, respectively.  The recognized compensation expense of the stock awards for financial reporting purposes will vary from the actual amount ultimately realized by the named executive officer based on a number of factors.  The ultimate value of the award will depend on the closing sale price of our common stock on the NYSE on the vesting date.

Grant Date Fair Value vs. Market Value of “Stock Awards”.  Due to the decline in our stock price, if the stock awards for which expense is shown in this column were valued in accordance with the market value of Centex’s common stock as of March 31, 2009 rather than the FAS 123R value reflected in the Summary Compensation Table, their valuations would differ as shown in the following supplemental table.  The values of Mr. Barclay’s awards are not included in this table because his termination of employment on March 31, 2009 accelerated the vesting of his long-term equity awards, as described under “Termination and Change in Control Arrangements” on page 23, and the disclosed values would not be comparable to the others.

Value of Stock Awards vs. FAS 123R Expense (Supplemental Table)

Name	Based on Total FAS 123R Value (a)			Based on 3/31/09 Market Value (b)(c)
	Fiscal 2009 Grants ($)	Prior Year Grants ($)	Total ($)	Fiscal 2009 Grants ($)	Prior Year Grants ($)	Total ($)
Timothy R. Eller	1,128,068	(166,579)	961,489	999,656	(698,280)	301,376
Catherine R. Smith	113,239	721,696	834,935	110,720	115,528	226,248
Joseph A. Bosch	73,077	282,054	355,131	58,529	34,590	93,119
Brian J. Woram	89,747	77,391	167,138	67,075	(39,637)	27,438

(a)	Reflects values in the Stock Awards column of the Summary Compensation Table.

(b)	The performance and value assumptions for the LTPUs are included in note (3) on page 37.

(c)	Based on the closing sale price of Centex common stock on the NYSE of $7.50 per share on March 31, 2009.

(4)
Represents the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with FAS 123R of stock option awards, and thus includes amounts for awards granted in and/or prior to the applicable fiscal year.  The FAS 123R expenses for option awards shown are based on the Black-Scholes valuations of stock options granted, which in turn are based on the value of Centex common stock on the date of grant, which was at higher levels than its market value as of fiscal 2009 year-end.  Assumptions used in the calculation of these amounts are included in footnote (K) to our audited financial statements for each of the fiscal years listed in the table, which are included in our Annual Reports on Form 10-K for the fiscal years ended March 31, 2007, 2008, and 2009, respectively.

Grant Date Fair Value vs. Market Value of “Option Awards”. Due to the decline in our stock price, if the valuation for fiscal 2009 expense for the same options were based on their intrinsic value (calculated as the difference between the value of the option based upon the closing share price of Centex common stock on the NYSE on March 31, 2009 of $7.50 and the option exercise price) rather than the FAS 123R expense reflected in the Summary Compensation Table, all of the same options would be “out of the money” and have no intrinsic value as reflected in the supplemental table below.  For example, as shown below, the total valuation of options for Mr. Eller if based on “intrinsic” valuation would be zero, instead of the FAS 123R expense valuation amount of $2.68 million for fiscal 2009 shown in the Option Awards column of the Summary Compensation Table.  The values of Mr. Barclay’s awards are not included in this table because his termination of employment on March 31, 2009 accelerated the vesting of his long-term equity awards, as described under “Termination and Change in Control Arrangements” on page 23, and the disclosed values would not be comparable to the others.

Value of Stock Options vs. FAS 123R Expense (Supplemental Table)

Name	Grant Date	Share Price at Grant Date ($)	Option Grant Date Fair Value per Share ($) (a)	Total Options Granted	FY09 Expense per FAS 123R ($) (b)	Intrinsic Value as of 3/31/09 ($) (c)
Timothy R. Eller	5/11/06 5/10/07 5/07/08	54.50 45.53 22.08	20.08 16.61 7.91	264,778 90,307 252,844	1,772,115 247,500 666,659 Total 2,686,274	0 0 0 0
Catherine R. Smith	10/16/06 5/10/07 5/07/08	52.48 45.53 22.08	22.14 16.61 7.91	58,717 22,576 94,816	259,999 61,873 249,996 Total 571,868	0 0 0 0
Joseph A. Bosch	6/26/06 5/10/07 5/07/08	50.90 45.53 22.08	21.96 16.61 7.91	23,338 15,051 37,926	102,501 41,250 99,997 Total 243,748	0 0 0 0
Brian J. Woram	5/11/06 5/10/07 5/07/08	54.50 45.53 22.08	20.08 16.61 7.91	37,275 22,576 37,926	249,475 61,873 99,997 Total 411,345	0 0 0 0

(a)
The option grant date fair value per share is based on the Black-Scholes option pricing model, using assumptions in the calculation of these amounts as set forth in our audited financial statements described above.

(b)
Reflects values under Option Awards column of the Summary Compensation Table.  The fiscal 2009 expense in accordance with FAS 123R is calculated as follows: Total options multiplied by the option grant date fair value per share and divided by the number of months for the full vesting period = expense per month.  For grants in fiscal 2009, the expense commenced on the grant date of May 7, 2008.

(c)	Based on the closing sale price of Centex common stock on the NYSE of $7.50 per share on March 31, 2009.

(5)	The amounts shown as “Non-Equity Incentive Plan Compensation” consist of the following:

Non-Equity Plan Compensation (Supplemental Table)

Name	Fiscal Year	Short-Term (Cash) Incentive Compensation ($) (a)	Earnings on Deferred Cash Compensation ($) (b)(c)
Timothy R. Eller	2009	1,634,000	77,752
	2008	—	216,459
	2007	—	325,253
Catherine R. Smith	2009	410,981	—
	2008	—	—
	2007	—	—
David L. Barclay	2009	—	60,426
	2008	340,000	65,193
	2007	19,794	93,971
Joseph A. Bosch	2009	225,344	—
	2008	—	—
	2007	—	—
Brian J. Woram	2009	323,324	10,563
	2008	352,000	19,902
	2007	—	25,925

(a)
Short-term incentive compensation cash awards paid in May for services rendered in the immediately preceding fiscal year.  These amounts were paid pursuant to our Annual Plan.  For fiscal 2009, they are discussed in more detail under “CEO Compensation” on page 19 and “Other Executive Officer Compensation” on page 21.

(b)
Represents interest earned in the applicable fiscal year on outstanding deferred cash compensation awards, and thus includes interest earned on awards granted in and/or prior to that fiscal year.  Includes amounts included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table.  The interest earned is also included in the Aggregate Earnings in Last Fiscal Year column of the Nonqualified Deferred Compensation table on page 38.

(c)
Deferred cash compensation awards are subject to vesting requirements and bear interest at our current blended borrowing cost, as determined quarterly by our treasurer.  Such cost (on a weighted average basis) was 5.965% for fiscal 2009, 5.883% for fiscal 2008, and 5.821% for fiscal 2007.  Payouts of vested amounts of deferred cash compensation are made upon termination of the employee’s employment or pursuant to elections made by the employee at the time of grant or at limited times thereafter.  Unvested amounts are subject to forfeiture upon termination of employment, except that all amounts immediately vest if employment terminates because of death, disability, or (for awards made prior to April 1, 2006) “vested retirement,” and upon a change in control of Centex.  Deferred cash compensation awards are described in greater detail under “Executive Deferred Compensation Plan” on page 39.

(6)
Represents interest payments earned on prior year deferred cash compensation awards under our Executive Deferred Compensation Plan based on our current blended borrowing cost, which is in excess of an applicable federal reference point.  The amounts are also included in the Non-Equity Incentive Plan Compensation column and, therefore, have been double-counted.

(7)	The amounts shown as “All Other Compensation” consist of the following:

All Other Compensation (Supplemental Table)

Name	Fiscal Year	Perquisites ($) (a)	Matching 401k Contributions ($) (b)	Profit Sharing Plan Contributions ($) (c)	SERP Contributions ($) (d)	Other ($) (e)
Timothy R. Eller	2009	—	—	—	—	1,041
	2008	—	—	—	—	1,600,477
	2007	—	—	6,637	20,850	73,032
Catherine R. Smith	2009	—	6,900	—	—	8,375
	2008	10,241	4,290	—	—	11,015
	2007	177,370	—	—	—	1,982
David L. Barclay	2009	—	6,900	—	—	2,170,385	(f)
	2008	14,490	2,969	—	—	148,752
	2007	14,281	—	6,595	5,963	—
Joseph A. Bosch	2009	—	6,900	—	—	3,409
	2008	11,384	2,050	—	—	4,654
	2007	—	—	—	—	1,208
Brian J. Woram	2009	—	6,900	—	—	805
	2008	14,254	3,375	—	—	89,655
	2007	17,986	—	6,574	4,200	879

(a)
Perquisites.  This column relates to perquisites and other personal benefits for auto expense, club dues, annual physical exam, personal aircraft use, expenses related to our board retreats, and personal use of tickets to sporting and other events.  For 2007, for Ms. Smith, this included relocation expenses and the related tax gross-up.  The amounts reported for perquisites represent the incremental cost of providing the benefit to the recipient, and not the total cost of the item.  No amount is disclosed for an individual if the total amount of the perquisites for that individual was less than $10,000 for the year.

The following describes the cost of providing the perquisite benefits that were available to the directors and named executive officers during fiscal 2009.

(i)
Several of the named executive officers were provided with either a company car or an automobile allowance.  The incremental cost of this benefit was the fuel and maintenance of the company car, or the actual amount of the auto allowance provided to the executive.

(ii)
The cost of providing club dues and annual physical exams for the named executive officers is either the actual cost we paid the provider or the amount reimbursed to the executive for those perquisites.

(iii)
Because the annual director’s retreat in May 2008 was cancelled and no tax gross-ups were provided to the named executive officers during fiscal 2009, there was no incremental cost associated with these benefits.

(iv)
During fiscal 2008, we sold the corporate jet owned by Centex, although we retained a partial interest in and access to a leased jet.  During fiscal 2009, this remaining partial interest was sold and we have no further ownership interest in corporate aircraft.  Company aircraft is used primarily for business travel.  However, there are occasions when personal use occurs.  We calculate the aggregate incremental cost of personal use of company owned or provided aircraft based on our average variable operating costs for the fiscal year.  Variable operating costs include fuel, maintenance, on-board catering, landing/ramp fees and other miscellaneous variable costs.  The total variable operating costs for the fiscal year are divided by the number of hours our aircraft flew during the fiscal year to derive an average variable cost per hour.  This average variable cost per hour is then multiplied by the hours flown for personal use to derive the incremental cost.  Because company aircraft are used primarily for business travel, the methodology excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries, purchase or lease costs of the aircraft, and non-trip related maintenance and hangar expenses.  Directors, executives, and their families and invited guests occasionally fly on company aircraft as additional passengers on business flights.  In those cases, our aggregate incremental cost is a de minimis amount and therefore no amount is reflected in the table; however, the value of this benefit (calculated pursuant to IRS guidelines) is imputed as income to the director or executive.

(v)
We purchase tickets to various sporting and entertainment events, which we use to promote business development and partnership building, and to promote our community involvement.  If these tickets are not used for business purposes, they are made available to our employees, including the named executive officers, as a form of employee recognition and reward.  There is no incremental cost to Centex if one of the named executive officers uses a ticket for personal purposes.

(b)
Matching 401k Contributions. Represents our matching contributions to the accounts of the named executive officers pursuant to our Saving for Retirement Plan.  These contributions were made during fiscal 2009 at the times of the named executive officers’ contributions.  All amounts are fully vested in the individuals, except for Ms. Smith and Mr. Bosch, who are 40% and 60% vested, respectively, as of March 31, 2009.

(c)
Profit Sharing Plan Contributions.  Represents our contributions to, and forfeitures allocated to, the accounts of the named executive officers pursuant to our Saving for Retirement Plan.  These contributions and forfeiture allocations were made in May 2007 in respect of the 2006 calendar year.  All amounts are fully vested in the individuals.  No contributions were made for the 2008 or 2009 calendar years.

(d)
SERP Contributions.  Represents our contributions accrued to the accounts of the named executive officers pursuant to our SERP.  These contributions were accrued in May 2007 in respect of the 2006 calendar year.  All the amounts are fully vested in the individuals.  No contributions were made for the 2008 or 2009 calendar years.

(e)
Other.  The following table shows the cash dividends received by the named executive officers on restricted stock awards for the past three fiscal years.  These dividends were paid at the same rate and on the same dates as dividends paid to our stockholders.

Name	Fiscal Year	Cash Dividends ($)
Timothy R. Eller	2009	1,041
	2008	10,458
	2007	23,824
David L. Barclay	2009	0
	2008	0
	2007	0
Catherine R. Smith	2009	8,375
	2008	11,015
	2007	1,982
Joseph A. Bosch	2009	3,409
	2008	4,654
	2007	1,208
Brian J. Woram	2009	805
	2008	1,904
	2007	879

(f)	Mr. Barclay. Consists of $2,137,500 of severance payments and $32,885 of accrued vacation pay.

Discussion of Summary Compensation Table and Related Matters

Compensation Expense

Effective April 1, 2003, we began expensing all newly issued stock options under the fair value measurement provisions of Statement of Financial Accounting Standards No. 123, by which we recognize compensation expense of a stock option award to an employee based on the fair value of the award on the grant date.  Compensation expense of restricted stock and restricted stock unit awards to an employee is based on the stock price at grant date.  Compensation expense for LTPU and deferred cash awards are based on the amount of the award.  The compensation expense for stock options, restricted stock, restricted stock units, LTPUs, and deferred cash is recognized over the vesting period.  The expense for LTPUs must be remeasured at each reporting date until settlement, and will be based on the change in the fair market value, taking into account stock price and relative performance.

FAS 123R addresses the accounting for transactions in which a company issues equity instruments in exchange for goods or services, by requiring companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  FAS 123R supersedes APB No. 25 and Statement of Financial Accounting Standards No. 123 and is effective for annual periods beginning after June 15, 2005.  We adopted FAS 123R as of January 1, 2006.

Grants of Plan-Based Awards in Fiscal Year 2009

The following table shows information with respect to grants of plan-based awards made to the named executive officers in fiscal 2009.

Grants of Plan-Based Awards

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units
Name		Grant Date	Approval Date if Different from Grant Date (3)	Thresh-old ($)	Target ($)	Maxi- mum ($)	Thresh- old ($)	Target ($)	Maxi- mum ($)	Restricted Stock (#) (4)	Restricted Stock Units (#) (5)	All Other Option Awards: Number of Securities Underlying Options (#) (6)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (7)
Timothy R. Eller		5/07/08 5/16/08 8/01/08	7/9/08	0	2,750,800	5,501,600	0	2,000,000	—	341,763		252,844	22.08	2,000,000 5,000,000
Catherine R. Smith		5/07/08 5/16/08 8/01/08	7/9/08	0	572,000	1,144,000	0	750,000	—	34,176		94,816	22.08	750,000 500,000
David L. Barclay	(8) (9)	5/07/08 6/17/08		0	950,000	1,900,000	0	750,000	—			94,816	22.08	750,000
Joseph A. Bosch		5/07/08 5/16/08 8/01/08	7/9/08	0	328,000	656,000	0	300,000	—	30,758		37,926	22.08	300,000 450,000
Brian J. Woram		5/07/08 5/16/08 8/01/08	7/9/08	0	450,000	900,000	0	300,000	—	41,011		37,926	22.08	300,000 600,000

(1)
Represents the potential non-equity incentive compensation (expressed as a dollar value) each executive could earn for fiscal 2009 under the performance goals established under our fiscal 2009 short-term incentive compensation program, as described under “Setting Performance Goals” on page 15 and “Setting Individual Compensation Potentials” on page 16.  These awards were granted in early fiscal 2009 under our Annual Plan.  At the time of the grant, the incentive compensation award could range from the threshold amount of zero (the minimum amount payable) to 200% of target, depending on the extent to which the applicable performance goals were achieved.

The Annual Plan contains limitations on the awards that can be paid out or granted under the plan.  In addition, the committee had discretionary authority to reduce the amount of awards earned under the short-term incentive compensation program.

The actual non-equity incentive compensation awards made to the executives named in this table for fiscal 2009 are not included in the table because the awards were made in May 2009 after the end of the fiscal year.  These awards are described under “CEO Compensation” on page 19 and “Other Executive Officer Compensation” on page 21 and are included in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table on page 29 and in the Short-Term (Cash) Incentive Compensation column in the Non-Equity Plan Compensation (Supplemental Table) on page 31.

(2)
Represents LTPUs awarded in May 2008 under the 2003 Equity Plan.  The amount listed is the grant date value at target.  The LTPUs were awarded in May 2008 and will be paid in cash in May 2011 provided the goals are met.  At the time of grant, the performance awards could range from the threshold amount of zero to 200% of target, depending on our relative performance on a performance metric against our peers, and would be further adjusted by the change in sale price of Centex common stock on the NYSE between the thirty-day period preceding April 1, 2008 (the beginning of the performance period) and March 31, 2011 (the end of the performance period).  The performance metrics are earnings per share growth and return on equity.  These awards are described under “Long-Term Incentive Compensation” on page 21.

(3)
These restricted stock awards were approved by the committee on July 9, 2008 and ratified by our independent directors.  In accordance with our policies regarding the grant of equity awards (described on page 25), the committee specified the third business day after our second quarter fiscal 2009 earnings release as the grant date for these awards.

(4)
Shares of restricted stock awarded in August 2008.  The awards were made under the 2003 Equity Plan.  The restricted stock vests at the rate of 33⅓% per year on each of August 1, 2010, 2011, and 2012 (except that Mr. Eller’s award vests in full on August 1, 2013).  The unvested restricted stock is forfeited if we cease to employ the holder before the vesting date.

All shares of restricted stock vest immediately upon the holder’s death or disability or upon a change in control of Centex.  Holders of restricted stock have the right to vote and receive dividends on the shares.  These awards are described under “Special Restricted Stock Awards” on page 22.

(5)	No restricted stock units were awarded to the named executive officers during fiscal 2009.

(6)
Options granted in May 2008.  The options were granted under the 2003 Equity Plan or the 2001 Stock Plan.  The options vest at the rate of 33⅓% per year on each of March 31, 2009, 2010, and 2011.  All the options have a seven-year term.  These awards are described under “Long-Term Incentive Compensation” on page 21.

(7)	The grant date fair value of the restricted stock, restricted stock unit, or stock option awards computed in accordance with FAS 123R.

(8)	Of this amount, 63,210 stock options vested on March 31, 2009 and the remainder were forfeited in connection with Mr. Barclay’s termination of employment.

(9)	The non-equity incentive award and the equity incentive plan awards listed were forfeited in connection with Mr. Barclay’s termination of employment.

Outstanding Stock Option Awards at Fiscal 2009 Year-End

The following table shows information with respect to the outstanding stock option awards held by the named executive officers at March 31, 2009.  The closing sale price of Centex common stock on the NYSE on this date was $7.50.

Outstanding Stock Option Awards

Option Awards (1)
Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Timothy R. Eller	4/01/99 4/01/00 4/01/02 5/14/03 5/14/04 5/12/05 5/11/06 5/10/07 5/07/08	355,518 344,408 404,402 218,754 216,000 216,000 264,778 30,102 84,281	— — — — — — — 60,205 168,563	16.23 10.72 22.68 31.84 45.24 57.36 54.50 45.53 22.08	4/01/09 4/01/10 4/01/09 5/14/10 5/14/11 5/12/12 5/11/13 5/10/14 5/07/15
Catherine R. Smith	10/16/06 5/10/07 5/07/08	23,486 7,525 31,605	35,231 15,051 63,211	52.48 45.53 22.08	10/16/13 5/10/14 5/07/15
David L. Barclay	4/01/99 4/01/00 4/01/02 5/14/03 5/14/04 5/12/05 5/11/06 5/10/07 5/07/08	33,330 29,774 25,776 81,548 37,017 44,211 65,295 15,050 63,210	— — — — — — — — —	16.23 10.72 22.68 31.84 45.24 57.36 54.50 45.53 22.08	4/01/09 3/31/10 4/01/09 3/31/10 3/31/10 3/31/10 7/31/09 7/31/09 7/31/09
Joseph A. Bosch	6/26/06 5/10/07 5/07/08	9,335 5,017 12,642	14,003 10,034 25,284	50.90 45.53 22.08	6/26/13 5/10/14 5/07/15
Brian J. Woram	4/01/99 4/01/00 4/01/02 5/14/03 5/14/04 5/12/05 5/11/06 5/10/07 5/07/08	26,664 33,330 39,330 41,996 15,964 19,827 37,275 7,525 12,642	— — — — — — — 15,051 25,284	16.23 10.72 22.68 31.84 45.24 57.36 54.50 45.53 22.08	4/01/09 4/01/10 4/01/09 5/14/10 5/14/11 5/12/12 5/11/13 5/10/14 5/07/15

(1)	The stock options become exercisable in accordance with the vesting schedule below.

Grant Date	Vesting Schedule
6/26/2006	20% per year beginning on the first anniversary of the date of grant
10/16/2006	20% per year beginning on the first anniversary of the date of grant
5/10/2007	33 1⁄3% per year on March 31, 2009, 2010, and 2011
5/07/2008	33 1⁄3% per year on March 31, 2009, 2010, and 2011

Outstanding Stock Awards at Fiscal 2009 Year-End

The following table shows information with respect to the outstanding unvested restricted stock, restricted stock unit and LTPU awards held by the named executive officers at March 31, 2009.

Outstanding Stock Awards

		Time-Based Vesting Awards (1)(2)				Performance-Based Vesting Awards (3)
		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested ($)
Name	Grant Date	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Timothy R. Eller	5/17/07 5/07/08 8/01/08	341,763		2,563,223		42,444 87,719	318,330 657,893
Catherine R. Smith	10/16/06 5/10/07 5/17/07 10/26/07 5/07/08 8/01/08	14,864 5,491 57,471 34,176		111,480 41,183 431,033 256,320		20,161 32,894	151,208 246,705
David L. Barclay (4)	5/10/07 5/07/08		2,746		20,595	32,894	246,705
Joseph A. Bosch	6/26/06 5/10/07 5/17/07 10/26/07 5/07/08 8/01/08	6,041 3,660 22,558 30,758		45,308 27,450 169,185 230,685		11,672 13,157	87,540 98,678
Brian J. Woram	5/10/07 5/17/07 5/07/08 8/01/08	5,491 41,011		41,183 307,583		16,977 13,157	127,328 98,678

(1)
The restricted stock is forfeited if we cease to employ the holder before the vesting date.  All shares of restricted stock vest immediately upon the holder’s death or disability or upon a change in control of Centex.  Holders of restricted stock have the right to vote and receive dividends on the shares.  The restricted stock vests in accordance with the vesting schedule below.

Grant Date	Vesting Schedule
6/26/2006	20% per year beginning on the first anniversary of the date of grant
10/16/2006	20% per year beginning on the first anniversary of the date of grant
5/10/2007	33 1⁄3% per year on March 31, 2009, 2010, and 2011
10/26/2007	25% per year beginning on the first anniversary of the date of grant
8/01/2008	33 1⁄3% per year beginning on the second anniversary of the date of grant (except that Mr. Eller’s award vests in full on August 1, 2013)

(2)
The restricted stock units represent the right to receive on the payout date specified in the award (or a payment election) a number of shares of Centex common stock equal to the number of units awarded, subject to vesting requirements.  The units are forfeited if we cease to employ the holder before the vesting date.  All units vest immediately upon the holder’s death or disability or upon a change in control of Centex.  The units do not entitle the recipients to receive dividends or to any other rights as a stockholder.  The units vest in accordance with the vesting schedule below.

Grant Date	Vesting Schedule
5/10/2007	33 1⁄3% per year on March 31, 2009, 2010, and 2011

(3)
The LTPU represents the right to receive on the payout date specified in the award an amount of cash, if any, equal to the number of units awarded, as adjusted by our relative performance on a business performance metric, as described under “Long-Term Incentive Compensation” on page 21, times (i) for the May 2007 LTPU award, the closing sale price of Centex common stock on the NYSE on March 31, 2010, and (ii) for the May 2008 LTPU award, the closing sale price of Centex common stock on the NYSE for the thirty-day period preceding April 1, 2011.  Each award has a three-year cliff vesting expiring on March 31, 2010 (May 2007 LTPU) or March 31, 2011 (May 2008 LTPU ), but all or a portion may be paid out in accordance with the terms of the award upon the holder’s death, disability, retirement, termination not for cause, or upon a change of control.  For purposes of FAS 123R, the value of the May 2007 LTPU award was estimated using a performance factor of 75% of target metrics, and the value of the May 2008 LTPU award was determined using an option pricing model that estimated performance as well as future market conditions.

(4)	The amounts shown for Mr. Barclay reflect the stock awards (restricted stock units and LTPUs) that did not vest at March 31, 2009, and which were forfeited.

Option Exercises and Stock Vested in Fiscal Year 2009

The following table shows information with respect to stock options exercised by the named executive officers in fiscal 2009 and stock awards held by them that vested in fiscal 2009.

Option Exercises and Vested Stock

	Option Awards		Stock Awards
			Restricted Stock			Restricted Stock Units/LTPUs
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Number of Shares Surrendered for Taxes (#)	Value Realized on Vesting ($) (2)	Number of Shares or Units Acquired on Vesting (#)		Number of Shares Surrendered for Taxes (#)	Value Realized on Vesting ($) (2)
Timothy R. Eller	—	—	13,008	3,441	97,560	—		—	—
Catherine R. Smith	—	—	26,856	7,106	238,524	—		—	—
David L. Barclay	—	—	—	—	—	11,217 31,833	(3) (4)	2,170	85,387 119,370
Joseph A. Bosch	—	—	11,363	3,035	108,381	—		—	—
Brian J. Woram	—	—	4,576	—	34,320	—		—	—

(1)	Based on the difference between the market price of Centex common stock on the NYSE at the time of exercise of the option and the exercise price of the option.

(2)	Based on the closing sale price of Centex common stock on the NYSE on the vesting date.

(3)
An aggregate of 8,472 of these restricted stock units vested during fiscal 2009, and the vesting of an additional 2,745 units was accelerated in connection with the termination of employment.  Of the aggregate number of restricted stock units that vested during the fiscal year, distribution of 5,328 units is deferred until October 2, 2009 pursuant to Section 409A of the Internal Revenue Code.

(4)
Long-term performance units that were accelerated in connection with Mr. Barclay’s termination of employment and will be payable in cash in the amount of $119,370 subject to mandatory deferral until October 2, 2009, pursuant to Section 409A of the Internal Revenue Code.

Nonqualified Deferred Compensation for Fiscal Year 2009

The following table shows contributions, earnings, and withdrawals/distributions in fiscal 2009, and balances as of March 31, 2009 with respect to each named executive officer under all nonqualified deferred compensation plans.

Nonqualified Deferred Compensation

	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)		Aggregate Balance At Last Fiscal Year End ($)
Name	Deferred Cash Compen-sation	SERP	Deferred Cash Compen-sation (1)	SERP (2)	Deferred Cash Compen-sation (1)(3)	SERP (4)	Deferred Cash Compen-sation (1)(5)	SERP	Deferred Cash Compen-sation (1)(6)	SERP (7)	Total
Timothy R. Eller	—	—	—	—	77,752	(270,959)	2,420,312	—	1,251,342	474,714	1,726,056
Catherine R. Smith	—	—	—	—	—	—	—	—	—	—	—
David L. Barclay	—	—	—	—	60,426	(11,093)	577,178	—	587,583	70,484	658,067
Joseph A. Bosch	—	—	—	—	—	—	—	—	—	—	—
Brian J. Woram	—	—	—	—	10,563	(30,542)	168,877	—	176,185	44,558	220,743

(1)
Relates to deferred cash compensation awards subject to vesting requirements awarded in prior fiscal years under our Annual Plan or 2003 Equity Plan and deferred under our Executive Deferred Compensation Plan.  A description of our executive deferred compensation plan is described under “Executive Deferred Compensation Plan” on page 39.

(2)	Represents our contributions accrued to the accounts of the named executive officers in fiscal 2009 pursuant to our SERP.

(3)
Represents interest earned in fiscal 2009 on deferred cash compensation awards, and thus includes interest earned on awards granted prior to fiscal 2009.  These amounts are also reported as compensation in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table on page 29.

(4)
Represents earnings (losses) on the named executive officer’s account balances under our SERP.  An executive may designate how his or her account balances are to be invested by selecting among the investment options available under our Saving for Retirement Plan.  The table below shows the investment options currently available under the SERP (which, with the exception of the Centex Corporation Common Stock Fund, mirror the investment choices under the Saving for Retirement Plan).

Fund Class	Measurement Fund
Asset Allocation Commingled Pools	Pyramis Index Lifecycle Commingled Pools (2000-2050)
Foreign Large Blend	Vanguard Total International Stock Index Fund – Investor Shares
Intermediate Term Bond	Fidelity U.S. Bond Index Fund
Large Blend	Vanguard Large-Cap Index Fund – Institutional Shares
Large Blend	Vanguard Total Stock Market Index Fund
Mid-Cap Blend	Fidelity Low-Priced Stock Fund
Mid-Cap Blend	Vanguard Mid-Cap Index Fund – Institutional Shares
Small Blend	Vanguard Small-Cap Index Fund – Institutional Shares
Stable Value Commingled Pool	Fidelity Managed Income Portfolio

(5)	Represents payouts during fiscal 2009 to the named executive officer of vested amounts of deferred cash compensation.

(6)	Aggregate balance of the named executive officer’s deferred cash compensation account, including earnings.

(7)	Aggregate balance of the named executive officer’s SERP account, including earnings.

Discussion of Awards, Options and Deferred Compensation Tables and Related Matters

Section 409A

Amounts that are deferred or become vested under our nonqualified deferred compensation programs after December 31, 2004 are subject to Section 409A of the Internal Revenue Code, effective as of January 1, 2005.

Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of those deferred amounts and the ability to change the form and timing of payments initially established.  Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20% penalty and an interest penalty.  The Internal Revenue Service issued final Section 409A regulations in 2007.  We reviewed the final regulations and amended our compensation plans in early 2008 to comply with Section 409A requirements.

Executive Deferred Compensation Plan

We maintain an Executive Deferred Compensation Plan that provides for the grant of deferred cash compensation awards to our officers and key employees.  Benefits under the plan are our unfunded general obligation.  The committee selects the eligible employees who will receive deferred cash compensation awards and determines the amount of the awards.  The committee may also subject the award to vesting requirements.  The plan also provides for the deferral of cash compensation awards granted under our Annual Plan or 2003 Equity Plan.

Unless otherwise specified in the award agreement, all deferred cash compensation awards bear interest at our current blended borrowing cost, as determined quarterly by our treasurer.  Payouts of deferred cash compensation awards will be made in a lump sum as soon as practicable after such amounts become vested unless the participant, with the consent of the committee, elects to receive such amounts in another form of distribution which may include installments.  In addition, the committee may permit participants to elect to defer payment of deferred cash compensation awards beyond vesting or may specify the time of payment in the deferred compensation agreement, in which case payment will be made upon the occurrence of (i) a permissible payment event (i.e., a separation from service (subject to the six-month delay in payment applicable to specified employees in the case of deferred compensation that is subject to Section 409A), disability, death, a change of control or an unforeseeable financial emergency) or (ii) a specified date.

Saving for Retirement Plan

We maintain a tax-qualified profit sharing and savings plan, which we refer to as the Saving for Retirement Plan, for salaried, eligible hourly, and selected other of our employees.  Participants may elect to make pre-tax contributions of up to 70% of their compensation subject to the limit under Section 402(g) of the Internal Revenue Code (currently $16,500), employee after-tax contributions of up to 10% of compensation and, if the participant is at least age 50, “catch-up contributions” up to the statutory limit under Section 414(v) of the Internal Revenue Code (currently $5,500).

Effective January 1, 2008, the Saving for Retirement Plan was amended to authorize employer matching contributions in an amount equal to 50% of the first 6% of each participant’s pre-tax contributions per pay period.  An employee who is initially employed or reemployed in 2008 and forward is automatically enrolled to defer at a rate of 3% and receive the corresponding match.

In addition, the Saving for Retirement Plan permits discretionary employer profit sharing contributions that are allocated to participants based on the ratio that the participant’s compensation bears to the total compensation of all eligible participants for such plan year. For this purpose, compensation does not include bonuses.  In order to share in an allocation of the profit sharing contribution the participant must be employed on the last day of the plan year or terminated employment during the plan year due to death, retirement (on or after attaining age 65 or on or after attaining age 55 with 15 years of service), or disability and not have received a lump sum distribution of his or her plan benefit.

Participants are fully vested to the extent of their pre-tax and after-tax contributions and become vested in the employer matching and profit sharing contributions over a five-year period (i.e., 20% per year beginning with one year of service).  Prior to January 1, 2008, employer profit sharing contributions made in calendar years 2006 and 2007 vested over a six-year period (i.e., 20% per year beginning with two years of service). Regardless of service, a participant becomes 100% vested in employer matching and profit sharing contributions in the event of his or her 65th birthday while an employee or a termination of employment due to disability or death.

Participants are entitled to direct the investment of contributions made to the Saving for Retirement Plan in various investment funds, including up to 15% in company common stock.  Such amounts are payable upon a participant’s termination of employment or death in the form of a lump sum or a direct rollover to an eligible retirement plan, as elected by the participant.  At the participant’s election, amounts invested in company stock are distributable in shares of our common stock.

There were no profit sharing contributions made to the Saving for Retirement Plan in May 2009 for the 2008 calendar (plan) year.

SERP

We maintain a Supplemental Executive Retirement Plan, or SERP, for selected employees participating in the Saving for Retirement Plan.  Applicable regulations set a limit ($245,000 for calendar 2009, $230,000 for calendar 2008) on the amount of annual compensation that may be considered in determining our contributions to the Saving for Retirement Plan for the account of an eligible participant.  The SERP was established to eliminate the adverse treatment that higher-salaried employees receive as a result of such limit by making a contribution for each participant in an amount substantially equal to the additional employer profit sharing contribution (but not employer matching contribution) that he or she would have received under the Saving for Retirement Plan had the portion of his or her annual salary that is above the limit been eligible for a profit sharing contribution.  As with the Saving for Retirement Plan, bonuses paid to participants are not included in determining the amount of contributions to the SERP.  Contributions accrued under the SERP for the benefit of participants vest under the same terms and conditions as employer profit sharing contributions under the Saving for Retirement Plan and may be invested by the participant in the same investment options as offered under the Saving for Retirement Plan (other than Centex common stock).  Benefits under the SERP are payable upon the participant’s termination of employment (subject to the six- month delay in payment for specified employees under Section 409A of the Internal Revenue Code to the extent applicable) or disability in a lump sum.

There were no profit sharing contributions made to the Saving for Retirement Plan in May 2009, so no additional contributions were made under the SERP this year.

No Defined Benefit Pension Plans

We have no defined benefit pension plans for key executives.

Termination and Change in Control Tables

We maintain policies and plans, and have entered into agreements, that provide for payments and benefits to the named executive officers upon a termination of their employment or a change in control of Centex.  The estimated dollar amounts of the payments and dollar values of the benefits for these executives in each situation are listed in the tables below.  The calculations assume that the termination or change in control occurred on March 31, 2009 and are based, when applicable, on the closing sale price of Centex common stock on the NYSE on March 31, 2009, which is the last trading day in our 2009 fiscal year ($7.50).  The actual amounts and values can only be determined at the time of the executive’s separation from Centex or the change in control of Centex.  None of the named executive officers was eligible for normal retirement at March 31, 2009, so no information is provided for that type of termination.

Following the tables are footnotes that apply to the tables and descriptions of the underlying policies, plans, and benefits that govern the calculations in the tables.  Unless otherwise noted, the footnotes and descriptions are applicable to all of the tables.

In accordance with SEC regulations, we are reporting only payments or benefits to be provided to our named executive officers under arrangements that discriminate in scope, terms, or operation in favor of our executive officers and that are not available generally to all salaried employees.  The tables do not include the value of any long-term awards that would have vested on March 31, 2009 without regard to a termination of employment or change in control.

For Timothy R. Eller, our chief executive officer:

	Termination of Employment ($)						No Termination of Employment ($)
Payments and Benefits	Voluntary	Involuntary Termination or Voluntary Termination for Good Reason	For Cause	Death	Disability	Change in Control	Change in Control
Short-term incentive compensation (bonus) (1)	1,634,000	1,634,000	—	1,634,000	1,634,000	2,750,800	2,750,800
Vesting of long-term awards:
Stock options (2)	—	—	—	—	—	—	—
Restricted stock	—	—	—	2,563,223	2,563,223	2,563,223	2,563,223
Stock units	—	—	—	—	—	—	—
Performance units (3)	283,847	283,847	—	1,999,972	1,999,972	999,652	999,652
Deferred cash	—	—	—	—	—	—	—
Vesting of SERP contributions	—	—	—	—	—	—	—
Cash severance payments (4)	—	7,341,600	—	—	—	4,590,800	—
Salary continuation plan payments	—	—	—	2,608,200	—	—	—
Outplacement benefits	—	30,000	—	—	—	30,000	—
Tax gross-up payments	—	—	—	—	—	—	—
Total	1,917,847	9,289,447	—	8,805,395	6,197,195	10,934,475	6,313,675

For Catherine R. Smith, our executive vice president and chief financial officer:
	Termination of Employment ($)						No Termination of Employment ($)
Payments and Benefits	Voluntary	Involuntary Termination or Voluntary Termination for Good Reason	For Cause	Death	Disability	Change in Control	Change in Control
Short-term incentive compensation (bonus) (1)	(89,019)	410,981	(500,000)	410,981	410,981	572,000	572,000
Vesting of long-term awards:
Stock options (2)	—	—	—	—	—	—	—
Restricted stock	—	286,860	—	840,015	840,015	840,015	840,015
Stock units	—	—	—	—	—	—	—
Performance units (3)	—	56,703	—	883,342	883,342	407,462	407,462
Deferred cash	—	686,400	—	1,144,000	1,144,000	1,144,000	1,144,000
Vesting of SERP contributions	—	—	—	—	—	—	—
Cash severance payments (4)	—	1,716,000	—	—	—	1,144,000	—
Salary continuation plan payments	—	—	—	5,840,120	—	—	—
Outplacement benefits	—	25,000	—	—	—	25,000	—
Tax gross-up payments	—	—	—	—	—	—	—
Total	(89,019)	3,181,944	(500,000)	9,118,458	3,278,338	4,132,477	2,963,477

For Joseph A. Bosch,  our senior vice president – human resources:

	Termination of Employment ($)						No Termination of Employment ($)
Payments and Benefits	Voluntary	Involuntary Termination or Voluntary Termination for Good Reason	For Cause	Death	Disability	Change in Control	Change in Control
Short-term incentive compensation (bonus) (1)	225,344	225,344	—	225,344	225,344	328,000	328,000
Vesting of long-term awards:
Stock options (2)	—	—	—	—	—	—	—
Restricted stock	—	177,218	—	472,628	472,628	472,628	472,628
Stock units	—	—	—	—	—	—	—
Performance units (3)	—	32,828	—	466,642	466,642	190,687	190,687
Deferred cash	—	—	—	—	—	—	—
Vesting of SERP contributions	—	—	—	—	—	—	—
Cash severance payments (4)	—	1,107,000	—	—	—	779,000	—
Salary continuation plan payments	—	—	—	3,091,400	—	—	—
Outplacement benefits	—	25,000	—	—	—	25,000	—
Tax gross-up payments	—	—	—	—	—	—	—
Total	225,344	1,567,390	—	4,256,014	1,164,614	1,795,315	991,315

For Brian J. Woram, our senior vice president and chief legal officer:
	Termination of Employment ($)						No Termination of Employment ($)
Payments and Benefits	Voluntary	Involuntary Termination or Voluntary Termination for Good Reason	For Cause	Death	Disability	Change in Control	Change in Control
Short-term incentive compensation (bonus) (1)	323,324	323,324	—	323,324	323,324	450,000	450,000
Vesting of long-term awards:
Stock options (2)	—	—	—	—	—	—	—
Restricted stock	—	123,113	—	348,765	348,765	348,765	348,765
Stock units	—	—	—	—	—	—	—
Performance units (3)	—	47,748	—	633,297	633,297	231,429	231,429
Deferred cash	—	540,000	—	900,000	900,000	900,000	900,000
Vesting of SERP contributions	—	—	—	—	—	—	—
Cash severance payments (4)	—	1,350,000	—	—	—	900,000	—
Salary continuation plan payments	—	—	—	3,899,250	—	—	—
Outplacement benefits	—	25,000	—	—	—	25,000	—
Tax gross-up payments	—	—	—	—	—	—	—
Total	323,324	2,409,185	—	6,104,636	2,205,386	2,855,194	1,930,194

(1)
For short-term incentive compensation payments upon a termination of employment that does not involve a change in control, the payments shown are the dollar value of the incentive compensation each was awarded for fiscal 2009 under the applicable performance goals and taking into account the exercise of any negative discretion by the committee.  See the

Non-Equity Plan Compensation (Supplemental Table) on page 31.  For Ms. Smith, the short-term incentive compensation payments include the amount awarded for fiscal 2009 ($410,981) less the portion of her starting cash award and starting bonus that is required to be repaid to Centex upon her voluntary or for cause termination ($500,000).

(2)
The unvested stock options for each of the named executive officers have no intrinsic value because the share exercise price of the options is higher than the closing sale price of Centex common stock on the NYSE on March 31, 2009 ($7.50).

(3)
For purposes of the termination tables, we estimated our performance on the LTPUs as a percentage of target on the performance metrics through March 31, 2009 to be 37.5% for the May 2007 LTPU award and 25% for the May 2008 LTPU award.  For additional information about the LTPU awards, see “Outstanding Stock Awards at Fiscal 2009 Year-End” on page 36.

(4)
If our named executive officers were terminated "without cause" under the CIC Severance Plan (as described on page 46) on August 18, 2009 after a change of control, then, giving effect to the provisions of the CIC Severance Plan as opposed to our Executive Severance Policy, the cash severance payments listed in the “Termination of Employment – Change in Control” column in the tables above would be higher by the following amounts:

Timothy R. Eller	$1,055,101
Catherine R. Smith	$219,397
Joseph A. Bosch	$125,808
Brian J. Woram	$172,603

Certain Termination Payments

For David L. Barclay, our former president - land division of Centex Homes:

Payments and Benefits	Involuntary Not for Cause Termination ($) (1)
Vesting of long-term awards:
Stock options (2)	—
Stock units (3)	20,588
Long-term performance units (4)	119,370
Cash severance payment	2,137,500
Accrued vacation pay	32,885
Outplacement services (5)	25,000
Total	2,335,343

(1)	Represents payments and benefits to Mr. Barclay pursuant to his separation agreement, as described under “Termination and Change in Control Arrangements” on page 23.

(2)
Based on the intrinsic value of the unvested stock options as of the date of termination (March 31, 2009), using the closing sale price of Centex common stock on the NYSE on such date.  For all of the options held by Mr. Barclay, the intrinsic value was zero, because the exercise price of each option was higher than such closing price.

(3)	Based on the closing sale price of Centex common stock on the NYSE on the date of termination (March 31, 2009).

(4)
Based on the closing sale price of Centex common stock on the NYSE on the date of termination (March 31, 2009), modified for Centex’s ranking to peer group in certain financial performance measures.  See note (3) on page 37.

(5)	Represents the maximum value of outplacement services for Mr. Barclay. There was no cash paid with respect to this benefit.

Discussion of Termination and Change in Control Tables

Voluntary Termination of Employment

The tables assume that since the executive worked through March 31, 2009, the end of our fiscal year, the executive would be paid the amount to which he or she would be entitled under the executive’s short-term incentive compensation plan for fiscal 2009, which is the amount awarded by the committee.

Vesting of Plan Awards.  Except as described below, equity awards and deferred cash awards held by an executive that have not vested are cancelled upon termination of the executive’s employment, and the executive’s right to exercise vested stock options terminates within a specified period of time after termination of employment, depending on the terms of the applicable stock option plan and the manner of termination.

For stock options granted prior to April 1, 2006, if the executive is at least 55 years old, has at least 10 years of service and the sum of the age and years of service equals at least 70, then all such stock options held by the executive will have 12 months following the date of termination (or such longer period as may be provided in the option agreement) to exercise the options.  We refer to this event as “vested retirement.”  Of the executives for whom information is presented in the tables, Mr. Eller and Mr. Barclay are the only executives who qualified for vested retirement under these rules as of March 31, 2009.

For a person who is both a Centex director and our employee at the time of the grant of a deferred cash award, such as Mr. Eller, the deferred cash award will vest in full on the date the person ceases to be both a Centex director and our employee.  LTPUs awarded to an employee-director, or to an employee who becomes a director, will not be forfeited upon a termination of employment or retirement.  Of the executives for whom information is presented in the tables, Mr. Eller is the only employee-director.  We have not assumed any payout of performance units in a voluntary termination of employment.  Otherwise, an executive is not entitled to the value of any unvested award upon a voluntary termination of employment.

Involuntary Not for Cause Termination and Voluntary Termination for Good Reason (with no Change in Control)

Executive Severance Policy.  We maintain an Executive Severance Policy for selected executives, including the named executive officers.  The policy provides that, if a designated executive’s employment is terminated for reasons other than for cause, death, disability, retirement, or resignation (unless it is a resignation for good reason), the executive is eligible to receive, subject to approval by the chief executive officer, the senior vice president – human resources, and (for the named executive officers and selected other senior executives) the committee:

●	a lump-sum severance payment equal to the sum of the executive’s annual base salary and a specified additional amount multiplied by a factor that is determined by the executive’s position;

●
acceleration of the vesting of a portion of the executive’s unvested equity (i.e., stock options, restricted stock, stock units, and any performance share or similar security) and deferred cash compensation awards; and

●	limited outplacement benefits.

Except to the extent waived by the committee, we must have employed an executive for at least 12 months to be eligible under the policy.  As an additional condition for severance benefits under the policy, the executive must execute a separation agreement agreeing (a) to release us from all actions, suits and demands related to the executive’s employment, (b) not to disclose any of our confidential information, (c) not to solicit the employment of any of our employees for the same period used to determine the accelerated vesting of the executive’s awards, and (d) to repay to us one-half of the severance pay and previously awarded cash bonuses and long-term incentive compensation consistent with our policy on recoupment in restatement situations.  A breach of the confidentiality or non-solicitation covenants entitles us to injunctive relief, in addition to other legal rights we may have.

 A resignation by the executive is for good reason if it is for any of the following reasons without the consent of the executive:  (a) a material reduction in compensation (other than reductions applicable to employees generally or by reason of the executive’s performance or as necessary to properly benchmark pay); (b) a change in job title accompanied by a material diminution in job responsibilities; or (c) a requirement that the executive relocate, except for office relocations that would not increase the executive’s one-way commute by more than 50 miles.

The factor that applies to the severance payment is 2.0 (for the CEO) (level A), 1.5 (for some of the CEO’s direct reports, operating subsidiary CEOs and certain senior executives of Centex Homes) (level B), or 1.0 (for direct reports to these executives plus executive vice presidents and division presidents of Centex Homes) (level C).  The  severance policy sets a maximum severance payment of 2.99 times the sum of the executive’s annual base salary and prior year’s total incentive compensation (including the value of equity awards).  The cash severance payments shown in the termination tables are based on (a) the executive’s base salary at March 31, 2009 and (b) the executive’s computed additional severance amount.  The severance payments shown in the tables were not required to be capped.  The amount of unvested equity and deferred cash compensation awards that is accelerated is determined by a similar tiering based on the amount of equity and deferred cash compensation awards that would have vested in the period following termination of employment:  2.0 years (level A), 1.5 years (level B), and 1.0 year (level C).  If the number of years of accelerated vesting, when added to the number of months that a LTPU award has been outstanding, exceeds the three-year vesting requirement, then executives will receive a payout for this award based on our most recent estimated performance on the performance goals and the fair market value of our common stock as of the date of termination.

Incentive Compensation.  Under our Annual Plan, if we terminate a participating executive’s employment in circumstances that do not involve a change in control of Centex, then, regardless of the manner in which the executive’s employment terminates, the executive will be eligible to receive the incentive compensation earned by the executive for the fiscal year, provided (a) we employed the executive on the last day of the fiscal year and (b) the committee approves the payout of the award.  The information in the tables assumes this approval, except for a termination of employment for cause, and except in the case of Mr. Barclay’s termination this year.  Even if we did not employ the executive on the last day of a fiscal year, the committee has the discretion to award to the executive incentive compensation earned for that fiscal year.

For Cause Termination

Definition of Termination For Cause.  For purposes of the Executive Severance Policy, a termination is for cause if it results from a good faith determination by our board of directors or chief executive officer that:  (a) the executive has willfully failed or refused to follow the material policies of Centex or reasonable directives of the board of directors or the chief executive officer, or willfully failed or refused to perform the material duties or obligations of his or her office other than any failure resulting from the executive’s inability due to physical or mental illness; (b) there has been an act by the executive involving wrongful misconduct that has a demonstrably adverse impact or material damage to us, or that constitutes theft, fraud, or a misappropriation of our assets; (c) the executive has engaged in an unauthorized disclosure of confidential information to persons outside Centex that materially adversely affects us; or (d) the executive has performed services for another company or person that compete with us, while employed by Centex and without the prior approval of the chief executive officer of Centex or the applicable subsidiary.

There are no benefits available to an employee whose employment is terminated for cause.

Vesting of Plan Awards.  All unexercised stock option awards, whether vested or unvested, held by an executive terminate immediately upon a termination of employment for cause.

Death or Disability

Vesting of Plan Awards.  Restricted stock awards, restricted stock units and deferred cash compensation awards held by an executive vest upon the executive’s death or disability.  A pro-rated portion of LTPU awards held by an executive vests upon the executive’s death or disability and the payout is based on the target level and original grant value share price.

Under the SERP, an employee becomes 100% vested in employer contributions on his or her death or disability.  The tables reflect this vesting for the death or disability of the executives who are not fully vested in these contributions as of March 31, 2009.

Salary Continuation Plan.  We maintain a Salary Continuation Plan for selected employees, including the named executive officers.  The purpose of the plan is to provide some financial security by providing a basic level of support for the families of the participating employees.  If the executive dies, other than by suicide, while employed by Centex, the executive’s designated beneficiary is entitled to receive an amount equal to 100% of the employee’s base salary (excluding bonuses and fringe benefits) in effect at the date of death for the first year after the date of death and 50% thereof during the years remaining until the date that would have been the employee’s 65th birthday.  We are the owner of term life insurance policies on the lives of the participating employees under a group plan to fund a portion of the anticipated benefits.  Such insurance is not for the benefit of the participant, but rather is for our benefit so that we have funds with which to make salary continuation payments.  The Salary Continuation Plan payments are based on the executive’s base salary on March 31, 2009.

Change in Control (with or without Termination of Employment)

Definition of Change in Control. For purposes of our 2003 Equity Plan, a change in control means, unless otherwise defined by the committee, a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act.  However, a change in control is deemed to have occurred if (a) a third person, including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of Centex common stock having 50% or more of the total number of votes that may be cast for the election of our directors; or (b) as a result of, or in connection with, a contested election for our directors, persons who were directors immediately before such election cease to constitute a majority of our board of directors. For awards under the 2003 Equity Plan that constitute deferred compensation under Section 409A of the Internal Revenue Code, the change in control must also meet Section 409A requirements for a change in control.  Our other plans contain similar definitions of change in control.

Incentive Compensation and Vesting of Plan Awards.  The Annual Plan provides for the payment to covered senior executives, including the named executive officers, of an award of incentive compensation upon a change in control without regard to otherwise applicable vesting schedules or performance goals.  The committee has interpreted this plan as providing for a “target” level award under these circumstances.  See the Grants of Plan-Based Awards table on page 34 for these dollar target levels.

Under the terms of our equity plans and the Executive Deferred Compensation Plan, awards are generally subject to special provisions upon the occurrence of a defined “change in control” transaction unless otherwise provided in the applicable award agreement.  Under the plans, if a change in control occurs, any outstanding stock options, restricted stock, restricted stock units, deferred cash compensation awards, and other plan awards would generally become immediately fully vested and exercisable.  Upon a change in control, executives will be deemed to have achieved the target level of the performance goals under our outstanding LTPUs, and those awards will be paid out based on the closing sale price of Centex common stock on the NYSE on the day prior to the change in control.

The equity vesting provides these executives with the same opportunities as stockholders, who are free to sell their equity at the time of the change in control event and thereby realize the value created at the time of the transaction.  Also, the vesting and payment of performance-based awards is appropriate given the difficulty in a change of control event of replicating the underlying performance goals.  The change in control benefits in the tables reflect the operation of these automatic vesting provisions.

Change in Control Severance Plan.  On April 7, 2009, the compensation committee and our board adopted a plan for severance after a change in control, which we referred to as the CIC Severance Plan, which, on a participant by a participant basis, supersedes the Executive Severance Policy if there is a change in control.  Benefits under the CIC Severance Plan for termination of employment “without cause” of the named executive officers, or termination by the executive for “good reason,” within two years after the change in control are substantially similar as the benefits under the Executive Severance Policy described on page 44 except that (a) no long-term awards are accelerated upon the termination of employment under the CIC Severance Plan since the vesting of those awards would already have been accelerated under the provisions of the applicable equity plans (other than the May 2009 restricted stock awards that, by their terms, provide for partial accelerated vesting upon a qualified separation after a change in control), and (b) if a participant receives a payout of target bonus under the Annual Plan and is subsequently terminated during the same fiscal year in which the change in control occurs, the cash severance payable under the CIC Severance Plan will be reduced by an amount equal to the portion of the bonus payment attributable to the portion of the year with respect to which the participant did not perform services.  Depending upon the date of the termination of employment, this could result in a smaller offset from the aggregate cash severance payment than under the Executive Severance Policy.  We have added a footnote to each of the termination tables that describes briefly the impact of a termination of employment following a change of control assuming that the CIC Severance Plan were to apply.

Change in Control Agreements.  We have entered into change in control agreements with each of our executive officers and some other employees, including the named executive officers.  The agreements provide for the payment of “gross-up” benefits to executive officers who become liable for an excess parachute excise tax in connection with a change in control as a result of the operation of our equity or incentive plans’ change in control provisions.  The excess parachute excise tax can have widely divergent and unexpected effects based on an executive’s personal compensation history.  The “gross-up” benefits are intended to provide an equal level of change in control benefits across individuals without regard to the effect of the excise tax.  An executive’s entitlement to gross-up benefits is determined by a nationally recognized certified public accounting firm.  However, if an excess parachute excise tax can be avoided by the executive receiving up to 10% less in change in control benefits, then the executive has agreed to do so in order to avoid the excise tax and spare us the need to pay “gross-up” benefits.  Any such reduction will be made first from reducing any payments under the Annual Plan unless a different method is elected by the executive in accordance with the requirements of Section 409A of the Internal Revenue Code.  No tax gross-up payments are shown in the tables because the executives would not have been liable for any excise taxes based on the change in control benefits shown in the tables.

The arrangements provide a benefit upon the occurrence of a change in control, whether or not the employee is terminated in connection with the change in control.  We believe the provision of these change in control benefits is generally consistent with market practice among our peers, is a valuable executive talent retention incentive, and is consistent with the objectives of our overall executive compensation program.

Director Compensation

The following table sets forth information concerning the compensation for fiscal 2009 awarded to or earned by the individuals who served as our non-employee directors during fiscal 2009.

Non-Employee Director Compensation
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)(2)(3)		Option Awards ($) (3)(4)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)(7)	Total ($)
Barbara T. Alexander	96,667	(8)	98,621		25,000	—	—	428	220,716
Juan L. Elek (9)	33,333		(121,357	) (10)	25,000	—	—	320	(62,704	) (10)
Ursula O. Fairbairn	96,667	(11)	98,621		25,000	—	—	428	220,716
Thomas J. Falk	111,667	(12)	98,621		25,000	—	—	428	235,716
Clint W. Murchison, III	76,667		98,621		25,000	—	—	428	200,716
Frederic M. Poses	76,667		98,621		25,000	—	—	588	200,876
James J. Postl	101,667	(13)	98,621		25,000	—	—	428	225,716
David W. Quinn	83,333	(14)	98,621		25,000	—	—	428	207,382
Matthew K. Rose	76,667		88,897		25,000	—	—	375	190,939
Thomas M. Schoewe	76,667		98,621		25,000	—	—	428	200,716

(1)
Represents the dollar amount recognized for financial statement reporting purposes for fiscal 2009 in accordance with FAS 123R of restricted stock awards, and thus includes amounts for awards granted in fiscal 2009 and prior years (to the extent not fully vested).  Assumptions used in the calculation of these amounts are included in footnote (K) to our audited financial statements for fiscal 2009 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  Mr. Rose’s stock award amount is less than the other directors because his first restricted stock award was only received in July 2006 when he was elected.

(2)
Each director received a grant of restricted stock in fiscal 2009.  The grant was made at the beginning of the board year in July 2008 but was delayed until August 1, 2008 in accordance with our policy regarding the grant of equity awards, which is described on page 25.  The grant date fair value of the award computed in accordance with FAS 123R was approximately $100,000.

(3)
The following table shows the aggregate number of shares of restricted stock and stock options held by each non-employee director (and a former director) at March 31, 2009.  We provide complete beneficial ownership information of Centex common stock for each of our directors in the Beneficial Ownership Table on page 50.

Name	Restricted Stock	Stock Options
Barbara T. Alexander	11,525	68,418
Juan L. Elek	4,690	45,742
Ursula O. Fairbairn	11,525	29,039
Thomas J. Falk	11,525	35,339
Clint W. Murchison, III	11,525	126,661	(a)
Frederic M. Poses	13,525	41,920
James J. Postl	11,525	33,299
David W. Quinn	11,525	115,900
Matthew K. Rose	11,525	24,063
Thomas M. Schoewe	11,525	41,242

(a)	Includes stock options for 64,216 shares held by Mr. Murchison’s family limited partnership.

(4)
The annual stock option grants to the non-employee directors are made in July for service on the board during the immediately preceding 12-month period.  The amounts in this column represent the dollar amount recognized for financial statement reporting purposes for fiscal 2009 in accordance with FAS 123R of stock option awards.  This dollar amount represents the expense for the period April 1, 2008 to June 30, 2008 of the stock options granted on August 1, 2008 as compensation for service on the board for the period July 2007 to July 2008.  The board eliminated its July 2009 stock option award.

(5)
Each director received a stock option grant in fiscal 2009.  The grant was made at the end of the prior board year in July 2008 but was delayed until August 1, 2008 and in accordance with our policy regarding the grant of equity awards, which is described on page 25.  The grant date fair value of the award computed in accordance with FAS 123R was approximately $100,000.

(6)	Includes cash dividends received by the directors in fiscal 2009 on their Centex restricted stock.

(7)
Perquisites and other personal benefits are not disclosed for the directors because Centex’s aggregate incremental cost of the perquisites and benefits for each of the directors is less than $10,000.  We used the same methodology for determining incremental cost as we did for the calculation of perquisites for the named executive officers in the Summary Compensation Table on page 29.

(8)	Includes fees for chairing the governance committee.

(9)	Mr. Elek retired from the board at the 2008 annual meeting and, therefore, his compensation is only for a partial year.

(10)
At the time of Mr. Elek’s retirement, he held unvested restricted stock awards.  In order to allow Mr. Elek to continue to vest in his awards after retirement, and thereby have the same effect as the new director stock unit award (scheduled to take effect in July 2009), which provides for continued restrictions (but not forfeiture) following exit or retirement, the compensation committee recommended, and the board approved, a modification of Mr. Elek’s outstanding restricted stock awards to provide for continued vesting during the remainder of the applicable three-year vesting period after his retirement.  The modification caused a reduction in the FAS 123R expense for the restricted stock awards since the market price of Centex common stock on the NYSE at the time of award was higher than the market price at retirement, resulting in a negative FAS 123R expense for the awards.

(11)	Includes fees for chairing the compensation committee.

(12)	Includes fees for serving as lead director.

(13)	Includes fees for chairing the audit committee.

(14)	Includes fees for serving as the chair of an ad hoc board committee for a portion of the fiscal year.

Discussion of Director Compensation Table and Related Matters

Board compensation is determined prior to the beginning of each board year.  A board year starts on the day of our annual meeting of stockholders and continues through the day of the following year’s annual meeting.

As of October 8, 2008, taking into account changes made by the board of directors effective on that date, each outside director will receive the following compensation for his or her services:

●	The compensation package consists of annual compensation having a value of $265,000. No separate meeting fees will be payable for attending board and committee meetings.

$65,000 of the annual compensation amount will be paid in the form of cash, payable in monthly installments.

$100,000 of the annual compensation amount will be paid in the form of restricted stock units (restricted stock in prior years), to be awarded at the beginning of the board year commencing immediately after the annual meeting of stockholders (with a grant date delayed, if applicable, until after publication of quarterly earnings in accordance with our grants and equity awards policy).  The number of units awarded will be based on the market price of Centex common stock on the date of grant.  Restricted stock units will vest 100% on the date of grant, but shares of Centex common stock will not be distributed (and cannot be transferred) until the third anniversary of the date of grant.  If a director leaves the board for any reason (other than for cause, as determined by the board) before the distribution date, the award will continue in effect and distribution of common stock will be made on the distribution date.  If a director is removed for cause, the restricted stock units will be forfeited.  The restricted stock units will not have a deferral feature, so there will be no deferral of the distribution date beyond the third anniversary of the grant date.  Dividends in the form of additional restricted stock units (if awarded on the underlying common stock) will accrue from the date of grant until the distribution date, and will be paid to the directors on the distribution date.  These restricted stock unit awards will be made under our 2003 Equity Incentive Plan and will be governed by that plan and the terms of restricted stock unit award agreements.  Directors previously received restricted stock awards instead of restricted stock units.  Previously awarded restricted stock will not be converted to restricted stock units.

$100,000 of this annual compensation amount will be paid in the form of stock options, to be awarded at the meeting of the board of directors held in July after the board service year for which the options are granted (with a grant date delayed, if applicable, until after publication of quarterly earnings in accordance with our grants and equity awards policy).  Unlike the restricted stock unit awards, which are made at the beginning of a board year, stock options are awarded in arrears after the board year has ended.  The number of shares of common stock subject to these awards will be determined based on the Black-Scholes valuation methodology as of the date of grant.  Options granted to directors will vest upon grant.  If a director leaves the board for any reason (other than for cause, as determined by the board) prior to the awarding of stock options for the year, the director will be granted a full (not a pro-rated) stock option award upon separation from service.  The exercise price will be the closing price of Centex common stock on the date of grant.  These stock option awards will be made under the Plan and will be governed by that plan and the terms of stock option award agreements.

Directors joining the board during a board year will receive a pro-rata portion of the compensation based upon the effective date of their election to the board.  New directors will receive a restricted stock unit award and begin receiving monthly installments of their cash compensation upon their election to the board.

●
The chairperson of the audit committee will receive additional compensation of $25,000, payable in cash in monthly installments.  The chairperson of each of the compensation and management development committee, the corporate governance and nominating committee and the 2009 special initiatives committee will receive additional compensation of $20,000, payable in cash in monthly installments.

●	The lead director will receive additional compensation of $35,000, payable in cash in monthly installments.

●	Directors will be entitled to other compensation pursuant to existing plans in which they are eligible to participate.

The plan for outside director compensation is customarily reviewed by our board of directors at or before its July meeting and is subject to change until it is set for the coming year at that meeting.  For example, in February 2009, the outside directors agreed to forgo their stock option awards that would otherwise have been granted in July 2009 for the preceding board service year, which had the effect of reducing their compensation for a portion of fiscal year 2009.

Employee directors are not compensated for board service, and none of our independent directors receives any consulting, advisory, or any other non-director compensatory fees from us.

Compensation Committee Interlocks and Insider Participation

The Compensation and Management Development Committee as of March 31, 2009 was comprised of: Ursula O. Fairbairn (Chair), Thomas J. Falk, and Matthew K. Rose.  No member of our Compensation and Management Development Committee was during the fiscal year ended March 31, 2009, or currently is, an executive officer or employee of Centex Corporation or any of its subsidiaries or affiliates.  No executive officer of Centex Corporation was during fiscal 2009, or currently is, a director or a member of the compensation committee of another entity having an executive officer who is a director or a member of our Compensation and Management Development Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Information

Stock Ownership of Directors and Executive Officers

We encourage stock ownership by our directors, officers and employees to align their interests with your interests as stockholders.  The following table shows the beneficial ownership of Centex common stock as of July 10, 2009 by (a) each of our directors, (b) each of the named executive officers listed in the Summary Compensation Table on page 29, and (c) all our directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the owner has sole voting and investment power with respect to the shares.

		Amount and Nature of Beneficial Ownership (#) (1)
Name	Position	Common Stock Beneficially Owned, Excluding Options, Restricted Stock and Restricted Stock Units (2)	Stock Options Exercisable Within 60 Days of 7/10/2009 (3)	Restricted Stock (4)	Restricted Stock Units Vested Within 60 Days of 7/10/2009 (5)	Total Common Stock Beneficially Owned (6)	Percent of Class
Barbara T. Alexander	Director	39,406	63,918	11,525	0	114,849	*
David L. Barclay	(7)	38,517	336,105	0	5,328	379,950	*
Joseph A. Bosch	Senior Vice President – Human Resources	11,290	31,661	100,981	0	143,932	*
Timothy R. Eller	Chairman of the Board, Chief Executive Officer and Director (8)	733,574	1,374,323	341,763	0	2,449,660	1.9%
Ursula O. Fairbairn	Director	2,316	29,039	11,525	0	42,880	*
Thomas J. Falk	Director	8,316	35,339	11,525	0	55,180	*
Clint W. Murchison, III	Director	145,856	64,333	11,525	0	221,714	*
Frederic M. Poses	Director	4,316	41,920	13,525	0	59,761	*
James J. Postl	Director	2,816	33,299	11,525	0	47,640	*
David W. Quinn	Director	102,051	115,900	11,525	0	229,476	*
Matthew K. Rose	Director	0	24,063	11,525	0	35,588	*
Thomas M. Schoewe	Director	14,443	41,242	11,525	0	67,210	*
Catherine R. Smith	Executive Vice President and Chief Financial Officer	23,393	62,616	183,963	0	269,972	*
Brian J. Woram	Senior Vice President and Chief Legal Officer	48,539	168,559	90,478	0	307,576	*
All directors and executive officers as a group (17 persons)		1,253,717	2,871,516	983,453	5,328	5,114,014	4.0%

* Less than 1%

(1)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 of the SEC under the Securities Exchange Act of 1934, pursuant to which a person is deemed to have “beneficial ownership” of shares of Centex common stock for which that person has or shares the power to vote or dispose of those shares, or has the right to acquire within 60 days.  For purposes of computing the percentage of outstanding shares of Centex common stock held by each person or group of persons named in the table, any shares as to which that person or persons have the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or persons.

(2)
The amounts shown in this column include the following shares of Centex common stock: (a) shares held for the accounts of these individuals in the Centex Corporation Common Stock Fund under the Saving for Retirement Plan as of July 10, 2009, as follows:  Mr. Barclay – 3,242 shares; Mr. Eller – 12,924 shares; and Mr. Woram – 675 shares; and all directors and executive officers as a group – 16,841 shares; and (b) shares held by a family limited partnership in which these individuals have or share voting or investment power, as follows:  Mr. Eller – 164,800 shares; Mr. Falk – 8,316 shares; Mr. Murchison – 128,948 shares; and all directors and executive officers as a group – 302,064 shares.

(3)
The amounts shown in this column consist of shares of Centex common stock that may be acquired by these individuals pursuant to the exercise of stock options granted to them under our 1987 Stock Option Plan, 1998 Employee Non-Qualified Stock Option Plan, 2001 Stock Plan or 2003 Equity Incentive Plan, and exercisable on July 10, 2009 or within 60 days thereafter.  For Mr. Murchison, the number of stock options beneficially owned includes options for 10,888 shares held by his family limited partnership.

(4)
The amounts shown in this column consist of shares of restricted Centex common stock held by these individuals, which vest over time according to the schedule set forth in the restricted stock award.  The restricted stock is subject to forfeiture and may not be sold or transferred during the vesting period.  Holders of shares of restricted stock have the right to vote and receive dividends on the shares.

(5)
The amounts shown in this column consist of shares of Centex common stock that these individuals have the right to receive upon payout of restricted stock units they held that were vested on July 10, 2009 or will vest within 60 days thereafter.  The restricted stock units were awarded to Mr. Barclay under our 2003 Equity Incentive Plan.  The restricted stock units vest over time according to the schedule set forth in the restricted stock unit award agreement.  Holders of stock units do not have the right to vote or receive dividends on the shares until vested units are converted into shares.  The distribution of Mr. Barclay’s units is delayed until after September 30, 2009 in accordance with Section 409A of the Internal Revenue Code.

(6)	The amounts shown in this column consist of all common stock, options, restricted stock, and restricted stock units beneficially owned by these individuals.

(7)
Mr. Barclay was the president - land division of Centex Real Estate Corporation, the managing general partner of Centex Homes, our homebuilding subsidiary until March 31, 2009, after which he ceased to be an executive officer and employee.  When referring to Mr. Barclay’s title, we use Centex Homes instead of Centex Real Estate Corporation.  A company controlled by Mr. Barclay is acting as a consultant to Centex Homes from April 1, 2009 until April 1, 2010, subject to earlier termination by either party with two week’s written notice.

(8)	Mr. Eller also serves as our president and chief operating officer.

Stock Ownership of Certain Beneficial Owners

The following table sets forth information regarding the only persons or entities we know of who beneficially own more than 5% of our common stock as of the date set forth in the applicable footnote.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
FMR LLC and Edward C. Johnson 3d (2) 82 Devonshire Street Boston, MA 02109	18,609,820	14.85%
Barclays Global Investors, N.A. and certain of its affiliates (3) 400 Howard Street San Francisco, CA 94105	9,765,423	7.79%
State Street Bank and Trust Company (4) State Street Financial Center One Lincoln Street Boston, MA 02111	6,378,155	5.09%

(1)
Represents the number of shares beneficially owned as of December 31, 2008 for each person, entity or group divided by the number of shares of Centex common stock issued and outstanding on July 10, 2009.

(2)
Based solely on information provided in Amendment No. 1 to Schedule 13G filed jointly by FMR, LLC (“FMR”) and Edward C. Johnson 3d (“Mr. Johnson”) with the SEC on February 17, 2009, with respect to shared Centex common stock beneficially owned.  The Schedule 13G/A discloses that (i) Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR and an investment advisor, beneficially owns 17,419,099 shares as a result of providing investment advisory services to various investment companies.  Mr. Johnson and FMR, through their control of Fidelity and the Fidelity funds, each has sole power to dispose of these shares.  The sole power to vote or direct the voting of these shares resides with the funds’ boards of Trustees; (ii) Strategic Advisers, Inc. (“Strategic”), a wholly owned subsidiary of

FMR and an investment advisor, beneficially owns 5,408 shares; (iii) Pyramis Global Advisors, LLC (“Pyramis Advisors”), an indirect wholly owned subsidiary of FMR and an investment advisor, beneficially owns 8,200 shares.  Mr. Johnson and FMR, through their control of Pyramis Advisors, each have sole dispositive power with respect to these shares and sole power to vote or to direct the voting of these shares; (iv) Pyramis Global Advisors Trust Company (“Pyramis Trust”), an indirect wholly owned subsidiary of FMR and a bank, beneficially owns 874,313 shares.  Mr. Johnson and FMR, through their control of Pyramis Trust, each has sole dispositive power with respect to the shares and sole power to vote or to direct the voting of 779,013 of these shares; and (v) Fidelity International Limited (“FIL”), an investment advisor, is the beneficial owner of 302,800 shares.  FIL has sole dispositive power with respect to these shares, FIL has sole power to vote or direct the voting of 287,200 of these shares and no power to vote or direct the voting of 15,600 of these shares.  Fidelity and Strategic have the same address as FMR.  The address of Pyramis Advisors and Pyramis Trust is 53 State St., Boston, MA 02109.  The address of FIL is Penbrook Hall, 42 Crow Ln., Hamilton, Bermuda.

(3)
Based solely on information contained in a Schedule 13G filed jointly by Barclays Global Investors, N.A. (“Barclays N.A.”), Barclays Global Fund Advisors (“Barclays Advisors”), Barclays Global Investors, Ltd. (“Barclays Investors”), Barclays Global Investors Japan Limited (“Barclays Japan”), Barclays Global Investors Canada Limited (“Barclays Canada”), Barclays Global Investors Australia Limited (“Barclays Australia”), and Barclays Global Investors (Deutschland) AG (“Barclays AG”), with the SEC on February 5, 2009, with respect to shares of Centex common stock beneficially owned.  The Schedule 13G discloses that (i) Barclays N.A. has sole voting power over 5,103,886 shares, shared voting power over no shares, sole dispositive power over 6,478,733 shares, and shared dispositive power over no shares; (ii) Barclays Advisors has sole voting power over 2,327,026 shares, shared voting power over no shares, sole dispositive power over 2,334,859 shares, and shared dispositive power over no shares; (iii) Barclays Investors has sole voting power over 464,895 shares, shared voting power over no shares, sole dispositive power over 529,035 shares and shared dispositive power over no shares; (iv) Barclays Japan has sole voting power over 295,689 shares, shared voting power over no shares, sole dispositive power over 295,689 shares and shared dispositive power over no shares; (v) Barclays Canada has sole voting power over 101,967 shares, shared voting power over no shares, sole dispositive power over 101,967 shares, and shared dispositive power over no shares; (vi) Barclays Australia has sole voting power over 25,140 shares, shared voting power over no shares, sole dispositive power over 25,140 shares, and shared dispositive power over no shares; and (v) and Barclays AG has no sole or shared voting power or sole or shared dispositive power with respect to shares of Centex common stock.  Barclays Advisors has the same address as Barclays N.A..  The address of Barclays Investors is Murray House, 1 Royal Mint Court, London, England EC3N 4HH.  The address of Barclays Japan is Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402 Japan.  The address of Barclays Canada is Brookfield Place, 161 Bay St., Suite 2500, Toronto, Canada Ontario M5J 2S1.  The address of Barclays Australia is Level 43, Grosvenor Place, 225 George St.,  PO Box N43, Sydney, Australia NSW 1220.  The address of Barclays AG is Apianstrasse 6, D-85774, Unterfohring, Germany.

(4)
Based solely on information contained in a Schedule 13G filed by the reporting entity with the SEC on February 13, 2009 with respect to shares of Centex common stock beneficially owned.  The Schedule 13G disclosed that the reporting entity has sole voting power of 6,378,155 shares, shared voting power over no shares, sole dispositive power over no shares, and shared dispositive power over 6,378,155 shares.

Equity Compensation Plan Information

Information as of March 31, 2009 with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans was included in footnote (K) to the Company’s financial statements included in Item 8 of the Original 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

Our board of directors, upon the recommendation of our governance committee, in February 2007 adopted a written policy relating to approval or ratification of “related person transactions.”

Under the policy, a “related person transaction” is a transaction, arrangement, or relationship, or series of similar transactions, arrangements, or relationships, in which the aggregate amount involved exceeds $50,000, we are a participant, and any related person has or will have a direct or indirect interest.  A “related person” is (a) any person who is or was since the beginning of the last fiscal year, even if they do not presently serve in that role, an executive officer, director or nominee for election as a director, any greater than 5% beneficial owner of our common stock, or any immediate family member of any of such persons and (b) any associated entity of any of the foregoing.

Immediate family members include a person’s spouse, parents, step-parents, children, step-children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone residing in such person’s home (other than a tenant or employee).  Associated entities of a related person include any entity in which such person is employed or is a general partner or principal or in which such person has a 5% or greater beneficial ownership interest.

Under the policy, our governance committee is to review the material facts of potential related person transactions that require the committee’s approval and either approve or disapprove our entry into the transaction by taking into account, among other factors it deems appropriate, whether the transaction is on terms that are comparable to the terms generally available to an unrelated third-party and the extent of the related person’s interest in the transaction.  No member of the committee may participate in any discussion or approval of a transaction for which he or she or any of his or her immediate family members or associated entities is a related person.  If a transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related person.

The following are not related person transactions under the policy:

●	Any employment relationship or transaction involving any of our executive officers and any related compensation or benefits solely resulting from that employment relationship or transaction.

●	Any compensation or benefits payable to a Centex director solely for service as a director.

●
Any transaction in which the interest of the related person arises solely from the ownership of a class of Centex equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis.

●
The following items of indebtedness:  amounts due from the related person for purchases of goods and services subject to usual trade terms, for ordinary business travel and expense payments, and for other transactions in the ordinary course of business.

There were no related person transactions under the policy to approve with respect to the fiscal year ended March 31, 2009, other than the committee’s approval of the ordinary course of business transactions described under “Ordinary Course of Business Transactions” on page 54.

Indemnification Arrangements

We are party to indemnification agreements with each of our directors and executive officers.  The indemnification agreements and our by-laws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Director Independence

Independent judgment is the cornerstone of an effective board and independent directors must always comprise a majority of our board.  Independent means to us not only that a director satisfies the independence requirements of the Securities Exchange Act of 1934, the rules adopted by the SEC and the corporate governance and other listing standards of the NYSE, but also that the director meets the stricter categorical independence standards adopted by our board and contained in our corporate governance guidelines.  Our corporate governance guidelines are available on our web site at www.centex.com in the Investors area (Corporate Governance subsection).  Each year the board considers these independence standards to determine whether a director has any material relationship with us that could impact his or her independence.  The board also considers our related person transactions policy, which is described under “Review and Approval of Related Person Transactions” on page 52.

Criteria for Director Independence

The categorical standards provide that any director who satisfies all of the following criteria and otherwise has no material relationship with us shall be determined to be an independent director:

(a)  the director is not, and in the past three years has not been, an employee of ours;

(b)  an immediate family member of the director is not, and in the past three years has not been, employed as an executive officer of ours;

(c)  (i) neither the director nor a member of the director’s immediate family is a current partner of our outside auditing firm; (ii) the director is not a current employee of our outside auditing firm; and (iii) neither the director nor a member of the director’s immediate family was within the past three years (but is no longer) a partner or employee of our outside auditing firm and personally worked on our audit within that time;

(d)  neither the director nor a member of the director’s immediate family is, or in the past three years has been, part of an interlocking directorate in which a current executive officer of ours served on the compensation committee of another company at the same time the director or the director’s immediate family member served as an executive officer of that company;

(e)  neither the director nor a member of the director’s immediate family has received, during any 12-month period in the past three years, any direct compensation payments from us in excess of $120,000, other than compensation for board service, compensation received by the director’s immediate family member for service as a non-executive employee of ours, and pension or other forms of deferred compensation for prior service;

(f)  the director is not a current executive officer or employee, and no member of the director’s immediate family is a current executive officer, of another company that makes payments to or receives payments from us, or during any of the last three fiscal years has made payments to or received payments from us, for property or services in an amount that, in any single fiscal year, exceeded the greater of $1 million or 2% of the other company’s consolidated gross revenues;

(g)  the director is not an executive officer of a non-profit organization to which we make or in the past three fiscal years have made, payments (including contributions) that, in any single fiscal year, exceeded the greater of $1 million or 2% of the non-profit organization’s consolidated gross revenues;

(h)  the director is not, and during the last fiscal year has not been, a partner in, or a controlling shareholder or executive officer of, a business corporation, non-profit organization, or other entity to which we were indebted at the end of our last full fiscal year in an aggregate amount in excess of 2% of our total consolidated assets at the end of that fiscal year;

(i)  the director is not, and during the last fiscal year has not been, a member of, or of counsel to, a law firm that we have retained during the last fiscal year or propose to retain during the current fiscal year; and

(j)  the director is not, and during the last fiscal year has not been, a partner or executive officer of any investment banking firm that has performed services for us, other than as a participating underwriter in a syndicate, during the last fiscal year or that we propose to have perform services during the current fiscal year.

The board may determine that a director or nominee is “independent” even if the director or nominee does not meet each of the standards set forth in paragraphs (g) through (j) above as long as the board determines that the person is independent of management and free from any relationship that in the judgment of the board would interfere with the person’s independent judgment as a member of the board and the basis for that determination is disclosed in our annual proxy statement.

Ordinary Course of Business Transactions

In determining that our directors are independent, the governance committee and the board considered for all the directors the following transactions or relationships:  (a) transactions between Centex and the director’s employer or between Centex and independent distributors for the purchase of products of the director’s employer, (b) transactions between Centex and the employer of a family member of the director, (c) transactions between Centex and another company of which the director serves as a director, and (d) charitable contributions by Centex to an organization in which a director is involved, all of which occurred in the ordinary course of our business.

Determination of Director Independence

Our board has reviewed information regarding each director and his or her other relationships, if any, with us.  Based on its review and after consideration of the standards described in paragraphs (a) – (j) above, our board has determined that all of the non-employee members of the board have relationships that qualify as categorically immaterial under the standards described above.  Therefore, our board of directors has determined, upon the recommendation of the governance committee, that all of the non-employee members of the board are “independent.”  The independent directors are as follows:

Barbara T. Alexander
Ursula O. Fairbairn
Thomas J. Falk
Clint W. Murchison, III
Frederic M. Poses
James J. Postl
David W. Quinn
Matthew K. Rose
Thomas M. Schoewe

The other director, Timothy R. Eller, our current chief executive officer, is not independent under the categorical standards.

Independent Director Meetings

Our independent directors meet immediately after all periodic board meetings without Mr. Eller or other management present.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Appointment of Ernst & Young

Ernst & Young acted as our independent auditors to audit our books and records for fiscal 2009, and the audit committee has appointed Ernst & Young as our independent registered public accounting firm for fiscal 2010.

Audit Fees and Pre-Approval Policy

The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of Ernst & Young, our independent auditors.  Ernst & Young reports directly to the audit committee.  The audit committee has adopted policies and procedures for pre-approving all audit and permissible non-audit services performed by Ernst & Young after May 6, 2003.  Under these policies, the committee pre-approves the use of audit and specific permissible audit-related and non-audit services up to certain dollar limits.  Services that do not come under this authority must be pre-approved separately by the committee or, for services that do not exceed $200,000, by a member of the committee.  Any such member must report the pre-approval at the next audit committee meeting.  In determining whether or not to pre-approve services, the audit committee determines whether the service is a permissible service under the SEC’s rules, and, if permissible, the potential effect of such services on the independence of Ernst & Young.  The audit committee pre-approved 100% of the services provided by Ernst & Young during fiscal 2009.

The following table presents the aggregate fees billed for professional services by Ernst & Young in the last two fiscal years:

Type of Fees	Fiscal 2009 ($ in thousands)	Fiscal 2008 ($ in thousands)

Audit Fees	2,572	3,530
Audit-Related Fees	62	64
Tax Fees	5	8
All Other Fees	—	—
Total	2,639	3,602

As used in the table:

●
“Audit Fees” are fees for professional services rendered by Ernst & Young for the audit of our financial statements included in our Form 10-K report and the review of our financial statements included in our Form 10-Q reports or services that are normally provided by Ernst & Young in connection with statutory or regulatory filings or engagements.

●
“Audit-Related Fees” are fees for assurance and related services by Ernst & Young that are reasonably related to the performance of the audit or review of the financial statements, including audits of employee benefit plans, accounting consultations, procedures performed related to securitizations and other debt transactions, and services provided in connection with the disposition of operations.

●	“Tax Fees” means fees for professional services rendered by Ernst & Young for tax compliance, tax advice, and tax planning.

●	“All Other Fees” includes all other fees for products and services provided by Ernst & Young.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits.   The following exhibits are filed with this Report.

Exhibit Number	Description	Filed Herewith or Incorporated by Reference
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

Exhibit 2.1 to Centex’s Current Report on Form 8-K dated April 10, 2009
3.1	Amended and Restated Articles of Incorporation of Centex	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated July 15, 2008
3.1a	Certificate of Withdrawal of Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 24, 2009.	Exhibit 3.1a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
3.1b	Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 25, 2009.	Exhibit 3.1a to Centex’s Registration Statement on Form 8-A dated February 25, 2009
3.2	Amended and Restated By-Laws of Centex dated October 8, 2008	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated October 14, 2008
4.1	Specimen Centex common stock certificate	Exhibit 4.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009

4.2	Rights Agreement, dated as of February 24, 2009, between Centex and Mellon Investor Services LLC, which includes the Form of Rights Certificate as Exhibit B	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated February 24, 2009
4.3	Indenture, dated as of October 1, 1998, between Centex and U.S. Bank National Association (successor to Chase Bank of Texas, National Association)	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated October 21, 1998
4.4	Indenture, dated as of November 5, 2008, between Centex and U.S. Bank National Association	Exhibit 4.6 to Centex’s Registration Statement (file no. 333-155165) on Form S-3
4.5	Indenture, dated as of November 14, 2000, between Centex and The Bank of New York Mellon Trust Company, National Association (successor to The Chase Manhattan Bank)	Exhibit 4.21 to Centex’s Registration Statement (file no. 333-49966) on Form S-3
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

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.2	Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (“1998 Stock Option Plan”)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.2a	Form of stock option agreement for 1998 Stock Option Plan*	Exhibit 10.2a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005
10.3	Amended and Restated Centex Corporation 2001 Stock Plan (“2001 Stock Plan”)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.3a	Form of stock option agreement for 2001 Stock Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Exhibit 10.3b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.4	Centex Corporation Long Term Incentive Plan (“LTIP”)*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated February 19, 2008

10.4a	Form of award agreement for LTIP*	Exhibit 10.4a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.5	Centex Corporation 2003 Annual Incentive Compensation Plan (amended and restated effective January 1, 2008)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.5a	Centex Corporation 2003 Annual Incentive Compensation Plan (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 15, 2008
10.5b	Form of award agreement for incentive compensation (fiscal 2009)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.5c	Form of award agreement for incentive compensation (fiscal 2010)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6	Centex Corporation 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.6a	Centex Corporation 2003 Equity Incentive Plan (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated July 15, 2008
10.6aa	Centex Corporation 2003 Equity Incentive Plan (as amended through October 8, 2008)*	Exhibit 10.2a to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6aaa	Centex Corporation 2003 Equity Incentive Plan (as amended through February 11, 2009) (“2003 Equity Incentive Plan”)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.6b	Form of stock option agreement for 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.6c	Form of stock unit agreement for 2003 Equity Incentive Plan*	Exhibit 10.6b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.6cc	Form of stock unit agreement for 2003 Equity Incentive Plan (May 2009 award)*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6d	Form of restricted stock award agreement for 2003 Equity Incentive Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 16, 2007
10.6e	Form of restricted stock award agreement for 2003 Equity Incentive Plan (July 2008 management awards)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated July 15, 2008

10.6f	Form of restricted stock award agreement for 2003 Equity Incentive Plan (May 2009 award)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6g	Form of non-employee director stock option agreement for 2003 Equity Incentive Plan (August 2008 non-employee director awards)*	Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6h	Form of non-employee director restricted stock agreement for 2003 Equity Incentive Plan (August 2008 non-employee director awards)*	Exhibit 10.2c to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6i	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 23, 2007
10.6ii	Amendments to form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.6j	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2008 award)*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.7	Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.9 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.9	Centex Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.9a	Form of deferred compensation agreement for Executive Deferred Compensation Plan*	Exhibit 10.9a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.9b	Form of deferred compensation agreement for Executive Deferred Compensation Plan (2009 retention awards) *	Exhibit 10.9b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
10.10	Summary of Outside Director Compensation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
10.11	Centex Corporation Executive Severance Policy*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated October 14, 2008

10.11a	Centex Corporation Plan Regarding Severance After a Change in Control dated April 7, 2009*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 8, 2009
10.12	Centex Corporation Salary Continuation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.13	Centex Comprehensive Medical Plan*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.13a	Amendment No. 1 to Centex Comprehensive Medical Plan*	Exhibit 10.13a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.13b	Amendment No. 2 to Centex Comprehensive Medical Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.14	Form of Director Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 14, 2006
10.15	Form of Officer Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.16	Form of Change of Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 14, 2006
10.16a	Form of Amendment Change in Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.17	Credit Agreement, dated July 1, 2005 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 1, 2005
10.17a	First Amendment to Credit Agreement, dated May 25, 2006 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated June 1, 2006
10.17b	Second Amendment to Credit Agreement, dated July 20, 2007, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated July 23, 2007
10.17c	Third Amendment to Credit Agreement, dated March 26, 2008, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated April 1, 2008
10.17d	Fourth Amendment to Credit Agreement, dated January 23, 2009, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated January 26, 2009

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

Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 6, 2007
10.20	Contribution Agreement, dated as of March 29, 2008, between Centex Homes and Corona Real Estate Holding Company, LLC	Exhibit 10.28 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.21	Member Interests Purchase Agreement, dated as of March 31, 2008, between Centex Homes and Corona Land Company, LLC	Exhibit 10.29 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.22	Executive Separation Agreement between David L. Barclay and Centex Service Company, LLC effective as of March 31, 2009*	Exhibit 99 to Centex’s Current Report on Form 8-K dated April 2, 2009
10.23	Consulting Agreement between Barclay Consulting Group, Ltd. and Centex Service Company, LLC dated as of April 1, 2009*	Exhibit 99 to Centex’s Current Report on Form 8-K dated April 2, 2009
12.1	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009

21	List of Subsidiaries of Centex	Exhibit 21 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
23	Consent of Independent Registered Public Accounting Firm	Exhibit 23 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
24.1	Powers of Attorney	Exhibit 24.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated May 21, 2009	Exhibit 31.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
31.1a	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated July 28, 2009	Filed herewith
31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated May 21, 2009	Exhibit 31.2 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
31.2a	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated July 28, 2009	Filed herewith
32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION
Registrant

July 28, 2009	By:	/s/ TIMOTHY R. ELLER
		Name:	Timothy R. Eller
		Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

CENTEX CORPORATION
Registrant

July 28, 2009	By:	/s/ TIMOTHY R. ELLER
		Name:	Timothy R. Eller
		Title:	Chairman of the Board and Chief Executive Officer (principal executive officer)

July 28, 2009	By:	/s/ CATHERINE R. SMITH
		Name:	Catherine R. Smith
		Title:	Executive Vice President and Chief Financial Officer (principal financial officer)

July 28, 2009	By:	/s/ MARK D. KEMP
		Name:	Mark D. Kemp
		Title:	Senior Vice President – Controller (principal accounting officer)

Barbara T. Alexander, Timothy R. Eller, Ursula O. Fairbairn, Thomas J. Falk, Clint W. Murchison, III, Frederic M. Poses, James J. Postl, David W. Quinn, Matthew K. Rose and Thomas M. Schoewe

July 28, 2009	By:	/s/ TIMOTHY R. ELLER
		Name:	Timothy R. Eller
Individually and as Attorney-in-Fact *

* Pursuant to authority granted by powers of attorney, copies of which were filed with the Original 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith or Incorporated by Reference
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

Exhibit 2.1 to Centex’s Current Report on Form 8-K dated April 10, 2009
3.1	Amended and Restated Articles of Incorporation of Centex	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated July 15, 2008
3.1a	Certificate of Withdrawal of Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 24, 2009.	Exhibit 3.1a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
3.1b	Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 25, 2009.	Exhibit 3.1a to Centex’s Registration Statement on Form 8-A dated February 25, 2009
3.2	Amended and Restated By-Laws of Centex dated October 8, 2008	Exhibit 3.1 to Centex’s Current Report on Form 8-K dated October 14, 2008
4.1	Specimen Centex common stock certificate	Exhibit 4.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
4.2	Rights Agreement, dated as of February 24, 2009, between Centex and Mellon Investor Services LLC, which includes the Form of Rights Certificate as Exhibit B	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated February 24, 2009
4.3	Indenture, dated as of October 1, 1998, between Centex and U.S. Bank National Association (successor to Chase Bank of Texas, National Association)	Exhibit 4.1 to Centex’s Current Report on Form 8-K dated October 21, 1998
4.4	Indenture, dated as of November 5, 2008, between Centex and U.S. Bank National Association	Exhibit 4.6 to Centex’s Registration Statement (file no. 333-155165) on Form S-3
4.5	Indenture, dated as of November 14, 2000, between Centex and The Bank of New York Mellon Trust Company, National Association (successor to The Chase Manhattan Bank)	Exhibit 4.21 to Centex’s Registration Statement (file no. 333-49966) on Form S-3

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

10.1	Centex Corporation Amended and Restated 1987 Stock Option Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.2	Amended and Restated 1998 Centex Corporation Employee Non-Qualified Stock Option Plan (“1998 Stock Option Plan”)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.2a	Form of stock option agreement for 1998 Stock Option Plan*	Exhibit 10.2a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005
10.3	Amended and Restated Centex Corporation 2001 Stock Plan (“2001 Stock Plan”)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.3a	Form of stock option agreement for 2001 Stock Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.3b	Form of restricted stock agreement for 2001 Stock Plan*	Exhibit 10.3b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004
10.4	Centex Corporation Long Term Incentive Plan (“LTIP”)*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.4a	Form of award agreement for LTIP*	Exhibit 10.4a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.5	Centex Corporation 2003 Annual Incentive Compensation Plan (amended and restated effective January 1, 2008)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.5a	Centex Corporation 2003 Annual Incentive Compensation Plan (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 15, 2008

10.5b	Form of award agreement for incentive compensation (fiscal 2009)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.5c	Form of award agreement for incentive compensation (fiscal 2010)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6	Centex Corporation 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.6a	Centex Corporation 2003 Equity Incentive Plan (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008)*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated July 15, 2008
10.6aa	Centex Corporation 2003 Equity Incentive Plan (as amended through October 8, 2008)*	Exhibit 10.2a to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6aaa	Centex Corporation 2003 Equity Incentive Plan (as amended through February 11, 2009) (“2003 Equity Incentive Plan”)*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 13, 2009
10.6b	Form of stock option agreement for 2003 Equity Incentive Plan*	Exhibit 10.6 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.6c	Form of stock unit agreement for 2003 Equity Incentive Plan*	Exhibit 10.6b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.6cc	Form of stock unit agreement for 2003 Equity Incentive Plan (May 2009 award)*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6d	Form of restricted stock award agreement for 2003 Equity Incentive Plan*	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 16, 2007
10.6e	Form of restricted stock award agreement for 2003 Equity Incentive Plan (July 2008 management awards)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated July 15, 2008
10.6f	Form of restricted stock award agreement for 2003 Equity Incentive Plan (May 2009 award)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 15, 2009
10.6g	Form of non-employee director stock option agreement for 2003 Equity Incentive Plan (August 2008 non-employee director awards)*	Exhibit 10.2 to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.6h	Form of non-employee director restricted stock agreement for 2003 Equity Incentive Plan (August 2008 non-employee director awards)*	Exhibit 10.2c to Centex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.6i	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 23, 2007
10.6ii	Amendments to form of long-term performance unit award for 2003 Equity Incentive Plan (May 2007 award)*	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.6j	Form of long-term performance unit award for 2003 Equity Incentive Plan (May 2008 award)*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.7	Supplemental Executive Retirement Plan of Centex Corporation*	Exhibit 10.9 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.8	Centex Corporation Deferred Compensation Plan*	Exhibit 10.7 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.9	Centex Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”)*	Exhibit 10.8 to Centex’s Current Report on Form 8-K dated February 19, 2008
10.9a	Form of deferred compensation agreement for Executive Deferred Compensation Plan*	Exhibit 10.9a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.9b	Form of deferred compensation agreement for Executive Deferred Compensation Plan (2009 retention awards) *	Exhibit 10.9b to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
10.10	Summary of Outside Director Compensation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
10.11	Centex Corporation Executive Severance Policy*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.11a	Centex Corporation Plan Regarding Severance After a Change in Control dated April 7, 2009*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 8, 2009
10.12	Centex Corporation Salary Continuation Plan*	Exhibit 10.10 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004

10.13	Centex Comprehensive Medical Plan*	Exhibit 10.11 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.13a	Amendment No. 1 to Centex Comprehensive Medical Plan*	Exhibit 10.13a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.13b	Amendment No. 2 to Centex Comprehensive Medical Plan*	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.14	Form of Director Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 14, 2006
10.15	Form of Officer Indemnification Agreement*	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated May 13, 2008
10.16	Form of Change of Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated February 14, 2006
10.16a	Form of Amendment Change in Control Agreement*	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated October 14, 2008
10.17	Credit Agreement, dated July 1, 2005 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 1, 2005
10.17a	First Amendment to Credit Agreement, dated May 25, 2006 among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.2 to Centex’s Current Report on Form 8-K dated June 1, 2006
10.17b	Second Amendment to Credit Agreement, dated July 20, 2007, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.3 to Centex’s Current Report on Form 8-K dated July 23, 2007
10.17c	Third Amendment to Credit Agreement, dated March 26, 2008, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.4 to Centex’s Current Report on Form 8-K dated April 1, 2008
10.17d	Fourth Amendment to Credit Agreement, dated January 23, 2009, among Centex, Bank of America, N.A., as Administrative Agent, and the lenders named therein	Exhibit 10.5 to Centex’s Current Report on Form 8-K dated January 26, 2009
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

Exhibit 10.1 to Centex’s Current Report on Form 8-K dated February 6, 2007
10.20	Contribution Agreement, dated as of March 29, 2008, between Centex Homes and Corona Real Estate Holding Company, LLC	Exhibit 10.28 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.21	Member Interests Purchase Agreement, dated as of March 31, 2008, between Centex Homes and Corona Land Company, LLC	Exhibit 10.29 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008
10.22	Executive Separation Agreement between David L. Barclay and Centex Service Company, LLC effective as of March 31, 2009*	Exhibit 99 to Centex’s Current Report on Form 8-K dated April 2, 2009
10.23	Consulting Agreement between Barclay Consulting Group, Ltd. and Centex Service Company, LLC dated as of April 1, 2009*	Exhibit 99 to Centex’s Current Report on Form 8-K dated April 2, 2009
12.1	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
21	List of Subsidiaries of Centex	Exhibit 21 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
23	Consent of Independent Registered Public Accounting Firm	Exhibit 23 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009

24.1	Powers of Attorney	Exhibit 24.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
31.1	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated May 21, 2009	Exhibit 31.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
31.1a	Certification of the Chief Executive Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated July 28, 2009	Filed herewith
31.2	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated May 21, 2009	Exhibit 31.2 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
31.2a	Certification of the Chief Financial Officer of Centex pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934 dated July 28, 2009	Filed herewith
32.1	Certification of the Chief Executive Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
32.2	Certification of the Chief Financial Officer of Centex pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009
* Management contract or compensatory plan or arrangement